Form 10-Q
period 1996-04-30
ENERGY RESEARCH CORP /NY/
filed 1996-06-13
CIK 886128

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C.  20549

                      FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1996

            Commission file number 0-24852

                 ENERGY RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

         New York               06-0853042
(State or other jurisdiction    (I.R.S. Employer
 of incorporation or            Identification No.)
 organization)

3 Great Pasture Road
Danbury, Connecticut             06813
(Address of principal            (Zip code)
 executive offices)

                      203-792-1640
  (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X  Yes    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 1, 1996 was 3,826,390.

                ENERGY RESEARCH CORPORATION

                        FORM 10-Q

                          INDEX
                          -----


                                               PAGE NO.
                                                -------
PART I - FINANCIAL INFORMATION

ITEM 1.

Unaudited Consolidated Condensed
Financial Statements:

Consolidated Condensed Balance Sheets
as of April 30, 1996 and October 31, 1995         2

Consolidated Condensed Statements of
Operations for the three months ended
April 30, 1996 and April 30, 1995                 3

Consolidated Condensed Statements of
Operations for the six months ended
April 30, 1996 and April 30, 1995                 4

Consolidated Condensed Statements of
Cash Flows for the six months ended
April 30, 1996 and April 30, 1995                 5

Notes to Unaudited Consolidated Condensed
Financial Statements                              6

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of
Operations                                        8


PART II - OTHER INFORMATION

Item 4.

Submission of matters to a Vote of Security
Holders                                          14

Item 6.

Exhibits and Reports on Form 8-K                 15

Signatures                                       16

Part 1 - Financial Information
Item 1. Financial Statements

                ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                (Unaudited)
                                         April 30,    Oct 31,
                                           1996         1995
                                           -------     --------
ASSETS:
Current Assets:
  Cash and cash equivalents               $ 6,040       $ 5,422
  Marketable securities                     3,854         3,900
  Accounts receivable                       2,703         3,203
  Inventories                               1,118           179
  Deferred income taxes                       215           215
  Other current assets                        345            87
                                           ------        ------
     Total current assets                  14,275        13,006
                                           ======        ======

Property, plant and equipment, net          6,703         7,263
Other assets, net                           3,480         3,578
                                           ------        ------
        Total Assets                      $24,458       $23,847
                                           ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt       $ 3,448       $   717
  Accounts payable                          2,259         2,383
  Income taxes payable                          -            71
  Accrued liabilities                       1,544         1,524
  Current portion of deferred license
   fee income                                 270            95
                                           ------        ------

        Total current liabilities           7,521         4,790

Long Term Liabilities:
  Long-term debt                            3,989         6,487
  Capital lease obligation                     17            25
  Deferred license fee income                  50            83
  Deferred income taxes                       214           224
                                           ------        ------
        Total liabilities                  11,791        11,609
                                           ------        ------
Shareholders' Equity:
Convertible preferred stock, Series
 C ($.01 par value); 30,000 and 60,000
 shares issued and outstanding at
 April 30, 1996 and October 31, 1995,
 respectively                                 600         1,200
                                           ------        ------

Common Shareholders' Equity:
Common stock,($.0001 par value);
 8,000,000 shares authorized:
 3,792,873 and 3,711,270 shares issued
 and outstanding at April 30, 1996
 and October 31, 1995, respectively             -             -
Additional paid-in capital                 10,107         9,263
Retained earnings                           1,960         1,775
                                           ------        ------
     Total common shareholders' equity     12,067        11,038
                                           ------        ------
     Total shareholders' equity            12,667        12,238
                                           ------        ------

Total Liabilities and Shareholders'
  Equity                                  $24,458       $23,847
                                           ======        ======

         See notes to consolidated condensed financial statements.


                     ENERGY RESEARCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                          (Unaudited)

                                           Three Months Ended
                                                April 30,
                                            1996          1995
                                            ====          ====
Revenues                               $   7,840     $   8,946
Costs and Expenses:
  Cost of revenues                         5,779         6,868
  Administrative and selling expenses      1,155         1,095
  Depreciation                               511           472
  Research and development                   258           280
                                       ---------     ---------
                                           7,703         8,715
                                       ---------     ---------
  Income from operations                     137           231

License fee income, net
 (includes income from related parties
 of $79 and $79 for the three
 months ended April 30, 1996
 and 1995, respectively)                      89            89
Interest expense                            (150)         (103)
Interest and other income, net               120            67
                                       ---------     ---------
      Income before provision
        for income taxes                     196           284

Provision for income taxes                    72            99
                                       ---------     ---------

      Net income                       $     124     $     185
                                       =========     =========

Primary and fully diluted income
  per common share                     $     .03     $     .05
                                       =========     =========
Weighted average common and common
  equivalent shares outstanding        4,079,558     3,973,857
                                       =========     =========

        See notes to consolidated condensed financial statements.


                          ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                               (Unaudited)

                                             Six Months Ended
                                                April 30,
                                            1996          1995
                                            ====          ====
Revenues                                $ 14,782      $ 18,788
Costs and Expenses:
  Cost of revenues                        10,899        14,719
  Administrative and selling expenses      2,273         2,262
  Depreciation                             1,023           948
  Research and development                   424           511
                                       ---------     ---------
                                          14,619        18,440
                                       ---------     ---------
  Income from operations                     163           348

License fee income, net
 (includes income from related parties
 of $158 and $158 for the six
 months ended April 30, 1996
 and 1995, respectively)                     178           178
Interest expense                            (276)         (198)
Interest and other income, net               225            88
                                       ---------     ---------
      Income before provision
        for income taxes                     290           416

Provision for income taxes                   105           137
                                       ---------     ---------

      Net income                       $     185     $     279
                                       =========     =========

Primary and fully diluted income
  per common share                     $     .05     $     .07
                                       =========     =========
Weighted average common and common
  equivalent shares outstanding        4,034,540     3,970,916
                                       =========     =========

        See notes to consolidated condensed financial statements.

                    ENERGY RESEARCH CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR EACH OF THE SIX MONTHS ENDED APRIL 30,
                      (Dollars in thousands)
                          (Unaudited)

                                                1996          1995
                                                ----          ----
Net cash flows from operating activities:
 Net income                                  $   185       $   279
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Bad debt (recovery)                             -           (27)
   Depreciation and amortization               1,197         1,170
   Deferred income taxes                         (10)          (10)
   Conversion of accrued interest
    to principal on long-term debt                55            59
   (Gain) loss on disposal of property             -             3
   Realized loss on sale of
    marketable securities                          -            64
   Changes in operating assets and liabilities:
     Accounts receivable                         500         5,298
     Inventories                                (939)         (209)
     Other current assets                       (258)         (217)
     Accounts payable                           (124)       (1,289)
     Accrued liabilities                          20         1,663
     Income taxes payable                        (71)           25
     Deferred license fee income                 142           175
     Other                                         -             -
                                             -------       -------
       Net cash provided by
        operating activities                     697         6,984
                                             -------       -------
Cash flows for investing activities:
 Capital expenditures                           (463)         (589)
 Proceeds from sale of marketable securities       -         2,341
 Payments on other assets                        (32)         (666)
 Purchase of marketable securities                 -           (29)
                                             -------       -------
       Net cash provided by
        (used in) investing activities          (495)        1,057
                                             -------       -------
Cash flows from financing activities:
 Repayments of long-term debt                   (388)         (282)
 Proceeds from long-term financing               776           709
 Common stock issued                              28            39
                                              -------       -------

       Net cash provided by
        financing activities                     416           466
                                             -------       -------
       Net increase in cash and
        cash equivalents                         618         8,507

Cash and cash equivalents,
 beginning of period                           5,422         2,038
                                             -------       -------
Cash and cash equivalents,
 end of period                               $ 6,040       $10,545
                                             =======       =======
Supplemental disclosure of cash paid
 during the period for:
   Interest                                     $215          $175
   Income Taxes                                 $356          $177

Noncash preferred stock conversion to
 common stock                                   $600             -

          See notes to consolidated condensed financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               ENERGY RESEARCH CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                   FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation ("the
Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1996 and the results of operations for the six months ended
April 30, 1996 and 1995 and cash flows for such six month periods have been included.

Information included in the Consolidated Condensed
Balance Sheet as of October 31, 1995 has been derived from audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the six months ended April
30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  COMMITMENTS/CONTINGENCIES

Following audits performed by the State of Connecticut
Department of Revenue Services ("DRS") for the period from July 1, 1982 through December 31, 1992, the Company has been assessed sales and use taxes of $800,000 together with penalties of $39,000 plus applicable interest. The Company has filed a complaint against the Commissioner of the DRS in the Connecticut Superior
Court, Judicial District of Hartford/New Britain at
Hartford, requesting that such assessments be set aside on the basis that taxation of purchases of goods and materials pursuant to contracts between the Company and the U.S. Government is prohibited by the United States
Constitution. The Company and the DRS have agreed not to pursue the action pending resolution of the case of United Technologies Corporation v. Commissioner of
Revenue Services and Norden Systems, Inc. v.
Commissioner of Revenue Services (the "United Technology
Case") before the same Court.  The United Technology
Case involves substantially similar facts and questions of law as are being disputed in the Company's pending action against the DRS. On May 19, 1995, the Connecticut Superior Court,
Judicial District of Hartford/New Britain at Hartford ruled in the United Technologies Case that use taxes assessed by the DRS were owed by the plaintiffs in that case, with the exception of certain engineering services which the Court held were not taxable services within the meaning of the State of Connecticut's sales and use tax law. This decision has been appealed by the plaintiffs to the Connecticut Appellate Court on June 7,
1995, with the further request that the appeal be heard directly by the Connecticut Supreme Court. The
Company's action against the Commissioner of the DRS will continue to remain pending subject to the final decision in the United Technologies and Norden Systems actions, after all appeals. Pursuant to a Stock Purchase
Agreement dated December 29, 1987, Fluor Corporation has agreed to indemnify the Company for 100% of liabilities through October 31, 1987 and 50% of any ultimate liability for the period November 1, 1987 to October 31, 1989. The Company's maximum liability for taxes and related penalties and interest if the DRS position is sustained for periods through October 31, 1995 would be approximately $499,000, on a pre-tax basis. However, it is possible that these expenses could be recoverable costs under the related government contracts.

Both the Company and Fluor Corporation intend to pursue all legal remedies to effect a favorable resolution.
Management believes the resolution of this matter will not have a material effect on the Company's results of operations or financial position.

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON THREE MONTHS ENDED APRIL 30, 1996
AND APRIL 30, 1995

Revenues decreased 12% to $7,840,000 in the 1996 period from $8,946,000 in the 1995 period. The decrease in revenues was due primarily to the completion of the manufacture of the fuel cell modules and the completion of the construction of the balance-of-plant for the commercial scale, two-megawatt direct fuel cell power plant in Santa Clara, California. Testing of the balance-of-plant was completed and the fuel cell power plant began operating during the second quarter. The expected decrease in revenues was partially offset by an increase in billings under the Company's other contracts. Revenues for the second half of the fiscal year are expected to be similar to those realized in the second half of fiscal year 1995.

Cost of revenues decreased 16% to $5,779,000 in the 1996 period from $6,868,000 in the 1995 period. The decrease was due substantially to the decreased revenues mentioned above.

Administrative and selling expenses increased 5% to $1,155,000 in the 1996 period from $1,095,000 in the
1995 period, reflecting a slight increase in various expenses. Depreciation increased 8% to $511,000 in the 1996 period from $472,000 in the 1995 period. The increase was due primarily to the acquisition of manufacturing equipment associated with the larger area fuel cell stack design at the Company's manufacturing facility. Research and development expense decreased 8%
to $258,000 in the 1996 period from $280,000 in the 1995
period. The decrease was due primarily to the utilization of personnel on carbonate fuel cell and battery contract activities.

Income from operations decreased 41% to $137,000 in the 1996 period from $231,000 in the 1995 period.
Approximately 46% of the decrease was due to lower cost of money recovery associated with the lower revenues.
Cost of money is an imputed element of cost that is a function of United States Treasury rates, certain assets and various elements of cost. The remainder of the decrease was due primarily to a reduction in activity under a fee-bearing contract.

Interest expense increased 46% to $150,000 in the 1996 period from $103,000 in the 1995 period. The increase was due primarily to the utilization of the credit facility in the 1996 period. The Company did not use the credit facility until late in the second period of 1995.

Interest and other income, net, increased 79% to $120,000 in the 1996 period from $67,000 in the 1995 period. The increase was due primarily to increased interest income. The interest income has increased due to the availability of additional cash from working capital resulting from a more favorable payment procedure under the Company's cooperative agreements.

RESULTS OF OPERATIONS
COMPARISON SIX MONTHS ENDED APRIL 30, 1996
AND APRIL 30, 1995

Revenues decreased 21% to $14,782,000 in the 1996 period from $18,788,000 the 1995 period. The decrease in revenues was due primarily to the completion of the manufacture of the fuel cell modules and the completion of the construction of the commercial scale, two-megawatt direct fuel cell power plant in Santa
Clara, California. Testing of the balance-of-plant was completed and the fuel cell power plant began operating late in the second quarter.

Cost of revenues decreased 26% to $10,899,000 in the 1996 period from $14,719,000 in the 1995 period. The decrease was due primarily to the decreased revenues mentioned above.

Administrative and selling expenses were relatively unchanged at $2,273,000 in the 1996 period from $2,262,000 in the 1995 period. Depreciation increased
8% to $1,023,000 in the 1996 period from $948,000 in the
1995 period. The increase was due primarily to the acquisition of manufacturing equipment associated with the larger area fuel cell stack design at the Company's manufacturing facility. Research and development expense decreased 17% to $424,000 in the 1996 period from $511,000 in the 1995 period. The decrease was due primarily to the utilization of personnel on carbonate fuel cell and battery contract activities.

Income from operations decreased 53% to $163,000 in the 1996 period from $348,000 in the 1995 period. The decrease was substantially associated with the decrease in revenues mentioned above, including lower cost of money recovery under the cooperative agreement to manufacture the fuel cell modules. The remainder of the decrease was due primarily to a reduction in activity under a fee-bearing contract.

Interest expense increased 39% to $276,000 in the 1996 period from $198,000 in the 1995 period. The increase was due primarily to the utilization of the credit facility in the 1996 period. The Company did not use the credit facility until late in the second period of 1995.

Interest and other income, net, increased 156% to $225,000 in the 1996 period from $88,000 in the 1995 period. The increase was due primarily to increased interest income. The interest income has increased due to the availability of additional cash from working capital resulting from a more favorable payment procedure under the Company's cooperative agreements.
During the 1995 period a final charge against income was taken due to the reduction in value of certain investments.

As previously announced, the Company shut down the Santa
Clara demonstration power plant on May 9, 1996 due to electrical anomalies that had occurred during the plant's operation. Prior to the shut-down, the plant had been operating well, exceeding the rated power requirement of 1.8 MW by 7%, with low NOX output: 2PPM, and fuel efficiency of 44%. The Company believes that NOX and efficiency levels are substantially more favorable than those for comparable sized conventional electric power-generating plants. The Company believes that it has identified the causes of the anomalies, has begun the repair work and is replacing certain damaged components. Based upon its initial assessment, the Company believes that it will be able to restart the plant in August. However, the restart of the plant could be delayed if additional damage is discovered or if there are delays in obtaining replacement components.
The allocation of costs for the repairs has not yet been made and discussions with the appropriate project sponsors are in progress. The Company is unable to estimate at this time the impact, if any, that this shut-down and the cost of repairs will have on second
- - -half earnings. However, the Company does not believe that the impact will be material. The Company is making available ongoing progress reports regarding the Santa
Clara project at the Company's World Wide Web site
(www.ercc.com) and by fax at 800-713-4370.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 30, 1996 was $6,754,000, including $6,040,000 of cash and cash equivalents and $3,854,000 of short term investments, compared to working capital of $8,216,000 at October 31, 1995, including $5,422,000 of cash and cash equivalents and $3,900,000 of short term investments. The Company also has a $1,000,000 revolving loan facility from Fleet Bank which expires on March 31, 1997, subject to annual renewal at the discretion of Fleet Bank. At April 30, 1996, the Company had no balance outstanding under this facility.

During the 1996 period, $697,000 of cash was provided by the Company's operating activities. During that period, accounts receivable decreased $500,000 and accounts payable decreased $124,000 primarily due to decreased revenues associated with the completion of the manufacturing of the fuel cell modules for, and the construction of, the Santa Clara power plant. Net cash from operating activities also included the Company's net income of $185,000 and an increase in accrued liabilities of $20,000. These sources of cash were partially offset by a $939,000 increase in inventory primarily attributable to unbilled cost associated with the fuel cell module manufacturing contract.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the 1996 period were $463,000. All of these expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

During the 1995 period, the Company entered into a $2,500,000 credit facility with MetLife Capital
Corporation, an affiliate of Metropolitan Life Insurance
Company. The credit facility bears interest at the 30-day commercial paper rate plus 2.5 percent. The Company had fully utilized the credit facility through the 1996 period to acquire machinery and equipment. The credit facility provides for repayment over 36-50 months commencing with the completion of the equipment acquisition.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. The payment of principal and interest is deferred until November 30, 1996. The indebtedness, including deferred interest, as of April 30, 1996 was $2,532,000. This loan is secured by the pledge of FCMC stock and certain machinery, equipment and leasehold improvements at the Torrington, CT, facility. The accrued interest on the loan is payable at the Company's option. The principal amount of the loan may be converted at MTU's option, into the Company's common stock at a conversion rate of $9 per share prior to November 30, 1996. During December 1995,
MTU converted $216,000 of this loan into 24,000 shares of common stock of the Company.

The Company obtains most of its funding for research and development from cooperative agreements or contracts with United States Government agencies. To continue to obtain funding for these contracts, the Company must continue to prove the benefits of its technologies and be successful in its competitive bidding. Failure to obtain these contracts could have an adverse effect upon the Company. Because the Company receives a significant portion of its revenues from contracts and cooperative agreements with the Department of Energy and other government agencies, future revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts. In general, the Company's government contracts may be terminated, in whole or in part, at the convenience of the government. Recent proposals for 1997 U.S. deficit reductions have included proposals to reduce the Department of Energy (DOE) budgets. The Company cannot predict whether any of these measures will be enacted, or if enacted, whether funding of any of the Company's existing contracts will be affected. Deficit reduction measures could adversely affect the Company's existing contract and its ability to obtain future government contracts and grants. A reduction or delay in the Company's government funding could have a material adverse effect on the Company's ability to commercialize its fuel cell technology.

Full 1996 funding was finally approved for the Company's
Cooperative Agreement with DOE under the 1996 budget legislation. Additionally, Defense Advanced Research
Projects Agency funds in the amount of $6,500,000 have been transferred to DOE for release by DOE to the Company. So far neither of these funds have yet been added to the Company's existing agreements but are expected to be added in the third quarter of 1996.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

The Company desires to provide the following information under the new "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995 and is including it in this Form 10-Q in order to do so. Many of the following important factors discussed below have been discussed in the Company's prior SEC filings and readers are referred to those filings.

The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect the Company's actual consolidated results for the third quarter of 1996 and beyond, to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

- - - The absence of U.S. government appropriation legislation for 1996 and beyond relative to funds for the Company's projects, and/or recision or delays in release of such funds by U.S. government administrative agencies; the impact of deregulation initiatives on gas and electric utilities decision to provide funds for research, development and demonstration projects and/or to provide funds for new equipment purchases; the impact of perceived or real power surpluses on the decisions of utilities to purchase new power generation equipment;
the ability and willingness of purchasers to substitute other products or services for the Company's products or services, the perceived absolute or relative overall value of these products or services by the purchasers, including the features, quality, and pricing compared to other competitive products, the level of availability of the Company's products and services and the ability and willingness of purchasers to acquire newer or more advanced models; the assessment of purchasers to derive satisfactory after market parts and services from the Company and/or its affiliates, if any.

- - - Underutilization of the Company's current or expanded plants in the fuel cell and battery field resulting in production inefficiencies and delays and reduced recovery under cost-of-money provisions of certain cooperative agreements and increases in depreciation costs in connection with plant expansions.

- - - The amount, and rate of growth on the Company's selling, general and administrative expenses, an increase in non-allowable costs, including, but not limited to, interest expenses, patent expenses on certain government contracts and agreements, the imposition of ceilings on general, administrative, bid and proposal and internal research and development expenses on certain government contracts or agreements;
the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations, license valuations and organizational structures.

- - - Additional or non-recoverable costs associated with delays, repairs, overruns, warranties relating to the Santa Clara
Demonstration Project or commercial power plant projects; additional or non-recoverable costs associated with delays, overruns, warranties relating to nickel zinc battery projects.

- - -  Risks associated with the Santa Clara Demonstration
Project including technological or market acceptance issues, performance failures, delivery schedule failures for replacement stacks or parts, or other difficulties by the Company, its subsidiaries or any subcontractors, including the failure to restart the power plant or to achieve satisfactory performance levels upon restarting the power plant.

- - - Competition from mature conventional power plant technologies, including but not limited to, diesel engines, turbines, combined cycle power plants generally available from large business corporations. Competition from other fuel cell power plants such as proton exchange membrane, phosphoric acid, solid oxide and other molten carbonate types some of which are available or being developed by much larger corporations.

- - - Competition from other battery technologies, including, but not limited to lead acid, nickel cadmium, nickel metal hydride, rechargeable lithium ion, and rechargeable zinc-air, many of which are available from large corporations.

- - - Difficulties in obtaining balance of plant components on favorable terms, including but not limited to price, delivery schedules, and quality for fuel cell power plants; difficulties in obtaining raw materials, supplies for fuel cell stacks and for nickel zinc batteries.

- - - Difficulties or delays in the development of both fuel cell and battery products, including, but not limited to reducing cost, increasing endurance and life;
difficulties or delays in demonstration projects, including, but not limited to failure to meet design performance goals for fuel cells such as power output, efficiency, life, and response time and for batteries such as specific energy, specific power, and cycle life.

Difficulties in production and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated including but not limited to, fuel cell power plants and nickel zinc batteries; the failure of customers to accept these products or technologies when planned.

- - - The acquisition of fixed or other assets, including inventories; and the making of any expenditures or incurring any expenses, including, but not limited to depreciation, licenses, research and development expenses; any re-valuation of assets or related expenses.

- - - The effects and changes in trade policies, monetary and fiscal policies, laws and regulations, other activities of governments or lack thereof, activities of regulators and state utilities commissions.

- - - The costs and other affects of legal and administrative cases and proceedings (whether civil such as environmental or product or criminal) settlements and investigations, claims, developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses.

- - - The effects of changes within the Company's organization or in compensation and benefit plans; loss of key employees, the cessation of license agreements wherein the Company is either licensee or licensor which might deprive the Company of license or royalty income or technology support.



PART II  OTHER INFORMATION
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS


Energy Research Corporation's Annual shareholders'
Meeting was held on April 10, 1996.

The meeting involved an election of the following directors to hold office until the next annual meeting of shareholders and until a successor is elected and qualified. All of the directors on the slate were elected.

    Bernard S. Baker         Warren D. Bagatelle
    Hansraj C. Maru          Richard M.H. Thompson
    Christopher R. Bentley   Michael Bode
    Thomas L. Kempner        James D. Gerson
    William A. Lawson

The following three items below were voted on at the annual meeting:


ELECTION OF DIRECTORS
- - ---------------------
                            VOTES      VOTES
NAME OF DIRECTOR             FOR      WITHHELD
- - ----------------            -----     --------

Bernard S. Baker          3,078,775      1,775
Hansraj C. Maru           3,078,775      1,775
Christopher R. Bentley    3,078,725      1,825
Thomas L. Kempner         3,078,475      2,075
William A. Lawson         3,078,775      1,775
Warren D. Bagatelle       3,078,775      1,775
Richard M.H. Thompson     3,078,685      1,865
Michael Bode              3,078,775      1,775
James D. Gerson           3,078,775      1,775


AMENDMENT OF 1988 STOCK OPTION PLAN
- - -----------------------------------

An amendment of the Company's 1988 Stock Option Plan was
presented at the meeting.
                                       BROKER
VOTES FOR   VOTES AGAINST   ABSTAIN   NON-VOTES
- - ---------   -------------   -------   ---------

 2,309,714     197,418       12,845     560,573


AMENDMENT OF SECTION 423 STOCK PURCHASE PLAN
- - --------------------------------------------

An amendment of the Company's Section 423 Stock
Purchase Plan was presented at the meeting.

                                       BROKER
VOTES FOR   VOTES AGAINST   ABSTAIN   NON-VOTES
- - ---------   -------------   -------   ---------

 3,047,916       8,507       10,245      13,882



Item 6 - Exhibits and Reports on Form 8

                   EXHIBIT INDEX
                   -------------
(a) EXHIBIT DESCRIPTION                       PAGE NO.
    -------------------                       -------
EXHIBIT
No.
- - -------

10.41  Amendment No. 2 to the Energy Research     17
       Corporation Section 423 Stock Purchase
       Plan

10.42  Amendments to the Energy Research          18
       Corporation 1988 Stock Option Plan

11     Computation of Earnings (Loss) Per         19
       Share for the Three Months Ended
       April 30, 1996 and 1995 and for the
       Six Months Ended April 30, 1996 and
       1995


(b) REPORTS ON FORM 8-K
    -------------------

      NONE

                     SIGNATURES
                     ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        ENERGY RESEARCH CORPORATION


                     BY: /s/ Louis P. Barth
                         ------------------
                         Louis P. Barth
                         Senior Vice President, CFO
                         Treasurer/Corporate Secretary


Dated: June 13, 1996