Form 10-Q
period 1996-07-31
ENERGY RESEARCH CORP /NY/
filed 1996-09-12
CIK 886128

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C.  20549

                        FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 1996

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

X  Yes    No

            APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's
Common Stock, par value $.0001, as of September 2, 1996 was 3,836,390.

               ENERGY RESEARCH CORPORATION

                        FORM 10-Q

                          INDEX


PART I - FINANCIAL INFORMATION
                                                   PAGE

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets
        as of July 31, 1996 and October 31, 1995     2

        Consolidated Condensed Statements of
        Operations for the three months ended
        July 31, 1996 and July 31, 1995              3

        Consolidated Condensed Statements
        of Operations for the nine months
        ended July 31, 1996 and July 31, 1995        4

        Consolidated Condensed Statements of
        Cash Flows for the nine months ended
        July 31, 1996 and July 31, 1995              5

        Notes to Unaudited Consolidated Condensed
        Financial Statements                         6


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                   8


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                           13

Item 6. Exhibits and Reports on Form 8-K            13

        Signatures                                  14

Part 1 - Financial Information
Item 1. Financial Statements

                ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                (Unaudited)
                                         July 31,    Oct 31,
                                           1996         1995
                                           -------     --------
ASSETS:
Current Assets:
  Cash and cash equivalents               $ 5,472       $ 5,422
  Marketable securities                     3,909         3,900
  Accounts receivable                       2,413         3,203
  Inventories                                 780           179
  Deferred income taxes                       215           215
  Other current assets                        251            87
                                           ------        ------
        Total current assets               13,040        13,006
                                           ======        ======

Property, plant and equipment, net          6,912         7,263
Other assets, net                           3,470         3,578
                                           ------        ------
        Total Assets                      $23,422       $23,847
                                           ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt       $ 3,605       $   717
  Accounts payable                            866         2,383
  Income taxes payable                          -            71
  Accrued liabilities                       1,554         1,524
  Current portion of deferred license
   fee income                                 183            95
                                           ------        ------
        Total current liabilities           6,208         4,790

Long Term Liabilities:
  Long-term debt                            4,004         6,487
  Capital lease obligation                     11            25
  Deferred license fee income                  33            83
  Deferred income taxes                       214           224
                                           ------        ------
        Total liabilities                  10,470        11,609
                                           ------        ------
Shareholders' Equity:
Convertible preferred stock, Series
 C ($.01 par value); 30,000 and 60,000
 shares issued and outstanding at
 July 31, 1996 and October 31, 1995,
 respectively                                 600         1,200
                                           ------        ------

Common Shareholders' Equity:
Common stock,($.0001 par value);
 8,000,000 shares authorized:
 3,836,390 and 3,711,270 shares issued
 and outstanding at July 31, 1996
 and October 31, 1995, respectively             -             -
Additional paid-in capital                 10,270         9,263
Retained earnings                           2,082         1,775
                                           ------        ------
        Total common shareholders' equity  12,352        11,038
                                           ------        ------
        Total shareholders' equity         12,952        12,238
                                           ------        ------

Total Liabilities and Shareholders'
  Equity                                  $23,422       $23,847
                                           ======        ======

         See notes to consolidated condensed financial statements.


                     ENERGY RESEARCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share amounts)
                          (Unaudited)

                                            Three Months Ended
                                                 July 31,
                                            1996          1995
                                            ====          ====
Revenues                               $   7,412     $   7,443
Costs and Expenses:
  Cost of revenues                         5,268         5,680
  Administrative and selling expenses      1,070         1,052
  Depreciation                               477           441
  Research and development                   496           229
                                       ---------     ---------
                                           7,311         7,402
                                       ---------     ---------
  Income from operations                     101            41

License fee income, net
 (includes income from related parties
 of $79 and $79 for the three
 months ended July 31, 1996
 and 1995, respectively)                      89            89
Interest expense                            (113)         (125)
Interest and other income, net               116           113
                                       ---------     ---------
      Income before provision
        for income taxes                     193           118

Provision for income taxes                    71            45
                                       ---------     ---------

      Net income                       $     122     $      73
                                       =========     =========

Primary and fully diluted income
  per common share                     $     .03     $     .02
                                       =========     =========
Weighted average common and common
  equivalent shares outstanding        4,146,020     3,973,132
                                       =========     =========

        See notes to consolidated condensed financial statements.
                              -3-


                          ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                               (Unaudited)

                                            Nine Months Ended
                                                July 31,
                                            1996          1995
                                            ====          ====
Revenues                                $ 22,194      $ 26,231
Costs and Expenses:
  Cost of revenues                        16,167        20,399
  Administrative and selling expenses      3,343         3,314
  Depreciation                             1,500         1,389
  Research and development                   920           740
                                       ---------     ---------
                                          21,930        25,842
                                       ---------     ---------
  Income from operations                     264           389

License fee income, net
 (includes income from related parties
 of $237 and $237 for the nine
 months ended July 31, 1996
 and 1995, respectively)                     267           267
Interest expense                            (389)         (323)
Interest and other income, net               341           201
                                       ---------     ---------
      Income before provision
        for income taxes                     483           534

Provision for income taxes                   176           182
                                       ---------     ---------

      Net income                       $     307     $     352
                                       =========     =========

Primary and fully diluted income
  per common share                     $     .08     $     .09
                                       =========     =========
Weighted average common and common
  equivalent shares outstanding        4,053,282     3,971,663
                                       =========     =========

        See notes to consolidated condensed financial statements.
                              -4-

                    ENERGY RESEARCH CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JULY 31,
                       (Dollars in thousands)
                            (Unaudited)

                                                1996          1995
                                                ----          ----
Net cash flows from operating activities:
 Net income                                  $   307       $   352
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Bad debt (recovery)                             -           (27)
   Depreciation and amortization               1,694         1,673
   Deferred income taxes                         (10)          (10)
   Conversion of accrued interest
    to principal on long-term debt                82            90
   (Gain) loss on disposal of property             3             3
   Realized loss on sale of
    marketable securities                          -            64
   Changes in operating assets and liabilities:
     Accounts receivable                         790         4,401
     Inventories                                (601)         (332)
     Other current assets                       (164)         (116)
     Accounts payable                         (1,517)       (1,426)
     Accrued liabilities                          30           597
     Income taxes payable                        (71)           58
     Deferred license fee income                  38            88
     Other                                         -             -
                                             -------       -------
       Net cash provided by
        operating activities                     581         5,415
                                             -------       -------
Cash flows from investing activities:
 Capital expenditures                         (1,152)         (718)
 Proceeds from sale of marketable securities       -         2,341
 Payments on other assets                        (95)       (1,018)
 Purchase of marketable securities                 -           (29)
                                             -------       -------
       Net cash provided by
        (used in) investing activities        (1,247)          576
                                             -------       -------
Cash flows from financing activities:
 Repayments of long-term debt                 (3,588)         (417)
 Proceeds from long-term financing             4,113           709
 Common stock issued                             191            62
                                             -------       -------
       Net cash provided by
        financing activities                     716           354
                                             -------       -------
       Net increase in cash and
        cash equivalents                          50         6,345

Cash and cash equivalents,
 beginning of period                           5,422         2,038
                                             -------       -------
Cash and cash equivalents,
 end of period                               $ 5,472       $ 8,383
                                             =======       =======
Supplemental disclosure of cash paid
 during the period for:
   Interest                                     $317          $276
   Income taxes                                 $409          $203

Noncash preferred stock conversion to
 common stock                                   $600             -

          See notes to consolidated condensed financial statements.
                                -5-

Part I - Financial Information
Item 1. Financial Statements

               ENERGY RESEARCH CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation ("the Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1996 and the results of operations for the nine months ended July 31, 1996 and 1995 and cash flows for such nine month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1995 has been derived from audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the nine months ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1995 10-KSB.

NOTE 2:  COMMITMENTS/CONTINGENCIES

Following audits performed by the State of Connecticut Department of Revenue Services ("DRS") for the period from July 1, 1982 through December 31, 1992, the Company has been assessed sales and use taxes of $800,000 together with penalties of $39,000 plus applicable interest. The Company has filed a complaint against the Commissioner of the DRS in the Connecticut Superior Court, Judicial District of Hartford/New Britain at Hartford, requesting that such assessments be set aside on the basis that taxation of purchases of goods and materials pursuant to contracts between the Company and the U.S. Government is prohibited by the United States Constitution. The Company and the DRS have agreed not to pursue the action pending resolution of the case of United Technologies

                 ENERGY RESEARCH CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS





NOTE 2:  COMMITMENTS/CONTINGENCIES (Continued)

Corporation v. Commissioner of Revenue Services and Noreen Systems, Inc. v. Commissioner of Revenue Services (the "United Technology Case") before the same Court. The United Technology Case involves substantially similar facts and questions of law as are being disputed in the Company's pending action against the DRS. On May 19, 1995, the Connecticut Superior Court, Judicial District of Hartford/New Britain at Hartford ruled in the United Technologies Case that use taxes assessed by the DRS were owed by the plaintiffs in that case, with the exception of certain engineering services which the Court held were not taxable services within the meaning of the State of Connecticut's sales and use tax law. On August 13, 1996, the Connecticut Supreme Court reversed the Superior Court's decision in part, holding that United Technologies was not liable for sales and use taxes for the purchase and use of the tangible personal property in question, but that it was liable for sales and use taxes on its purchase of personal services used to fulfill its government contracts. The Company expects that, as a result of this favorable holding, the DRS will drop its assessment of sales and use taxes for the Company's purchase and use of tangible personal property in connection with its government contracts which will result in the reversal of substantially all of the above-described tax assessment, including penalties and interest. While the Company will be liable for the payment of sales and use taxes in connection with its purchase of personal services in accordance with the Connecticut Supreme Court's holding, in the Company's case, such services were minimal; therefore the Company's ultimate liability for sales and use taxes will be immaterial.

Part I - Financial Information

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON THREE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995

Revenues were relatively unchanged at $7,412,000 in the 1996 period compared to $7,443,000 in the 1995 period. The decrease in revenues was due primarily to the completion of the manufacture of the fuel cell modules and the completion of the construction of the commercial scale, two-megawatt direct fuel cell power plant in Santa Clara, California. Revenues in the fourth quarter of 1996 are anticipated to be similar to the levels of the fourth quarter of 1995.

Cost of Revenues decreased 7% to $5,268,000 in the 1996 period compared to $5,680,000 in the 1995 period. The decrease was due substantially to the change in the contract revenues mentioned above.

Administrative and selling expenses were relatively unchanged at $1,070,000 in the 1996 period from $1,052,000 in the 1995 period. Depreciation increased 8% to $477,000 in the 1996 period from $441,000 in the 1995 period. The increase was due primarily to assets placed in service at the Company's manufacturing facility. Research and development costs increased 117% to $496,000 in the 1996 period from $229,000 in the 1995 period. The increase was due primarily to carbonate fuel cell activity. The remainder of the increase was due to increased activity in the battery area, including the manufacture of a nickel-zinc battery for a test application in a hybrid electric vehicle.

Income from operations increased 146% to $101,000 in the 1996 period from $41,000 in the 1995 period. The increase was due substantially to the profitability associated with the change in the contract revenues mentioned above.

Interest expense decreased 10% to $113,000 in the 1996 period from $125,000 in the 1995 period. The decrease was due substantially to the capitalization of interest associated with assets under construction and lower interest rates.

Interest and other income, net, was relatively unchanged at $116,000 in the 1996 period from $113,000 in the 1995 period.

RESULTS OF OPERATIONS
COMPARISON NINE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995

Revenues decreased 15% to $22,194,000 in the 1996 period from $26,231,000 in the 1995 period. A decrease in revenues realized under the Company's two-megawatt power plant contracts was offset by an increase in activity under the Company's other contracts. The expected decrease in revenues was partially offset by an increase in billings under the Company's other contracts.

Cost of revenues decreased 21% to $16,167,000 in the 1996 period from $20,399,000 in the 1995 period. The decrease was due substantially to the decreased revenues mentioned above.

Administrative and selling expenses were relatively unchanged at $3,343,000 in the 1996 period from $3,314,000 in the 1995 period. Depreciation increased 8% to $1,500,000 in the 1996 period from $1,389,000 in the 1995 period. The increase was due primarily to assets placed in service at the Company's manufacturing facility. Research and development costs increased 24% to $920,000 in the 1996 period from $740,000 in the 1995 period. The increase was due primarily to carbonate fuel cell activity. The remainder of the increase was due to the manufacture of a nickel-zinc battery for a test application in a hybrid electric vehicle.

Income from operations decreased 32% to $264,000 in the 1996 period from $389,000 in the 1995 period. The decrease was due primarily to the decrease in revenues mentioned above, including a reduction in activity under a fee-bearing contract.

Interest expense increased 20% to $389,000 in the 1996 period from $323,000 in the 1995 period. The increase was due primarily to the full utilization of the $2,500,000 credit facility in the 1996 period. The increase has been partially offset by the capitalization of interest for assets under construction and lower interest rates.

Interest and other income, net, increased 70% to $341,000 in the 1996 period from $201,000 in the 1995 period. The increase was due primarily to increased interest income. The interest income has increased due to the availability of additional cash form working capital resulting from a more favorable payment procedure under the Company's cooperative agreements. During the 1995 period, a final charge against income was taken due to the reduction in value of certain investments.

The Santa Clara Demonstration power plant, which began operating during the second quarter, was shut down in the third quarter. After repairing the pipe dielectrics and other items, the power plant was restarted on August 5, 1996. At this time, the power plant is operating at partial load. The cost for repairs was provided from existing contract funds. As previously reported, one of the sixteen fuel cell stacks is not performing well. This stack is limiting the performance of the power plant. The Company is seeking ways to bypass or supplement this stack output, but there can be no assurance that the power plant will return to prior operating power output levels.

The Company has reached an agreement with the City of Santa Clara to provide services in an amount up to $300,000, if needed, to cover either operating test time or reconfiguration of the power plant. The above amount combined with funds provided by subcontractors have been credited to reduce the Company's engineering subsidiary's liability for unfunded rework on the balance of plant from $1,000,000 to $500,000. The latter warranty is backed by subcontractor and vendor warranties for various time periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 31, 1996 was $6,832,000, including $5,472,000 of cash and cash equivalents and $3,909,000 of short term investments, compared to working capital of $8,216,000 at October 31, 1995, including $5,422,000 of cash and cash equivalents and $3,900,000 of short term investments.

During the 1996 period, $581,000 of cash was provided by the Company's operating activities. During that period, accounts receivable decreased $790,000 and accounts payable decreased $1,517,000 primarily due to decreased revenues associated with the completion of the manufacturing of the fuel cell modules for, and the construction of, the Santa Clara power plant. Net cash from operating activities also included the Company's net income of $307,000 and an increase in accrued liabilities of $30,000. These sources of cash were partially offset by a $601,000 increase in inventory primarily attributable to materials acquired to meet future production requirements and unbilled costs that are expected to be billed during the fourth quarter of 1996.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the 1996 period were $1,152,000. All of these expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

The Company has entered into more favorable lending arrangements with First Union Bank of Connecticut, a subsidiary of First Union Corporation, which provide for (i) a $2,250,000 five-year term loan facility, which bears interest at a floating rate equal to 1.75 percent above London Interbank Offered Rates (LIBOR), and (ii) a $600,000 term loan facility to the Company's fuel cell manufacturing subsidiary, which bears interest at a floating rate equal to 1.75% percent above LIBOR. The credit facilities were previously with Fleet Bank, N.A. The Company discontinued the line of credit because it was unnecessary with the favorable payment procedures associated with the cooperative agreements.

During the fiscal year 1995, the Company entered into a $2,500,000 credit facility with MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company. The credit facility bears interest at the 30-day commercial paper rate plus 2.5 percent. The Company had fully utilized the credit facility through the 1996 period to acquire machinery and equipment. The credit facility provides for repayment over 36-50 months commencing with the completion of the equipment acquisition.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU Friedrichshafen GmbH (MTU) at a rate of 6% per annum. The payment of principal and interest is deferred until November 30, 1996. The indebtedness, including deferred interest, as of July 31, 1996 was $2,559,000. This loan is secured by the pledge of FCMC stock and certain machinery, equipment and leasehold improvements at the Torrington, CT, facility. The accrued interest on the loan is payable at the Company's option. The principal amount of the loan may be converted at MTU's option, into the Company's common stock at a conversion rate of $9 per share prior to November 30, 1996. During December 1995, MTU converted $216,000 of this loan into 24,000 shares of common stock of the Company.

Full 1996 funding was finally approved for the Company's Cooperative Agreement with DOE in June, 1996 under the 1996 budget legislation. Additionally, Defense Advanced Research Projects Agency funds in the amount of $6,500,000 have been transferred to DOE for release by DOE to the Company. These funds have been received in the Company's fourth fiscal quarter and the total federal funding of the Cooperative Agreement with the Company has been increased from approximately $78,000,000 to $84,500,000.

The Company obtains most of its funding for research and development from cooperative agreements or contracts with United States Government agencies. To continue to obtain funding for these contracts, the Company must continue to prove the benefits of its technologies and be successful in its competitive bidding. Failure to obtain these contracts could have an adverse effect upon the Company. Because the Company receives a significant portion of its revenues from contracts and cooperative agreements with the Department of Energy and other government agencies, future revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts. In general, the Company's government contracts may be terminated, in whole or in part, at the convenience of the government. Future deficit reduction measures could adversely affect the Company's existing contract and its ability to obtain future government contracts and grants. Reduction or delays in the Company's government funding could have a material adverse effect on the Company's ability to commercialize its fuel cell technology.

The U.S. Department of Energy (DOE) Congressional budget for 1997 under the Interior and Related Agencies bill presently contains $36,500,000 million for the carbonate fuel cell product improvement Cooperative Agreements. The bill has not yet been signed into law and is, therefore, still subject to change. In the event the bill is passed in its present form, the Company expects the DOE to allocate these funds primarily between the two carbonate fuel cell Cooperative Agreement contractors, one of which is the Company. Depending on DOE allocations, the funds may or may not be sufficient to maintain the annual funding at the required contract levels. Delays in the 1996 funding combined with delays and costs associated with the Santa Clara project have moved the expected commercialization into the 2000 time frame from the previously indicated 1999-2000 period.

Part II - Other Information


Item 1 - Legal Proceedings

See Note 2 to the Unaudited Consolidated Condensed Financial
Statements.



Item 6 - Exhibits and Reports on Form 8

                    EXHIBIT INDEX

(a)  EXHIBIT DESCRIPTION                          PAGE NO.

EXHIBIT NO.


10.43   Loan Agreements, dated June 28, 1996,         15
        with First Union Bank of Connecticut

10.44   Notes, dated June 28, 1996, in favor of       39
        First Union Bank of Connecticut

10.45   Security Agreements, dated June 28, 1996,     53
        with First Union Bank of Connecticut

11      Computation of Earnings (Loss) Per           104
        Share for the Three Months Ended
        July 31, 1996 and 1995 and for the
        Nine Months Ended July 31, 1996 and
        1995



(b) Reports On Form 8-K

      NONE

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ENERGY RESEARCH CORPORATION


                              /s/ Louis P. Barth
                              __________________
                              Louis P. Barth
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary


Dated: September 12, 1996