Form 10-K
period 1996-10-31
ENERGY RESEARCH CORP /NY/
filed 1997-01-29
CIK 886128

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549
                        FORM 10-K
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended       10/31/96

                           OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from________ to ________
        Commission File Number  0-24852

                         ENERGY RESEARCH CORPORATION
            (Exact name of registrant as specified in its charter)

        New York                                 06-0853042
  (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)          Identification Number)

     3 Great Pasture Road, Danbury, CT                   06813
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,  including area code  (203) 792-1460

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
 (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36,509,392, which is based on the closing price of $14.75 on December 31, 1996. On January 23, 1997 there were 3,920,624 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 1997 Annual Meeting of Stockholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 1996 is incorporated by reference in Part III of this Report on Form 10-K.

                     FORM 10-K ANNUAL REPORT

                              INDEX


                                                   PAGE

PART I
Item 1.   Business                                     3
Item 2.   Properties                                  27
Item 3.   Legal Proceedings                           27
Item 4.   Submission of Matters to a Vote
           of Security                                27
           Holders

PART II
Item 5.   Market for Registrant's Common Equity
           and Related Stockholder Matters            28
Item 6.   Selected Financial Data                     29
Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operation                                  30
Item 8.   Financial Statements and Supplementary
           Data                                       37
Item 9.   Changes In and Disagreements with
           Accountants on Accounting and Financial
           Disclosure                                 37

PART III
Item 10.   Directors and Executive Officers of
            the Registrant                            37
Item 11.   Executive Compensation                     37
Item 12.   Security Ownership of Certain
            Beneficial Owners and Management          37
Item 13.   Certain Relationships and Related
            Transactions                              37


PART IV
Item 14.   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                   38

           Signatures                                 44

PART 1.
ITEM 1.   BUSINESS


                       INTRODUCTION
                       ============

ENERGY RESEARCH CORPORATION (ERC or the Company) is a leading developer of electrochemical technologies. At present, the Company is focusing its efforts on the development, demonstration and commercialization of the carbonate fuel cell and the development of an advanced nickel-zinc secondary battery.


Fuel Cell
---------

The carbonate fuel cell converts the chemical energy of a fossil fuel into electricity in a one-step galvanic process which is highly efficient, quiet, and causes virtually no pollution from oxides of nitrogen or oxides of sulfur. Unlike most fuel cell power plants, the ERC system feeds a fuel such as natural gas directly into the fuel cell. In most other systems, it is necessary to first produce hydrogen from the fuel in an external device and then feed the hydrogen to the fuel cell for conversion into electricity in the fuel cell. The Company believes its power plant simplification leads to a more efficient and lower cost system than other fuel cell systems. ERC calls its approach the Direct Fuel Cell (DFC). The DFC operates at a temperature of about 1200 degress
Fahrenheit. At this temperature, precious metal electrocatalysts are not required and a high quality waste heat is available for cogeneration. To date, most of the substantial research, development and demonstration costs associated with the DFC have been provided by the Federal
Government and the electric utility industry, the latter being potential customers for the final product. The
Company is also working together with Mitsubishi Electric
Corp. and Sanyo Electric Co., Ltd. in Japan and Daimler
Benz affiliate MTU-Friedrichshafen GmbH in Europe, licensees of the Company, in the product development.
(See "License Agreements")

The Company believes that markets for the DFC will be the investor owned electric and gas utilities (IOU), municipal owned electric utilities (MOU) and rural electric utilities, independent power producers, industrial and commercial cogeneration, and special situations such as landfill gas fueled units. The Company has focused initially on developing power plants in the 2 to 3 megawatt size range.

For the IOU and large MOU customers, the units or multiples thereof, could serve in a distributed generation mode in their grid systems. For smaller rural electric and MOU customers, the units could be used in an intermediate or base load mode. Non-utility customers may also be attracted by cogeneration applications.

At this time, the Company has conducted the first commercial scale demonstration of its DFC at a site in Santa Clara, California. This project demonstrated a nominal 2 megawatt (1.8 MWAC) DFC power plant. The plant startup began in April 1996. This is the largest carbonate fuel cell power plant in the world and the largest fuel cell of any type operated in the United States.

The project was approximately 60% funded by a group of electric utility companies: the City of Santa Clara, the Los Angeles Department of Water and Power, Southern
California Edison Company, Sacramento Municipal Utility
District, the City of Vernon, California and the National
Rural Electric Cooperative Association, represented by
United Power Association, the Salt River Project, Northern
California Power Agency and approximately 40% by the U.S.
Department of Energy (DOE).

The power plant startup was smooth after some minor adjustments to the DC to AC invertor unit. The power plant surpassed its 1.8 MW AC design goal by reaching a peak power of 1.93 MWAC. About 550 hours into the test, peculiar electrical behavior was observed. Voltage spikes were randomly observed and the Company chose to shut down the power plant in order to check out the phenomena and avoid any possible damage to the digital control system.
On examining the plant, it was determined that the dielectrics in the piping system used to electrically insulate the fuel cell stacks' high voltage had been damaged. The cause of the problem was the use of a glue to attach thermal insulation to the stacks, pipes and dielectric insulators. This glue, applied during the final stage of manufacturing, was converted to carbon during plant startup. The carbon acted as a conductor, negating the effectiveness of the electrical insulators.
The result was damage to dielectrics and other components.
The Company replaced the four highest voltage dielectrics and certain piping, cleaned the carbon from the remaining dielectrics and made repairs where there was visible evidence of damage. A decision was made not to remove certain parts for further inspections in the interest of saving time and costs. To a certain extent, using the glue has prevented making an unambiguous assessment of the fuel cell performance in the power plant. The power plant was restarted, achieved a level of 1.25 MW but was prevented from higher levels by reduced performance of certain stacks. On this basis, it was decided to reconfigure the power plant into an 8 stack 1 MW unit.
The Company believes that the initial event relating to the glue incident might have caused greater damage than originally anticipated. The stacks' reconfiguration was accomplished in the field in a 10 hour period and the power plant was put back on line, after the addition of a new AC to AC transformer. Through January 4, 1997, the plant was at 750 kW or 75% of rated power for the 1 megawatt plant. One stack out of eight was at a slightly lower performance than the others. As of January 27, 1997, the plant has already operated longer, with over 3,375 hours of grid connected time, than any other first-of-its-kind megawatt size fuel cell demonstration power plant. Total operating time is 6,900 hours with 4,900 hours of hot time and it has delivered over 1,550 MWH to the Santa Clara grid. In the second week of January 1997, the power plant was placed in a hot standby condition to perform maintenance on a balance of plant component. The maintenance was completed in about ten hours and the power plant was put back in a grid connected mode but could not sustain a 725 kW load. As of January 9, 1997, the power plant was placed on half load, 500 kW, where it is now operating. Continued operation of the plant in 1997 could be impacted by the availability of operating funds.
Decisions by the SCDP Steering Committee, the Company, and other factors, including input from DOE will determine the duration of testing. A decision to terminate operation of this demonstration could be reached at any time. After the termination of the demonstration, the fuel cells will be returned to ERC for final analysis.

The design of this demonstration plant did not represent the commercial offering. The design and development of the commercial product are being conducted under a cooperative agreement signed with the Department of Energy's Morgantown Energy Technology Center in the first fiscal quarter of 1995. Currently under this agreement, DOE has agreed to provide $84 million over a five year period to further design, develop and demonstrate a commercial prototype power plant with improved, larger fuel cells and a more compact design. Major development emphasis under this agreement will focus on fuel cell and total power plant cost reduction and improved operating endurance, although there can be no assurance that required cost reductions and improved endurance will be attained. The design work in 1996 continued at a reduced level as funding was limited by the delays in the government's appropriation process, resolved in April
1996, and additional expenses associated with the aforementioned and other issues at the Santa Clara
Demonstration Project.

In fiscal 1996 about $17.2 million was spent under this agreement. This is less than the scheduled amount under the agreement.

Fiscal 1997 is off to a reasonable start due to a timely appropriations bill this year. However, the funding level is below the funds required by the cooperative agreement.
The combination of Santa Clara project delays and expense combined with the reduced level of activity in 1996 has resulted in the Company extending its planned commercialization into the 2001 time period. There can be no assurance that the Company will not experience further delays.

The Company is substantially dependent on government appropriations for funding its development and demonstration efforts. The latter has huge advantages for the investor but also introduces an element of risk and schedule uncertainty in the Company's plans.

In addition to DOE agreements, the Company essentially completed an Advanced Research Project Agency (ARPA) contract in 1996 for a diesel fuel powered DFC. This project successfully demonstrated the ability of the Company's DFC to operate on a liquid fuel. This is important as a potential emergency fuel for both commercial and military installations in the event natural gas supply is interrupted. In testing to date, the Company has now demonstrated the ability to operate on natural gas at sites in Germany, Denmark and California and on coal gas in Louisiana and Germany and on JP-8 and diesel fuels at its facilities in Danbury.

Additionally, the Company received 1996 ARPA funds for new work under the Company's cooperative agreement with DOE.
These new funds, received in September 1996, the last month of the Federal fiscal year, will be used to support power plant simulations and certain logistical operations in conjunction with a planned East Coast Demonstration.

New power plant demonstration work beyond the Santa Clara project is planned to begin in 1997 at ERC's Danbury site.
DOE received National Environmental Protection Act approval in October 1996. It is now planned that a higher power, but significantly more compact power plant than Santa Clara is expected to begin to operate in early 1999.
In 1997 ERC will focus on continuing to produce larger area cells and larger stacks at its Fuel Cell
Manufacturing Corporation (FCMC), a subsidiary in Torrington, CT and will initiate testing of these new components and stacks in Danbury. In addition, FCMC is installing new manufacturing equipment to produce larger cells at higher production rates. Already in progress is an upgrading of ERC's Danbury 125 kW test facility to 400
kW capability. Construction work was completed in 1996 and testing of the facility will begin in 1997.

The schedules presented here are forward looking statements subject to uncertainties in funding availability and technological development issues and are subject to the Safe Harbor Provisions of the Private
Securities Litigation Reform Act of 1995 (PSLRA 95).


Battery
-------

In the battery area, the Company continues to focus its efforts on the nickel-zinc rechargeable battery. In the past year, the Company has succeeded in duplicating the 600 cycle, single cell, life of its nickel-zinc battery, in multicell batteries. This substantial improvement should make the nickel-zinc battery an attractive competitor with existing nickel cadmium and nickel metal hydride rechargeable batteries. Because zinc is lighter in weight, less expensive and has about 30% higher voltage output, the resulting nickel-zinc battery delivers more energy per unit weight at a potentially lower cost than either nickel cadmium or nickel metal hydride batteries.
Moreover, zinc is environmentally benign compared with cadmium. Also during the year, the Company built and had tested a full size battery for hybrid electric vehicle operation. Data is protected by a secrecy agreement with the testing partner.

The Company believes that markets for the nickel-zinc battery would be similar to the existing markets for nickel metal hydride and nickel cadmium, i.e., computers, power tools, high end portable lighting, and medical electronics. In addition, the nickel-zinc battery has the potential to compete in the upper cost segment of the lead acid battery markets where it would enjoy a substantial weight advantage. In the first quarter of 1997, the Company entered into a license agreement with Corning, Incorporated. to further develop and commercialize the technology for a broader range of consumer product applications. (See License Agreements)

The Company has tested a 4 Ahr size cell suitable for electronic devices and has designed and began to test a 2
Ahr cell for use as a power source for a Left Ventricular
Assist Device under a National Institute of Health Small
Business Innovative Research Phase II award.

The Company is also holding discussions with potentially interested partners for either licensing or joint venture opportunities in the electric vehicle battery area but there can be no assurance the Company will be successful in this endeavor. While the battery activity at ERC remains small relative to its fuel cell activities, the Company believes that recent developments could result in significant battery business opportunities in the future, but this is contingent on many factors including the success of partners and licensees in commercialization, the continued availability of funds, presently provided by internal research and development allowances under existing contracts and agreements, continuation of which cannot be guaranteed, successful technical results and the ability to reach agreements with outside partners to help in marketing and manufacturing. The Company intends to expand its development activity beyond the nickel-zinc technology into related battery areas.


                   LICENSING AGREEMENTS
                   ====================

General
-------

The Company has entered into international licensing agreements with several major corporations. Generally, the Company has reserved for itself the exclusive rights to manufacture and sell carbonate fuel cells in North
America. The licensees pay annual license fees to the Company. These agreements provide that upon termination, the licensee must pay royalties to the Company in order to continue to use the Company's technology and patents during the life of those patents.

ERC has benefited from its licenses and has received and generally expects to continue to receive valuable technical and manufacturing information from its licensees. By coordinating its own development program with the extensive effort of its partners, it has leveraged its own efforts substantially.

The following table lists (i) the licensees of the Company's fuel cell technology; (ii) the term of each license agreement, (iii) the territory in which the technology is licensed, (iv) the technology licensed and
(v) the type of license:

                 Term of                       Technology    Type of
License          Agreement      Territory      Licensed      License
_______          _________      _________      __________    ________


Sanyo            1998           Japan,        Phosphoric    Exclusive
                                Australia     Acid Fuel
                                and certain   Cells
                                Asian
                                countries

Sanyo            1998           Japan and     Carbonate     Non-exclusive
                                certain       Fuel Cells
                                Asian
                                countries

Mitsubishi       Automatically  Japan and     Carbonate    Exclusive
Electric         extends for    certain       Fuel Cells   (subject to
Corporation      one year       Asian                      the rights
(MELCO)          terms unless   countries                  of Sanyo)
                 terminated

Daimler Benz     1999, with     Europe,       Carbonate    Exclusive
affiliate MTU    option to      Middle        Fuel Cells   (subject to
Friedrichshafen  extend         East, Africa,              the rights of
GmbH                            South America              MELCO and ERC)





Although all the above fuel cell licenses are currently in effect, there can be no assurance that the licensees will continue their agreements with the Company.




Sanyo Electric Co., Ltd. (Sanyo)
--------------------------------

ERC is a party to two license agreements with Sanyo, a large Japanese electronics manufacturer. The first agreement entered into in June 1980 covers phosphoric acid fuel cell technology and grants to Sanyo an exclusive license to utilize ERC's phosphoric acid fuel cell patents and know-how in Japan, Australia and certain other Asian countries (the "exclusive territory") and a non-exclusive license for the same purposes in all other countries of the world except for the United States. Under this agreement, ERC is to be paid royalties at a rate based on kilowatts of electrical generating capacity of phosphoric acid fuel cell systems made, used or sold by Sanyo. ERC also has been granted a royalty free license to use improvements of Sanyo relating to the phosphoric acid fuel cell subsystems.

The second Sanyo Agreement entered into in October, 1986, relates to carbonate fuel cells. In this agreement, Sanyo is granted a non-exclusive license to use ERC's carbonate fuel cell technology and know-how in Japan, South Korea, China and certain other Asian countries (the "non-exclusive territory"). Under this agreement, Sanyo is obligated to pay royalties to ERC at a rate based on kilowatts of electrical generating capacity sold for carbonate fuel cell systems and ERC has been granted a non-exclusive royalty free license to all of Sanyo's carbonate fuel cell improvements. Pursuant to this agreement, Sanyo has built external reforming fuel cell stacks in varying sizes up to thirty kilowatts, and has tested these stacks with liquid fuels such as propane and kerosene. Sanyo is also testing direct fuel cells using natural gas as fuel. Activity at Sanyo decreased in 1996 and the Company does not expect to receive significant new technical information in the future.

Under each of the Sanyo licenses, Sanyo has agreed to pay
ERC specified yearly license fees for the right to receive further know-how of ERC. In 1988, at ERC's request and to assist ERC in its buy-out from its parent company, Sanyo prepaid the annual fees due to be paid over the lives of the agreements through 1998. This agreement expires in February 1998, unless extended by Sanyo.


Mitsubishi Electric Corporation (MELCO)
---------------------------------------

In November 1981, ERC and MELCO, a Japanese electronics and electric equipment manufacturer entered into a license agreement relating to carbonate fuel cell technology.
This agreement is automatically extended yearly unless canceled by either party in advance. Under this agreement, MELCO is granted an exclusive license (subject to the rights of Sanyo) to utilize ERC's patents and know-how for carbonate fuel cells in Japan, South Korea, and certain other Asian countries. It is also granted a non-exclusive license in the other countries of the world, except for certain countries including the United States.
ERC is granted a royalty-free license to the improvements of MELCO for carbonate fuel cells in the United States, Canada and Mexico. ERC also receives an annual license fee from MELCO and is to be paid a royalty based on kilowatts of electric generating capacity sold for carbonate fuel cells made or sold by MELCO. Technical collaboration with MELCO is good and they are pursuing the design and construction of a 200 kW power plant incorporating Direct Fuel Cell technology.


Daimler Benz affiliate MTU-Friedrichshafen (MTU) GmbH
-----------------------------------------------------

In 1989, the Company entered into a license agreement with DASA, a German aerospace and aircraft equipment manufacturer and a subsidiary of Daimler Benz Corporation, one of the largest industrial companies in Europe. That agreement was transferred to a subsidiary of DASA, MTU
Friedrichshafen in 1993 and in 1994, MTU became a subsidiary of AEG Daimler Benz Industrie and now Daimler
Benz affiliate MTU-Friedrichshafen GmbH ("MTU Agreement").
Pursuant to the terms of the MTU Agreement, ERC granted to MTU an exclusive license to use, develop and sell carbonate fuel cells in Europe, subject to certain rights of others, and a non-exclusive license in South America, the Middle East and Africa, subject to certain rights of ERC and others. MTU has agreed to conduct research, development, manufacturing and marketing programs in the area of carbonate fuel cell technology and to make available the results to the Company. In addition, MTU has agreed to pay to ERC an annual license fee through at least 1999 and a royalty based on kilowatts of electrical generating capacity using carbonate fuel cells sold by MTU or its permitted licensees.

During 1996, MTU designed and constructed an innovative balance of plant (BOP) system for cogeneration power plants. ERC's wholly owned subsidiary, Fuel Cell
Manufacturing Corporation produced 300 cells for MTU in 1996 and the first quarter of 1997 and the Company expects
MTU to conduct a hot fuel cell test in 1997 using their BOP.


Electric Power Research Institute (EPRI)
---------------------------------------

In 1988, ERC entered into a license agreement with EPRI, granting ERC the right to use carbonate fuel cell proprietary data developed under certain EPRI contracts with ERC. ERC has agreed to pay EPRI a one-time fee of approximately $50,000 upon ERC's first commercial sale of a carbonate fuel cell stack of one Megawatt or larger in size, and a royalty upon commercial sales of carbonate fuel cell stacks. Under a recent development contract between EPRI and a subsidiary of the Company dealing with the engineering and design of the balance of plant for a full scale carbonate fuel cell power plant, EPRI has agreed to license to the subsidiary on a worldwide basis the balance of plant equipment technology developed and to provide the subsidiary with worldwide sublicensing rights.
The subsidiary has agreed to pay royalties to EPRI for this license based on sales and licensing of carbonate fuel cell power plants, with the total royalties capped at twice the funding provided by EPRI under the contract.
EPRI also has been granted certain rights to balance of plant equipment technology of the subsidiary.

Pacific Gas & Electric Company (PG&E)
------------------------------------

In 1986, ERC entered into a carbonate fuel cell development contract with PG&E. Under the agreement, in return for PG&E monetary support for ERC research and development in carbonate fuel cell technology, ERC agreed to pay to PG&E a percentage of any income received from license fees and royalties and from sales of ownership rights in any invention, design or improvement of carbonate fuel cells and a percentage of income received from net sales of carbonate fuel cells. ERC also entered into a second agreement with PG&E in 1990 which contained certain licensing terms. In 1992-1996 ERC paid PG&E
$34,000 in each year under the first agreement.


Santa Clara
-----------

In 1993, the Company obtained an exclusive license with rights to sublicense through the year 2005 to use the balance of plant design for the 2 MW demonstration power plant built in Santa Clara, CA. (See "Principal
Development Contracts"). The license becomes non-exclusive after 2005 or earlier, at the option of Santa
Clara, if the Company does not meet certain due diligence events. In addition, beginning three years after commencement of production of fuel cells at a commercial scale manufacturing plant, the Company is required to make royalty payments of up to $15 per kilowatt (subject to consumer price index and other adjustments) on sales of fuel cell power plant stacks of capacities of 100 kilowatts or more. This royalty is capped at twice the funding provided by the utility participants in the Santa
Clara Project.


U.S. Department of Energy (DOE)
------------------------------

In connection with certain contracts and grants from DOE, ERC has agreed to pay DOE 10% of the annual license income received from MTU, up to $500,000. Through 1996, ERC has paid to DOE a total of $175,000 (See "Principal
Development Contracts").


Corning, Incorporated
---------------------

An exclusive worldwide license agreement with Corning, Incorporated (Corning), was signed in the first quarter of 1997. The object of this agreement is to commercialize the Company's nickel-zinc secondary battery technology for a broad range of consumer product applications. The agreement provides that Corning will take the lead in the further development of manufacturing, marketing and sales.
The agreement provides estimated expenditures by Corning over a period of time in the multi-phase development, pilot manufacturing and full scale manufacturing program.
The agreement may be terminated by Corning any time prior to the commercialization of the battery, in which case the Company would receive benefits and rights to certain
Corning developments and activities. The agreement requires Corning to pay the Company initial license fees in 1997 and increased license fees in 1998. The agreement also requires Corning to pay royalties on sales including minimum royalties.


                    COMMERCIALIZATION
                    =================

Direct Fuel Cell
----------------

Markets
-------

The Company believes there are five principal markets for its fuel cell power plants: (i) small municipal electric utilities and rural electric utilities, (ii) large electric utilities, (iii) landfill sites where landfill gases may be used to produce electricity, (iv) independent power producers and cogenerators and (v) gas utilities.
Initially, the Company intends to target the needs of the small municipal electric utilities and rural electric cooperatives and the incremental needs of large municipal and investor-owned electric utilities and cogeneration.
The vehicle for approaching these markets will be a nominal 2.8 MW unit currently being designed or a multiple thereof. The Company has also begun to consider a single module version (1.4 MW) of its power plant in order to capture additional market opportunities. In general, the cost per kilowatt increases as the power plant becomes smaller.

The Company anticipates that a shortage of generating capacity will begin in the 1999-2000 time frame but this view is not shared by many energy experts. The Company believes due to the efficiencies which can be achieved at fuel cell power plants as small as two megawatts, that these plants could provide a cost effective means for small municipal utilities to generate their own power.
There are approximately 2,000 municipally or cooperatively owned public utilities in the United States representing
90,000 megawatts, or 13% of the United States electric utility market.

Large utilities also are potential users of the fuel cell power plant technology. According to the U.S. Department of Energy's (DOE), Energy Information Administration (EIA)
Energy Outlook 1996 report, a projected 319 gigawatts of new capacity will be needed by 2015 to meet the growing demand for electricity and to offset retirements.
Approximately 81% of this new capacity will be fueled by natural gas. The Company believes most of this nearly
$319 billion market, estimated by the Company at approximately $1.0 billion per gigawatt, will develop in the 2002 to 2015 time period. According to EIA projections, the fastest growing segment of electric generator capability will be the fuel cell with an annual growth rate of 53.5% in the 1996-2015 time frame beginning in 2005.

Large utilities may be interested in the fuel cell both as an efficient, low pollution and cost effective generating system as well as a dispersed generator <F1>. Since fuel cells can be located at, or in place of, distribution and transformer stations, they may provide greater flexibility in the transmission and distribution of electricity. The modular aspects of fuel cells may also allow larger utilities to introduce phased capacity construction into their generation system. In this approach, the utilities could expand electricity generation capacity to keep pace with demand by adding blocks of fuel cells on a periodic basis as required, thereby improving cash flow as compared with building a single large plant. With larger fuel cell systems, the utility could substitute coal-derived gas, if available and economically attractive, for natural gas as the operative fuel. This flexibility of the fuel cell system, in terms of both its modularity and its adaptability to different fuels, may allow utilities to better control their fuel costs and avoid making a commitment 10 to 12 years in advance to construct a large power station. The Company is not active in the development of coal gasification facilities and would be dependent on this technology being commercialized in order to use coal as a fuel.

The U.S. electric utility industry has been edging toward change for several years triggered in part by the Energy
Policy Act of 1992. 1994 saw the beginning of a major upheaval caused by major moves toward direct access and deregulation by the State of California and elsewhere. As a result, there were substantial layoffs in the industry, a process which continued throughout 1995, a reorganization of EPRI and a heightened atmosphere of competition. In 1996, a number of significant mergers took place within the electric IOU sector and between electric and gas IOUs.

This competition, in an industry once secure by territorial monopolies, should result in further major reorganizations. Some utilities have already decided to phase out of the generation side of the business leaving it to independent power producers and non-utility generators. Others have merged with either other electric utilities or gas supply companies. Regardless of these options, it is obvious that substantial generation equipment will always be required but it is becoming more difficult to identify who the purchaser will be and the timing and magnitude of the purchases.

At present, capacity margins in the U.S. as a whole average about 25%, but vary greatly from region to region.
Studies conducted for the Company by outside contractors in 1996 identify the greatest market potential for its fuel cells on the east and west coasts. The Company believes the prospects of wholesale and retail wheeling together with overall uncertainty as to the future will discourage utilities from adding substantial new generation between now and the end of the century. This factor, together with tougher environmental laws already in existence, the need to relicense


<F1> Olesen Douglas E., The Electricity Journal, Vol. 8,
No. 10, December 1995, p. 57. </F1>
nuclear plants, which may not be economically feasible in some cases, and the aging of U.S. plants, could result in power shortages at about the time the Company plans to bring its product to market. Even the wheeling of power over long distances will result in additional energy losses over the transmission lines, thus offsetting some of the gains achieved by balancing power usage and keeping pressure on capacity margins. The vulnerability of both nuclear power plants and power line transmission capacity was demonstrated by the short fall of power in certain northeast states in 1996.

While the above scenario is favorable to the Company in the long term, in the short term it has become more difficult to coalesce utility groups into joint fuel cell development and demonstration projects. It is also possible that downward pressures on the cost of electricity could develop on an interim basis although the timing and duration of such pricing, if it occurs, is not predictable. Any downward trend in electricity prices would put pressure on all equipment suppliers. In 1996, the Company focused on further defining specific opportunities for its products in this changing utility scenario. As a result of these efforts, the Company identified some attractive IPP and cogeneration market opportunities. These efforts will continue on a site specific basis in 1997.


Activities
----------

ERC is continuing the transition from a development company to a commercial manufacturer of fuel cell stacks and a designer of commercial power plants utilizing fuel cells. The Company believes there is still substantial work to be done before it can commercially produce and sell its carbonate fuel cell systems and power plants.
Among other things, the Company will need to significantly lower the cost per kilowatt for its carbonate fuel cell power plants to a level competitive with competing power generation systems on a cost of electricity basis and demonstrate the longevity, endurance and reliability of the carbonate fuel cells. The Company believes its commercialization program is dependent upon successful testing and completion of one or more large-scale demonstration projects in addition to the Santa Clara project. While the Santa Clara project has met with certain difficulties as discussed above, the project has been able to achieve many of its goals and new milestones.
The following is a list of some of the accomplishments achieved by this project.


          TABLE 1: SOME OF SCDP PROJECT ACCOMPLISHMENTS
                    AS OF DECEMBER 19, 1996
- World's largest advanced fuel cell power   - 3 percent/minute ramping capability
  plant by an order of magnitude               demonstrated so far
- Largest carbonate fuel cell power plant    - Over 2,500 hours of grid connect
  operated in a grid connect utility mode      power delivery
- Achieved 44 percent efficiency level, a    - Reached 1.93 MW AC, 7 percent
  record for a fossil fuel power plant of      higher than rated power
  this size                                  - Valuable information on power
- SOx below detection limits and 2 PPM NOx     allocation among fuel cell stacks in
  emissions                                    the event one stack is under-
- Meets IEEE Specification 519 for less        performing - the present situation
  than five percent overall voltage          - Virtually flawless balance-of-plant
  harmonics                                    operation has been proved over the
- Meets Santa Clara 70 decibel noise           first 4,000 hours of operation
  specifications with no special sound       - Insight gained into future power
  proofing provisions                          plant electrical configuration
- Instantaneous load shed capability



During 1995 and 1996, the Company, using a consultant (ERI
Services, of Hartford, Connecticut), identified cogeneration markets where credits for waste heat usage could be used to reduce the cost of electricity produced.
Markets in 11 states were characterized as a function of selling price from $1000 to $3000/kW for 2.8 MW size units for applications of less than 20 MW. The study indicated a potential market in these states of $28 billion at $1,500/kW and about $4 billion at $3,000/kW.

The Company has been working since 1990 with a group of utilities, the Fuel Cell Commercialization Group (FCCG).
The purpose of the FCCG is to form a collaborative effort between the Company and a group of prospective buyers to advance the commercialization of the 2-3 MW Direct Fuel
Cell power plants. The Company has been working with this group to define power plant requirements, develop system planning models, construct a model contract for power plant purchases and to review power plant designs and other activities. Most of the group's work in these areas, as anticipated and planned in 1990, was essentially finished in 1995. The group remained active in 1996 but with reduced participation.

The initial goal of the Company and the FCCG is to obtain orders for the first 35 power plants from utilities. Any
FCCG orders will be based on final negotiations with individual utilities. At this point in time, there can be no assurance that any of the FCCG utilities or others will place any orders for the Company's fuel cell power plants.
Factors affecting the utility decision to buy power plants will be based in part on the success of the SCDP, which has been previously described, or other demonstrations, final contract terms, the individual utility need for additional generation capacity in the 1999-2000 time frame and beyond, the cost of competitive options as well as other factors which are not known to the Company at this time.

A number of studies involving the Company's fuel cell power plant were conducted by FCCG members examining site specific market opportunities. These studies were generally quite positive. Studies conducted on behalf of the Los Angeles Dept. of Water and Power, Central and
Southwest Services, and Oglethorpe Power Co., a municipal, investor-owned utility and cooperative, are available from EPRI. <F2> <F3> <F4>


Fuel Cell Manufacturing Corporation
-----------------------------------

In 1989, ERC formed a wholly-owned subsidiary, Fuel Cell
Manufacturing Corporation (FCMC), for the purpose of building a fuel cell manufacturing plant able to operate at an annual rated capacity of two megawatts on a single operating shift. On November 30, 1989, the manufacturing subsidiary was financed with long term, low interest loans in the amount of $1.98 million from MTU as well as with ERC funds resulting from the sale of 360,000 shares of Common Stock at $7.00 per share to MTU. This indebtedness to MTU has been greatly reduced as a result of MTU's conversion of $877,000 debt into 97,397 shares of common stock at nine dollars per share during fiscal 1996 and repayment of $1,296,000 in loans and interest by the Company in December 1996.

The major activity at FCMC in 1996 was the completion of
components and stacks for the Santa Clara Demonstration
Project.   Sixteen stacks incorporating 4,000 cells were
built in 1995 and early 1996. Additionally, FCMC began producing larger size components for testing at ERC under its DOE Cooperative Agreement (See "Principal Development
Contracts"). Also in 1996, FCMC installed certain new manufacturing equipment capable of producing higher quality components at much higher rates of production.
FCMC shipped 300 nine square foot cells to MTU in 1996 using a combination of old and new manufacturing processes.

The Company will need to raise additional funds to expand the capacity of FCMC. The first stage in this process is to raise the output capability to 50 MW per year.
Approximately $16 million has been estimated for this step. There can be no assurance that this


<F2> EPRI Report TR-100686, "Molten Carbonate Fuel Cells
as Distributed-Generation Resources, Case Studies for the Los Angeles Department of Water and Power", May 1992.
</F2>

<F3> EPRI Report TR-102163, "Carbonate Fuel Cells and
Diesels as Distributed-Generation Resources, Economic
Assessment of Application Case Studies at Oglethorpe Power
Corporation", October 1993. </F3>

<F4> EPRI Report TR-102468, "Assessment of the Benefits of
Distributed Fuel Cell Generators in the Service Areas of
Central and South West Services, Inc.", October 1993.</F4> funding will be available or if available will result in an output level which will result in a cost competitive fuel cell stack cost. Meanwhile, the Company is using existing funds to expand production capacity incrementally.


Formation of a Worldwide Network
--------------------------------

ERC, through its licenses and other agreements, is involved with major industrial companies and utilities throughout the world in its overall commercialization plans.

In July 1992, ERC's licensee, MTU, formed a European consortium (ARGE) including RWE AG, the largest electric utility in Germany, Ruhrgas AG, the largest natural gas supplier in Germany, Elkraft Power Co. Ltd. (Elkraft), a large Danish utility, and Haldor Topsoe A/S, a Danish industrial company. The stated intent of the consortium is to spend approximately 130 million Deutsche Marks ($90 million), over a nine year period on further development, demonstration and commercialization of the Company's carbonate fuel cell technology. Certain individual members of the consortium, including MTU, Elkraft and Haldor Topsoe A/S, are currently conducting carbonate fuel cell activities on their own utilizing the Company's technology. The activities of this group will complement
ERC's efforts to design and manufacture natural gas and coal gas fueled carbonate fuel cell systems based on ERC designs. MTU is an active technical partner and licensee in the European market. For the time being, MTU buys its fuel cells from ERC but is designing its own 300 kW fuel cell base module for the local market. Similarly in Japan, MELCO is working to further develop carbonate fuel cells.
MELCO is developing a 200 kW power plant based on the Direct Fuel Cell. Sanyo Electric Company has tested 10 kW and 30 kW systems based on ERC technology but there was no new activity by Sanyo in 1996.


Batteries
--------

See LICENSE AGREEMENTS - Corning, Incorporated and
PRINCIPAL DEVELOPMENT CONTRACTS - Batteries.


             PRINCIPAL DEVELOPMENT CONTRACTS
             ===============================

Fuel Cells
----------

General Sponsors
----------------

The Company has been working on the development of its
Direct Fuel Cell technology under contracts since 1977,
with various United States Government agencies including, among others, the Department of Energy (DOE), the Department of Defense, the Defense Advanced Research Projects Agency (DARPA), and the
National Aeronautics and Space Administration (NASA).
There can be no assurance, however, that government funded research and development appropriations will continue or that future contracts will be forthcoming. The Company currently receives its government funding primarily under a long-term Cooperative Agreement with the Department of Energy. This agreement covers a 52 month project which commenced in the first fiscal quarter of 1995 and had an
estimated value of $78 million (DOE share).   In 1996, the
Company received additional funding thru DARPA raising the contract value to $84 million. Additional funding is being provided by the Company and its partners.
Approximately 60% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. The balance of funding will be sought when needed but there can be no assurance that the final 40% of the private sector funding will be available. The agreement covers the design, scaleup, construction and testing of direct carbonate fuel cells operating on natural gas in the 300 kilowatt size range as well as providing funds for megawatt size demonstration of a compact commercial prototype power plant. The award of the above contract was almost one year later than previously anticipated due to extended deliberations with DOE. As a result of this delay and other factors (see INTRODUCTION - Fuel Cells), the Company reassessed its commercialization time table. It is likely that the commercialization will be delayed until 2001 since it is paced to a large extent by the timing and availability of outside funding as well as technical achievements.


Santa Clara Demonstration Project
---------------------------------

An important step in the commercialization of new technology for the electric utility industry and others is a demonstration at a utility site. ERC's wholly-owned engineering subsidiary, Fuel Cell Engineering Corporation
(FCE), entered into an agreement with the City of Santa
Clara and a group of California based and other utilities to design, construct and operate a nominal two megawatt demonstration (1.8 MW) of its direct carbonate fuel cell power plant at a site owned by the City of Santa Clara, California, under the auspices of its municipal electric system (the Santa Clara Demonstration Project [SCDP]).
The SCDP consists of a group of utilities (see
INTRODUCTION - Fuel Cell), the Department of Energy and
EPRI. The Company is required to pay certain license fees relating to the balance of the plant design for the Project as described under "Santa Clara License
Agreement". Funding for the Santa Clara Project was staged based upon achieving certain milestones all of which were met. In addition, the Agreement contains several termination provisions which allow the project director to terminate the project upon authorization of a participants Steering Committee.

During 1996, the Company and the SCDP agreed to certain contract modifications. ERC\FCE agreed that at the option of SCDP, ERC would be responsible for providing up to $300,000 in funding from non-SCDP sources for use for certain corrections, reconfigurations or additional test time for the project. In consideration for the above, SCDP agreed to reduce FCE's liability for unfunded rework from $1,000,000 to $500,000 and to eliminate certain provisions relating to supplying spare stacks for the project. During 1996, FCE provided certain services under this agreement.

The FCE contract with the Santa Clara Demonstration
Project participants includes warranty obligations on general performance and engineering work. Any project rework costs that are identified as related to warranty are reimbursed to FCE up to a total of $500,000. These funds have been set aside as a "rework funding reserve".
If the total cost of warranty rework exceeds the $500,000 reserve amount, FCE is obligated to perform the additional rework without reimbursement. FCE's liability for unfunded rework is limited by the contract to $500,000.
The FCE subcontract to the major design and construction contractor, Fluor Daniel, Inc., flows down this liability to Fluor Daniel for a certain period of time. The Company does not anticipate material expenditures under its warranty obligation, but there can be no assurance that major balance of plant equipment problems will not occur at some point during testing after vendor and Fluor Daniel warranties have expired.


Other Activities
----------------

During fiscal 1994, 1995 and 1996, 100% of the Company's research and development was funded by customers, including approximately $1.35, $0.94, and $1.26 million, respectively, of discretionary independent research and development expense. The Government funding provided approximately 71%, 72% and 76% of revenues in fiscal 1994, 1995 and 1996, respectively. United States Government funding largely was provided by DOE. Because the Company receives a significant portion of its revenues from contracts and subcontracts with the Department of Energy and other government agencies, future revenues and income of the Company could be materially affected by changes in procurement or appropriation policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts and cooperative agreements. The Company performs its services under contracts or agreements that usually require performance over a period of one to five years.
In general, the Company's contracts or agreements may be terminated, in whole or in part, at the convenience of the Government. If a termination for convenience occurs involving a cost reimbursement type contract, the Government is generally obligated to pay the cost incurred by the Company under the contract up to the date of termination and the limit of the contract funding plus a pro rata fee based upon the work completed. Virtually all U.S. government contracts are funded annually based on administrative recommendations and congressional appropriations and there can be no assurance that funding beyond the first year of any contract will be available. Funding can also be affected by delays in the passage of Appropriations Bills by Congress, which happened in 1996. ERC has received approximately $16.5 million in 1997 funding from DOE, of which approximately $1.5 million is assigned to the SCDP
Cooperative Agreement. There can be no assurance that some of this funding will not be subject to recision. The
Office of Management and Budget has indicated it wants a 14% cut in DOE Fossil Energy budget for 1998 putting further pressure on future appropriations.

Most of the Company's contracts have been performed under cost reimbursement contracts and, to a lesser extent, time-and-materials contracts and fixed price contracts.
Cost reimbursement contracts provide for reimbursement of costs (to the extent allowable under federal regulations up to the funded limit set by the contract) and for payment of a fee. The Company has also entered into cost shared contracts with the Government pursuant to which it receives no fees but does receive a cost of money allowance. Since the Government does not allow interest costs, most of these contracts produce a net loss. At present, most DOE contracts involve cost sharing and no fees are recovered. Substantially, all Government contract revenues for the year ended October 31, 1996 were from cost reimbursement contracts or cost-shared agreements.

Since 1981, the Company has received approximately $21 million of funding directly or indirectly from EPRI, a non-profit institute established in 1972 by the nation's utilities to develop and manage technology programs, for its carbonate fuel cell development. EPRI is a major participant funding the SCDP. No new funds are anticipated from EPRI at this time.

Another source of contract funding came from Elkraft Power
Co., Ltd., a member of the MTU European consortium.
During 1993, the Company negotiated a contract with Elkraft to build and help start up a 10 kW carbonate fuel cell stack for testing. The stack was shipped in November
1993 and was placed on test at Elkraft in early 1994 and was operated through the first quarter of 1995. All test data accumulated from this project was shared with the Company and DOE. During 1996, the Company supplied
Elkraft with an advanced catalyst design fuel cell stack.
This stack was tested by Elkraft in Denmark with ERC providing support services under a contract with Elkraft.

Since long term testing and the facilities required for such tests are costly, the additional information derived from such projects with utilities is very valuable to the Company and represents no cost to either the Company or the U.S. Government.

In addition to the activities listed above, the Company was active in soliciting other business from industry and government organizations. A $4.7 million Advanced Research Projects
Agency (ARPA) contract to demonstrate liquid fuels in the Company's fuel cell was awarded to ERC in the first quarter of 1994 and was completed in 1996. This contract is administered by NASA. Additional ARPA funding for fiscal 1994 and 1995 in the amount of $8.2 million was appropriated and earmarked for direct fuel cell work.
This funding was directed through DOE and is part of the new Cooperative Agreement with DOE. There can be no assurance additional ARPA funding will be available for this project although $2.4 million was allocated in the 1997 Department of Defense Appropriations bill. An additional $1.9 million of DARPA (formerly ARPA) funds has been provided in the 1997 budget for the study of carbonate fuel cells for naval applications. There can be no assurance however that the Company will be awarded a contract for this work as any contracts if awarded, will be done on a competitive basis.

During the FY 1996 and first quarter of 1997, the Company produced and shipped approximately $1.5 million of DFC parts to its licensee, MTU. Also, the Company was active under several Phase I & Phase II Small Business Innovative
Research grants in the battery and fuel cell area which are fee bearing contracts. The Company received 2 new
Phase I and 2 new Phase II SBIR's in 1996.


Batteries
---------

While the Company's battery division currently accounts for only about one percent of the Company's total revenues, the Company believes that its nickel batteries, particularly nickel-zinc currently under development, represent a potential source of future revenue for the Company. ERC has developed a plastic-bonded electrode process technology for use in its nickel-zinc and nickel-cadmium batteries which permits the construction of batteries that are lighter in weight and lower in cost than conventional batteries currently available. Use of the Company's proprietary process in this construction of nickel-zinc batteries has the additional advantage of having very low environmental impact compared to lead-acid or conventional nickel-cadmium batteries. The prospect of stricter environmental legislation relating to the manufacture, disposal and recycling of batteries containing large amounts of lead or cadmium, both of which are hazardous and toxic, if enacted, could enhance the attractiveness of the Company's nickel-zinc battery. The Company's nickel-zinc batteries can now be recharged up to 600 times. In 1996, the Company successfully duplicated the extended testing in multicell 15 ampere batteries.
Also in 1996, the Company began testing of a full size hybrid electric vehicle battery at a potential users site.

Approximately 51% of the Company's discretionary internal research and development funding, which it receives under its government contracts, was used in further nickel-zinc battery development during the current fiscal year.

The Company believes that its batteries represent technological advances over certain existing commercial batteries and is exploring potential worldwide market opportunities for its battery technology. Due to its limited resources and its decision to focus its commercialization efforts in the area of carbonate fuel cell technology, the Company does not presently intend to build a manufacturing facility for the commercial production and sale of its battery products. During 1996, ERC held discussions with several corporations regarding cooperating on nickel-zinc and related batteries. In the first quarter of 1997, the Company reached an agreement to license its nickel-zinc battery technology to Corning, Inc. for a broad range of applications on an exclusive worldwide basis (see License Agreements). The Company intends to continue to seek nickel-zinc battery business opportunities and partners in the field of electric and hybrid electric vehicles as well as battery opportunities using its technology for non-nickel zinc batteries, but there can be no assurance that it will be successful in these activities.


              INTELLECTUAL PROPERTY MATTERS
             ===============================

The Company seeks to protect its technology through U.S.
patents and trade secrets and other agreements. Many of these patents are also filed in South America, Canada, Europe and Japan. The Company has received 2 new fuel cell and 1 new battery patent in FY 1996. Also the Company applied for 4 fuel cell and 2 battery patents in FY 1996.

Many of the United States patents were the result of government-funded research programs. The Government does not impose significant restrictions on the Company's use of government-sponsored patents, except that military and national security applications of technology remain the property of the United States Government. Patents of ERC that were the result of government-funded research prior to January, 1988 (the date the Company qualified as a small business under applicable government regulations) belong to the Government unless the Government waives its rights to these patents. In most cases, the Company has obtained ownership of these patents. One of the Company's material patents is owned by the United States Government.
The Company has received a license to use this patent, which is revocable only in the limited circumstances where it has been demonstrated that the Company is not making an effort to commercialize the invention. Patents resulting from government-funded research after January 1988 automatically belong to ERC because of its small business status. In both instances, however, the Government retains a royalty free right to use the patents for government purposes and "march-in" rights with respect to the patents. March-in rights allow the Government to take title to the patents and to license the patented technology to others if the Government believes that the Company is not utilizing the patents. A number of the Company's patents are subject to march-in rights. The Company believes, however, that the likelihood of the Government exercising these rights is very small and would only occur if the Company ceased its commercialization efforts.

The Company's patents will expire during the period from 1998 through 2015. The Company does not believe that the expiration of any of its earlier patents will have a material adverse effect on the Company's business.

There can be no assurance that the issued patents or the licensing rights of the Company will fully, or even partially, protect the Company's technology from competitors' approaches, or that new patent applications will be allowed. There can be no assurance that the Company would be successful if any challenges are made by the Company to the patents of other parties or that other parties will not be successful in asserting infringement claims against the Company. Further, because of the intense competition in fuel cell and battery technology and the large number of patents filed, or being filed, no assurance can be given that the Company will not need another Company's patent under a license agreement, if such an agreement could be reached or what the terms of that agreement might be. Any determination that the Company's products or manufacturing processes have infringed on the product or process rights held by others could have a material adverse effect on the Company's business and results of operation. Additionally, adverse determinations could result in the Company's loss of proprietary rights, subject the Company to liability to third parties or prevent the Company from manufacturing or selling its products, any of which could have a material negative effect on the Company's business and hinder the Company's commercialization initiatives.

The Company also relies on know-how and trade secrets to establish its fuel cell and battery technologies for commercial applications and there is no assurance it can adequately protect this information in its dealings with other entities. There can be no assurance that other organizations will not develop similar or better information through their own efforts.


                        EMPLOYEES
                        =========

As of December 31, 1996, the Company had 151 full-time employees, of which approximately 67 were engineers, scientists, and other degreed professionals and 84 were professional, technical, administrative and manufacturing support personnel. None of the Company's employees is represented by a labor union, and the Company considers relations with its employees to be good. The loss of key employees could cause delays in completing contracted work and development and commercialization activities.



                       COMPETITION
                       ===========


Fuel Cells
----------

Although a number of domestic and foreign companies are engaged in the development of fuel cells, the Company knows of no other company that has developed a direct carbonate fuel cell, other than its licensees, although others are probably working to do so. The Company believes that its direct carbonate fuel cell could provide it with a significant competitive advantage. This is a forward looking statement contingent on completing commercialization activities and could be impacted by funding availability and the ability of the Company to reduce fuel cell power plant costs, while increasing power plant life and endurance. The Company knows of four major companies in the United States which are involved in significant fuel cell development and at least one, M-C
Power Corporation, of these companies competes directly with ERC in the development of carbonate fuel cells but uses a different technical approach.

In Japan there are at least six major companies developing fuel cells (two of which are licensees of the Company) and all are engaged in carbonate fuel cell development. In
1994, two major Japanese companies and potential competitors of ERC demonstrated the extended operation of 100 kW size carbonate fuel cells of the indirect type and continued their efforts in 1996 with the goal to have a 1
MW size plant on test in 1999. This plant is budgeted to cost approximately six times per kilowatt the cost of the Company's power plant in Santa Clara. Some of these companies already produce other types of electric generation equipment and have extensive marketing and sales departments. All of the companies in Japan operating in this field are very large compared to ERC.
In Europe, companies in Germany, Holland, Spain and Italy are actively engaged in carbonate fuel cell development and are potential competitors, although these efforts are not as well advanced as the progress of the United States and Japanese companies. The German activity through ERC's licensee MTU and its partners is by far the largest effort. Almost all of these companies are also significantly larger than the Company, possess greater financial resources and have established product lines in electric generation equipment and in other fields.

ERC fuel cell products must also compete with more established rotating machinery equipment, including various engines and turbines, which are currently in use and have established operating and cost features. The greatest competition comes from the gas turbine industry which recently has made good progress in improving fuel efficiency and reducing pollution in large size combined cycle natural gas fueled generators. Efforts are underway to extend these advantages to small size machines. The
Company believes that
in the small size units, under 5 MW, that gas turbines will not be able to match its fuel cell efficiency or environmental characteristics but there can be no assurance that the Company will be able to compete with small gas turbines even if these machines have less desirable operating characteristics.

Once the Company has developed commercial products, it expects to encounter competition from various sources, including companies that may have substantially greater technical, marketing and financial resources than the Company.


Batteries
---------

The Company does not have much competition in the nickel-zinc area as no competitor is known to have achieved the equivalent cycle life results. In Japan, one major battery company is pursuing nickel-zinc technology and several smaller companies are pursuing the technology in Europe. Severe competition comes from the entrenched nickel cadmium and nickel metal hydride battery companies who have large volume production capabilities and the associated production cost advantages. Recently some companies have begun marketing a rechargeable zinc manganese oxide battery which is less expensive than the projections for the Company's nickel-zinc battery. At present, cycle life of this battery is limited to about 20 cycles with considerable degradation. There can be no assurance however, that the cycle life of this battery will not be further improved.

A barrier to market entry exists because OEM's are reluctant to try new battery technologies in their products that have not been extensively tested or that have different voltage characteristics.


        SOURCES AND AVAILABILITY OF RAW MATERIALS
        =========================================


The Company believes that virtually all of the raw materials used in its products are readily available from a variety of vendors in the United States and Canada.
However, certain manufacturing processes which are necessary to transform the raw materials into component parts for fuel cells are presently available only through a small number of foreign manufacturers.

The Company believes that these manufactured products are currently obtainable and eventually will be obtainable from the United States suppliers as demand for these items increases.


                  GOVERNMENT REGULATIONS
                  ======================

The Company presently is, and its fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. To date, the Company believes that it has obtained all necessary government permits and has been in substantial compliance with all of these applicable laws and regulations. There can be no assurance, however, that the Company will continue to obtain all required permits and will continue to be in compliance with presently applicable regulations and/or will be able to comply with any future regulations.

Pursuant to the National Environmental Protection Act
(NEPA), since 1991, each local Department of Energy procurement office must file and have approved by the Department of Energy in Washington, DC, appropriate documentation for environmental, safety and health impacts with respect to procurement contracts entered into by that local office. The costs associated with compliance with environmental regulations are generally recoverable under the Company's cost reimbursable contracts. In certain cases, contract work may be delayed until the approval is received. In the first quarter of 1997, DOE's Federal
Energy Technology Center (formerly Morgantown Energy
Technology Center)received NEPA approval for ERC's east coast demonstration at the Company's site in Danbury.


                        EXECUTIVE OFFICERS
                        ==================

The executive officers of the Company are as follows:



     NAME                AGE  POSITION WITH THE COMPANY
     ----                ---  -------------------------


Dr. Bernard S. Bake      60   President, Chief Executive Officer and
                                Director
Dr. Hansraj C. Maru      52   Executive Vice President, Chief
                                Operating Officer and Director
Christopher R. Bentley   54   Executive Vice President, Director and
                                President of Fuel Cell Manufacturing
                                Corp.
Louis P. Barth           52   Senior Vice President, Chief Financial
                                Officer, Treasurer & Corp. Secretary
Donald R. Glenn          57   Vice President-Corporate Development
                                President of Fuel Cell Engineering Corp.


Dr. Bernard S. Baker has served as a director of ERC since joining the Company in 1970. Dr. Baker has been President and Chief Operating Officer of ERC since 1973 and Chief
Executive Officer since March, 1992.  He received a Ph.D.
from the Illinois Institute of Technology in 1969, and was a Fulbright Fellow at the Laboratory for Electrochemistry at the University of Amsterdam subsequent to his receiving his Master of Science in Chemical Engineering from the University of Pennsylvania in 1959.

Dr. Hansraj C.  Maru has been Executive Vice President,
Chief Operating Officer and director since December, 1992.
Prior to that he was Senior Vice President-Research and Development. Dr. Maru joined the Company in 1977. Dr.
Maru received a Ph.D. in Chemical Engineering from the Illinois Institute of Technology in 1975.

Christopher R. Bentley has been a director since June, 1993. Mr. Bentley has been Executive Vice President of
ERC and President of the Company's manufacturing subsidiary since September, 1990. From 1985 through 1989 he was Director of Manufacturing (1985), Vice President and General Manager (1985-1988) and President (1988-1989) of the Turbine Airfoils Division of Chromalloy Gas Turbine
Corporation, a major manufacturer of gas turbine hardware.

Louis P. Barth has been the Senior Vice President since December, 1993, the Chief Financial Officer of ERC since 1981 and the Treasurer and Corporate Secretary since 1988. From 1985 to 1993, Mr. Barth was the Vice President-Finance. He joined ERC in 1976 as Controller.

Donald R. Glenn has been the Vice President of Corporate
Development of ERC since 1985, the Executive Vice
President of the Company's engineering and marketing subsidiary from March, 1992 to October, 1993 when he was elected President. Mr. Glenn joined the Company in 1983.



ITEM 2. PROPERTIES

The Company currently owns and occupies approximately
72,000 square feet in two interconnected single story buildings on 10.8 acres, of which approximately 5.4 acres are currently used, in Danbury, Connecticut. For specific information with respect to the mortgage on the Danbury, CT facility, see footnote #6 Long-Term-Debt, page F-12.
Additionally, ERC has leased a 63,000 square foot facility in Torrington, Connecticut for its manufacturing operations. The lease expires February 1, 1998. The annual lease cost of the Torrington facility is approximately $300,108. The Company believes that its facilities are adequate for its current operations, with approximately 85-90% utilization of the Danbury and Torrington facilities.


ITEM 3. LEGAL PROCEEDINGS

With respect to legal proceedings, please see footnote #7, Commitments and Contingencies, to Consolidated Financial
Statements, page F-14.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

No matter was submitted to a vote of securities holders during the fourth quarter of the fiscal year covered in this report.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock (Common Stock), par value
$.0001, has been publicly traded since June 25, 1992.
Since September 21, 1994, the Common Stock has been traded on The Nasdaq Stock Market.

The following table sets forth the range of high and low prices of the Common Stock on the Nasdaq for the fiscal quarters indicated, as reported by Nasdaq.




Year Ended 10/31/96                   HIGH       LOW
-------------------                   ----       ---

COMMON STOCK
First Quarter                         12.250     10.250
Second Quarter                        14.375      9.500
Third Quarter                         22.250     11.500
Fourth Quarter                        15.750     11.250

Year Ended 10/31/95                   HIGH       LOW
-------------------                   ----       ---
First Quarter                         10.500      8.500
Second Quarter                        11.000      8.500
Third Quarter                         10.500      7.500
Fourth Quarter                        11.750      8.000



The Company has never paid any dividends on its Common
Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates retaining all available earnings for the growth and expansion of the Company's business.

Under the terms of the Company's Loan Agreement with First
Union Bank of Connecticut, the Company may not without the written consent of Fleet Bank declare or pay any dividend.

On January 15, 1997 there were approximately 1,579 common stockholders of record.

Recent Sales of Unregistered Securities
---------------------------------------

On May 3, 1996, the Company issued 22,667 shares of its
Common Stock to James Gerson, a Director of the Company, upon the exercise by Mr. Gerson of Warrants issued by the Company to him on July 2, 1992 in connection with the Company's initial public offering. The shares were acquired for an aggregate purchase price of $244,803.60.

On December 14, 1995 and on October 31, 1996, the Company issued 24,000 and 73,397 shares, respectively, of its Common Stock to MTU upon the conversion by MTU of certain
Promissory Notes of the

Company. The principal amount of $216,000 and $450,000 plus $210,573 in accrued interest, were converted in the transactions.

With regard to the foregoing transactions, the Company relied upon Section 4(2) of the Act, as an exemption from the registration requirements of the Act. No commissions were paid to any underwriter in connection with the securities issued in any of the foregoing transactions.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below as of the end of each of the years in the five-year period ended October
31, 1996 have been derived from the consolidated financial statements of Energy Research Corporation.


                     STATEMENT OF OPERATIONS DATA
             (in thousands, except share and per share data)

                               1996       1995       1994       1993       1992
                               ----       ----       ----       ----       ----
Net Sales                     $29,446    $33,955    $30,084    $22,211    $17,014
Gross Profit                    8,551      7,696      8,020      7,948      6,589
Operating Expenses:
 Administrative & Selling       4,858      4,513      4,730      4,657      3,756
 Depreciation                   1,919      1,801      1,663      1,645      1,206
 Research & Development         1,260        944      1,348      1,148      1,470
Operating income                  514        438        279        498        157
Interest & other income,
 net                              442        317        148        174        107
Interest expense                 (503)      (459)      (435)      (490)      (570)
Income before income taxes        810        653        356        538        148
Income tax expense                301        211        136        197         65

Net Income                    $   509     $  442     $  220     $  341     $   83

Net income per share
 (primary & fully diluted)        .13        .11        .06        .09        .02

Number of shares used
 in per share
 calculation                4,063,061  3,972,281  3,939,925  3,895,667  3,356,851

Balance Sheet data:
Working capital                 8,087      8,216      7,619      8,545      8,382
Total assets                   23,540     23,847     22,515     20,930     21,548
Long-term debt                  4,363      6,487      5,839      6,237      6,662
Total shareholders' equity     14,062     12,238     11,685     10,206      9,862


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


OVERVIEW
--------

The Company obtains nearly all of its revenues from government and commercially-funded research, development and demonstration contracts or cooperative agreements.
United States Government contracts, which represent the bulk of these contracts, are generally multi-year, cost reimbursement type contracts. Their continuation is dependent upon the government's continued allocation of funds. Under a cost-reimbursement contract, the Company is reimbursed for reasonable and allocable costs of the materials, subcontracts, direct labor, overhead, general and administrative expenses, independent research and development costs and bid and proposal preparation costs, provided the total of such costs do not exceed the reimbursement limits set by the contract. In addition, some of these contracts bear a fixed fee or profit. The profitability of these contracts to the Company depends upon limiting nonreimbursable expenses, charging direct costs to contracts, maintaining adequate control of overhead costs and general and administrative expenses so they do not exceed the approved billing rates, and limiting the aggregate reimbursable costs to the allowable amounts set by the contract.

In addition to cost reimbursement contracts, the Company enters into firm fixed price contracts and cost sharing type contracts. In performance of a firm fixed price contract, the Company is paid the price that is set in advance without regard to the costs actually incurred in performance, subject to certain excess profit limitations.
In a cost sharing type contract, the Company agrees in advance to contribute or cause to be contributed an agreed upon amount of effort or costs toward fulfilling the objective of the contract. Except for the Company's cost contributions, the contract operates in substantially the same manner as a cost reimbursement type contract. At present, most of ERC's contracts and cooperative agreements are cost shared and no fee or profit is allowed. The contracts and agreements do provide for a cost-of-money recovery tied to U.S. Treasury rates.

Since 1983, when the Company began to shift its emphasis from fuel cells for military use to commercial applications, the Company's primary development focus has been on carbonate fuel cells and the funding it has received in every year for the fuel cells has represented a substantial portion of the Company's revenues.

In 1989, the Company took the first step toward commercialization of the carbonate fuel cell technology by selling Common Stock to, and obtaining financing from MTU.
The equity and loan proceeds, together with funds obtained from a commercial loan, were used to establish the carbonate fuel cell stack manufacturing operation, Fuel Cell Manufacturing Corporation, a wholly-owned subsidiary. In 1991, the Company established a wholly-owned engineering and marketing subsidiary, Fuel
Cell Engineering Corporation to design, market and build fuel cell power plants. In 1993, the Company entered into the first two-megawatt carbonate fuel cell power plant demonstration contract, which began operating in April
1996.

The Company will continue to seek research and development contracts for all its product lines. To continue to obtain funding for these contracts, the Company must continue to prove the benefits of its technologies and be successful in its competitive bidding. Failure to obtain these contracts could have an adverse effect upon the Company. Because the Company receives a significant portion of its revenues from contracts and subcontracts with the Department of Energy and other government agencies, future revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts. In general, the Company's government contracts may be terminated, in whole or in part, at the convenience of the government. Recent proposals for U.S.
deficit reductions have included proposals to eliminate the Department of Energy as a separate agency along with other general spending reduction measures. The Company cannot predict whether any of these measures will be enacted, or if enacted, whether funding of any of the Company's existing contracts will be affected. Deficit reduction measures could adversely affect the Company's ability to obtain future government contracts and grants.
A reduction or delay in the Company's government funding could have a material adverse effect on the Company's ability to commercialize its fuel cell technology. During
1996, the difficulties experienced by the Government in resolving the Federal budget resulted in delayed funding.
The Company adjusted its expenditures to the lower funding rates. This caused delays in the work being done under existing contracts which inevitably cause delays in the Company's activities and commercialization schedule. In
1997, the Company has been allocated approximately
$16,500,000, of which $15,000,000 is for the main Product
Improvement Cooperative Agreement and $1,500,000 for the
Santa Clara Demonstration Project Cooperative Agreement.
There can be no assurance that some of this funding will not be subject to recision. The Company was allocated approximately $6,000,000 from the Defense Advanced
Research Projects Agency (DARPA) in September 1996 which was added to the U.S. Department of Energy (DOE)
Cooperative Agreement, raising its value to $84 million.
The 1998 budget is under pressure with the Office of Management and Budget suggesting a 14% cut in DOE's Fossil
Energy budget.

RESULTS OF OPERATIONS
--------------------

1996 COMPARED TO 1995.  Revenues decreased 13% to
$29,446,000 in the 1996 period from $33,955,000 in the
1995 period. The decrease in revenues was due primarily to the completion of the manufacture of the fuel cell modules, the completion of construction of the commercial scale two-megawatt direct fuel cell power plant in Santa
Clara, California and reduced activity due to the uncertainty of Government funding due to delays in passage of the 1996 Federal budget. The expected decrease in revenues was partially offset by an increase in billing under the Company's other contracts.

Cost of revenues decreased 20% to $20,895,000 in the 1996 period from $26,259,000 in the 1995 period. The decrease was due primarily to the completion of the manufacture of the fuel cell modules and the completion of construction of the direct fuel cell power plant mentioned above.

Administrative and selling expense increased 8% to $4,858,000 in the 1996 period from $4,513,000 in the 1995 period. The 1996 period reflects an increase in various expenses. Depreciation increased 7% to $1,919,000 in the 1996 period from $1,801,000 in the 1995 period. The increase was due primarily to assets placed in service at the Company's manufacturing facility. Research and development expenses increased 33% to $1,260,000 in the 1996 period from $944,000 in the 1995 period. The increase was due primarily to carbonate fuel cell and battery development activities.

Income from operations increased 17% to $514,000 in the 1996 period from $438,000 in the 1995 period. The increase was primarily due to the non-recurring recovery of costs associated with certain foreign patents.

License fee income, net, was unchanged at $357,000 in the 1996 period compared to the 1995 period. License fee income is expected to increase moderately in 1997 due to the Corning License Agreement.

Interest expense increased 10% to $503,000 in the 1996 period from $459,000 in the 1995 period. The increase was due to the full utilization of the MetLife Capital credit facility. The increase was partially offset by the capitalization of interest for assets under construction and a reduction in the interest rate on existing debt.

Interest and other income, net, increased 39% to $442,000 in the 1996 period from $317,000 in the 1995 period. The increase was due primarily to increased interest income.
The interest income increased due to the availability of additional cash from working capital resulting from a more favorable payment procedure under the Company's cooperative agreements.

1995 COMPARED TO 1994. Revenues increased 13% to $33,955,000 in 1995 period from $30,084,000 in the 1994 period. Approximately 65% of the increase was associated with the Santa Clara Demonstration Project (SCDP). The Company completed construction and commenced the testing of the balance-of-plant of the commercial scale two-megawatt demonstration power plant in Santa Clara, California. In addition, the Company's power plant engineering subsidiary continued work on the contract from the United States Department of Energy to provide four fuel cell modules containing sixteen fuel cell stacks to the SCDP. The Company's engineering subsidiary contributed $19,107,000 in revenue during 1995. The total carbonate fuel cell revenues rose 13% to $33,658,000 in the 1995 period from $29,846,000 in the 1994 period.

Cost of revenues increased 19% to $26,259,000 in the 1995 period from $22,064,000 in the 1994 period. The increase was due substantially to the costs associated with the Santa Clara Demonstration Project mentioned above.

Administrative and selling expenses decreased 5% to $4,513,000 in the 1995 period from $4,730,000 in the 1994 period. The decrease was due substantially to improved operating efficiency. Depreciation increased 8% to $1,801,000 in the 1995 period from $1,663,000 in the 1994 period. The increase was due primarily to assets placed in service at the Company's manufacturing facility.
Research and development costs decreased 30% to $944,000 in the 1995 period from $1,348,000 in the 1994 period.
The decrease was due primarily to the utilization of personnel and subcontract effort on carbonate fuel cell and battery contract activities.

Income from operations increased 57% to $438,000 in the 1995 period from $279,000 in the 1994 period. The increase was due substantially to increased profitability and efficiency under certain contracts.

License fee income, net, was relatively unchanged at $357,000 in the 1995 period from $364,000 in the 1994 period.

Interest expense increased 6% to $459,000 in the 1995 period from $435,000 in the 1994 period. The increase was due primarily to the partial utilization of a credit facility obtained during 1995 to purchase equipment. A portion of the increase was offset by a reduction in the interest rate applied to existing debt during the second half of 1994. The reduced interest rate was in effect throughout 1995. (See Notes to Consolidated Financial
Statements, Note 6).

Other income, net, increased 114% to $317,000 in the 1995 period from $148,000 in the 1994 period. The increase was due substantially to increased interest income. The interest income has increased due to the availability of additional cash from working capital (See Liquidity and Capital Resources).

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations primarily through cash generated from operations including government contracts and cooperative agreements, borrowings and sales of equity securities.

At October 31, 1996, the Company had working capital of $8,087,000 including $7,597,000 of cash and cash equivalents and $1,956,000 of marketable securities, compared to working capital of $8,216,000 including
$5,422,000 of cash and cash equivalents and $3,900,000 of marketable securities at October 31, 1995. The Company decreased by $1,944,000 its investment in marketable securities in anticipation of repayment of the current portion of maturing long-term debt. The Company discontinued its $1,000,000 line of credit during 1996 because it was unnecessary with the favorable payment procedures associated with the cooperative agreements.

During fiscal 1996, $1,448,000 of cash was provided by the Company's operating activities. During the 1996 period, accounts receivable decreased by $355,000. Net cash from operating activities also included the Company's net income of $509,000. During the 1996 period, accounts payable decreased $1,151,000 primarily due to decreased revenues associated with the completion of the manufacturing of the fuel cell modules for the Santa Clara power plant and accrued liabilities decreased $416,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the fiscal 1996 period were $1,904,000. A portion of these expenditures was financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements. During the 1995 period, the Company entered into a $2,500,000 credit facility with MetLife Capital
Corporation, an affiliate of Metropolitan Life Insurance
Company. The credit facility bears interest at the 30-day commercial paper rate plus 2.5 percent. The Company used
$1,245,000 of the proceeds of the credit facility during 1995 and the balance of the credit facility during 1996 to acquire machinery and equipment for the Company's manufacturing facility in Torrington, Connecticut.
Repayment of the credit facility commenced during the 1996 period and provides for repayment over 36-50 months.

During the 1996 period, the Company entered into more favorable lending arrangements with First Union Bank of Connecticut, a subsidiary of First Union Corporation, which provide for (i) a $2,250,000 five-year term loan facility, which bears interest at a floating rate equal to
1.75 percent above London Interbank Offered Rates (LIBOR), and (ii) a $600,000 term loan facility to the Company's fuel cell manufacturing subsidiary, which bears interest at a floating rate equal to 1.75 percent above LIBOR.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. The payment of principal and interest was deferred until November 30, 1996. The indebtedness, including deferred interest, as of October
31, 1996 was $1,926,000. This loan is secured by the pledge of FCMC stock and certain machinery, equipment and leasehold improvements at the Torrington, CT, facility.
The accrued interest on the loan is payable at the Company's option. The principal amount of the loan may be converted at MTU's option, into the Company's common stock at a conversion rate of $9 per share prior to November 30, 1996. During fiscal 1996, $877,000 of this loan was converted into 97,397 shares of common stock of the Company. MTU extended the maturity of $630,000 of the loan to November 30, 1997 with the right to converting to common stock at $9 per share. During December 1996, the Company paid to MTU $1,296,000 of principal and interest.

In December 1994, the Company entered into a $136,000,000
Cooperative Agreement with the U.S. Department of Energy
(DOE) that provided that the DOE would provide $78,000,000 to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 60% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. There can be no assurance that the final 40% of the private sector funding will be available on favorable terms, if at all. Failure of the Company to obtain the required funding could result in a delay or reduction of DOE funding.

The Company will need to raise additional funds to expand the capacity of FCMC. The first stage in this process is to raise the output capability to 50 MW per year.
Approximately $16 million has been estimated for this step. There can be no assurance that this funding will be available or if available will result in an output level which will result in a cost competitive fuel cell stack.
Meanwhile, the Company is using existing funds to expand production capacity incrementally.

During 1996, the Company and the SCDP agreed to certain contract modifications. ERC\FCE agreed that at the option of SCDP, ERC would be responsible for providing up to $300,000 in funding from non-SCDP sources for use for certain corrections, reconfigurations or additional test time for the project. In consideration for the above, SCDP agreed to reduce FCE's liability for unfunded rework from $1,000,000 to $500,000 and to eliminate certain provisions relating to supplying spare stacks for the project. During 1996, FCE provided certain services under this agreement.

The FCE contract with the Santa Clara Demonstration
Participants includes warranty obligations on general performance and engineering work. Any project rework costs that are identified as related to warranty are reimbursed to FCE up to a total of $500,000. These funds have been set aside as a "rework funding reserve". If the total cost of warranty rework exceeds the $500,000 reserve amount, FCE is obligated to perform the additional rework without reimbursement. FCE's liability for unfunded rework is limited by the contract to $1 million. The FCE subcontract to the major design and construction contractor, Fluor Daniel, Inc., flows down this liability to Fluor Daniel for a certain period of time. The Company does not anticipate material expenditures under its warranty obligation, but there can be no assurance that major balance of plant equipment problems will not occur at some point during testing after vendor warranties have expired.

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through 1997. However, the Company may require additional capital beginning in 1997 if the Company is required to fund cost contingencies associated with the Santa Clara Demonstration Project or if the aforementioned plan to expand manufacturing capability in its Torrington, CT facility is implemented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary
Data of the Company are listed under Part IV, Item 14, in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

The information required with respect to directors and executive officers is incorporated by reference from the text appearing under Part I, Item 1 - Business under the caption "Executive Officers" in this Report, and by reference from the Section captioned "Election of Directors" to be contained in the Company's definitive
Proxy Statement for its 1997 Annual Meeting of
Stockholders.

The information with respect to the compliance of officers and directors with Section 16(a) of the Exchange Act is incorporated by reference from the Section captioned
"Compliance with Section 16(a) of the Exchange Act" to be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from the Sections captioned "Executive Compensation", and
"Compensation Pursuant to Plans" to be contained in the Company's definitive Proxy Statement for its 1997 Annual
Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

This information is incorporated by reference from the Sections captioned "Security Ownership of Certain
Beneficial Owners" and "Security Ownership of Management" to be contained in the Company's definitive Proxy
Statement for its 1997 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the Section captioned "Certain Relationships and Related
Transactions" to be contained in the Company's definitive
Proxy Statement for its 1997 Annual Meeting of
Stockholders.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K



(A) (1) Financial Statements

1) Reports of Independent Accountants

   KPMG Peat Marwick LLP (See page F-2, hereof.)
   Blum, Shapiro and Company, P.C.(See page F-3, hereof.)

2) Consolidated Balance Sheets as of October 31, 1996 and 1995
   (See page F-4 hereof.)

3) Consolidated Statements of Income for Years Ended
   October 31, 1996, 1995 and 1994 (See page F-5, hereof.)

4) Consolidated Statements of Changes in Common
   Shareholders' Equity for the Years Ended October 31,
   1996, 1995 and 1994 (See page F-6, hereof.)

5) Consolidated Statements of Cash Flows for the Years
   Ended October 31, 1996, 1995 and 1994 (See page F-7, hereof.)

6) Notes to Financial Statements (See pages  F-8 thru F-19, hereof.)


(A) (2) Financial Statement Schedules

Supplement schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) Exhibits

EXHIBIT NO.               DESCRIPTION
-----------               -----------

3.1 Certificate of Incorporation of the Company, as amended, March 3, 1994
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

3.2 Restated By-Laws of the Company, dated December, 1992 (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1992 dated January 20, 1993)

4 Specimen of Common Share Certificate (Incorporated by reference to exhibit of the same number contained in the Company's Form 8-A, dated September 20, 1994)

(A) (3)          EXHIBITS TO THE 10-K

EXHIBIT NO.                DESCRIPTION
-----------                -----------

10.2 License Agreement, dated October 24, 1986, between Sanyo Electric and the Company, as amended by Agreement dated February 15, 1988 (confidential treatment requested) (Incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1
        (File No. 33-47233) dated June 1, 1992)

10.3    License Agreement, dated June 18, 1980 between
        Sanyo Electric and the Company, as amended by Agreements dated October 7, 1980, June 1, 1981,
        July 28, 1982 and February 15, 1988 (confidential treatment requested) (Incorporated by reference to exhibit of the same number contained in the Company's Amendment
        No. 1 to its Registration Statement on Form S-1
        (File No. 33-47233) dated June 1, 1992)

10.4 License Agreement, dated November 24, 1981, between Mitsubishi Electric and the Company, as amended by Agreements dated December 4, 1981, June 3, 1983, January 11, 1984, November 20, 1986, November 23,
        1988 and November 23, 1991 (confidential treatment requested) (Incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1
        (File No. 33-47233) dated June 1, 1992)

10.6    License Agreement, dated February 11, 1988, between
        EPRI and the Company (confidential treatment requested) (Incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1
        (File No. 33-47233) dated April 14, 1992)

10.9 License Agreement, dated November 30, 1989, between Messerschmitt-Daimler Benz and the Company (confidential treatment requested) (Incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form
        S-1 (File No. 33-47233) dated April 14, 1992)

10.10 Note Purchase Agreement, dated November 30, 1989, between Messerschmitt-Daimler Benz and Fuel Cell
        Manufacturing Corporation (Incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form
        S-1 (File No. 33-47233) dated April 14, 1992)

(A) (3)          EXHIBITS TO THE 10-K

EXHIBIT NO.                DESCRIPTION
----------                 -----------

10.11 Subscription Agreement, dated November 30, 1989, between Messerschmitt-Daimler Benz and the Company
        (Incorporated by reference to exhibit of the same number contained in the Company's Registration
        Statement on Form S-1 (File No. 33-47233)
        dated April 14, 1992)

10.19 Loan Agreement, dated June 15, 1992, between the Company, Fuel Cell Manufacturing Corporation and Fleet Bank, N.A.
        (Incorporated by reference to exhibit of the same number contained in the Company's Registration
        Statement on Form S-1, (File 33-47233) dated
        April 14, 1992)

10.21  *Energy Research Corporation 1988 Stock Option Plan
        (Incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1
        (File No. 33-47233) dated June 1, 1992)

10.26 Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-
        Daimler Benz and the Company
        (Incorporated by reference to exhibit of the same number contained in the Company's Amendment
        No. 3 to its Registration Statement on Form S-1
        (File No. 33-47233) dated June 24, 1992)

10.27 Agreement, dated September 30, 1992 between the Company and the United States Department of Energy, Contract #DE-FC21-92MC29237
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1992 dated January
        20, 1993)

10.29 Agreement dated December 2, 1993 between the Company and NASA-Lewis Research Center, Contract #NAS3-27021 (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 19, 1994)

10.30 Supply Agreement dated September 16, 1993, between the Company and the City of Santa Clara, California, for the Design, Construction and Demonstration of a Carbonate Fuel Cell Power Plant
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

(A) (3)          EXHIBITS TO THE 10-K

EXHIBIT NO.                DESCRIPTION
-----------                -----------
10.31 License Agreement For The Santa Clara Demonstration Project between the Company and the Participants in the Santa Clara Demonstration Project, dated September 16, 1993
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.32 Security Agreement for the Santa Clara Demonstration Project, dated September 16, 1993
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.33 Guaranty By Energy Research Corporation, dated September 16, 1993 for the Santa Clara Demonstration Project
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.34   Guaranty by Fuel Cell Manufacturing Corporation, dated
        September 16, 1993 for the Santa Clara Demonstration Project (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.35 Intercreditor and Subordination Agreement, dated September 16, 1993, for the Santa Clara Demonstration Project
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.36  *The Energy Research Corporation Section 423 Stock
        Purchase Plan
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.39 Cooperative Agreement, dated December 20, 1994, between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (confidential treatment requested)
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

(A) (3)          EXHIBITS TO THE 10-K


EXHIBIT NO.                 DESCRIPTION
----------                  -----------

10.40   Loan and Security Agreement between the Company and
        MetLife Capital Corporation.
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1995 dated January 17, 1996)

10.41   Amendment No. 2 to the Energy Research Corporation
        Section 423 Stock Purchase Plan
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.42  *Amendments to the Energy Research Corporation 1988
        Stock Option Plan
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.43 Loan Agreements with First Union Bank of Connecticut, dated June 28, 1996
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.44 Notes in favor of First Union Bank of Connecticut, dated June 28, 1996
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.45 Security Agreements with First Union Bank of Connecticut, dated June 28, 1996
        (Incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.46 *Employment Agreement between Energy Research Corporation and Dr. Bernard S. Baker, dated January 1, 1997.

10.47 Amendment of Cooperative Agreement dated September 5, 1996 between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184

11      Computations of Income/(Loss) Per Common Share

21      Subsidiaries of the Company
        (Incorporated by reference to exhibit of the same number contained in the Company's Registration
        Statement on Form S-1, (File No. 33-47233)
        dated April 14, 1992)

(A) (3)          EXHIBITS TO THE 10-K

EXHIBIT NO.                 DESCRIPTION
----------                  -----------

23.1    Consent of KPMG Peat Marwick LLP.

23.2    Consent of Blum, Shapiro and Company, P.C.

27      Financial data schedule

* Management Contract or Compensatory Plan or Arrangement



(b) REPORTS ON FORM 8-K.

   None

         ENERGY RESEARCH CORPORATION AND SUBSIDIARIES

              CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 and 1994

                  INDEX TO FINANCIAL STATEMENTS





                                                           PAGE
                                                           ----

Reports of Independent Accountants

  KPMG Peat Marwick LLP                                     F-2
  Blum, Shapiro and Company, P.C.                           F-3

Consolidated Balance Sheets - October 31, 1996 and 1995     F-4

Consolidated Statements of Income for Years Ended
  October 31, 1996, 1995 and 1994                           F-5

Consolidated Statements of Changes in Common
  Shareholders' Equity for the Years Ended October 31,
  1996, 1995 and 1994                                       F-6

Consolidated Statements of Cash Flows for the Years
  Ended October 31, 1996, 1995 and 1994                     F-7

Notes to Financial Statements                            F-8 - F-19

                  Independent Auditors' Report


The Board of Directors
Energy Research Corporation:

We have audited the accompanying consolidated balance sheets of Energy Research Corporation and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Research
Corporation and Subsidiaries as of October 31, 1996 and
1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ KPMG PEAT MARWICK LLP
__________________________

December 17, 1996
Stamford, CT

To the Shareholders
Energy Research Corporation


                  Report of Independent Accountants



We have audited the accompanying consolidated statements of income, changes in common shareholders' equity and cash flows of Energy Research Corporation and Subsidiaries for the year ended October 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financials based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Energy Research
Corporation and Subsidiaries for the year ended October
31, 1994, in conformity with generally accepted accounting principles.




/s/ Blum Shapiro & Co.
__________________________

December 16, 1994

                   ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              OCTOBER 31, 1996 AND 1995
         (Dollars in thousands, except share and per share amounts)

                                                         1996       1995
                                                         ----       ----
ASSETS:
Current Assets:
 Cash and cash equivalents                              $ 7,597    $ 5,422
 Marketable securities                                    1,956      3,900
 Accounts receivable                                      2,848      3,203
 Inventories                                                 72        179
 Deferred income taxes                                      209        215
 Other current assets                                       231         87
                                                         ------     ------
     Total current assets                                12,913     13,006

Property, plant and equipment, net                        7,245      7,263
Other assets, net                                         3,382      3,578
                                                         ------     ------

     Total Assets                                       $23,540    $23,847
                                                         ======     ======

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
 Current portion of long-term debt                      $ 2,380    $   717
 Accounts payable                                         1,232      2,383
 Accrued liabilities                                      1,108      1,524
 Income taxes payable                                        11         71
 Current portion of deferred license fee income              95         95
                                                         ------     ------
     Total current liabilities                            4,826      4,790

Long-Term Liabilities:
 Long-term debt                                           4,363      6,487
 Capital lease obligation                                     8         25
 Deferred license fee income                                 17         83
 Deferred income taxes                                      264        224
                                                         ------     ------
     Total liabilities                                    9,478     11,609
                                                         ------     ------
Shareholders' Equity:
Convertible preferred stock, Series C ($.01 par
 value); 30,000 and 60,000 outstanding in 1996
 and 1995, respectively                                     600      1,200
                                                         ------     ------

Common Shareholders' Equity:
Common stock, ($.0001 par value);
 8,000,000 shares authorized: 3,911,787
 and 3,728,914 shares issued and outstanding
 in 1996 and 1995, respectively                              --         --
Additional paid-in capital                               11,178      9,263
Retained earnings                                         2,284      1,775
                                                         ------     ------
     Total common shareholders' equity                   13,462     11,038
                                                         ------     ------
     Total shareholders' equity                          14,062     12,238
                                                         ------     ------

     Total Liabilities and Shareholders' Equity         $23,540    $23,847
                                                        =======     ======

        The accompanying notes are an integral part of the
                      financial statements.

              ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
       (Dollars in thousands, except share and per share amounts)


                                      1996       1995       1994
                                      ----       ----       ----



Revenues                           $29,446    $33,955    $30,084

Costs and expenses:
 Cost of revenues                   20,895     26,259     22,064
 Administrative and selling          4,858      4,513      4,730
 Depreciation                        1,919      1,801      1,663
 Research and development            1,260        944      1,348
                                    ------     ------     ------
    Total costs and expenses        28,932     33,517     29,805
                                    ------     ------     ------

Income from operations                 514        438        279

License fee income, net                357        357        364

Interest expense                      (503)      (459)      (435)

Interest and other income, net         442        317        148
                                    ------     ------     ------
Income before provision for
 income taxes                          810        653        356

Provision for income taxes             301        211        136
                                    ------     ------     ------

Net income                         $   509    $   442    $   220
                                    ======     ======     ======
Primary and fully diluted income
 per common share                  $   .13    $   .11    $   .06
                                    ======     ======     ======
Weighted average common and
common equivalent shares
 outstanding                     4,063,061  3,972,281  3,939,925
                                 =========  =========  =========


 The accompanying notes are an integral part of the
             consolidated financial statements.

             ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
               (Dollars in thousands, except share amounts)

                                   Shares                        Unrealized      Total
                                     Of    Additional             Loss on       Common
                                   Common   Paid-in   Retained   Marketable  Shareholders'
                                    Stock   Capital   Earnings   Securities      Equity
                                    -----   -------   --------   ----------  -------------


Balance at October 31, 1993     3,679,996    $9,093     $1,113        --       $10,206
Issuance of Common Stock
 under Benefit Plans               19,687       100         --        --           100
Value for Allowance for
 Temporary Decline in Market
 Value of Marketable
 Securities, Net of Deferred
 Taxes                                 --        --         --       (41)          (41)
Net Income                             --        --        220        --           220
                                ---------     -----     ------      ----       -------

Balance at October 31, 1994     3,699,683     9,193      1,333       (41)       10,485

Issuance of Common Stock
 under Benefit Plans               29,231        70         --        --            70
Value for Allowance for
 Temporary Decline in Market
 Value of Marketable
 Securities, Net of Deferred
 Taxes                                 --        --         --        41            41
Net Income                             --        --        442        --           442
                                ---------     -----     ------      ----       -------

Balance at October 31, 1995     3,728,914     9,263      1,775        --        11,038

Issuance of Common Stock
 under Benefit Plans               32,809       193         --        --           193
Conversion of Preferred Stock
 to Common Stock                   30,000       600         --        --           600
Conversion of Notes Payable
 to Common Stock                   97,397       877         --        --           877
Warrants Exercised                 22,667       245         --        --           245
Net Income                             --        --        509        --           509
                                ---------     -----     ------      ----       -------

Balance at October 31, 1996     3,911,787   $11,178     $2,284        --       $13,462
                                =========    ======     ======      ====       =======



          The accompanying notes are an integral part of the consolidated financial statements.

                       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                 (Dollars in thousands)

                                                          1996      1995      1994
                                                          ----      ----      ----
Cash Flows from Operating Activities:
 Net income                                             $  509    $  442    $  220
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Bad debt (recovery)                                      --       (27)      (19)
   Depreciation and amortization                         2,156     2,148     1,987
   Deferred income taxes                                    46       (15)      (50)
   Conversion of accrued interest to
    principal on long-term debt                            109       120       120
   (Gain)loss on disposal of property                        3         4        (8)
   Unrealized loss on the valuation of marketable
    securities                                              --        --        70
   Realized loss on sale of marketable securities           --        64        --
   (Increase) decrease in operating assets:
      Accounts receivable                                  355     4,251    (3,200)
      Inventories                                          107      (101)      (46)
      Other current assets                                (144)       45       (36)
   Increase (decrease) in operating liabilities:
      Accounts payable                                  (1,151)     (634)    1,889
      Accrued liabilities                                 (416)      589         3
      Income taxes payable                                 (60)       55        34
      Deferred license fee income                          (66)      (65)      (65)
                                                         -----     -----     -----

        Net cash provided by operating activities:       1,448     6,876       899
                                                         -----     -----     -----

Cash Flows from Investing Activities:
  Capital expenditures                                  (1,904)   (1,520)   (1,299)
  Proceeds from sale of marketable securities            2,000     2,341         8
  Payments on other assets                                 (97)   (1,161)   (1,318)
  Purchase of marketable securities                         --    (3,929)     (441)
                                                         -----     -----     -----

        Net cash used in investing activities:              (1)   (4,269)   (3,050)
                                                         -----     -----     -----

Cash Flows from Financing Activities:
  Repayment on long-term debt                           (3,823)     (538)     (564)
  Proceeds from long-term financing                      4,113     1,245        --
  Common stock issued                                      438        70       100
                                                         -----     -----     -----
        Net cash provided by (used in)
         financing activities:                             728       777      (464)
                                                         -----     -----     -----

Net Increase (Decrease) in Cash and Cash Equivalents     2,175     3,384    (2,615)

Cash and Cash Equivalents-Beginning of Year              5,422     2,038     4,653
                                                         -----     -----     -----

Cash and Cash Equivalents-End of Year                   $7,597    $5,422    $2,038
                                                         =====     =====     =====

Cash paid during the period for:
 Interest                                               $  404    $  459    $  314
 Income taxes                                              508       251       230
Noncash Items:
 Unrealized loss on the valuation of marketable
  securities, net of deferred taxes of $-0-, $-0-
  and $29, respectively                                     --        --        41

        The accompanying notes are an integral part of the consolidated financial statements.

           ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in thousands
               except share and per share amounts)


Note 1.    Summary of Significant Accounting Policies
           ------------------------------------------

     Nature of Business:
     -------------------

        Energy Research Corporation and its Subsidiaries (the Company or ERC) are engaged in the development of alternate methods of energy generation and storage, primarily through electrochemical processes, the manufacture of fuel cell and battery products, and construction of fuel cell power plants, generally on a contract basis.

        The Company's revenues are generated from customers located throughout the United States, Europe and Asia and the Company generally does not require collateral in providing credit except for international sales where a deposit may be required with the purchase orders.

     Principles of Consolidation:
     ----------------------------

        The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fuel Cell Manufacturing Corporation (FCMC)and Fuel Cell Engineering Corporation (FCEC). All intercompany transactions have been eliminated in the accompanying financial statements.

     Cash and Cash Equivalents:
     --------------------------

        Cash equivalents consist primarily of United States Treasury instruments issued directly by the agency with original maturities of three months or less at date of acquisition. The Company places its temporary cash investments with high credit quality financial institutions.

     Marketable Securities:
     ----------------------

        In fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Securities classified as held-to-maturity are reported at amortized cost and securities classified as available-for-sale are reported at fair value. The unrealized gains or losses on available-for-sale securities are included as a separate component of shareholders' equity. Unrealized losses that are other than temporary are recognized in earnings.

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
           except share and per share amounts)



     Inventories:
     ------------

        Inventories consist principally of raw materials and are stated at the lower of cost or market.

     Property, Plant and Equipment:
     ------------------------------

        Property, plant and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

        When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period.

     Intellectual Property:
     ----------------------

        Intellectual property including patents and know-how is carried at no value.

      Revenue Recognition:
      --------------------

        Revenues and fees on long-term contracts, including government and commercial cost reimbursement contracts, are recognized on the percentage-of-completion method. Percentage-of-completion is measured by costs (including applicable general and administrative) incurred and accrued to date as compared with the estimated total costs for each contract. Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Provisions for estimated losses, if any, are made in the period in which such losses are determined. The Company recognized approximately $1,131, $221 and $46 of long-term contract revenues from corporate shareholders of the Company during fiscal years ended October 31, 1996, 1995 and 1994, respectively.

        License fee income arises from license agreements whereby the Company grants the right to use Company patents and know-how. Amounts are deferred and recognized ratably over the respective terms of the agreements. The Company recognized approximately $316 of license fee income during each of the fiscal years ended October 31, 1996, 1995 and 1994, under license agreements with corporate shareholders of the Company.

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
           except share and per share amounts)

        Revenues from the U.S. Government and its agencies directly and through primary contractors were $22,410, $24,303 and $21,404 for the years ended October 31, 1996, 1995 and 1994, respectively.

     Income Taxes:
     -------------

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income Per Common Share:
     ----------------------------

        Primary net income per common share is based upon net income divided by the weighted average number of outstanding common and common share equivalents.

        Fully diluted net income per common share assumes that dilutive securities had been converted or exercised at the beginning of each period or on the date of issuance. Fully diluted net income per common share is not shown as it is antidilutive for all periods.

      Use of Estimates:
       -----------------

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    Impairment of Long-Lived Assets:
    --------------------------------

        In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement, effective commencing in 1997, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The initial adoption of this standard will not have a material

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
           except share and per share amounts)

        impact on the Company's financial position and its operating results.

   Accounting for Stock-Based Compensation:
   ----------------------------------------

        Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for years beginning after December 15, 1995, permits companies either to adopt a new method of accounting for employee stock options and similar equity instruments or to continue following the historical accounting method with supplemental pro forma disclosures. The Company will continue its historical practice, and provide the necessary pro forma information when it adopts the standard in 1997.


Note 2.     Marketable Securities:
            ----------------------

        At October 31, 1996 and 1995, the Company's marketable securities were classified as held-to-maturity. A summary of the Company's marketable securities at amortized cost as of October 31, 1996 and 1995, are as follows:

                                                  1996     1995
                                                  ----     ----

              U.S. Treasury Bills              $ 1,956  $ 3,900
                                                 =====    =====

Note 3.    Accounts Receivable
           -------------------

        Accounts receivable at October 31, 1996, and 1995 consisted of the following:

                                                  1996     1995
                                                  ----     ----
        U.S. Government:
         Amount billed                        $    114  $   241
         Unbilled recoverable costs              1,057    1,495
         Retainage                                 338      282
                                                 -----    -----
                                                 1,509    2,018
                                                 -----    -----
        Commercial Customers:
         Amount billed                             397      561
         Unbilled recoverable costs                929      610
         Retainage                                   8        8
         Other                                       5        6
                                                 -----    -----
                                                 1,339    1,185
                                                 -----    -----

                                              $  2,848  $ 3,203
                                                 =====    =====

        Unbilled receivables represent amounts of revenue recognized on costs incurred on contracts in progress which will be billed within the next 30 days. The balances billed but not paid by customers pursuant to retainage provisions in the contracts will be due upon completion of the contracts and

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
            except share and per share amounts)


        acceptance by the customer.


Note 4.    Property, Plant and Equipment
           -----------------------------

        Property, plant and equipment at October 31, 1996 and 1995 consisted of the following:

                                                     Estimated
                                    1996     1995    Useful Life
                                    ----     ----    -----------

        Land                      $   524  $   524          -
        Building and improvements   3,115    3,115     30 years
        Machinery and equipment    11,147   10,644    3-8 years
        Furniture and fixtures        984      984   6-10 years
        Construction in progress    1,331       36
                                   ------   ------
                                   17,101   15,303
        Less, accumulated
          depreciation and
          amortization              9,856    8,040
                                   ------   ------

                                  $ 7,245  $ 7,263
                                   ======   ======


Note 5.    Other Assets
           ------------

        Other assets at October 31, 1996 and 1995 consisted of the following:


                                                  1996     1995
                                                  ----     ----

         Power Plant Contract                  $    41  $   203
         Power Plant License                     2,788    2,835
         Other                                     553      540
                                                 -----    -----

            Total                              $ 3,382  $ 3,578
                                                 =====    =====


        The Power Plant Contract and License are being amortized over 4 and 10 years, respectively. Accumulated amortization was $767, $558 and $292 at October 31, 1996, 1995 and 1994, respectively.

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
           except share and per share amounts)

Note 6.   Long-Term Debt
          --------------

        Long-term debt at October 31, 1996 and 1995 consisted of the following:

                                                  1996     1995
                                                  ----     ----

        Mortgage note payable (a)              $    --  $ 2,504
        Note payable (b)                            --      762
        Notes payable (c)                        1,926    2,693
        Note payable (d)                         2,042    1,245
        Note payable (e)                           550       --
        Note payable (f)                         2,225       --
                                                 -----    -----
                                                 6,743    7,204
            Less, Current portion               (2,380)    (717)
                                                 -----    -----

            Total long-term debt               $ 4,363  $ 6,487
                                                 =====    =====

        The mortgage note payable in (a) above and the note payable in
        (b) above were refinanced during 1996. The interest rate on each was 9 1/4%.[See Note (e) and (f)].

        (c) On November 30, 1989, Daimler Benz affiliate MTU-Friedrichshafen GmbH (MTU), which was originally Messerschmitt-Bolkow-Blohm GmbH, loaned $500 and $1,480 to FCMC, evidenced by two 6% promissory notes. The notes include $611 and $713 of accrued interest as of October 31, 1996 and 1995, respectively, and are collateralized by a pledge of FCMC stock and a first priority lien on all current and future assets of FCMC, acquired with the proceeds of this loan, until the notes are satisfied in full. Principal and interest are due November 30, 1996. However, pursuant to a separate subscription agreement between the Company and MTU, MTU may convert the promissory notes and the outstanding accrued interest thereon into the Company's common stock at a conversion rate of $9 per share prior to November 1997. During 1996, $877 of principal and deferred interest was converted into 97,397 shares of common stock of the Company. MTU requested the Company extend for one year the repayment of a portion of the loan. Subsequent to the date of the Consolidated Balance Sheet, the Company executed a note for $630 and repaid the $1,296 of principal and accrued interest.

        (d) During 1995, the Company entered into a $2,500 credit facility with MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company. Repayment of this note commenced during 1996 and expires February 2000. The note is payable in monthly installments of $53 plus interest. The interest on this note is payable at the thirty-day commercial paper rate plus 2-1/2%. At October 31, 1996,

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
            except share and per share amounts)


        the commercial paper rate was 5.38%. All borrowings under this credit facility are collateralized by certain assets acquired with the proceeds of this loan.

        (e) Note (b) above was refinanced during 1996 with First Union Bank of Connecticut. The note is payable in monthly installments of $25 plus interest. Interest on this note is payable at the London Interbank Offered Rates (LIBOR) plus 1.75%. At October 31, 1996, the LIBOR was 5.375%.

        (f) Note (a) above was refinanced during 1996 with First Union Bank of Connecticut. The note is payable in monthly installments of $13 plus interest. Interest on this note is payable at the LIBOR plus 1.75%. At October 31, 1996, the LIBOR was 5.375%

        The borrowings under the First Union Bank agreement are collateralized by a substantial portion of the Company's equipment and other assets, and a mortgage note in (f) above is collateralized by a first mortgage on the Company's Danbury, Connecticut location. The credit agreement associated with Notes (e) and (f) above require the Company to maintain certain financial covenants, including tangible net worth, debt service coverage and liabilities to tangible net worth.

        As of October 31, 1996, the above notes payable mature as follows: fiscal 1997, $2,380; fiscal 1998, $1,664; fiscal 1999,
        $755; fiscal 2000, $319; and fiscal year 2001 and beyond, $1,625.


Note 7.     Commitments and Contingencies
            -----------------------------

        The Company has been notified by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party associated with Gallup's Quarry in Plainfield, Connecticut, which is a National Priorities List site under the Superfund. The alleged disposal at this site took place in 1977. An agreement between the potentially responsible parties (PRP's) and the EPA has been achieved. The PRP's have agreed among themselves as to how to distribute the cost. The Company has been assessed $87 and has paid $56 as its share. The Company does not believe its share of the remediation costs will have a significant impact on the Company's results of operations or financial position.

        The Company leases certain EDP and office equipment

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
            except share and per share amounts)

        and the Torrington, Connecticut manufacturing facility, and office space in Washington, D.C. under operating leases expiring on various dates through 2000. Rent expense was $460, $429 and $298 for the fiscal years ended October 31, 1996, 1995 and 1994, respectively. Aggregate minimum annual payments under the lease agreements for the five years subsequent to October 31, 1996 are: 1997, $375; 1998, $126; 1999, $19; 2000,
        $15; and 2001, $-0-.

        The Company has an agreement with Electric Power Research Institute (EPRI) pursuant to which ERC has agreed to pay EPRI royalties based upon commercial sales of carbonate fuel cells. The Company has an agreement with Pacific Gas and Electric (PG&E) pursuant to which ERC has agreed to pay PG&E royalties based upon commercial sales of carbonate fuel cells and certain foreign license income.

        In connection with certain contracts and grants from the United States Department of Energy (DOE), ERC has agreed to pay DOE 10% of the annual license income received from MTU, up to $500. Through 1996, ERC has paid to DOE a total of $175.


Note 8.    Shareholders' Equity
           --------------------

        The Company's common shares are currently traded on The Nasdaq Stock Market. In connection with the Company's public offering of its common stock in 1992, the Company sold to the underwriters, at a nominal price, warrants to purchase from the Company 80,000 shares of common stock at $10.80 per share which are exercisable for a period of four years commencing June 25, 1993. During 1996, 22,667 warrants were exercised. The total warrants outstanding are 57,333.

        The Company is authorized to issue a total of 250,000 shares of preferred stock, the character of which is determined by the Board of Directors (the Board). During the year ended October 31, 1994, the Company agreed to exchange 120,000 shares of redeemable, nonconvertible Preferred "B" Shares for 60,000 shares of convertible, nonredeemable Preferred "C". The redemption value of the Preferred "B" was $1,200. The Preferred "C" Shares have a liquidation preference of $1,200 and are convertible into shares of common stock on a one-for-one basis. During 1996, 30,000 shares of Preferred "C" were converted to 30,000 shares of the Company's common stock.

        The Board has adopted a Stock Option Plan (the Plan). Under the terms of the Plan, options to purchase up to 600,000

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
            except share and per share amounts)


        shares of common stock may be granted to officers, key employees and directors of the Company. Pursuant to the Plan, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to officers and key employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company. Stock options and stock appreciation rights have
        restrictions as to transferability.   The option exercise price
        shall be fixed by the Board but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plan. Stock appreciation rights shall be exercisable during the period and to the extent related stock options are exercisable. Upon exercise, the holder of a stock appreciation right is entitled to receive in cash or stock, the excess fair market value of one share of common stock over the related option price per share multiplied by the number of shares subject to the right. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year. There are no stock appreciation rights outstanding at October 31, 1996.

        At October 31, 1996, 219,000 options were available for grant and 242,650 options were exercisable. Option activity for the years ended October 31, 1996, 1995 and 1994 is as follows:

                                        Number of Shares
                                          Under Option
                                          ------------

        Balance at October 31, 1993          324,000
        Exercised @$9.75                      (1,000)
        Exercised @$1.67                      (9,000)
        Forfeited @$9.75                      (3,000)
                                             -------

        Balance at October 31, 1994          311,000
        Exercised @$1.67                     (25,800)
        Forfeited @$9.75                      (4,000)
                                             -------

        Balance at October 31, 1995          281,200
        Granted @$12.25                       30,000
        Exercised @$1.67                     (14,300)
        Exercised @$9.75                      (7,000)
                                             -------

        Balance at October 31, 1996          289,900
                                             =======

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands
            except share and per share amounts)

        The shareholders of the Company adopted a Section 423 Stock Purchase Plan at the April 30, 1993 Annual Meeting. The total shares allocated to the Plan are 150,000. The shares are offered to employees over a eight-year period commencing January 1, 1993. It allows an employee with one year of service to purchase 300 shares per year at 85% of the lower of the average price on the day of grant or issue. An employee may not sell the stock for six months after the date of issue.

        Plan activity for the years ended October 31, 1996, 1995 and 1994, was as follows:

                                        Number of Shares
                                        ----------------

        Balance at October 31, 1993            150,000
        Issued @$7.12                           (7,298)
        Issued @$9.46                           (2,389)
                                               -------

        Balance at October 31, 1994            140,313
        Issued @$8.08                           (3,431)
                                               -------

        Balance at October 31, 1995            136,882
        Issued @$8.50                           (1,659)
        Issued @$8.82                           (9,850)
                                               -------

        Balance at October 31, 1996            125,373
                                               =======


        At October 31, 1996, 791,606 shares of common stock have been reserved for issuance pursuant to the Company's stock option plan, FCMC's $630 convertible notes payable, underwriter warrants, the convertible Preferred "C" Stock and Section 423 Stock Purchase Plan.


Note 9.    Employee Benefits
           -----------------

        The Capital Accumulation Plan for Employees of Energy Research Corporation is administered by a three-member pension committee. The plan is a 401(k) plan covering full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 5% of each participant's W-2 compensation to the plan on a monthly basis. Participants are required to contribute 3% and may make voluntary contributions up to an additional 7% of W-2 compensation out of pretax earnings. The Company charged

       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (dollars in thousands
              except share and per share amounts)


        $395, $371 and $340 to expense during the years ended October 31, 1996, 1995 and 1994, respectively.

        The Energy Research Corporation Pension Plan, a defined contribution plan, covers full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 4% effective April 1, 1993 (previously 5%) of each participant's W-2 compensation to the plan on a monthly basis. Participants are not required to contribute to the plan, but may make voluntary contributions up to an additional 6% of W-2 compensation out of after-tax earnings. The Company charged $320, $296 and $271 to expense during the years ended October 31, 1996, 1995 and 1994, respectively.


Note 10.     Income Taxes
             ------------

        The Company's deferred tax assets and liabilities consisted of the following at October 31, 1996 and 1995:


                                                 1996      1995
                                                 ----      ----
        Deferred tax assets:
         Inventory reserve                     $    8     $  --
         Capital loss carryforward                 55        55
         Vacation accrual                         135       146
         Self-insurance                            46        33
         Royalty income                            46        74
         AMT credit                                 2        88
                                                 ----      ----
         Gross deferred tax assets                292       396
         Valuation allowance                       55        55
                                                 ----      ----
         Deferred tax assets after
          valuation allowance                     237       341
        Deferred liabilities:
         Accumulated depreciation                (292)     (350)
                                                 ----      ----
        Gross deferred tax
          liabilities                            (292)     (350)

        Net Deferred Tax Liability             $  (55)    $  (9)
                                                 ====      ====


       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (dollars in thousands
            except share and per share amounts)

        The components of Federal income tax expense (benefit) were as follows for the years ended October 31, 1996, 1995 and 1994:


                                       1996      1995     1994
                                       ----      ----     ----
        Current:
         Federal                     $  236    $  181   $  172
         Foreign                         10        10       10
                                       ----      ----     ----
                                        246       191      182
                                       ----      ----     ----
        Deferred:
         Federal                         55        20      (52)
         Foreign                         --        --        6
                                       ----      ----     ----
                                         55        20      (46)
                                       ----      ----     ----
          Total Income
           Tax Expense               $  301    $  211   $  136
                                       ====      ====     ====


        The components of state income tax expense which are included in administrative and selling expenses were as follows for the years ended October 31, 1996, 1995 and 1994:


                                       1996      1995     1994
                                       ----      ----     ----


        Current                      $  148    $   91   $  107
        Deferred                         (9)       (7)      (4)
                                       ----      ----     ----
         Total State Income
          Tax Expense                $  139    $   84   $  103
                                       ====      ====     ====


        The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended October 31, 1996, 1995 and 1994 was as follows:


                                       1996      1995     1994
                                       ----      ----     ----

        Statutory Federal
          income tax rate              34.0%     34.0%    34.0%
        Tax-exempt interest              --      (5.4)   (13.8)
        Valuation allowance of
         deferred tax assets             --        --     11.7
        Other, net                      3.2       3.7      6.3
                                       ----      ----     ----

        Effective Income Tax Rate      37.2%     32.3%    38.2%
                                       ====      ====     ====

PART IV
                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY RESEARCH CORPORATION
REGISTRANT


/s/ Bernard S. Baker
--------------------
BY: BERNARD S. BAKER, PRESIDENT


JANUARY 17, 1997
---------------
DATE

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Bernard S. Baker                /s/ Louis P. Barth
-----------------------------       -------------------------------
BY: BERNARD S. BAKER, PRESIDENT,    BY: LOUIS P. BARTH, SENIOR VICE
CHIEF EXECUTIVE OFFICER, DIRECTOR   PRESIDENT, CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)       CORP. SECRETARY, TREASURER (PRINCIPAL
DATE: JANUARY 17, 1997              ACCOUNTING AND FINANCIAL OFFICER)
                                    DATE: JANUARY 17, 1997


/s/ Warren D. Bagatelle             /s/ Christopher R. Bentley
--------------------------------    ---------------------------------
BY: WARREN D. BAGATELLE, DIRECTOR   BY: CHRISTOPHER R. BENTLEY, DIRECTOR
DATE: JANUARY 17, 1997              DATE: JANUARY 17, 1997


/s/ Michael Bode                    /s/ James D. Gerson
-----------------------------       ----------------------------
BY: MICHAEL BODE, DIRECTOR          BY: JAMES D. GERSON, DIRECTOR
DATE: JANUARY 17, 1997              DATE: JANUARY 17, 1997


/s/ Thomas L. Kempner               /s/ William A. Lawson
------------------------------      ------------------------------
BY: THOMAS L. KEMPNER, DIRECTOR     BY: WILLIAM A. LAWSON, DIRECTOR
DATE: JANUARY 17, 1997              DATE: JANUARY 17, 1997


/s/ Hansraj C. Maru                 /s/ Richard M.H. Thompson
-----------------------------       ----------------------------------
BY: HANSRAJ C. MARU, DIRECTOR       BY: RICHARD M.H. THOMPSON, DIRECTOR
DATE: JANUARY 17, 1997              DATE: JANUARY 17, 1997