Form 10-Q
period 1997-01-31
ENERGY RESEARCH CORP /NY/
filed 1997-03-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                               OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-24852

                 ENERGY RESEARCH CORPORATION
_____________________________________________________
(Exact name of registrant as specified in its charter)

        New York                       06-0853042
_________________________              ______________
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

3 Great Pasture Road, Danbury, Connecticut       06813
__________________________________________      ________
(Address of principal executive offices)        (Zip code)

Registrant's telephone number including area code: (203) 792-1460

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

             APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common
Stock, par value $.0001, as of March 11, 1997 was 3,922,124.

                  ENERGY RESEARCH CORPORATION

                           FORM 10-Q

                             INDEX


PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets as of
        January 31, 1997 and October 31, 1996                2

        Consolidated Condensed Statements of Operations
        for the three months ended January 31, 1997          3

        Consolidated Condensed Statements of Cash Flows
        for the three months ended January 31, 1997
        and January 31, 1996                                 4

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                 5


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  6



PART II - OTHER INFORMATION

Item 2. Changes in Securities                                9

Item 6. Exhibits and Reports on Form 8-K                     9

        Signatures                                          10

Part 1 - Financial Information
Item 1. Financial Statements

                ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                (Unaudited)
                                          January 31,     Oct 31,
                                             1997            1996
                                            -------       --------
ASSETS:
Current Assets:
  Cash and cash equivalents               $ 4,734       $ 7,597
  Marketable securities                     1,980         1,956
  Accounts receivable                       3,353         2,848
  Inventories                                  65            72
  Deferred income taxes                       209           209
  Other current assets                        524           231
                                           ------        ------
        Total current assets               10,865        12,913
                                           ======        ======

Property, plant and equipment, net          7,636         7,245
Other assets, net                           3,279         3,382
                                           ------        ------
        Total Assets                      $21,780       $23,540
                                           ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt       $ 1,724       $ 2,380
  Accounts payable                            804         1,232
  Accrued liabilities                         992         1,108
  Income taxes payable                          -            11
  Current portion of deferred license
   fee income                                 358            95
                                           ------        ------
        Total current liabilities           3,878         4,826

Long Term Liabilities:
  Long-term debt                            3,462         4,363
  Capital lease obligation                      1             8
  Deferred license fee income                   -            17
  Deferred income taxes                       264           264
                                           ------        ------
        Total liabilities                   7,605         9,478
                                           ------        ------
Shareholders' Equity:
Convertible preferred stock, Series
 C ($.01 par value); 30,000
 shares issued and outstanding at
 January 31, 1997 and October 31, 1996,
 respectively                                 600           600
                                           ------        ------

Common Shareholders' Equity:
Common stock,($.0001 par value);
 8,000,000 shares authorized:
 3,921,124 and 3,911,787 shares issued
 and outstanding at January 31, 1997
 and October 31, 1996, respectively             -             -
Additional paid-in capital                 11,216        11,178
Retained earnings                           2,359         2,284
                                           ------        ------
    Total common shareholders' equity      13,575        13,462
                                           ------        ------
    Total shareholders' equity             14,175        14,062
                                           ------        ------

    Total Liabilities and Shareholders'
     Equity                               $21,780       $23,540
                                           ======        ======

         See notes to consolidated condensed financial statements.


                     ENERGY RESEARCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)
                              (Unaudited)

                                            Three Months Ended
                                               January 31,
                                            1997          1996
                                            ====          ====
Revenues                               $   5,696     $   6,942
Costs and Expenses:
  Cost of revenues                         3,878         5,120
  Administrative and selling expenses      1,049         1,118
  Depreciation                               512           512
  Research and development                   213           166
                                       ---------     ---------
                                           5,652         6,916
                                       ---------     ---------
  Income from operations                      44            26

License fee income, net
 (includes income from related parties
 of $79 and $79 for the three
 months ended January 31, 1997
 and 1996, respectively)                      89            89
Interest expense                            (101)         (126)
Interest and other income, net                99           105
                                       ---------     ---------
      Income before provision
        for income taxes                     131            94

Provision for income taxes                    56            33
                                       ---------     ---------

      Net income                       $      75     $      61
                                       =========     =========

Primary and fully diluted income
  per common share                     $     .02     $     .02
                                       =========     =========
Weighted average common and common
  equivalent shares outstanding        4,204,613     4,018,712
                                       =========     =========

        See notes to consolidated condensed financial statements.

                      ENERGY RESEARCH CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JANUARY 31,
                         (Dollars in thousands)
                              (Unaudited)

                                                1997          1996
                                                ----          ----
Cash flows from operating activities:
 Net income                                  $    75       $    61
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                 609           512
   Deferred income taxes                           -           (10)
   Conversion of accrued interest
    to principal on long-term debt                11            28
   Changes in operating assets and
     liabilities:
     Accounts receivable                        (505)        1,023
     Inventories                                   7          (534)
     Other current assets                       (293)         (346)
     Accounts payable                           (428)         (668)
     Accrued liabilities                        (116)          396
     Income taxes payable                        (11)          (71)
     Deferred license fee income                 246           246
                                             -------       -------
       Net cash provided by (used in)
        operating activities                    (405)          637
                                             -------       -------
Cash flows from investing activities:
 Capital expenditures                           (903)          (78)
 Payments on other assets                        (18)          (11)
                                             -------       -------
       Net cash used in
        investing activities                    (921)          (89)
                                             -------       -------
Cash flows from financing activities:
 Repayments of long-term debt                 (1,575)         (158)
 Proceeds from long-term financing                 -           571
 Common stock issued                              38            21
                                             -------       -------
       Net cash provided by (used in)
        financing activities                  (1,537)          434
                                             -------       -------
       Net increase in cash and
        cash equivalents                      (2,863)          982

Cash and cash equivalents,
 beginning of period                           7,597         5,422
                                             -------       -------
Cash and cash equivalents,
 end of period                               $ 4,734       $ 6,404
                                             =======       =======
Supplemental disclosure of cash paid
 during the period for:
   Interest                                     $ 93          $107
   Income taxes                                 $117          $243

          See notes to consolidated condensed financial statements.
                                -4-

Part I - Financial Information
Item 1. Financial Statements

                     ENERGY RESEARCH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation ("the Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 1997 and the results of operations for the three months ended January 31, 1997 and 1996 and cash flows for such three month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1996 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three months ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1996 10-K.

Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

COMPARISON THREE MONTHS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996

Revenues decreased 18% to $5,696,000 in the 1997 period from $6,942,000 in the 1996 period. The expected decrease was due primarily to the completion in the 1996 period of the manufacture of the fuel cell modules for the commercial scale two-megawatt direct fuel cell power plant in Santa Clara, California. Revenues in the 1997 period are expected to continue to be lower than the comparable periods in 1996.

Cost of revenues decreased 24% to $3,878,000 in the 1997 period from $5,120,000 in the 1996 period. The decrease was due substantially to the decreased revenues mentioned above.

Administrative and selling expenses decreased 6% to $1,049,000 in the 1997 period from $1,118,000 in the 1996 period. The decrease was due to the incurrence of $264,000 of unbilled, but recoverable costs in the 1997 period. These costs will be recognized with the associated revenues during the remainder of the fiscal year. Depreciation was unchanged at $512,000 in the 1997 and 1996 periods, respectively. Research and development expense increased 28% to $213,000 in the 1997 period from $166,000 in the 1996 period. The increase was due to expanded battery development activities.

Income from operations increased 69% to $44,000 in the 1997 period from $26,000 in the 1996 period. The increase was due to lower than expected unrecoverable legal fees in the 1997 period.

License fee income, net, was unchanged at $89,000 in the 1997 and 1996 periods, respectively. License fee income, net, is expected to increase commencing with April 1997. One month of the battery license income is expected to be recognized in the second fiscal quarter 1997. The first full quarter of license income is expected to be recognized during the third fiscal quarter 1997. The battery license income is expected to double no later than the quarter commencing with August 1998.

Interest expense decreased 20% to $101,000 in the 1997 period from $126,000 in the 1996 period. The decrease was due primarily to the reduction of debt to MTU-Friedrichshafen GmbH (MTU) as a result of conversion of $666,000 of principal at $9 per share into common stock of the Company in fiscal 1996 and the repayment of $684,000 of principal during the current period. The decrease was also due to the Company refinancing its bank debt at more favorable terms during the 1996 third fiscal period.

Interest and other income, net, decreased 6% to $99,000 in the 1997 period from $105,000 in the 1996 period. The decrease was due primarily to use of cash for debt repayment during the 1997 period.


Liquidity and Capital Resources
-------------------------------

Working capital at January 31, 1997 was $6,987,000, including
$4,734,000 of cash and cash equivalents and $1,980,000 of short term investments, compared to working capital of $8,087,000 at October 31, 1996, including $7,597,000 of cash and cash equivalents and $1,956,000 of short term investments.

During the 1997 period, the Company used $405,000 of cash in operating activities. During that period, accounts receivable increased $505,000, other current assets increased $293,000 and accounts payable decreased $428,000. Accounts receivable increased $505,000 primarily due to the incurrence of $264,000 of unbilled but recoverable costs that will be recognized with the associated revenues during the remainder of the fiscal year. Accounts payable decreased $428,000 primarily due to the lower revenues during the period. Net cash from operating activities also included the Company's net income of $75,000 and a decrease in accrued liabilities of $116,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the 1997 period were $903,000. A portion of these expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. During fiscal 1996, $877,000 of principal and interest was converted into 97,397 shares of common stock of the Company. The indebtedness, including deferred interest, as of October 31, 1996 was $1,926,000. During December 1996, the Company repaid to MTU $1,296,000 of principal and interest. MTU extended the maturity of $630,000 of the original loan to November 30, 1997 with the right to convert to common stock at $9 per share including interest. The indebtedness, including deferred interest, as of January 31, 1997 was $640,000. This loan is secured by the pledge of Fuel Cell Manufacturing Corporation
(FCMC) stock and certain machinery, equipment and leasehold improvements at the Torrington, Connecticut facility.

In December 1994, the Company entered into a $136,000,000 Cooperative Agreement with the U.S. Department of Energy (DOE) that provided that the DOE would furnish $78,000,000 to the Company over the next five years to support the continued development and improvement of the Company's commercial product. In the fourth quarter 1996, an additional $6,000,000 was added to the contract, raising the DOE funding level to $84,000,000. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 60% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. There can be no assurance that the final 40% of the private sector funding will be available on favorable terms, if at all. Failure of the Company to obtain the required funding could result in a delay or reduction of DOE funding.

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

During 1996, the Company (ERC) and the Santa Clara Demonstration Project (SCDP) agreed to certain contract modifications. ERC\Fuel Cell Engineering Corporation (FCE) agreed that at the option of SCDP, ERC would be responsible for providing up to $300,000 in funding from non-SCDP sources for use for certain corrections, reconfigurations or additional test time for the project. In consideration for the above, SCDP agreed to reduce FCE's liability for unfunded rework from $1,000,000 to $500,000 and to eliminate certain provisions relating to supplying spare stacks for the project. During 1996, FCE provided certain services under this agreement. The balance of this obligation will be completed in the second quarter of 1997 as a result of extending the power plant test period beyond that provided for by project funds. This is not expected to impact earnings in the quarter or in 1997. The Company could experience some costs associated with various options relating to maintaining and/or restoration of the site. It is not expected that these costs will have a material impact on 1997 operations.

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through fiscal 1997.

Part II - Other Information


Item 2 - Changes in Securities


On December 10, 1996, the Company issued 361 shares of its Common Stock to MTU upon the conversion by MTU of certain Promissory Notes of the Company. Accrued interest of $3,249 was converted in the transaction.

With regard to the foregoing transaction, the Company relied upon
Section 4(2) of the Act, as an exemption from the registration requirements of the Act. No commissions were paid to any underwriter in connection with the securities issued in the foregoing transaction.


Item 6 - Exhibits and Reports on Form 8

                             EXHIBIT INDEX
                             -------------
(a)  EXHIBIT DESCRIPTION

EXHIBIT NO.
-----------

10.48 Technology Transfer and License Agreement between Energy Research Corporation and
        Corning Inc. dated January 20, 1997.
        (confidential treatment requested for
        certain portions of this document)

11      Computation of Earnings (Loss) Per
        Share for the Three Months Ended
        January 31, 1997 and January 31, 1996.


27      Financial Data Schedule


(b) Reports On Form 8-K

      NONE

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ENERGY RESEARCH CORPORATION


                              /s/ Louis P. Barth
                              -----------------
                              Louis P. Barth
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary


Dated: March 14, 1997