Form 10-Q
period 1997-04-30
ENERGY RESEARCH CORP /NY/
filed 1997-06-13
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-14204

                 ENERGY RESEARCH CORPORATION
_____________________________________________________
(Exact name of registrant as specified in its charter)

            New York                        06-0853042
________________________________        ____________________
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

3 Great Pasture Road, Danbury, Connecticut                  06813
_________________________________________                 _________
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code: (203) 792-1460

_____________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes  [ ] No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 6, 1997 was 3,974,206.

                   ENERGY RESEARCH CORPORATION
                            FORM 10-Q
                              INDEX


PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets as of
        April 30, 1997 and October 31, 1996                  2

        Consolidated Condensed Statements of Operations
        for the three months ended April 30, 1997
        and April 30, 1996                                   3

        Consolidated Condensed Statements of Operations
        for the six months ended April 30, 1997
        and April 30, 1996                                   4

        Consolidated Condensed Statements of Cash Flows
        for the six months ended April 30, 1997
        and April 30, 1996                                   5


        Notes to Unaudited Consolidated Condensed
        Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  7

PART II - OTHER INFORMATION


Item 4. Submission of matters to a Vote of Security
        Holders                                             11

Item 6. Exhibits and Reports on Form 8-K                    12

        Signatures                                          13

Part 1 - Financial Information
Item 1. Financial Statements

                ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                (Unaudited)
                                        April 30,       Oct 31,
                                          1997            1996
                                         -------       --------
ASSETS:
Current Assets:
  Cash and cash equivalents               $ 6,700       $ 7,597
  Marketable securities                         -         1,956
  Accounts receivable                       2,760         2,848
  Inventories                                 114            72
  Deferred income taxes                       209           209
  Other current assets                        475           231
                                           ------        ------
        Total current assets               10,258        12,913
                                           ======        ======

Property, plant and equipment, net          7,767         7,245
Other assets, net                           3,190         3,382
                                           ------        ------
        Total Assets                      $21,215       $23,540
                                           ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt       $ 1,733       $ 2,380
  Accounts payable                            742         1,232
  Accrued liabilities                         748         1,108
  Income taxes payable                          6            11
  Current portion of deferred license
   fee income                                 254            95
                                           ------        ------
        Total current liabilities           3,483         4,826

Long Term Liabilities:
  Long-term debt                            3,192         4,363
  Capital lease obligation                      -             8
  Deferred license fee income                   -            17
  Deferred income taxes                       264           264
                                           ------        ------
        Total liabilities                   6,939         9,478
                                           ------        ------
Shareholders' Equity:
Convertible preferred stock, Series
 C ($.01 par value); 30,000
 shares issued and outstanding at
 April 30, 1997 and October 31, 1996,
 respectively                                 600           600
                                           ------        ------

Common Shareholders' Equity:
Common stock,($.0001 par value);
 8,000,000 shares authorized:
 3,961,736 and 3,911,787 shares issued
 and outstanding at April 30, 1997
 and October 31, 1996, respectively             -             -
Additional paid-in capital                 11,241        11,178
Retained earnings                           2,435         2,284
                                           ------        ------
    Total common shareholders' equity      13,676        13,462
                                           ------        ------
    Total shareholders' equity             14,276        14,062
                                           ------        ------

    Total Liabilities and Shareholders'
     Equity                               $21,215       $23,540
                                           ======        ======

         See notes to consolidated condensed financial statements.


                     ENERGY RESEARCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                             (Unaudited)

                                            Three Months Ended
                                                  April 30,
                                             1997          1996
                                             ====          ====
Revenues                                $   6,059     $   7,840
Costs and Expenses:
  Cost of revenues                          3,922         5,779
  Administrative and selling expenses       1,407         1,155
  Depreciation                                453           511
  Research and development                    264           258
                                        ---------     ---------
                                            6,046         7,703
                                        ---------     ---------
  Income from operations                       13           137

License fee income, net
 (includes income from related parties
 of $79 and $79 for the three
 months ended April 30, 1997
 and 1996, respectively)                      145            89
Interest expense                              (72)         (150)
Interest and other income, net                 60           120
                                        ---------     ---------
      Income before provision
        for income taxes                      146           196

Provision for income taxes                     70            72
                                        ---------     ---------

      Net income                        $      76     $     124
                                        =========     =========

Primary and fully diluted income
  per common share                      $     .02     $     .03
                                        =========     =========
Weighted average common and common
  equivalent shares outstanding         4,211,225     4,079,558
                                        =========     =========

        See notes to consolidated condensed financial statements.
                               -3-


                     ENERGY RESEARCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                          (Unaudited)

                                            Six Months Ended
                                                 April 30,
                                             1997          1996
                                             ====          ====
Revenues                                 $ 11,755     $  14,782
Costs and Expenses:
  Cost of revenues                          7,800        10,899
  Administrative and selling expenses       2,456         2,273
  Depreciation                                965         1,023
  Research and development                    477           424
                                        ---------     ---------
                                           11,698        14,619
                                        ---------     ---------
  Income from operations                       57           163

License fee income, net
 (includes income from related parties
 of $158 and $158 for the six
 months ended April 30, 1997
 and 1996, respectively)                      234           178
Interest expense                             (173)         (276)
Interest and other income, net                159           225
                                        ---------     ---------
      Income before provision
        for income taxes                      277           290

Provision for income taxes                    126           105
                                        ---------     ---------

      Net income                        $     151     $     185
                                        =========     =========

Primary and fully diluted income
  per common share                      $     .04     $     .05
                                        =========     =========
Weighted average common and common
  equivalent shares outstanding         4,207,159     4,034,540
                                        =========     =========

        See notes to consolidated condensed financial statements.
                                -4-

                    ENERGY RESEARCH CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED APRIL 30,
                      (Dollars in thousands)
                          (Unaudited)

                                                1997          1996
                                                ----          ----
Cash flows from operating activities:
 Net income                                  $   151       $   185
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization               1,156         1,197
   Deferred income taxes                           -           (10)
   Conversion of accrued interest
    to principal on long-term debt                20            55
   Changes in operating assets and
     liabilities:
     Accounts receivable                          88           500
     Inventories                                 (42)         (939)
     Other current assets                       (244)         (258)
     Accounts payable                           (490)         (124)
     Accrued liabilities                        (360)           20
     Income taxes payable                         (5)          (71)
     Deferred license fee income                 142           142
                                             -------       -------
       Net cash provided by
        operating activities                     416           697
                                             -------       -------
Cash flows from investing activities:
 Capital expenditures                         (1,488)         (463)
 Proceeds from sale of marketable
  securities                                   2,000             -
 Payments on other assets                        (42)          (32)
                                             -------       -------
       Net cash provided by (used in)
        investing activities                     470          (495)
                                             -------       -------
Cash flows from financing activities:
 Repayments of long-term debt                 (1,846)         (388)
 Proceeds from long-term financing                 -           776
 Common stock issued                              63            28
                                             -------       -------
       Net cash provided by (used in)
        financing activities                  (1,783)          416
                                             -------       -------
       Net increase (decrease) in cash
        and cash equivalents                    (897)          618

Cash and cash equivalents,
 beginning of period                           7,597         5,422
                                             -------       -------
Cash and cash equivalents,
 end of period                               $ 6,700       $ 6,040
                                             =======       =======
Supplemental disclosure of cash paid
 during the period for:
   Interest                                     $178          $215
   Income taxes                                 $203          $356

Non-cash preferred stock conversion to
 common stock                                   $-0-          $600

          See notes to consolidated condensed financial statements.
                                -5-

Part I - Financial Information
Item 1. Financial Statements

                     ENERGY RESEARCH CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation ("the Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1997 and the results of operations for the three and six months ended April 30, 1997 and 1996 and cash flows for such six month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1996 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the six months ended April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1996 10-K.

Part I - Financial Information

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

COMPARISON THREE MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996

Revenues decreased 23% to $6,059,000 in the 1997 period from $7,840,000 in the 1996 period. The expected decrease in revenues was due primarily to completion of the two-megawatt Direct Fuel
Cell power plant project in Santa Clara, California.

Cost of revenues decreased 32% to $3,922,000 in the 1997 period from $5,779,000 in the 1996 period. The decrease was due primarily to the decreased revenues mentioned above.

Administrative and selling expense increased 22% to $1,407,000 in the 1997 period from $1,155,000 in the 1996 period. Approximately 37% of the increase was associated with bid and proposal activity. Approximately 31% of the increase was associated with employment costs. Depreciation decreased 12% to $453,000 in the 1997 period from $511,000 in the 1996 period. The decrease was due substantially to completion of the amortization of costs associated with the manufacturing facility. Research and development expense was relatively unchanged at $264,000 in the 1997 period and $258,000 in the 1996 period.

Income from operations decreased 91% to $13,000 in the 1997 period from $137,000 in the 1996 period. The decrease was due primarily to the decrease in the revenues mentioned above.

License fee income, net, increased 63% to $145,000 in the 1997 period from $89,000 in the 1996 period. The increase was primarily due to recognition of the first month of license income under the Company's battery license with Corning, Inc.

Interest expense decreased 52% to $72,000 in the 1997 period from $150,000 in the 1996 period. The decrease was due primarily to the reduction of debt to MTU Friedrichshafen GmbH (MTU) as a result of conversion of $666,000 of principal at $9 per share into common stock of the Company in fiscal 1996 and the repayment of $684,000 of principal during the first quarter of fiscal 1997. The decrease was also due to the Company refinancing its bank debt at more favorable terms during the third quarter of fiscal 1996.

Interest and other income, net, decreased 50% to $60,000 in the 1997 period from $120,000 in the 1996 period. The decrease was due primarily to the use of cash for debt repayment during the first quarter of fiscal 1997.


Results of Operations
--------------------

COMPARISON SIX MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996

Revenues decreased 20% to $11,755,000 in the 1997 period from $14,782,000 in the 1996 period. The expected decrease was due primarily to the completion of the two-megawatt Direct Fuel Cell power plant project in Santa Clara, California. During the 1996 period, manufacturing of the fuel cell modules had been completed for the above mentioned power plant. The decrease in revenues was partially offset by an increase in billings under the Company's other contracts.

Cost of revenues decreased 28% to $7,800,000 in the 1997 period from $10,899,000 in the 1996 period. The decrease was due primarily to the decreased revenues mentioned above.

Administrative and selling expenses increased 8% to $2,456,000 in the 1997 period from $2,273,000 in the 1996 period. During the 1997 period, approximately $427,000 of recoverable administrative and selling expenses were incurred. These costs will be recognized with the associated revenues during the remainder of the fiscal year. Depreciation decreased 6% to $965,000 in the 1997 period from $1,023,000 in the 1996 period. The decrease was due substantially to the completion of the amortization of costs associated with the manufacturing facility. Research and development expense increased 13% to $477,000 in the 1997 period from $424,000 in the 1996 period. The increase was due to expanded battery development activities.

Income from operations decreased 65% to $57,000 in the 1997 period from $163,000 in the 1996 period. The decrease was due primarily to the decrease in the revenues mentioned above.

License fee income, net, increased 31% to $234,000 in the 1997 period from $178,000 in the 1996 period. The increase was primarily due to recognition of the first month of license income under the Company's battery license with Corning, Inc.

Interest expense decreased 37% to $173,000 in the 1997 period from $276,000 in the 1996 period. The decrease was due primarily to the reduction of debt to MTU as a result of conversion of $666,000 of principal at $9 per share into common stock of the Company in fiscal 1996 and the repayment of $684,000 of principal during the first quarter of fiscal 1997. The decrease was also due to the Company refinancing its bank debt at more favorable terms during the third quarter of fiscal 1996.

Interest and other income, net, decreased 29% to $159,000 in the 1997 period from $225,000 in the 1996 period. The decrease was due primarily to the use of cash for debt repayment during the first quarter of fiscal 1997.


Liquidity and Capital Resources
-------------------------------

Working capital at April 30, 1997 was $6,775,000, including
$6,700,000 of cash and cash equivalents, compared to working capital of $8,087,000 at October 31, 1996, including $7,597,000 of cash and cash equivalents and $1,956,000 of short term investments.

During the 1997 period, $416,000 of cash was provided by operating activities of the Company. During that period, accounts receivable decreased $88,000, other current assets increased $244,000 and accounts payable decreased $490,000. Accounts receivable includes the incurrence of $640,000 of unbilled but recoverable costs that will be recognized with the associated revenues during the remainder of the fiscal year. Accounts payable decreased $490,000 primarily due to the lower revenues during the period. Net cash from operating activities also included the Company's net income of $151,000 and a decrease in accrued liabilities of $360,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment.
Capital expenditures for the 1997 period were $1,488,000. A portion of these expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. During fiscal 1996, $877,000 of principal and interest was converted into 97,397 shares of common stock of the Company. The indebtedness, including deferred interest, as of October 31, 1996 was $1,926,000. During December 1996, the Company repaid to MTU $1,296,000 of principal and interest. MTU extended the maturity of $630,000 of the original loan to November 30, 1997 with the right to convert to common stock at $9 per share including interest. The indebtedness, including deferred interest, as of April 30, 1997 was $649,000. This loan is secured by the pledge of Fuel Cell Manufacturing Corporation (FCMC) stock and certain machinery, equipment and leasehold improvements at the Torrington, Connecticut facility.

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

During 1996, the Company (ERC) and the Santa Clara Demonstration Project (SCDP) agreed to certain contract modifications. ERC\Fuel Cell Engineering Corporation (FCE) agreed that at the option of SCDP, ERC would be responsible for providing up to $300,000 in funding from non-SCDP sources for use for certain corrections, reconfigurations or additional test time for the project. In consideration for the above, SCDP agreed to reduce FCE's liability for unfunded rework from $1,000,000 to $500,000 and to eliminate certain provisions relating to supplying spare stacks for the project. During 1996, FCE provided certain services under this agreement. The balance of this obligation was completed in the second quarter of 1997 as a result of extending the power plant test period beyond that provided for by project funds. This did not impact earnings in the quarter and is not expected to impact earnings in 1997. The Company could experience some costs associated with various options relating to maintaining and/or restoration of the site. It is not expected that these costs will have a material impact on 1997 operations.

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through fiscal 1997.



Part II  Other Information
Item 4 - Submission of Matters to a Vote of Security Holders


Energy Research Corporation's Annual shareholders' Meeting was held on April 15, 1997.

The meeting involved an election of the following directors to hold office until the next annual meeting of shareholders and until a successor is elected and qualified. All of the directors on the slate were elected.


Bernard S. Baker        Thomas L. Kempner    Richard M.H.Thompson
Hansraj C. Maru         William A. Lawson    Michael Bode
Christopher R. Bentley  Warren D. Bagatelle  James D. Gerson



The results of the voting were as follows:



ELECTION OF DIRECTORS
---------------------

                            VOTES       VOTES
NAME OF DIRECTOR             FOR       WITHHELD
---------------            ------      -------

Bernard S. Baker          3,777,521      1,600
Hansraj C. Maru           3,778,371        750
Christopher R. Bentley    3,778,371        750
Thomas L. Kempner         3,778,321        800
William A. Lawson         3,778,821        300
Warren D. Bagatelle       3,778,021      1,100
Richard M.H. Thompson     3,778,821        300
Michael Bode              3,686,719     92,402
James D. Gerson           3,778,321        800


Item 6 - Exhibits and Reports on Form 8

                          EXHIBIT INDEX
                          -------------

(a)  EXHIBIT DESCRIPTION

EXHIBIT NO.
-----------


11      Computation of Earnings (Loss) Per
        Share for the Three Months Ended
        April 30, 1997 and April 30, 1996
        and for the Six Months Ended
        April 30, 1997 and April 30, 1996

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


Dated: June 12, 1997