Form 10-Q
period 1997-07-31
ENERGY RESEARCH CORP /NY/
filed 1997-09-15
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549
                            FORM 10-Q
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                  OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-14204

                 ENERGY RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

            New York                           06-0853042
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

3 Great Pasture Road, Danbury, Connecticut                  06813
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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of September 9, 1997 was 3,992,519.




                             ENERGY RESEARCH CORPORATION
                                                   FORM 10-Q
                                INDEX


PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets as of
        July 31, 1997 and October 31, 1996                   2

        Consolidated Condensed Statements of Operations
        for the three months ended July 31, 1997
        and July 31, 1996                                    3

        Consolidated Condensed Statements of Operations
        for the nine months ended July 31, 1997
        and July 31, 1996                                    4

        Consolidated Condensed Statements of Cash Flows
        for the nine months ended July 31, 1997
        and July 31, 1996                                    5

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  7

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                    11

        Signatures                                          12

Part 1 - Financial Information
Item 1. Financial Statements

                ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                (Unaudited)
                                        July 31,        Oct 31,
                                          1997            1996
                                         -------       --------
ASSETS:
Current Assets:
  Cash and cash equivalents               $ 6,980       $ 7,597
  Marketable securities                         -         1,956
  Accounts receivable                       2,233         2,848
  Inventories                                 117            72
  Deferred income taxes                       209           209
  Other current assets                        485           231
                                           ------        ------
        Total current assets               10,024        12,913
                                           ======        ======

Property, plant and equipment, net          8,247         7,245
Other assets, net                           3,097         3,382
                                           ------        ------
        Total Assets                      $21,368       $23,540
                                           ======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt       $ 1,743       $ 2,380
  Accounts payable                            674         1,232
  Accrued liabilities                       1,076         1,108
  Income taxes payable                          9            11
  Current portion of deferred license
   fee income                                 150            95
                                           ------        ------
        Total current liabilities           3,652         4,826

Long Term Liabilities:
  Long-term debt                            2,921         4,363
  Capital lease obligation                      -             8
  Deferred license fee income                   -            17
  Deferred income taxes                       264           264
                                           ------        ------
        Total liabilities                   6,837         9,478
                                           ------        ------
Shareholders' Equity:
Convertible preferred stock, Series
 C ($.01 par value); 30,000
 shares issued and outstanding at
 July 31, 1997 and October 31, 1996,
 respectively                                 600           600
                                           ------        ------

Common Shareholders' Equity:
Common stock,($.0001 par value);
 8,000,000 shares authorized:
 3,992,519 and 3,911,787 shares issued
 and outstanding at July 31, 1997
 and October 31, 1996, respectively             -             -
Additional paid-in capital                 11,301        11,178
Retained earnings                           2,630         2,284
                                           ------        ------
    Total common shareholders' equity      13,931        13,462
                                           ------        ------
    Total shareholders' equity             14,531        14,062
                                           ------        ------

    Total Liabilities and Shareholders'
     Equity                               $21,368       $23,540
                                           ======        ======

         See notes to consolidated condensed financial statements.


                     ENERGY RESEARCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share amounts)
                          (Unaudited)

                                            Three Months Ended
                                                July 31,
                                                      1997          1996
                                             ====          ====
Revenues                                $   6,448     $   7,412
Costs and Expenses:
  Cost of revenues                          3,721         5,268
  Administrative and selling expenses       1,792         1,070
  Depreciation                                451           477
  Research and development                    383           496
                                        ---------     ---------
                                            6,347         7,311
                                        ---------     ---------
  Income from operations                      101           101

License fee income, net
 (includes income from related parties
 of $79 and $79 for the three
 months ended July 31, 1997
 and 1996, respectively)                      207            89
Interest expense                              (98)         (113)
Interest and other income, net                 75           116
                                        ---------     ---------
      Income before provision
        for income taxes                      285           193

Provision for income taxes                     90            71
                                        ---------     ---------

      Net income                        $     195     $     122
                                        =========     =========

Primary and fully diluted income
  per common share                      $     .05    $     .03
                                        =========     =========
Weighted average common and common
  equivalent shares outstanding        4,203,193      4,146,020
                                       =========      =========

        See notes to consolidated condensed financial statements.
                                3


                     ENERGY RESEARCH CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share amounts)
                          (Unaudited)

                                           Nine Months Ended
                                                July 31,
                                                      1997          1996
                                             ====          ====
Revenues                                 $ 18,203      $ 22,194
Costs and Expenses:
  Cost of revenues                         11,521        16,167
  Administrative and selling expenses       4,248         3,343
  Depreciation                              1,416         1,500
  Research and development                    860           920
                                        ---------     ---------
                                           18,045        21,930
                                        ---------     ---------
  Income from operations                      158           264

License fee income, net
 (includes income from related parties
 of $237 and $237 for the nine
 months ended July 31, 1997
 and 1996, respectively)                      441           267
Interest expense                             (271)         (389)
Interest and other income, net                234           341
                                        ---------     ---------
      Income before provision
        for income taxes                      562           483

Provision for income taxes                    216           176
                                        ---------     ---------

      Net income                        $     346     $     307
                                        =========     =========

Primary and fully diluted income
  per common share                      $     .08     $     .08
                                        =========     =========
Weighted average common and common
  equivalent shares outstanding         4,204,893     4,053,282
                                        =========     =========

        See notes to consolidated condensed financial statements.
                                 4







                    ENERGY RESEARCH CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JULY 31,
                      (Dollars in thousands)
                          (Unaudited)

                                                1997          1996
                                                ----          ----
Cash flows from operating activities:
 Net income                                  $   346       $   307
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization               1,697         1,694
   Deferred income taxes                           -           (10)
   Conversion of accrued interest
    to principal on long-term debt                29            82
   Gain (loss) on disposal of property             -             3
   Changes in operating assets and
     liabilities:
     Accounts receivable                         615           790
     Inventories                                 (45)         (601)
     Other current assets                       (254)         (164)
     Accounts payable                           (558)       (1,517)
     Accrued liabilities                         (32)           30
     Income taxes payable                         (2)          (71)
     Deferred license fee income                  38            38
                                             -------       -------
       Net cash provided by
        operating activities                   1,834           581
                                             -------       -------
Cash flows from investing activities:
 Capital expenditures                         (2,415)       (1,152)
 Proceeds from sale of marketable
  securities                                   1,999             -
 Payments on other assets                        (42)          (95)
                                             -------       -------
       Net cash used in
        investing activities                    (458)       (1,247)
                                             -------       -------
Cash flows from financing activities:
 Repayments of long-term debt                 (2,116)       (3,588)
 Proceeds from long-term financing                 -         4,113
 Common stock issued                             123           191
                                             -------       -------
       Net cash provided by (used in)
        financing activities                  (1,993)          716
                                             -------       -------
       Net increase (decrease) in cash
        and cash equivalents                    (617)           50

Cash and cash equivalents,
 beginning of period                           7,597         5,422
                                             -------       -------
Cash and cash equivalents,
 end of period                               $ 6,980       $ 5,472
                                             =======       =======
Supplemental disclosure of cash paid
 during the period for:
   Interest                                     $267          $317
   Income taxes                                 $314          $409

Non-cash preferred stock conversion to
 common stock                                   $-0-          $600

          See notes to consolidated condensed financial statements.
                                 5

Part I - Financial Information
Item 1. Financial Statements

                ENERGY RESEARCH CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                   FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation ("the Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1997 and the results of operations for the three and nine months ended July 31, 1997 and 1996 and cash flows for such nine month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1996 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the nine months ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the
1996 10-K.
                             6
PAGE

Part I - Financial Information

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Comparison Three Months Ended July 31, 1997 and July 31, 1996

Revenues decreased 13% to $6,448,000 in the 1997 period from $7,412,000 in the 1996 period. The expected decrease in revenues was due primarily to completion of the two-megawatt Direct Fuel Cell power plant project in Santa Clara, California. The decrease was partially offset by a increase in billings under the Company's other contracts.

Cost of revenues decreased 29% to $3,721,000 in the 1997 period from $5,268,000 in the 1996 period. The decrease was due primarily to the decreased revenues mentioned above.

Administrative and selling expense increased 67% to $1,792,000 in the 1997 period from $1,070,000 in the 1996 period. The increase was primarily associated with the recognition of previously deferred recoverable administrative and selling expenses. These costs have been recognized with their associated revenue mentioned above. Depreciation decreased 5% to $451,000 in the 1997 period from $477,000 in the 1996 period. Research and development expenses decreased 23% to $383,000 in the 1997 period from $496,000 in the 1996 period. The decrease was due primarily to a decrease in subcontracted carbonate fuel cell activity which has been partially offset by expanded battery development activities.

Income from operations was unchanged at $101,000 for 1997 and 1996 periods.

License fee income, net increased 133% to $207,000 in the 1997 period from $89,000 in the 1996 period. The increase was primarily due to recognition of the license income under the Company's battery license with Corning, Inc.

Interest expense decreased 13% to $98,000 in the 1997 period from $113,000 in the 1996 period. The decrease was due primarily to the reduction of debt to MTU Friedrichshafen GmbH
(MTU) as a result of conversion of $666,000 of principal at $9 per share into common stock of the Company in fiscal 1996 and the repayment of $684,000 of principal during the first quarter of fiscal 1997. The decrease was also due to the Company refinancing its bank debt at more favorable terms during the third quarter of fiscal 1996.

Interest and other income, net decreased 35% to $75,000 in the 1997 period from $116,000 in the 1996 period. The decrease was due primarily to the use of cash for debt repayment during the first quarter of fiscal 1997.

Results of Operations
Comparison Nine Months Ended July 31, 1997 and July 31, 1996

Revenue decreased 18% to $18,203,000 in the 1997 period from $22,194,000 in the 1996 period. The expected decrease in revenues was due primarily to completion of the two-megawatt Direct Fuel Cell power plant project in Santa Clara, California. The decrease was partially offset by an increase in billings under the Company's other contracts.

Cost of revenues decreased 29% to $11,521,000 in the 1997 period from $16,167,000 in the 1996 period. The decrease was due primarily to the decreased revenues mentioned above.

Administrative and selling expenses increased 27% to $4,248,000 in the 1997 period from $3,343,000 in the 1996 period. The 1997 period reflects an increase in various expenses including bid and proposal activity, employment costs, amortization, legal and professional fees. Depreciation decreased 6% to $1,416,000 in the 1997 period from $1,500,000 in the 1996 period. The decrease was due substantially to completion of the amortization of costs associated with the manufacturing facility. Research and development expense decreased 7% to $860,000 in the 1997 period from $920,000 in the 1996 period. The decrease was due primarily to a decrease in subcontracted carbonate fuel cell activity which was partially offset by expanded battery development activity.

Income from operations decreased 40% to $158,000 in the 1997 period from $264,000 in the 1996 period. The decrease was due primarily to the decrease in revenues mentioned above.

License fee income, net increased 65% to $441,000 in the 1997 period from $267,000 in the 1996 period. The increase was primarily due to recognition of the license income under the Company's battery license with Corning, Inc.

Interest expense decreased 30% to $271,000 in the 1997 period from $389,000 in the 1996 period. The decrease was due primarily to the reduction of debt to MTU Friedrichshafen GmbH
(MTU) as a result of conversion of $666,000 of principal at $9 per share into common stock of the Company in fiscal 1996 and the repayment of $684,000 of principal during the first quarter of fiscal 1997. The decrease was also due to the Company refinancing its bank debt at more favorable terms during the third quarter of fiscal 1996.

Interest and other income, net decreased 31% to $234,000 in the 1997 period from $341,000 in the 1996 period. The decrease was due to the use of cash for debt repayment during the first quarter of fiscal 1997.


Liquidity and Capital Resources

Working capital at July 31, 1997 was $6,372,000 including $6,980,000 of cash and cash equivalents, compared to working capital of $8,087,000 at October 31, 1996, including $7,597,000 of cash and cash equivalents and $1,956,000 of short term investments.

During the 1997 period, $1,834,000 of cash was provided by operating activities of the Company. During that period, accounts receivable decreased $615,000 other current assets increased $254,000 and accounts payable decreased $558,000. The decrease in accounts receivable is due primarily to the payment of unbilled deferred costs that were incurred earlier in the 1997 period. Accounts payable decreased $558,000 primarily due to the decreased revenues during the period. Net cash from operating activities also included the Company's net income of $346,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the 1997 period were $2,415,000. A portion of these expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. During fiscal 1996, $877,000 of principal and interest was converted into 97,397 shares of common stock of the Company. The indebtedness, including deferred interest, as of October 31, 1996 was $1,926,000.

During December 1996, the Company repaid to MTU $1,296,000 of principal and interest. MTU extended the maturity of $630,000 of the original loan to November 30, 1997 with the right to convert to common stock at $9 per share including interest. The indebtedness, including deferred interest, as of July 31, 1997 was $658,665. This loan is secured by the pledge of Fuel Cell Manufacturing Corporation (FCMC) stock and certain machinery, equipment and leasehold improvements at the Torrington, Connecticut facility.

In December 1994, the Company entered into a $136,000,000 Cooperative Agreement with the U.S. Department of Energy (DOE) that provided that the DOE would furnish $78,000,000 to the Company over the next five years to support the continued development and improvement of the Company's commercial product. During fiscal 1997, and 1996, an additional $8,000,000 was added to the contract, raising the DOE funding level to $86,000,000. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 60% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. There can be no assurance that the final 40% of the private sector funding will be available on favorable terms, if at all. Failure of the Company to obtain the required funding could result in a delay or reduction of DOE funding.

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

Part II  Other Information

Item 6 - Exhibits and Reports on Form 8

                         EXHIBIT INDEX

(a)  EXHIBIT DESCRIPTION                          PAGE NO.

EXHIBIT NO.


11      Computation of Earnings (Loss) Per            13
        Share for the Three Months Ended
        July 31, 1997 and July 31, 1996
        and for the Nine Months Ended
        July 31, 1997 and July 31, 1996

27      Financial Data Schedule                       14


(b) Reports On Form 8-K

      NONE

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ENERGY RESEARCH CORPORATION


                              /S/Louis P. Barth
                              Louis P. Barth
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary


Dated: September 12, 1997
                      12