Form 10-K
period 1997-10-31
ENERGY RESEARCH CORP /NY/
filed 1998-01-29
CIK 886128

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended       10/31/97

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $40,019,430, which is based on the closing price of $17.125 on January 21, 1998. On January 22, 1998 there were 4,013,647 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 1998 Annual Meeting of Stockholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 1997 is incorporated by reference in Part III of this Report on Form 10-K.

                     FORM 10-K ANNUAL REPORT

                              INDEX

                                                           PAGE

PART I
Item 1.   Business                                             3
Item 2.   Properties                                          32
Item 3.   Legal Proceedings                                   33
Item 4.   Submission of Matters to a Vote of Security         33
           Holders

PART II
Item 5.   Market for Registrant's Common Equity
           and Related Stockholder Matters                    33
Item 6.   Selected Financial Data                             35
Item 7.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operation                                          36
Item 8.   Financial Statements and Supplementary Data         44
Item 9.   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure             44

PART III
Item 10.   Directors and Executive Officers of
            the Registrant                                    44
Item 11.   Executive Compensation                             44
Item 12.   Security Ownership of Certain Beneficial Owners    44
            and Management
Item 13.   Certain Relationships and Related Transactions     45


PART IV
Item 14.   Exhibits, Financial Statement Schedules,           46
           and Reports on Form 8-K

           Signatures                                         52

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

Fuel Cell
---------

The carbonate fuel cell converts the chemical energy of a fossil fuel into electricity in a one-step galvanic process which is highly efficient, quiet, and causes virtually no pollution from oxides of nitrogen or oxides of sulfur. Unlike most fuel cell power plants, the ERC system feeds a fuel such as natural gas directly into the fuel cell. In most other systems, it is necessary to first produce hydrogen from the fuel in an external device and then feed the hydrogen to the fuel cell for conversion into electricity in the fuel cell. The Company believes its power plant simplification leads to a more efficient and lower cost system than other fuel cell systems. ERC calls its approach the Direct Fuel Cell (DFC). The DFC operates at a temperature of about 1200 degrees fahrenheiht. At this temperature, precious metal electrocatalysts are not required and a high quality waste heat is available for cogeneration. To date, most of the substantial research, development and demonstration costs associated with the DFC have been provided by the Federal Government and the electric utility industry, the latter being potential customers for the final product. The Company is also working together mainly with Mitsubishi Electric Corp. in Japan and Daimler Benz affiliate MTU-Friedrichshafen GmbH in Europe, licensees of the Company, in the product development. (See "License Agreements")

The Company believes that markets for the DFC will be the investor owned electric and gas utilities (IOU), municipal owned electric utilities (MOU), rural electric utilities, independent power producers, industrial and commercial cogeneration, and special situations such as landfill gas fueled units. The Company has focused initially on developing power plants in the 1 to 3 megawatt size range,based on 1.25 MW (nominal) modules with single or multiple modules per power plant.

For the IOU and large MOU customers, the units or multiples thereof, could serve in a distributed generation mode in their grid systems. For smaller rural electric and MOU customers, the units could be used in an intermediate or base load mode. Non-utility customers, such as hospital or industrial plants may also be attracted by cogeneration applications.

At this time, the Company has conducted the first commercial scale demonstration of its DFC at a site in Santa Clara, California.
This project demonstrated a nominal 2 megawatt (1.8 MWAC) DFC power plant. The plant startup began in April 1996. This is the largest carbonate fuel cell power plant and largest advanced fuel cell power plant in the world and the largest fuel cell of any type operated in the United States.

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

The power plant startup was smooth after some minor adjustments to the DC to AC invertor unit. The power plant surpassed its 1.8 MW AC design goal by reaching a peak power of 1.93 MWAC. About 550 hours into the test, peculiar electrical behavior was observed. Voltage spikes were randomly observed and the Company chose to shut down the power plant in order to check out the phenomena and avoid any possible damage to the digital control system. On examining the plant, it was determined that the dielectrics in the piping system used to electrically insulate the fuel cell stacks' high voltage had been damaged. The cause of the problem was the use of a glue to attach thermal insulation to the stacks, pipes and dielectric insulators. This glue, applied during the final stage of manufacturing, was converted to carbon during plant startup.
The carbon acted as a conductor, negating the effectiveness of the electrical insulators. The result was damage to dielectrics and other components. The Company replaced the four highest voltage dielectrics and certain piping, cleaned the carbon from the remaining dielectrics and made repairs where there was visible evidence of damage. A decision was made not to remove certain parts for further inspections in the interest of saving time and costs. To a certain extent, the using of the glue has prevented making an unambiguous assessment of the fuel cell performance in the power plant.

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

In March, 1997 the Company in conjunction with project sponsors, decided to conclude operational testing on the Santa Clara project. The 4000 hours of grid connected testing and 2500 Mwh AC of electricity generated, were world records for first-of-a-kind large fuel cell power plant demonstrations. The project also achieved records for low SOX and NoX power plant emissions compared with conventional power plants and for efficiency for fossil fueled power plants in this size range as well as a record efficiency for a fossil fuel cell power plant of any type. After the termination of the demonstration, the fuel cells were returned to ERC for final analysis.

The design of this demonstration plant did not represent the commercial offering. The design and development of the commercial product are being conducted under a cooperative agreement signed with the Department of Energy's Morgantown Energy Technology Center in the first fiscal quarter of 1995. Currently under this agreement, DOE has agreed to provide $86 million over a five year period to further design, develop and demonstrate a commercial prototype power plant with improved, larger fuel cells and a more compact design (see Principal Development Contracts-Fuel Cells-General sponsors). Major development emphasis under this agreement focuses on fuel cell and total power plant cost reduction and improved operating endurance, although there can be no assurance that required cost reductions and improved endurance will be attained. The design work in 1996 and 1997 continued at a reduced level as funding was limited by the delays in the government's appropriation process, additional expenses associated with these delays and other issues at the Santa Clara Demonstration Project, and a smaller allocation of funds than required by the original cooperative agreement.

In fiscal 1997 about $20.1 million was spent under this agreement. This is less than the scheduled amount under the agreement.

While fiscal 1997 got off to a reasonable start due to a timely appropriations bill this year, the funding level was below the funds required by the cooperative agreement. The combination of Santa Clara project delays and expense combined with the reduced level of activity in 1996 and 1997 has resulted in the Company extending its planned commercialization into the 2001 time period. There can be no assurance that the Company will not experience further delays. The 1998 DOE fuel cell budget for stationary power plants is about 15% less than 1997.

The Company is substantially dependent on government appropriations for funding its development and demonstration efforts. This dependence has advantages for the investor but also introduces an element of risk and schedule uncertainty in the Company's plans.

In addition to DOE agreements, the Company essentially completed a Defense Advanced Research Project Agency (DARPA) contract in 1996 for a diesel fuel powered DFC. This project successfully demonstrated the ability of the Company's DFC to operate on a liquid fuel. This is important as a potential emergency fuel for both commercial and military installations in the event natural gas supply is interrupted. This work in 1996 has led to a U.S. Navy contract in 1997. Also a Coast Guard derivative contract from John
J. McMullen Assoc. Inc., a ship design firm was received in the first quarter of 1998. In testing to date, the Company has demonstrated the ability to operate on natural gas at sites in Germany, Denmark and California, on coal gas in Louisiana and

Germany and on JP-8 and diesel fuels at its facilities in Danbury.

Additionally, the Company received 1996 DARPA funds for new work under the Company's cooperative agreement with DOE. These new funds, received in September 1996, the last month of the Federal fiscal year, were used in 1997 to design facilities to support power plant simulations and certain logistical operations in conjunction with a planned megawatt size simulator being built at ERC's Danbury site. In 1997 an additional $2.1 million in DARPA funds was added to the DOE contract.

A higher megawatt class power plant, but significantly more compact than Santa Clara is expected to begin to operate in late 1999. In 1997 ERC focused on continuing to produce larger area cells and larger stacks at its manufacturing facility in Torrington, CT and will initiate testing of these new full-size components and stacks in Danbury in the first half of 1998. There can be no assurance that these tests will not be delayed for technical or budgetary reasons. In addition, ERC installed new manufacturing equipment in 1997 to produce the larger cells at higher production rates. A new larger test facility, 400 kW capability, was tested in 1997 and the first of the larger size stacks is expected to be tested in this facility, which management believes is the world's largest, in 1998.

All the schedules presented here are forward looking statements subject to uncertainties in funding availability and technological development issues and are subject to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (PSLRA 95).

Battery
-------

In the battery area, the Company continues to focus its efforts on the nickel-zinc rechargeable battery. In the past year, the Company has succeeded in extending cycle life of single cells to 700 cycles. This ongoing improvement should make the nickel-zinc battery an attractive competitor with existing nickel cadmium and nickel metal hydride rechargeable batteries. Because zinc is lighter in weight, less expensive and has about 30% higher voltage output, the resulting nickel-zinc battery delivers more or comparative energy per unit weight at a potentially lower cost than either nickel cadmium or nickel metal hydride batteries. Moreover, zinc is environmentally benign compared with cadmium. Also during the year, the Company built and had tested a full size battery for hybrid electric vehicle operation for several hundred cycles.

The Company believes that markets for the nickel-zinc battery would be similar to the existing markets for nickel metal hydride and nickel cadmium, i.e., computers, power tools, high end portable lighting, and medical electronics. In addition, the nickel-zinc battery has the potential to compete in the upper cost segment of the lead acid battery markets where it would enjoy a substantial weight advantage. In the first quarter of 1997, the Company entered into a license agreement with Corning, Incorporated to further develop and commercialize the technology for a broader range of product applications, but excluding electric vehicles ie. Cars & trucks. (See License Agreements)

The Company has tested a 4 Ahr size cell suitable for electronic devices and has designed and tested a 2 Ahr cell for use as a power source for a Left Ventricular Assist Device (LVAD) under a National Institute of Health Small Business Innovative Research Phase II award. These small batteries are expected to be tested by the LVAD manufacturer in 1998.

The Company held discussions with potentially interested partners for either licensing or joint venture opportunities in the electric vehicle battery area but there can be no assurance that the Company will be successful in this endeavor. While the battery activity at ERC remains small relative to its fuel cell activities, the Company believes that recent developments could result in significant battery business opportunities in the future, but this is contingent on many factors, none of which can be guaranteed; including the success of partners and licensees in commercialization, the continued availability of funds, presently provided by internal research and development allowances under existing contracts and agreements, successful technical results and the ability to reach agreements with outside partners to help in marketing and manufacturing. The Company intends to expand its development activity beyond the nickel-zinc technology into related battery areas.

                       LICENSING AGREEMENTS
                       ====================

General
-------

Fuel Cells
----------

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

The following table lists (i) the licensees of the Company's fuel cell technology, (ii) the term of each license agreement, (iii) the territory in which the technology is licensed, (iv) the technology licensed and (v) the type of license:


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

Through 1997 ERC has received $1.68 million in license payments from Sanyo.


Mitsubishi Electric Corporation (MELCO)
---------------------------------------

In November 1981, ERC and MELCO, a Japanese electronics and electric equipment manufacturer entered into a license agreement relating to carbonate fuel cell technology. This agreement is automatically extended yearly unless canceled by either party in advance. Under this agreement, MELCO is granted an exclusive license (subject to the rights of Sanyo) to utilize ERC's patents and know-how for carbonate fuel cells in Japan, South Korea, and certain other Asian countries. It is also granted a non-exclusive license in the other countries of the world, except for certain countries including the United States. ERC is granted a royalty-free license to the improvements of MELCO for carbonate fuel cells in the United States, Canada and Mexico. ERC also receives an annual license fee from MELCO and is to be paid a royalty based on kilowatts of electric generating capacity sold for carbonate fuel cells made or sold by MELCO. Technical collaboration with MELCO is good and they are pursuing the design and construction of a 200 kW power plant incorporating Direct Fuel Cell technology. Through
1997 ERC has received $1.7 million in license payments from MELCO.


Daimler Benz affiliate MTU-Friedrichshafen (MTU) GmbH
-----------------------------------------------------

In 1989, the Company entered into a license agreement with DASA, a German aerospace and aircraft equipment manufacturer and a subsidiary of Daimler Benz Corporation, one of the largest industrial companies in Europe. That agreement was transferred to a subsidiary of DASA, MTU Friedrichshafen in 1993 and in 1994, MTU became a subsidiary of AEG Daimler Benz Industrie and now Daimler Benz affiliate MTU-Friedrichshafen GmbH ("MTU Agreement").
Pursuant to the terms of the MTU Agreement, ERC granted to MTU an exclusive license to use, develop and sell carbonate fuel cells in Europe, subject to certain rights of others, and a non-exclusive license in South America, the Middle East and Africa, subject to certain rights of ERC and others. MTU has agreed to conduct research, development, manufacturing and marketing programs in the area of carbonate fuel cell technology and to make available the results to the Company. In addition, MTU has agreed to pay to ERC an annual license fee through at least 1999 and a royalty based on kilowatts of electrical generating capacity using carbonate fuel cells sold by MTU or its permitted licensees. Through 1997 ERC has received $1.98 million in license payments from MTU.

During 1996, MTU designed and constructed an innovative balance of plant (BOP) system for cogeneration power plants. ERC's wholly owned subsidiary, Fuel Cell Manufacturing Corporation produced 300 cells for MTU in 1996 and the first quarter of 1997 and MTU conducted a hot fuel cell test in 1997 using their BOP and the ERC supplied components.


Electric Power Research Institute (EPRI)
----------------------------------------

In 1988, ERC entered into a license agreement with EPRI, granting ERC the right to use carbonate fuel cell proprietary data developed under certain EPRI contracts with ERC. ERC has agreed to pay EPRI a one-time fee of approximately $50,000 upon ERC's first commercial sale of a carbonate fuel cell stack of one Megawatt or larger in size, and a royalty upon commercial sales of carbonate fuel cell stacks. Under a recent development contract between EPRI and a subsidiary of the Company dealing with the engineering and design of the balance of plant for a full scale carbonate fuel cell power plant, EPRI has agreed to license to the subsidiary on a worldwide basis the balance of plant equipment technology developed and to provide the subsidiary with worldwide sublicensing rights. The subsidiary has agreed to pay royalties to EPRI for this license based on sales and licensing of carbonate fuel cell power plants, with the total royalties capped at twice the funding provided by EPRI under the contract. EPRI also has been granted certain rights to balance of plant equipment technology of the subsidiary. Total direct funding from EPRI through 1997 is approximately $21 million. Additionally, EPRI provided approximately $5 million to ERC's subsidiary for the Santa Clara project and a similar amount to other contractors for the coal gas testing of an ERC fuel cell in Louisiana.


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


U.S. Department of Energy (DOE)
-------------------------------

In connection with certain contracts and grants from DOE, ERC has agreed to pay DOE 10% of the annual license income received from MTU, up to $500,000. Through 1997, ERC has paid to DOE a total of $200,000 (See "Principal Development Contracts").

Battery
-------
Corning, Incorporated
---------------------

An exclusive worldwide license agreement with Corning, Incorporated (Corning), was signed in the first quarter of 1997. The object of this agreement is to commercialize the Company's nickel-zinc secondary battery technology for a broad range of consumer product applications. The agreement provides that Corning will take the lead in the further development of manufacturing, marketing and sales. The agreement provides estimated expenditures by Corning over a period of time in the multi-phase development, pilot manufacturing and full scale manufacturing program. The agreement may be terminated by Corning any time prior to the commercialization of the battery, in which case the Company would receive benefits and rights to certain Corning developments and activities. The agreement required Corning to pay the Company initial license fees in 1997 and increased license fees in 1998. The agreement also requires Corning to pay royalties on sales including minimum royalties. Through fiscal 1997 ERC received $0.35 million in license payments from Corning. These payments began in April 1997.

                        COMMERCIALIZATION
                        =================

Direct Fuel Cell
----------------

Markets
-------

The Company believes there are five principal markets for its fuel cell power plants: (i) small municipal electric utilities and rural electric utilities, (ii) large electric utilities, (iii) landfill sites where landfill gases may be used to produce electricity, (iv) independent power producers and cogenerators and
(v) gas utilities. Initially, the Company intends to target the needs of the small municipal electric utilities and rural electric cooperatives and the incremental needs of large municipal and investor-owned electric utilities and cogeneration. The vehicle being developed by the Company for approaching these markets is a nominal 2.5 MW unit currently being designed or a multiple thereof. The Company has also begun to consider a single module version (1.25 MW) of its power plant and a three module (3.75MW) in order to capture additional market opportunities. In general, the cost per kilowatt increases as the power plant becomes smaller because of increased cost of balance of plant equipment which, unlike the fuel cell itself, is size dependent.

The Company anticipates that a shortage of generating capacity will begin in the 1999-2000 time frame but this view is not shared by many energy experts. The Company believes due to the efficiencies which can be achieved at fuel cell power plants as small as one or two megawatts, that these plants could provide a cost effective means for small municipal utilities to generate their own power. There are approximately 2,000 municipally or cooperatively owned public utilities in the United States representing 90,000 megawatts, or 13% of the United States electric utility market.

Large utilities also are potential users of the fuel cell power plant technology. According to the U.S. Department of Energy's
(DOE), Energy Information Administration (EIA) Energy Outlook 1996 report, a projected 319 gigawatts of new capacity will be needed by 2015 to meet the growing demand for electricity and to offset
retirements.   Approximately 81% of this new capacity is projected
to be fueled by natural gas. The Company believes most of this nearly $319 billion market, estimated by the Company at approximately $1.0 billion per gigawatt, will develop in the 2002 to 2015 time period. According to EIA projections, the fastest growing segment of electric generator capability will be the fuel cell with an annual growth rate of 53.5% in the 1996-2015 time frame beginning in 2005. According to the Electric Power Industry Outlook 1997-2001; 252 gigawatts of new generation capacity will be needed between 1994 and 2015 to satisfy electricity demand growth and to replace retiring units. Electricity prices are projected to remain relatively stable during this period.

Large utilities may be interested in the fuel cell both as an efficient, low pollution and cost effective generating system as well as a dispersed generator <F1>. Since fuel cells can be located at, or in place of, distribution and transformer stations, they may provide greater flexibility in the transmission and distribution of electricity. The modular aspects of fuel cells may also allow larger utilities to introduce phased capacity construction into their generation system. In this approach, the utilities could expand electricity generation capacity to keep pace with demand by adding blocks of fuel cells on a periodic basis as required, thereby improving cash flow as compared with building a single large plant. With larger fuel cell systems, the utility could substitute coal-derived gas, if available and economically attractive, for natural gas as the operative fuel. This flexibility of the direct fuel cell system, in terms of both its modularity and its adaptability to different fuels, may allow utilities to better control their fuel costs and avoid making a commitment 10 to 12 years in advance to construct a large power station traditionally fueled by coal. The Company is not active in the development of coal gasification facilities and would be dependent on this technology being commercialized in order to use coal as a fuel.

The U.S. electric utility industry has been edging toward change for several years triggered in part by the Energy Policy Act of 1992. 1994 saw the beginning of a major upheaval caused by major moves toward direct access and deregulation by the State of California and elsewhere. As a result, a heightened atmosphere of competition exists in the industry. In 1996 and 1997, a number of significant mergers took place within the electric IOU sector and between electric and gas IOUs and between electric IOUs.

<F1> Olesen, Douglas E., The Electricity Journal, Vol. 8, No. 10,
December 1995, p.57    </F1>

This competition, in an industry once secure by territorial monopolies, should result in further major reorganizations. Some utilities have already decided to phase out of the generation side of the business leaving it to independent power producers and non-utility generators. Others have merged with either other electric utilities or gas supply companies. Regardless of these options, substantial generation equipment will always be required but it is becoming more difficult to identify who the purchaser will be and the timing and magnitude of the purchases. Recent delays in the California initiative toward deregulation could cause further confusion. Legislation favorable to large utilities in California relative to stranded investment may cause expected rate reductions to disappear.

At present, capacity margins in the U.S. as a whole average about 25%, but are shrinking and vary greatly from region to region. Studies conducted for the Company by outside contractors in 1996 identify the greatest market potential for its fuel cells on the east and west coasts. The Company believes the prospects of wholesale and retail wheeling together with overall uncertainty as to the future will discourage utilities from adding substantial new generation between now and the end of the century. This factor, together with tougher environmental laws already in existence, the need to relicense nuclear plants, which may not be economically feasible in some cases, and the aging of U.S. plants, could result in market opportunities at about the time the Company plans to bring its product to market. Even the wheeling of power over long distances will result in additional energy losses over the transmission lines, thus offsetting some of the gains achieved by balancing power usage and keeping pressure on capacity margins.
The vulnerability of both nuclear power plants and power line transmission capacity was demonstrated by the short fall of power in certain northeast states in 1996. The nuclear power plants shut down in the northeast in 1996 did not come back on line in 1997.

While the above developments should be favorable to the Company in the long term, in the short term it has become more difficult to coalesce utility groups into joint fuel cell development and demonstration projects. It is also possible that downward pressures on the cost of electricity could develop although the timing and duration of such pricing, if it occurs, is not predictable. Any downward trend in electricity prices would put pressure on all equipment suppliers. In 1997, the Company focused on further defining specific opportunities for its products in this changing utility scenario. As a result of these efforts, the Company identified some attractive IPP and cogeneration market opportunities. The 1997 efforts focused on a site specific basis.


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


              TABLE 1: SOME OF SCDP PROJECT ACCOMPLISHMENTS

- World's largest advanced fuel cell power  - 3 percent/minute ramping capability
  plant by an order of magnitude              demonstrated so far
- Largest carbonate fuel cell power plant   - Instantaneous load shed capability
  operated in a grid connect utility mode   - Virtually flawless balance-of-plant
- Over 4,000 hours of grid connect            operation has been proved over
  power delivery                              6,000 hours of operation
- Reached 1.93 MW AC, 7 percent higher      - Valuable information on power
  than related power                           allocation among fuel cell stacks in
- Achieved 44 percent efficiency level, a     the event one stack is under-
  record for a fossil fuel power plant of     performing - the present situation
  this size                                 - Insight gained into future power
- SOx below detection limits and 2 PPM Nox    Plant electrical configuration
  emissions
- Meets IEEE Specification 519 for less
  than five percent overall voltage
  harmonics
- 2,500 Megawatt hours of AC power
  generated
- Meets Santa Clara 70 decibel noise
  specifications with no special sound
  proofing provisions


During 1995 and 1996, the Company, using a consultant (ERI Services, of Hartford, Connecticut), identified cogeneration markets where credits for waste heat usage could be used to reduce the cost of electricity produced. Markets in 11 states were characterized as a function of selling price from $1,000 to $3,000/kW for 2.8 MW size units for applications of less than 20 MW. The study indicated a potential market in these states of $28 billion at $1,500/kW and about $4 billion at $3,000/kW. In 1997, the Company developed and tested a model with ERI to conduct site specific analysis of cost of electricity, inputting actual user demand for heat and electricity.

The Company has been working since 1990 with a group of utilities, the Fuel Cell Commercialization Group (FCCG). The purpose of the FCCG is to form a collaborative effort between the Company and a group of prospective buyers to advance the commercialization of the 1-3 MW Direct Fuel Cell power plants. The Company has been working with this group to define power plant requirements, develop system planning models, construct a model contract for power plant purchases and to review power plant designs and other activities. Most of the group's work in these areas, as anticipated and planned in 1990, was essentially finished in 1995. The group remained active in 1997 but with reduced participation. The group worked with ERC in the aforementioned model testing.

The initial goal of the Company and the FCCG is to obtain orders for the first 35 power plants from utilities. Any FCCG orders will be based on final negotiations with individual utilities. At this point in time, there can be no assurance that any of the FCCG utilities or others will place any orders for the Company's fuel cell power plants. Factors affecting the utility decision to buy power plants will be based in part on the success of future demonstrations, final contract terms, the individual utility need for additional generation capacity in the 1999-2000 time frame and beyond, the cost of competitive options as well as other factors which are not known to the Company at this time.

A number of studies involving the Company's fuel cell power plant were conducted by FCCG members examining site specific market opportunities. These studies were generally quite positive. Studies conducted on behalf of the Los Angeles Dept. of Water and Power, Central and Southwest Services, and Oglethorpe Power Co., a municipal, investor-owned utility and cooperative, are available from EPRI. <F2> <F3> <F4>


Manufacturing
-------------

The Company manufactures its fuel cells at its manufacturing facility located in Torrington, CT. It is the Company's goal to develop a fuel cell manufacturing plant able to operate at an annual rated capacity of two megawatts and a single shift.


In 1996, ERC installed certain new manufacturing equipment capable of producing higher quality components at much higher rates of production. ERC shipped 300 nine square foot cells to MTU in 1996 using a combination of old and new manufacturing processes. In 1997 the Company added a fully automated cathode production line to manufacture nine square foot electrodes needed for the commercial power plants. The Company also established continuous production of its new low cost anode electrode required for commercial power plants.

The Company will need to raise additional funds to expand the capacity of its manufacturing facility. The first stage in this process is to raise the output capability to 50 MW per year. Approximately $16 million has been estimated for this step. There can be no assurance that this funding will be available or if available will result in an output level which will result in a cost competitive fuel cell stack cost. Meanwhile, the Company is


<F2> EPRI Report TR-100686, "Molten Carbonate Fuel Cells as
Distributed-Generation Resources, Case Studies for the Los Angeles Department of Water and Power", May 1992. </F2>

<F3> EPRI Report TR-102163, "Carbonate Fuel Cells and Diesels as
Distributed Genaration Resources, Economic Assessment of
Application Case Studies at Oglethorpe Power Corporation", October
1993. </F3>

<F4> EPRI Report TR-102468, "Assessment of the Benefits of
Distributed Fuel Cell Generators in the Service Areas of Central & South West Services, Inc.", October 1993. </F4> using existing funds to expand production capacity incrementally. The Company believes it can raise production capability to 25 MW per year by 1999 funded by its cash flow. There can be no assurances however, that other needs for the cash will not arise.


Formation of a Worldwide Network
--------------------------------

ERC, through its licenses and other agreements, is involved with major industrial companies and utilities throughout the world in its overall commercialization plans.

In July 1992, ERC's licensee, MTU, formed a European consortium
(ARGE) including RWE AG, the largest electric utility in Germany, Ruhrgas AG, the largest natural gas supplier in Germany, Elkraft Power Co. Ltd. (Elkraft), a large Danish utility, and Haldor Topsoe A/S, a Danish industrial company. The stated intent of the consortium is to spend approximately 130 million Deutsche Marks ($90 million), over a nine year period on further development, demonstration and commercialization of the Company's carbonate fuel cell technology. Certain individual members of the consortium, including MTU, Elkraft and Haldor Topsoe A/S, have conducted carbonate fuel cell activities on their own utilizing the Company's technology. The activities of this group complements ERC's efforts to design and manufacture natural gas and coal gas fueled carbonate fuel cell systems based on ERC designs. MTU is an active technical partner and licensee in the European market. For the time being, MTU buys its fuel cells from ERC but is designing its own 300 kW fuel cell base module for the local market. Similarly in Japan, MELCO is working to further develop carbonate fuel cells. MELCO is developing a 200 kW power plant based on the Direct Fuel Cell. Sanyo Electric Company has tested 10 kW and 30 kW systems based on ERC technology but there was no new activity by Sanyo in 1996 or 1997.

Batteries
---------

See LICENSE AGREEMENTS - Corning, Incorporated and PRINCIPAL
DEVELOPMENT CONTRACTS - Batteries.

                 PRINCIPAL DEVELOPMENT CONTRACTS
                 ===============================


Fuel Cells
----------

General Sponsors
----------------

The Company has been working on the development of its Direct Fuel Cell technology under contracts since 1977, with various United States Government agencies including, among others, the Department of Energy (DOE), the Department of Defense, the Defense Advanced Research Projects Agency (DARPA), and the National Aeronautics and Space Administration (NASA). There can be no assurance, however, that government funded research and development appropriations will continue or that future contracts will be forthcoming. The Company currently receives its government funding primarily under a long-term Cooperative Agreement with the Department of Energy. This agreement covers a 5 year project which commenced in the first fiscal quarter of 1995 and had an estimated value of $78 million
(DOE share).   In 1996, the Company received additional funding
thru DARPA raising the contract value to $84 million. An additional $2.1 million of DARPA funding was received in 1997, raising the contract value to $86 million. Additional funding is being provided by the Company and its partners. Approximately 60% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. The balance of funding will be sought when needed but there can be no assurance that the final 40% of the private sector funding will be available. The agreement covers the design, scale up, construction and testing of direct carbonate fuel cells operating on natural gas in the 300 kilowatt size range as well as providing funds for megawatt size demonstration of a compact commercial prototype power plant. The award of the above contract was almost one year later than previously anticipated due to extended deliberations with DOE. As a result of this delay and other factors (see INTRODUCTION - Fuel Cells), the Company reassessed its commercialization time table. It is likely that the commercialization will be delayed until 2001 since it is paced to a large extent by the timing and availability of outside funding as well as technical achievements.

Santa Clara Demonstration Project
---------------------------------

An important step in the commercialization of new technology for the electric utility industry and others is a demonstration at a utility site. The Company entered into an agreement with the City of Santa Clara and a group of California based and other utilities to design, construct and operate a nominal two megawatt demonstration (1.8 MW) of its direct carbonate fuel cell power plant at a site owned by the City of Santa Clara, California, under the auspices of its municipal electric system (the Santa Clara Demonstration Project [SCDP]). The SCDP consists of a group of utilities (see INTRODUCTION - Fuel Cell), the Department of Energy and EPRI. The Company is required to pay certain license fees relating to the balance of the plant design for the Project as described under "Santa Clara License Agreement". Funding for the Santa Clara Demonstration Project was staged based upon achieving certain milestones, all of which were met. The contract with the utilities was completed as budgeted in 1993. ERC is proud of this achievement since this was the first of a kind demonstration of a new technology on a commercial scale.

The Company is seeking to continue operation of the Santa Clara facility by supplying it's commercial fuel cell modules to the city and use the existing balance of plant. Other SCDP participants have agreed to this. The Company is in discussion with the city but there can be no assurance a definitive contract will be reached.


Other Activities
----------------

During fiscal 1995, 1996 and 1997, 100% of the Company's research and development was funded by customers, including approximately $0.94, $1.26 and $1.27 million, respectively, of discretionary independent research and development expense. The Government funding provided approximately 72%, 76% and 94% of revenues in fiscal 1995, 1996 and 1997, respectively. United States Government funding largely was provided by DOE. Because the Company receives a significant portion of its revenues from contracts and subcontracts with the Department of Energy and other government agencies, future revenues and income of the Company could be materially affected by changes in procurement or appropriation policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts and cooperative agreements. The Company performs its services under contracts or agreements that usually require performance over a period of one to five years, however congressional budget limits could result in longer terms. In general, the Company's contracts or agreements may be terminated, in whole or in part, at the convenience of the Government. If a termination for convenience occurs involving a cost reimbursement type contract, the Government is generally obligated to pay the cost incurred by the Company under the contract up to the date of termination and the limit of the contract funding plus a pro rata fee based upon the work completed. Virtually all U.S. government contracts are funded annually based on administrative recommendations and congressional appropriations and there can be no assurance that funding beyond the first year of any contract will be available. Funding can also be affected by delays in the passage of Appropriations Bills by Congress, which happened in 1996. ERC has received approximately $18.7 million in 1997 funding from DOE, of which approximately $1.8 million was assigned to the SCDP Cooperative Agreement. There can be no assurance that some of this funding will not be subject to recision. The Congress reduced the DOE Fossil Energy fuel cell budget for 1998 by about 15%.
ERC's 1998 allocation to date is $12.9 million and there can be no assurance additional funds will become available.

Most of the Company's contracts have been performed under cost reimbursement contracts and, to a lesser extent, time-and-materials contracts and fixed price contracts. Cost reimbursement contracts provide for reimbursement of costs (to the extent allowable under federal regulations up to the funded limit set by the contract) and for payment of a fee. The Company has also entered into cost shared contracts with the Government pursuant to which it receives no fees but does receive a cost of money allowance. Since the Government does not allow interest costs, most of these contracts produce a net loss. At present, most DOE contracts involve cost sharing and no fees are recovered. Substantially, all Government contract revenues for the year ended October 31, 1997 were from cost reimbursement contracts or cost-shared agreements.

Since 1981, the Company has received approximately $21 million of funding directly or indirectly from EPRI, a non-profit institute established in 1972 by the nation's utilities to develop and manage technology programs, for its carbonate fuel cell development. EPRI is a major participant funding the SCDP. No new funds are anticipated from EPRI at this time.

In addition to the activities listed above, the Company was active in soliciting other business from industry and government organizations. A $4.7 million Defense Advanced Research Projects Agency (DARPA) contract to demonstrate liquid fuels in the Company's fuel cell was awarded to ERC in the first quarter of 1994 and was completed in 1996. This contract was administered by NASA. Additional DARPA funding for fiscal 1994 and 1995 in the amount of $8.2 million was appropriated and earmarked for direct fuel cell work. This funding was directed through DOE and is part of the new Cooperative Agreement with DOE. An additional DARPA $2.1 million funding was available for this project in 1997. Approximately $1.6 million of Navy funds has been provided in the 1997 budget for the study of carbonate fuel cells for naval applications. The Company was awarded a contract for this work on a competitive basis at the end of the fiscal year and work will commence in 1998.

During the fiscal year 1996 and first quarter of 1997, the Company produced and shipped approximately $1.5 million of DFC parts to its licensee, MTU and expects to receive further orders in 1998. Also, the Company was active under several Phase I & Phase II Small Business Innovative Research grants in the battery and fuel cell area which are fee bearing contracts. The Company received one new Phase I SBIR in 1997.

Batteries
---------

While the Company's battery division currently accounts for only about one percent of the Company's total revenues, the Company believes that its nickel batteries, particularly nickel-zinc currently under development, represent a potential source of future revenue for the Company. ERC has developed a plastic-bonded electrode process technology for use in its nickel-zinc and nickel-cadmium batteries which should permit the construction of batteries that are lighter in weight and lower in cost than conventional batteries currently available. Use of the Company's proprietary process in this construction of nickel-zinc batteries has the additional advantage of having very low environmental impact compared to lead-acid or conventional nickel-cadmium batteries.
The prospect of stricter environmental legislation relating to the manufacture, disposal and recycling of batteries containing large amounts of lead or cadmium, both of which are hazardous and toxic, if enacted, could enhance the attractiveness of the Company's nickel-zinc battery. The Company's nickel-zinc batteries can now be recharged up to 600 times. In 1996, the Company successfully duplicated the extended testing in multicell 15 ampere batteries.
Also in 1996, the Company began testing of a full size hybrid electric vehicle battery at a potential users site. In 1997, the Company extended testing to 700 cycles in single cells and has designed and ordered tooling for a 30 ampere hour cell for use in electric vehicles.

Approximately 69% of the Company's discretionary internal research and development funding, which it receives under its government contracts, was used in further nickel-zinc battery development during the 1997 fiscal year.

The Company believes that its batteries represent technological advances over certain existing commercial batteries and is exploring potential worldwide market opportunities for its battery technology. Due to its limited resources and its decision to focus its commercialization efforts in the area of carbonate fuel cell technology, the Company does not presently intend to build a manufacturing facility for the commercial production and sale of its battery products but may take steps to increase production of EV prototype batteries. During 1997, ERC held discussions with several organizations and corporations in China, Europe and the U.S. regarding cooperating on nickel-zinc and related batteries.
In the first quarter of 1997, the Company reached an agreement to license its nickel-zinc battery technology to Corning, Inc. for a broad range of applications on an exclusive worldwide basis (see License Agreements). The Company intends to continue to seek nickel-zinc battery business opportunities and partners in the field of electric and hybrid electric vehicles as well as battery opportunities using its technology for non-nickel zinc batteries, but there can be no assurance that it will be successful in these activities.

                  INTELLECTUAL PROPERTY MATTERS
                  =============================

The Company seeks to protect its technology through U.S. patents and trade secrets and other agreements. Many of these patents are also filed in South America, Canada, Europe and Japan. The Company has received 2 new fuel cell and 1 new battery U.S. patents in fiscal year 1997. Also the Company applied for 1 battery patent in fiscal year 1997.

Many of the United States patents were the result of government-funded research programs. The Government does not impose significant restrictions on the Company's use of government-sponsored patents, except that military and national security applications of technology remain the property of the United States
Government. Patents of ERC that were the result of government-funded research prior to January, 1988 (the date the Company qualified as a small business under applicable government regulations) belong to the Government unless the Government waives its rights to these patents. In most cases, what the Company has obtained is owned by the United States Government. The Company has received a license to use these patents, which is revocable only in the limited circumstances where it has been demonstrated that the Company is not making an effort to commercialize the invention. Patents resulting from government-funded research after January 1988 automatically belong to ERC because of its small business status. In both instances, however, the Government retains a royalty free right to use the patents for government purposes and "march-in" rights with respect to the patents. March-in rights allow the Government to take title to the patents and to license the patented technology to others if the Government believes that the Company is not utilizing the patents. A number of the Company's patents are subject to march-in rights. The
Company believes, however, that the likelihood of the Government exercising these rights is very small and would only occur if the Company ceased its commercialization efforts.

The Company's patents will expire during the period from 1998 through 2017. The Company does not believe that the expiration of any of its earlier patents will have a material adverse effect on the Company's business.

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

The Company has not filed for patent protection in certain potential major markets such as India, China and Southeast Asia. Agreements reached with partners in these areas would have to be based on trade secrets and know-how. In the future, the Company may seek patent protection in those areas.

The Company also relies on know-how and trade secrets to establish its fuel cell and battery technologies for commercial applications and there is no assurance it can adequately protect this information in its dealings with other entities. There can be no assurance that other organizations will not develop similar or better information through their own efforts.

                           COMPETITION
                           ===========

Fuel Cells
----------

Although a number of domestic and foreign companies are engaged in the development of fuel cells, the Company knows of no other company that has developed a direct carbonate fuel cell, other than its licensees, although others are probably working to do so. The Company believes that its direct carbonate fuel cell could provide it with a significant competitive advantage. This is a forward looking statement contingent on completing commercialization activities and could be impacted by funding availability and the ability of the Company to reduce fuel cell power plant costs, while increasing power plant life and endurance. The Company knows of four major companies in the United States which are involved in significant fuel cell development and at least one, M-C Power Corporation, of these companies competes directly with ERC in the development of carbonate fuel cells but uses a different technical approach. There is one company in Canada developing a low temperature fuel cell.

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

Batteries
---------

The Company does not have much competition in the nickel-zinc area as no competitor is known to have achieved the equivalent cycle life results. In Japan, one major battery company is pursuing nickel-zinc technology and several smaller companies are pursuing the technology in Europe. In Korea, Samsung is pursuing NiZn for electric vehicle applications. Severe competition comes from the entrenched nickel cadmium and nickel metal hydride battery companies who have large volume production capabilities and the associated production cost advantages. Recently some companies have begun marketing a rechargeable zinc manganese oxide battery which is less expensive than the projections for the Company's nickel-zinc battery. At present, cycle life of this battery is limited to about 20 cycles with considerable degradation. There can be no assurance however, that the cycle life of this battery will not be further improved.

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

The Company believes that these manufactured products eventually will be obtainable from the United States suppliers as demand for these items increases.


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


                         ORGANIZATION
                         ============

ORGANIZATION STRUCTURE
----------------------

In 1998, the Company, in order to streamline its focus on commercialization of its technologies, split into three core groups under the corporate banner of E R C. These groups are the Advanced Technology Group, the Fuel Cell Group and the Battery Group. While the groups are separate, they are interdependent; all founded on the Company's core competence in electrochemical technology. The Company's subsidiaries, Fuel Cell Manufacturing Corporation and Fuel Cell Engineering Corporation are within the Fuel Cell Group, and are being phased out over time, as the need for these subsidiaries has passed.

The Advanced Technology Group concentrates its efforts on research and development of electrochemical technologies, including securing and executing both Government and industry research & development contracts. In effect, the Advanced Technology Group is the historical business of the Company. The Fuel Cell Group is the product group for the Company's Direct Fuel Cell. It consists of product development, engineering, project management, manufacturing and eventually, sales and marketing. The Battery Group is similar to the Fuel Cell Group, although currently not as large. It includes its own research and development, as well as product development and engineering.

The business development function reports to the Company and continues to provide support for both Advanced Technology Group and Fuel Cells Group. Corporate staff functions such as finance and accounting, personnel will continue to report to the Company corporate and provide services for the three operating groups.
Also in 1998, the Company changed its corporate image with a new signature.

EMPLOYEES
---------

As of December 31, 1997, the Company had 149 full-time employees, of which approximately 67 were engineers, scientists, and other degreed professionals and 82 were professional, technical, administrative and manufacturing support personnel. The Company considers relations with its employees to be good. The loss of key employees could cause delays in completing contracted work and development and commercialization activities.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

In August, 1997, the Company appointed Jerry D. Leitman as President and Chief Executive Officer, as well as a Director, replacing Dr. Bernard Baker, who was appointed non-executive chairman of the Board and has continued to be employed on a part time basis.

The executive officers of the Company are as follows:


     NAME                 AGE   POSITION WITH THE COMPANY
     ----                 ---   -------------------------


Jerry D. Leitman          55   President and Chief Executive Officer and
(After Aug 1, 1997)             Director
Dr. Hansraj C. Maru       52   Executive Vice President, Chief
                                Operating Officer and Director
Christopher R. Bentley    54   Executive Vice President, Director and
                                President of Fuel Cell Manufacturing
                                Corp.
Louis P. Barth            53   Senior Vice President, Chief Financial
                                Officer, Treasurer & Corporate Secretary


Jerry D. Leitman was previously President of ABB Asea Brown Boveri's global air pollution control businesses from 1992 to 1995. Prior to ABB Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational, responsible for FLAKT s worldwide industrial businesses from 1989 to 1992. Mr. Leitman has both a BS & MS in Mechanical Engineering from Georgia Institute of Technology 1965 & 1967 respectively.

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

Louis P. Barth has been Senior Vice President since December, 1993, the Chief Financial Officer of ERC since 1981 and the Treasurer and Corporate Secretary since 1988. From 1985 to 1993, Mr. Barth was the Vice President-Finance. He joined ERC in 1976 as Controller.

ITEM 2. PROPERTIES

The Company currently owns and occupies approximately 72,000 square feet in two interconnected single story buildings on 10.8 acres, of which approximately 5.4 acres are currently used, in Danbury, Connecticut. For specific information with respect to the mortgage on the Danbury, CT facility, see Note 6 to consolidated financial statements long term debt. Additionally, ERC has leased a 63,000 square foot facility in Torrington, Connecticut for its manufacturing operations. The lease expires February 1, 2001. The annual lease cost of the Torrington facility is approximately $300,108. The Company believes that its facilities are adequate for its current operations, with approximately 85-90% utilization of the Danbury and Torrington facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of securities holders during the fourth quarter of the fiscal year covered in this report.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock (Common Stock), par value $.0001, has been publicly traded since June 25, 1992. From September 21, 1994 - February 25, 1997 the Common Stock traded on The Nasdaq Stock Market (NASDAQ) and since February 26, 1997 the Common Stock has traded on the American Stock Exchange (AMEX).

The following table sets forth the range of high and low prices of the Common Stock on the AMEX and NASDAQ for the fiscal quarters indicated, as reported by AMEX and the NASDAQ.


COMMON STOCK
------------

Year Ended 10/31/97                  High        Low
-------------------                  ------      ------

First Quarter                        $15.625     $ 9.750
Second Quarter                        13.000       9.375
Third Quarter                         10.750       8.500
Fourth Quarter                        20.500       9.375

Year Ended 10/31/96                  HIGH        LOW
-------------------                  ------      ------

First Quarter                        $12.250     $10.250
Second Quarter                        14.375       9.500
Third Quarter                         22.250      11.500
Fourth Quarter                        15.750      11.250


The Company has never paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates retaining all available earnings for the growth and expansion of the Company's business.

Under the terms of the Company's Loan Agreement with First Union Bank of Connecticut, the Company may not without the written consent of First Union Bank declare or pay any dividend.

On January 22, 1997 there were approximately 1,694 common stockholders of record.

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


                     STATEMENT OF OPERATIONS DATA
             (in thousands, except share and per share data)


                              1997       1996       1995       1994       1993
                              -------    -------    -------    -------    -------

Net Sales                     $24,830    $29,446    $33,955    $30,084    $22,211
Gross Profit                    9,188      8,551      7,696      8,020      7,948
Operating Expenses:
Administrative & Selling        6,081      4,858      4,513      4,730      4,657
Depreciation                    1,768      1,919      1,801      1,663      1,645
Research & Development          1,270      1,260        944      1,348      1,148
Operating income                   69        514        438        279        498
Interest & other income,
net                               307        442        317        148        174
Interest expense                 (354)      (503)      (459)      (435)      (490)
License fee income net            650        357        357        364        356
Income before income taxes        672        810        653        356        538
Income tax expense                247        301        211        136        197
Net Income                     $  425    $   509     $  442     $  220     $  341

Net income per share
 (primary & fully diluted)     $  .10    $   .13     $  .11     $  .06     $  .09


Number of shares used
 in per share  calculation  4,207,144  4,063,061  3,972,281  3,939,925  3,895,667


                        BALANCE SHEET DATA

Working capital                 6,366       8,087       8,216      7,619      8,545
Total assets                   21,433      23,540      23,847     22,515     20,930
Long-term debt                  2,699       4,363       6,487      5,839      6,237
Total shareholders' equity     14,769      14,062      12,238     11,685     10,206


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

In 1989, the Company took the first step toward commercialization of the carbonate fuel cell technology by selling Common Stock to, and obtaining financing from MTU. The equity and loan proceeds, together with funds obtained from a commercial loan, were used to establish the carbonate fuel cell stack manufacturing operation, Fuel Cell Manufacturing Corporation, a wholly-owned subsidiary. In 1991, the Company established a wholly-owned engineering and marketing subsidiary, Fuel Cell Engineering Corporation to design, market and build fuel cell power plants. In 1993, the Company entered into the first two-megawatt carbonate fuel cell power plant demonstration contract, which began operating in April 1996 and terminated operations about one year later.

The Company will continue to seek research and development contracts for all its product lines. To continue to obtain funding for these contracts, the Company must continue to prove the benefits of its technologies and be successful in its competitive bidding. Failure to obtain these contracts could have an adverse effect upon the Company.

Because the Company receives a significant portion of its revenues from contracts and subcontracts with the Department of Energy and other government agencies, future revenues and income of the Company could be materially affected by changes in procurement policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts. In general, the Company's government contracts may be terminated, in whole or in part, at the convenience of the government. A reduction or delay in the Company's government funding could have a material adverse effect on the Company's ability to commercialize its fuel cell technology. During 1997, the funding received for its major cooperative agreement was less than the contracted amount due to a DOE budget shortfall. The Company adjusted its expenditures to the lower funding rates as it did in 1996. This caused delays in the work being done under existing contracts which inevitably cause delays in the Company's activities and commercialization schedule.

In 1997, the Company was allocated approximately $16,500,000, of which $15,000,000 is for the main Product Improvement Cooperative Agreement and $1,500,000 for the Santa Clara Demonstration Project Cooperative Agreement. The Company was allocated approximately $6,000,000 from the Defense Advanced Research Projects Agency (DARPA) in September 1996 which was added to the U.S. Department of Energy (DOE) Cooperative Agreement, raising its value to $84 million. In 1997, an additional $2 million in DARPA funds were added to the contract. In the 1998 budget $12.8 million has been allocated to the Company's DOE fuel cell cooperative agreement which, together with carryover funds from 1997 and other funding services, are expected to bring 1998 funding to a level similar to 1997.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996. Revenues decreased 16% to $24,830,000 in the 1997 period from $29,446,000 in the 1996 period. The expected decrease in revenues was due primarily to the completion of the two- megawatt Direct Fuel Cell power plant project in Santa Clara, California. The decrease was partially offset by an increase in billings under the Company's other contracts.

Cost of revenues decreased 25% to $15,642,000 in the 1997 period from $20,895,000 in the 1996 period. The decrease was due primarily to the completion of the two- megawatt Direct Fuel Cell power plant project mentioned above.

Administrative and selling expense increased 25% to $6,081,000 in the 1997 period from $4,858,000 in the 1996 period. The 1997 period reflects an increase in various expenses including bid and proposal activity, employment costs, amortization and legal and professional fees. Depreciation decreased 8% to $1,768,000 in the 1997 period from $1,919,000 in the 1996 period. The decrease was due substantially to completion of the amortization of costs associated with the manufacturing facility. Research and development expense was relatively unchanged at $1,270,000 in the 1997 period and $1,260,000 in the 1996 period.

Income from operations decreased 87% to $69,000 in the 1997 period from $514,000 in the 1996 period. The decrease was due primarily to the recovery of non-recurring costs associated with certain Company contracts in the 1996 period and the incurrence of certain non-recoverable employment related costs due to the hiring of a new chief executive officer in the 1997 period. The remainder of the decrease was due to the decrease in the revenues mentioned above. Income from operations in the 1998 period will be reduced by certain non-recoverable employment costs.

License fee income, net, increased 82% to $650,000 in the 1997 period from $357,000 in the 1996 period. The increase was primarily due to the recognition of license income under the Company's battery license with Corning, Inc.

Interest expense decreased 30% to $354,000 in the 1997 period from $503,000 in the 1996 period. The decrease was due primarily to the reduction of debt to MTU Friedrichshafen GmbH (MTU) as a result of conversion of $666,000 of principal at $9 per share into common stock of the Company in fiscal 1996 and the repayment of $684,000 of principal during the first quarter of fiscal 1997. The decrease was also due to the Company refinancing its bank debt at more favorable terms during the third quarter of fiscal 1996.

Interest and other income, net, decreased 31% to $307,000 in the 1997 period from $442,000 in the 1996 period. The decrease was primarily due to the use of cash for debt repayment during the first quarter of fiscal 1997.

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

At October 31, 1997, the Company had working capital of $6,366,000 including $6,802,000 of cash and cash equivalents, compared to working capital of $8,087,000 including $7,597,000 of cash and cash equivalents and $1,956,000 of marketable securities at October 31, 1996. The Company decreased its investment in marketable securities by $1,956,000 to acquire machinery and equipment for the manufacturing subsidiary. The Company discontinued its $1,000,000 line of credit during 1996 because it was unnecessary with the favorable payment procedures associated with the cooperative agreements.

During fiscal 1997, $2,252,000 of cash was provided by the Company's operating activities. During the 1997 period, accounts receivable was relatively unchanged at $2,828,000. Net cash from operating activities also included the Company's net income of $425,000 and depreciation and amortization of $2,162,000. During the 1997 period, accounts payable decreased $367,000 primarily due to the completion of the two megawatt Direct Fuel Cell power plant project.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the fiscal 1997 period were $2,801,000. A portion of these expenditures was financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements. During the 1995 period, the Company entered into a $2,500,000 credit facility with MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company. The credit facility bears interest at the 30-day commercial paper rate plus
2.5 percent. The Company used the credit facility during 1995 and 1996 to acquire machinery and equipment for the Company's manufacturing facility in Torrington, Connecticut. Repayment of the credit facility commenced during the 1996 period and provides for repayment over 36-50 months.

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

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. The payment of principal and interest was deferred until November 30, 1996. The indebtedness, including deferred interest, as of October 31, 1996 was $1,926,000. This loan was secured by the pledge of FCMC stock and certain machinery, equipment and leasehold improvements at the Torrington, CT, facility. The accrued interest on the loan was payable at the Company's option. The principal amount of the loan could be converted at MTU's option, into the Company's common stock at a conversion rate of $9 per share prior to November 30, 1996. During fiscal 1996, $877,000 of this loan was converted into 97,397 shares of common stock of the Company. MTU extended the maturity of $630,000 of the loan to November 30, 1997 with the right to convert to common stock at $9 per share. During December 1996, the Company paid to MTU $1,296,000 of principal and interest. During December, 1997 the Company paid the entire balance of principal and interest due in the amount of $673,000.

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

The Company will need to raise additional funds to expand its Direct Fuel Cell Manufacturing capability. The first stage in this process is to raise the output capability to 50 MW per year. Approximately $16 million has been estimated for this step. There can be no assurance that this funding will be available or if available will result in an output level which will result in a cost competitive fuel cell stack. Meanwhile, the Company is using existing funds to expand production capacity incrementally.

The Company has reviewed the hardware and software of its information systems. The Company believes the year 2000 will not have a material impact on its financial position.

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through 1998. However, the Company may require additional capital beginning in 1998 if the aforementioned plan to expand manufacturing capability in its Torrington, CT facility is implemented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required with respect to directors and executive officers is incorporated by reference from the text appearing under
Part I, Item 1 - Business under the caption "Executive Officers OF THE REGISTRANT" in this Report, and by reference from the Section captioned "Election of Directors" to be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

The information with respect to the compliance of officers and directors with Section 16(a) of the Exchange Act is incorporated by reference from the Section captioned "Compliance with Section 16(a) of the Exchange Act" to be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from the Sections captioned "Executive Compensation", and "Compensation Pursuant to
Plans" to be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

This information is incorporated by reference from the Sections captioned "Security Ownership of Certain Beneficial Owners" and
"Security Ownership of Management" to be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of
Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the Section captioned "Certain Relationships and Related Transactions" to be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) (1) Financial Statements

1) Independent Auditors' Report

   KPMG Peat Marwick LLP (See page F-2, hereof.)

2) Consolidated Balance Sheets as of October 31, 1997 and 1996
   (See page F-3 hereof.)

3) Consolidated Statements of Income for Years Ended
   October 31, 1997, 1996 and 1995 (See page F-4, hereof.)

4) Consolidated Statements of Changes in Common
   Shareholders' Equity for the Years Ended October 31,
   1997, 1996 and 1995 (See page F-5, hereof.)

5) Consolidated Statements of Cash Flows for the Years
   Ended October 31, 1997, 1996 and 1995 (See page F-6, hereof.)

6) Notes to Consolidated Financial Statements (See pages F-7 thru F-22, hereof.)

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

(A) (3)          EXHIBITS TO THE 10-K

EXHIBIT NO.                DESCRIPTION
-----------                -----------

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

<PAGE                                  48


(A) (3)          EXHIBITS TO THE 10-K

EXHIBIT NO.                DESCRIPTION
-----------                -----------

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

(A) (3)          EXHIBITS TO THE 10-K


EXHIBIT NO.                 DESCRIPTION
-----------                 -----------

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

10.46 *Employment Agreement between Energy Research Corporation and Dr. Bernard S. Baker, dated January 1, 1997.

10.47 Amendment of Cooperative Agreement dated September 5, 1996 between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184

10.48 Technology Transfer and License Agreement between Energy Research Corporation and Corning Inc. dated January 20, 1997.(confidential treatment requested for certain portions of this document)

10.49 *Employment Agreement between Energy Research Corporation and the President and Chief Executive Officer dated August 1, 1997.

(A) (3)          EXHIBITS TO THE 10-K

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------

11      Computations of Income/(Loss) Per Common Share

21 Subsidiaries of the Company (Incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1, (File No. 33-47233) dated April 14, 1992)

23.1    Consent of KPMG Peat Marwick LLP.

27      Financial data schedule

* Management Contract or Compensatory Plan or Arrangement



(b) REPORTS ON FORM 8-K.

    None

PART IV

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY RESEARCH CORPORATION
REGISTRANT

/s/ Jerry D. Leitman

BY: JERRY D. LEITMAN, PRESIDENT
DATE: JANUARY 22, 1998

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.
  /s/ Jerry D. Leitman                /s/ Louis P. Barth

  BY: JERRY D. LEITMAN                BY: LOUIS P. BARTH, SENIOR VICE
  CHIEF EXECUTIVE OFFICER, DIRECTOR   PRESIDENT, CHIEF FINANCIAL OFFICER
  (PRINCIPAL EXECUTIVE OFFICER)       CORP. SECRETARY, TREASURER (PRINCIPAL
  DATE: JANUARY 22, 1998                 ACCOUNTING AND FINANCIAL OFFICER)
                                      DATE: JANUARY 22, 1998


  /s/ Warren Bagatelle                /s/ Christopher R. Bentley

  BY: WARREN D. BAGATELLE, DIRECTOR   BY: CHRISTOPHER R. BENTLEY, DIRECTOR
  DATE: JANUARY 22, 1998              DATE: JANUARY 22, 1998

  /s/ Michael Bode                    /s/ James D. Gerson

  BY: MICHAEL BODE, DIRECTOR          BY: JAMES D. GERSON, DIRECTOR
  DATE: JANUARY 22, 1998              DATE: JANUARY 22, 1998

  /s/ Thomas L. Kempner               /s/ William A. Lawson

  BY: THOMAS L. KEMPNER, DIRECTOR     BY: WILLIAM A. LAWSON, DIRECTOR
  DATE: JANUARY 22, 1998              DATE: JANUARY 22, 1998

  /s/ Hansraj C. Maru                 /s/ Richard M.H. Thompson

  BY: HANSRAJ C. MARU, DIRECTOR       BY: RICHARD M.H. THOMPSON, DIRECTOR
  DATE: JANUARY 22, 1998              DATE: JANUARY 22, 1998


  /s/ Bernard S. Baker

  BY: BERNARD S. BAKER, DIRECTOR
  DATE: JANUARY 22, 1998

             ENERGY RESEARCH CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 and 1995

                    INDEX TO FINANCIAL STATEMENTS




                                                                PAGE
                                                                ----

  Independent Auditors' Report                                   F-2

  Consolidated Balance Sheets - October 31, 1997 and 1996        F-3

  Consolidated Statements of Income for Years Ended
    October 31, 1997, 1996 and 1995                              F-4

  Consolidated Statements of Changes in Common
    Shareholders' Equity for the Years Ended October 31,
    1997, 1996 and 1995                                          F-5

  Consolidated Statements of Cash Flows for the Years
    Ended October 31, 1997, 1996 and 1995                        F-6

  Notes to Consolidated Financial Statements               F-7 - F-22

                    Independent Auditors' Report



  The Board of Directors
  Energy Research Corporation:


  We have audited the accompanying consolidated balance sheets of Energy Research Corporation and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, changes in common shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Research Corporation and Subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles.



  /s/ KPMG PEAT MARWICK LLP
  __________________________

  January 12, 1998
  Stamford, CT

                    ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                OCTOBER 31, 1997 AND 1996
               (Dollars in thousands, except share and per share amounts)

                                                    1997         1996
                                                    ----         ----
  ASSETS:


  Current Assets:
   Cash and cash equivalents                        $ 6,802      $ 7,597
   Marketable securities                                 --        1,956
   Accounts receivable                                2,828        2,848
   Inventories                                           47           72
   Deferred income taxes                                205          209
   Other current assets                                 279          231
                                                     ------       ------
       Total current assets                          10,161       12,913

  Property, plant and equipment, net                  8,254        7,245
  Other assets, net                                   3,018        3,382
                                                     ------       ------

       Total Assets                                 $21,433      $23,540
                                                     ======       ======

  LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current Liabilities:
   Current portion of long-term debt                  1,702      $ 2,380
   Accounts payable                                     865        1,232
   Accrued liabilities                                1,182        1,108
   Income taxes payable                                  --           11
   Current portion of deferred license fee income        46           95
                                                     ------       ------
       Total current liabilities                      3,795        4,826

  Long-Term Liabilities:
   Long-term debt                                     2,699        4,363
   Capital lease obligation                              --            8
   Deferred license fee income                           --           17
   Deferred income taxes                                170          264
                                                     ------       ------
       Total liabilities                              6,664        9,478
                                                     ------       ------

  Shareholders' Equity:
  Convertible preferred stock, Series C ($.01 par
   value); 30,000 shares outstanding in 1997
   and 1996                                             600          600
                                                     ------       ------

  Common Shareholders' Equity:
  Common stock, ($.0001 par value);
   8,000,000 shares authorized: 4,000,650
   and 3,911,787 shares issued and outstanding
   in 1997 and 1996, respectively                         --          --
  Additional paid-in capital                          11,460       11,178
  Retained earnings                                    2,709        2,284
                                                      ------       ------
       Total common shareholders' equity              14,169       13,462
                                                      ------       ------
       Total shareholders' equity                     14,769       14,062
                                                      ------       ------

       Total Liabilities and Shareholders' Equity    $21,433      $23,540
                                                      ======       ======

  The accompanying notes are an integral part of the consolidated financial statements.


                ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
         (Dollars in thousands, except share and per share amounts)



                                     1997         1996       1995
                                     ----         ----       ----


  Revenues                           $24,830      $29,446    $33,955

  Costs and expenses:
   Cost of revenues                   15,642       20,895     26,259
   Administrative and selling          6,081        4,858      4,513
   Depreciation                        1,768        1,919      1,801
   Research and development            1,270        1,260        944
                                      ------       ------     ------
      Total costs and expenses        24,761       28,932     33,517
                                      ------       ------     ------

  Income from operations                  69          514        438

  License fee income, net                650          357        357

  Interest expense                      (354)        (503)      (459)
  Interest and other income, net         307          442        317
                                      ------       ------     ------

  Income before provision for
   income taxes                          672          810        653

  Provision for income taxes             247          301        211
                                      ------       ------     ------

  Net income                         $   425      $   509    $   442
                                      ======       ======     ======

  Primary and fully diluted income
   per common share                  $   .10      $   .13    $   .11
                                      ======       ======     ======

  Weighted average common and
  common equivalent shares
   outstanding                       4,207,144    4,063,061  3,972,281
                                     =========    =========  =========


          The accompanying notes are an integral part of the
                     consolidated financial statements.

              ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                 (Dollars in thousands, except share amounts)


                              Shares                              Unrealized Total
                              Of          Additional              Loss on    Common
                              Common      Paid-in     Retained    Marketable Shareholders'
                              Stock       Capital     Earnings    Securities Equity
                              -----       --------    --------    ---------- -------------



Balance at October 31, 1994   3,699,683   $ 9,193     $1,333      $(41)      $10,485

Issuance of Common Stock
 under Benefit Plans             29,231        70         --        --            70
Value Allowance for
 Temporary Decline in Market
 Value of Marketable
 Securities, Net of Deferred
 Taxes                               --        --         --        41            41
Net Income                           --        --        442        --           442
                              ---------    ------      ------      ----       ------

Balance at October 31, 1995   3,728,914   $ 9,263     $1,775        --       $11,038

Issuance of Common Stock
 under Benefit Plans             32,809       193         --        --           193
Conversion of Preferred Stock
 to Common Stock                 30,000       600         --        --           600
Conversion of Notes Payable
 to Common Stock                 97,397       877         --        --           877
Warrants Exercised               22,667       245         --        --           245
Net Income                           --        --        509        --           509
                              ---------    ------      -----      ----        ------

Balance at October 31, 1996   3,911,787   $11,178     $2,284        --       $13,462

Issuance of Common Stock
 under Benefit Plans             96,621       188         --        --           188
Common Stock Retired             (8,119)       --         --        --            --
Conversion of Notes Payable
 to Common Stock                    361         3         --        --             3
Tax effect of disqualifying
 disposition of incentive
 Stock Options                       --        91         --        --            91
Net Income                           --        --        425        --           425
                              ---------    ------     ------      ----        ------

Balance at October 31. 1997   4,000,650   $11,460     $2,709        --       $14,169
                              =========    ======      =====      ====        ======



           The accompanying notes are an integral part of the consolidated financial statements.

                       ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                 (Dollars in thousands)


                                                          1997       1996     1995
                                                          ----       ----     ----

Cash Flows from Operating Activities:
 Net income                                               $  425     $  509   $  442
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Bad debt (recovery)                                        --         --      (27)
 Depreciation and amortization                             2,162      2,156    2,148
   Deferred income taxes                                     (90)        46      (15)
   Conversion of accrued interest to
    principal on long-term debt                               38        109      120
   (Gain)loss on disposal of property                         (1)         3        4
   Realized loss on sale of marketable securities             --         --       64
   (Increase) decrease in operating assets:
      Accounts receivable                                     20        355    4,251
      Inventories                                             25        107     (101)
      Other current assets                                   (48)      (144)      45
   Increase (decrease) in operating liabilities:
      Accounts payable                                      (367)    (1,151)    (634)
      Accrued liabilities                                     74       (416)     589
      Income taxes payable                                    80        (60)      55
      Deferred license fee income                            (66)       (66)     (65)
                                                           -----      -----    -----

        Net cash provided by operating activities          2,252      1,448    6,876
                                                           -----     ------    -----

Cash Flows from Investing Activities:
  Capital expenditures                                    (2,801)    (1,904)  (1,520)
  Proceeds-sale of marketable securities and fixed assets  2,025      2,000    2,341
  Payments on other assets                                   (77)       (97)  (1,161)
  Purchase of marketable securities                           --         --   (3,929)
                                                           -----      -----    -----

        Net cash used in investing activities               (853)        (1)  (4,269)
                                                           -----      -----    -----

Cash Flows from Financing Activities:
  Repayment on long-term debt                             (2,382)    (3,823)    (538)
  Proceeds from long-term financing                           --      4,113    1,245
  Common stock issued                                        188        438       70
                                                           -----      -----    -----

        Net cash provided by (used in)
         financing activities                             (2,194)       728      777
                                                           -----      -----    -----

Net Increase (Decrease) in Cash and Cash Equivalents        (795)     2,175    3,384

Cash and Cash Equivalents-Beginning of Year                7,597      5,422    2,038
                                                           -----      -----    -----
Cash and Cash Equivalents-End of Year                     $6,802     $7,597   $5,422

                                                           =====      =====    =====
Cash paid during the period for:
 Interest                                                  $ 344     $  404   $  459
 Income taxes                                                446        508      251
Noncash Items:
 Unrealized loss on the valuation of marketable
  securities, net of deferred taxes of $-0-, $-0-
  and $29, respectively                                       --         --       41


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

     The Company's revenues are generated from customers located throughout the United States, Europe and Asia. The Company generally does not require collateral in providing credit except for international sales where a deposit may be required with the purchase orders.

     Principles of Consolidation:
     ----------------------------

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Fuel Cell
     Manufacturing Corporation (FCMC) and Fuel Cell Engineering
     Corporation (FCEC). All intercompany transactions have been eliminated in the accompanying financial statements.

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

     Revenue Recognition:
     --------------------

     Revenues and fees on long-term contracts, including government and commercial cost reimbursement contracts, are recognized on the percentage-of-completion method. Percentage-of-completion is measured by costs (including applicable general and administrative) incurred and accrued to date as compared with the estimated total costs for each contract. Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Provisions for estimated losses, if any, are made in the period in which such losses are determined. The Company recognized approximately $42, $1,131 and $221 of long-term contract revenues from corporate shareholders of the Company during fiscal years ended October 31, 1997, 1996 and 1995, respectively.

     License fee income arises from license agreements whereby the Company grants the right to use Company patents and know-how. Amounts are deferred and recognized ratably over the respective terms of the agreements. The Company recognized approximately $316 of license fee income during each of the fiscal years ended October 31, 1997, 1996 and 1995, under license agreements with corporate shareholders of the Company.

     Revenues from the U.S. Government and its agencies directly and through primary contractors were $23,377, $22,410 and $24,303, for the years ended October 31, 1997, 1996 and 1995, respectively.

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

     Stock Option Plan
     -----------------

     Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting
     Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

     As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     On November 1,1996, the Company adopted SFAS NO. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB
     Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal years beginning after December 15, 1994 as if the fair-value-based method defined in SFAS No. 123 had been applied.
     The Company has elected to continue to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

     Impairment of Long-Lived Assets:
     --------------------------------

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 121,

      "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement, effective commencing in fiscal year 1997, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The initial adoption of this standard does not have a material impact on the Company's financial position and its operating results.

     Accounting Changes
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of basic and diluted per-share amounts for income from continuing operations and for net income. The Company does not expect the adoption of SFAS 128 to materially impact earnings per share.

Note 2.     Marketable Securities:
            ----------------------

     At October 31, 1996, the Company's marketable securities were classified as held-to maturity and related amortized cost amounts to $1,956.

Note 3.    Accounts Receivable
           -------------------

     Accounts receivable at October 31, 1997, and 1996 consisted of the following:



                                       1997       1996
                                       ----       ----


        U.S. Government:
         Amount billed                 $  102     $  114
         Unbilled recoverable costs     2,156      1,057
         Retainage                        420        338
                                        2,678      1,509
        Commercial Customers:
         Amount billed                     88        397
         Unbilled recoverable costs        32        929
         Retainage                          7          8
         Other                             23          5
                                          150      1,339
                                      $ 2,828    $ 2,848


     Unbilled receivables represent amounts of revenue recognized on costs incurred on contracts in progress which will be billed within the next 30 days. The balances billed but not paid by customers pursuant to retainage provisions in the contracts will be due upon completion of the contracts and acceptance by the customer.


Note 4.    Property, Plant and Equipment
           -----------------------------

     Property, plant and equipment at October 31, 1997 and 1996 consisted of the following:


                                                          Estimated
                                   1997       1996        Useful Life
                                   ----       ----        -----------


        Land                       $    524   $   524            --
        Building and improvements     3,490     3,115       30 years
        Machinery and equipment      12,787    11,147      3-8 years
        Furniture and fixtures          972       984     6-10 years
        Construction in progress      1,738     1,331
                                     19,511    17,101
        Less, accumulated
          depreciation and
          amortization               11,257     9,856

                                    $ 8,254   $ 7,245


Note 5.    Other Assets
           ------------

     Other assets at October 31, 1997 and 1996 consisted of the following:

                                    1997      1996
                                    ----      ----


         Power Plant Contract       $    --   $    41
         Power Plant License          2,504     2,788
         Other                          514       553

            Total                   $ 3,018   $ 3,382


     The Power Plant Contract and License are being amortized over 4 and 10 years, respectively. Accumulated amortization was $1,091,$767 and $558 at October 31, 1997, 1996 and 1995, respectively.


Note 6.   Long-Term Debt
          --------------

     Long-term debt at October 31, 1997 and 1996 consisted of the following:




                                         1997       1996
                                         ----       ----


        Note payable (a)                     668      1,926
        Note payable (b)                   1,408      2,042
        Note payable (c)                     250        550
        Note payable (d)                   2,075      2,225
                                           4,401      6,743
            Less, Current portion         (1,702)    (2,380)

            Total long-term debt         $ 2,699    $ 4,363


     (a) On November 30, 1989, Daimler Benz affiliate MTU-Friedrichshafen GmbH (MTU), which was originally Messerschmitt-Bolkow-Blohm GmbH, loaned $500 and $1,480 to FCMC, evidenced by two 6% promissory notes. The notes include $38 and $611 of accrued interest as of October 31, 1997 and 1996, respectively, and are collateralized by a pledge of FCMC stock and a first priority lien on all current and future assets of FCMC, acquired with the proceeds of this loan, until the notes are satisfied in full. Principal and interest were due November 30, 1996.
     However, pursuant to a separate subscription agreement between the Company and MTU, MTU may convert the promissory notes and the outstanding accrued interest thereon into the Company's common stock at a conversion rate of $9 per share prior to November
     1997. During 1996, $877 of principal and deferred interest was converted into 97,397 shares of common stock of the Company. MTU requested the Company extend for one year the repayment of a portion of the loan. Subsequent to the date of the 1997 Consolidated Balance Sheet the Company repaid $630 of principal and accrued interest.

     (b) During 1995, the Company entered into a $2,500 credit facility with MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company. Repayment of this note commenced during 1996 and expires February 2000. The note is payable in monthly installments of $53 plus interest. The interest on this note is payable at the thirty-day commercial paper rate plus 2-1/2%. At October 31, 1997, the commercial paper rate was 5.49%. All borrowings under this credit facility are collateralized by certain assets acquired with the proceeds of this loan.

     (c) Above was refinanced during 1996 with First Union Bank of Connecticut. The note is payable in monthly installments of $25 plus interest. Interest on this note is payable at the London Interbank Offered Rate (LIBOR) plus 1.75%. At October 31, 1997, the LIBOR was 5.63%.

     (d) Above was refinanced during 1996 with First Union Bank of Connecticut. The note is payable in monthly installments of $13 plus interest. Interest on this note is payable at the LIBOR plus 1.75%. At October 31, 1997, the LIBOR was 5.63%.

     The borrowings under the First Union Bank agreement are collateralized by a substantial portion of the Company's equipment and other assets, and a mortgage note in (d) above is collateralized by a first mortgage on the Company's Danbury, Connecticut location. The credit agreement associated with Notes
     (c) and (d) above require the Company to maintain certain financial covenants, including tangible net worth, debt service coverage and liabilities to tangible net worth.

     As of October 31, 1997, the above notes payable mature as follows: fiscal 1998, $1,702; fiscal 1999,$755; fiscal 2000,
     $319; and fiscal 2001, $1,625.

Note 7.     Commitments and Contingencies
            -----------------------------

     The Company has been notified by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party associated with Gallup's Quarry in Plainfield, Connecticut, which is a National Priorities List site under the Superfund. The alleged disposal at this site took place in 1977. An agreement between the potentially responsible parties (PRP's) and the EPA has been achieved. The PRP's have agreed among themselves as to how to distribute the cost. The Company has been assessed $87 and has paid $83 as its share. The Company does not believe its share of the remediation costs will have a significant impact on the Company's results of operations or financial position.

     The Company leases certain EDP and office equipment and the Torrington, Connecticut manufacturing facility, and office space in Washington, D.C. under operating leases expiring on various dates through 2000. Rent expense was $463,$460 and $429 for the fiscal years ended October 31, 1997, 1996 and 1995, respectively. Aggregate minimum annual payments under the lease agreements for the five years subsequent to October 31, 1997 are: 1998, $477; 1999, $361; 2000, $356; 2001, $98; and 2002, $13.

     The Company has an agreement with Electric Power Research
     Institute (EPRI) pursuant to which ERC has agreed to pay EPRI royalties based upon commercial sales of carbonate fuel cells.

     In connection with certain contracts and grants from the United States Department of Energy (DOE), ERC has agreed to pay DOE 10% of the annual license income received from MTU, up to $500.
     Through 1997, ERC has paid to DOE a total of $200.

Note 8.    Shareholders' Equity
           --------------------

     The Company's common shares are currently traded on The American Stock Exchange. In connection with the Company's public offering of its common stock in 1992, the Company sold to the underwriters, at a nominal price, warrants to purchase from the Company 80,000 shares of common stock at $10.80 per share which were exercisable for a period of four years commencing June 25, 1993. During 1996, 22,667 warrants were exercised. The remaining warrants expired June 25,1997.

     The Company is authorized to issue a total of 250,000 shares of preferred stock, the character of which is determined by the Board of Directors (the Board). During the year ended October 31,
     1994, the Company agreed to exchange 120,000 shares of redeemable, nonconvertible Preferred "B" Shares for 60,000 shares of convertible, nonredeemable Preferred "C". The redemption value of the Preferred "B" was $1,200. The Preferred "C" Shares originally had a liquidation preference of $1,200 and are convertible into shares of common stock on a one-for-one basis. During 1996, 30,000 shares of Preferred "C" were converted to 30,000 shares of the Company's common stock.

     At October 31, 1997, 738,652 shares of common stock have been reserved for issuance pursuant to the Company's stock option plan and the plan amendment to be approved by the shareholders, FCMC's $630 convertible notes payable, the convertible Preferred "C" Stock and Section 423 Stock Purchase Plan.

Note 9.   Stock Option Plan
          -----------------

     The Board has adopted a Stock Option Plan (the Plan). Under the terms of the Plan, options to purchase up to 600,000 shares of common stock may be granted to officers, key employees and directors of the Company. Pursuant to the Plan, the Board is authorized to grant incentive stock options or nonqualified
     options and stock appreciation rights   to officers and key
     employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plan. Stock appreciation rights shall be exercisable during the period and to the extent related stock options are exercisable. Upon exercise, the holder of a stock appreciation right is entitled to receive in cash or stock, the excess fair market value of one share of common stock over the related option price per share multiplied by the number of shares subject to the right. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year. There are no stock appreciation rights outstanding at October 31, 1997.

     In connection with the hiring of the Company's Chief Executive Officer, options were granted to purchase 149,000 shares of the

     Company's common stock at the Purchase price of $9.875 per share
     (the market value at the date of the grant). The company also agreed to grant options to purchase an additional 101,000 shares upon approval by the shareholders at the next annual meeting of the shareholders. The per share weighted-average fair value of stock options granted in 1997 and 1996 was $7.15 and $8.06 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                              Risk Free
                   Dividend  Interest Rate   Expected  Volatility
          Year     Rate       Range          Life      Factor
          ----     --------   ------------   --------  ----------


          1997     0%         6.07-6.66%     10 years  .5044
          1996     0%         5.63-5.71%     10 years  .5044


     The Company applies APB Opinion No.25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net income would have been reduced to the pro forma amounts indicated below.


                                               1997       1996
                                               ----       ----


     Net Income:          As reported          $425,000   $509,000
                          Pro forma            $ 39,000   $476,000

     Earnings Per Share:  As reported          $    .10   $    .13
                          Pro forma            $    .01   $    .12

     Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, generally 4 years, and compensation cost for options granted prior to November 1,1995 is not considered.

     The following table summaries the plan activity for the years ended October 31, 1997 and 1996:


                            1996                          1997
     Fixed                  Weighted Avg.                 Weighted Avg.
     Options      Shares    Exercise Price      Shares    Exercise Price
     -------      ------    --------------      ------    --------------


     Outstanding
     beginning or
     year          281,200     $4.26              289,900    $5.08

     Granted        30,000    $12.25              219,000   $10.60

     Exercised     (21,300)    $4.33              (91,292)   $1.85

     Outstanding
     at year end   289,900     $5.08              417,668    $8.68

     Options
     Exercisable
     at year end   240,900     $3.86              176,168    $5.84

     Weighted-
     average fair
     value of
     options
     granted
     during the
     year                      $8.06                         $7.15


     The following tables summarize information about fixed stock options outstanding and exercisable at October 31, 1997 and 1996:


                                   Options Outstanding
                          -----------------------------------
     Range             Number        Weighted-Avg.
     of                Outstanding   Remaining        Weighted-Avg.
     Exercise Price    at 10/31/97   Contractual Life Exercise Price
     --------------    -----------   ---------------- --------------


     $ 1.67             61,668         0.5 years      $ 1.67
     $ 4.50             40,000         2.6 years      $ 4.50
     $9.75-$13.00      316,000         8.5 years      $10.58



                                   Options Exercisable
                          ------------------------------------
     Range         Number Outstanding at   Weighted-Avg.Exercise Price at
                   10/31/97   10/31/96     10/31/97  10/31/96
     -----         --------   --------     -------   -------


     $ 1.67        61,668     150,900      $ 1.67    $ 1.67
     $ 4.50        40,000      40,000      $ 4.50    $ 4.50
     $ 9.75-$13.00 74,500      50,000      $10.00    $ 9.75


     The share holders of the Company adopted a Section 423 Stock purchase Plan at the April 30, 1993 Annual Meeting. The total shar es allocated to the Plan are 150,000. The shares are offered to employees over a eight-year period commencing January 1, 1993. It allows an employee with one year of service to purchase up to 300 shares per year at 85% of the lower of the average price on the day of grant or issue. An employee may not sell the stock for six months after the date of issue.

     Plan activity for the years ended October 31, 1997, 1996 and 1995, was as follows:


                                                  Number of Shares
                                                  ----------------

        Balance at October 31, 1994               140,313
        Issued @$8.08                              (3,431)

        Balance at October 31, 1995               136,882
        Issued @$8.50                              (1,659)
        Issued @$8.82                              (9,850)

        Balance at October 31, 1996               125,373
        Issued @$10.31                             (1,076)
        Issued @$8.55                              (4,313)

            Balance at October 31, 1997           119,984


Note 10.    Employee Benefits
            -----------------

     The Capital Accumulation Plan for Employees of Energy Research Corporation is administered by a three-member pension committee. The plan is a 401(k) plan covering full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 5% of each participant's W-2 compensation to the plan on a monthly basis. Participants are required to contribute 3% and may make voluntary contributions up to an additional 7% of W-2 compensation out of pretax earnings. The Company charged $412,$395 and $371 to expense during the years ended October 31, 1997, 1996 and 1995, respectively.

     The Energy Research Corporation Pension Plan,a defined contribution plan, covers full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 4% effective April 1, 1993 (previously 5%) of each participant's W-2 compensation to the plan on a monthly basis. Participants are not required to contribute to the plan but may make voluntary contributions up to an additional 6% of W-2 compensation out of after-tax earnings. The Company charged $346,$320, and $296 to expense during the years ended October 31, 1997, 1996 and 1995, respectively.

Note 11.     Income Taxes
             ------------

     The Company's deferred tax assets and liabilities consisted of the following at October 31, 1997 and 1996:



                                                1997      1996
                                                ----      ----


        Deferred tax assets:
         Inventory reserve                      $  11     $   8
         Capital loss carryforward                 55        55
         Vacation accrual                         113       135
         Self-insurance                            49        46
         Royalty income                            19        46
         AMT credit                                --         2
         Other                                     26        --
           Gross deferred tax assets              273       292
         Valuation allowance                       55        55
         Deferred tax assets after
          valuation allowance                     218       237
        Deferred liabilities:
         Accumulated depreciation                (183)     (292)
         Gross deferred tax
          liabilities                            (183)     (292)
        Net Deferred Tax Assets/(Liability)     $  35     $ (55)

     The components of Federal income tax expense (benefit) were as   follows
     for the years ended October 31, 1997, 1996 and 1995:

                                         1997          1996        1995
                                         ----          ----        ----


        Current:
         Federal                         $ 327         $  236      $  181
         Foreign                            10             10          10
                                           337            246         191

        Deferred:
         Federal                           (90)            55          20

         Foreign                            --             --          --

                                           (90)            55          20

          Total Income
           Tax Expense                   $ 247         $  301      $  211


     The components of state income tax expense which are included in administrative and selling expenses were as follows for the years ended October 31, 1997, 1996 and 1995:


                                 1997           1996           1995
                                 ----           ----           ----


        Current                  $  234         $  148        $  91
        Deferred                    (23)            (9)          (7)
     Total State Income
          Tax Expense            $  211         $  139        $  84


     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended
     October 31, 1997, 1996 and 1995 was as follows:


                                    1997          1996          1995
                                    ----          ----          ----


        Statutory Federal
          income tax rate           34.0%          34.0%        34.0%
        Tax-exempt interest           --            --          (5.4)

        Other, net                   2.7           3.2           3.7

        Effective Income Tax Rate   36.7%         37.2%         32.3%
