Form 10-Q
period 1998-01-31
ENERGY RESEARCH CORP /NY/
filed 1998-03-18
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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

[X] Yes  [ ] No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of March 13, 1998 was 4,055,222.



                     ENERGY RESEARCH CORPORATION

                              FORM 10-Q

                                INDEX


PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets as of
        January 31, 1998 and October 31, 1997                2

        Consolidated Condensed Statements of Operations
        for the three months ended January 31, 1998          3
        and January 31, 1997

        Consolidated Condensed Statements of Cash Flows
        for the three months ended January 31, 1998
        and January 31, 1997                                 4

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                 5


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  6


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                     8

        Signatures                                           9

Part 1 - Financial Information
Item 1. Financial Statements


                     ENERGY RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED  CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                              January 31,       October 31,

                                              1998               1997
                                              ----------        --------

ASSETS:

Current Assets:
  Cash and cash equivalents                      $4,651          $6,802
  Accounts receivable                             4,130           2,828
  Inventories                                        78              47
  Deferred income taxes                             265             205
  Other current assets                              390             279
                                                 ------          ------
    Total current assets                          9,514          10,161

Property, plant and equipment, net                8,194           8,254
Other assets, net                                 2,968           3,018
                                                 ------          ------

      Total Assets                              $20,676         $21,433
                                                =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt                $959          $1,702
  Accounts payable                                  474             865
  Accrued liabilities                             1,251           1,182
  Income taxes payable                               12              -
  Deferred license fee income                       304              46
                                                 ------          ------
     Total current liabilities                   $3,000          $3,795

Long Term Liabilities:
  Long-term debt                                 $2,504          $2,699
  Deferred income taxes                             142             170
                                                 ------          ------
     Total liabilities                           $5,646          $6,664
                                                 ------          ------
Shareholders' Equity:
Convertible preferred stock, Series C ($.01 par value);
   30,000  shares issued and outstanding
   at January 31, 1998 and  October 31, 1997, respectively

                                                    600            600
                                                 ------         ------
Common Shareholders' Equity:
  Common stock ($.0001 par value); 8,000,000 shares authorized:
   4,019,254 and 4,000,650 shares issued and outstanding at
    January 31, 1998 and  October 31, 1997, respectively
Additional paid-in capital                       $11,614       $11,460
Retained earnings                                  2,816         2,709
                                                 -------      --------
   Total common shareholders' equity              14,430        14,169
                                                 -------      --------
   Total shareholders' equity                     15,030        14,769
                                                 -------      --------

 Total Liabilities and Shareholders' Equity      $20,676       $21,433
                                                 =======       =======




         See notes to consolidated condensed financial statements.

Part I - Financial Information
Item I.  Financial Statements


                       ENERGY RESEARCH CORPORATION
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                              (Unaudited)

                                      Three Months Ended January 31,

                                                      1998          1997
                                                      ----          ----


Revenues                                                 $3,907        $5,696
Costs and Expenses:
  Cost of revenues                                        2,447         3,878
  Administrative and selling expenses                       596         1,049
  Depreciation                                              486           512
                                                         ------        ------
                                                          3,958         5,652
                                                         ------        ------

    Income/ (loss) from operations                          (51)           44
License fee income, net (includes income from
  related parties of $67 and $79 for the three
  months ended January 31, 1998 and 1997, respectively)     211            89
Interest expense                                            (83)         (101)
Interest and other income, net                               51            99
                                                           -----          -----
      Income before provision
       for income taxes                                     128           131
Provision for income taxes                                   21            56
                                                          -----         -----

      Net income                                           $107           $75
                                                        =======       =======
Earnings per share:
      Basic earnings per share                            $.03           $.02
                                                     ==========     =========
      Basic shares outstanding                       4,008,849      3,915,646
                                                     ---------      ---------

      Diluted earnings per share                         $.03            $.02
                                                     ========        ========
      Diluted shares outstanding                    4,183,244       4,222,877



                   See notes to consolidated condensed financial statements.

Part I - Financial Information
Item I.  Financial Statements

                                ENERGY RESEARCH CORPORATION
                        CONSOLIDATEDCONDENSED STATEMENT OF CASH FLOWS
                          FOR  THE THREE MONTHS ENDED JANUARY  31,
                                (Dollars in thousands)
                                    (Unaudited)

                                                              1998     1997
                                                              ----     ----

Cash flows from operatig activities:
    Net income                                                  $107   $75
    net cash provided by (used in) operating activities:
    Compensation for options granted                              62      -
    Depreciation and amortization                                570    609
    Deferred income taxes                                       (88)      -
    Conversion of accrued interest to principal
     on long-term debt                                            -      11
    Changes in operating assets and liabilities:
      Accounts receivable                                    (1,302)   (505)
      Inventories                                               (31)      7
 Other current assets                                          (111)   (293)
      Accounts payable                                         (391)   (428)
      Accrued liabilities                                        69    (116)
      Income taxes payable                                       12     (11)
      Deferred license fee income                               258     246
                                                             ------   ------
 Net cash provided by (used in)
          operating activities                                 (845)   (405)
Cash flows from investing activities:
  Capital expenditures                                         (426)    (903)
  Payments on other assets                                      (34)     (18)
                                                             ------   ------
         Net cash used in investing
           activities                                          (460)    (921)
                                                              ------  ------

Cash flows from financing activities:
  Repayments of long-term debt                                 (938)   (1,575)
  Common stock issued                                            92        38
                                                             ------    ------

         Net cash provided by  (used in)
           financing activities                                 (846)   (1,537)
                                                              ------   ------
         Net increase in cash and
           cash equivalents                                   (2,151)   (2,863)
                                                              ------    ------
Cash and cash equivalents, beginning of period                 6,802     7,597
                                                              ------    ------
Cash and cash equivalents, end of period                      $4,651    $4,734

Supplemental disclosure of cash paid during
  the period for:
   Interest                                                     $74        $93
   Income taxes                                                $186       $117


             See notes to consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

                   ENERGY RESEARCH CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation (the "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 1998 and the results of operations for the three months ended January 31, 1998 and 1997 and cash flows for such three month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1997 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three months ended January 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1997 10-K.


NOTE 2: LICENSE AGREEMENTS AND SIGNIFICANT CONTRACTS

The Company recognizes from licensees income in each reporting period. The Company is not obligated to return any of the license income payments. A royalty is payable to the Company on commercial product sales. To date the Company has not received any royalty payments. The Company is obligated to share new technological developments with the licensee concerning the licensed technology. Under the licenses the Company is not obligated to continue development of the technology.


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

Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Comparison Three Months Ended January 31, 1998 and January 31, 1997

Revenues decreased 31% to $3,907,000 in the 1998 period from $5,696,000 in the 1997 period. The expected decrease was due primarily to the completion of the two-megawatt Direct Fuel Cell power plant project in Santa Clara, California. Revenues in the remaining 1998 periods are expected to continue to be lower than the comparable periods in 1997.

Cost of revenues decreased 37% to $2,447,000 in the 1998 period from $3,878,000 in the 1997 period. The decrease was due substantially to the decreased revenues mentioned above.

Administrative and selling expenses decreased 43% to $596,000 in the 1998 period from $1,049,000 in the 1997 period. The decrease was due to the incurrence of $916,000 of unbilled, but recoverable costs in the 1998 period. These costs will be recognized with the associated revenues during the remainder of the fiscal year. Depreciation decreased 5% to $486,000 in the 1998 from $512,000 in the 1997 period. Research and development expense increased 101% to $429,000 in the 1998 period from $213,000 in the 1997 period. The increase was substantially due to expanded battery development activities.

Income from operations resulted in a loss of $51,000 in the 1998 period compared to $44,000 of income in the 1997 period. The loss was primarily due to the incurrence of certain non-recoverable employment costs associated with the hiring of the chief executive officer in the 1997 period. The remainder of the decrease was due to the decrease in the revenues mentioned above. Income from operations in the remaining 1998 periods will be reduced by certain non-recoverable employment costs.

License fee income, net, increased 137% to $211,000 in the 1998 period from $89,000 in the 1997 period. The increase was due primarily to the recognition of license income under the Company's battery license with Corning, Inc.

Interest expense decreased 18% to $83,000 in the 1998 period from $101,000 in the 1997 period. The decrease was due primarily to the complete repayment of debt to MTU-Friedrichshafen GmbH (MTU) during the 1998 period and the repayment of $684,000 of principal to MTU during the 1997 period.

Interest and other income, net, decreased 48% to $51,000 in the 1998 period from $99,000 in the 1997 period. The decrease was primarily due to the use of cash for debt repayment during the 1998 and 1997 periods.


Liquidity and Capital Resources

Working capital at January 31, 1998 was $6,514,000, including
$4,651,000 of cash and cash equivalents, compared to working capital of $6,366,000 at October 31, 1997, including $6,802,000 of cash and cash equivalents.

During the 1998 period, the Company used $845,000 of cash in operating activities. During that period, accounts receivable increased $1,302,000,and accounts payable decreased $391,000. Accounts receivable increased $1,302,000 primarily due to the incurrence of $1,675,000 of unbilled but recoverable costs that will be recognized with the associated revenues during the remainder of the fiscal year. Accounts payable decreased $391,000 primarily due to the lower revenues during the period. Net cash from operating activities also included the Company's net income of $107,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the 1998 period were $426,000. The capital expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. The payment of principal and interest was deferred until November 30, 1996. The indebtedness, including deferred interest, as of October 31, 1996 was $1,926,000. This loan was secured by the pledge of FCMC stock and certain machinery, equipment and leasehold improvements at the Torrington, Connecticut, facility. The accrued interest on the loan was payable at the Company's option. The principal amount of the loan could be converted at MTU's option, into the Company's common stock at a conversion rate of $9 per share prior to November 30, 1996. During fiscal 1996, $877,000 of this loan was converted into 97,397 shares of common stock of the Company. MTU extended the maturity of $630,000 of the loan to November 30, 1997 with the right to convert to common stock at $9 per share. During December 1996, the Company paid to MTU $1,296,000 of principal and interest. During December, 1997 the Company paid the entire balance of principal and interest due in the amount of $673,000.

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

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through fiscal
1998.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8

                          EXHIBIT INDEX

(a)  EXHIBIT DESCRIPTION                             PAGE NO.

EXHIBIT NO.


11      Reconciliation of numerators and denominators   10
        of the basic and dilutive EPS computation
        January 31, 1998 and January 31, 1997.


27      Financial Data Schedule                         11


(b) Reports On Form 8-K

      NONE

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ENERGY RESEARCH CORPORATION


                              /s/ Louis P. Barth
                              Louis P. Barth
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary


Dated: March 17, 1998