Form 10-Q
period 1998-04-30
ENERGY RESEARCH CORP /NY/
filed 1998-06-16
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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

     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 8,1998 was 4,118,169.









                    ENERGY RESEARCH CORPORATION
                             FORM 10-Q
                               INDEX


PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets as of
        April 30, 1998 and October 31, 1997                  2

        Consolidated Condensed Statements of Operations
        for the three months ended April 30, 1998
        and April 30, 1997                                   3

        Consolidated Condensed Statements of Operations
        for the six months ended April 30, 1998
        and April 30, 1997                                   4

        Consolidated Condensed Statements of Cash Flows
        for the six months ended April 30, 1998
        and April 30, 1997                                   5

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8

PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security
        Holders                                             11

Item 6. Exhibits and Reports on Form 8-K                    13

        Signatures                                          14

  Part I - Financial Information
Item I.  Financial Statements

                     ENERGY RESEARCH CORPORATION
 CONSOLIDATED CONDENSED BALANCE SHEETS
      (Dollars in thousands, except per share amounts)
(Unaudited)


                                                       April 30,   October 31,
                                                1998        1997
                                                      ---------    ---------
ASSETS:

CURRENT ASSETS:
 Cash & cash equivalents                                 $  7,728    $  6,802
 Accounts receivable                                        4,214       2,828
 Inventories                                                  149          47
 Deferred income taxes                                        314         205
 Other current assets                                         339         279
                                                        ---------   ---------
   Total current assets                                    12,744      10,161

Property , plant and equipment, net                         7,929       8,254
Other assets, net                                           2,995       3,018
                                                        ---------   ---------

   Total Assets                                            23,668      21,433
                                                        =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
 Current portion of long-term debt                         $  884    $  1,702
 Accounts payable                                             317         865
 Accrued liabilities                                        1,424       1,182
 Customer advances                                          1,217           -
 Income taxes payable                                          77           -
 Current portion of deferred license fee income             1,504          46
                                                        ---------   ---------
   Total current liabilities                                5,423       3,795

Long Term Liabilities:
 Long-term debt                                             2,308       2,699
 Deferred income taxes                                        155         170
                                                        ---------   ---------
   Total liabilities                                        7,886       6,664
                                                        ---------   ---------

Shareholders' Equity:
Convertible preferred stock, Series C($.01 par value);
 30,000 shares issued and outstanding at
 April 30, 1998 and October 31, 1997, respectively            600         600
                                                        ---------   ---------

Common Shareholders' Equity:
 Common stock, ($.0001 par value); 8,000,000 shares
  authorized: 4,101,669 and 4,000,650 shares issued and
   outstanding at April 30, 1998 and October 31, 1997,
    respectively                                                -            -
Additional paid-in capital                                 12,118       11,460
Retained earnings                                           3,064        2,709
                                                        ---------    ---------
   Total common shareholders' equity                       15,182       14,169
                                                        ---------    ---------
   Total shareholders' equity                              15,782       14,769
                                                        ---------    ---------

Total Liabilities and Shareholders' Equity                 23,668       21,433
                                                        =========    =========


See notes to consolidated condensed financial statements.

Part 1 - Financial Information
Item 1.  Financial Statements


                    ENERGY RESEARCH CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          (Dollars in thousands, except per share amounts)
                            (Unaudited)


                                          Three Months Ended April 30,
                                         ---------------------------

                                                    1998            1997

Revenues                                            $6,612          $6,059

Cost and Expenses:
 Cost of Revenues                                    3,851           3,922
 Administrative and selling expense                  1,790           1,407
 Depreciation                                          406             453
 Research and development                              564             264

                                                 ---------       ---------
                                                     6,611           6,046
                                                 ---------       ---------

   Income/(loss) from operations                         1              13

License fee income, net (includes income from
 related parties of $67 and $79 for the three
 months ended April 30, 1998 and 1997,
  respectively)                                        385             145
Interest expense                                       (70)            (72)
Interest and other income, net                          69              60
                                                 ---------       ---------
   Income before provision
    for income taxes                                   385             146

Provision for income taxes                             137              70
                                                 ---------       ---------

    Net Income                                        $248             $76
                                                 =========       =========

Earnings per share:

    Basic earnings per share                          $.06            $.02
                                                 =========       =========

    Basic shares outstanding                     4,071,067       3,931,067
                                                 =========       =========

    Diluted earnings per share                        $.06            $.02
                                                 =========       =========

    Diluted shares outstanding                   4,196,802       4,157,748
                                                 =========       =========






      See notes to consolidated condensed financial statements

Part 1 - Financial Information
Item 1.  Financial Statements



                    ENERGY RESEARCH CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          (Dollars in thousands, except per share amounts)
                            (Unaudited)



                                                 Six Months Ended April 30,
                                                 --------------------------

                                                    1998            1997
                                                 ----------      ----------

Revenues                                           $10,519         $11,755

Cost and Expenses:
 Cost of Revenues                                    6,298           7,800
 Administrative and selling expense                  2,386           2,456
 Depreciation                                          892             965
 Research and development                              993             477
                                                 ---------       ---------

                                                    10,569          11,698
                                                 ---------       ---------

   Income/(loss) from operations                       (50)             57

License fee income, net (includes income from
 related parties of $142 and $158 for the six
 months ended April 30, 1998 and 1997,
  respectively)                                        596             234
Interest expense                                      (153)           (173)
Interest and other income, net                         120             159
                                                 ---------       ---------
   Income before provision
    for income taxes                                   513             277

Provision for income taxes                             158             126
                                                 ---------       ---------

    Net Income                                        $355            $151
                                                 =========       =========

Earnings per share:

    Basic earnings per share                          $.09            $.04
                                                 =========       =========

    Basic shares outstanding                     4,039,442       3,923,278
                                                 =========       =========

    Diluted earnings per share                        $.09            $.04
                                                 =========       =========

    Diluted shares outstanding                   4,173,507       4,170,304
                                                 =========       =========



      See notes to consolidated condensed financial statements

Part 1 - Financial Information
Item 1.  Financial Statements


                    ENERGY RESEARCH CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED APRIL 30,


                                                           1998        1997
                                                        ----------  ---------
Cash flows from operating activities:
 Net Income                                                  $355       $151
 Adjustments to reconcile net income to
 net cash provided by/(used in) operating activities:
   Compensation for options granted                           134          -
   Depreciation and amortization                            1,077      1,156
   Deferred income taxes                                     (124)         -
   Conversion of accrued interest to principal
    on long-term debt                                           -         20
   Changes in operating assets and liabilities:
     Accounts receivable                                   (1,386)        88
     Inventories                                             (102)       (42)
     Other current assets                                     (60)      (244)
     Accounts payable                                        (548)      (490)
     Accrued liabilities                                      242       (360)
     Customer advances                                      1,217          -
     Income taxes payable                                      77         (5)
     Deferred license fee income                            1,458        142
                                                        ---------  ---------

       Net cash provided by/(used in)
        Operating activities                                2,340        416
                                                        ---------  ---------

Cash flows from investing activities:
 Capital expenditures                                        (567)    (1,488)
 Proceeds from sale of marketable securities                    -      2,000
 Payments on other assets                                    (162)       (42)
                                                        ---------  ---------

       Net cash provided by/(used in) investing
        activities                                           (729)       470
                                                        ---------  ---------

Cash flows from financing activities:
 Repayments of long-term debt                              (1,209)    (1,846)
 Common stock issued                                          524         63
                                                        ---------  ---------

       Net cash provided by/(used in)
        financing activities                                 (685)    (1,783)
                                                        ---------  ---------

       Net increase/(decrease) in cash and
        cash equivalents                                      926       (897)

Cash and cash equivalents, beginning of period              6,802      7,597
                                                        ---------  ---------

Cash and cash equivalents, end of period               $    7,728 $    6,700
                                                        =========  =========
Supplemental disclosure of cash paid during
 the period for:
   Interest                                                  $149       $178
   Income taxes                                              $316       $203


     See notes to consolidated condensed financial statements.

                               -5-
Part I - Financial Information
Item 1. Financial Statements

                    ENERGY RESEARCH CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION
------------------------------

The accompanying consolidated condensed financial statements for Energy Research Corporation (the "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1998 and the results of operations for the three and six months ended April 30, 1998 and 1997 and cash flows for such six month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1997 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the six months ended April 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1997 10-K.

NOTE 2: LICENSE AGREEMENTS AND SIGNIFICANT CONTRACTS
----------------------------------------------------

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

Part I - Financial Information
Item 1. Financial Statements

                    ENERGY RESEARCH CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS
                             CONTINUED

NOTE 3: EARNINGS PER SHARE
--------------------------

Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, adopted in 1998, using the following data:

                                       Three Months               Six Months
                                       ------------               ----------
                                      Ended April 30            Ended April 30
                                      --------------            --------------
                                      1998         1997            1998        1997
                                      ----         ----            ----        ----
Weighted average basic
   Common shares                       4,071,067   3,931,167       4,039,442   3,923,278


Effect of dilutive securities
   Stock options                          95,735     126,581         104,065     147,026
   Preferred "C" convertible              30,000      30,000          30,000      30,000
   Convertible debt                                   70,000                      70,000

Weighted Average Basic
   Common Shares Adjusted
                                       ---------   ---------       ---------   ---------
    for diluted calculation            4,196,802   4,157,748       4,173,507   4,170,304
                                       ---------   ---------       ---------   ---------


Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Comparison Three Months Ended April 30, 1998 and April 30, 1997

Revenues increased 9% to $6,612,000 in the 1998 period from $6,059,000 in the 1997 period. The increase was due to activity under the United States Navy contract involving Direct the fuel Cell for shipboard application. The increase was partially offset by a decrease in other contract activity. The revenues in the 1997 period included the activity under the Company's two-megawatt Direct Fuel Cell power plant demonstration project in Santa Clara, California. The Santa Clara project was completed during 1997. Revenues for the remainder of fiscal year 1998 are expected to be lower than fiscal year 1997.

Cost of revenues were relatively unchanged at $3,851,000 and $3,922,000 in the 1998 and 1997 periods, respectively.

Administrative and selling expense increased 27% to $1,790,000 in the 1998 period from $1,407,000 in the 1997 period. The increase was due primarily to the incurrence of costs in connection with shareholder relations and in preparation for commercialization, including employment and consulting costs. Depreciation decreased 10% to $406,000 in the 1998 period from $453,000 in the 1997 period. The decrease is due primarily to the completion of the depreciation of the original machinery and equipment installed in the fuel cell manufacturing facility. Research and development expense increased 114% to $564,000 in the 1998 period from $264,000 in the 1997 period. The increase was substantially due to expanded battery development activities.

Income from operations decreased 92% to $1,000 in the 1998 period from $13,000 in the 1997 period. The decrease was primarily due to the incurrence of certain non-recoverable employment costs associated with the hiring of the chief executive officer in the fourth fiscal quarter of 1997. Income from operations in the remaining 1998 periods will be reduced by certain non-recoverable employment costs.

License fee income, net, increased 166% to $385,000 in the 1998 period from $145,000 in the 1997 period. The increase was due substantially to the battery license agreement with Nan Ya Plastics Corporation of Taiwan and Xiamen Daily-Used Chemicals Co., Ltd of Xiamen, People's Republic of China (the "Xiamen License"). The increase was also due to the battery license agreement with Corning, Inc. During the 1998 period Corning, Inc. terminated its license with the Company, therefore, license fee income, net, in future periods is not expected to include payments from Corning, Inc. The amortization of the ten-year paid-up fuel cell license, which was pre-paid in 1988 with Sanyo Electric Co., Ltd(Sanyo) in Japan, (the "Sanyo License") ended during the 1998 period. As anticipated, Sanyo did not renew its license with the Company. License fee income, net, is expected to increase substantially during the future periods as a result of the Xiamen License agreement mentioned above and the Chinese license agreement for nickel-zinc batteries for electric bicycles announced subsequent to the 1998 reporting period.

Interest expense was relatively unchanged at $70,000 and $72,000 in the 1998 and 1997 periods, respectively.

Interest and other income, net, increased 15% to $69,000 in the 1998 period from $60,000 in the 1997 period. The increase is due substantially to the higher amount of cash on hand as a result of the China battery license payment.


Results of Operations
---------------------
Comparison Six Months Ended April 30, 1998 and April 30, 1997

Revenues decreased 11% to $10,519,000 in the 1998 period from $11,755,000 in the 1997 period. The expected decrease was due primarily to the completion of the two-megawatt Direct Fuel Cell power plant demonstration project in Santa Clara, California in the 1997 period. The decrease in revenues was partially offset by an increase in billings under the Company's other contracts. Revenues for the remainder of fiscal year 1998 are expected to be lower than fiscal year 1997.

Cost of revenues decreased 19% to $6,298,000 in the 1998 period from $7,800,000 in the 1997 period. The decrease was due primarily to the decreased revenues mentioned above.

Administrative and selling expense decreased 3% to $2,386,000 in the 1998 period from $2,456,000 in the 1997 period. During the 1998 period, approximately $1,056,000 of unbilled, but recoverable administrative and selling expenses were incurred. These costs will be recognized with the associated revenues during the remainder of the fiscal year. Depreciation decreased 8% to $892,000 in the 1998 period from $965,000 in the 1997 period. The decrease is due primarily to the completion of the depreciation of the original machinery and equipment installed in the fuel cell manufacturing facility. Research and development expense increased 108% to $993,000 in the 1998 period from $477,000 in the 1997 period. The increase was substantially due to expanded battery development activities including the manufacture and successful testing of a nickel-zinc electric vehicle battery.

Income from operations resulted in a loss of $50,000 in the 1998 period compared to $57,000 of income in the 1997 period. The loss was primarily due to the incurrence of certain non-recoverable employment costs associated with the hiring of the chief executive officer during the
fourth fiscal quarter of   l997. The remainder of the decrease was due
to the decrease in revenues mentioned above. Income from operations in the remaining 1998 periods will be reduced by certain non-recoverable employment costs.

License fee income, net, increased 155% to $596,000 in the 1998 period from $234,000 in the 1997 period. The increase was primarily due to the Xiamen License. The remainder of the increase was due to the battery license agreement with Corning, Inc. License fee income, net, during the remainder of fiscal 1998 is not expected to include payments from Corning, Inc. due to the termination of the battery license by Corning, Inc. The amortization of the Sanyo License ended during the 1998 period. Sanyo did not renew the license with the Company. License fee income, net, is expected to increase substantially during the future periods as a result of the Xiamen License agreement mentioned above and the Chinese license agreement for nickel-zinc batteries for electric bicycles announced subsequent to the 1998 reporting period.

Interest expense decreased 12% to $153,000 in the 1998 period from $173,000 in the 1997. The decrease was due primarily to the repayment of debt in full to MTU-Friedrichshafen GmbH during the 1998 period.

Interest and other income, net, decreased 25% to $120,000 in the 1998 period from $159,000 in the 1997 period. The decrease was due primarily to the use of cash for the repayment of debt and the use of cash for unbilled, but recoverable administrative and selling expenses mentioned above.

Liquidity and Capital Resources
-------------------------------

Working capital at April 30,1998 was $7,321,000, including $7,728,000 of cash and cash equivalents, compared to working capital of $6,366,000 at October 31, 1997, including $6,802,000 of cash and cash equivalents.

During the 1998 period, $2,340,000 of cash was provided by operating activities of the Company. During that period, accounts receivable increased $1,386,000, and accounts payable decreased $548,000. Accounts receivable includes the incurrence of $1,494,000 of unbilled but recoverable costs that will be recognized with the associated revenues during the remainder of the fiscal year. Accounts payable decreased $548,000 primarily due to the lower revenues during the period. Net cash from operating activities also included the Company's net income of $355,000 and an increase in accrued liabilities of $242,000. During the period the Company received customer advances of $1,217,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the 1998 period were $567,000. The capital expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. The payment of principal and interest was deferred until November 30, 1996. The indebtedness, including deferred interest, as of October 31, 1996 was $1,926,000. This loan was secured by the pledge of stock in the Company's manufacturing subsidiary and certain machinery, equipment and leasehold improvements at the Torrington, Connecticut, facility. The accrued interest on the loan was payable at the Company's option. The principal amount of the loan could be converted at MTU's option, into the Company's common stock at a conversion rate of $9 per share prior to November 30, 1996. During fiscal 1996, $877,000 of this loan was converted into 97,397 shares of common stock of the Company.
MTU extended the maturity of $630,000 of the loan to November 30, 1997 with the right to convert to common stock at $9 per share. During December 1996, the Company paid to MTU $1,296,000 of principal and interest. During December, 1997 the Company paid the entire balance of principal and interest due in the amount of $673,000.

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

The Company will need to raise additional funds to expand the capacity of the Company's manufacturing facility. The first stage in this process is to raise the output capability to 50 MW per year. Approximately $16 million has been estimated for this step. There can be no assurance that this funding will be available or if available will result in an output level which will result in a cost competitive fuel cell stack.
Meanwhile, the Company is using existing funds to expand production capacity incrementally.

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

Energy Research Corporation's Annual Shareholders' Meeting was held on March 11,1998.

The meeting involved an election of the following directors to hold office until the next annual meeting of shareholders and until a successor is elected and qualified. All of the directors on the slate were elected.

Bernard S. Baker         Jerry D. Leitman       Thomas L. Kempner
Hansraj C. Maru          William A. Lawson      Michael Bode
Warren D. Bagatelle      James D. Gerson        Richard M.H.Thompson
Christopher R. Bentley

The results of the voting were as follows:



ELECTION OF DIRECTORS
---------------------
                            VOTES      VOTES
NAME OF DIRECTOR             FOR      WITHHELD
----------------            -----     --------

Bernard S. Baker          3,597,154     23,650
Jerry D. Leitman          3,597,754     23,050
Thomas L. Kempner         3,587,754     33,050
Hansraj C. Maru           3,598,154     22,650
William A. Lawson         3,598,154     22,650
Michael Bode              3,597,754     23,050
Warren D. Bagatelle       3,586,754     34,050
James D. Gerson           3,597,754     23,050
Richard M.H. Thompson     3,598,154     22,650
Christopher R. Bentley    3,598,154     22,650


AMENDMENT OF 1988 STOCK OPTION PLAN
-----------------------------------

An amendment to the Company's 1988 Stock Option Plan, to increase the number of shares available for issuance thereunder, was presented and approved at the meeting.
                                                     BROKER
 VOTES FOR      VOTES AGAINST        ABSTAIN        NON-VOTES
 ---------      -------------        -------        ---------
1,686,738         149,607            27,105        1,757,124


ADOPTION OF 1998 EQUITY INCENTIVE PLAN
--------------------------------------

The adoption of the Company's 1998 Equity Incentive Plan was presented and approved at the meeting.
                                                     BROKER
 VOTES FOR      VOTES AGAINST        ABSTAIN        NON-VOTES
 ---------      -------------        -------       ----------
1,733,940         147,266            26,405        1,712,963

Item 6 - Exhibits and Reports on Form 8

     EXHIBIT INDEX
     --------------

(a)  EXHIBIT DESCRIPTION

EXHIBIT NO.
-----------

10.50 Technology Transfer and License Agreement between Energy Research Corporation and the Joint Venture ("JV") owned jointly by the Xiamen Daily-Used Chemicals Co., LTD of China ("XDC") and Nan Ya Plastics Corporation of Taiwan ("Nan Ya") dated February 21, 1998. (confidential treatment requested for certain portions of this document)

27      Financial Data Schedule

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


Dated:  June 15, 1998