Form 10-Q
period 1998-07-31
ENERGY RESEARCH CORP /NY/
filed 1998-09-15
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q
[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

Registrant's telephone number including area code: (203) 792-1460
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of September 9,1998 was 4,128,273.











                            ENERGY RESEARCH CORPORATION
                                     FORM 10-Q
                                       INDEX


PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Unaudited Consolidated Condensed
         Financial Statements:

        Consolidated Condensed Balance Sheets as of
        July 31, 1998 and October 31, 1997                   2

        Consolidated Condensed Statements of Operations
        for the three months ended July 31, 1998
         and July 31, 1997                                             3

         Consolidated Condensed Statements of Operations
        for the nine months ended July 31, 1998
         and July 31, 1997                                             4

        Consolidated Condensed Statements of Cash Flows
        for the nine months ended July 31, 1998
         and July 31, 1997                                             5

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  8

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K                                13


        Signatures                                          14

















Part I - Financial Information
Item I.  Financial Statements


                          ENERGY RESEARCH CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)




                                                        July 31,     October 31,
                                                          1998          1997

ASSETS:

CURRENT ASSETS:
 Cash & cash equivalents                                  $10,276      $6,802
 Accounts receivable                                        4,700       2,828
 Inventories                                                  356          47
 Deferred income taxes                                        821         205
 Other current assets                                         508         279
   Total current assets                                    16,661      10,161

Property , plant and equipment, net                         8,190       8,254
Other assets, net                                           2,717       3,018

   Total Assets                                           $27,568     $21,433

LIABILITIES AND SHAREHOLDERS EQUITY:

Current Liabilities:
 Current portion of long-term debt                          $ 784      $1,702
 Accounts payable                                             806         865
 Accrued liabilities                                        1,102       1,182
 Customer advances                                          2,080           -
 Current portion of deferred license fee income             1,417          46
   Total current liabilities                                6,189       3,795

Long Term Liabilities:
 Long-term debt                                             2,111       2,699
 Deferred income taxes                                        219         170
   Total liabilities                                        8,519       6,664

Minority Interest                                           3,220           -

Shareholders Equity:
Convertible preferred stock, Series C($.01 par value);
 30,000 shares issued and outstanding at
 July 31, 1998 and October 31, 1997, respectively             600         600

Common Shareholders Equity:
 Common stock, ($.0001 par value); 8,000,000 shares
  authorized: 4,126,398 and 4,000,650 shares issued and
   outstanding at July 31, 1998 and October 31, 1997,
    respectively                                                -            -
Additional paid-in capital                                 12,514       11,460
Retained earnings                                           2,715        2,709
   Total common shareholders equity                        15,229       14,169
   Total shareholders equity                               15,829       14,769

Total Liabilities and Shareholders Equity                 $27,568      $21,433


          See notes to consolidated condensed financial statements.

Part 1 - Financial Information
Item 1.  Financial Statements



                            ENERGY RESEARCH CORPORATION
                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                    (Unaudited)




                                                Three Months Ended July 31,

                                                1998             1997


Revenues                                            $5,537          $6,448

Cost and Expenses:
 Cost of Revenues                                    3,633           3,721
 Administrative and selling expense                  1,612           1,792
 Depreciation                                          333             451
 Research and development                              548             383

                                                     6,126           6,347

   Income/(loss) from operations                      (589)            101

License fee income, net (includes income from related parties of $62 and $79 for the three months ended July 31, 1998 and 1997,
 respectively)                                          53             207
Interest expense                                       (57)            (98)
Interest and other income, net                          81              75
   Income/(loss) before provision
    for income taxes                                  (512)            285

Provision for income taxes                            (163)             90

   Net Income/(loss)                                 ($349)           $195

Earnings per share:

    Basic earnings/(loss) per share                  ($.08)           $.05

    Basic shares outstanding                     4,116,318       3,976,610

    Diluted earnings per share                         N/A            $.05

    Diluted shares outstanding                   4,302,487       4,158,878









             See notes to consolidated condensed financial statements.

Part 1 - Financial Information
Item 1.  Financial Statements



                            ENERGY RESEARCH CORPORATION
                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                    (Unaudited)




                                                 Nine Months Ended July 31,

                                                    1998            1997


Revenues                                           $16,056         $18,203

Cost and Expenses:
 Cost of Revenues                                    9,931          11,521
 Administrative and selling expense                  3,998           4,248
 Depreciation                                        1,225           1,416
 Research and development                            1,541             860

                                                    16,695          18,045

   Income/(loss) from operations                      (639)            158

License fee income,  net (includes  income from related parties of $204 and $237 for the nine months ended July 31, 1998 and 1997,
 respectively)                                         649             441
Interest expense                                      (210)           (271)
Interest and other income, net                         201             234
   Income before provision
    for income taxes                                     1             562

Provision for income taxes                              (5)            216

    Net Income                                        $  6            $346

Earnings per share:

    Basic earnings per share                          $-0-            $.09

    Basic shares outstanding                     4,065,357       3,941,176

    Diluted earnings per share                        $-0-            $.05

    Diluted shares outstanding                   4,227,457       4,179,869







             See notes to consolidated condensed financial statements.

Part 1 - Financial Information
Item 1.  Financial Statements


                            ENERGY RESEARCH CORPORATION
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED JULY 31,


                                                        1998        1997

Cash flows from operating activities:
 Net Income                                              $     6    $   346
 Adjustments to reconcile net income to
 net cash provided by/(used in) operating activities:
   Compensation for options granted                           206          -
   Depreciation and amortization                            1,536      1,697
   Deferred income taxes                                     (567)         -
   Conversion of accrued interest to principal
    on long-term debt                                           -         29
   (Gain) loss on disposal of property                          1          -
   Changes in operating assets and liabilities:
     Accounts receivable                                   (1,872)       615
     Inventories                                             (309)       (45)
     Other current assets                                    (229)      (254)
     Accounts payable                                         (59)      (558)
     Accrued liabilities                                      (80)       (32)
     Customer advances                                       2080          -
     Income taxes payable                                       -         (2)
     Deferred license fee income                            1,371         38

       Net cash provided by/(used in)
        Operating activities                                2,084      1,834

Cash flows from investing activities:
 Capital expenditures                                      (1,162)    (2,415)
 Proceeds from sale of marketable securities                    -      1,999
 Payments on other assets                                     (10)       (42)

       Net cash provided by/(used in) investing
        activities                                         (1,172)      (458)

Cash flows from financing activities:
 Repayments of long-term debt                              (1,506)    (2,116)
 Sale of minority interest in joint venture                 3,220         -
 Common stock issued                                          848        123

       Net cash provided by/(used in)
        financing activities                                2,562     (1,993)

       Net increase/(decrease) in cash and
        cash equivalents                                    3,474       (617)

Cash and cash equivalents, beginning of period              6,802      7,597

Cash and cash equivalents, end of period               $   10,276 $    6,980
Supplemental disclosure of cash paid during
 the period for:
   Interest                                                  $210       $267
   Income taxes                                              $377       $314



             See notes to consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

                            ENERGY RESEARCH CORPORATION
                     NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                               FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation (the "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1998 and the results of operations for the three and nine months ended July 31, 1998 and 1997 and cash flows for such nine month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1997 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the nine months ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1997 10-K.

NOTE 2: LICENSE AGREEMENTS AND SIGNIFICANT CONTRACTS

The Company recognizes from licensees income in each reporting period. The Company is not obligated to return any of the license income earned. A royalty is payable to the Company on commercial product sales. To date the Company has not received any royalty payments. The Company is obligated to share new technological developments with the licensee concerning the licensed technology. Under the licenses the Company is not obligated to continue development of the technology.

In December 1994, the Company entered into a $136,000,000 Cooperative Agreement with the U.S. Department of Energy (DOE) in which the DOE would provide $78,000,000 to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 60% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. There can be no assurance that the final 40% of the private sector funding will be available on favorable terms, if at all. Failure of the Company to obtain the required funding could result in a delay or reduction of DOE funding.

Part I - Financial Information
Item 1. Financial Statements


                            ENERGY RESEARCH CORPORATION
                     NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                               FINANCIAL STATEMENTS
                                     CONTINUED

NOTE 3: EARNINGS PER SHARE

Basic and diluted earnings per share are calculated based upon the provisions of SFAS 128, adopted in 1998, using the following data:


                                       Three Months               Nine Months
                                       Ended July 31            Ended July 31
                                      1998        1997            1998       1997


Weighted average basic
   Common shares                       4,116,318   3,976,610       4,065,357   3,941,176


Effect of dilutive securities
   Stock options                         156,169      82,268         132,100     138,693
   Preferred C convertible                30,000      30,000          30,000      30,000
   Convertible debt                                   70,000                      70,000

Weighted average basic
   Common shares adjusted
    for diluted calculation            4,302,487   4,158,878       4,227,457   4,179,869



























Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Comparison Three Months Ended July 31, 1998 and July 31, 1997


Revenues decreased 14% to $5,537,000 in the 1998 period from $6,448,000 in the 1997 period. The decrease was due primarily to the completion of the two-megawatt Direct Fuel Cell power plant project in Santa Clara, California in the 1997 period. The decrease in revenues was partially offset by an increase in billings under the Companys other contracts.


Cost of Revenues were relatively unchanged at $3,633,000 and $3,721,000 in the 1998 and 1997 periods, respectively.

Administrative and selling expense decreased 10% to $1,612,000 in the 1998 period from $1,792,000 in the 1997 period. The administrative and selling expense includes approximately $571,000 of costs associated with the commercialization of the Company's battery business. Approximately 35% of these costs included expenses associated with several agreements in China including a nickel-zinc battery license for bicycles, scooters and other applications and the formation of a joint venture to manufacture and sell batteries and a second joint venture to develop various electrochemistry based products. Approximately 35% of these costs were associated with the negotiations to acquire a privately held battery company. After due diligence issues arose, the Company decided not to proceed with the transaction. The remainder of the costs were internal expenses associated with the above as well as internal costs associated with the potential battery company spinoff currently being considered. Depreciation decreased 26% to $333,000 in the 1998 period from $451,000 in the 1997 period. The decrease is due primarily to the completion of the depreciation of the original equipment installed in the fuel cell manufacturing facility. Research and development expense increased 43% to $548,000 in the 1998 period from $383,000 in the 1997 period. The increase was substantially due to expanded battery development activities.

Income from operations resulted in a loss of $589,000 in the 1998 period compared to $101,000 of income in the 1997 period. In addition to the $571,000 administrative and selling expense discussed above, the Company also included $65,000 of other internal expenses in cost of revenues associated with the battery activity explained above. Income from operations also included certain non-recoverable employment costs associated with the hiring of the chief executive officer in the fourth fiscal quarter of 1997. Income from operations during the remainder of 1998 will be


reduced by certain non-recoverable employment costs.

License fee income, net, decreased 74% to $53,000 in the 1998 period from $207,000 in the 1997 period. The decrease is primarily due to Corning, Inc. terminating the battery license agreement with the Company during the second fiscal quarter 1998. The remainder of the decrease was due to the incurrence of cost associated with a battery test as part of the electric vehicle battery license with Nan Ya Plastics Corporation of Taiwan and Xiamen Three Circles Co., Ltd of Xiamen, Peoples Republic of China. The amortization of the ten-year paid-up fuel cell license , which was pre-paid in 1988 with Sanyo Electric Co., Ltd(Sanyo) in Japan,( the "Sanyo License") ended during the second fiscal quarter 1998. As anticipated, Sanyo did not renew its license with the Company. License fee income, net, is expected to be higher in the fiscal year 1998 than in fiscal year 1997. The previously deferred license fee income of $1,300,000 is expected to be recognized as income during the second fiscal quarter 1999.

Interest expense decreased 42% to $57,000 in the 1998 period from $98,000 in the 1997 period. The decrease was due primarily to the complete repayment of debt to MTU-Friedrichshafen (MTU) during the first fiscal quarter 1998. The Company also completed the repayment of a machinery and equipment loan to First Union Bank during the current 1998 period.

Interest and other income, net, increased 8% to $81,000 in the 1998 period from $75,000 in the 1997 period.

Results of Operations
Comparison Nine Months Ended July 31, 1998 and July 31, 1997

Revenues decreased 12% to $16,056,000 in the 1998 period from $18,203,000 in the 1997 period. The expected decrease was due primarily to the completion of the two-megawatt Direct Fuel Cell power plant demonstration project in Santa Clara, California in the 1997 period. The decrease in revenues was partially offset by an increase in billings under the Companys other contracts. Revenues for fiscal year 1998 are expected to be lower than fiscal year 1997.

Cost of revenues decreased 14% to $9,931,000 in the 1998 period from $11,521,000 in the 1997 period. The decrease was due primarily to the lower revenues mentioned above. During the 1998 period approximately $847,000 of unbilled, but recoverable engineering and manufacturing overhead costs were incurred. These costs will be recognized with the associated revenues during the remainder of the fiscal year.

Administrative and selling expense decreased 6% to $3,998,000 in the 1998 period from $4,248,000 in the 1997. The administrative and selling expense includes approximately $571,000 of costs

associated with the commercialization of the Company's battery business, including licenses, joint ventures, a terminated acquisition and spinoff costs mentioned above in the comparison of the three months ended July 31, 1998. During the 1998 period, approximately $1,201,000 of unbilled, but recoverable administrative and selling expenses were incurred. These costs will be recognized with the associated revenues during the remainder of the fiscal year. Depreciation decreased 13% to $1,225,000 in the 1998 period from $1,416,000 in the 1997 period. The decrease is due primarily to the completion of the depreciation of the original equipment installed in the fuel cell manufacturing facility. Research and development expense increased 79% to $1,541,000 in the 1998 period from $860,000 in the 1997 period. The increase was substantially due to expanded battery activities including the manufacture and successful testing of a nickel-zinc electric vehicle battery. A second electric vehicle battery is currently being manufactured.

Income from operations resulted in a loss of $639,000 in the 1998 period compared to $158,000 of income in the 1997 period. In addition to the $571,000 administrative and selling expense discussed above, the Company also included $65,000 of other internal expenses in cost of revenues associated with the battery activity explained above. Income from operations also included certain non-recoverable employment costs associated with the hiring of the chief executive officer in the fourth fiscal quarter of 1997. Income from operations during the remainder of 1998 will be reduced by certain non-recoverable employment costs.

License fee income, net, increased 47% to $649,000 in the 1998 from $441,000 in the 1997 period. The increase was due substantially to the battery license agreement with Nan Ya Plastics Corporation of Taiwan and Xiamen Three Circles Co., Ltd.( formerly Xiamen Daily- Used Chemicals Co., Ltd.) of Xiamen, Peoples Republic of China. The increase was also due to the battery license agreement with Corning, Inc. During the 1998 period Corning, Inc. terminated its license with the Company, therefore, license fee income, net, in future periods is not expected to include payments from Corning, Inc. The amortization of the Sanyo License ended during the second fiscal quarter 1998. As anticipated, Sanyo did not renew its license with the Company. License fee income, net, is expected to be higher in the fiscal year 1998 than in fiscal year 1997. The previously deferred license fee income of $1,300,000 is expected to be recognized as income during the second fiscal quarter 1999.


Interest expense decreased 23% to $210,000 in the 1998 period from $271,000 in the 1997 period. The decrease was due primarily to the complete repayment of debt to MTU-Friedrichshafen (MTU) during the first fiscal quarter 1998. The Company also completed the repayment of a machinery and equipment loan to First Union Bank during the current 1998 period.

interest and other income, net, decreased 14% to $201,000 in the 1998 period from $234,000 in the 1997 period. The decrease was due primarily to the use of cash for the repayment of debt and the use of cash for unbilled, but recoverable expenses mentioned above.


Liquidity and Capital Resources

Working capital at July 31,1998 was $10,472,000, including $10,276,000 of cash and cash equivalents, compared to working capital of $6,366,000 at October 31, 1997, including $6,802,000 of cash and cash equivalents. The cash and cash equivalents at July 31, 1998 is also inclusive of $3,220,000 in two majority owned joint ventures in China.

During the 1998 period, $2,084,000 of cash was provided by operating activities of the Company. During that period, accounts receivable increased $1,872,000, and accounts payable decreased $59,000. Accounts receivable includes the incurrence of $2,048,000 of unbilled but recoverable costs that will be recognized with the associated revenues during the remainder of the fiscal year. Net cash from operating activities also included the Companys net income of $6,000 and an increase in deferred license fee income $1,371,000. During the period the Company received customer advances of $2,080,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the 1998 period were $1,162,000. The capital expenditures were financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

During the 1998 period the Company invested $481,000 in the aggregate in two majority owned joint ventures in the People's Republic of China. The Company obtained a 51% ownership in Xiamen Three Circles-ERC Battery Company, Ltd. and granted the joint venture a nickel-zinc license for certain market applications including electric bicycles, scooters and other applications. The Company also obtained a 66 2/3% ownership of Xiamen-ERC Technology Company, Ltd. to develop and commercialize various advanced electrochemical technologies.

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

In December 1994, the Company entered into a $136,000,000 Cooperative Agreement with the U.S. Department of Energy (DOE) in which the DOE would provide $78,000,000 to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 60% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. There can be no assurance that the final 40% of the private sector funding will be available on favorable terms, if at all. Failure of the Company to obtain the required funding could result in a delay or reduction of DOE funding.

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

Item 6 - Exhibits and Reports on Form 8

      EXHIBIT INDEX

(a)   EXHIBIT DESCRIPTION

EXHIBIT NO.

10.51 Technology Transfer and License Contract, dated May 29,
            1998 for Ni-Zn Battery Technology among Xiamen ERC
            Battery Corp., Ltd., and Xiamen Daily-Used Chemicals Co., Ltd. and Energy Research Corporation. (confidential treatment requested)


10.52 Cooperative Joint Venture Contract, dated as of July 7,
            1998, between Xiamen Three Circles Co., Ltd. and Energy Research Corporation for the establishment of Xiamen Three Circles-ERC Battery Corp., Ltd., a Sino Foreign
            Manufacturing Joint Venture.(confidential treatment requested)


10.53 Amendment to the Energy Research Corporation 1988 Stock
            Option Plan, as amended.


10.54 The Energy Research Corporation 1998 Equity Incentive Plan.


27    Financial Data Schedule

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


Dated:  September 14, 1998