Form 10-K
period 1998-10-31
ENERGY RESEARCH CORP /NY/
filed 1999-02-01
CIK 886128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     FORM 10-K (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: October 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-24852

                           ENERGY RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)
                             ----------------------

              New York                                         06-0853042
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)

       3 Great Pasture Road
       Danbury, Connecticut                                       06813
 (Address of principal executive                               (Zip Code)
             offices)

        Registrant's telephone number, including area code (203) 825-6000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0001 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $34,967,600, which is based on the closing price of $12.50 on January 26, 1999. On January 26, 1999 there were 4,135,873 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 1999 Annual Meeting of Stockholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 1998 is incorporated by reference in
Part   III   of   this   Report   on   Form   10-K.FORM   10-K   ANNUAL   REPORT



                           ENERGY RESEARCH CORPORATION

                                      INDEX
                                      -----


                   Description                                                                     Page Number
                   -----------                                                                     -----------

  Part I
  ------
      Item 1      Business                                                                              3
      Item 2      Properties                                                                           19
      Item 3      Legal Proceedings                                                                    20
      Item 4      Submission of Matters to a Vote of Security Holders                                  20

  Part II
  -------
      Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters            20
      Item 6      Selected Financial Data                                                              21
      Item 7      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                             22
      Item 8      Financial Statements and Supplementary Data                                          27
      Item 9      Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                           27

  Part III
  --------
     Item 10      Directors and Executive Officers of the Registrant                                   27
     Item 11      Executive Compensation                                                               27
     Item 12      Security Ownership of Certain Beneficial Owners and Management                       27
     Item 13      Certain Relationships and Related Transactions                                       27

  Part IV
  -------
     Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K                      28

  Signatures
                                                                                          32

Forward-looking Statement Disclaimer

When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to the Company's planned spin-off of its battery business, the development and commercialization schedule for its fuel cell technology, future funding under government contracts, the expected cost competitiveness of its technology, and the timing and availability of products under development. These and other forward looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in the utility regulatory environment, potential volatility of energy prices, government appropriations, the ability of the government to terminate its development contracts at any time, rapid technological change, and competition, as well as other risks. The Company cannot assure that the spin-off will occur as planned, that the Company will be able to meet any of its development or commercialization schedules, that the government will appropriate the funds anticipated by the Company under its government contracts, that the government will not exercise its right to terminate any or all of the Company's government contracts, that any of the Company's products or technology, once developed, will be commercially successful, or that the Company will be able to achieve any other result anticipated in any other forward-looking statement contained herein. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.


                                     PART I

Item 1.  Business


Introduction

Energy Research Corporation (the "Company") is a leading developer of electrochemical technologies for electric power generation and storage. The Company is principally engaged in the development of a carbonate fuel cell power plant for distributed electric power generation. A fuel cell is a device which electrochemically converts the chemical energy of a fossil fuel into electricity without any combustion of fuel. The Company's fuel cell system feeds a fuel, such as natural gas, into the fuel cell where the fuel and air undergo an electrochemical reaction to produce electricity. The Company has also developed a nickel-zinc battery which can be used in a range of rechargeable battery applications. See "Recent Developments".

From its founding in 1969 until approximately 1983, the Company focused on developing fuel cells and specialized batteries for the United States military. These efforts resulted in the Company obtaining various patents and expertise in these electrochemical technologies. For the last fifteen years the Company has concentrated on developing products using its technologies for mostly non-military markets, availing itself of substantial funding from the United States Department of Energy ("DOE") and other outside sources such as the MTU division of Daimler Chrysler Corporation.

The Company has developed a patented fuel cell technology which allows efficient and environmentally benign generation of electricity without requiring any combustion or mechanical equipment. This technology is known as Direct Fuel Cell because it introduces most of the hydrocarbon fuel such as pipeline natural gas directly into the fuel cell without requiring external reforming for producing hydrogen. This "one-step" operation results in a significantly more efficient, simpler and more cost-effective energy system compared with other external-reforming type fuel cells.

The Company currently conducts its operations through two principal operating groups: the Fuel Cell Group and the Battery Group. The Fuel Cell Group concentrates its efforts on the development, demonstration and, commercialization, of the Company's carbonate fuel cell, the Direct Fuel Cell. The Battery Group is engaged in the development and commercialization of an innovative, patented nickel-zinc rechargeable battery, as well as the research and design of other advanced battery technologies.

The Company has licensed its fuel cell technology internationally to several major corporations, including MTU-Friedrichshafen GmbH ("MTU"), a subsidiary of DaimlerChrysler and Mitsubishi Electric Corporation. In addition, the Company has licensed its Ni-Zn battery technology to a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company and Xiamen Three Circles Co., Ltd. ("Xiamen") of Xiamen, China and a joint venture formed between the Company and Xiamen.

Recent Developments -- Proposed Spin-off of Battery Group

On October 1, 1998, the Company announced that its Board of Directors had approved a plan to effect a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a newly formed, wholly-owned subsidiary of the Company. In connection with this transaction, which is expected to occur in early 1999, the Company plans to transfer to Evercel the principal assets and liabilities related to the Battery Group. Following the transfer, the Company plans to distribute to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of the Company held. Immediately after the distribution of Evercel's shares to the Company's stockholders, in order to fund its commercialization efforts, Evercel plans to conduct a rights offering to its stockholders. As described more fully in a
Registration Statement filed by Evercel with the Securities and Exchange Commission on September 30, 1998, as amended on December 15, 1998, Evercel expects to grant at no cost to holders of its Common Stock, transferable subscription rights ("Rights") to subscribe for and purchase an additional share of Evercel's Common Stock. Each holder of Evercel's Common Stock is expected to receive one Right for each share of Evercel Common Stock held on the record date (which has not yet been determined). Each Right will be exercisable, for a period of approximately 30 days, to purchase one share of Common Stock of Evercel at a purchase price of $6.00 per share. The rights offering will be made only by means of a Prospectus which will be delivered to stockholders concurrently with the distribution. The transaction remains subject to the satisfaction of certain conditions. See "Introductory Statement - Forward-looking Information Disclaimer."

The Fuel Cell Group

Industry Background

According to the U.S. Department of Energy's ("DOE"), "Energy Information Administration Energy Outlook 1999" report, a projected 363 gigawatts of new capacity generation will be needed by 2020 to meet the growing demand for electricity and to offset retirements. Approximately 81% of this new capacity is projected to be fueled by natural gas. The Company believes that most of this $363 billion market, will develop in the 2002 to 2020 time period.

At present capacity reserve margins (the difference between installed generating capacity and demand for electricity) in the U.S. as a whole average only 15%. In addition they are shrinking and vary greatly from region to region. The Company believes the prospects of wholesale and retail wheeling of electric power (the sharing of electricity from multiple sources) together with overall uncertainty as to the future will discourage utilities from adding substantial new generation during the next several years. These factors, together with tougher environmental laws already in existence, the need to relicense nuclear plants, which may not be economically feasible in some cases, and the aging of U.S. plants, could result in market opportunities at about the time the Company plans to bring its product to market. Even the wheeling of power over long distances will result in additional energy losses over the transmission lines, thus offsetting some of the gains achieved by balancing power usage and keeping pressure on capacity margins.

The U.S. electric utility industry has been edging toward change for several years triggered in part by the Energy Policy Act of 1992, which called for open access for consumers. In 1994, a major upheaval in the industry began as a result of significant moves toward direct access and deregulation of the electric utility industry in various states. As a result, a heightened atmosphere of competition, as well as uncertainty, exists in the industry. Furthermore, some electric utilities have already decided to phase out of the power generation aspect of the business, leaving it to independent power producers and non-utility generators. Others have merged with either other electric utilities or gas supply companies. A number of significant mergers of this type have taken place and further major reorganizations are anticipated. Regardless of the reorganization of the electric utility industry, substantial generation equipment will be required.

In their 1997 report on North American Distributed Generation System Markets, Frost and Sullivan predicted that by 2003, up to 20 percent of new installed capacity may be served by distributed generation and that fuel cells will capture an increasing share of this emerging market. In the second phase of Clean Air Act regulations, set to take effect January 1, 2000, emissions reductions will be mandatory. Installation permits for internal combustion engine generators, as anything other than emergency power generation may be severely limited. Furthermore, in a deregulated market, power producers and power marketers are likely to take advantage of "green marketing" to differentiate their electricity to end-users. This general market trend strongly supports a market for emissions-free fuel cell technologies.

The Company believes that the restructuring of the utility industry and the growth of the distributed generation market discussed above, greatly enhance its market opportunities. Newly formed entities are working to find the best market solution for the customer. Increasing demands are being put on efficiency, power quality, lifetime, low maintenance and environmental compatibility and cost. The use of highly efficient and flexible heat and power generating systems is being investigated by every potential energy company in the world. Fuel cells with the capability to meet these demands in a wide variety of settings offer an excellent enabling technology to energy services companies.

The Company's Fuel Cell

The Company's Fuel Cell Group concentrates its efforts on the development, demonstration, and, commercialization of the Company's carbonate fuel cell for generating electricity. Fuel cells are devices for converting the chemical energy of a fossil fuel into electricity electrochemically, that is, without burning fuel or needing any mechanical equipment. Different types of fuel cells are distinguished generally by the electrolyte medium they use. ERC's Direct Fuel Cell system employs metal carbonates as the electrolyte, hence the term "carbonate fuel cell". The Company's fuel cell system feeds a fuel, such as natural gas, into the fuel cell where the fuel and air undergo an electrochemical reaction to produce electricity. A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, which is the part that actually produces the electricity, and the "balance of plant", which includes various fuel handling and processing equipment, including requisite pipes and blowers, computer controls, inverters to convert the DC output of the fuel cell to AC, and other related equipment.

Conventional non-nuclear power plants burn a hydrocarbon such as coal, oil or natural gas, to create heat. The heat boils water, converting it to steam which rotates a turbine which produces the electricity. Some power plants use a combined cycle approach where the heat is sent to gas turbines, and then to raise steam, which produces additional power in steam turbines. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of sulfur and nitrogen oxides, carbon monoxide, soot and other air pollutants. Because of the non-combustion, non-mechanical power generation process, the Company's fuel cell is much more efficient than the conventional power plants. Emissions of sulfur and nitrogen oxides are nearly zero, and other pollutants are minimal or non-existent. With the only moving parts being the air blower, in contrast to large rotating turbines, fuel cells are extremely quiet. In addition, fuel cells achieve high efficiency at extremely small sizes allowing fuel cells to satisfy market needs for distributed generation, such as providing electrical power to a hospital or a retail store.

The Company's patented Direct Fuel Cell uses hydrocarbon fuel without the intermediate step (reforming) of creating hydrogen fuel, which is more efficient, simpler and less costly as compared with other external-reforming type fuel cells. The Direct Fuel Cell, is capable of using a variety of fuels, including natural gas, methanol, ethanol, bio-gas and any other hydrocarbon fuels. The Direct Fuel Cell operates at much higher temperatures than most other fuel cells. As a result, less expensive electrocatalysts can be used and high quality heat energy is available for cogeneration. Even though fuel cells are believed to be superior to conventional generators in terms of efficiency, environmental characteristics, and flexibility of size, commercial sales of fuel cells have been minimal to date. The Company, as well as most potential competitors in the field, have not yet completed development and commercial release of their products. In addition, at such an early stage of the technology's development, the selling price of a fuel cell is expected to be high, reflecting the initial low production volume. The Company recognizes that achieving a significant share of the power generation equipment market will require that the Company offer its products at very competitive prices, which can only be accomplished when production costs are cut substantially from current levels.

Accomplishing   these  cost   reductions   requires  a  number  of  interrelated
developments and achievements. Some of them include:

     - Production volume is a significant factor in unit cost. There are numerous fixed costs, such as factory overhead, that would have a lower contribution to unit cost if spread over more units. Likewise, there are numerous components whose costs could decline with volume purchases.

     - Many components are being purchased from outside vendors at high prices because current volume doesn't yet justify investing in the specialized equipment needed to produce these parts in-house at lower cost.

     - The Company continues to explore alternative materials, processes, and vendors that it believes could result in savings. For example, by making certain components thinner, material costs could be reduced.

     - Various processes are being performed manually that the Company believes could be converted to automated operation, producing considerable savings and tightening manufacturing tolerance. Equipment operating at low speeds could be replaced by faster, more efficient equipment.

     - To the extent that the Company can make improvements in manufacturing and produce its stack components to tighter tolerances, that increased uniformity would increase the electrical output of the stack, in turn lowering its cost per kW.

The Company regularly reviews and revises its cost reduction plans. In addition, the DOE has on several occasions assigned an independent outside auditor to examine the Company's present and projected cost figures to determine if the DOE's continued support of the Company through development contracts will achieve its intent of creating commercially viable fuel cell power generation technology in the U.S. The most recent such audit, completed in 1998, projected that the Company's commercial design fuel cell is capable of being manufactured, delivered and installed at a cost per kW of $1140 in 1995, assuming production of 400 MW per year. The Company believes that this cost would be low enough to be competitive in the marketplace. However, achieving these costs savings and the ability of the Company to compete based upon these cost savings, if achieved, are subject to risks and uncertainties. "See Introductory Statement - Forward-looking Information Disclaimer."

The Company is transitioning from a development company to a manufacturer of fuel cell power plants. The Company believes there is substantial work to be done before it can commercially produce and sell its fuel cell systems. In addition to achieving cost reductions, the Company will need to demonstrate the endurance and reliability of its fuel cells. The Company believes its commercialization program is dependent upon one or more additional field trials of its power plants.

Fuel Cell Development Program

During 1996 and 1997, the Company operated its "proof-of-concept" fuel cell plant (the "Santa Clara Plant") at a site in Santa Clara, California. The demonstration involved the largest carbonate fuel cell power plant in the world and the largest fuel cell of any type operated in the United States. The Santa Clara Plant was initially designed to provide 1.8 megawatts. Following its start up, the Santa Clara Plant achieved a peak power output of 1.93 megawatts. Adjusting for supplemental fuel, it achieved an electrical efficiency level of 50%, a record for a single cycle fossil fuel cell power plant, as well as record low emissions of sulfur and nitrogen oxides.

The Santa Clara Plant operated at various electrical outputs for almost one year, half of such time being connected to the utility grid. Despite encountering equipment problems unrelated to the basic fuel cell technology, the Santa Clara Plant achieved most of the goals set by the Company for the project and established new milestones. After the end of the operation of the Santa Clara Plant in March 1997, all of the fuel cell stacks were returned to the Company for a comprehensive analysis. The Company used the results of this analysis, along with the results of ongoing development activities, to develop a commercial fuel cell design significantly more compact, reliable and cost-effective than the Santa Clara Plant design.

In March 1998, the Company commenced operation of a single stack Direct Fuel Cell power plant demonstration in Danbury, Connecticut (the "Danbury Power Plant"). The single stack power plant produced in excess of 250 kilowatts. The Danbury Power Plant operated for 3000 hours and represented various improvements over the Santa Clara Power Plant. The cells contained 40% less material and produced 50% more power per individual cell. The cells were constructed using an automated process resulting in closer tolerances. The Danbury Power Plant converted pipeline natural gas to DC electricity equivalent to an estimated 50% efficiency in commercial operation.

The Company's current fuel cell power plant design is projected to be capable of producing the same output as the Santa Clara Plant with a footprint one ninth as large. This reduction in size and increase in power per stack results in substantial manufacturing cost savings. In the second quarter of 1999, the Company expects to demonstrate its final commercial fuel cell stack design, a 250 kW unit, at its Danbury Power Plant. The Company will provide electrical power for its facility from the fuel cell, and provide excess power to the local utility grid. The Company anticipates a demonstration of a commercial 1 MW fuel cell stack design in 2000, followed by a complete power plant demonstration as well as initiation of commercial sales in 2001. Achieving these time tables are subject to risks and uncertainties. See "Introductory Statement - Forward-looking Information Disclaimer" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent market research has indicated that the demand for fuel cell power plants from early commercial adopters of the technology may be greater in the sub-MW size than the larger sizes. To meet that demand, the Company plans to take advantage of its license rights to the "Hot Module" fuel cell developed by MTU. See "Fuel Cell Licenses". This nominal 250kW design, which incorporates the Company's fuel cell stacks, uses an innovative integration of some of the elements of the balance-of-plant into the fuel cell stack module itself, with the expectation of reducing costs to the power plant as a whole. The design is very compact and specially suited for cogeneration applications. During 1999, the Company expects to deliver fuel cell assemblies to MTU for a field demonstration of the Hot Module design at a municipal utility in Germany. In calendar 2000, the Company expects to demonstrate a Hot Module unit in the United States.

Principal Development Contracts

The Company's revenues have been principally derived from U.S. government and industry research and development contracts and license fee income. Government funding provided approximately 75%, 92% and 97% of revenues in fiscal 1996, 1997 and 1998, respectively, principally by the DOE. Because the Company receives a significant portion of its revenues from contracts and subcontracts with the DOE and other government agencies, future revenues and income of the Company could be materially affected by changes in procurement or appropriation policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts and cooperative agreements.

The Company performs its services under contracts or agreements that usually require performance over a period of one to five years. However congressional budget limits could prolong the contracts. In general, the Company's contracts or agreements may be terminated, in whole or in part, at the convenience of the Government. Virtually all government contracts are funded annually based on administrative recommendations and annual congressional appropriations. Regardless of the terms of the Company's government contracts, the Company can only receive up to the appropriated funds made available to the Company.

The Company has been working on the development of its Direct Fuel Cell technology under contracts since 1977, with various government agencies in addition to the DOE, including the Department of Defense, the Defense Advanced Research Projects Agency ("DARPA"), and the National Aeronautics and Space Administration ("NASA").

The Company currently receives its government funding primarily under a long-term Cooperative Agreement with the DOE. The original agreement covered a 5-year project which commenced in the first fiscal quarter of 1995 and had an estimated value of $78 million, excluding cost-share funding by the Company and other private sector sources. The DOE Cooperative Agreement covers the design, scale up, construction and testing of direct carbonate fuel cells operating on natural gas. Major development emphasis under this agreement focuses on fuel cell and total power plant cost reduction and improved endurance.

The present estimated value of the DOE Cooperative Agreement is $86 million, excluding cost share funding, with $20.2 million of work remaining to be performed as of October 31, 1998. The term of this contract has been extended to December 2000. The Company's expected 1999 funding allocation from DOE is $15.7 million subject to government appropriations "See Introductory Statement - Forward-looking Information Disclaimer." The Company has requested additional funds from DOE and an extension of the term of the contract in order to complete the development and conduct planned field trials of its commercial fuel cell stack design products. The Company and its partners have been providing significant cost-share funding for the project covered by this contract. The Company is also seeking additional funding from potential customers and other private sector organizations which will be necessary to complete the project as planned, even if additional funds from DOE are obtained.

In addition to the activities listed above, the Company has been active in soliciting other business from industry and government organizations. The Company has been working on Direct Fuel Cell power plants for marine applications under contracts with the U.S. Navy and U.S. Coast Guard. These power plants are required to operate on liquid fuels such as diesel. Initial feasibility of using diesel in Direct Fuel Cell has already been demonstrated. In 1998, the Navy added $3 million to its original $1.6 million contract. Under this contract, the Company has already produced clean fuel-cell compatible fuel from marine diesel in a compact fuel processing system. In 1999, subscale fuel cell stacks will be tested on this clean fuel under conditions simulating marine requirements.

The Company also has received several Small Business Innovative Research grants and research contracts from various organizations to explore advanced concepts or new applications of fuel cells.

Fuel Cell Licenses

The Company has entered into international licensing agreements with several major corporations. Generally, the Company has reserved for itself the exclusive rights to manufacture and sell carbonate fuel cells in North America. The licensees pay annual license fees to the Company and royalties on equipment sales.

The Company has benefited from its licenses and has received and generally expects to continue to receive valuable technical and manufacturing information from its licensees. By coordinating its own development program with the extensive effort of its partners, it has leveraged its own efforts substantially.

DaimlerChrysler subsidiary MTU-Friedrichshafen GmbH ("MTU"). In 1989, the Company entered into a license agreement (the "MTU Agreement") with DASA, a German aerospace and aircraft equipment manufacturer and a subsidiary of Daimler Benz Corporation, one of the largest industrial companies in Europe. That agreement was transferred to a subsidiary of DASA, MTU Friedrichshafen in 1993, and, in 1994, MTU became a subsidiary of AEG Daimler Benz Industries, now DaimlerChrysler. Pursuant to the terms of the MTU Agreement, the Company has granted to MTU an exclusive license to use, develop and sell carbonate fuel cells in Europe, subject to certain rights of others, and a non-exclusive license in South America, the Middle East and Africa, subject to certain rights of the Company and others. MTU has agreed to conduct research, development, manufacturing and marketing programs in the area of carbonate fuel cell technology and to make the results available to the Company on a royalty-free basis. In addition, MTU has agreed to pay to the Company an annual license fee through at least 1999, with an option for MTU to extend, and a royalty based on kilowatts of electrical generating capacity using carbonate fuel cells made or sold by MTU or its permitted licensees.

In July 1992, MTU, formed a European consortium (ARGE) including RWE AG, the largest electric utility in Germany, Ruhrgas AG, the largest natural gas supplier in Germany, Elkraft Power Co. Ltd. (Elkraft), a large Danish utility, and Haldor Topsoe A/S, a Danish industrial company. The intent of the consortium is to spend approximately 130 million Deutsche Marks ($90 million), over a nine year period on further development, demonstration and commercialization of the Company's carbonate fuel cell technology. Certain individual members of the consortium, including MTU, Elkraft and Haldor Topsoe A/S, have conducted carbonate fuel cell activities on their own utilizing the Company's technology. The activities of this group complement the Company's efforts to design and manufacture natural gas and coal gas fueled carbonate fuel cell systems based on the Company's designs.

During 1998, MTU designed and built a 250 kW cogeneration fuel cell unit (the "Hot Module"), which incorporates the Company's fuel cell stacks, uses an innovative integration of some of the elements of the balance-of-plant into the fuel cell stack module itself, with the expectation of reducing costs to the power plant as a whole. The design is very compact and especially suitable for cogeneration applications. In July 1998, the Company entered into a Cross-Licensing and Cross-Selling Agreement with MTU pursuant to which MTU and the Company have granted to each other the right to manufacture and sell each other's stationary power fuel cell products in their respective regions. The Company therefore has the right to manufacture and sell fuel cell power plants based on MTU's Hot Module in North America; MTU has the right to sell fuel cell power plants based on the Company's larger 1.25 MW base module in Europe. Each company will pay the other royalties based upon sales.

During 1999, the Company expects to deliver a fuel cell stack to MTU for a field demonstration of the Hot Module design at a municipal utility in Bielefeld, Germany. In calendar 2000, the Company expects to demonstrate a Hot Module unit, using a Company-manufactured fuel cell stack, in the United States at a site to be determined in 1999. MTU buys its fuel cell assemblies from the Company and has ordered fuel cell assemblies from the Company for three other power plants to be delivered in 1999 and 2000. The Company anticipates that MTU will continue to purchase fuel cell assemblies from it for the foreseeable future.

Mitsubishi Electric Corporation ("MELCO"). In November 1981, the Company and MELCO, a Japanese electronics and electric equipment manufacturer entered into a license agreement relating to carbonate fuel cell technology. This agreement is automatically extended yearly unless canceled by either party in advance. Under this agreement, the Company has granted to MELCO an exclusive license to utilize the Company's patents and know-how for carbonate fuel cells in Japan, South Korea, and certain other Asian countries. The Company has also granted to MELCO a non-exclusive license in the other countries of the world, except for certain countries including the United States. MELCO has granted to the Company a royalty-free license to use the improvements developed by MELCO for carbonate fuel cells in the United States, Canada and Mexico. The Company receives an annual license fee from MELCO and is to be paid a royalty based on kilowatts of electric generating capacity using carbonate fuel cells made or sold by MELCO. MELCO is designing and constructing a 200 kW power plant at a Japanese utility site incorporating Direct Fuel Cell technology, which is planned to be operational in 1999.

Electric Power Research Institute ("EPRI"). In 1988, the Company entered into a license agreement with EPRI, granting the Company the right to use carbonate fuel cell proprietary data developed under certain EPRI contracts with the Company. The Company has agreed to pay EPRI a one-time fee of approximately $50,000 upon the Company's first commercial sale of a carbonate fuel cell stack of one megawatt or larger in size, and a royalty of 0.5% to 1% upon commercial sales of carbonate fuel cell stacks.

Santa Clara. In 1993, the Company obtained an exclusive license with rights to sublicense through the year 2005 to use the balance of plant design for the Santa Clara Plant. The license becomes non-exclusive after 2005 or earlier, at the option of Santa Clara, if the Company does not meet certain commercialization milestones. In addition, beginning three years after commencement of production of fuel cells at a commercial scale manufacturing plant, the Company is required to make royalty payments of up to $15 per kilowatt subject to consumer price index and other adjustments on sales of fuel cell power plant stacks of capacities of 100 kilowatts or more.

U.S. Department of Energy ("DOE"). In connection with certain contracts and grants from DOE, the Company has agreed to pay DOE 10% of the annual license income received from MTU, up to $500,000.

Fuel Cell  Markets

The Company expects to sell its direct fuel cell power plants for distributed generation applications to four principal customer groups. These include: (i) small municipal electric utilities and rural electrical utilities, (ii) large electric utilities, (iii) end users and (iv) retail companies.

There are approximately 2000 municipally or cooperatively owned public utilities in the United States representing 90,000 megawatts or more than 10% of the United States Electric Utility market. The Company believes that due to efficiencies, which can be achieved at fuel cell power plants as small as one or two megawatts, its plants could provide a cost-effective means for small municipal utilities to generate their own power. Large utilities are interested in fuel cell power plant technology primarily as an efficient, low pollution and cost-effective dispersed generator. Since fuel cells can be located at, or in place of, distribution and transformer stations, they may provide greater flexibility in the transmission and distribution of electricity. The modular aspects of fuel cells may also allow larger utilities to introduce phased capacity construction into their generation system. In this approach, the utilities could expand electricity generation capacity to keep pace with demand by adding blocks of fuel cells on a periodic basis as required, thereby improving cash flow as compared with building a single large plant.

End users such as hospitals, military bases, schools, shopping centers and office buildings have already emerged as early adopters of distributed generation mainly in the form of cogeneration, the combined utilization of heat and electricity generated by the power plant. The high operating temperature of the Company's direct fuel cell provides an advantage in these applications. The Company believes as much as 70% of the early market for distributed generation may come from end users. The Company, using a consultant (ERI Services, of Hartford, Connecticut), has identified cogeneration markets where credits for waste heat could be used to reduce the cost of electricity produced. Markets in 11 states were characterized as a function of selling price from $1,000 to $3,000/kW for units for applications of between 1 and 5 MW. The study indicated a potential market in these states of $15 billion at $1,500/kW and $7 billion at $3,000/kW.

Retail companies selling energy services to end-users are expected to emerge as the result of deregulation of the electric utility industry. As markets open and customer's expectations increase, retail companies will offer a comprehensive slate of services. Distributed generation technologies offer a flexible tool for this purpose and industry experts expect that within 10 years energy retailers will purchase up to 60% of all new distributed generation equipment.

In 1998, the Company engaged Fletcher Spaght to further define the market for distributed generation. The Company believes, as a result, that the combined available U.S. and European market for distributed generation will reach 8000 MW per year by 2001 and 10,000 MW by 2006. This study also verified the need to broaden the Company's product line to include a submegawatt (250-300kW) power plant.

The Company has been working since 1990 with a group of utilities, called the Fuel Cell Commercialization Group (the "FCCG"). The purpose of the FCCG is to form a collaborative effort between the Company and a group of prospective buyers to advance the commercialization of the Direct Fuel Cell power plants. The Company has been working with this group to define power plants requirements, develop system planning models, construct a model contract for power plant purchases and to review power plant designs and other activities. Most of the group's work in these areas, as originally anticipated and planned in 1990, has essentially been completed. The group remained active in 1998 but with reduced participation. The FCCG is modifying its structure in response to the changing utility market by inviting newly emerging prospective buyers such as retail companies, end users and equipment manufacturers to participate. In addition to FCCG, the Company has been active in various trade associations to increase fuel cell awareness among the public, potential customers and legislators.

The Company is targeting its initial commercialization efforts for niche stationary power applications. This is because the Company will not yet have gained the cost advantages of mass production. Therefore, the Company expects initial adopters to include those in regions where air pollution requirements are particularly strict, industrial and commercial users who can make use of the high quality waste heat for cogeneration purposes, customers with opportunity fuels such as landfill or digester gas, customers with a requirement for premium power quality, those seeking grid independence or those trying to solve grid transmission shortages and especially those customers who combine several of the above characteristics. The Company also expects to have early purchases from utility and non-utility power producers who will purchase fuel cells to improve their knowledge of the technology with the intention of purchasing or leasing and servicing the equipment in the future. The Company is in active discussions with various utilities, other power producers and equipment suppliers regarding the purchase of its fuel cell products for applications such as those described above, although the Company can give no assurance that any of these discussions will result in equipment sales.

Fuel Cell Competition

Several companies in the United States are involved in fuel cell development. One of these companies, M-C Power Corporation, competes directly with the Company in the development of carbonate fuel cells but uses a different technical approach, which involves auxiliary equipment to convert fuel to hydrogen. In Japan, at least six manufacturers have demonstrated interest in developing and marketing carbonate fuel cells. One of these, Mitsubishi Electric Company, is a licensee of the Company (see licenses). Some have larger marketing and sales departments than the Company and a history of producing and selling electric generation equipment. Two Japanese companies have demonstrated extended operation of 100kW carbonate fuel cells and are planning to test a 1MW plant in 1999.

In Europe, companies in Germany, Holland, Spain and Italy are actively engaged in carbonate fuel cell development and are potential competitors, although these efforts are not as well advanced as the progress of the United States and Japanese companies. The German activity through the Company's licensee MTU and its partners is by far the largest effort. Almost all of these companies are also significantly larger than the Company, possess greater financial resources and have established product lines in electric generation equipment and in other fields.

In addition to the carbonate fuel cell, other types of fuel cells are also being developed by different companies worldwide. These fuel cells, generally referred to by the electrolyte medium they use, include phosphoric acid, polymer electrolyte and solid oxide systems. These fuel cells are in various stages of development and aim at different applications including stationary power, transportation and portable power. Only the phosphoric acid fuel cell system, developed by United Technology's ONSI Corporation is in advanced stages of development and has limited commercial sales. This system is significantly less efficient and is expected to be more expensive compared to the Company's Direct Fuel Cell.

The Company must also compete with companies manufacturing more established combustion equipment, including various engines and turbines, which are currently in use and have established operating and cost features. The greatest competition comes from the gas turbine industry which recently has made good progress in improving fuel efficiency and reducing pollution in large size combined cycle natural gas fueled generators. Efforts are underway to extend these advantages to small size machines. The Company believes that in the small size units, under 5 MW, gas turbines will not be able to match its fuel cell efficiency or environmental characteristics. However, the Company can give no assurance that the Company will be able to compete with small gas turbines even if these machines have less desirable operating characteristics. See "Introductory Statement - Forward-looking Information Disclaimer."

Nuclear power is expected to experience a decline in its share of the electricity market. Social and political hurdles make it virtually impossible to site new nuclear power plants in the U.S. at this time. Further, some of the nuclear plants operating today will not be economical in a competitive market due to high operating and maintenance costs. There are currently 110 nuclear units licensed, providing about 20% of electricity in the United States. DOE projects that, by 2020, 45 nuclear units will remain in service supplying about 8% of electricity in the United States.

While hydroelectric power is not forecast to shrink as dramatically as nuclear power as a share of the market, it faces limited growth. The best domestic hydro opportunities have been exploited, and there is growing pressure from conservationists to remove some existing dams that obstruct the up-river journey of spawning salmon. The DOE's forecast projects slightly under 3% growth in hydroelectric capability by 2020.

The Company is competing primarily on the basis of fuel cell efficiency, environmental considerations and cost. The Company believes that the carbonate fuel cell enjoys competitive advantages over other fuel cells including higher efficiency, ease of operation, environmental quality and expected low cost. The Company believes it is more advanced in the development of carbonate fuel cells than other manufacturers. The Company can give no assurance that such advantages will continue or that the carbonate fuel cells being developed by the Company will be commercially successful. See "Introductory Statement - Forward-looking Information Disclaimer."

Fuel Cell Manufacturing

The Company manufactures fuel cells at its facility located in Torrington, CT. At present, the capacity of the plant is approximately 5 MW per year on a single shift basis. The Company is planning to increase the capacity of this plant by, purchasing equipment for certain elements of the manufacturing process which currently restrict the overall output of the facility. The Company will need to raise funds for this purpose. The first stage in this process is to raise the output capability to 50 MW per year. The Company estimates that the cost of this expansion will be approximately $16 million. Meanwhile, the Company is using existing funds to expand production capacity incrementally and to implement cost reduction and process improvement projects. See "Introductory Statement - Forward-looking Information Disclaimer" and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

The Battery Group

Industry Background

A battery is an electrochemical apparatus used to store energy and release it in the form of electricity. There are two types of batteries, primary and rechargeable batteries, also known as secondary batteries. A primary, or disposable, battery is used until discharged and then discarded. A rechargeable, or secondary, battery can, after discharge, be recharged and used again.
The Company's Ni-Zn batteries are designed to be rechargeable.

No one battery system is ideal for all rechargeable applications. There are numerous performance variables which vary in importance by application. Each commercially available battery system is stronger in certain areas and weaker in others. Important variables include: voltage; energy capacity per unit weight
(energy density); energy capacity per unit of volume (volumetric energy density); power or discharge rate capability (how rapidly energy can be drawn from the battery or specific power); cycle life and how this varies with discharge rate and depth of discharge; response to ambient temperatures; rate of self-discharge; shelf life in charged and discharged states; size, shape and design flexibility; time and other constraints on recharging; safety, environmental and disposal considerations; and various application-specific considerations. The needs of various battery applications place a different priority on these characteristics, and, thus, require different solutions. In addition, for each anode/cathode combination there are many alternative ways to design a battery, involving choices of electrolyte and electrode materials and how components are shaped and manufactured. Design choices involve trade-offs, and as a result improvement in one element of a battery's performance often comes at a sacrifice of another characteristic. A battery optimized for just one characteristic may not be competitive if its performance in other areas is inferior.

The world battery industry totals approximately $33 billion of manufacturers' shipments, growing at 6-8% per year. This total includes primary batteries ($9.8 billion), motive power batteries ($2.1 billion), high performance rechargeable batteries ($6.1 billion) and starting, lighting and ignition batteries ($15 billion). These four major types of batteries are sold into a wide array of different markets, some of which the Company does not intend to enter. These different markets frequently require different battery systems and have different competitors.

EVs and Motive: The Company estimates that the total worldwide market for electric vehicles ("Evs") and hybrid electric vehicles ("HEVs") and other motive power that could use the Company's batteries was $700 million in 1997; however, precise statistics are not available. The market for electric vehicles is now in the early stages of development and many of the vehicles on the road are prototypes. The market for EV's is predicted to grow rapidly after the year 2000, and projections for annual growth rates for EV's and motive batteries are expected to accelerate from 7% annually from 1997-2002 to approximately 22% annually, reaching $8 billion of sales in 2007.

Successful battery development has been a barrier to the emergence of a large EV market. Lead-acid batteries, while potentially cost effective, are too heavy to give adequate vehicle range. Other higher energy density battery systems including nickel metal-hybrid ("Ni-MH"), nickel cadmium ("Ni-Cd"), lithium-ion ("Li-ion") as well as Ni-Zn are being tested in vehicles. The Company believes that its Ni-Zn battery has adequate energy density to permit acceptable vehicle range and has the potential to be produced at lower cost than the most likely other contenders for the EV market.

Recently, HEVs have also received more interest and development efforts. An HEV combines a battery/electric motor drive, which is typically used for acceleration to a predetermined speed, with an alternative drive system, such as a small internal combustion engine, which takes over when the power requirements are lower at steady highway speed. Toyota has reported mileages of greater than 60 mpg for its Prius HEV. HEVs are likely to use similar battery systems to EVs, albeit in smaller capacity battery packs.

The other motive power applications for rechargeable batteries include scooters and bicycles; industrial trucks; neighborhood vehicles; golf carts; electric wheelchairs, and marine batteries. These markets are primarily supplied by lead-acid (and some Ni-Cd) batteries today. These markets have been grouped with EV's rather than automotive batteries because of their need for the deeper discharge (deep cycle) capability which is required in the EV/HEV markets.

The motive power markets differ in their requirements, however. Target markets for the Company's battery include the electric bicycle market, particularly in China and the electric wheelchair market. The deep-cycle marine market values the benefit Ni-Zn offers in providing a multi-year life; the industrial truck market, in contrast, sees little benefit to weight savings as lead-acid batteries are used as counterweights. The Company believes its Ni-Zn technology is particularly well suited to motive power applications due to its combination of lower weight, higher specific power and acceptable cost compared to presently used batteries.

High Performance and Other Rechargeable Batteries: The worldwide market for rechargeable batteries, excluding automotive, motive power and specialty battery systems, including applications such as power tools, emergency power and light, telephones and communications and computers and electronics, among others, is approximately $6.1 billion, growing at 7% to 8% per year. The growth rate of individual application markets varies widely, with the small cell, portable rechargeable markets generally representing the faster-growing sectors, resulting primarily from the continued development and proliferation of new portable electronic products.

The market for portable rechargeable batteries consists of three major technologies and is measured on a per unit basis as follows: 1) Ni-Cd, presently approximately 62% of the market, 2) Ni-MH, approximately 31% of the market and
3) lithium-ion ("Li-ion"), approximately 7% of the market. Approximately 75% of all cells are assembled into battery packs for use in a variety of portable devices. Increasingly, these packs contain sophisticated electronics for power management and safety.

Ni-Cd is the oldest commercialized rechargeable system in the market. Ni-Cd cells can be employed in battery packs without high-cost electronics and safety devices and enjoy a substantial price advantage over Ni-MH and Li-ion cells. In the last decade, Ni-Cd has increasingly been the subject of tightening environmental and workplace regulations and related pressures for recycling and mandatory collection due to the toxicity of cadmium as a principal component. However, pressures to enforce mandatory collection schemes or even to ban Ni-Cd have partially abated due to industry-wide recycling efforts. Although Ni-Cd will remain attractive in certain applications which do not experience a significant performance benefit from other technologies and are sensitive to their higher cost, industry analysts believe growth in this segment will remain relatively flat.

Ni-MH technology, which typically offers a 25% to 40% advantage in energy density relative to Ni-Cd, was commercialized in the early 1990's. Because it employs a metal hydride electrode rather than a cadmium electrode, Ni-MH is considered an environmentally preferred technology and has increased its market penetration in several applications and geographic regions as a result of this attribute. However, Ni-MH cells and batteries typically carry a substantial cost premium relative to Ni-Cd.

Li-ion battery technology was also commercialized in the early 1990's. Production of Li-ion cells has increased from 15 million cells in 1994 to an estimated 200 million cells in 1997. Li-ion technology offers the highest energy density of all commercial rechargeable technologies on the market today. On a weight basis, the technology offers 2 to 3 times the energy content of Ni-Cd and offers higher voltage (3.6 volts per cells) than Ni-MH or Ni-Cd (1.2 volt) technologies. Lithium-based technologies are expected to experience high growth rates. Li-ion cells and batteries are expected to continue to be more expensive than the Company's Ni-Zn cells.

Ni-Zn technology is in the early stages of commercialization by the Company. Ni-Zn cells can be employed in battery packs without high-cost electronics and safety devices. Ni-Zn cells are considered the safest and most environmentally benign of the rechargeable technologies available today. The Company expects Ni-Zn to enjoy a substantial price advantage over Ni-Cd, Ni-MH and Li-ion battery systems, assuming high volume production levels. Ni-Zn cells offer a 30% volts per cell advantage over Ni-MH and Ni-Cd. The Company believes that Ni-Zn's greatest benefits will be in rechargeable battery markets that require a high specific power (i.e., a high wattage capability per unit of weight), high specific energy (i.e., a high capacity per unit) and a favorable cost, such as EV/HEV, power tools, bicycles and neighborhood transportation.

Ni-Zn also offers a weight advantage over current starting, lighting and ignition batteries, due to its higher specific energy, as well as other performance advantages which the Company believes may be of only minor benefit to automotive OEMs. The Company's Ni-Zn batteries are being tested by a European automotive OEM for use in higher voltage electrical systems for vehicles. These benefits may offset the moderately higher cost of Ni-Zn. The success of the Company in capturing a market share in the starting, lighting and ignition market will depend on, among other factors, the timing and degree to which automotive manufacturers adopt these higher voltage electrical systems.

The Company's Ni-Zn Batteries

The Company's Battery Group is engaged in the development and commercialization of an innovative, patented, nickel-zinc ("Ni-Zn") rechargeable battery. The Company believes that its Ni-Zn battery technology offers high energy density and low material costs, resulting in a low weight, high power battery with a substantial price advantage over other comparable technologies. The Company's Ni-Zn battery has been used on a limited test basis in a range of rechargeable battery applications, including bicycles, scooters, electric vehicles, trolling motors for boats, and lawn mowers. The Company also believes that its Ni-Zn battery may be used in other rechargeable battery applications, including electric wheelchairs, golf carts, power tools, and consumer and electronic products. Use of the Company's proprietary process in the construction of Ni-Zn batteries has the additional advantage of having very low environmental impact compared to lead-acid or Ni-Cd batteries. The Company intends to commercialize its Ni-Zn technology through a combination of direct sales, licensing agreements and joint venture relationships.

The Company's Ni-Zn battery combines a low-cost, light-weight nickel electrode with the high-energy of environmentally benign zinc to produce a rechargeable battery having a voltage 30% higher and an energy density per unit weight approximately 30% greater than that of conventional Ni-Cd batteries. In tests conducted by the Company, the Company's batteries have approximately 600 deep discharge cycles and approximately 11,000 shallow discharge cycles.

The rechargeable Ni-Zn battery was first patented in 1923. During the early 1980's extensive research and development efforts were made by others to develop a Ni-Zn battery with a satisfactory cycle life; these efforts were not successful. More recently, the Company has solved many of the problems which had been associated with the short cycle life. Patents have been granted to the Company in which the zinc electrode solubility (shape change) has been greatly reduced and construction features provide for a sealed maintenance-free construction. In tests conducted by the Company, the Company's batteries have achieved over 600 charge-discharge cycles with only a 20% loss in capacity.

The Ni-Zn cell developed by the Company consists of layers of positive (nickel) electrodes and negative (zinc) electrodes separated by both electrolyte absorptive layers and microporous separator layers. The Company plans to manufacture a range of cells in various energy capacities. These cells can then be arranged in series and packaged to produce convenient voltages, such as typical 12 volt blocks. The Company is supplying demonstration batteries to various potential customers for evaluation and is conducting in-house testing of its batteries for electric vehicles, electric bicycles and scooters. The EV batteries are being evaluated in a European vehicle produced in Germany and are also being supplied for evaluation to another European vehicle produced in Norway. The batteries being evaluated in these vehicles have both recently undergone successful preliminary testing, achieving ranges for these vehicles approximately 2.5 times greater than that produced by lead acid batteries of approximately equivalent weight. Also, batteries are being supplied to an Italian company for electric scooters and to several start-up electric bicycle companies in the United States. The Company is also working with bicycle companies in China through the Company's joint venture partnership in Xiamen, China (Xiamen Three Circles-ERC Battery Corp., Ltd.) to begin manufacture of the Company's batteries which is currently anticipated to begin on a small scale in late fiscal 1999.

The Company operates an extensive test facility for evaluation of all the various size cells and modules being manufactured. At any given time there are usually over 300 cells and batteries being life-tested by the Company.

To further commercialize its Ni-Zn technology, the Company intends to pursue a range of battery markets, each of which has performance requirements aligned with the benefits Ni-Zn offers. However, since these markets range from moderately-sized, current battery applications to large future markets, such as electric vehicles, the Company intends to pursue a range of business strategies. To capitalize on these opportunities, the Company plans to manufacture and sell directly to OEMs, as well as continue to enter into joint venture agreements, and license its technology to larger organizations with established manufacturing or distribution capabilities in specific markets.

Electric vehicles and hybrid electric vehicles and a range of motive power applications are significant potential markets for the Company's Ni-Zn battery. The Company believes that markets for the Ni-Zn battery include the existing markets for Ni-MH and Ni-Cd, such as power tools, high-end portable lighting, and consumer and electronic products. In addition, the Ni-Zn battery has the potential to compete in the upper cost segment of the lead acid battery markets where it would enjoy a substantial weight advantage.

Partnerships, Joint Ventures and Licenses

Corning, Inc. In January 1997 the Company entered into a license agreement with Corning, Inc. to continue the development of the Ni-Zn battery and to manufacture and market batteries worldwide. This license was exclusive for all applications with the exception of EV/HEVs for which the Company retained all rights. After approximately one and one-half years and having successfully validated the performance of the Company's technology, Corning decided for strategic business reasons to discontinue its development of certain energy related products, including the Company's batteries, and as a result discontinued the license agreement with the Company. This has allowed the Company to seek business opportunities which had previously been reserved exclusively for Corning.

Nan Ya Plastics Corporation of Taiwan/ Xiamen Three Circles Co., Ltd.. In February 1998, the Company entered into a license agreement (the "NanYa License Agreement") with a joint venture between NanYa Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's Ni-Zn batteries in EV /HEVs in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by the Company in 1998, a further $2 million to be paid to the Company upon completion of certain conditions which the Company expects will occur in the second fiscal quarter of 1999, and a final payment of $1.5 million to be paid to the Company upon completion of duplication of the battery at its facilities in China. The NanYa License Agreement provides that the Company has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between NanYa Plastics and Xiamen Three Circles Co., Ltd.

Xiamen Three Circles-ERC Battery Corp., Ltd. In July 1998, the Company also entered into a Technology Transfer and License Contract (the "Three Circles License Agreement") with Xiamen Three Circles-ERC Battery Corp., Ltd. for the use of the Company's Ni-Zn batteries in electric bicycles, scooters, three-wheel vehicles, off-road vehicles, and miner's safety lamps in China on an exclusive basis and in Southeast Asia on a non-exclusive basis. The license included an initial payment to the Company of $3 million. Pursuant to the Three Circles License

     Agreement, the Joint Venture must also pay the Company certain royalties based upon the net sales of Ni-Zn batteries sold, leased or transferred in the applicable territories. In addition the Joint Venture may sub-license the Company's technology to third parties in China, Hong Kong, Taiwan and Macao on a non-exclusive basis. In connection with the Three Circles License Agreement, the Company entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., used this $3 million as its initial investment in the joint venture, and received a 50.5% share of the joint venture called Xiamen Three Circles-ERC Battery Corp. (the "Joint Venture"). The Company reserves exclusive rights for exporting batteries from the Joint Venture to other territories outside of the exclusive and non-exclusive field territories. The Company expects to use the production capability of this Joint Venture to produce batteries to sell to OEMs and distributors.

Battery Sales and Marketing

The Company intends to build a sales and marketing organization to focus on the following;

       - To generate direct sales to OEMs and distributors in selected applications and geographical territories.

       - To develop joint venture partnerships for manufacturing and distribution in applications and geographical territories for which the Company believes strategic partners can improve its chances of success.

       - To license its technology and know-how to strategic partners in applications and geographical territories for which the above two business models are not appropriate.

The Company will focus its direct marketing efforts on those applications which represent specialty niches where the Ni-Zn battery technology has significant competitive advantages and where the channels of distribution are relatively narrow. An example of such an application is the electric wheelchair market. For those areas where broad distribution is required, the Company believes a joint venture manufacturing and/or sales partnership with companies who have a position in the distribution channels will be a more effective way to exploit the technology in a shorter amount of time. An example of such an application and a geographical area is the Company's license agreement and joint venture with Xiamen Three Circles Co., Ltd. for China and Southeast Asia. The Company intends to license its technology for those applications which require very large capital investment in manufacturing and very broad distribution channels, such as consumer electronics and power tools.

Upon establishment of the core joint venture manufacturing and sales agreements, the Company expects to use the manufacturing capability of the joint ventures to sell directly to OEMs in other geographical territories. An example may be to use the China joint venture production capability for batteries for bicycles to satisfy the North American and/or European markets for these products.

Battery Competition

Competition  in the battery  industry  is, and is  expected to remain,  intense.
Competitors range from development stage companies to major domestic and international companies, most of which have financial, technical, manufacturing, marketing, sales and other resources significantly greater than those of the Company. There are at least two, and possibly more, other battery manufacturers in the world who have demonstrated interest in developing and marketing Ni-Zn rechargeable batteries. The Company does not perceive these competitors, who are significant battery producers, to be its prime competition as their technology development is believed to be less advanced than that of the Company. The Company expects to be competing against suppliers of lead-acid, Ni-Cd, Ni-MH, and lithium rechargeables, as well as other rechargeables and potentially primary battery technologies. The Company is competing on the basis of battery performance, the price and economics of its batteries, as well as usage considerations (stability, safety, environmental).

Battery Manufacturing

The Company has leased approximately 26,000 square feet of space in Danbury, Connecticut, to be used as a small-scale manufacturing plant for Ni-Zn battery production and for office space. The small-scale Ni-Zn manufacturing plant will be designed to be flexible enough to produce batteries for the different markets which will be pursued. Different size batteries will be produced by combining different numbers of a common cell design into varying combinations of cells in series and parallel arrangements. The intended flexibility precludes investment in a completely automated facility which would have the potential for the lowest direct labor cost per unit. As the markets for higher volume batteries are proven, the Company intends to progressively automate production to reduce production costs.

All the materials required to manufacture the Company's Ni-Zn battery are readily available from multiple sources in North America. The Company's principal raw materials for the production of its battery products are nickel and zinc. Prices for both nickel and zinc, as commodities, are subject to market forces beyond the control of the Company.

Research and Development

Most of the Company's research and development has been funded by the Company's government contracts, therefore, research and development expense has been included in the Company's "cost of revenues" and not in its "research and development expense". In addition, the Company has incurred discretionary research and development expense under its government contracts for both fuel cell and battery development which has been included in "research and development expense" although it, too, has been reimbursed fully under the government contracts. During fiscal 1996, 1997 and 1998, 100% of the Company's research and development was funded by customers, including approximately $1.26 million, $1.27 million and $2.26 million, respectively, of discretionary independent research and development expense.

During 1998 the Company also formed a joint venture with the City of Xiamen, China called Xiamen-ERC Technology Company, Limited. This Joint Venture has been formed to fund other entities, such as Xiamen University, to conduct research in advanced electrochemical technologies, which will benefit the Company and Xiamen. The Company has invested $400,000 of capital into this Joint Venture which is two-thirds owned by the Company.

Proprietary Rights

The Company relies primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures (including, in some instances, the encryption of certain technical information) and contractual provisions to protect its proprietary rights. The Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its technologies. The Company can give no assurance that any patent obtained will provide protection or be of commercial benefit to the Company, or that its validity will not be challenged. The Company also seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which may afford only limited protection. The Company presently has 73 United States patents (expiring between 1999 and 2017), including 4 obtained in 1998, and 6 pending United States patent applications, including 3 filed in 1998, as well as 117 patents in certain foreign jurisdictions, including 2 obtained in 1998, and 19 pending patent applications, including 1 filed in 1998, in certain other jurisdictions, principally in Europe, South America, and Japan. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States and, because of the Company's significant international presence, the Company can give no assurance that the Company will be able to protect its proprietary rights in the jurisdictions in which it conducts business or into which it licenses its technology or in which products incorporating its technology are manufactured and sold. The Company can give no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

In addition, the Company can give no assurance that the Company's pending patent applications or any future applications will be approved, that any patents will provide it with competitive advantages or will not be challenged by third parties. Others may have filed and in the future may file patent applications that are similar or identical to those of the Company. The Company can give no assurance that any such patent application will not have priority over patent applications filed by the Company. Further, any determination that the Company's products or manufacturing processes have infringed on the product or process rights held by others could have a material adverse effect on the Company's business and results of operation. The Company has not filed for patent protection for most of its patents in certain potential major markets such as India, China and Southeast Asia. Agreements reached with partners in these areas would have to be based on trade secrets and know-how. In the future, the Company may seek patent protection in those areas.

Many of the Company's United States patents were the result of government-funded research programs. The Government does not impose significant restrictions on the Company's use of government-sponsored patents, except that military and national security applications of technology remain the property of the United States Government. Patents of the Company that were the result of government-funded research prior to January 1988 (the date the Company qualified as a small business under applicable government regulations) belong to the Government unless the Government waives its rights to these patents. In most cases, what the Company has obtained is owned by the United States Government. The Company has received a license to use these patents, which is revocable only in the limited circumstances where it has been demonstrated that the Company is not making an effort to commercialize the invention. Patents resulting from government-funded research after January 1988 automatically belong to the Company because of its small business status. In both instances, however, the Government retains a royalty free right to use the patents for government purposes. In addition, the Government may take title to the patents and may license the patented technology to others if the Government believes that the Company is not utilizing the patents. A number of the Company's patents are subject to such rights. The Company believes, however, that the likelihood of the Government exercising these rights is very small and would only occur if the Company ceased its commercialization efforts.

Government Regulation

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

Employees

As of December 31, 1998, the Company had 165 full-time employees, of which approximately 83 were engineers, scientists, and other degreed professionals and 82 were professional, technical, administrative and manufacturing support personnel. The Company considers relations with its employees to be good. The loss of key employees could cause delays in completing contracted work and development and commercialization activities.


Executive Officers of the Registrant

The executive officers of the Company and their ages are as follows:

                NAME                       AGE                          POSITION WITH THE COMPANY
                ----                       ---                          -------------------------

Jerry D. Leitman                           56                    President and Chief Executive Officer
Dr. Hansraj C. Maru                        54                    Executive Vice President and Director
Christopher R. Bentley                     56                    Executive Vice President and Director
Joseph G. Mahler                           46                    Vice President,  Chief Financial Officer, Treasurer &
                                                                    Corporate Secretary

Jerry D. Leitman has been President, Chief Executive Officer and a Director of the Company since August 1997. Mr. Leitman was previously President of ABB Asea Brown Boveri's global air pollution control businesses from 1992 to 1995. Prior to joining ABB Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational, responsible for FLAKT`s worldwide industrial businesses from 1989 to 1992. Mr.Leitman is also a Director and a member of the Audit Committee of Esterline Technologies Inc. Mr. Leitman obtained both a BS and MS in Mechanical Engineering from Georgia Institute of Technology in 1965 and 1967 respectively.

Dr. Hansraj C. Maru has been Executive Vice President and a director of the Company since December 1992. Dr. Maru was Chief Operating Officer of the Company from December 1992 to December 1997. Prior to that he was Senior Vice President-Research and Development of the Company. Dr. Maru joined the Company in 1977. Prior to joining the Company, Dr. Maru was involved in fuel cell development at the Institute of Gas Technology. Dr. Maru received a Ph.D. in Chemical Engineering from the Illinois Institute of Technology in 1975.

Christopher R. Bentley has been a director of the Company since June 1993 and Executive Vice President of the Company since September 1990. Mr. Bentley was President of Fuel Cell Manufacturing Corporation, a subsidiary of the Company, from September 1990 to December 1997. From 1985 through 1989 he was Director of Manufacturing (1985), Vice President and General Manager (1985-1988) and President (1988-1989) of the Turbine Airfoils Division of Chromalloy Gas Turbine Corporation, a major manufacturer of gas turbine hardware. Mr. Bentley received a BSME from Tufts University in 1966.

Joseph G. Mahler joined the Company in October 1998 as Vice President, Chief Financial Officer, Corporate Secretary and Treasurer. Prior to joining the Company, Mr. Mahler was Vice President-Chief Financial Officer at Earthgro, Inc. from 1993 to 1998 and prior to that, he was a partner at Ernst & Young. Mr. Mahler received a B.S. in Accounting from Boston College in 1974.

Significant Employee

Allen Charkey has been Executive Vice President and Chief Operating Officer of Evercel, Inc., the subsidiary of the Company formed to operate the Company's battery group, since October 1988 and a director of Evercel, Inc. since its formation in June 1998. He joined the Company in 1970 and has held various positions of increasing responsibility at the Company since then. Prior to joining the Company, Mr. Charkey was employed by Yardney Electric Corporation from 1963 to 1970 as a battery scientist.

Item 2. PROPERTIES

The Company currently owns and occupies approximately 72,000 square feet in two interconnected single story buildings on 10.8 acres, of which approximately 5.4 acres are currently used, in Danbury, Connecticut. For specific information with respect to the mortgage on the Danbury, CT facility, see Note 6 to consolidated financial statements. Additionally, ERC has leased a 63,000 square foot facility in Torrington, Connecticut for its manufacturing operations. The lease expires February 1, 2001, however, the Company is currently negotiating to extend the term of this lease. The annual lease cost of the Torrington facility is approximately $325,000. The

     Company is leasing approximately 28,500 square feet of space in Danbury, Connecticut, to be used as a small-scale manufacturing plant for Ni-Zn battery production and for office space. The annual lease cost in Danbury, Connecticut is approximately $171,000. The Company believes that its facilities are adequate for its current operations.

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


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock (Common Stock), par value $.0001, has been publicly traded since June 25, 1992. From September 21, 1994 through February 25, 1997 the Common Stock traded on the Nasdaq National Market ("NASDAQ") and since February 26, 1997 the Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "ERC". On January 26, 1999 there were approximately 1,833 common stockholders of record.


The  following  table  sets forth the range of high and low prices of the Common
Stock on the AMEX and NASDAQ for the fiscal quarters indicated, as reported by AMEX and the NASDAQ.

Year Ended 10/31/98                                          High                          Low
-------------------                                          ----                          ---

First Quarter                                              $17.438                      $12.750
Second Quarter                                              29.000                       14.875
Third Quarter                                               24.500                       17.250
Fourth Quarter                                              18.250                        9.500

Year Ended 10/31/97                                          High                          Low
-------------------                                          ----                          ---

First Quarter                                              $15.625                       $9.750
Second Quarter                                              13.000                        9.375
Third Quarter                                               10.750                        8.500
Fourth Quarter                                              20.500                        9.375


The Company has never paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates retaining all of its earnings to finance future growth.
Under the terms of the Company's Loan Agreement with First Union Bank of Connecticut, the Company may not, without the written consent of First Union Bank, declare or pay any dividend.

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 1998 have been derived from the audited consolidated financial statements of the Company together with the notes thereto included elsewhere in this Report (the "Consolidated Financial Statements"). The data set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                         STATEMENT OF OPERATIONS DATA
                 (in thousands, except share and per share data)


                                            1998               1997          1996              1995            1994
                                            ----               ----          ----              ----            ----

Net Sales                               $   24,318         $   24,830    $   29,446        $   33,955      $   30,084
Gross Profit                                 9,728              9,188         8,551             7,696           8,020
Operating Expenses:
Administrative & Selling                     6,986              6,081         4,858             4,513           4,730
Depreciation                                 1,529              1,768         1,919             1,801           1,663
Research & Development                       2,258              1,270         1,260               944           1,348
Operating income (loss)                     (1,045)                69           514               438             279
Interest & other income,
 net                                           267                307           442               317             148
Interest expense                              (269)              (354)         (503)             (459)           (435)
License fee income net                         678                650           357               357             364
Income (loss) before income taxes             (369)               672           810               653             356
Income tax expense                              13                247           301               211             136
Net income (loss)                       ($     382)         $     425     $     509         $     442       $     220
                                         ---------          ---------     ---------         ---------       ---------


Basic earnings (loss) per share          $   (0.09)         $    0.11     $    0.13         $    0.12       $    0.06
Basic shares outstanding                 4,081,018          3,954,507     3,796,320         3,714,490       3,692,705
Diluted earnings (loss) per share        $   (0.09)         $    0.10     $    0.13         $    0.11       $    0.06
Diluted shares outstanding               4,081,018          4,191,830     4,063,061         3,972,281       3,923,925


                               BALANCE SHEET DATA

Working capital                           $ 10,234            $ 6,366       $ 8,087           $ 8,216         $ 7,619
Total assets                                26,843             21,433        23,540            23,847          22,515
Long-term debt                               1,944              2,699         4,363             6,487           5,839
Total shareholders' equity                  15,870             14,769        14,062            12,238          11,685




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company obtains its revenues primarily from government, industry funded research and development contracts and license fees. These contracts are generally multi-year, cost reimbursement type contracts The majority of these are United States Government contracts which are dependent upon the government's continued allocation of funds.

Under a cost-reimbursement contract, the Company is reimbursed for reasonable and allocable costs of the materials, subcontracts, direct labor, overhead, general and administrative expenses, independent research and development costs, and bid and proposal preparation costs, provided the total of such costs do not exceed the reimbursement limits set by the contract. In addition, some of these contracts bear a fixed fee or profit. The profitability of these contracts to the Company depends upon charging direct costs to contracts, maintaining adequate control of overhead costs and general and administrative expenses so they do not exceed the approved billing rates, and limiting the aggregate reimbursable costs to the allowable amounts set by the contract.

In addition to cost reimbursement contracts, the Company enters into firm fixed-price contracts and cost-sharing type contracts. In performance of a firm fixed price contract, the Company is paid the price that is set in advance without regard to the costs actually incurred in performance, subject to certain excess profit limitations. In a cost sharing type contract, the Company agrees in advance to contribute or cause to be contributed an agreed upon amount of funds, third party services or in-kind services toward fulfilling the objective of the contract. Except for the Company's cost contributions, the contract operates in substantially the same manner as a cost reimbursement type contract. At present, most of the Company's contracts are cost shared and no fee or profit is allowed. The government contracts and agreements provide for a cost-of-money recovery based upon capital investment in facilities employed in contract performance.

Since 1983, when the Company began to shift its emphasis from fuel cells for military use to commercial applications, the Company's primary focus has been researching and developing carbonate fuel cells. The funding received for this research has represented a substantial portion of the Company's revenues.

The Company will continue to seek research and development contracts for all its product lines. To obtain contracts, the Company must continue to prove the benefits of its technologies and be successful in its competitive bidding. Failure to obtain these contracts could have an adverse effect upon the Company.

Because the Company receives a significant portion of its revenues from contracts with the Department of Energy and other government agencies, future revenues and income of the Company could be materially affected by changes in government agency procurement policies, a reduction in expenditures for the services provided by the Company, and other risks generally associated with government contracts. In general, the Company's government contracts may be terminated, in whole or in part, at the convenience of the government. A reduction or delay in the Company's government funding could have a material adverse effect on the Company's ability to commercialize its fuel cell technology.

In 1998, the DOE allocated approximately $12,900,000 increasing the total DOE funding to $65,800,000 since inception. For the 1999 budget, $15,700,000 is expected to be allocated to the Company's DOE direct fuel cell cooperative agreement of which $3,500,000 was awarded in November 1998. Separately the Company received approximately $3,000,000 in additional funding on its Navy program for the development of a shipboard direct fuel cell.

During 1998, the funding received for its major cooperative agreement was less than the amount anticipated due to a DOE budget shortfall. The Company adjusted its expenditures to the lower funding rates as it had done in prior years. The Company is currently reviewing 1999 expenditure levels based upon expected funding from DOE. The result of adjusting expenditure levels may cause delays on the work being performed under existing contracts, which inevitably cause delays in the Company's activities and commercialization schedule.

In 1998, the Company decided to accelerate the commercialization of its proprietary nickel-zinc (Ni-Zi) battery technology. On October 1, 1998, the Company announced that its Board of Directors had approved a plan to effect a spin-off to its stockholders of 100% of the shares of Evercel, Inc. In connection with this transaction, which is expected to occur in early 1999, the Company plans to transfer to Evercel the principal assets and liabilities related to the Battery Group.

RESULTS OF OPERATIONS

1998 compared to 1997. Revenues decreased 2% to $24,318,000 in the 1998 period from $24,830,000 in the 1997 period. The decrease in revenues was primarily due to the final completion of all activities related to the Direct Fuel Cell power plant project in Santa Clara, California. The decline was partially offset by an increase in billings, as compared to fiscal year 1997, on the DOE Agreement and the contract with the U.S. Navy for the development of ship service fuel cells.

Cost of revenues decreased 7% to $14,590,000 in the 1998 period from $15,642,000 in the 1997 period due to decreased revenues and partially offset by increased spending levels on research and development.

Administrative and selling expenses increased 15% to $6,986,000 in the 1998 period from $6,081,000 in the 1997 period. The 1998 period reflects an increase in costs related primarily to the acceleration of the commercialization of the Ni-Zi battery technology. These included salary and fringe benefits, and legal and professional costs related to the creation of joint venture and licensing agreements with the Company's Chinese partner, the unconsummated acquisition of a battery manufacturing company, and the costs associated with the distribution and Rights offering in connection with the spin off of the Battery Group. These costs amounted to $400,000, $280,000, and $240,000, respectively. Depreciation expense decreased 14% to $1,529,000 in the 1998 period from $1,768,000 in the 1997 period. The decrease was substantially due to completion of the depreciation period for assets capitalized in 1992 related to the manufacturing facility in Torrington, which ended February 1, 1998. Research and Development expenses increased 78% to $2,258,000 in the 1998 period from $1,270,000 in the 1997 period. This was a result of increased costs as compared to fiscal 1997 relating to the commercialization of the battery technology amounting to $886,000 and to the development of fuel cell technology of $102,000.

License fee income, net, increased 4% to $678,000 in the 1998 period from $650,000 in the 1997 period. Decreased income resulting from the termination of the Company's battery license with Corning in May 1998 was more than offset by increased license fee income from the Nan Ya license.

     Interest expense decreased 24% to $269,000 in the 1998 period from $354,000 in the 1997 period due to a decrease in the prime rate and the reduction of notes payable to MTU.

     Interest and other income, net, decreased 13% to $267,000 in the 1998 period from $307,000 in the period. The decrease resulted from lower interest rates on invested funds.

The effective tax rate decreased to 3.6% in the 1998 period from 36.7% in the 1997 period. The primary reason for the difference in the rate is attributable to non-deductible expenses for tax purposes relating to the spin off of the Battery Group.

1997 compared to 1996. Revenues decreased 16% to $24,830,000 in the 1997 period from $29,446,000 in the 1996 period. The expected decrease in revenues was due primarily to the completion of the Santa Clara Plant. The decrease was partially offset by an increase in billings under the Company's other contracts.

     Cost of revenues decreased 25% to $15,642,000 in the 1997 period from $20,895,000 in the 1996 period. The decrease was due primarily to the completion of the Santa Clara Plant.

Administrative and selling expense increased 25% to $6,081,000 in the 1997 period from $4,858,000 in the 1996 period. The 1997 period reflects an increase in various expenses including bid and proposal activity, employment costs, amortization and legal and professional fees. Depreciation decreased 8% to $1,768,000 in the 1997 period from $1,919,000 in the 1996 period. The decrease was due substantially to completion of the amortization of costs associated with the Company's manufacturing facility. Research and development expense was relatively unchanged at $1,270,000 in the 1997 period and $1,260,000 in the 1996 period.

Income from operations decreased 87% to $69,000 in the 1997 period from $514,000 in the 1996 period. The decrease was due primarily to the recovery of non-recurring costs associated with certain Company contracts in the 1996 period and the incurrence of certain non-recoverable employment related costs due to the hiring of a new chief executive officer in the 1997 period. The remainder of the decrease was due to the decrease in the revenues related to the completion of the Santa Clara Plant.

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

Liquidity and Capital Resources

     The Company has funded its operations primarily through cash generated from operations including government contracts and cooperative agreements, borrowings, and sales of equity. In 1998, the Company also received License FeeIncome of $1,500,000 from the Xiamen-Three Circles Co. (formerly Xiamen Daily-Used Chemicals Co.) and Nan Ya Plastics Corp. license agreement and
$3,000,000 from the Xiamen-Three Circles Co. (formerly Xiamen Daily-Used Chemicals Co.) Agreement. The $3,000,000 was subsequently invested in the Joint Venture to obtain a 50.5% ownership position in the Joint Venture.

At October 31, 1998, the Company had working capital of $10,234,000 including $10,304,000 of cash and cash equivalents, compared to working capital of $6,366,000 including $6,802,000 of cash and cash equivalents at October 31, 1997. The primary increase in cash is the result of investing the license fee of $3,000,000 received as part of the Three Circles License Agreement into the Joint Venture, and the exercise of stock options and purchase of stock under benefit plans of $858,000.

During 1998, cash of $2,516,000 was provided from operations primarily from increased deferred income related to the license fees received from the Nan Ya License Agreement of $1,300,000 and depreciation and amortization of $1,942,000. Offsetting these increases was a $2,203,000 increase in current assets
(excluding cash) primarily related to increased accounts receivable from the government, legal and professional expenses related to the spin off and Rights offering for Evercel, and an increase in deferred taxes related to the deferred license fee income and accrued incentive costs. Current liabilities increased $1,837,000 which includes deferred income of $1,300,000 from the Nan Ya License Agreement, expenses connected to the commercialization of the battery business, and increased incentive costs. These funds were used to acquire $1,650,000 in property, plant and equipment and retire $1,701,000 in debt.

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

During the 1996 period, the Company entered lending arrangements with First Union Bank of Connecticut, a subsidiary of First Union Corporation, which provide for (i) a $2,250,000 five-year term loan facility, which bears interest at a floating rate equal to 1.75 percent above London Interbank Offered Rates (LIBOR), and (ii) a $600,000 term loan facility to the Company's fuel cell manufacturing subsidiary, which bears interest at a floating rate equal to 1.75 percent above LIBOR. The term loan facility was fully repaid in 1998.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. The pledge of ERC stock and certain machinery, equipment and leasehold improvements at the Torrington, CT, facility, secured this loan. During fiscal 1996, $877,000 of this loan was converted into 97,397 shares of common stock of the Company. MTU extended the maturity of $630,000 of the loan to November 30, 1997 with the right to convert to common stock at $9 per share. During December 1997 the Company paid the entire balance of principal and interest due in the amount of $673,000.

In December 1994, the Company entered into a Cooperative Agreement with the U.S. Department of Energy (DOE) pursuant to which the DOE agreed to provide funding to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The current aggregate dollar amount of that contract is $144,000,000 with the DOE providing $86,000,000 in funding. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 90% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. Failure of the Company to obtain the required final 10% of the funding from non-U.S. government sources on a timely basis, could result in delay or reduction of DOE funding.

The Company will need to raise additional funds to expand its Direct Fuel Cell manufacturing capability. The first stage in this process is to raise the output capability of the Company's manufacturing facility to 50 MW per year. Approximately $16 million has been estimated for this step. The Company cannot assure that this funding will be available on favorable terms, if at all, or that such funding if obtained would enable the Company to achieve the desired output level. In the interim, the Company is using existing funds to expand production capacity incrementally. See "Introductory Statement - Forward-looking Information Disclaimer."

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through 1999. However, the Company may require additional capital beginning in 1999 if the aforementioned plan to expand manufacturing capability in its Torrington, CT facility is implemented.

Proposed Evercel Spin-off

On October 1, 1998, the Company announced that its Board of Directors had approved a plan to effect a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a newly formed, wholly-owned subsidiary of the Company. In connection with this transaction, which is expected to occur in early 1999, the Company plans to transfer to Evercel the principal assets and liabilities related to the Battery Group. Following the transfer, the Company plans to distribute to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of the Company held.

As of October 31, 1998, the Company had $1,175,000 of assets and $753,000 of liabilities attributable to the battery business that it intends to transfer to Evercel. In addition, in fiscal 1998, the Company's revenues and net loss attributable to the battery business were $438,000 and ($2,201,000), respectively. In connection with the proposed spin-off, the Company anticipates that it will also transfer its interest in the Joint Venture and the related Three Circles License Agreement to Evercel.

Year 2000 Readiness Disclosure

The year 2000 ("Y2K") issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities.

The Company is evaluating the Y2K issue with respect to its financial and management information systems, its products and its suppliers. At this point in its assessment, the Company is not currently aware of any Y2K problems that are reasonably likely to have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems.

The  Company  believes  that its  accounting  and  information  systems  will be compliant as a result of installing new software. The Company anticipates that it will be able to complete, test and implement all upgrades of this software that may be material to its business on a timely basis. The implementation of this software is part of an on-going project to upgrade the information systems at ERC. If this software is not implemented on a timely basis, the cost to upgrade the existing software would be $18,000. There is a risk that notwithstanding is internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to the Company's business, which could have a material adverse effect on its business, results of operations and financial condition.

The Company is also exposed to the risk that it could experience material payment or sales delays from its major customers, including the U.S. Government, due to year 2000 issues relating either to their management information or production systems. The Company has inquired of these third parties in an attempt to ascertain their year 2000 readiness. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers and customers, to achieve year 2000 compliance. Moreover, such third parties, even if year 2000 compliant, could experience difficulties resulting from year 2000 issues that may affect their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any material shipment delays from their major product suppliers or any material payment or sales delays from its major customers due to year 2000 issues, these third parties could experience year 2000 problems that could have a material adverse effect on the Company's business, results of operations and financial condition.

Apart from its activities described herein, the Company plans to develop a contingency plan to address Y2K issues. As the Company is primarily involved in the research and development of fuel cell technology, it is not subject to major supply issues at this time. The Company believes that alternate sources of material are available to supply Company requirements and the Company will prepare its plans to identify these. To the extent that the Company does not identify any material non-compliant year 2000 issues affecting the Company or third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risk will be limited to, loss of customers or orders, increased operating costs, inability to obtain materials on a timely basis or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Interest Rate Exposure

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long term debt obligations. The investment portfolio includes short term United States Treasury instruments with maturities of three months or less. Cash is invested overnight with high credit quality financial institutions. The Company's notes payable expire in 2000 and 2001. Based on the Company's overall interest exposure at October 31, 1998, including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

Currency Rate Exposure

The Company's functional currency is the U.S. dollar. During 1998, the Company invested $3,000,000 in a joint venture. This investment is currently being maintained in U.S. dollars. Since the cash deposit with the joint venture is in U.S. dollars, the company's foreign currency risk is limited to the investment in the joint venture. To the extent that the Company expands its international operations, the Company will be exposed to increased risk of currency fluctuation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" contained in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 30, 1999 (the "1999 Proxy Statement") to be filed with the SEC within 120 days from the fiscal year end.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Section captioned "Executive Compensation " to be contained in the 1999 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Section captioned "Security Ownership of Certain Beneficial Owners and Management" to be contained in the 1999 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Section captioned "Certain Relationships and Related Transactions" to be contained in the 1999 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

1)   Independent Auditors' Report

     KPMG LLP (See page F-2, hereof.)

2) Consolidated Balance Sheets as of October 31, 1998 and 1997 (See page F-3 hereof.)

3) Consolidated Statements of Income (Loss) for Years Ended October 31, 1998, 1997 and 1996 (See page F-4, hereof.)

4) Consolidated Statements of Changes in Common Shareholders' Equity for the Years Ended October 31, 1998, 1997 and 1996 (See page F-5, hereof.)

5) Consolidated Statements of Cash Flows for the Years Ended October 31, 1998, 1997 and 1996 (See page F-6, hereof.)

6) Notes to Consolidated Financial Statements (See pages F-7 thru F-22, hereof.)

(A) (2) FINANCIAL STATEMENT SCHEDULES

Supplement schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


(A) (3) EXHIBITS
----------------
                          (A) (3) EXHIBITS TO THE 10-K
                          ----------------------------
                                                                                                       Method of
Exhibit No.                     Description                                                             Filing
-----------------------------------------------------------------------------------------------------------------------

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

10.4            **License Agreement, dated November 24, 1981, between Mitsubishi
                Electric  and  the  Company,  as  amended  by  Agreements  dated
                December 4, 1981, June 3, 1983,  January 11, 1984,  November 20,
                1986, November 23, 1988 and November 23, 1991 (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated
                June 1, 1992)

10.6 **License Agreement, dated February 11, 1988, between EPRI and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1 (File No. 33-47233)
                dated April 14, 1992)

10.9            **License   Agreement,   dated   November  30,   1989,   between
                Messerschmitt-Daimler   Benz  and  the   Company   (confidential
                treatment  requested)  (incorporated  by reference to exhibit of
                the  same  number   contained  in  the  Company's   Registration
                Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21           *Energy Research Corporation 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its
                Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26 Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Daimler Benz and the Company (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 3 to its Registration Statement on Form
                S-1 (File No. 33-47233) dated June 24, 1992)

10.27           Cross-Licensing and Cross-Selling Agreement, dated as of July 16, 1998, between the Company and MTU Friedrichshafen GmbH.

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

10.39           **Cooperative  Agreement,  dated December 20, 1994,  between the
                Company and the United States Department of Energy,  Cooperative
                Agreement #DE-FC21-95MC31184  (confidential treatment requested)
                (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October
                31, 1994 dated January 18, 1995)

10.40           Loan and  Security  Agreement  between  the  Company and MetLife
                Capital Corporation. (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1995 dated January 17, 1996)

10.41           *Amendment No. 2 to the Energy Research  Corporation Section 423
                Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended
                April 30, 1996 dated June 13, 1996

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

10.47           Amendment  of  Cooperative  Agreement  dated  September  5, 1996 between the Company and the United States  Department of Energy,
                Cooperative   Agreement   #DE-FC21-95MC31184   (incorporated  by
                reference  to  exhibit  of  the  same  number  contained  in the
                Company's 10-K for the fiscal year ended October 31, 1998)

10.48 *Employment Agreement between Energy Research Corporation and the Chief Financial Officer, Treasurer and Secretary, dated
                October 5, 1998.

10.49 *Employment Agreement between Energy Research Corporation and the President and Chief Executive Officer, dated August 1, 1997
                (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended
                October 31, 1997)


10.50 Technology Transfer and License Agreement between the Company and the Joint Venture owned jointly by the Xiamen Daily-Used
                Chemicals Co., Ltd. of China and Nan Ya Plastics  Corporation of
                Taiwan, dated February 21, 1998 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1998)**

10.51           Technology Transfer and License Contract, dated May 29, 1998 for
                Ni-Zn Battery Technology among Xiamen ERC Battery Corp., Ltd., and Xiamen Daily-Used Chemicals Co., Ltd. and the Company
                (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31,
                1998)**.

10.52           Cooperative  Joint Venture  Contract,  dated as of July 7, 1998, between  Xiamen Three  Circles Co., Ltd. and the Company for the
                establishment of Xiamen Three Circles-ERC Battery Corp., Ltd., a
                Sino  Foreign   Manufacturing  Joint  Venture  (incorporated  by
                reference  to  exhibit  of  the  same  number  contained  in the
                Company's 10-Q for the period ended July 31, 1998)**.

10.53           Amendment to the Energy Research Corporation 1988 Stock Option Plan, as amended
                (incorporated by reference to exhibit of the same number contained in the
                Company's 10-Q for the period ended July 31, 1998).

10.54           The Energy Research Corporation 1998 Equity Incentive Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1998).

21              Subsidiaries  of  the  Company  (incorporated  by  reference  to
                exhibit  of  the  same  number   contained   in  the   Company's
                Registration Statement on Form S-1, (File No.33-47233) dated April 14, 1992)

23.1            Consent of KPMG LLP

27              Financial data schedule

*  Management  Contract  or  Compensatory  Plan  or  Arrangement  **Confidential
Treatment has been granted for portions of this document.


(b)  REPORTS ON FORM 8-K.

     None


                                Table of Contents

                                                                   Page

Independent Auditors' Report                                        F-2

Consolidated Balance Sheets - October 31, 1998 and 1997             F-3

Consolidated Statements of Income (Loss) for Years ended
  October 31, 1998, 1997 and 1996                                   F-4

Consolidated Statements of Changes in Common
  Shareholders' Equity for the Years ended October 31,
  1998, 1997 and 1996                                               F-5

Consolidated Statements of Cash Flows for the Years
  ended October 31, 1998, 1997 and 1996                             F-6

Notes to Consolidated Financial Statements                          F-7

                          Independent Auditors' Report



The Board of Directors
Energy Research Corporation:


We have audited the accompanying consolidated balance sheets of Energy Research Corporation (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of income (loss), changes in common shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Research Corporation as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP

January 22, 1999
Stamford, CT

                           ENERGY RESEARCH CORPORATION
                           Consolidated Balance Sheets
                            October 31, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)

                                                                                      1998                1997
                                                                                  ------------        ------------

     ASSETS

Current assets:
   Cash and cash equivalents                                                      $      10,304              6,802
   Accounts receivable                                                                    3,813              2,828
   Inventories                                                                               30                 47
   Deferred income taxes                                                                  1,073                205
   Other current assets                                                                     646                279
                                                                                  -------------      -------------
        Total current assets                                                             15,866             10,161

Property, plant and equipment, net                                                        8,347              8,254
Other assets, net                                                                         2,630              3,018
                                                                                  -------------      -------------

        Total assets                                                              $      26,843             21,433
                                                                                  =============      =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Current portion of long-term debt                                              $         755              1,702
   Accounts payable                                                                         620                865
   Accrued liabilities                                                                    2,928              1,182
  Current portion of deferred license fee income                                          1,329                 46
                                                                                  -------------      -------------
        Total current liabilities                                                         5,632              3,795

Long-term liabilities:
   Long-term debt                                                                         1,944              2,699
   Deferred income taxes                                                                    177                170
                                                                                  -------------      -------------
        Total liabilities                                                                 7,753              6,664
                                                                                  -------------      -------------

Minority interest                                                                         3,220                 --
                                                                                  -------------      -------------

Shareholders' equity:
    Convertible preferred stock, Series C ($.01 par
       value); 30,000 shares outstanding in 1998
       and 1997                                                                             600                600
                                                                                  -------------      -------------

    Common shareholders' equity:
        Common stock, ($.0001 par value);
           8,000,000 shares authorized: 4,129,273 and 4,000,650 shares issued and outstanding  in 1998 and 1997, respectively
       Additional paid-in capital                                                        12,943             11,460
       Retained earnings                                                                  2,327              2,709
                                                                                  -------------      -------------
          Total common shareholders' equity                                              15,270             14,169
                                                                                  -------------      -------------
         Total shareholders' equity                                                      15,870             14,769
                                                                                  -------------      -------------

         Total liabilities and shareholders' equity                               $      26,843             21,433
                                                                                  =============      =============


        The accompanying notes are an integral part of the consolidated financial statements.

                           ENERGY RESEARCH CORPORATION
                    Consolidated Statements of Income (Loss)
                   Years ended October 31, 1998, 1997 and 1996
           (Dollars in thousands, except share and per share amounts)



                                                             1998                   1997                  1996
                                                         ------------           ------------          ------------


Revenues                                                $      24,318                24,830               29,446

Costs and expenses:
    Cost of revenues                                           14,590                15,642               20,895
    Administrative and selling                                  6,986                 6,081                4,858
    Depreciation                                                1,529                 1,768                1,919
    Research and development                                    2,258                 1,270                1,260
                                                            ---------             ---------            ---------
         Total costs and expenses                              25,363                24,761               28,932
                                                            ---------             ---------            ---------

Income (loss) from operations                                  (1,045)                   69                  514

License fee income, net                                           678                   650                  357

Interest expense                                                 (269)                 (354)                (503)
Interest and other income, net                                    267                   307                  442
                                                            ---------             ---------            ---------

Income (loss) before provision for
    income taxes                                                 (369)                  672                  810

Provision for income taxes                                         13                   247                  301
                                                            ---------             ---------            ---------

Net  income (loss)                                       $       (382)                  425                  509
                                                            =========             =========            =========

Basic earnings (loss) per share                          $      (0.09)                 0.11                 0.13
                                                            =========             =========            =========

Basic shares outstanding                                    4,081,018             3,954,507            3,796,320
                                                            =========             =========            =========

Diluted earnings (loss) per share                        $      (0.09)                 0.10                 0.13
                                                            =========             =========            =========

Diluted shares outstanding                                  4,081,018             4,191,830            4,063,061
                                                            =========             =========            =========


        The accompanying notes are an integral part of the consolidated financial statements.

                           ENERGY RESEARCH CORPORATION
    Statements of Changes in Common Shareholders' Equity Years ended October
      31, 1998, 1997 and 1996 (Dollars in thousands, except share amounts)


                                                       Shares                                             Total
                                                         of           Additional                          common
                                                       common          paid-in         Retained        shareholders'
                                                        stock          capital         earnings           equity
                                                    ------------    -------------    -------------     -------------


Balance at October 31, 1995                          3,728,914       $   9,263           1,775             11,038

Issuance of common stock
   under benefit plans                                  32,809             193              --                193
Conversion of preferred stock
    to common stock                                     30,000             600              --                600
Conversion of notes payable
    to common stock                                     97,397             877              --                877
Warrants exercised                                      22,667             245              --                245
     Net income                                             --              --             509                509
                                                     ---------       ---------       ---------           --------

Balance at October 31, 1996                          3,911,787          11,178           2,284             13,462

Issuance of common stock
   under benefit plans                                  96,621             188              --                188
Common stock retired                                    (8,119)             --              --                 --
Conversion of notes payable
    to common stock                                        361               3              --                  3
Tax effect of disposition
 of stock options                                           --              91              --                 91
 Net income                                                 --              --             425                425
                                                     ---------       ---------       ---------           --------

Balance at October 31, 1997                          4,000,650          11,460           2,709             14,169

Compensation for options granted                        --                 239              --                239
Issuance of common stock under
    benefit plans                                       15,226             172              --                172
Common stock retired                                    (2,022)            (31)             --                (31)
Stock options exercised                                115,419             718              --                718
Tax effect of  disposition
    of stock options                                        --             385              --                385
Net loss                                                    --              --            (382)              (382)
                                                     ---------       ---------       ---------           --------

Balance at October 31, 1998                          4,129,273      $   12,943           2,327             15,270
                                                     =========       =========       =========          =========


        The accompanying notes are an integral part of the consolidated financial statements.

                           ENERGY RESEARCH CORPORATION
                      Consolidated Statements of Cash Flows
                   Years ended October 31, 1998, 1997 and 1996
                             (Dollars in thousands)





                                                                      1998                1997                1996
                                                                 -------------        ------------        ------------

Cash flows from operating activities:
   Net income (loss)                                                $     (382)                425                 509
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Compensation for options granted                                   239                  --                  --
        Depreciation and amortization                                    1,942               2,162               2,156
        Deferred income taxes                                             (738)                (90)                 46
        Conversion of accrued interest to
           principal on long-term debt                                      --                  38                 109
        (Gain) loss on disposal of property                                  6                  (1)                  3
        (Increase) decrease in operating assets:
           Accounts receivable                                            (985)                 20                 355
           Inventories                                                      17                  25                 107
           Other current assets                                           (367)                (48)               (144)
 Increase (decrease) in operating liabilities:
      Accounts payable                                                    (245)               (367)             (1,151)
      Accrued liabilities                                                1,746                  63                (476)
      Deferred license fee income                                        1,283                 (66)                (66)
                                                                     ---------           ---------           ----------

        Net cash provided by operating activities                        2,516               2,161               1,448
                                                                     ---------           ---------           ----------

Cash flows from investing activities:
   Capital expenditures                                                 (1,650)             (2,801)             (1,904)
   Proceeds-sale of marketable securities                                   --               2,025               2,000
   Payments on other assets                                                 (3)                (77)                (97)
                                                                     ---------           ---------           ----------

        Net cash used in investing activities                           (1,653)               (853)                 (1)
                                                                     ---------           ---------           ----------

Cash flows from financing activities:
   Repayment on long-term debt                                          (1,701)             (2,382)             (3,823)
   Sale of minority interest in joint venture                            3,220                  --                  --
   Proceeds from long-term financing                                        --                  --               4,113
   Common stock issued                                                     858                 188                 438
   Tax effect of stock options exercised                                   262                  91                  --
                                                                     ---------           ---------           ----------

        Net cash provided by (used) in financing activities              2,639              (2,103)                728
                                                                     ---------           ---------           ----------

Net increase (decrease) in cash and cash equivalents                     3,502                (795)              2,175

Cash and cash equivalents-beginning of year                              6,802               7,597               5,422
                                                                     ---------           ---------           ----------

Cash and cash equivalents-end of year                              $    10,304               6,802               7,597
                                                                     =========           =========           =========

Cash paid during the period for:
   Interest                                                        $       269                 344                 404
   Income taxes                                                            620                 446                 508


        The accompanying notes are an integral part of the consolidated financial statements.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


(1)    Summary of Significant Accounting Policies

       Nature of Business

       Energy Research Corporation (the Company or ERC) is engaged in the development of electrochemical technologies for electric power generation and storage. The Company manufactures fuel cell and battery products, generally on a contract basis.

       The Company's revenues are generated from customers located throughout the United States, Europe and Asia. The Company generally does not require collateral in providing credit except for international sales where a deposit may be required with the purchase orders.

       Principles of Consolidation

       The accompanying financial statements include the accounts of the Company and its three subsidiaries: Xiamen Three Circles - ERC Battery Corp., a 50.5% owned joint venture formed between the Company and Xiamen Three Circle Co., Ltd.; Xiamen-ERC High Technology Joint Venture, Inc. a 66-2/3% owned joint venture formed between the Company and the City of Xiamen, PRC; and Evercel, Inc. a wholly-owned subsidiary.

       Cash and Cash Equivalents

       Cash equivalents consist primarily of United States Treasury instruments issued directly by the agency with original maturities of three months or less at date of acquisition. The Company places its temporary cash investments with high credit quality financial institutions.

       Inventories

       Inventories consist principally of raw materials and are stated at the lower of cost or market.

       Property, Plant and Equipment

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

       Intellectual Property

       Intellectual property including patents and know-how is carried at no value.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)



       Revenue Recognition

       Revenues and fees on long-term contracts, including government and commercial cost reimbursement contracts, are recognized on the percentage-of-completion method. Percentage-of-completion is measured by costs (including applicable general and administrative) incurred and accrued to date as compared with the estimated total costs for each contract. Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Provisions for estimated losses, if any, are made in the period in which such losses are determined. The Company recognized approximately $74, $42 and $1,131 of long-term contract revenues from corporate shareholders of the Company during fiscal years ended October 31, 1998, 1997 and 1996, respectively.

       License fee income arises from license agreements whereby the Company grants the right to use Company patents and know-how. Amounts are deferred and recognized ratably over the respective terms of the agreements. The Company recognized approximately $266, $316 and $316 of license fee income during each of the fiscal years ended October 31, 1998, 1997 and 1996, under license agreements with corporate shareholders of the Company.

       Revenues from the U.S. Government and its agencies directly and through primary contractors were $24,221, $23,377 and $22,410, for the years ended October 31, 1998, 1997 and 1996, respectively.

       Income Taxes

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

       Stock Option Plan

       Prior to November 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

       On November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal years beginning after December 15, 1994 as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       Earnings Per Share (EPS)

       Basic earnings per share are based upon the weighted average common shares outstanding during the period. Diluted earnings per share assume exercise of in-the-money stock options outstanding and full conversion of convertible preferred stock into common stock at the beginning of the year or the date of issuance, unless they are antidilutive.

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       Impairment of Long-Lived Assets

       The Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," in fiscal year 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Companys financial position, results of operations, or liquidity.

       Accounting Changes

       FASB Statement No. 128 - Effective the first quarter ending January 31, 1998 the Company adopted Statement of Financial Accounting Standards
       (SFAS) No. 128 - "Earnings per Share." SFAS No. 128 simplifies the calculation of earnings per share (EPS), replaces primary EPS with basic EPS and replaces fully diluted EPS with diluted EPS.

       Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. In 1998, the Company has computed EPS without consideration to potentially dilutive instruments due to the loss incurred by the Company.

       FASB Statement No. 129 - Effective  October 1998,  the Company  adopted
       No.129, "Disclosure of Information about Capital Structure". The statement lists required disclosures about capital structure. SFAS No. 129 did not require any revisions to the Company's existing disclosures.

       FASB Statement No. 130 - Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the Company, comprehensive income is the same as net income (loss).

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       FASB Statement No. 131 - In June 1997,  SFAS No. 131  "Disclosures  about
       Segments of an Enterprise and Related Information" , was issued by the FASB. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This standard is effective for fiscal years beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations.

       FASB Statement No. 133 - In June 1998, the Financial Accounting Standard Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

       During 1998, the American Institute of Certified Public Accountants ("AICPA") released its Statement of Position No. 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position No. 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities," both of which are effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that the costs related to the preliminary project stage and the post-implementation stage of an internal-use computer software development project be expensed as incurred. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 requires companies to report the initial application of the standard as a cumulative effect of an accounting change. The Company is not required to adopt these standards until fiscal 2000. Management believes that the adoption of these standards will not have a material effect on the Company's results.

(2)    Joint Ventures and License Agreements

       In February 1998, The Company entered into a license agreement (the "NanYa License Agreement") with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's Ni-Zn batteries in EV/HEVs in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by the Company in 1998, of which amount $1.3 million is recorded as deferred income pending achievement of certain test results, a further $2 million to be paid to the Company upon completion of certain conditions which the Company expects will occur in the second fiscal quarter of 1999, and a final payment of $1.5 million to be paid to the Company upon completion of duplication of the battery at its facilities in China. The NanYa License Agreement provides that the Company has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between NanYa Plastics and Xiamen Three Circles Co., Ltd.

       In July 1998, the Company also entered into a Technology Transfer and License Contract (the "Three Circles License Agreement") with Xiamen Three Circles-ERC Battery Corp., Ltd. for the use of the Company's Ni-Zn batteries in electric bicycles, scooters, three-wheel vehicles, off-road vehicles, and miner's safety lamps in China on an exclusive basis and in Southeast Asia on a non-exclusive basis. The license included an initial payment to the Company of $3 million. Pursuant to the Three Circles
       License Agreement, the Joint Venture must also pay the Company certain royalties based upon the net sales of Ni-Zn

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       batteries sold, leased or transferred in the applicable territories. In addition the Joint Venture may sub-license the Company's technology to third parties in China, Hong-Kong, Taiwan and Macao on a non-exclusive basis. In connection with the Three Circles License Agreement, the Company entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., used this $3 million as its initial investment in the joint venture, and received a 50.5% share of the joint venture called Xiamen Three Circles-ERC Battery Corp. (the "Joint Venture"). Through October 31, 1998, the results of operations of the Joint Venture are immaterial.

       During 1998 the Company also formed a joint venture with the City of Xiamen, China, called Xiamen-ERC High Technology Joint Venture, Inc. This joint venture has been formed to fund other entities, such as Xiamen University, to conduct research in advanced electrochemical technologies, which will benefit the Company and Xiamen. The Company has invested $400 of capital into this joint venture.

(3)    Accounts Receivable

       Accounts receivable at October 31, 1998 and 1997 consisted of the following:


                                                                              1998                   1997
                                                                          ------------            ------------

               U.S. Government:
                 Amount billed                                        $        382                     102
                 Unbilled recoverable costs                                  2,361                   2,156
                 Retainage                                                     724                     420
                                                                        ----------              ----------

                                                                             3,467                   2,678
                                                                        ----------              ----------


               Commercial Customers:
                 Amount billed                                                  56                      88
                 Unbilled recoverable costs                                    283                      32
                 Retainage                                                       7                       7
                 Other                                                          --                      23
                                                                        ----------              ----------

                                                                               346                     150
                                                                        ----------              ----------


                                                                      $      3,813                   2,828
                                                                        ----------              ----------

       Unbilled receivables represent amounts of revenue recognized on costs incurred on contracts in progress which will be billed within the next 30 days. The balances billed but not paid by customers pursuant to retainage provisions in the contracts will be due upon completion of the contracts and acceptance by the customer.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


(4)    Property, Plant and Equipment

       Property, plant and equipment at October 31, 1998 and 1997 consisted of the following:

                                                                                          Estimated
                                                    1998                1997              Useful Life
                                                ------------        ------------          -----------


           Land                                 $         524                524              --

           Building and improvements                    4,508              4,362               30 years

           Machinery and equipment                     15,121             13,983              3-8 years

           Furniture and fixtures                       1,409              1,369             6-10 years

           Construction in progress                     1,938              1,738
                                                   ----------         ----------

                                                       23,500             21,976

           Less, accumulated
              depreciation and
              amortization                            (15,153)           (13,722)
                                                   ----------         ----------


                                                $       8,347              8,254
                                                   ----------         ----------


(5)    Other Assets

       Other assets at October 31, 1998 and 1997 consisted of the following:


                                                     1998                1997
                                                 ------------        ------------

           Power Plant License                  $       2,221              2,504
           Other                                          409                514
                                                   ----------         ----------


               Total                            $       2,630              3,018
                                                   ----------         ----------


       The Power Plant License is being amortized over 10 years. Accumulated amortization was $1,374, $1,091, and $767 at October 31, 1998, 1997 and 1996, respectively.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


(6)    Long-Term Debt

       Long-term debt at October 31, 1998 and 1997 consisted of the following:


                                                     1998                1997
                                                ------------         ------------

           Note payable (a)                                --                668
           Note payable (b)                               774              1,408
           Note payable (c)                                --                250
           Note payable (d)                             1,925              2,075
                                                   ----------         ----------

                                                        2,699              4,401

               Less - current portion                    (755)            (1,702)
                                                   ----------         ----------


               Long-term debt, less
                 current portion                $       1,944              2,699
                                                   ----------         ----------



       (a) On November 30, 1989, Daimler Benz affiliate MTU-Friedrichshafen GmbH (MTU) loaned $500 and $1,480 to ERC, evidenced by two 6% promissory notes. The notes are collateralized by a pledge of stock and a first priority lien on all current and future assets, acquired with the proceeds of this loan, until the notes are satisfied in full. During 1996, $877 of principal and deferred interest was converted into 97,397 shares of common stock of the Company. In 1998, the Company repaid in full $673 of principal and accrued interest.

       (b) During 1995, the Company entered into a $2,500 credit facility with GE Capital (formerly MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company). Repayment of this note commenced during 1996 and expires February 2000. The note is payable in monthly installments of $53 plus interest. The interest on this note is payable at the thirty-day commercial paper rate plus 2-1/2%. At October 31, 1998, the commercial paper rate was 5.09%. All borrowings under this credit facility are collateralized by certain assets acquired with the proceeds of this loan.

       (c) The note is payable to First Union Bank in monthly installments of $25 plus interest. Interest on this note is payable at the London Interbank Offered Rate (LIBOR) plus 1.75%. During 1998, this loan was paid in full.

       (d) The note is payable to First Union Bank in monthly installments of $13 plus interest. Interest on this note is payable at LIBOR plus 1.75% or 7.19% at October 31, 1998.

              The borrowings under the First Union Bank agreement are collateralized by a substantial portion of the Company's equipment and other assets, and a mortgage note in (d) above is collateralized by a first mortgage on the Company's Danbury, Connecticut location. The credit agreement associated with the Notes above require the Company to maintain certain financial covenants, including tangible net worth, debt service coverage and liabilities to tangible net worth.

              As of October 31, 1998, the above notes payable mature as follows: fiscal 1999, $755; fiscal 2000, $319; fiscal 2001, $1,625.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


(7)    Commitments and Contingencies

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

       The Company leases certain EDP and office equipment and the Torrington, Connecticut manufacturing facility, and office space in Washington, D.C. under operating leases expiring on various dates through 2003. Rent expense was $472, $463 and $460 for the fiscal years ended October 31, 1998, 1997 and 1996, respectively. Aggregate minimum annual payments under the lease agreements for the five years subsequent to October 31, 1998 are: 1999, $375; 2000, $375; 2001, $115; 2002, $14; and 2003, $9.

       The Company has an  agreement  with  Electric  Power  Research  Institute
       (EPRI) pursuant to which ERC has agreed to pay EPRI royalties based upon commercial sales of carbonate fuel cells.

       In connection with certain contracts and grants from the United States Department of Energy (DOE), ERC has agreed to pay DOE 10% of the annual license income received from MTU, up to $500. Through 1998, ERC has paid to DOE a total of $225.

(8)    Shareholders' Equity

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

       At October 31, 1998, 858,157 shares of common stock have been reserved for issuance pursuant to the Company's stock option plans, the convertible Preferred "C" Stocks and the Company's Section 423 Stock Purchase Plan.

(9)    Stock Option Plan

       The Board has adopted 1988 and 1998 Stock Option Plans (collectively the Plans). Under the terms of the Plans, options to purchase up to 1,201,000 shares of common stock may be granted to officers, key employees and directors of the Company. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to officers and key employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock appreciation rights shall be exercisable during the period and to the extent related stock options are exercisable. Upon exercise, the holder of a stock appreciation right is entitled to receive in cash or stock, the excess fair market value of one share of common stock over the related option price per share multiplied by the number of shares subject to the right. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year. There are no stock appreciation rights outstanding at October 31, 1998.

       In 1997, in connection with the hiring of the Company's Chief Executive Officer, options were granted to purchase 149,000 shares of the Company's common stock at the Purchase price of $9.875 per share (the market value at the date of the grant). The Company also granted options to purchase an additional 101,000 shares at $9.875 per share based upon the approval of the shareholders at the 1998 annual meeting of the shareholders.

       The per share weighted-average fair value of stock options granted in 1998, 1997 and 1996 was $7.99, $7.15 and $8.06, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                              Risk free
                                           Dividend         interest rate        Expected         Volatility
                           Year              rate               range              life             factor
                           ----            --------         -------------        --------         ----------


                           1998              0%              4.31-4.43%          10 years         .5495

                           1997              0%              6.07-6.66%          10 years         .5044

                           1996              0%              5.63-5.71%          10 years         .5044


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

                                                                          1998            1997         1996
                                                                        ---------       ---------     ---------






         Net income:                As reported                      $      (382)            425           509
                                    Pro forma                        $      (569)             39           476

         Earnings per share:        As reported - Basic              $     (0.09)           0.11          0.13
                                    Pro forma - Basic                $     (0.14)           0.01          0.13

                                    As reported - Diluted            $     (0.09)           0.10          0.13
                                    Pro forma - Diluted              $     (0.14)           0.01          0.12


                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, generally 4 years, and compensation cost for options granted prior to November 1,1995 is not considered.

       The following table summarizes the plan activity for the years ended October 31, 1996, 1997 and 1998:

                                                                        Number        Weighted average
                                                                      of shares        option price
                                                                      ---------       ----------------


           Outstanding at October 31, 1995                               281,200         $    4.26
               Granted                                                    30,000         $   12.25
               Exercised                                                 (21,300)        $    4.33


           Outstanding at October 31, 1996                               289,900         $    5.08
               Granted                                                   219,000         $   10.60
               Exercised                                                 (91,232)        $    1.85


           Outstanding at October 31, 1997                               417,668         $    8.68
               Granted                                                   151,000         $   10.91
               Exercised                                                (115,269)        $    6.28
               Cancelled                                                  (3,000)        $   12.25

           Outstanding at October 31, 1998                               450,399         $    9.70


       The following table summarize information about stock options outstanding and exercisable at October 31, 1998:


                                                     Options Outstanding                    Options exercisable
                                             -----------------------------------        ---------------------------
                                                           Weighted
                                                            average         Weighted                     Weighted
                                                           remaining         average                      average
         Range of exercise                Number          contractual       exercise       Number        exercise
              price                    outstanding            life            price      exercisable       price
                                       -----------        -----------       --------     -----------     ---------


         $ 4.50                             37,399          1.9 years      $    4.50       37,399        $   4.50

         $ 9.75 - $ 13.00                  413,000          7.7 years      $   10.17      192,000        $  10.39


                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       The shareholders of the Company adopted a Section 423 Stock Purchase Plan at the April 30, 1993 Annual Meeting. The total shares allocated to the Plan are 150,000. The shares are offered to employees over an eight-year period commencing January 1, 1993. It allows an employee with one year of service to purchase up to 300 shares per year at 85% of the lower of the average price on the day of grant or issue. An employee may not sell the stock for six months after the date of issue.

       Plan activity for the years ended October 31, 1998, 1997 and 1996, was as follows:



                                                              Number of Shares
                                                              ----------------

             Balance at October 31, 1995                          136,882
             Issued @ $8.50                                        (1,659)
             Issued @ $8.82                                        (9,850)
                                                                 --------

             Balance at October 31, 1996                          125,373
             Issued @ $10.31                                       (1,076)
             Issued @ $8.55                                        (4,313)
                                                                 --------

             Balance at October 31, 1997                          119,984
             Issued @ $8.55                                        (6,997)
             Issued @ $13.65                                       (8,229)
                                                                 --------

             Balance at October 31, 1998                          104,758
                                                                 --------


(10)   Employee Benefits

       The Capital Accumulation Plan for employees of Energy Research Corporation was established by the Company on January 19, 1987 and was last amended on June 1, 1997. The Plan is administered by a three-member pension committee. The plan is a 401(k) plan covering full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 5% of each participant's W-2 compensation to the plan on a monthly basis. Participants are required to contribute 3% and may make voluntary contributions up to an additional 7% of W-2 compensation out of pretax earnings. Effective June 1, 1997, participants may make voluntary contributions up to an additional 6% of W-2 compensation out of after-tax earnings. The Company charged $435, $412 and $395 to expense during the years ended October 31, 1998, 1997 and 1996, respectively.

       The Energy Research Corporation Pension Plan, a defined contribution plan was established by the Company on May 10, 1976 and was last amended on June 1, 1997. The Plan covers full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 4% effective April 1, 1993 (previously 5%) of each participant's W-2 compensation to the plan on a monthly basis. Participants are not required to contribute to the plan but may make voluntary contributions up to an additional 6% of W-2 compensation out of after-tax earnings through May 31, 1997. After May 31, 1997, participants are not permitted to make contributions to the Plan. The Company charged $343, $346 and $320, to expense during the years ended October 31, 1998, 1997 and 1996, respectively.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


(11)   Income Taxes

       The Company's deferred tax assets and liabilities consisted of the following at October 31, 1998 and 1997:

                                                                        1998                   1997
                                                                    ------------           -----------


         Deferred tax assets:
           Deferred revenue                                       $        573                        --
           Compensation recognized on options                              121                        26
           Incentive bonuses                                               150                        --
           Capital loss carryforward                                        24                        55
           Vacation accrual                                                 34                       113
           Self-insurance                                                   53                        49
           Royalty income                                                   --                        19
           Tax credit carryforwards                                        140                        --
           Other                                                            26                        11
                                                                     ---------                 ---------
         Gross deferred tax assets                                       1,121                       273
           Valuation allowance                                              24                        55
                                                                     ---------                 ---------
           Deferred tax assets after
              valuation allowance                                        1,097                       218
                                                                     ---------                 ---------
         Deferred liability -
           Accumulated depreciation                                       (201)                     (183)
                                                                     ---------                 ---------
           Gross deferred tax
              liability                                                   (201)                     (183)
                                                                     ---------                 ---------

           Net deferred tax assets/(liability)                    $        896                        35
                                                                     ---------                 ---------

       Management believes that the result of future operations will generate sufficient taxable income to realize deferred tax assets.

       The components of Federal income tax expense (benefit) were as follows for the years ended October 31, 1998, 1997 and 1996:


                                                            1998                  1997                 1996
                                                        ------------         ------------         ------------

           Current:
              Federal                                  $      122                 327                  236
              Foreign                                         460                  10                   10
                                                         --------             -------              -------
                                                              582                 337                  246
                                                         --------             -------              -------

           Deferred:
              Federal                                        (569)                (90)                  55
              Foreign                                          --                  --                   --
                                                         --------             -------              -------
                                                             (569)                (90)                  55

                Total income tax expense               $       13                 247                  301
                                                         --------             -------              -------


                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       The components of state income tax expense which are included in administrative and selling expenses were as follows for the years ended October 31, 1998, 1997 and 1996:

                                                            1998                  1997                 1996
                                                        ------------          ------------         ------------



              Current                                     $   227                 148                   91
              Deferred                                       (169)                 (9)                  (7)
                                                           ------              ------               ------

                Total state income tax expense            $    58                 139                   84


       The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended October 31, 1998, 1997 and 1996 was as follows:


                                                            1998            1997                  1996
                                                        ------------    ------------          ------------


              Statutory Federal
                 income tax rate                              (34.0%)             34.0%               34.0%
              Nondeductible expenditures                       34.8                 --                  --
              Other, net                                        2.8                2.7                 3.2
                                                             ------             ------              ------

              Effective income tax rate                        3.6%               36.7%               37.2%
                                                             ------             ------               ------




 (12)  Earnings Per Share

       Basic and diluted earnings per share are calculated based upon the provisions of SFAS No. 128, using the following data:



                                                            1998            1997                1996
                                                        ------------    ------------       ------------


       Weighted average basic
          Common shares                                4,081,018          3,954,507         3,796,320

       Effect of dilutive securities
          Stock options                                       --            137,323           236,741
          Preferred "C" Convertible                           --             30,000            30,000
          Convertible debt                                    --             70,000                --
                                                       ---------          ---------         ---------
       Weighted average basic
          Common shares adjusted
              for diluted calculations                 4,081,018          4,191,830         4,063,061
                                                       ---------          ---------         ---------



                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       The computation of diluted loss per share for fiscal year 1998 follows the basic calculation since common stock equivalents were antidilutive. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been antidilutive are as follows:

                  Stock options                            522,720
                  Preferred "C" Convertible                 30,000
                                                           -------
                       Total                               552,720
                                                           -------


(13)   Proposed Spin Off Of Battery Group

       On October 1, 1998, the Company announced that its Board of Directors had approved a plan to effect a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a newly formed, wholly-owned subsidiary of the Company. In connection with this transaction, which is expected to occur in early 1999, the Company plans to transfer to Evercel the principal assets and liabilities related to its Battery Group. Following the transfer, the Company plans to distribute to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of the Company. Immediately after the distribution of Evercel's shares to the Company's stockholders, in order to fund its commercialization efforts, Evercel plans to conduct a rights offering to its stockholders. Evercel expects to grant at no cost to holders of its Common Stock, transferable subscription rights ("Rights") to subscribe for and purchase an additional share of Evercel's Common Stock. Each holder of Evercel's Common Stock is expected to receive one Right for each share of Evercel Common Stock held on the record date (which has not yet been determined). Each Right will be exercisable, for a period of approximately 30 days, to purchase one share of Common Stock of Evercel at a purchase price of $6.00 per share. The Rights offering will be made only by means of a Prospectus which will be delivered to stockholders concurrently with the distribution. The transaction remains subject to the satisfaction of certain conditions.

       As part of the separation of Evercel's business from the Company, Evercel will enter into various agreements with the Company including a Distribution Agreement, Tax Sharing Agreement, Service Agreement and License Assistance Agreement.

       The Distribution Agreement will provide for, among other things, the principal corporate transactions required to effect the Distribution, the transfer to Evercel of the assets of the battery business, the division between the Company and Evercel of certain liabilities and obligations, the distribution by the Company of all outstanding shares of the Evercel Common Stock to the Company stockholders and certain other agreements governing the relationship between the Company and Evercel after the Distribution. Subject to certain exceptions, the Distribution provides for assumptions of obligations and liabilities and cross-indemnities designed to allocate financial responsibility for the obligations and liabilities arising out of or in connection with the battery business to Evercel and financial responsibility for the obligations and liabilities arising out of or in connection with the fuel cell business to the Company.

       The Tax Sharing Agreement defines the parties' rights and obligations with respect to the filing of returns, payments, etc. relating to the Company business for periods prior to and including the Distribution and with respect to certain tax attributes of the Company after the distribution.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)



       The Services Agreement provides that the Company will provide to Evercel certain management and administrative services, as well as the use of certain office, research and development, manufacturing and support facilities and services of the Company. The Services Agreement shall continue until terminated by either party upon 120 days' notice. In addition, Evercel may terminate the Services Agreement as to one or more of the Services upon 60 days' notice to the Company.

       The types of services to be provided pursuant to the Services Agreement by the Company, through its employees, include financial reporting, accounting, auditing, tax, office services, payroll, human resources, analytical lab, microscopic analysis, machine shop and drafting, as well as the part time management services of the Company Chief Executive Officer and Chief Financial Officer. The Company will also provide office, research and development and manufacturing space for Evercel.

       The method of calculating the applicable charges to be paid by Evercel for each type of service are set forth in the Services Agreement; such charges are payable quarterly.

       The Company estimates that the net fees to be paid to the Company for services performed will initially be approximately $208 per quarter, excluding certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting, which amount takes into account the Company's additional costs related to providing such services, and will decline as the services performed decrease. Evercel presently expects that most of such services will be provided by the Company for approximately one year.

       In connection with the proposed spin-off, the Company and Evercel will enter into a License Assistance Agreement pursuant to which Evercel will provide all services and assistance necessary for Evercel to effectively fulfill, on behalf of the Company, all of ERC's obligations under the Joint Venture Contract and the License Contract, until such time as the Company obtains the approval for the assignment of the agreements to Evercel. In return for such assistance, the Company will pay Evercel an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to the Company in cash or in kind or otherwise accruing to the Company pursuant to the Joint Venture Contract and the License Contract. All expenses and costs incurred by Evercel in meeting the obligations under the License Assistance Agreement shall be solely those of Evercel, and the Company shall not be liable for their payment. Evercel will account for its involvement in the Joint Venture under the License Assistance Agreement in a manner similar to the equity method of accounting. Upon execution of the License Assistance Agreement the Company will relinquish its rights under the Joint Venture Contract and License Contract and, accordingly, will deconsolidate its interest therein.

(14)   Subsequent Events

       On December 4, 1998, the Company gave notice, pursuant to Section 2.2 of the Exchange Agreement dated as of April 30, 1994 between Sanyo Electric Co., Ltd a Japanese Corporation and the Company, requiring the exchange of ERC's 30,000 shares of Series C Preferred Stock held by Sanyo into the equivalent number of shares of ERC's Common Stock, $.001 par value. This transaction is expected to complete in February, 1999.

                           ENERGY RESEARCH CORPORATION
                   Notes to Consolidated Financial Statements
                            October 31, 1998 and 1997
            (dollars in thousands except share and per share amounts)


       On December 22, 1998, Evercel entered into a commitment to borrow up to $1,000 for the purpose of acquiring machinery and equipment. As of January 22, 1999, Evercel had borrowed $500 against this commitment. The notes are due on June 30, 1999. ERC has unconditionally guaranteed the commitment and has pledged $1,000 of cash. The Note is payable from the proceeds of the planned Evercel Rights Offering.

       On January 15, 1999, Evercel entered into a lease for manufacturing and office space in Danbury, CT. The lease term is five years with a five year option to extend. The annual rent is $171 for the first three years and increases to $178 in year four and $185 in year five. ERC has guaranteed the performance of the lease. In the event of a default by Evercel, ERC's liability is limited to $500 reduced each anniversary date of the lease by $100. Notwithstanding the foregoing, the guaranty terminates after the first anniversary of the lease upon Evercel's Net Worth exceeding $3,000.

                                     PART IV

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY RESEARCH CORPORATION


/s/ Jerry D. Leitman
--------------------
Jerry D. Leitman, President

Dated: January 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                             Date
---------                  --------                             ----

/s/ Jerry D. Leitman
-------------------------  Chief Executive Officer, President,
Jerry D. Leitman           Director (Principal Executive
                           Officer)                             January 28, 1999




/s/ Joseph G. Mahler
------------------------   Chief Financial Officer,             January 28, 1999
Joseph G. Mahler           Vice President,Corporate Secretary,
                           Treasurer(Principal Accounting and
                           Financial Officer)


/s/ Warren D. Bagatelle
-------------------------  Director                             January 28, 1999
Warren D. Bagatelle


/s/ Christopher R. Bentley
-------------------------- Director                             January 28, 1999
Christopher R. Bentley


/s/ Michael Bode
-------------------------- Director                             January 28, 1999
Michael Bode


/s/ James D. Gerson
-------------------------- Director                             January 28, 1999
James D. Gerson


/s/ Thomas L. Kempner
-------------------------- Director                             January 28, 1999
Thomas L. Kempner


/s/ William A. Lawson
-------------------------- Director                             January 28, 1999
William A. Lawson

/s/ Hansraj C. Maru
-------------------------- Director                             January 28, 1999
Hansraj C. Maru


/s/ Richard M.H. Thompson
-------------------------- Director                             January 28, 1999
Richard M.H. Thompson


/s/ Bernard S. Baker
-------------------------- Director                             January 28, 1999
Bernard S. Baker