Form 10-Q
period 1999-01-31
ENERGY RESEARCH CORP /NY/
filed 1999-03-17
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[Mark One]
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

        Registrant's telephone number including area code: (203) 825-6000


  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of March 15, 1999 was 4,167,573.

                           ENERGY RESEARCH CORPORATION

                                    FORM 10-Q

                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets as of
        January 31, 1999 and October 31, 1998                                 2

        Consolidated Condensed Statements of Operations
        for the three months ended January 31, 1999
        and January 31, 1998                                                  3

        Consolidated Condensed Statements of Cash Flows
        for the three months ended January 31, 1999
        and January 31, 1998                                                  4

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                                  5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                          12


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                     13

        Signatures                                                           14

                           ENERGY RESEARCH CORPORATION
                      Consolidated Condensed Balance Sheets
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                                          January 31,     October 31,
                                                                              1999           1998
                                                                          -----------     -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                               $10,337          10,304
   Accounts receivable                                                       5,217           3,813
   Inventories                                                                 266              30
   Deferred income taxes                                                     1,073           1,073
   Other current assets                                                        737             646
                                                                           -------         -------
        Total current assets                                                17,630          15,866

Property, plant and equipment, net                                           8,428           8,347
Other assets, net                                                            2,551           2,630
                                                                           -------         -------
        Total assets                                                       $28,609          26,843
                                                                           =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                           $   821              --
   Current portion of long-term debt                                           723             755
   Accounts payable                                                            648             620
   Accrued liabilities                                                       4,031           2,928
   Deferred license fee income                                               1,592           1,329
                                                                           -------         -------
        Total current liabilities                                            7,815           5,632

Long-term liabilities:
   Long-term debt                                                            1,785           1,944
   Deferred income taxes                                                       177             177
                                                                           -------         -------
        Total liabilities                                                    9,777           7,753
                                                                           -------         -------
Minority interest                                                            3,220           3,220
                                                                           -------         -------

Shareholders' equity:
    Convertible  preferred  stock, Series C ($.01 par value);
       30,000 shares outstanding at January 31, 1999
       and October 31, 1998, respectively                                      600             600
                                                                           -------         -------

    Common shareholders' equity:
        Common stock, ($.0001 par value); 8,000,000 shares authorized:
           4,135,873 and 4,129,273 shares issued and outstanding at
           January 31, 1999, and October 31, 1998, respectively
       Additional paid-in capital                                           13,033          12,943
       Retained earnings                                                     1,979           2,327
                                                                           -------         -------
          Total common shareholders' equity                                 15,012          15,270
                                                                           -------         -------
          Total shareholders' equity                                        15,612          15,870
                                                                           -------         -------
          Total liabilities and shareholders' equity                       $28,609          26,843
                                                                           =======         =======


            See notes to consolidated condensed financial statements.

                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                           Three Months Ended January 31,
                                                               1999           1998
                                                            -----------    -----------
Revenues                                                    $     6,284          3,907

Costs and expenses:
    Cost of revenues                                              4,355          2,447
    Administrative and selling expenses                           1,361            596
    Depreciation                                                    330            486
    Research and development                                        823            429
                                                            -----------    -----------
         Total costs and expenses                                 6,869          3,958
                                                            -----------    -----------

Income (loss) from operations                                      (585)           (51)

License fee income, net (includes income from
    related parties of $62 and $67 for the three
    months ended January 31, 1999 and 1998, respectively)           (16)           211
Interest expense                                                    (53)           (83)
Interest and other income, net                                       65             51
                                                            -----------    -----------

Income (loss) before provision for
    income taxes                                                   (589)           128

Provision (benefit) for income taxes                               (241)            21
                                                            -----------    -----------

Net  income (loss)                                          $      (348)           107
                                                            ===========    ===========

Earnings (loss) per share:

    Basic earnings (loss) per share                         $     (0.08)          0.03
                                                            ===========    ===========

    Basis shares outstanding                                  4,164,992      4,008,849

    Diluted earnings (loss) per share                       $     (0.08)          0.03
                                                            ===========    ===========

    Diluted shares outstanding                                4,164,992      4,183,244


            See notes to consolidated condensed financial statements

                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                             (Dollars in thousands)
                                   (Unaudited)


                                                                 1999        1998
                                                               --------    --------
Cash flows from operating activities:
   Net income (loss)                                           $   (348)        107
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Compensation for options granted                             33          62
        Depreciation and amortization                               433         570
        Deferred income taxes                                        --         (88)
 Changes in operating assets and liabilities:
           Accounts receivable                                   (1,404)     (1,302)
           Inventories                                             (236)        (31)
           Other current assets                                     (91)       (111)
           Accounts payable                                          28        (391)
           Accrued liabilities                                    1,103          81
           Deferred license fee income                              263         258
                                                               --------    --------

      Net cash used in operating activities                        (219)       (845)
                                                               --------    --------

Cash flows from investing activities:
   Capital expenditures                                            (412)       (426)
   Payments on other assets                                         (23)        (34)
                                                               --------    --------

        Net cash used in investing activities                      (435)       (460)
                                                               --------    --------

Cash flows from financing activities:
   Proceeds from short term debt                                    821          --
   Repayment on long-term debt                                     (190)       (938)
   Common stock issued                                               57          92
                                                               --------    --------

        Net cash provided by (used) in financing activities         688        (846)
                                                               --------    --------

        Net increase (decrease) in cash and cash equivalents         33      (2,151)
                                                               --------    --------

Cash and cash equivalents-beginning of period                    10,304       6,802
                                                               --------    --------

Cash and cash equivalents-end of period                        $ 10,337       4,561
                                                               ========    ========

Supplemental disclosure of cash paid during the period for:
   Interest                                                    $     54          74
   Income taxes                                                $    100         186



            See notes to consolidated consensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

                           ENERGY RESEARCH CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation (the ARegistrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 1999 and the results of operations for the three months ended January 31, 1999 and 1998 and cash flows for such three month periods have been included.

As described in the Company's Form 8-K filed March 9, 1999, the Company on February 22, 1999, effected a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a newly formed, wholly-owned subsidiary of the Company. The Company transferred to Evercel the principal assets and liabilities related to the Battery Group. Following the transfer, the Company distributed to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of the Company held.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1998 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three months ended January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1998 10-K.


NOTE 2: LICENSE AGREEMENTS AND SIGNIFICANT CONTRACTS

The Company recognizes income from licensees in each reporting period. The Company is not obligated to return any of the license income payments. A royalty is payable to the Company on commercial product sales. To date the Company has not received any royalty payments. The Company is obligated to share new technological developments with the licensee concerning the licensed technology. Under the licenses the Company is not obligated to continue development of the technology.

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

Part I - Financial Information
Item 1. Financial Statements


                           ENERGY RESEARCH CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                    CONTINUED


NOTE 3: EARNINGS PER SHARE


                                          For the Quarter Ended January 31, 1999
                                          --------------------------------------
                                             Income       Shares       Per-Share
                                          (Numerator)  (Denominator)    (Amount)
                                          -----------  -------------    --------

Basic EPS
  Income available to
    common shareholders                   $(348,000)      4,164,992      $(.08)

Effect of Dilutive Securities
  Stock based compensation                                       --
  Preferred "C" convertible                                      --
                                                          ---------

 Diluted EPS
  Income available to
    common shareholders                   $(348,000)      4,164,992      $(.08)
                                          =========       =========      =====



                                          For the Quarter Ended January 31, 1999
                                          --------------------------------------
                                             Income       Shares       Per-Share
                                          (Numerator)  (Denominator)    (Amount)
                                          -----------  -------------    --------

Basic EPS
  Income available to
    common shareholders                   $ 107,000       4,008,849       $.03

Effect of Dilutive Securities
  Stock based compensation                                  144,395
  Preferred "C" convertible                                  30,000
                                                          ---------

Diluted EPS
  Income available to
    common shareholders                   $ 107,000       4,134,999       $.03
                                          =========       =========       ====



The computation of diluted loss per share for the first quarter of fiscal 1999 follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the period ending January 31, 1999 is 446,720.

Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Comparison Three Months Ended January 31, 1999 and January 31, 1998


Revenue increased 61% to $6,284,000 in the first quarter of fiscal 1999 from $3,907,000 for the same period last fiscal year. The expected increase was due primarily to revenue recognized in the quarter related to the DOE contract and the recognition of $1,100,000 in revenue on the completion of a contract for the development and manufacture of fuel cell stack components. Revenue in each of the remaining 1999 quarters is expected to be less than the current quarter.

Cost of revenues increased 77% to $4,335,000 in the first quarter of fiscal 1999 from $2,447,000 in the same period last fiscal year. The increase was due to the increased revenues mentioned above, costs related to the development of manufacturing processes associated with fuel cell stack development and operating costs of the battery group.

Administrative and selling expense increased 128% to $1,361,000 in the first quarter of fiscal 1999 period from $596,000 in the same period last fiscal year. The Company's 1999 provisional overhead rates were approved by the government which allowed the Company to bill and recognize revenue on allowable costs in the quarter. During the first quarter of 1998, $916,000 of unbilled but recoverable administrative and selling expenses were classified as an unbilled receivable which was recognized as revenue and expense later in the year. Additionally, the Company realized increased legal and professional and administrative costs associated with the spin-off and commercialization of Evercel, Inc.

Research and development expense increased 92% to $823,000 in the first quarter of fiscal 1999 from $429,000 in the same period last fiscal year. This was primarily a result of increased costs as compared to the same period last fiscal year related to the commercialization of the battery technology.

Income from operations resulted in a loss of $585,000 in the first quarter of fiscal 1999 compared to a loss of $51,000 in the same period last fiscal year. The loss was primarily due to ERC absorbing the commercialization and operating cost of the battery group for the entire quarter and to the added costs associated with the development of manufacturing processes for fuel cell stack.

License fee income, net, resulted in a loss of $16,000 in the first quarter of fiscal 1999 compared to $211,000 of income in the same period last fiscal year. The loss resulted from the termination of the Company's battery license with Corning in May 1998 and costs associated with battery acceptance testing under the Nan Ya License Agreement.

Interest expense decreased 38% to $53,000 in the first quarter of fiscal 1999 from $83,000 in the same period last year. The decrease resulted from debt repayment in 1998, partially offset by incurring short term debt in the quarter to finance the battery group commercialization effort.

Interest and other income, net, increased 27% to $65,000 in the first quarter of fiscal 1999 from $51,000 in the same period last year. Increased cash available for investing resulted in the increase.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from operations including government contracts and cooperative agreements, borrowings, and sales of equity. In 1998, the Company also received license fees of $1,500,000 from the Xiamen-Three Circles Co. (formerly Xiamen Daily-Used Chemicals Co.,) and Nan Ya Plastics Corp. License Agreement and $3,000,000 from the Xiamen-Three Circles Co. (formerly Xiamen Daily-Used Chemicals Co.) License Agreement. The $3,000,000 was subsequently invested in the Joint Venture to obtain a 50.5% ownership position therein.

At January 31, 1999, the Company had working capital of $9,815,000 including $10,337,000 of cash and cash equivalents, compared to working capital of $10,234,000 including $10,304,000 of cash and cash equivalents at October 31, 1998.

During the period, the Company used $219,000 of cash in operating activities. During that period, accounts receivable increased $1,404,000 due to the increased revenues in the quarter. The $1,103,000 increase in liabilities are attributable to employees benefits, legal and professional fees and customer advances.

The Company's capital expenditures are incurred primarily to support ongoing contracts to replace existing equipment and outfit the Evercel manufacturing facility. Capital expenditures for the 1998 period were $412,000.

On December 22, 1998, Evercel entered into a commitment to borrow up to $1,000,000 for the purpose of acquiring machinery and equipment. As of January 31, 1999, Evercel had borrowed $821,000 against this commitment. The notes are due on June 30, 1999. ERC has unconditionally guaranteed the commitment and has pledged $1,000,000 of cash. The Note is payable from the proceeds of the planned Evercel Rights Offering.

On February 5, 1999, Evercel, Inc. entered into a Loan agreement and Line of Credit Note (Line of Credit) to borrow up to $3,450,000 (including borrowings noted above) from ERC for working capital and capital expenditures purposes. Any outstanding borrowings will be secured by all of the Company's tangible and intangible personal property and bear interest at the London Interbank Offered Rate (LIBOR) plus 1 1/2%, payable monthly in arrears. The $3,450,000 Line of Credit represents the maximum borrowing limit and is being reduced by the sum of the following: a) any outstanding advances under the First Union Line of credit; b) any amounts ERC has paid on account of the Lease Guaranty; c) the net proceeds received on account of any sale or issuance of any equity securities by the Company, including the Rights Offering; and d) the amount of any loans (excluding the First Union Line of Credit) obtained by the company after the date of this agreement, including the present value of the Company's lease obligations. The Line of Credit terminates on August 5, 2000 or the date on which the company has received net proceeds from items c) and d) above equal to at least $3,450,000, whichever is earlier.

As described in the Company's Form 8-K filed March 9, 1999, the Company on February 22, 1999, effected a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a newly formed, wholly-owned subsidiary of the Company. The Company transferred to Evercel the principal assets and liabilities related to the Battery Group. Following the transfer, the Company distributed to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of the Company held.

During the 1996 period, the Company entered lending arrangements with First Union National Bank, a subsidiary of First Union Corporation, which provide for a $2,250,000 five-year term loan facility, which bears interest at a floating rate equal to 1.75 percent above London Interbank Offered Rates (LIBOR), and a $600,000 term loan facility to the Company's fuel cell manufacturing subsidiary, which bears interest at a floating rate equal to 1.75 percent above LIBOR. The term loan facility was fully repaid in 1998.

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

The Company will need to raise additional funds to expand its Direct Fuel Cell manufacturing facility to 50MW per year. Approximately $16 million has been estimated for this step. The company cannot assure that this funding will be available on favorable terms, if at all, or that such funding if obtained would enable the Company to achieve the desired output level. In the interim, the company is using existing funds to expand production capacity incrementally.

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through 1999. However, the Company may require additional capital beginning in 1999 if the aforementioned plan to expand manufacturing capability in its Torrington, CT facility is implemented.

Year 2000 Readiness Disclosure

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

The  Company  believes  that its  accounting  and  information  systems  will be compliant as a result of installing new software. The Company anticipates that it will be able to complete, test and implement all upgrades of this software that may be material to its business on a timely basis. The implementation of this software is part of an on-going project to upgrade the information systems at ERC. If this software is not implemented on a timely basis, the cost to upgrade the existing software would be $18,000. There is a risk that notwithstanding its internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to the Company's business, which could have a material adverse effect on its business, results of operations and financial condition.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long term debt obligations. The investment portfolio includes short term United States Treasury instruments with maturities of three months or less. Cash is invested overnight with high credit quality financial institutions. The Company's notes payable expire in 2000 and 2001. Based on the Company's overall interest exposure including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

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

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8



                                  EXHIBIT INDEX

(a)  EXHIBIT DESCRIPTION                                                PAGE NO.

EXHIBIT NO.


27   Financial Data Schedule                                               15



(b)  Reports On Form 8-K

     The Registrant filed a Form 8-K March 9, 1999 to report that on February 22, 1999 the Registrant effected a special tax-free distribution to its stockholders of one share of Common Stock, $.01 par value, of Evercel, Inc. for every three shares of Common Stock, $.0001 par value, of the Registrant held of record as of the close of business on February 19, 1999; Evercel, Inc. was formerly a wholly-owned subsidiary of the Registrant to which the Registrant had transferred, effective February 16, 1999, the principal assets and liabilities related to the Registrant's battery business group.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ENERGY RESEARCH CORPORATION


                                        /s/ Joseph G. Mahler
                                        ---------------------------------------
                                        Joseph G. Mahler
                                        Senior Vice President, CFO
                                        Treasurer/Corporate Secretary


Dated: March 17, 1999