Form 10-Q
period 1999-04-30
ENERGY RESEARCH CORP /NY/
filed 1999-06-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 9, 1999 was 4,167,573.

                           ENERGY RESEARCH CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1. Unaudited Consolidated Condensed
            Financial Statements:

        Consolidated Condensed Balance Sheets as of
        April 30, 1999 and October 31,1998                                     2

        Consolidated Condensed Statements of Operations
        for the three months ended April 30, 1999
        and April 30, 1998                                                     3

        Consolidated Condensed Statements of Operations
        for the six months ended April 30, 1999
        and April 30, 1998                                                     4

        Consolidated Condensed Statements of Cash Flows
        for the six months ended April 30, 1999
        and April 30, 1998                                                     5

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    8

Item 3. Quantitative and Qualitative Disclosures About                        14
            Market Risk


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security                           14
        Holders

Item 6. Exhibits and Reports on Form 8-K                                      15

        Signatures

Part I - Financial Information
Item I.  Financial Statements

                           ENERGY RESEARCH CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        April 30,   October 31,
                                                          1999        1998
                                                         -------     -------
ASSETS:

CURRENT ASSETS:
 Cash & cash equivalents                                 $ 6,999      10,304
 Accounts receivable                                       4,094       3,813
 Inventories                                                  89          30
 Deferred income taxes                                     1,073       1,073
 Other current assets                                        316         646
                                                         -------     -------
   Total current assets                                   12,571      15,866

Property , plant and equipment, net                        7,218       8,347
Other assets, net                                          2,492       2,630
                                                         -------     -------

   Total Assets                                           22,281      26,843

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
 Current portion of long-term debt                       $   628         755
 Accounts payable                                            437         620
 Accrued liabilities                                       2,018       1,831
 Deferred license fee income                               1,504       1,329
 Customer advances                                         1,399       1,097
                                                         -------     -------
   Total current liabilities                               5,986       5,632

Long Term Liabilities:
 Long-term debt                                            1,700       1,944
 Deferred income taxes                                       177         177
                                                         -------     -------
   Total liabilities                                       7,863       7,753
                                                         -------     -------

Minority Interest                                            200       3,220
                                                         -------     -------

Shareholders' Equity:
Convertible preferred stock, Series C($.01 par
 value); 30,000 shares outstanding at
 October 31,1998                                            --           600
                                                         -------     -------

Common Shareholders= Equity:
 Common stock, ($.0001 par value); 8,000,000 shares
  authorized: 4,167,573 and 4,129,273 shares issued
  and outstanding at April 30, 1999 and
  October 31,1998, respectively                             --          --
 Additional paid-in capital                               13,012      12,943
 Retained earnings                                         1,206       2,327
                                                         -------     -------
   Total common shareholders' equity                      14,218      15,270
                                                         -------     -------
   Total shareholders' equity                             14,218      15,870
                                                         -------     -------

Total Liabilities and Shareholders' Equity                22,281      26,843
                                                         =======     =======


           See notes to consolidated condensed financial statements.

Part 1 - Financial Information
Item 1.  Financial Statements



                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                   Three Months Ended April 30,
                                                   -----------------------------
                                                      1999              1998
                                                   -----------      -----------
Revenues                                           $     5,788      $     6,612

Cost and Expenses:
 Cost of Revenues                                        3,553            3,851
 Administrative and selling expense                      2,140            1,790
 Depreciation                                              331              406
 Research and development                                  337              564
                                                   -----------      -----------

                                                         6,361            6,611
                                                   -----------      -----------

   Income/(loss) from operations                          (573)               1

License fee income, net (includes income
 from related parties of $62 and $67 for
 the three months ended April 30, 1999
 and 1998, respectively)                                    77              385
Interest expense                                           (39)             (70)
Interest and other income, net                              44               69
                                                   -----------      -----------
   Income/(loss)before provision
    for income taxes                                      (491)             385

Provision/(benefit)for income taxes                        282              137
                                                   -----------      -----------

    Net (loss) income                              ($      773)     $       248
                                                   ===========      ===========

Earnings per share:

    Basic earnings (loss) per share                $      (.19)     $       .06
                                                   ===========      ===========

    Basic shares outstanding                         4,164,031        4,071,067
                                                   ===========      ===========

    Diluted earnings (loss) per share              $      (.19)     $       .06
                                                   ===========      ===========

    Diluted shares outstanding                       4,164,031        4,196,802
                                                   ===========      ===========









            See notes to consolidated condensed financial statements

Part 1 - Financial Information
Item 1.  Financial Statements



                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                     Six Months Ended April 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------

Revenues                                            $    12,072     $    10,519
Cost and Expenses:
 Cost of Revenues                                         7,908           6,298
 Administrative and selling expense                       3,501           2,386
 Depreciation                                               661             892
 Research and development                                 1,160             993
                                                    -----------     -----------

                                                         13,230          10,569
                                                    -----------     -----------

   Income/(loss) from operations                         (1,158)            (50)

License fee income,  net (includes  income
 from related parties of $125 and $142
 for the six months ended April 30, 1999
 and 1998, respectively)                                     61             596
Interest expense                                            (92)           (153)
Interest and other income, net                              109             120
                                                    -----------     -----------
   Income/(loss)before provision
    for income taxes                                     (1,080)            513

Provision/(benefit)for income taxes                          41             158
                                                    -----------     -----------

    Net(loss)income                                 $    (1,121)    $       355
                                                    ===========     ===========

Earnings per share:

    Basic earnings (loss) per share                 $      (.27)    $       .09
                                                    ===========     ===========

    Basic shares outstanding                          4,147,943       4,039,442
                                                    ===========     ===========

    Diluted earnings (loss) per share               $      (.27)    $       .09
                                                    ===========     ===========

    Diluted shares outstanding                        4,147,943       4,173,507
                                                    ===========     ===========





            See notes to consolidated condensed financial statements

Part 1 - Financial Information
Item 1.  Financial Statements

                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,


                                                             1999        1998
                                                           --------    --------
Cash flows from operating activities:
  Net Income (loss)                                        $ (1,121)   $    355
  Adjustments to reconcile net income (loss) to
   net cash provided by/(used in) operating activities:
   Compensation for options granted                              67         134
   Depreciation and amortization                                865       1,077
   Deferred income taxes                                       --          (124)
   Changes in operating assets and liabilities:
     Accounts receivable                                       (317)     (1,386)
     Inventories                                                (59)       (102)
     Other current assets                                       434         (60)
     Accounts payable                                          (183)       (548)
     Accrued liabilities                                        309         242
     Customer advances                                          302       1,217
     Income taxes payable                                       (58)         77
     Deferred license fee income                                175       1,458
                                                           --------    --------

       Net cash provided by/(used in)
        Operating activities                                    414       2,340
                                                           --------    --------

Cash flows from investing activities:
 Capital expenditures                                          (335)       (567)
 Payments on other assets                                        (3)       (162)
                                                           --------    --------

    Net cash provided by/(used in) investing
        activities                                             (338)       (729)
                                                           --------    --------
Cash flows from financing activities:
  Repayments of debt                                           (371)     (1,209)
  Common stock issued                                            72         524
 Transfer of minority interest to Evercel, Inc.              (3,082)       --
                                                           --------    --------

    Net cash provided by/(used in)
        financing activities                                 (3,381)       (685)
                                                           --------    --------

      Net increase/(decrease) in cash and
        cash equivalents                                     (3,305)        926

Cash and cash equivalents, beginning of period               10,304       6,802
                                                           --------    --------

Cash and cash equivalents, end of period                   $  6,999    $  7,728
                                                           ========    ========
Supplemental disclosure of cash paid during
 the period for:
   Interest                                                $     92    $    149
   Income taxes                                            $    100    $    316

 Other non cash transactions:
   Conversion of convertible preferred stock               $    600    $   --
   Net assets transferred to Evercel, Inc.                 $    669    $   --


            See notes to consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

                           ENERGY RESEARCH CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation (the "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1999 and the results of operations for the three and six months ended April 30, 1999 and 1998 and cash flows for such six month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1998 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998 ("1998 10-K"), but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three and six months ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the form of previous 10-Q's and the 1998 10-K.

As described in the Company's Form 8-K filed March 9, 1999, the Company on February 22, 1999, effected a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a wholly-owned subsidiary of the Company. Effective February 16, 1999, the Company transferred to Evercel the principal assets and liabilities of its battery business group. Following the transfer, the Company distributed to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of the Company held on the record date of February 19, 1999.

In accordance with the License Assistance Agreement between the Company and Evercel, Evercel has agreed to provide all services and assistance necessary for Evercel to effectively, fulfill, on behalf of the Company, all of the Company's obligations under the joint venture contract for Xiamen Three Circles--ERC Battery Corp., Ltd. (the "Joint Venture") and the related license agreement until such time as the Company obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to Evercel. In return for such assistance, the Company will pay to Evercel an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to the Company in cash or in kind or otherwise accruing to the Company pursuant to the Joint Venture contract and related license agreement.

On February 22, 1999, the effective date of the spin-off, the Company deconsolidated the financial statements of Evercel and the Joint Venture from the consolidated financial statements of the Company. As part of the spin-off of Evercel, the Company transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,000, $501,000, $36,000 and $1,096,000 respectively.

Part I - Financial Information
Item 1. Financial Statements

                           ENERGY RESEARCH CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                    CONTINUED

NOTE 2: EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated based upon the provisions of SFAS 128, adopted in 1998, using the following data:


                                       Three Months               Six Months
                                      Ended April 30            Ended April 30
                                   ---------------------   ---------------------
                                      1999       1998        1999        1998
                                   ---------   ---------   ---------   ---------
Weighted average basic
   Common Shares                   4,164,031   4,071,067   4,147,943   4,039,442


Effect of dilutive securities
   Stock options                        --        95,735        --       104,065
   Preferred "C" convertible            --        30,000        --        30,000
                                   ---------   ---------   ---------   ---------
Weighted Average Basic
   Common Shares Adjusted
    for diluted calculation        4,164,031   4,196,802   4,147,943   4,173,507
                                   =========   =========   =========   =========



The computation of diluted loss per share for the second quarter and year to date follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the period ending April 30, 1999 is 549,528.

Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its fuel cell technology. When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that the Company's Direct Fuel Cell Power Plant will not operate as efficiently as planned, the risk that the Company's or MTU'S commercial field trials will not be conducted as anticipated, the risk that future funding under government contracts will not be obtained as anticipated, the risk that the Company will not initiate commercial sales as currently scheduled, the risk that the Company's manufacturing capacity will not be increased as planned, general risks associated with product development, manufacturing and introduction, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, and competition, as well as other risks set forth in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

Overview

As described in the Company's Form 8-K filed March 9, 1999, the Company on February 22, 1999, effected a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a wholly-owned subsidiary of the Company. Effective February 16, 1999, the Company transferred to Evercel the principal assets and liabilities of its battery business group. Following the transfer, the Company distributed to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of the Company held on the record date of February 19, 1999.

Results of Operations

Comparison Three Months ended April 30, 1999 and April 30, 1998

Revenues decreased 12% to $5,788,000 in the second quarter of fiscal 1999 from $6,612,000 for the same period in the last fiscal year. The decrease was due to the reduced activity level under the Cooperative Agreement with the U.S. Dept. of Energy partially offset by revenues from contracts awarded in the first quarter of fiscal 1999.

Cost of revenues decreased 8% to $3,553,000 in the second quarter of fiscal 1999 from $3,851,000 in the same period last fiscal year. The decrease was due to the decreased revenues for the quarter.

Administrative and selling expense increased 20% to $2,140,000 in the second quarter of fiscal 1999 from $1,790,000 in the same period in the last fiscal year. This increase was largely due to a non-recurring charge of $600,000 for severance costs associated with a reduction in the Company's labor force. The Company expects that, as a result of its efforts to commercialize its fuel cell technology, costs will exceed contract revenues for the year. Offsetting this increase was a decrease in consulting fees and unallowable costs of $250,000 as compared to the prior year. Depreciation decreased 18% to $331,000 in the 1999 period from $406,000 in the 1998 period. The decrease was due primarily to the completion of the depreciation of the machinery and equipment originally installed in the Company's fuel cell manufacturing facility.

Research and development expense decreased 40% to $337,000 in the second quarter of fiscal 1999 from $564,000 in the same period in the last fiscal year. This decrease was a result of the transfer to Evercel of the research and development efforts for nickel zinc batteries in connection with the spin-off of Evercel.

Income from operations resulted in a loss of $573,000 in the second quarter of fiscal 1999 compared to a profit of $1,000 in the same period last fiscal year. The loss was primarily due to severance costs recognized in the quarter and to a lesser extent ERC absorbing the commercialization and operating cost of the battery group for part of the quarter, and increased costs associated with the commercialization of the Company's Direct Fuel Cell(TM) technology.

License fee income, net, resulted in $77,000 of income in the second quarter of fiscal 1999 compared to $385,000 of income in the same period last fiscal year. Lower license fee income in the current quarter resulted from the termination of the Company's battery license with Corning in May 1998 and the receipt in 1998 of license fee income related to the Nan Ya battery license. The Company expects that, in fiscal 1999, ERC will recognize $1,300,000 in deferred license fees received in February 1998 related to the Nan Ya battery license upon final acceptance of certain Evercel technology. The final acceptance of this technology has been delayed beyond original expectations due to delays associated with the testing of the batteries.

Interest expense decreased 44% to $39,000 in the second quarter of fiscal 1999 from $70,000 in the same period last year. The decrease can be attributed to the overall reduction of the outstanding indebtedness of the Company.

Interest and other income, net, decreased 36% to $44,000 in the second quarter of fiscal 1999 from $69,000 in the same period last year. The decrease is the result of lower cash balances and interest rates.

The Company recognized a tax provision in the current quarter amounting to $282,000. This provision reflects the inclusion of a valuation allowance of $463,000 in the estimated annual effective tax rate calculation. This valuation allowance relates to a foreign tax credit carryforward that is not expected to be utilized prior to the expiration of the five-year carryforward period. The Company believes that its efforts to commercialize the Direct Fuel Cell technology will incur losses, which negatively affect the Company's ability to utilize foreign tax credit carryforwards.


Results of Operations

Comparison Six Months ended April 30, 1999 and April 30, 1998

Revenues increased 15% to $12,072,000 in the 1999 period from $10,519,000 in the 1998 period. The increase was due to the recognition of $1,167,000 on the shipment of a contract for the development and manufacture of fuel cell stack components and revenue recognition on contracts awarded in the first quarter of fiscal 1999. These increases were partially offset by the reduced activity level under the Cooperative Agreement with the U.S. Dept. of Energy.

Cost of revenues increased 26% to $7,908,000 in the 1999 period from $6,298,000 in the 1998 period. The increase was due to the increased revenues mentioned above, costs related to the development of manufacturing processes associated with fuel cell stack development and operating costs of the battery group.

Administrative and selling expense increased 47% to $3,501,000 in the 1999 period from $2,386,000 in the 1998 period. The increase in costs were due to the Company recognizing a non-recurring $600,000 charge for severance costs, as previously described. Additionally, an overall increase in sales proposal efforts and increased legal and professional and administrative costs associated with the spin-off and commercialization of Evercel contributed to the cost increase. Depreciation decreased 26% to $661,000 in the 1999 period from $892,000 in the 1998 period. The decrease was due primarily to the completion of the depreciation of the machinery and equipment originally installed in the Company's fuel cell manufacturing facility.

Research and development expense increased 17% to $1,160,000 in the 1999 period from $993,000 in the 1998 period. The increase is due to the continued development effort for the commercialization of Nickel Zinc batteries until the effective date of the spin-off of Evercel in February 1999.

Income from operations resulted in a loss of $1,158,000 in the 1999 period compared to a loss of $50,000 in the 1998 period. The loss was primarily due to the severance charge, the Company absorbing the commercialization and operating cost of the battery group until February 1999, the added costs associated with the development of manufacturing processes for the Company's fuel cell stack and increased costs associated with the commercialization of the Company's Direct Fuel Cell technology.

License fee income, net, resulted in $61,000 of income in the 1999 period compared to $596,000 of income in the 1998 period. Lower license fee income in the current quarter resulted from the termination of the Company's battery license with Corning in May 1998 and the receipt in 1998 of license fee income related to the Nan Ya battery license. The Company expects that, in fiscal 1999, ERC will recognize $1,300,000 in deferred license fees related to the Nan Ya battery license, as described above.

Interest expense decreased 40% to $92,000 in the 1999 period from $153,000 in the 1998 period. The decrease can be attributed to the overall reduction of the outstanding indebtedness of the Company.

Interest and other income, net, decreased 9% to $109,000 in the 1999 period from $120,000 in the 1998 period. The decrease is the result of lower cash balances and interest rates.

The Company recognized a tax provision of $41,000 representing a tax rate of 3.8%. As previously discussed this rate reflects the recording of a valuation allowance for Foreign Tax Credit Carryforwards.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from operations including government contracts and cooperative agreements, borrowings, and sales of equity. In 1998, the Company also received license fees of $1,500,000 from the Xiamen Three Circles Co., Ltd. (formerly Xiamen Daily-Used Chemicals Co.,) and Nan Ya Plastics Corporation of Taiwan License Agreement and $3,000,000 from the Xiamen-Three Circles--ERC Battery Corp., Ltd. (the "Joint Venture") License Agreement. The $3,000,000 was subsequently invested in the

Joint Venture to obtain a 50.5% ownership position therein, which ownership interest will be transferred to Evercel when consent to the transfer is received from the Chinese partner and the appropriate Chinese governmental authority.

At April 30,  1999,  the  Company had working  capital of  $6,585,000  including
$6,999,000 of cash and cash equivalents, compared to working capital of $10,234,000 including $10,304,000 of cash and cash equivalents at October 31, 1998. Current assets net of cash remained unchanged. Cash and cash equivalents were reduced by $3,020,000 representing cash in the Joint Venture. The Joint Venture was deconsolidated as of February 22, 1999 as part of the spin-off of Evercel. Working Capital was also impacted by increases in customer advances and deferred license fee income which offset the reductions in the current portion of long term debt and accounts payable.

The Company's capital expenditures are incurred primarily to support ongoing contracts to replace existing equipment and until February 22, 1999 outfitting the Evercel manufacturing facility. Capital expenditures for the 1999 period were $757,000. Of that amount $335,000 was purchased for the Company and $422,000 represents current purchases, until February 22, 1999, for Evercel. The current purchases were included in the transfer to Evercel which amounted to $1,225,000 of Net Fixed Assets.

On December 22, 1998, Evercel entered into a commitment to borrow up to $1,000,000 for the purpose of acquiring machinery and equipment. The Company had unconditionally guaranteed the commitment and pledged $1,000,000 of cash. Evercel repaid this Note in full on April 9, 1999.

On February 5, 1999, Evercel entered into a Loan agreement and Line of Credit Note (Line of Credit) to borrow up to $3,450,000 (including borrowings noted above) from the Company for working capital and capital expenditures purposes, pending the closing of Evercel's rights offering. Any outstanding borrowings were to be secured by all of Evercel's tangible and intangible personal property and bear interest at the London Interbank Offered Rate (LIBOR) plus 1 1/2%, payable monthly in arrears. Evercel has received the proceeds from the rights offering, and the line of credit between Evercel and the Company was terminated effective April 5, 1999. On April 30, 1999 all outstanding borrowings were paid in full.

In December 1994, the Company entered into a Cooperative Agreement with the U.S. Department of Energy (DOE) pursuant to which the DOE agreed to provide funding to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The current aggregate dollar amount of that contract is $144,000,000 with the DOE providing $86,000,000 in funding, $65,800,000 of which has been funded by DOE from inception through 1998. Approximately $12,200,000 has been allocated by the DOE to the Company's Cooperative Agreement for calendar year 1999. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 90% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. Failure of the Company to obtain the required final 10% of the funding from non-U.S. government sources on a timely basis, could result in delay or reduction of DOE funding.

The Company will need to raise additional funds to expand its direct Fuel Cell manufacturing facility to 50MW per year. Approximately $16 million has been estimated for this step. In addition, as the potential market for the Company's Direct Fuel Cell(TM) develops, the Company may need to raise additional funds to participate in projects to demonstrate performance. The Company cannot assure that this funding will be available on favorable terms, if at all, or that such funding if obtained would enable the company to achieve the desired objectives.

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy its existing financial requirements and agreements through 1999.

Year 2000 Readiness Disclosure

The Company has evaluated the Y2K issue with respect to its financial and management information systems, its products and its suppliers. At this point in its assessment, the Company is not currently aware of any Y2K problems that are reasonably likely to have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems.

The  Company  believes  that its  accounting  and  information  systems  will be compliant as a result of installing new software. The Company anticipates that it will be able to complete, test and implement all upgrades of this software that may be material to its business on a timely basis. The implementation of this software is part of an on-going project to upgrade the information systems at ERC. If this software is not implemented on a timely basis, the cost to upgrade the existing software would be $50,000. There is a risk that notwithstanding its internal review, if the Company has not properly identified all year 2000 compliance issues with respect to its management and information systems, the Company may not be able to implement all necessary changes to these systems on a timely basis and within budget. Such a failure could result in a material disruption to the Company's business, which could have a material adverse effect on its business, results of operations and financial condition.

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

Apart from its activities described herein, the Company has developed a contingency plan to address Y2K issues. As the Company is primarily involved in the research and development of fuel cell technology, it is not subject to major supply issues at this time. The Company believes that alternate sources of material are available to supply Company requirements and the Company will prepare its plans to identify these. To the extent that the Company does not identify any material non-compliant year 2000 issues affecting the Company or third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risk will be limited to, loss of customers or orders, increased operating costs, inability to obtain materials on a timely basis or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Energy Research Corporation's Annual Shareholders= Meeting was held on March 30,1999.

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


The results of the voting were as follows:


ELECTION OF DIRECTORS

                                           VOTES              VOTES
NAME OF DIRECTOR                            FOR              WITHHELD
----------------                            ---              --------
Bernard S. Baker                         2,635,928            35,074
Jerry D. Leitman                         2,638,328            32,674
Thomas L. Kempner                        2,637,378            33,624
Hansraj C. Maru                          2,638,328            32,674
William A. Lawson                        2,637,328            33,674
Michael Bode                             2,638,028            32,974
Warren D. Bagatelle                      2,635,428            35,574
James D. Gerson                          2,636,628            34,374
Richard M.H. Thompson                    2,636,878            34,124
Christopher R. Bentley                   2,638,328            32,674

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

(a) EXHIBIT DESCRIPTION

EXHIBIT NO.
-----------

     10.2 Services Agreement, dated February 22, 1999 between the Company and Evercel (incorporated by reference to exhibit 10.2 contained in the Form 10-QSB of Evercel, Inc. for the period ended January 31, 1999);

     10.3 License Assistance Agreement, dated February 16, 1999 between the Company and Evercel (incorporated by reference to exhibit 10.3 contained in the Form 10-QSB of Evercel, Inc. for the period ended January 31, 1999);

     10.4 Tax Sharing Agreement, dated February 16, 1999 between the Company and Evercel (incorporated by reference to exhibit 10.4 contained in the Form 10-QSB of Evercel, Inc. for the period ended January 31,
            1999);

     27     Financial Data Schedule


(b) REPORTS ON FORM 8-K

     The Registrant filed a Current Report on Form 8-K on March 9, 1999 to report that on February 22, 1999 the Registrant effected a special tax-free distribution to its stockholders of one share of Common Stock, $.01 par value, of Evercel, Inc. for every three shares of Common Stock, $.0001 par value, of the Registrant held of record as of the close of business on February 19, 1999; Evercel, Inc. was formerly a wholly-owned subsidiary of the Registrant to which the Registrant had transferred, effective February 16, 1999, the principal assets and liabilities related to the Registrant's battery business group.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ENERGY RESEARCH CORPORATION


                              /s/ Joseph G. Mahler
                              -------------------------------
                              Joseph G. Mahler
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary


Dated:  June 14, 1999