Form 10-Q
period 1999-07-31
ENERGY RESEARCH CORP /NY/
filed 1999-09-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of September 10, 1999 was 4,184,002.

                           ENERGY RESEARCH CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1. Unaudited Consolidated Condensed
        Financial Statements:

        Consolidated Condensed Balance Sheets as of
        July 31, 1999 and October 31,1998                                    2

        Consolidated Condensed Statements of Operations
        for the three months ended July 31, 1999
        and July 31, 1998                                                    3

        Consolidated Condensed Statements of Operations
        for the nine months ended July 31, 1999
        and July 31, 1998                                                    4

        Consolidated Condensed Statements of Cash Flows
        for the nine months ended July 31, 1999
        and July 31, 1998                                                    5

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  8

Item 3. Quantitative and Qualitative Disclosures About                      13
        Market Risk


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                    13

        Signatures                                                          14

Part I - Financial Information
Item I.  Financial Statements

                           ENERGY RESEARCH CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          July 31,   October 31,
                                                            1999         1998
                                                           -------     -------
ASSETS:

CURRENT ASSETS:
 Cash & cash equivalents                                   $ 5,324      10,304
 Accounts receivable                                         4,137       3,813
 Inventories                                                    93          30
 Deferred income taxes                                       1,073       1,073
 Other current assets                                          228         646
                                                           -------     -------
   Total current assets                                     10,855      15,866

Property, plant and equipment, net                           7,194       8,347
Other assets, net                                            2,425       2,630
                                                           -------     -------

   Total Assets                                             20,474      26,843
                                                           =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
 Current portion of long-term debt                         $   484         755
 Accounts payable                                             --           620
 Accrued liabilities                                         1,925       1,758
 Deferred license fee income                                 1,417       1,329
 Customer advances                                             679       1,170
                                                           -------     -------
   Total current liabilities                                 4,505       5,632

Long Term Liabilities:
 Long-term debt                                              1,663       1,944
 Deferred income taxes                                         177         177
                                                           -------     -------
   Total liabilities                                         6,345       7,753
                                                           -------     -------

Minority Interest                                              200       3,220
                                                           -------     -------

Shareholders' Equity:
Convertible preferred stock, Series C($.01 par
 value); 30,000 shares outstanding at
 October 31,1998                                              --           600
                                                           -------     -------

Common Shareholders= Equity:
 Common stock, ($.0001 par value); 8,000,000 shares
  authorized: 4,184,002 and 4,129,273 shares issued
  and outstanding at July 31, 1999 and
  October 31,1998, respectively                               --          --
 Additional paid-in capital                                 13,109      12,943
 Retained earnings                                             820       2,327
                                                           -------     -------
   Total common shareholders' equity                        13,929      15,270
                                                           -------     -------
   Total shareholders' equity                               13,929      15,870
                                                           -------     -------

Total Liabilities and Shareholders' Equity                  20,474      26,843
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

Part 1 - Financial Information
Item 1.  Financial Statements



                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------    -----------

Revenues                                             $     4,416    $     5,537

Cost and Expenses:
 Cost of Revenues                                          2,783          3,633
 Administrative and selling expense                        1,366          1,612
 Depreciation                                                339            333
 Research and development                                    297            548
                                                     -----------    -----------

                                                           4,785          6,126
                                                     -----------    -----------

   Income/(loss) from operations                            (369)          (589)

License fee income, net (includes income
from related parties of $62 for each of
  the three months ended July 31, 1999 and 1998,
  respectively)                                               85             53
Interest expense                                             (39)           (57)
Interest and other income, net                                96             81
                                                     -----------    -----------
   Income/(loss) before provision
    for income taxes                                        (227)          (512)

Provision/(benefit)for income taxes                          159           (163)
                                                     -----------    -----------

    Net (loss)                                       ($      386)   ($      349)
                                                     ===========    ===========

Earnings per share:

    Basic and diluted (loss) per share               $      (.09)   ($      .08)
                                                     ===========    ===========

    Basic and diluted shares outstanding               4,170,917      4,071,067
                                                     ===========    ===========


            See notes to consolidated condensed financial statements

Part 1 - Financial Information
Item 1.  Financial Statements



                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                     Nine Months Ended July 31,
                                                      1999               1998
                                                   -----------      -----------

Revenues                                           $    16,488      $    16,056
Cost and Expenses:
 Cost of Revenues                                       10,691            9,931
 Administrative and selling expense                      4,867            3,998
 Depreciation                                            1,000            1,225
 Research and development                                1,457            1,541
                                                   -----------      -----------

                                                        18,015           16,695
                                                   -----------      -----------

   Income/(loss) from operations                        (1,527)            (639)

License fee income, net
  (includes income from related parties of
  $187 and $284 for the nine months ended
  July 31, 1999 and 1998, respectively)                    146              649
Interest expense                                          (131)            (210)
Interest and other income, net                             205              201
                                                   -----------      -----------
   Income/(loss)before provision
    for income taxes                                    (1,307)               1

Provision/(benefit)for income taxes                        200               (5)
                                                   -----------      -----------

    Net(loss)income                                $    (1,507)     $         6
                                                   ===========      ===========
Earnings per share:

    Basic earnings (loss) per share                $      (.36)     $      --
                                                   ===========      ===========
    Basic shares outstanding                         4,155,337        4,065,357
                                                   ===========      ===========
    Diluted earnings (loss) per share              $      (.36)     $      --
                                                   ===========      ===========
    Diluted shares outstanding                       4,155,337        4,227,457
                                                   ===========      ===========


            See notes to consolidated condensed financial statements

Part 1 - Financial Information
Item 1.  Financial Statements

                           ENERGY RESEARCH CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,


                                                              1999      1998
                                                           --------    --------
Cash flows from operating activities:
  Net Income (loss)                                        $ (1,507)   $      6
  Adjustments to reconcile net income (loss) to
  Net cash provided by/(used in) operating activities:
     Compensation for options granted                           100         206
     Depreciation and amortization                            1,305       1,536
     Deferred income taxes                                     --          (567)
     (Gain) loss on disposal of property                        (15)          1
     Changes in operating assets and liabilities:
       Accounts receivable                                     (360)     (1,872)
       Inventories                                              (63)       (309)
       Other current assets                                     418        (229)
       Accounts payable                                        (620)        (59)
       Accrued liabilities                                      236         (80)
       Customer advances                                       (491)      2,080
       Deferred license fee income                               88       1,371
                                                           --------    --------


       Net cash provided by/(used in)
        Operating activities                                   (909)      2,084
                                                           --------    --------

Cash flows from investing activities:
 Capital expenditures                                          (636)     (1,162)
 Proceeds from sale of property and equipment                   603        --
 Payments on other assets                                      (586)        (10)
                                                           --------    --------

       Net cash provided by/(used in) investing
        activities                                             (619)     (1,172)
                                                           --------    --------

Cash flows from financing activities:
  Repayments of debt                                           (552)     (1,506)
  Sale of minority interest in joint venture                   --         3,220
  Common stock issued                                           182         848
 Transfer of minority interest to Evercel, Inc.              (3,082)       --
                                                           --------    --------

       Net cash provided by/(used in)
        financing activities                                 (3,452)      2,562
                                                           --------    --------

       Net increase/(decrease) in cash and
        cash equivalents                                     (4,980)      3,474

Cash and cash equivalents, beginning of period               10,304       6,802
                                                           --------    --------

Cash and cash equivalents, end of period                   $  5,324    $ 10,276
                                                           ========    ========
Supplemental disclosure of cash paid during
 the period for:
   Interest                                                $    131    $    210
   Income taxes                                            $    100    $    377

 Other non cash transactions:
   Conversion of convertible preferred stock               $    600    $   --
   Net assets transferred to Evercel, Inc.                 $    669    $   --


           See notes to consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

                           ENERGY RESEARCH CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for Energy Research Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1999 and the results of operations for the three and nine months ended July 31, 1999 and 1998 and cash flows for such nine month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1998 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998 ("1998 10-K"), but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three and nine months ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

In accordance with the License Assistance Agreement between the Company and Evercel, Evercel has agreed to provide all services and assistance necessary for Evercel to effectively fulfill, on behalf of the Company, all of the Company's obligations under the joint venture contract for Xiamen Three Circles--ERC Battery Corp., Ltd. (the "Joint Venture") and the related license agreement until such time as the Company obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to Evercel. In return for such assistance, the Company will pay to Evercel an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to the Company in cash or in kind or otherwise accruing to the Company pursuant to the Joint Venture contract and related license agreement.

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

Part I - Financial Information
Item 1. Financial Statements


                           ENERGY RESEARCH CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                    CONTINUED


NOTE 2: EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated based upon the provisions of SFAS 128, adopted in 1998, using the following data:


                                       Three Months             Nine Months
                                      Ended July 31            Ended July 31
                                      -------------            -------------
                                      1999       1998        1999         1998
                                   ---------   ---------   ---------   ---------

Weighted average basic
   Common Shares                   4,170,917   4,116,318   4,155,337   4,065,357


Effect of dilutive securities
   Stock options                        --       156,169        --       132,100
   Preferred "C" convertible            --        30,000        --        30,000

Weighted Average Basic
   Common Shares Adjusted
                                   ---------   ---------   ---------   ---------
    for diluted calculation        4,170,917   4,302,487   4,155,337   4,227,457
                                   =========   =========   =========   =========



The computation of diluted loss per share for the third quarter and year to date follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the period ending July 31, 1999 is 530,074.


NOTE 3: SUBSEQUENT EVENTS

At a special meeting of Shareholders held September 2, 1999, shareholders voted to change the Company's name to FuelCell Energy, Inc. Shareholders also approved an increase to the Company's authorized common stock from 8,000,000 to 20,000,000 shares and a proposal to change the Company's state of incorporation from New York to Delaware ("the Reincorporation"). The name change, increase in authorized common stock and reincorporation are expected to become effective on or about September 21, 1999 by means of a merger of the Company with and into FuelCell Energy, Inc., a wholly-owned Delaware subsidiary of the Company, with FuelCell Energy, Inc. being the surviving corporation.

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

Results of Operations
Comparison Three Months ended July 31, 1999 and July 31, 1998

Revenues decreased 20% to $4,416,000 in the third quarter of fiscal 1999 from $5,537,000 for the same period in the last fiscal year. The decrease was due to the reduced activity level under the Cooperative Agreement with the U.S. Dept. of Energy partially offset by revenues from contracts awarded in fiscal 1999.

Cost of revenues decreased 23% to $2,783,000 in the third quarter of fiscal 1999 from $3,633,000 in the same period last fiscal year. The decrease was due to the decreased revenues for the quarter.

Administrative and selling expense decreased 15% to $1,366,000 in the third quarter of fiscal 1999 from $1,612,000 in the same period in the last fiscal year. This decrease was due to costs recognized in the third quarter of 1998 associated with an unsuccessful acquisition of a battery manufacturing company and the spin-off of Evercel, Inc. Costs related to the name change, increase in authorized shares and reincorporation from New York to Delaware partially offset this decrease. Depreciation increased to $339,000 in the 1999 period from $333,000 in the 1998 period.

Research and development expense decreased 46% to $297,000 in the third quarter of fiscal 1999 from $548,000 in the same period in the last fiscal year. Prior year expenses included the development of a nickel zinc battery technology which was transferred, as a part of the spin-off, to Evercel. Income from operations resulted in a loss of $369,000 in the third quarter of fiscal 1999 compared to a loss of $589,000 in the same period last fiscal year. The loss was primarily due to the Company absorbing the increased costs associated with the commercialization of the Company's Direct Fuel Cell(TM) technology. The Company expects that, as a result of its efforts to commercialize its fuel cell, technology costs will exceed contract revenues for the year.

License fee income, net, resulted in $85,000 of income in the third quarter of fiscal 1999 compared to $53,000 of income in the same period last fiscal year. Higher license fee income in the current quarter resulted from costs incurred in the third quarter of 1998 which were not incurred in the same period this fiscal year. The Company expects upon final acceptance of Evercel's technology in the fourth quarter of fiscal 1999, to recognize $1,300,000 in deferred license fees which were received in February 1998 related to the Nan Ya battery license. The final acceptance of this technology has been delayed beyond original expectations due to delays associated with the testing of the batteries.

Interest expense decreased 34% to $39,000 in the third quarter of fiscal 1999 from $57,000 in the same period last year. The decrease can be attributed to the overall reduction of the outstanding indebtedness of the Company.

Interest and other income, net, increased 19% to $96,000 in the third quarter of fiscal 1999 from $81,000 in the same period last year. The increase is attributable to favorable interest rates on short term investments.

The Company recognized a tax provision in the current quarter amounting to $386,000. This provision reflects the inclusion of a valuation allowance of $463,000 in the estimated annual effective tax rate calculation. This valuation allowance relates to a foreign tax credit carryforward that is not expected to be utilized prior to the expiration of the five-year carryforward period. The Company believes that its efforts to commercialize the Direct Fuel Cell technology will incur losses for the foreseeable future resulting in the Company's inability to utilize foreign tax credit carryforwards.

Results of Operations
Comparison Nine Months ended July 31, 1999 and July 31, 1998

Revenues increased 3% to $16,488,000 in the 1999 period from $16,056,000 in the 1998 period. The increase was due to the recognition of $1,167,000 on the shipment of a contract for the development and manufacture of fuel cell stack components and revenue recognition on contracts awarded in fiscal 1999. These increases were partially offset by the reduced activity level under the Cooperative Agreement with the U.S. Dept. of Energy.

Cost of revenues increased 22% to $10,691,000 in the 1999 period from $9,931,000 in the 1998 period. The increase was due to costs related to the development of manufacturing processes associated with fuel cell stack development, operating costs of the battery group and the increase in revenues previously mentioned.

Administrative and selling expense increased 22% to $4,867,000 in the 1999 period from $3,998,000 in the 1998 period. The increase in costs were due to the Company recognizing a non-recurring $600,000 charge for severance costs, an overall increase in sales proposal efforts and increased legal, professional and administrative costs associated with the spin-off and commercialization of Evercel. Depreciation decreased 18% to $1,000,000 in the 1999 period from $1,225,000 in the 1998 period. The decrease was due primarily to the completion of the depreciation of the machinery and equipment originally installed in the Company's fuel cell manufacturing facility.

Research and development expense decreased 5% to $1,457,000 in the 1999 period from $1,541,000 in the 1998 period. As previously mentioned this decrease was the result of the transfer of the research and development efforts for nickel zinc batteries to Evercel.

Income from operations resulted in a loss of $1,307,000 in the 1999 period compared to income of $1,000 in the 1998 period. The loss was primarily due to severance costs, the Company absorbing the commercialization and operating cost of the battery group until February 1999, the added costs associated with the development of manufacturing processes for the Company's fuel cell stack and increased costs associated with the commercialization of the Company's Direct Fuel Cell technology.

License fee income, net, resulted in $146,000 of income in the 1999 period compared to $649,000 of income in the 1998 period. Lower license fee income resulted from the termination of the Company's battery license with Corning in May 1998 and the receipt in 1998 of license fee income related to the Nan Ya battery license. The Company expects that, in the fourth quarter of fiscal 1999, ERC will recognize $1,300,000 in deferred license fees related to the Nan Ya battery license, as described above.

Interest expense decreased 38% to $131,000 in the 1999 period from $210,000 in the 1998 period. The decrease can be attributed to the overall reduction of the outstanding indebtedness of the Company.

Interest and other income, net, remained relatively unchanged at $205,000 in the 1999 period from $201,000 in the 1998 period. Favorable interest rates on short term investments offset the use of cash in the 1999 period.

The Company recognized a tax provision of $200,000 representing a tax rate of 15.3%. As previously discussed this rate reflects the recording of a valuation allowance for Foreign Tax Credit Carryforwards.

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

At July 31, 1999, the Company had working capital of $6,350,000 including $5,324,000 of cash and cash equivalents, compared to working capital of $10,234,000 including $10,304,000 of cash and cash equivalents at October 31, 1998. Current assets net of cash decreased $31,000. Cash and cash equivalents were reduced by $3,020,000 representing cash in the Joint Venture. The Joint Venture was deconsolidated as of February 22, 1999 as part of the spin-off of Evercel. Decreases in accounts payable, customer advances and the reduction in the current portion of long term debt also impacted Working Capital.

The Company's capital expenditures are incurred primarily to support ongoing contracts to replace existing equipment and until February 22, 1999 outfitting the Evercel manufacturing facility. Capital expenditures for the 1999 period were $1,058,000. Of that amount $636,000 was purchased for the Company and $422,000 represented purchases for Evercel. Included in the transfer to Evercel were $1,228,000 of Net Fixed Assets.

In December 1994, the Company entered into a Cooperative Agreement with the U.S. Department of Energy (DOE) pursuant to which the DOE agreed to provide funding to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The current aggregate dollar amount of that contract is $144,000,000 with the DOE providing $86,000,000 in funding, $65,800,000 of which has been funded by DOE from inception through 1998. Approximately $12,200,000 has been allocated by the DOE to the Company's Cooperative Agreement for calendar year 1999. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 90% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. Failure of the Company to obtain the required final 10% of the funding from non-U.S. government sources on a timely basis could result in delay or reduction of DOE funding.

The Company will need to raise additional funds to expand its manufacturing capacity and to participate in projects to demonstrate performance. The Company estimates that approximately $16,000,000 would expand its Direct Fuel Cell manufacturing facility to 50 megawatts of production per year. The Company believes that as production volume grows the capital cost for its products and the resulting cost of generating electricity will decline. The Company estimates that at 50 MW of production the cost of generation will be approximately 7 cents per kilowatt/hour and as production approaches 400 MW per year, approximately 5 cents per KWH The Company estimates that production volume economies of scale will enable it to achieve its cost goal of generating electricity at 5 cents per KWH within five years. The Company cannot assure that this funding will be available on favorable terms, if at all, or that such funding if obtained would enable the Company to achieve the desired objectives.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Interest Rate Exposure

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long term variable rate debt obligations. The investment portfolio includes short term United States Treasury instruments with maturities of three months or less. Cash is invested overnight with high credit quality financial institutions. The Company's notes payable expire in 2000 and 2001. Based on the Company's overall interest exposure including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

Part II  Other Information

At a special meeting of Shareholders held September 2, 1999, shareholders voted to change the Company's name to FuelCell Energy, Inc. Shareholders also approved an increase to the Company's authorized common stock from 8,000,000 to 20,000,000 shares and a proposal to change the Company's state of incorporation from New York to Delaware ("the reincorporation"). The name change, increase in authorized common stock and reincorporation are expected to become effective on or about September 21, 1999 by means of a merger of the Company with and into FuelCell Energy, Inc., a wholly-owned Delaware subsidiary of the Company, with FuelCell Energy, Inc. being the surviving corporation.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

(a) EXHIBIT DESCRIPTION

EXHIBIT NO.



(b) REPORTS ON FORM 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ENERGY RESEARCH CORPORATION



                              /s/ Joseph G. Mahler
                              ------------------------------
                              Joseph G. Mahler
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary


Dated:  September 14, 1999