Form 10-K
period 1999-10-31
FUELCELL ENERGY INC
filed 2000-01-31
CIK 886128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-24852

                              FUELCELL ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

              Delaware                                          06-0853042
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

                              3 Great Pasture Road
                              Danbury, Connecticut             06813
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $204,755,246, which is based on the closing price of $ 46.00 on January 24, 2000. On January 24, 2000 there were 6,334,831 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 2000 Annual Meeting of Stockholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 1999 is incorporated by reference in
Part III of this Report on Form 10-K ANNUAL REPORT

================================================================================

                              FUELCELL ENERGY, INC.

                                      INDEX

                  Description                                                                     Page Number
                  -----------                                                                     -----------
  Part I
      Item 1      Business                                                                              3
      Item 2      Properties                                                                           18
      Item 3      Legal Proceedings                                                                    18
      Item 4      Submission of Matters to a Vote of Security Holders                                  18

  Part II
      Item 5      Market for the Registrant's Common Equity and Related Stockholder Matters            19
      Item 6      Selected Financial Data                                                              20
      Item 7      Management's Discussion and Analysis of Financial Condition and                      21
                     Results of Operations
      Item 7A     Quantitative and Qualitative Disclosures about Market Risk                           24
      Item 8      Financial Statements and Supplementary Data                                          24
      Item 9      Changes In and Disagreements with Accountants on Accounting and Financial            24
                  Disclosure

  Part III
     Item 10      Directors and Executive Officers of the Registrant                                   25
     Item 11      Executive Compensation                                                               25
     Item 12      Security Ownership of Certain Beneficial Owners and Management                       25
     Item 13      Certain Relationships and Related Transactions                                       25

  Part IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K                      25

  Signatures                                                                                           29

Forward-looking Statement Disclaimer

When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to the development and commercialization schedule for the Company's fuel cell technology, future funding under government contracts, the expected cost competitiveness of its technology, and the timing and availability of products under development. These and other forward looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in the utility regulatory environment, potential volatility of energy prices, government appropriations, the ability of the government to terminate its development contracts at any time, rapid technological change, and competition, as well as other risks. The Company cannot assure that it will be able to meet any of its development or commercialization schedules, that the government will appropriate the funds anticipated by the Company under its government contracts, that the government will not exercise its right to terminate any or all of the Company's government contracts, that any of the Company's products or technology, once developed, will be commercially successful, or that the Company will be able to achieve any other result anticipated in any other forward-looking statement contained herein. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

Item 1.  Business

Introduction

FuelCell Energy, Inc. (the "Company") is a leading developer of electrochemical technologies for electric power generation and has developed a proprietary patented fuel cell which it believes has significant advantages in terms of fuel efficiency and cost over competing fuel cells for stationary power generation. A fuel cell is a device which electrochemically converts the chemical energy of a fossil fuel into electricity without the combustion of fuel. The fuel cell system feeds a fuel, such as natural gas, into the fuel cell where the fuel and air undergo an electrochemical reaction to produce electricity.

From its founding in 1969, the Company focused on developing fuel cells and specialized batteries. These efforts resulted in the Company obtaining various patents and expertise in these electrochemical technologies. For the last sixteen years the Company has concentrated on developing products availing itself of substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other outside sources such as the MTU division of DaimlerChrysler.

The Company's patented fuel cell technology is known as the Direct FuelCell(TM) ("DFC") because it introduces the hydrocarbon fuel, such as pipeline natural gas, directly into the fuel cell without requiring external reforming for producing hydrogen. This "one-step" operation results in a significantly more efficient, simpler and more cost-effective energy system compared with most other fuel cells which utilize complex external reforming equipment to convert the fuel to hydrogen. The Company is currently concentrating its efforts on the commercialization of its carbonate fuel cell, the Direct FuelCell(TM). The Direct FuelCell(TM) has demonstrated grid-connected operation at Santa Clara in 1996, and most recently in Danbury since March of 1999, and in Bielefeld, Germany since November of 1999.

The Company has licensed its fuel cell internationally to several major corporations, including MTU-Friedrichshafen GmbH ("MTU"), a subsidiary of DaimlerChrysler.

On February 22, 1999, the Company effected a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a wholly-owned subsidiary of the Company. In connection with this transaction, the Company transferred to Evercel the principal assets, liabilities, and intellectual property related to its battery operations.

Following the transfer, the Company distributed to its stockholders in a tax-free distribution one share of Evercel common stock for every three shares of common stock of the Company.

Recent Developments -- Three for Two Stock Dividend

On November 16, 1999, the Company paid a stock dividend of one additional share of common stock for every two shares of the Company's common stock held on November 1, 1999, the record date. All per share data and the number of shares of common stock have been adjusted retroactively to give effect to the stock dividend.

Business

Industry Background

According to the U.S. Department of Energy's ("DOE"), "Energy Information Administration Energy Outlook 1999" report, a projected 363 gigawatts (363,000
MWs) of new capacity generation will be needed by 2020 to meet the growing demand for electricity and to offset planned retirements of generating capacity. This is approximately $300 to $500 billion of new generating capacity. Approximately 81% of this new capacity is projected to be fueled by natural gas which is well suited to the Company's technology.

The U.S. electric utility industry has been changing for several years triggered in part by the Energy Policy Act of 1992, which called for open access for consumers. In 1994, a major upheaval in the industry began as a result of significant moves toward direct access and deregulation of the electric utility industry in various states. As a result, a heightened atmosphere of competition, as well as uncertainty, exists in the industry. Furthermore, some electric utilities have already decided to phase out of the power generation aspect of the business, leaving it to independent power producers and non-utility generators. Others have merged with either other electric utilities or gas supply companies. A number of significant mergers of this type have taken place and further major reorganizations are anticipated. Regardless of the reorganization of the electric utility industry, substantial generation equipment will be required. The Company believes utility deregulation along with the prospects of wholesale and retail wheeling of electric power (the sharing of electricity from multiple sources) create uncertainty as to the future which will discourage utilities from adding substantial new centralized generation during the next several years. Even the wheeling of power over long distances will result in additional energy losses over transmission lines, thus offsetting some of the gains achieved by balancing power usage and keeping pressure on capacity margins. These factors, together with tougher environmental laws, the need to relicense nuclear plants which may not be economically feasible in some cases, and the aging of U.S. power plants result in market opportunities at the time the Company is bringing its products to market.

The Distributed Power Coalition of America defines distributed generation as "any small-scale power generation technology that provides electric power at or closer to the customer's site than centrally sited generation stations." This concept, while simple, has been very difficult to cost-effectively implement in practice. The most cost-effective electrical generation equipment has historically been oil or coal-fired power plants. Because of the laws of thermodynamics, these plants are most efficient at large (greater than 500 MW) sizes. Also, due to the noxious emissions they produce, power plants are generally situated away from population centers with extensive transmission and distribution systems being used to deliver power to end users. While this centralized generation / transmission system of electricity production has worked well for a century, new technological advances coupled with increasing concern for environmental protection are enabling the initial promise of distributed generation to become a reality.

The case for why distributed generation will play a growing role in electricity generation in the US and around the world is supported by three related, global trends. The first and most important trend is electricity deregulation and privatization as described above, which will allow new entrants into the electricity generation sphere, as customers will be free to choose power producers and marketers. The second trend accelerating distributed generation is the rapid improvement of electricity generation technology, especially fuel cells. The final trend is an increasing worldwide awareness that environmental issues, especially air pollution, should be addressed and resolved.

Currently in the US, approximately 86% of the 811 gigawatts ("GW") of installed power generating capacity is in the form of traditional, centralized generating facilities. While distributed generation accounts for approximately 14% of this installed power generation capacity in the US, an energy consulting firm, Frost & Sullivan, forecasts that distributed generation applications will account for at least 20% of capacity added through the year 2003. Other industry predictions range as high as 40% capture by distributed generation technology throughout the next decade. As a result of this study and other consultant reports, the Company believes that the combined available US and European market for distributed generation will reach approximately 5,400 MW per year by 2001 and approximately 7,600 MW per year by 2004.

In their 1999 report on Small-Scale Power Generation, Business Communications Co., Inc. states that fuel cells have emerged as one of the most promising technologies for meeting the growing worldwide energy needs well into the next century. They project that during the period between 1998 and 2003, small-scale power generation will grow at an average annual rate of 14.9% in the U.S. and 28.4% worldwide, and that the total annual market in 2003 for fuel cells can be expected to reach $1.3 billion. The Company expects this trend to grow rapidly beyond 2003 as fuel cells gain market acceptance and fuel cell product cost begins to challenge the product cost of traditional generating technologies.

The Company believes that the restructuring of the utility industry and the growth of the distributed generation market discussed above, greatly enhance its market opportunities. Newly formed entities are working to find the best market solution for the customer. Increasing demands are being put on efficiency, power quality, power reliability, lifetime, low maintenance and environmental compatibility and cost. The use of highly efficient and flexible heat and power generating systems is being investigated by every potential energy company in the world. The Company's fuel cells have the capability to meet these demands in a wide variety of settings offer an excellent enabling technology to energy services companies.

The Company's Direct FuelCell(TM)

The Company concentrates its efforts on the development, demonstration, and commercialization of the Company's patented carbonate fuel cell for generating electricity. Different types of fuel cells are distinguished generally by the electrolyte medium they use. The Company's Direct FuelCell(TM) system employs metal carbonates as the electrolyte, hence the term "carbonate fuel cell". The Company's fuel cell system feeds a fuel, such as natural gas, directly into the fuel cell where the fuel and air undergo an electrochemical reaction to produce electricity without the need for complex reforming equipment to create hydrogen gas from the fuel. A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, which is the part that actually produces the electricity, and the "balance of plant", which includes various fuel handling and processing equipment, including requisite pipes and blowers, computer controls, inverters to convert the DC output of the fuel cell to AC, and other related equipment.

Conventional non-nuclear power plants burn a hydrocarbon such as coal, oil or natural gas, to create heat. The heat boils water, converting it to steam, which rotates a turbine, which produces the electricity. Some power plants use a combined cycle approach where the heat is sent to gas turbines, and then to raise steam, which produces additional power in steam turbines. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of sulfur and nitrogen oxides, carbon monoxide, soot and other air pollutants. Because of the non-combustion, non-mechanical power generation process, the Company's fuel cell is much more efficient than the conventional power plants. Emissions of sulfur and nitrogen oxides are nearly zero, and other pollutants are minimal or non-existent. With the only moving parts being the air blower, in contrast to large rotating turbines, fuel cells are extremely quiet. In addition, fuel cells achieve high efficiency at extremely small sizes, allowing fuel cells to satisfy market needs for distributed generation, such as providing electrical power to a hospital or a retail store.

The Company's patented Direct FuelCell(TM) uses hydrocarbon fuel without the intermediate step (reforming) of creating hydrogen fuel, which is more efficient, simpler and less costly as compared with other external-reforming type fuel cells. The Direct FuelCell(TM) has been successfully demonstrated using a variety of hydrocarbon fuels including natural gas, methanol, ethanol, bio-gas, diesel, and coal gas. The Direct FuelCell(TM) operates at higher
temperatures   than  most  other  fuel  cells.  As  a  result,   less  expensive
electrocatalysts can be used and high quality heat energy is available for cogeneration. Even though fuel cells are believed to be superior to conventional generators in terms of efficiency, environmental characteristics, and flexibility of size, commercial sales of fuel cells have been minimal to date. The Company, as well as most potential competitors in the field, has not yet completed development and commercial release of their products. In addition, at such an early stage of the technology's development, the selling price of a fuel cell is high, reflecting the initial low production volume. The Company recognizes that achieving a significant share of the power generation equipment market will require that the Company offer its products at competitive prices, which can be accomplished when production costs are reduced substantially from current levels.

Cost Reduction Progress

The Company has made significant progress in reducing the costs of its DFC(TM). The total installed cost for the Santa Clara demonstration project in 1996 (discussed under Fuel Cell Development Program), was approximately $20,000 per kW of capacity. The Company expects its next mega-watt ("MW") class field trial will cost $8,000 per kW generating electricity at a cost of 17 cents per kWh. Within five years, the Company expects to reduce the total installed cost to less than $1,200 per kW resulting in a cost of electricity of approximately 5 cents per kWh.

These kWh cost estimates are fully inclusive, accounting for the cost of fuel, installation, etc. The Company recognizes the need to educate end-users on the true costs of its technology. The DFC(TM) generates power economically at similar costs on a per kWh basis when compared to other distributed generation technologies because the somewhat higher initial capital costs of the DFC(TM) are offset by fuel savings from its higher efficiency. From a cost per kWh standpoint, the DFC(TM) will be an economically attractive source of energy in many places in the U.S. According to the DOE, electricity prices today vary substantially depending on the region of the country. Prices in the highest cost region (New York, with an average price of over 10 cents per kWh in 1998) are almost 2.3 times as expensive as in the lowest cost region (the Northwest U.S.). The DOE predicts that, even in a competitive environment, electricity prices in New York will be 8.88 cents per kWh in 2005 and 8.84 cents per kWh in 2012. The DFC(TM) will be a viable alternative as transmission and distribution costs, as well as losses in efficiency due to transmission and distribution, will be substantially lessened or eliminated.

The Company continues to achieve its cost goals through a combination of factors including manufacturing process improvements, volume economies of scale, completion or elimination of first time or one of a kind costs, and through technology maturation that increases power output without additional product cost as described below:

     Manufacturing cost reduction: Manufacturing costs are being reduced by a multi-faceted effort including supplier management, material and labor utilization, vertical integration, and engineering for manufacturing efficiencies.

     Volume economies of scale: Volume directly affects purchased material cost and reduces fixed cost allocation. Volume also has a secondary effect on direct labor by providing justification to invest in capital projects for improved productivity

     First time costs: The elimination of first time development and engineering costs is a large and rather straightforward element of the cost reduction plan. At commercial volumes, power plant installations are expected to be virtually identical. Furthermore, indirect costs associated with developing the initial field trial projects will not exist.

     Improved performance: Power plant performance is a critical factor. Power output has a direct impact on capital cost as measured in cost per kilowatt ($/kW), and efficiency, decay rate and availability all impact the cost of electricity which is the best measure of the value of the Company's product. The Company's research and development activities have made substantial progress in these areas (see "Fuel Cell Development Program").

The Company regularly reviews and revises its cost reduction plans. In addition, the DOE has on several occasions assigned an independent outside auditor to examine the Company's present and projected cost figures to determine if the DOE's continued support of the Company through development contracts will achieve its intent of creating commercially viable fuel cell power generation technology in the U.S. The most recent such audit, completed in 1999, verified that the Company's commercial design fuel cell is capable of being manufactured, delivered and installed at a cost per kW of $1,196 assuming production of 400 MW per year. The Company believes that this cost would be low enough to be competitive in the marketplace.

Fuel Cell Development Program

During 1996 and 1997, the Company operated its "proof-of-concept" fuel cell plant (the "Santa Clara Plant" or "SCDP") at a site in Santa Clara, California. The demonstration involved the largest carbonate fuel cell power plant in the world and the largest fuel cell of any type operated in the United States. The Santa Clara Plant was initially designed to provide 1.8 megawatts. Following its start up, the Santa Clara Plant achieved a peak power output of 1.93 megawatts, adjusting for supplemental fuel achieved an electrical efficiency level of 50%, a record for a single cycle fossil fuel cell power plant, and also achieved record low emissions of sulfur and nitrogen oxides.

The Santa Clara Plant operated at various electrical outputs for almost one year, half of such time being connected to the utility grid. Despite encountering equipment problems unrelated to the basic fuel cell technology, the Santa Clara Plant achieved most of the goals set by the Company for the project and established new milestones. After the end of the operation of the Santa Clara Plant in March 1997, all of the fuel cell stacks were returned to the Company for comprehensive analysis. The Company used the results of this analysis, along with the results of ongoing development activities, to develop a commercial fuel cell design significantly more compact, reliable and cost-effective than the Santa Clara Plant design. Based on data and analysis from the SCDP and continued progress by company researchers, the Company continues to advance the DFC(TM) design. A new generation of stack hardware has been developed with cells which are 50% larger in area, 40% lighter per unit area and 30% thinner than the SCDP design. These improvements have doubled the power output from a full-height stack. The low-cost advanced cell design incorporating these improvements has been refined through subscale stack tests, which have shown the new cells to be more tolerant of load and thermal changes, with no loss of performance in up to 10 thermal cycles.

In further efforts to develop the DFC(TM) for commercialization, the Company built an integrated power plant facility that can operate DFC(TM) stacks up to 400 kW. A long-term endurance test on a 10 cell stack with the new cell hardware has completed over 13,000 hours of operational testing. The stack has met the performance stability goal for the Company's market entry product. In addition, an internally insulated stack enclosure has been designed and fabricated. The enclosure eliminates the need for inert stack environment gas, and provides for a much more compact arrangement of each stack within the multistack modules.

To date, the Company has operated two full height stack demonstrations. Power conversion efficiencies from pipeline natural gas to DC electricity of up to 47% has been achieved. Since the test facilities are optimized for flexibility instead of efficiency, this achieved efficiency level should translate to more than 50% electrical efficiency in commercial operation, and more than 75% employing cogeneration. This is well above most conventional means of producing electricity in this size range.

Ruggedness of the product design was demonstrated in planned stress tests, such as rapid ramp-up and thermal cycle tests. Another test simulated emergency fuel loss, verifying that the DFC(TM) stack can be maintained in the field cost-effectively despite fuel supply or power failures, without hampering performance. To date, a total of more than 1,250,000 kWh have been produced using a stack, which began operation in March of 1999. Total operation time has exceeded 7,500 hours, including four thermal cycles.

The Company's current fuel cell power plant design will be capable of producing the same output as the Santa Clara Plant with a footprint one ninth as large. This reduction in size and increase in power per stack results in substantial manufacturing cost savings. The Company anticipates a demonstration of a commercial 1 MW fuel cell stack design in 2001, followed by further complete power plant demonstrations.

Recent market research has indicated that the demand for fuel cell power plants from early commercial adopters of the technology may be greater in the sub-MW size than the larger sizes. To meet that demand, the Company plans to take advantage of its license rights to the "Hot Module" fuel cell developed by MTU. See "Partnerships, Joint Ventures and Licenses". This nominal 250kW design, which incorporates the Company's fuel cell stacks, uses an innovative integration of some of the elements of the balance-of-plant with the fuel cell stack module, with the expectation of reducing costs to the power plant as a whole. The design is very compact and specially suited for cogeneration applications. During 1999, the Company delivered fuel cell assemblies to MTU for a field demonstration of the Hot Module design at Bielefeld a municipal utility in Germany. The cogeneration plant was successfully commissioned in November 1999, providing up to 225 kW of electricity and the by-product of high quality heat, at an overall thermal efficiency exceeding 75% feeding 80,000 kWh to the grid as of December 1999.

An additional demonstration of a hot module cogeneration plant is planned in Germany during 2000. This plant, as before, will use Company supplied fuel cell assemblies. The Company also plans to conduct its own field trials of a 250 kW unit at a host site selected by Los Angeles Department of Water and Power. Additional U.S. field trials are planned for late 2000. The Company is currently revising MTU's design to comply with U.S. codes and standards.

Principal Development Contracts

The Company's revenues have been principally derived from U.S. government and industry research and development contracts and license fee income. Government funding provided approximately 87%, 97%, and 92% of revenues in fiscal 1999, 1998, and 1997 respectively, principally by the DOE.

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

The Company has been working on the development of its Direct FuelCell(TM) technology under contracts since 1977, with various government agencies in addition to the DOE, including the Department of Defense, the Defense Advanced Research Projects Agency ("DARPA"), and the National Aeronautics and Space Administration ("NASA").

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

The present estimated value of the DOE Cooperative Agreement is $95 million, excluding cost share funding. The term of this contract has been extended to December 2000. The Company has requested additional funds from DOE and an extension of the term of the contract in order to complete the development and conduct planned field trials of its commercial fuel cell stack design products. The Company and its partners have been providing significant cost-share funding for the project covered by this contract. The Company is also seeking additional funding from potential customers and other private sector organizations, which may be necessary to complete the commercialization process as planned. The Company expects its main contract with the DOE to be supported through 2003.

In addition to the activities listed above, the Company has been active in soliciting other business from industry and government organizations. The
Company has been working on Direct FuelCell(TM) power plants for marine applications under contracts with the U.S. Navy and U.S. Coast Guard. These power plants are required to operate on liquid fuels such as diesel. Initial feasibility of using diesel in Direct FuelCell(TM) has been demonstrated. Under this contract, the Company has already produced clean fuel-cell compatible fuel from marine diesel in a compact fuel processing system. In 1999, a subscale fuel cell stack was tested on this clean fuel under conditions simulating marine requirements. The Company also passed required shock and vibration tests, and was selected (subject to final negotiation of a contract) by the Navy to continue development work under Phase II, leading to a 500 kW land based demonstration. In 1999, the Company formed a partnership with Bath Iron Works, a General Dynamics Company to develop an advanced carbonate-based energy plant for defense marine applications. In addition to satisfying marine applications, a stationary market opportunity for islands, such as Bermuda, Hawaii etc., exists which are primarily dependent on diesel fuel to generate electricity.

In late 1999, DOE transferred a long standing Clean Coal project to Global Energy; a Cincinnati based independent power producer. The objective of the project is to demonstrate an innovative gasification technology. The clean, low cost fuel generated in this process will be used to fire gas turbines and to demonstrate the operation of a MW class fuel cell power plant. The Company is named in the contract as the fuel cell developer. Sub-contract negotiations with Global are in progress.

In 1999, the Company received an award from the DOE to develop a high temperature membrane to overcome some of the shortcomings of present generation polymer electrolyte membrane fuel cells (PEM).

The Company also has received several Small Business Innovation Research grants and research contracts from various organizations to explore advanced concepts or new applications of fuel cells.

Partnerships, Joint Ventures and Licenses

The Company has entered into international licensing agreements with major corporations. Generally, the Company has reserved for itself the exclusive rights to manufacture and sell carbonate fuel cells in North America. The licensees pay annual license fees to the Company and royalties on equipment sales.

The Company has benefited from its licenses and has received valuable technical and manufacturing information from its licensees. By coordinating its own development program with the extensive effort of its partners, it has leveraged its own efforts substantially.

DaimlerChrysler subsidiary MTU-Friedrichshafen GmbH ("MTU"). In 1989, the Company entered into a license agreement (the "MTU Agreement") with DASA, a German aerospace and aircraft equipment manufacturer and a subsidiary of Daimler Benz Corporation, one of the largest industrial companies in Europe. That agreement was transferred to a subsidiary of DASA, MTU Friedrichshafen, which manufactures ship propulsion and power generation equipment in 1993. In 1994, MTU became a subsidiary of AEG Daimler Benz Industries, now DaimlerChrysler.

In 1992, MTU, formed a European consortium (ARGE) including RWE AG, the largest electric utility in Germany, Ruhrgas AG, the largest natural gas supplier in Germany, Elkraft Power Co. Ltd. (Elkraft), a large Danish utility, and Haldor Topsoe A/S, a Danish industrial company. The intent of the consortium is to spend approximately 130 million Deutsche Marks ($68 million), over a nine year period on further development, demonstration and commercialization of the Company's carbonate fuel cell technology. Certain individual members of the consortium, including MTU, Elkraft and Haldor Topsoe A/S, have conducted carbonate fuel cell activities on their own utilizing the Company's technology. The activities of this group complement the Company's efforts to design and manufacture natural gas and coal gas fueled carbonate fuel cell systems based on the Company's designs.

During 1998, MTU designed and built a 250 kW cogeneration fuel cell unit (the "Hot Module"), which incorporates the Company's fuel cell assemblies, uses an innovative integration of a portion of the balance-of-plant into the fuel cell stack module itself, with the expectation of reducing costs to the power plant as a whole. The design is very compact and especially suitable for cogeneration applications. In July 1998, the Company entered into a Cross-Licensing and Cross-Selling Agreement with MTU pursuant to which MTU and the Company have granted to each other the right to manufacture and sell each other's stationary power fuel cell products in their respective regions. The Company therefore has the right to manufacture and sell fuel cell power plants based on MTU's Hot Module design in North America, while, MTU has the right to sell fuel cell power plants based on the Company's larger 1.5 MW base module in Europe. Each company will pay royalties based upon sales.

The 1989 MTU Agreement was replaced in December of 1999 with a revised MTU Agreement. Pursuant to the terms of the new MTU Agreement, the Company has granted to MTU an exclusive license to use, develop and sell carbonate fuel cells in Europe and the Middle East, and a non-exclusive license in South America, and Africa, subject to certain rights of the Company and others. MTU has agreed to conduct research, development, manufacturing and marketing programs in the area of carbonate fuel cell technology and to make the results available to the Company . In addition, MTU has agreed to pay to the Company a royalty based on kilowatts of electrical generating capacity using carbonate fuel cells made or sold by MTU or its permitted licensees, including a minimum annual royalty commencing in 2000.

During 1999, the Company delivered a fuel cell stack to MTU for a field demonstration of the Hot Module design at the municipal utility in Bielefeld, Germany. In calendar 2000, the Company expects to demonstrate a Hot

Module unit, using a Company-manufactured fuel cell stack, in the United States at a site to be determined. MTU buys its fuel cell assemblies from the Company and has ordered fuel cell assemblies from the Company for three other power plants to be delivered in 2000. The Company anticipates that MTU will continue to purchase fuel cell assemblies from it for the foreseeable future.

Mitsubishi Electric Corporation ("MELCO"). In November 1981, the Company and MELCO, a Japanese electronics and electric equipment manufacturer entered into a license agreement relating to carbonate fuel cell technology. MELCO designed and constructed a 200 kW power plant at a Japanese utility site incorporating Direct FuelCell(TM) technology, which was operational in 1999. MELCO has notified the Company that based upon Japanese Government direction it intends to reduce its efforts to internal research and cancel the agreement by January 31, 2000. The Company is in discussion with potential partners interested in commercializing DFC(TM) technology in Asia.

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

U.S. Department of Energy. In connection with certain contracts and grants from DOE, the Company has agreed to pay DOE 10% of the annual license and royalty income received from MTU, up to $500,000.

Fuel Cell Markets

The Company expects to grow its commercial markets in three phases. Initial orders will come from premium priced applications, the second phase will involve commercial and light industrial users in a more competitive, sustaining market and finally, the achievement of manufacturing economies of scale and the introduction of next generation products will allow the penetration of highly competitive distributed generation markets.

The Company is targeting its initial commercialization efforts for niche stationary power applications. This is because the Company will not yet have gained the cost advantages of mass production. Therefore, the Company expects initial adopters to include those in regions where air pollution requirements are particularly strict, industrial and commercial users who can make use of the high quality waste heat for cogeneration purposes, customers with opportunity fuels such as landfill or digester gas, customers with a requirement for premium power quality or 24X7 reliability, those seeking grid independence or those trying to solve grid transmission shortages and especially those customers who combine several of the above characteristics. The Company also expects to have early purchases from utility and non-utility power producers who will purchase fuel cells to improve their knowledge of the technology with the intention of purchasing or leasing and servicing the equipment in the future. The Company is in active discussions with various utilities, other power producers and equipment suppliers regarding the purchase of its fuel cell products for applications such as those described above.

End users such as hospitals, data processing centers, military bases, schools, shopping centers and office buildings have already emerged as early adopters of distributed generation mainly in the form of cogeneration, the combined utilization of heat and electricity generated by the power plant. The high operating temperature of the Company's Direct FuelCell(TM) provides an advantage in these applications. The Company believes that its sustaining market will come from commercial and light industrial customers following this initial trend. The Company, using a consultant (ERI Services, of Hartford, Connecticut), has identified cogeneration markets where credits for waste heat could be used to reduce the cost of electricity produced. Markets in 11 states were characterized as a function of selling price from $1,000 to $3,000/kW for units for applications of between 1 and 5 MW. The study indicated a potential market in these states of $15 billion at $1,500/kW and $7 billion at $3,000/kW. Furthermore, in a study completed in February, 1999, EPRI identified 24,000 MW of potential business among commercial and light industrial customers who could self-generate using the Company's products at a savings compared to their current electric rates The Company expects to serve these customers through energy service providers. These retail companies selling energy services to end-users are expected to emerge as the result of deregulation of the electric utility industry. As markets open and customer's expectations increase, retail companies will offer a comprehensive slate of services. Distributed generation technologies offer a flexible tool for this purpose and industry experts expect that within 10 years energy retailers will purchase up to 60% of all new distributed generation equipment.

Many utilities are interested in fuel cell power plant technology primarily as an efficient, low pollution and cost-effective dispersed generator. Since the Company's fuel cells can be located at, or in place of, distribution and transformer stations, they may provide greater flexibility in the transmission and distribution of electricity. The modular aspects of the Company's fuel cells may also allow larger utilities to introduce phased capacity construction into their generation system. In this approach, the utilities could expand electricity generation capacity to keep pace with demand by adding blocks of fuel cells on a periodic basis as required, thereby improving cash flow as compared with building a single large plant.

The company is developing turbine hybrid power plants as its next generation technology. The Company believes that due to the very high electric efficiencies which can be achieved in these power plants (greater than 70%), and the availability of configurations in excess of 20 MWs, they could provide an attractive cost-effective means for large scale distributed power generation for utilities.

Fuel Cell Competition

Several companies in the United States are involved in fuel cell development. One of these companies, M-C Power Corporation is engaged in the development of carbonate fuel cells but uses a different technical approach, which involves complex auxiliary equipment to convert fuel to hydrogen. In Japan, at least six manufacturers have demonstrated interest in developing and marketing carbonate fuel cells. One of these, Mitsubishi Electric Company, is a licensee of the Company (see Partnerships, Joint Ventures and Licenses). Some have larger marketing and sales departments than the Company and a history of producing and selling electric generation equipment. Two Japanese companies have demonstrated extended operation of 100kW carbonate fuel cells and jointly tested a 1MW plant in 1999. One of these companies is expected to concentrate on 700-800 kW modules for dispersed power generation.

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

In addition to the carbonate fuel cell, other types of fuel cells are also being developed by different companies worldwide. These fuel cells, generally referred to by the electrolyte medium they use, include phosphoric acid, polymer electrolyte and solid oxide systems. These fuel cells are in various stages of development and aim at different applications including stationary power, transportation and portable power. Only the phosphoric acid fuel cell system, developed by United Technology's ONSI Corporation is in advanced stages of development and has limited commercial sales. This system is significantly less efficient and is expected to be more expensive compared to the Company's Direct FuelCell(TM). More recently, Ballard Power Systems has announced plans to test 250 kW polymer electrolyte units for stationary applications. Plug Power Corporation has also announced plans to test models of its 5-10 kW fuel cells for residential applications. The Company believes that polymer electrolyte membrane (PEM) based fuel cells are less efficient than the DFC(TM) and therefore have higher fuel costs. The Company believes that the PEM developers are primarily focused on transportation fuel cells and small residential units. The Company believes that these will not directly compete with the Company's targeted stationary power markets in the 250kW size and larger.

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

While hydroelectric power is not forecast to shrink as dramatically as nuclear power as a share of the market, it faces limited growth. The best domestic hydro opportunities have been exploited, and there is growing pressure from conservationists to remove some existing dams due to environmental concerns. The DOE's forecast projects slightly under 3% growth in hydroelectric capability by 2020.

The Company is competing primarily on the basis of fuel efficiency, environmental considerations and cost. The Company believes that the carbonate fuel cell enjoys competitive advantages over other fuel cells including higher efficiency, ease of operation, environmental quality and expected low cost. The Company believes it is more advanced in the development of carbonate fuel cells than other manufacturers.

Fuel Cell Manufacturing

The Company manufactures fuel cells at its facility located in Torrington, CT. At present, the capacity of the plant is approximately 5 MW per year on a single shift basis. The Company is planning to increase the capacity of this plant by purchasing equipment to replace certain elements of the manufacturing process which currently restrict the overall output of the facility. The Company expects to raise funds for this purpose. The first stage in this process is to raise the output capability to 50 MW per year. The Company estimates that the cost of this expansion will be approximately $16 million. Meanwhile, the Company is using existing funds to expand production capacity incrementally and to implement cost reduction and process improvement projects.

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

Other Agreements

Research and Development

A significant portion of the Company's research and development has been funded by government contracts and therefore, a substantial amount of the Company's total research and development expense has been included in "cost of revenues" and not in its "research and development expense" in the Consolidated Financial Statements. In addition, the Company has incurred discretionary research and development expense under its government contracts for fuel cell and battery development which has been included in "research and development expense" although it, too, has been reimbursed fully under the government contracts.
During fiscal 1999, 1998 and 1997, 100% of the Company's research and development was funded by customers, including approximately $1.81 million, $2.26 million and $1.27 million, respectively, of discretionary independent research and development expense.

During 1998 the Company also formed a joint venture with the City of Xiamen, China called Xiamen-ERC Technology Company, Limited. This Joint Venture has been formed to fund other entities, such as Xiamen University, to conduct research in advanced electrochemical technologies, which will benefit the Company and

Xiamen. The Company has invested $400,000 of capital into this joint venture, which is currently two-thirds owned by the Company. In 2000, the Company intends to transfer one third ownership in the joint venture to Evercel, Inc.

Proprietary Rights

The Company relies primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures (including, in some instances, the encryption of certain technical information) and contractual provisions to protect its proprietary rights. The Company has obtained patents and will continue to make efforts to obtain patents, when available, in connection with its technologies. The Company can give no assurance that any patent obtained will provide protection or be of commercial benefit to the Company, or that its validity will not be challenged. The Company also seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which may afford only limited protection. The Company presently has 53 United States patents including 1 obtained in 1999, and 7 pending United States patent applications, including 4 filed in 1999, as well as 105 patents in certain foreign jurisdictions,, and 15 pending patent applications, including 1 filed in 1999, in certain other jurisdictions, principally in Europe, South America, and Japan. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States and, because of the Company's significant international presence, the Company can give no assurance that the Company will be able to protect its proprietary rights in the jurisdictions in which it conducts business or into which it licenses its technology or in which products incorporating its technology are manufactured and sold.

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

Employees

As of December 31, 1999, the Company had 114 full-time employees, of which approximately 30 were engineers, scientists, and other degreed professionals and 84 were professional, technical, administrative and manufacturing support personnel. The Company considers relations with its employees to be good. The loss of key employees could cause delays in completing contracted work and development and commercialization activities.

Executive Officers of the Registrant

The executive officers of the Company and their ages are as follows:

      NAME                  AGE               POSITION WITH THE COMPANY
      ----                  ---               -------------------------

Jerry D. Leitman            57         President and Chief Executive Officer
Dr. Hansraj C. Maru         55         Executive Vice President and Director
Christopher R. Bentley      57         Executive Vice President and Director
Joseph G. Mahler            47         Vice President,  Chief Financial Officer,
                                         Treasurer & Corporate Secretary

Jerry D. Leitman has been President, Chief Executive Officer and a Director of the Company since August 1997. Mr. Leitman was previously President of ABB Asea Brown Boveri's global air pollution control businesses from 1992 to 1995. Prior to joining ABB Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational, responsible for FLAKT`s worldwide industrial businesses from 1989 to 1992. Mr. Leitman is also a Director and a member of the Audit Committee of Esterline Technologies Inc. Mr. Leitman obtained both a BS and MS in Mechanical Engineering from Georgia Institute of Technology in 1965 and 1967, respectively.

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

Risk Factors

The risk that the Company's products are not cost competitive

The Company recognizes that achieving a significant share of the power generation equipment market will require that the Company offer its products at very competitive prices, which can only be accomplished when production costs are cut substantially from current levels. There is no guarantee that the Company will be able to achieve the required volume production levels to make its products cost-effective. The failure of the Company to achieve a lower cost structure through volume economies of scale and/or other expected changes and improvements in the manufacturing process would have a material effect on the business. In addition, the Company has no control over the commodity prices of several types of competitive energy sources such as oil, gas or coal. Significant decreases in the price of these inputs could also have a material adverse effect on the business.

The Distributed Generation market may not develop as anticipated

Although many distributed generation products have been under development for a number of years, commercial prospects for these products are at an early stage of development and rapidly evolving. If the market fails to develop or develops more slowly than the Company expects, the Company may not be profitable in the future. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the market is new and evolving, it is difficult to predict with certainty the size of this market and its growth rate. A market for carbonated fuel cells may not develop and demand for the Company's services may not emerge or be sustainable. If the market fails to develop or develops more slowly than expected, the Company's business would be materially adversely affected.

The Company is affected by governmental regulation and legal uncertainty

The retail electricity industry is undergoing the process of deregulation throughout the US. Although FuelCell Energy is not currently subject to direct regulation by any domestic or foreign governmental agency, it is possible that industry specific laws and regulations will be adopted covering issues such as environmental standards, transmission scheduling, distribution and characteristics and quality of the Company's products and services. Such regulation could limit the growth in the use of carbonated fuel cells and decrease the acceptance of fuel cells as a commercial product. Moreover, the applicability of existing laws in various jurisdictions governing issues such as stranded cost recovery and product liability may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the energy industry could have a material adverse effect on the Company's business.

The Company is subject to possible capital constraints

 FuelCell Energy believes that cash reserves and cash flows from operations will be adequate to fund operations at least for the next twelve months. However, there can be no assurance that such sources will be adequate or that additional funds will not be required either during or after such period. Future capital requirements are dependent upon many factors, including, but not limited to, the rate at which the Company expands production volume capabilities, the amount used to fund demonstration projects, the level of government funding provided to the Company and the Company's investment in new technology. The Company expects to need additional funding to expand its manufacturing capability to the level where volume efficiencies can be achieved. Additional financing may not be available and, if available, it may not be available on terms favorable to the Company or its stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit operations significantly.

Intellectual property rights offer only limited protection

The Company's proprietary technology is protected by trademark laws, patents, trade secrets, confidential procedures and contractual provisions. The steps the Company has taken to protect its intellectual property may not prevent misappropriation of this technology and intellectual property agreements entered into by the Company may not be enforceable. It might be possible for a third party to copy or otherwise obtain and use the Company's technology or other proprietary information without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's technology is difficult due in large part to the global nature of the power generation market. The laws of other countries may not adequately protect the Company's intellectual property.

The Company is dependent on key personnel

The Company's performance is substantially dependent on the continued services and on the performance of its executive officers and other key personnel, particularly Jerry Leitman, the President and Chief Executive Officer. The loss of the services of any executive officer or other key personnel could materially adversely affect the Company's business. Although some executive officers and key personnel have entered into employment agreements, these agreements do not prevent them from leaving the Company. Also, the Company does not maintain "key person" life insurance policies.

The power generation industry is competitive

The power generation industry is highly competitive. Failure to compete successfully would have a material adverse effect on the Company's business, results of operations and financial condition. The Company competes not only with other fuel cell manufacturers, but also with makers of alternative energy sources such as wind, solar power and hydropower as well as power producers using more established sources such as oil, gas and coal. Some of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. These resources may enable competitors to adapt more quickly to new technologies, or to devote greater resources to the development, promotion and sale of their products. In addition, other companies could develop new products and services that could directly compete with FuelCell Energy. If the market becomes saturated with competitors, the Company's business would be materially adversely affected.

The Company is reliant on Government contracts and a few other customers

Historically, the Company's major source of revenue has come from government contracts, as well as from licensees of the Company's technology. The Company has no control over these parties and cannot guarantee the ability to maintain satisfactory relationships with any of them on acceptable commercial terms. In addition, the Company's government funding is subject to changes in government agency procurement policies, reductions in expenditures for the services provided by the Company, government agency budget shortfalls, annual congressional appropriations and other risks generally associated with government contracts. The Company cannot guarantee that these contracts will continue to be an integral source of revenue in the future. Failure to retain this customer base or receive government funds would have a material adverse effect on the Company's business. In addition, to achieve projected revenue levels, it will be necessary to expand the current customer base. There can be no assurance that the Company will find additional customers or markets for its products. Failure to expand the customer base would also have a material adverse effect on the Company's business.

The Company concentrates on one product; and market acceptance is uncertain

Since beginning its operations, the Company has derived all of its revenue from R & D contracts as well as from licensees of its electrochemical technologies. The Company expects that its carbonate fuel cell products will continue to account for all of its revenue in the foreseeable future. As a result, the Company's future results of operations are dependent upon continued market acceptance as well as enhancements to the fuel cell products.

The Company cannot guarantee that potential customers will accept fuel cells as a replacement for traditional power sources. Market acceptance of fuel cells will depend upon continued growth in distributed generation technology. Fuel cells may not prove to be a viable medium for power generation due to the inadequate development of the necessary infrastructure or to delays in the development or adoption of new standards and protocols. The acceptance of fuel cells will require a broad acceptance of new methods of power generation. Failure of fuel cell products to gain market acceptance would have a material adverse effect on the Company's business.

The Company has limited experience in marketing its products

The Company has traditionally sold its products to government entities and a select few large industrial entities. Neither customer base has required the use of an extensive sales or marketing force. Going forward, the Company's ability to compete effectively will have to rely on greater use of the sales and marketing functions in order to deliver the Company's products to a wider customer base. Future results will depend on the ability of the Company's executive team to attract and maintain the sales and marketing force. The Company cannot guarantee that it will be able to increase the size of its sales and marketing team on a timely basis to provide a higher level of support required by a wider customer base. Failure to add qualified sales and marketing representatives would have a material adverse effect on the Company's business.

The risk that the Company's management is unable to manage growth effectively

The Company expects that the availability of additional capital will permit it to expand its manufacturing capabilities, accelerate the commercialization of its product and to enter a period of rapid growth which will place a significant strain on the Company's financial and other resources. The proposed expansion will expose the Company to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. The Company's ability to manage its growth effectively will require it to continue to improve its operations, its financial and management information systems and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively, the Company's results of operations could be adversely affected.

The risk that commercialization is delayed

The Company believes that its fuel cell commercialization program is dependent upon the Company conducting one or more additional commercial field trials of its power plants. The failure of the Company to site these power plants and complete these commercial field trials as it currently plans could delay the timetable in which the Company believes it can begin to commercially sell its product. The failure of these commercial field trials to perform as well as the Company anticipates could also have a material adverse effect on the Company's commercialization plans. Any such delay or performance failure would have a material adverse effect on the Company's business.

The Company faces the risk of product obsolescence and technology concerns

Future results will depend on the ability of the Company's products to maintain a technological edge with regards to being an efficient and environmentally friendly means of power generation. Given the intense competition within the industry and the ability of some of the Company's competitors to maintain cutting-edge research and development capabilities, it is possible that the competition could develop a product that proves to be more efficient as a means of power generation. The risk of product obsolescence would have a material adverse effect upon the Company's business.

The Company has lengthy sales cycles

Given the Company's dependence on government contracts and the necessity of providing government entities with substantial amounts of information, the sales process has historically been long and time-consuming. Additional time is also needed to build demonstration models to gauge the effectiveness of the product at different stages of development. The time from initial contact to delivery of product can take several months and in some cases, several years. The Company will need to shorten the time from initial contact to final product delivery if it hopes to expand production, reach a wider customer and forecast revenue with any degree of certainty. As new competitors and products enter the industry, failure to shorten the sales cycle could have a material adverse effect on the Company's business.

The Company has a large and influential shareholder

MTU currently has an 11% percent equity stake in the Company and is also a licensee of its technology. Therefore, it would be in MTU's interest to possess substantial influence over matters concerning the Company's overall strategy and technological development. Such influence could make it difficult for a third party to acquire stock or have input into the decisions made by the Board of Directors. In addition, MTU's equity stake could put itself into a conflict of interest if MTU is experimenting with competing technologies for its other products.

Item 2. PROPERTIES

The Company currently owns and occupies approximately 72,000 square feet in two interconnected single story buildings on 10.8 acres, of which approximately 5.4 acres are currently used, in Danbury, Connecticut. For specific information with respect to the mortgage on the Danbury, CT facility, see Note 6 to Consolidated Financial Statements. Additionally, the Company has leased a 63,000 square foot facility in Torrington, Connecticut for its manufacturing operations. The lease expires February 1, 2001, however the Company is currently negotiating to lease a new facility. The annual lease cost of the Torrington facility is approximately $325,000.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any significant legal proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year covered in this report.

The following three items below were voted on at a special meeting of shareholders held on September 2, 1999. The result of the voting was as follows:

     1. To approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to change the name of the Company to FuelCell Energy, Inc.


          VOTES FOR                 VOTES AGAINST               ABSTAIN
          ---------                 -------------               -------

          3,913,929                     8,070                    3,077

     2. To approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 8,000,000 to 20,000,000.

            VOTES FOR               VOTES AGAINST                ABSTAIN
            ---------               -------------                -------

            3,578,501                 338,525                     8,050

     3. To approve the reincorporation of the Company in the State of Delaware (the "Reincorporation"), to be effected pursuant to an Agreement and Plan of Merger, by and between the Company and FuelCell Energy, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Delaware Company") pursuant to which the Company will merge with and into the Delaware Company and the Delaware Company will survive the Merger.

              VOTES FOR         VOTES AGAINST      ABSTAIN      NON-VOTES
              ---------         -------------      -------      ---------

              3,010,456            99,224           5,077         810,319

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock (Common Stock), par value $.0001, has been publicly traded since June 25, 1992. From September 21, 1994 through February 25, 1997 the Common Stock traded on the Nasdaq National Market ("NASDAQ") and since February 26, 1997 the Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "FCL". On January 24, 2000 there were approximately 251 common stockholders of record.

The following table sets forth the range of high and low prices of the Common Stock on the AMEX for the fiscal quarters indicated, as reported by AMEX.

Year Ended 10/31/99                      High                          Low
-------------------                      ----                          ---

First Quarter                         $10.250                         7.750
Second Quarter                          9.667                         5.375
Third Quarter                          12.917                         7.000
Fourth Quarter                         21.167                        10.750

Year Ended 10/31/98                     High                          Low
-------------------                     ----                          ---

First Quarter                          12.000                         8.500
Second Quarter                         19.333                         9.917
Third Quarter                          16.333                        11.500
Fourth Quarter                         12.167                         6.333


The Company has never paid a cash dividend on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates retaining all of its earnings to finance future growth. Under the terms of the Company's Loan Agreement with First Union National Bank, the Company may not, without the written consent of First Union National Bank, declare or pay any dividend.

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 1999 have been derived from the audited consolidated financial statements of the Company together with the notes thereto included elsewhere in this Report (the "Consolidated Financial Statements"). The data set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                    1999              1998              1997              1996               1995
                                                -----------       -----------       -----------       -----------       -----------
Net Sales                                           $19,965           $24,318           $24,830           $29,446           $33,955
Gross Profit                                          7,543             9,728             9,188             8,551             7,696
Operating Expenses:
  Administrative & Selling                            6,615             6.986             6,081             4,858             4,513
  Depreciation                                        1,362             1,529             1,768             1,919             1,801
  Research & Development                              1,813             2,258             1,270             1,260               944
                                                -----------       -----------       -----------       -----------       -----------
Operating income (loss)                              (2,247)           (1,045)               69               514               438
Interest & other income,
  Net                                                   195               267               307               442               317
Interest expense                                       (169)             (269)             (354)             (503)             (459)
License fee income net                                1,527               678               650               357               357
                                                -----------       -----------       -----------       -----------       -----------
Income (loss) before income taxes                      (694)             (369)              672               810               653
Income tax expense                                      291                13               247               301               211
                                                -----------       -----------       -----------       -----------       -----------
Net income (loss)                                     ($985)            ($382)             $425              $509              $442
                                                ===========       ===========       ===========       ===========       ===========

Basic earnings (loss) per share                      ($0.16)           ($0.06)            $0.07             $0.09             $0.08

Basic shares outstanding                          6,226,714         6,121,527         5,931,760         5,694,480         5,571,735

Diluted earnings (loss) per share                    ($0.16)           ($0.06)            $0.07             $0.08             $0.07

Diluted shares outstanding                        6,226,714         6,121,527         6,287,745         6,094,592         5,958,422

Working capital                                      $7,204           $10,234            $6,366            $8,087            $8,216
Total assets                                         19,831            26,843            21,433            23,540            23,847
Long-term debt                                        1,625             1,944             2,699             4,363             6,487
Total shareholders' equity                           14,815            15,870            14,769            14,062            12,238

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company obtains its revenues primarily from government and industry funded research and development contracts and license fees. These contracts are generally multi-year, cost reimbursement type contracts. The majority of these are United States Government contracts which are dependent upon the government's continued allocation of funds.

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

The Company has been notified by DOE that its 2000 funding on the cooperative agreement will be approximately the same level as 1999's funding. The Company is in discussions with the DOE to extend and fund the cooperative agreement through 2003.

Evercel Spin-off

On February 22, 1999, the Company effected a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a wholly-owned subsidiary of the Company. In connection with this transaction, the Company transferred to Evercel net assets of $669,000 representing the principal assets and liabilities related to the Company's Battery Group that was engaged in the development and commercialization of a patented, nickel-zinc rechargeable battery. Following the transfer, the Company distributed to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of common stock of the Company.

RESULTS OF OPERATIONS

1999 compared to 1998. Revenues decreased 18% to $19,965,000 in the 1999 period from $24,318,000 in the 1998 period. The decrease in revenue was due to the reduction in revenues from the Cooperative Agreement with the U. S. Department of Energy. This was partially offset by an increase in revenues from commercial customers and the U.S. Navy for the development of the Direct FuelCell(TM)for land use and ship service applications.

Cost of revenues decreased 15% to $12,422,000 in the 1999 period from $14,590,000 in the 1998 period due to decreased revenues and partially offset by increased spending in the development of fuel cell component manufacturing processes.

Administrative and selling expenses decreased 5% to $6,615,000 in the 1999 period from $6,986,000 in the 1998 period. The decrease in the 1999 period reflects the impact of the spin-off of Evercel, in February 1999 partially offset by increased costs relating to the commercialization of the Company's Direct Fuel Cell(TM) technology. Depreciation expense decreased 11% to $1,362,000 in the 1999 period from $1,529,000 in the 1998 period. The decrease was the result of the completion of the depreciation of machinery and equipment originally installed in the Company's Torrington CT facility and the transfer of fixed assets to Evercel, Inc. Research and development expenses decreased 20% to $1,813,000 in the 1999 period compared to $2,258,000 in the 1998 period. The decrease was the result of the transfer of the research and development efforts for nickel zinc batteries to Evercel.

License fee income, net increased 125% to $1,527,000 in the 1999 period from $678,000 in the 1998 period. In 1999 the Company recognized previously deferred license fee income of $1,300,000 resulting from the successful testing of Evercel's nickel zinc battery technology.

Interest expense decreased 37% to $169,000 in the 1999 period from $269,000 in the 1998 period. The decrease resulted from lower interest rates and the reduction of notes payable to primary lenders.

Interest and other income, net decreased 27% to $195,000 in the 1999 period from $267,000 in the 1998 period. In the 1999 period, the Company recognized as other expense $84,000 of one time costs, associated with its investment in the joint venture with Xiamen Three Circles Co. Ltd. These costs offset increased interest income on higher interest rates earned on invested funds.

The effective tax rate increased to 41.9% in the 1999 period from 3.6% in the 1998 period. The increase was due primarily to an increase in the valuation allowance relating to foreign tax credit carryovers and state net operating loss carryforwards. The valuation allowance was increased due to a limited carryforward period and the probability that the carryforwards will not be realized.

1998 compared to 1997. Revenues decreased 2% to $24,318,000 in the 1998 period from $24,830,000 in the 1997 period. The decrease in revenues was primarily due to the final completion of all activities related to the Direct FuelCell(TM) power plant project in Santa Clara, California. The decline was partially offset by an increase in billings, as compared to fiscal year 1997, on the DOE Cooperative Agreement and the contract with the U.S. Navy for the development of ship service fuel cells.

Cost of revenues decreased 7% to $14,590,000 in the 1998 period from $15,642,000 in the 1997 period due to decreased revenues and partially offset by increased spending levels on research and development.

Administrative and selling expenses increased 15% to $6,986,000 in the 1998 period from $6,081,000 in the 1997 period. The 1998 period reflects an increase in costs related primarily to the acceleration of the commercialization of the Ni-Zi battery technology. These included salary and fringe benefits and legal and professional costs related to the creation of joint venture and licensing agreements with the Company's Chinese partners, the unconsummated acquisition of a battery manufacturing company, and the spin-off of the Battery Group. These costs amounted to $400,000, $280,000, and $240,000, respectively. Depreciation expense decreased 14% to $1,529,000 in the 1998 period from $1,768,000 in the 1997 period. The decrease was substantially due to completion of the depreciation period for assets capitalized in 1992 related to the manufacturing facility in Torrington, which ended February 1, 1998. Research and Development expenses increased 78% to $2,258,000 in the 1998 period from $1,270,000 in the 1997 period. This was a result of increased costs as compared to fiscal

1997 relating to the commercialization of the battery technology amounting to $886,000 and to the development of fuel cell technology of $102,000.

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

The effective tax rate decreased to 3.6% in the 1998 period from 36.7% in the 1997 period. The primary reason for the difference in the rate is attributable to an expected tax benefit offset by non-deductible expenses for tax purposes relating to the spin off of the Battery Group.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from operations including government contracts and cooperative agreements, borrowings, and sales of equity. In 1998, the Company also received License Fee Income of $1,500,000 from the Xiamen-Three Circles Co. (formerly Xiamen Daily-Used Chemicals Co.) and Nan Ya Plastics Corp. license agreement and
$3,000,000 from the Xiamen-Three Circles Co. (formerly Xiamen Daily-Used Chemicals Co.) Agreement. The $3,000,000 was subsequently invested in the Joint Venture to obtain a 50.5% ownership therein, which ownership interest will be transferred to Evercel when consent to the transfer is received from the Chinese partner and the appropriate Chinese governmental authority.

At October 31, 1999, the Company had working capital of $7,204,000 including $6,163,000 of cash and cash equivalents, compared to working capital of $10,234,000 including $10,304,000 of cash and cash equivalents at October 31, 1998. Cash and cash equivalents were reduced by $4,141,000 of which $3,020,000 represented cash in the joint venture which was deconsolidated as of February 22, 1999 as part of the spin-off of Evercel. The Company acquired $1,244,000 in fixed assets of which $603,000 was reimbursed by Evercel, retired $733,000 in debt and made other payments totaling $322,000. Cash of $62,000 provided from operations and $466,000 from the sale of common stock partially offset the use of cash.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. A portion of these expenditures was financed from the recovery of depreciation expense under cost-reimbursement contracts and cooperative agreements.

During the 1995 period, the Company entered into a $2,500,000 credit facility with MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company. The credit facility bears interest at the 30-day commercial paper rate plus 2.5 percent. The Company used the credit facility during 1995 and 1996 to acquire machinery and equipment for the Company's manufacturing facility in Torrington, Connecticut. Repayment of the credit facility commenced during the 1996 period and is scheduled to end in February 2000.

During the 1996 period, the Company entered lending arrangements with First Union National Bank , which provide for (i) a $2,250,000 five-year term loan facility, which bears interest at a floating rate equal to 1.75 percent above London Interbank Offered Rates (LIBOR), and (ii) a $600,000 term loan facility which bears interest at a floating rate equal to 1.75 percent above LIBOR. The term loan facility was fully repaid in 1998.

In fiscal year 1990, the Company borrowed $1,980,000 from MTU at a rate of 6% per annum. The pledge of FCE stock and certain machinery, equipment and leasehold improvements at the Torrington, CT, facility, secured this loan. During fiscal 1996, $877,000 of this loan was converted into 97,397 shares of common stock of the Company. MTU extended the maturity of $630,000 of the loan to November 30, 1997 with the right to convert to common stock at $9 per share. During December 1997 the Company paid the entire balance of principal and interest due in the amount of $673,000.

In December 1994, the Company entered into a Cooperative Agreement with the DOE pursuant to which the DOE agreed to provide funding to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The current aggregate dollar amount of that contract is $144,000,000 with the DOE providing $95,000,000 in funding. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 90% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. Failure of the Company to obtain the required final 10% of the funding from non-U.S. government sources on a timely basis, could result in delay or reduction of DOE funding.

The Company will need to raise additional funds to expand its Direct FuelCell(TM) manufacturing capability. The first stage in this process is to raise the output capability of the Company's manufacturing facility to 50 MW per year. Approximately $16 million has been estimated for this step. The Company cannot assure that this funding will be available on favorable terms, if at all, or that such funding if obtained would enable the Company to achieve the desired output level. In the interim, the Company is using existing funds to expand production capacity incrementally. See "Introductory Statement - Forward-looking Statement Disclaimer."

Year 2000 Disclosure

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended October 31, 1999, the Company installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of business and was not material to the results of operations or financial condition of the Company.

The Company has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, including during the period of operation after January 1, 2000.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long term debt obligations. The investment portfolio includes short term United States Treasury instruments with maturities of three months or less. Cash is invested overnight with high credit quality financial institutions. The Company's notes payable expire in 2000 and 2001. Based on the Company's overall interest exposure at October 31, 1999, including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" contained in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" in the Company's Proxy Statement for the Company's Annual Meeting of Shareholders to be held on [March 22, 2000 must confirm] (the "2000 Proxy Statement") to be filed with the SEC within 120 days from the fiscal year end.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Section captioned "Executive Compensation " to be contained in the 2000 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Section captioned "Security Ownership of Certain Beneficial Owners and Management" to be contained in the 2000 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Section captioned "Certain Relationships and Related Transactions" to be contained in the 2000 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

1)   Independent Auditors' Report

     KPMG LLP (See page F-2, hereof.)

2) Consolidated Balance Sheets as of October 31, 1999 and 1998 (See page F-3 hereof.)

3) Consolidated Statements of Income (Loss) for the Years Ended October 31, 1999, 1998 and 1997 (See page F-4, hereof.)

4) Consolidated Statements of Changes in Common Shareholders' Equity for the Years Ended October 31, 1999, 1998 and 1997 (See page F-5, hereof.)

5) Consolidated Statements of Cash Flows for the Years Ended October 31, 1999, 1998 and 1997 (See page F-6, hereof.)

6) Notes to Consolidated Financial Statements (See pages F-7 thru F-22, hereof.)

(A) (2) FINANCIAL STATEMENT SCHEDULES

Supplement schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS
                          (A) (3) EXHIBITS TO THE 10-K
                                                                       Method of
Exhibit No.                          Description                        Filing
================================================================================

2 Distribution Agreement between the Company and Evercel, dated as of February 16, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated February 22, 1999)

3.1 Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

3.2 Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1992 dated January 20, 1993)

4      Specimen of Common Share Certificate

10.4 **License Agreement, dated November 24, 1981, between Mitsubishi Electric and the Company, as amended by Agreements dated December 4, 1981, June 3, 1983, January 11, 1984, November 20, 1986, November 23, 1988 and November 23, 1991 (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1,
       1992)

10.6 **License Agreement, dated February 11, 1988, between EPRI and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.9 **License Agreement, dated November 30, 1989, between Messerschmitt-Daimler Benz and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21 *FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26 Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Daimler Benz and the Company (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 3 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 24,
       1992)

10.27 Cross-Licensing and Cross-Selling Agreement, dated as of July 16, 1998, between the Company and MTU Friedrichshafen GmbH (incorporated by reference to exhibit of the same number contained in the Company's 10-K dated January 28, 1999).

10.31 License Agreement For The Santa Clara Demonstration Project between the Company and the Participants in the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.32  Security  Agreement  for the Santa  Clara  Demonstration  Project,  dated
       September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

                          (A) (3) EXHIBITS TO THE 10-K
                                                                       Method of
Exhibit No.                          Description                        Filing
================================================================================

10.33 Guaranty By FuelCell Energy, Inc., dated September 16, 1993 for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.34 Guaranty by Fuel Cell Manufacturing Corporation, dated September 16, 1993 for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.36 *The FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.39 **Cooperative Agreement, dated December 20, 1994, between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.40 Loan and Security Agreement between the Company and MetLife Capital Corporation. (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1995 dated January 17, 1996)

10.41 *Amendment No. 2 to the FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13,
       1996)

10.42  *Amendments  to  the  FuelCell  Energy,   Inc.  1988  Stock  Option  Plan
       (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.43 Loan Agreements with First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12,
       1996)

10.44 Notes in favor of First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12,
       1996)

10.45 Security Agreements with First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.47 Amendment of Cooperative Agreement dated September 5, 1996 between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1998)

10.48 *Employment Agreement between FuelCell Energy, Inc. and the Chief Financial Officer, Treasurer and Secretary, dated October 5, 1998.

10.49 *Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer, dated August 1, 1997 (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1997)

                          (A) (3) EXHIBITS TO THE 10-K
                                                                       Method of
Exhibit No.                          Description                        Filing
================================================================================

10.50 Technology Transfer and License Agreement between the Company and the Joint Venture owned jointly by the Xiamen Daily-Used Chemicals Co., Ltd. of China and Nan Ya Plastics Corporation of Taiwan, dated February 21, 1998 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1998)**.

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

10.53 Amendment to the FuelCell Energy, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1998).

10.54 The FuelCell Energy, Inc. 1998 Equity Incentive Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1998).

21 Subsidiaries of the Company (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1, (File No. 33-47233) dated April 14, 1992)

23.1   Consent of KPMG LLP

27     Financial data schedule

*  Management  Contract  or  Compensatory  Plan  or  Arrangement

**Confidential Treatment has been granted for portions of this document.


(b) The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year 1999.


     (i) Current Report on Form 8-K filed with the SEC on October 29, 1999 (date of report October 20, 1999) (regarding the declaration of a stock dividend).

     (ii) Current Report on Form 8-K filed with the SEC on September 22, 1999 (date of report September 21, 1999) (regarding the announcement of changing Energy Research Corporation's name to FuelCell Energy, Inc., to increase the number of authorized shares of Common Stock of the Company from 8,000,000 to 20,000,000, and to change the Company's state of incorporation from New York to Delaware).

                                Table of Contents

                                                                            Page

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets - October 31, 1999 and 1998                     F-3

Consolidated Statements of Income (Loss) for theYears ended
  October 31, 1999, 1998 and 1997                                           F-4

Consolidated Statements of Changes in Common
  Shareholders' Equity for the Years ended October 31,
  1999, 1998 and 1997                                                       F-5

Consolidated Statements of Cash Flows for the Years
  ended October 31, 1999, 1999 and 1997                                     F-6

Notes to Consolidated Financial Statements                                  F-7

                          Independent Auditors' Report



The Board of Directors
FuelCell Energy, Inc.

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc, formerly Energy Research Corporation (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of income (loss), changes in common shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc. as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP

January 28, 2000
Stamford, CT

                              FUELCELL ENERGY, INC.
                           Consolidated Balance Sheets
                         October 31, 1999, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)

                              FuelCell Energy, Inc.
                                                            1999         1998
                                                         ----------   ----------
ASSETS

Current assets:
   Cash and cash equivalents                             $    6,163       10,304
   Accounts receivable                                        2,332        3,813
   Inventories                                                1,204           30
   Deferred income taxes                                        291        1,073
   Other current assets                                         405          646
                                                         ----------   ----------
        Total current assets                                 10,395       15,866

Property, plant and equipment, net                            7,195        8,347
Other assets, net                                             2,241        2,630
                                                         ----------   ----------

        Total assets                                     $   19,831       26,843
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                     $      341          755
   Accounts payable                                             484          620
   Accrued liabilities                                        1,787        1,758
   Deferred license fee income                                   29        1,329
   Customer advances                                            550        1,170
                                                         ----------   ----------
        Total current liabilities                             3,191        5,632

Long-term liabilities:
   Long-term debt                                             1,625        1,944
   Deferred income taxes                                         --          177
                                                         ----------   ----------
        Total liabilities                                     4,816        7,753
                                                         ----------   ----------

Minority                                                        200        3,220
interest                                                 ----------   ----------

Shareholders'
equity:
   Convertible preferred stock, Series C ($.01 par
    value); 30,000 shares outstanding in 1998                   --           600
                                                         ----------   ----------

   Common shareholders' equity:
        Common stock, ($.0001 par value);
         20,000,000 shares authorized: 6,325,872 and
         6,193,910 shares  issued and
         outstanding  in 1999 and 1998, respectively
      Additional paid-in capital                             14,142       12,943
      Retained earnings                                         673        2,327
                                                         ----------   ----------
          Total common shareholders' equity                  14,815       15,270
                                                         ----------   ----------
        Total shareholders' equity                           14,815       15,870
                                                         ----------   ----------

          Total liabilities and shareholders' equity     $   19,831       26,843
                                                         ==========   ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              FUELCELL ENERGY, INC.
                    Consolidated Statements of Income (Loss)
                         October 31, 1999, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)

                                          1999           1998           1997
                                      -----------    -----------    -----------
Revenues                              $    19,965         24,318         24,830

Costs and expenses:
    Cost of revenues                       12,422         14,590         15,642
    Administrative and selling              6,615          6,986          6,081
    Depreciation                            1,362          1,529          1,768
    Research and development                1,813          2,258          1,270
                                      -----------    -----------    -----------
         Total costs and expenses          22,212         25,363         24,761
                                      -----------    -----------    -----------

Income (loss) from operations              (2,247)        (1,045)            69

License fee income, net                     1,527            678            650

Interest expense                             (169)          (269)          (354)
Interest and other income, net                195            267            307
                                      -----------    -----------    -----------

Income (loss) before provision for
    Income taxes                             (694)          (369)           672

Provision for income taxes                    291             13            247
                                      -----------    -----------    -----------

Net  income (loss)                    $      (985)          (382)           425
                                      ===========    ===========    ===========

Basic earnings (loss) per share       $     (0.16)         (0.06)          0.07
                                      ===========    ===========    ===========


Basic shares outstanding                6,226,714      6,121,527      5,931,760
                                      ===========    ===========    ===========

Diluted earnings (loss) per share     $     (0.16)         (0.06)          0.07
                                      ===========    ===========    ===========

Diluted shares outstanding              6,226,714      6,121,527      6,287,745
                                      ===========    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              FUELCELL ENERGY, INC.
              Statements of Changes in Common Shareholders' Equity
                         October 31, 1999, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)

                                                Shares                                      Total
                                                  Of        Additional                     Common
                                                Common        Paid-in       Retained    Shareholders'
                                                 Stock        Capital       Earnings       Equity
                                               ----------    ----------    ----------    ----------
Balance at October 31, 1996                     5,867,680    $   11,178         2,284        13,462

Issuance of common stock
   under benefit plans                            144,932           188            --           188
Common stock retired                              (12,179)           --            --            --
Conversion of notes payable
   to common stock                                    542             3            --             3
Tax effect of disposition
 of stock options                                      --            91            --            91
 Net income                                            --            --           425           425
                                               ----------    ----------    ----------    ----------

Balance at October 31, 1997                     6,000,975        11,460         2,709        14,169

Compensation for stock options granted                 --           239            --           239

Issuance of common stock under
   benefit plans                                   22,839           172            --           172

Common stock retired                               (3,033)          (31)           --           (31)
Stock options exercised                           173,129           718            --           718
Tax effect of  disposition
    of stock options                                   --           385            --           385
Net loss                                               --            --          (382)         (382)
                                               ----------    ----------    ----------    ----------

Balance at October 31, 1998                     6,193,910        12,943         2,327        15,270
Compensation for stock options granted                 --           133            --           133
Issuance of common stock under benefit plans       19,388           138            --           138

Common stock retired                               (6,712)          (87)           --           (87)
Stock options exercised                            74,286           415            --           415
Preferred stock conversion                         45,000           600            --           600
Transfer of net assets to Evercel, Inc.                --            --          (669)         (669)
Net loss                                               --            --          (985)         (985)
                                               ----------    ----------    ----------    ----------

Balance at October 31, 1999                     6,325,872    $   14,142           673        14,815
                                               ==========    ==========    ==========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              FUELCELL ENERGY, INC.
                      Consolidated Statements of Cash Flows
                         October 31, 1999, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)


                                                              1999         1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
   Net income (loss)                                         $   (985)       (382)        425
   Adjustments to reconcile  net income (loss) to net cash
      provided by operating activities:
        Compensation for options granted                          133         239          --
        Depreciation and amortization                           1,770       1,942       2,162
        Deferred income taxes                                     605        (738)        (90)
        Conversion of accrued interest to
           Principal on long-term debt                             --          --          38
        (Gain) loss on disposal of property                       (15)          6          (1)
        (Increase) decrease in operating assets:
           Accounts receivable                                  1,445        (985)         20
           Inventories                                         (1,174)         17          25
           Other current assets                                   241        (367)        (48)
 Increase (decrease) in operating liabilities:
      Accounts payable                                           (136)       (245)       (367)
      Accrued liabilities                                          98       1,746          63
      Customer advances                                          (620)         --          --
      Deferred license fee income                              (1,300)      1,283         (66)
                                                             --------    --------    --------

        Net cash provided by operating activities                  62       2,516       2,161
                                                             --------    --------    --------

Cash flows from investing activities:
   Capital expenditures                                        (1,244)     (1,650)     (2,801)
   Proceeds-sale of marketable securities                          --          --       2,025
   Proceeds from sale of fixed assets                             603          --          --
   Payments on other assets                                      (213)         (3)        (77)

        Net cash used in investing activities                    (854)     (1,653)       (853)
                                                             --------    --------    --------

Cash flows from financing activities:
   Transfer of minority interest to Evercel, Inc.              (3,082)         --          --
   Repayment on long-term debt                                   (733)     (1,701)     (2,382)
   Sale of minority interest in joint venture                      --       3,220          --
   Common stock issued                                            466         858         188
   Tax effect of stock options exercised                           --         262          91
                                                             --------    --------    --------

        Net cash provided by (used) in
         financing activities                                  (3,349)      2,639      (2,103)
                                                             --------    --------    --------

Net increase (decrease) in cash and cash equivalents           (4,141)      3,502        (795)
                                                             --------    --------    --------

Cash and cash equivalents-beginning of year                    10,304       6,802       7,597
                                                             --------    --------    --------

Cash and cash equivalents-end of year                        $  6,163      10,304       6,802
                                                             ========    ========    ========

Cash paid during the period for:
   Interest                                                  $    158         269         344

   Income taxes                                                   104         620         446

Other non cash transactions:
   Conversion of preferred stock                                  600          --          --
   Net assets transferred to Evercel, Inc.                        669          --          --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


(1)  Summary of Significant Accounting Policies

     Nature of Business

     FuelCell Energy, Inc. (the Company or FCE) is engaged in the development and commercialization of electrochemical technologies for electric power generation. The Company manufactures carbonate fuel cells, generally on a contract basis.

     The Company's revenues are generated from customers located throughout the United States and Europe. The Company generally does not require collateral in providing credit except for international sales where a deposit may be required with the purchase orders.

     Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its subsidiary: Xiamen-ERC High Technology Joint Venture, Inc. a
     66-2/3% owned joint venture formed between the Company and the City of Xiamen, PRC.

     Cash and Cash Equivalents

     Cash equivalents consist primarily of investments in a money market fund with original maturities of three months or less at date of acquisition. The Company places its temporary cash investments with high credit quality financial institutions.

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

     Impairment of Long Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


     Revenue/License Fee Revenue, Recognition

     Revenues  and  fees  on  long-term  contracts,   including  government  and
     commercial cost reimbursement contracts, are recognized on the percentage-of-completion method. Percentage-of-completion is measured by costs (including applicable general and administrative) incurred and accrued to date as compared with the estimated total costs for each contract. Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Provisions for estimated losses, if any, are made in the period in which such losses are determined to be probable. The Company recognized approximately $2,579, $74, and $42 of long-term contract revenues from corporate shareholders of the Company during fiscal years ended October 31, 1999, 1998 and 1997, respectively.

     License fee income arises from license agreements whereby the Company grants the right to use Company patents and know-how. Amounts are deferred and recognized ratably over the respective terms of the agreements. The Company recognized approximately $250, $266 and, $316 of license fee income during each of the fiscal years ended October 31, 1999, 1998 and 1997, under license agreements with corporate shareholders of the Company.

     Revenues from the U.S. Government and its agencies directly and through primary contractors were $17,386, $24,221 and $23,377 for the years ended October 31, 1999, 1998 and 1997, respectively.

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

     Stock Option Plan

     The Company continues to account for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

     Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company applies the recognition provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


     Earnings Per Share (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. In 1999 and 1998, the Company computed diluted EPS without consideration to potentially dilutive instruments due to the loss incurred by the Company. All per share data and the number of shares of common stock have been retroactively adjusted to reflect the three-for-two stock dividend which became effective November 16, 1999.

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     SFAS No. 130 - During 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the Company, comprehensive income is the same as net income (loss) accordingly separate disclosure of comprehensive income is not presented.

     SFAS No. 133 - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations because it does not currently purchase derivative instruments or enter into hedging activities.

     During  1998,  the  American  Institute  of  Certified  Public  Accountants
     ("AICPA") released its Statement of Position No. 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position No. 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities," both of which are effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that the costs related to the preliminary project stage and the post-implementation stage of an internal-use computer software development project be expensed as incurred. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 requires companies to report the initial application of the standard as a cumulative effect of an accounting change. The Company is required to adopt these standards in fiscal 2000. Management believes that the adoption of these standards will not have a material effect on the Company's results.

(2)  Spin-Off of Evercel, Inc., Joint Ventures and License Agreements

     On February 22, 1999, the Company effected a spin-off to its stockholders of 100% of the shares of Evercel, Inc. ("Evercel"). The Company had previously transferred to Evercel the principal assets and liabilities of its battery business group. The Company distributed to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of common stock of the Company held on the record date of February 19, 1999.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


     In accordance with the License Assistance Agreement between the Company and Evercel, Evercel has agreed to provide all services and assistance necessary for Evercel to effectively fulfill, on behalf of the Company, all of the Company's obligations under the joint venture contract for Xiamen Three Circles-ERC Battery Corp., Ltd. (the "Joint Venture") and the related license agreement until such time as the Company obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to Evercel. In return for such assistance, the Company will pay to Evercel and Evercel will pay to the Company an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to the Company or paid by the Company in cash or in kind or otherwise accruing to the Company pursuant to the Joint Venture contract and related license agreement.

     On February 22, 1999, the effective date of the spin-off, the Company deconsolidated the financial statements of Evercel and the Joint Venture from the consolidated financial statements of the Company. As part of the spin-off of Evercel, the Company transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,, $501,, $36, and $1,096, respectively.

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

(3)  Accounts Receivable

     Accounts receivable at October 31, 1999 and 1998 consisted of the following:

                                                           1999            1998
                                                          ------          ------

U.S. Government:
  Amount billed                                           $1,850             382
  Unbilled recoverable costs                                  52           2,361
  Retainage                                                  185             724
                                                          ------          ------
                                                           2,087           3,467
                                                          ------          ------

Commercial Customers:
  Amount billed                                              235              56
  Unbilled recoverable costs                                   1             283
  Retainage                                                    9               7
                                                          ------          ------
                                                             245             346
                                                          ------          ------
                                                          $2,332           3,813
                                                          ======          ======

     Unbilled recoverable costs represent amounts of revenue recognized on costs incurred on contracts in progress which will be billed within the next 30 days. The balances billed but not paid by customers pursuant to retainage provisions in the contracts will be due upon completion of the contracts and acceptance by the customer.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)



(4)  Property, Plant and Equipment

     Property, plant and equipment at October 31, 1999 and 1998 consisted of the following:

                                                                      Estimated
                                          1999           1998        Useful Life
                                        --------       --------      -----------


Land                                    $    524            524             --

Building and improvements                  4,581          4,508         30 years

Machinery and equipment                   14,618         15,121        3-8 years

Furniture and fixtures                     1,415          1,409       6-10 years

Construction in progress                     527          1,938
                                        --------     ----------
                                          21,665         23,500
Less, accumulated
   depreciation and
   amortization                          (14,470)       (15,153)
                                        --------     ----------

                                        $  7,195          8,347
                                        ========     ==========


(5)  Other Assets

     Other assets at October 31, 1999 and 1998 consisted of the following:

                                                         1999              1998
                                                        ------            ------

Power Plant License                                     $1,937             2,221
Other                                                      304               409
                                                        ------            ------

    Total                                               $2,241             2,630
                                                        ======            ======


     The Power Plant License is being amortized over 10 years. Accumulated amortization was $1,658, $1,374, and $1,091 at October 31, 1999, 1998 and
     1997, respectively.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)



(6)  Long-Term Debt

     Long-term debt at October 31, 1999 and 1998 consisted of the following:


                                                         1999             1998
                                                       -------          -------

Note payable (a)                                           191              774
Note payable (b)                                         1,775            1,925
                                                       -------          -------
                                                         1,966            2,699

    Less - current portion                                (341)            (755)
                                                       -------          -------

    Long-term debt, less
      current portion                                  $ 1,625            1,944
                                                       =======          =======


     As of October 31, 1999, the above notes payable mature as follows: fiscal 2000, $341; fiscal 2001, $1,625.


     (a) During 1995, the Company entered into a $2,500 credit facility with GE Capital (formerly MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company). Repayment of this note commenced during 1996 and the remaining balance of $191 at October 31, 1999 is included in current portion as this facility expires February 2000.

     (b) The note is payable to First Union Bank in monthly installments of $13 plus interest. Interest on this note is payable at LIBOR plus 1.75% or 7.17% at October 31, 1999 and 7.19% at October 31, 1998.

          The borrowings under the First Union Bank agreement are collateralized by a substantial portion of the Company's equipment and other assets, and a mortgage is collateralized by a first mortgage on the Company's Danbury, Connecticut location. The credit agreement associated with the Notes above require the Company to maintain certain financial covenants, including tangible net worth, debt service coverage and liabilities to tangible net worth.

(7)  Commitments and Contingencies

     The  Company  leases  certain   computer  and  office   equipment  and  the
     Torrington, Connecticut manufacturing facility, and office space in Washington, D.C. under operating leases expiring on various dates through 2004. Rent expense was $517, $472 and $463 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively. Aggregate minimum annual payments under the lease agreements for the five years subsequent to October 31, 1999 are: 2000, $510; 2001, $230; 2002, $133; 2003, $117; and
     2004, $82.

     The Company has an agreement with Electric Power Research Institute (EPRI) pursuant to which FCE has agreed to pay EPRI royalties based upon commercial sales of carbonate fuel cells. Through October 31, 1999, the Company has not paid any royalties to EPRI.

     In connection with certain contracts and grants from the United States Department of Energy (DOE), FCE has agreed to pay DOE 10% of the annual license income received from MTU-Friedrichshafen GmbH ("MTU"), up to $500. Through 1999, FCE has paid to DOE a total of $250.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)



(8)  Shareholders' Equity

     In 1999, 30,000 shares of Preferred "C" were converted to 30,000 shares of the Company's common stock.

     At October 31, 1999, 889,253 shares of common stock have been reserved for issuance pursuant to the Company's stock option plans, and the Company's
     Section 423 Stock Purchase Plan.

(9)  Stock Option Plan

     The Board has adopted 1988 and 1998 Stock Option Plans (collectively the Plans). Under the terms of the Plans, options to purchase up to 1,801,500 shares of common stock may be granted to officers, key employees and directors of the Company. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to officers and key employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year. There were no stock appreciation rights outstanding at October 31, 1999 and 1998.

     In 1997, in connection with the hiring of the Company's Chief Executive Officer, options were granted to purchase 223,500 shares of the Company's common stock at the Purchase price of $6.587 per share (the market value at the date of the grant). The Company also granted options to purchase an additional 151,500 shares at $6.587 per share based upon the approval of the shareholders at the 1998 annual meeting of the shareholders.

     The per share weighted-average fair value of stock options granted in 1999, 1998 and 1997 was $8.43, $7.99, and $7.15, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                    Risk free
                 Dividend         interest rate        Expected       Volatility
 Year              rate               range              life           factor
 ----            --------         -------------        --------       ----------
 1999              0%              5.20-5.34%          10 years         .6300

 1998              0%              4.31-4.43%          10 years         .5495

 1997              0%              6.07-6.66%          10 years         .5044

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


     No compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below.

                                                                 1999              1998           1997
                                                                 ----              ----           ----
 Net income(loss):          As reported                      $      (985)          (382)           425
                            Pro forma                        $    (1,999)         (1,070)           39

 Earnings(loss) per share:  As reported - Basic              $     (0.16)          (0.09)         0.11
                            Pro forma - Basic                $     (0.32)          (0.17)         0.01

                            As reported - Diluted            $     (0.16)          (0.09)         0.10
                            Pro forma - Diluted              $     (0.32)          (0.17)         0.01


     The following table summarizes the Plan's activity for the years ended October 31, 1999, 1998 and 1997:

                                                 Number      Weighted average
                                                of shares      option price
                                                ---------      ------------
Outstanding at October 31, 1996                  434,850          $3.39
    Granted                                      328,500          $7.07
                                                 -------
    Exercised                                   (136,848)         $1.23


Outstanding at October 31, 1997                  626,502          $5.79
    Granted                                      226,500          $7.28
    Exercised                                   (172,903)         $4.17
    Cancelled                                     (4,500)         $8.17
                                                 -------

Outstanding at October 31, 1998                  675,599          $6.47
    Granted                                      154,692          $6.11
    Exercised                                    (74,288)         $5.60
    Cancelled                                     (4,500)         $8.17
                                                 -------

Outstanding at October 31, 1999                  751,503          $6.25

       The  following   table   summarizes   information   about  stock  options
outstanding and exercisable at October 31, 1999:

                                                  Options Outstanding                      Options exercisable
                                        --------------------------------------------    -------------------------
                                                           Weighted
                                                            average         Weighted                     Weighted
                                                           remaining         average                      average
         Range of exercise                Number          contractual       exercise       Number        exercise
              price                     outstanding           life            price     exercisable       price
         -----------------              -----------        ----------      ----------   -----------     ---------
         $ 2.52                             45,842          0.9 years      $    2.52       45,842        $   2.52

         $ 5.46 - $ 7.28                   705,661          7.7 years      $    6.50      353,494        $   6.38

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


     The shareholders of the Company adopted a Section 423 Stock Purchase Plan on April 30, 1993 and was last amended on October 6, 1999. The total shares allocated to the Plan are 225,000. The shares are offered to employees over an eight-year period commencing January 1, 1993. It allows an employee with one year of service to purchase up to 450 shares per year at 85% of the lower of the average price on the day of grant or issue. An employee may not sell the stock for six months after the date of issue.

     Plan activity for the years ended October 31, 1999, 1998 and 1997, was as follows:


                                                              Number of Shares
                                                              ----------------
Balance at October 31, 1996                                         188,060
Issued @ $6.88                                                       (1,614)
Issued @ $5.70                                                       (6,470)
                                                                   --------

Balance at October 31, 1997                                         179,976
Issued @ $5.70                                                      (10,496)
Issued @ $9.10                                                      (12,343)
                                                                   --------

Balance at October 31, 1998                                         157,137
Issued @ $7.37                                                       (2,400)
Issued @ $6.18                                                       (1,950)
Issued @ $7.23                                                      (15,037)
                                                                   --------

Balance at October 31, 1999                                         137,750
                                                                  ---------

(10) Employee Benefits

     The Capital Accumulation Plan for employees of FuelCell Energy, Inc. was established by the Company on January 19, 1987 and was last amended on June 1, 1997. The Plan is administered by a three-member pension committee. The plan is a 401(k) plan covering full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 5% of each participant's W-2 compensation to the plan on a monthly basis. Participants are required to contribute 3% and may make voluntary contributions up to an additional 7% of W-2 compensation out of pretax earnings. Effective June 1, 1997, participants may make voluntary contributions up to an additional 6% of W-2 compensation out of after-tax earnings. The Company charged $402, $435, and $412 to expense during the years ended October 31, 1999, 1998 and 1997, respectively.

     The FuelCell Energy, Inc. Pension Plan, a defined contribution plan was established by the Company on May 10, 1976 and was last amended on June 1, 1997. The Plan covers full-time employees of the Company who have completed one year of service. The Company contributes an amount equal to 4% effective April 1, 1993 (previously 5%) of each participant's W-2 compensation to the plan on a monthly basis. The Company charged $312, $343 and $346 to expense during the years ended October 31, 1999, 1998 and 1997, respectively.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


(11) Income Taxes

     The components of Federal income tax expense (benefit) were as follows for the years ended October 31, 1999, 1998 and 1997:

                                                 1999        1998          1997
                                                -----        -----        -----
Current:
   Federal                                      $(188)         122          327
   Foreign                                         --          460           10
                                                -----        -----        -----
                                                 (188)         582          337
                                                -----        -----        -----

Deferred:
   Federal                                        479         (569)         (90)
   Foreign                                         --           --           --
                                                -----        -----        -----
                                                  479         (569)         (90)
                                                -----        -----        -----

     Total income tax expense                   $ 291           13          247
                                                -----        -----        -----


       The components of state income tax expense which are included in administrative and selling expenses were as follows for the years ended October 31, 1999, 1998 and 1997:

                                                    1999       1998        1997
                                                    ----       ----        ----
Current                                             $ 48        227         148
Deferred                                             126       (169)         (9)
                                                    ----       ----        ----

  Total state income tax expense                    $174         58         139
                                                    ----       ----        ----


     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the years ended October 31, 1999, 1998 and 1997 was as follows:


                                             1999          1998           1997
                                             ----          ----          ----

Statutory Federal
   income tax rate                          (34.0%)       (34.0%)        34.0%
Nondeductible expenditures                   17.4          34.8            --
Other, net                                     .9           2.8           2.7
Valuation Allowance                          57.6            --            --
                                             ----          ----          ----

Effective income tax rate                    41.9           3.6%         36.7%
                                             ----          ----          ----

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)



The Company's federal and state deferred tax assets and liabilities consisted of the following at October 31, 1999 and 1998:

                                                          1999           1998
                                                         -------        -------
Deferred tax assets:
  Bad debt                                               $    31             --
  Deferred revenue                                            --            573
  Compensation recognized on options                         183            121
  Incentive bonuses                                          189            150
  Capital loss carryforward                                   24             24
  Vacation accrual                                            50             34
  Self-insurance                                              50             53
  Tax credit carryforwards                                   590            140
  Other                                                       14             26
                                                         -------        -------
Gross deferred tax assets                                  1,131          1,121
  Valuation allowance                                       (573)           (24)
                                                         -------        -------
  Deferred tax assets after
     valuation allowance                                     558          1,097
                                                         -------        -------
Deferred liability -
  Accumulated depreciation                                  (267)          (201)
                                                         -------        -------
  Gross deferred tax
     liability                                              (267)          (201)
                                                         -------        -------

  Net deferred tax assets                                $   291            896
                                                         -------        -------

     The valuation allowance increased by $549 and relates to foreign tax credit and state net operating loss carryforwards that management believes more likely than not will expire unutilized.

     The Company has foreign tax credits of approximately $400 available for carryforward which expire in 2002-2003. The Company has state net operating loss carryforwards of approximately $1.4 million which expire 2004.

(12) Earnings Per Share

     Basic and diluted earnings per share are calculated using the following data:

                                             1999          1998           1997
                                           ---------     ---------     ---------
Weighted average basic
   Common shares                           6,226,714     6,121,527     5,931,760

Effect of dilutive securities
   Stock options                                  --            --       205,985
   Preferred "C" Convertible                      --            --        45,000
   Convertible debt                               --            --       105,000
                                           ---------     ---------     ---------

Weighted average basic
   Common shares adjusted
       for diluted calculations            6,226,714     6,121,527     6,287,745
                                           ---------     ---------     ---------

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 1999 and 1998
            (dollars in thousands except share and per share amounts)


     The computation of diluted loss per share for fiscal years 1999 and 1998 follows the basic calculation since common stock equivalents were antidilutive. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been antidilutive are as follows:


                                               1999                1998
                                               ----                ----
                  Stock options              729,875             522,720


(13) Subsequent Events

     On November 16, 1999, the Company paid a stock dividend of one additional share of common stock for every two shares of the Company's Common Stock held on November 1, 1999, the record date. All per share data and the number of shares of common stock have been adjusted retroactively to give effect to the stock dividend.

                                     PART IV

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.


---------------------------
Jerry D. Leitman, President

Dated: January 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                        Capacity                           Date
  ---------                         --------                           ----

/s/ Jerry D. Leitman
-------------------------    Chief Executive Officer,
Jerry D. Leitman             President, Director
                             (Principal Executive Officer)      January 31, 2000

/s/ Joseph G. Mahler         Chief Financial Officer, Vice
-------------------------    President, Corporate Secretary,
Joseph G. Mahler             Treasurer (Principal Accounting
                             and Financial Officer)             January 31, 2000

/s/ Warren D. Bagatelle       Director                          January 31, 2000
-------------------------
Warren D. Bagatelle

/s/ Christopher R. Bentley    Director                          January 31, 2000
-------------------------
Christopher R. Bentley

/s/ Michael Bode              Director                          January 31, 2000
-------------------------
Michael Bode

/s/ James D. Gerson           Director                          January 31, 2000
-------------------------
James D. Gerson

/s/ Thomas L. Kempner         Director                          January 31, 2000
-------------------------
Thomas L. Kempner


/s/ William A. Lawson         Director                         January  31, 2000
-------------------------
William A. Lawson

   Signature                        Capacity                           Date
  ---------                         --------                           ----

/s/ Hansraj C. Maru           Director                          January 31, 2000
-------------------------
Hansraj C. Maru

/s/ Bernard S. Baker          Director                          January 31, 2000
-------------------------
Bernard S. Baker

                              Director                          January 31, 2000
-------------------------
Richard M.H. Thompson