Form 10-K/A
period 1999-10-31
FUELCELL ENERGY INC
filed 2000-02-07
CIK 886128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
            (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended: October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-24852

                              FUELCELL ENERGY, INC.
             (Exact name of registrant as specified in its charter)
                             ----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $204,755,246, which is based on the closing price of $ 46.00 on January 24, 2000. On January 24, 2000 there were 6,334,831 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 2000 Annual Meeting of Stockholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 1999 is incorporated by reference in
Part III of this Report on Form 10-K ANNUAL REPORT

     The purpose of this amendment is to replace the last two paragraphs of Part I "Partnerships, Joint Ventures and Licenses-DaimlerChrysler subsidiary MTU-Friedrichshafen GmbH" with the paragraphs set forth below. This amendment also corrects the reference in Part IV, exhibit 3.2 filed with the Company's Form 10-K for fiscal year ended October 31, 1999.

The 1989 MTU Agreement was replaced in December of 1999 with a revised MTU Agreement. Pursuant to the terms of the new MTU Agreement, the Company has granted to MTU an exclusive license to use the Company's DFC(TM) patent rights and know how in Europe and the Middle East and a non-exclusive license in South America and Africa subject to certain rights of the Company and others. MTU has agreed to make any improvements to the Company's DFC(TM) available to the Company. MTU plans to conduct further research, development, manufacturing and marketing programs in the area of carbonate fuel cell technology and has agreed to negotiate a license grant of the results to the Company. In addition, MTU has agreed to pay a royalty based on kilowatts of electrical generating capacity using the Company's DFC(TM) made or sold by MTU or its permitted licensees, including a minimum annual royalty commencing in 2000.

During 1999, the Company delivered fuel cell assemblies to MTU for a field demonstration of the Hot Module design at the municipal utility in Bielefeld, Germany. In calendar 2000, the Company expects to demonstrate a Hot Module unit, using Company-manufactured fuel cell assemblies, in the United States, at a site yet to be determined. MTU buys its fuel cell assemblies from the Company and has ordered fuel cell assemblies from the Company for two other power plants to be delivered in 2000. The Company anticipates that MTU will continue to purchase fuel cell assemblies from it for the foreseeable future.


(A) (3) EXHIBITS
                          (A) (3) EXHIBITS TO THE 10-K
                                                                                                     Method of
Exhibit No.                                          Description                                         Filing
------------------------------------------------------------------------------------------------------------------------



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

FUELCELL ENERGY, INC.

/s/ Jerry D. Leitman
---------------------------------------------
Jerry D. Leitman, President
Dated: January 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Capacity                                       Date

                                              Chief Executive Officer, President, Director   January 31, 2000
                                              (Principal Executive Officer)

/s/ Jerry D. Leitman
---------------------------------------------
Jerry D. Leitman
                                              Chief Financial Officer, Vice President,       January 31, 2000
                                              Corporate Secretary, Treasurer (Principal
                                              Accounting and Financial Officer)

/s/ Joseph G. Mahler
---------------------------------------------
Joseph G. Mahler

/s/ Warren D. Bagatelle                       Director                                       January 31, 2000
---------------------------------------------
Warren D. Bagatelle

/s/ Christopher R. Bentley                    Director                                       January 31, 2000
---------------------------------------------
Christopher R. Bentley

/s/ Michael Bode                              Director                                       January 31, 2000
---------------------------------------------
Michael Bode

/s/ James D. Gerson                           Director                                       January 31, 2000
---------------------------------------------
James D. Gerson

/s/ Thomas L. Kempner                         Director                                       January 31, 2000
---------------------------------------------
Thomas L. Kempner


/s/ William A. Lawson                         Director                                       January  31, 2000
---------------------------------------------
William A. Lawson

/s/ Hansraj C. Maru                           Director                                       January 31, 2000
---------------------------------------------
Hansraj C. Maru

                                              Director                                       January 31, 2000
---------------------------------------------
Bernard S. Baker


                                              Director                                       January 31, 2000
---------------------------------------------
Richard M. H. Thompson


