Form 10-Q
period 2000-01-31
FUELCELL ENERGY INC
filed 2000-03-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-14204

                              FUELCELL ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 06-0853042
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

3 Great Pasture Road, Danbury, Connecticut                  06813
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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of February 29, 2000 was 6,378,757.

                              FUELCELL ENERGY, INC
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                   PAGE

Item 1. Unaudited Consolidated Condensed
            Financial Statements:

        Consolidated Condensed Balance Sheets as of
        January 31, 2000 and October 31,1999                       2

        Consolidated Condensed Statements of Operations            3
        for the three months ended January 31, 2000
            and January 31, 1999

        Consolidated Condensed Statements of Cash Flows            4
        for the three months ended January 31, 2000
            and January 31, 1999

        Notes to Unaudited Consolidated Condensed                  5
        Financial Statements

Item 2. Management's Discussion and Analysis of Financial          7
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About             9
            Market Risk


PART II - OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K                          10

        Signatures

Part I - Financial Information
Item I.  Financial Statements

                              FUELCELL ENERGY, INC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                           (Unaudited)
                                                            January 31,     October 31,
                                                               2000            1999
                                                             -------         -------
ASSETS:

Current Assets:
 Cash & cash equivalents                                     $ 6,478           6,163
 Accounts receivable                                           2,322           2,332
 Inventories                                                   1,235           1,204
 Deferred income taxes                                           289             291
 Other current assets                                            749             405
                                                             -------         -------
   Total current assets                                       11,073          10,395

Property, plant and equipment, net                             6,935           7,195
Other assets, net                                              2,103           2,241
                                                             -------         -------

   Total Assets                                               20,111          19,831
                                                             =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
 Current portion of long-term debt                           $   198             341
 Accounts payable                                                507             484
 Accrued liabilities                                           1,891           1,787
 Deferred license fee income                                     263              29
 Customer advances                                               550             550
                                                             -------         -------
   Total current liabilities                                   3,409           3,191

Long Term Debt                                                 1,588           1,625
                                                             -------         -------
 Total  liabilities                                            4,997           4,816
                                                             -------         -------

Minority Interest                                                200             200
                                                             -------         -------

Common Shareholders' Equity:
 Common stock, ($.0001 par value); 20,000,000 shares
  authorized: 6,378,757 and 6,325,872 shares issued
  and outstanding at January 31, 2000 and
  October 31,1999, respectively                                 --              --
 Additional paid-in capital                                   14,236          14,142
 Retained earnings                                               678             673
                                                             -------         -------
      Total shareholders' equity                              14,914          14,815
                                                             -------         -------

Total Liabilities and Shareholders' Equity                    20,111          19,831
                                                             =======         =======



            See notes to consolidated condensed financial statements.

Part 1 - Financial Information
Item 1.  Financial Statements



                              FUELCELL ENERGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended January 31,
                                                   --------------------------------
                                                       2000                 1999
                                                   -----------          -----------
Revenues                                           $     3,600          $     6,284

Cost and expenses:
 Cost of revenues                                        1,965                4,355
 Administrative and selling expense                        670                1,361
 Depreciation                                              385                  330
 Research and development                                  671                  823
                                                   -----------          -----------

                                                         3,691                6,869
                                                   -----------          -----------

Loss from operations                                       (91)                (585)

License fee income, net (includes income
 from related parties of $58 and $62 for
 the three months ended January 31, 2000
 and 1999, respectively)                                    63                  (16)
Interest expense                                           (37)                 (53)
Interest and other income, net                              72                   65
                                                   -----------          -----------
   Income/(loss) before provision
    for income taxes                                         7                 (589)

Provision/(benefit)for income taxes                          2                 (241)
                                                   -----------          -----------

    Net Income(loss)                               $         5          $      (348)
                                                   ===========          ===========

Earnings per share:

    Basic income (loss) per share                  $       .00          $      (.06)
                                                   ===========          ===========

    Basic shares outstanding                         6,332,898            6,247,488
                                                   ===========          ===========

    Diluted income (loss) per share                $       .00          $      (.06)
                                                   ===========          ===========

    Diluted shares outstanding                       6,745,827            6,247,488
                                                   ===========          ===========



            See notes to consolidated condensed financial statements

Part 1 - Financial Information
Item 1.  Financial Statements

                              FUELCELL ENERGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,


                                                              2000            1999
                                                            --------        --------
Cash flows from operating activities:
  Net Income (loss)                                         $      5        $   (348)
Adjustments to reconcile net income (loss) to
 net cash provided by/(used in) operating activities:
   Compensation for options granted                               33              33
     Depreciation and amortization                               526             433
     Deferred income taxes                                        (2)           --
   Changes in operating assets and liabilities:
     Accounts receivable                                          10          (1,404)
     Inventories                                                 (31)           (236)
     Other current assets                                       (344)            (91)
     Accounts payable                                             23              28
     Accrued liabilities                                         104           1,102
Deferred license fee income                                      234             263

       Net cash provided by/(used in)
        Operating activities                                     562            (220)
                                                            --------        --------

Cash flows from investing activities:
 Capital expenditures                                           (128)           (412)
 Payments on other assets                                       --               (23)
                                                            --------        --------

    Net cash provided by/(used in) investing
        activities                                              (128)           (435)
                                                            --------        --------
Cash flows from financing activities:
  Proceeds from short term debt                                 --               821
  Repayment of Debt                                             (180)           (190)
 Common Stock Issued                                              61              57
                                                            --------        --------

    Net cash provided by/(used in)
        financing activities                                    (119)            688
                                                            --------        --------

    Net increase/(decrease) in cash and
        cash equivalents                                         315              33

Cash and cash equivalents, beginning of period                 6,163          10,304
                                                            --------        --------

Cash and cash equivalents, end of period                    $  6,478        $ 10,337
                                                            ========        ========
Supplemental disclosure of cash paid during
 the period for:
   Interest                                                 $     26        $     54
   Income taxes                                             $      3        $    100



            See notes to consolidated condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements

                              FUELCELL ENERGY, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements for FuelCell Energy Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2000 and the results of operations for the three months ended January 31, 2000 and 1999 and cash flows for such three month periods have been included.

Information included in the Consolidated Condensed Balance Sheet as of October 31, 1999 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 ("1999 10-K"), but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the three months ended January 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with prior disclosures in the 1999 10-K.

On November 16, 1999, the Company paid a stock dividend of one additional share of common stock for every two shares of the Company's common stock held on November 1, 1999, the record date. All per share data and the number of shares of common stock have been adjusted retroactively to give effect to the stock dividend.

In accordance with the License Assistance Agreement between the Company and Evercel,Inc.("Evercel"), Evercel has agreed to provide all services and assistance necessary to effectively fulfill on behalf of the Company all of the Company's obligations under the joint venture contract for Xiamen Three Circles--ERC Battery Corp., Ltd. (the "Joint Venture") and the related license agreement until such time as the Company obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to Evercel. In return for such assistance, the Company will pay to Evercel or Evercel will pay to the Company an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to the Company or paid by the Company in cash or in kind or otherwise accruing to the Company pursuant to the Joint Venture contract and related license agreement.

Part I - Financial Information
Item 1. Financial Statements

                              FUELCELL ENERGY, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                    CONTINUED

NOTE 2: EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated based upon the provisions of SFAS 128, adopted in 1998, using the following data:


                                         Three Months
                                       Ended January 31,
                                      -----------------
                                      2000           1999
                                      ----           ----
Weighted average basic
   Common Shares                   6,332,898      6,247,488


Effect of dilutive securities
   Stock options                     412,929           --

Weighted Average Basic
   Common Shares Adjusted
    for diluted calculation        6,745,827      6,247,488
                                   =========      =========


The computation of diluted loss per share for the first quarter of 1999 follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the period ended January 31, 1999 was 670,080.

NOTE 3: INVENTORY

The components of inventories at January 31, 2000 consisted of the following:

     Raw Materials        $  107,000
     Work-in-Process       1,128,000
     Finished Goods             --
                          ----------
                           1,235,000

Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its fuel cell technology. When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that the Company's Direct Fuelcell(TM) Power Plant will not operate as efficiently as planned, the risk that the Company's or MTU'S commercial field trials and demonstration projects will not be conducted as anticipated, the risk that future funding under government contracts will not be obtained as anticipated, the risk that cost reduction in the manufacturing process will not be achieved to the extent necessary to facilitate commercialization, the risk that the Company will not initiate commercial sales as currently scheduled, the risk that the Company's manufacturing capacity will not be increased as planned, general risks associated with product development, manufacturing and introduction, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, and competition, as well as other risks set forth in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

We were founded in 1969 to develop fuel cells and specialized batteries receiving funding from various government agencies and other sources. In 1983, the Company expanded its focus from military applications to the development of commercial products receiving substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), the Electric Power Research Institute, electric utilities and other outside sources. In addition to providing research and development under contracts, the Company is currently in the process of commercializing its Direct Fuelcell technology and expects to incur losses as we expand our product development, commercialization program and manufacturing operations.

Results of Operations

Comparison Three Months ended January 31, 2000 and January 31, 1999

Revenues decreased 43% to $3,600,000 in the first quarter of fiscal 2000 from $6,284,000 for the same period in the last fiscal year. The decrease was due to reduced funding, amounting to $1.4 million, under the Cooperative Agreement with the U.S. Department of Energy, and a $1.2 million contract that shipped in January 1999 and was not replaced in this quarter.

Cost of revenues decreased 55% to $1,965,000 in the first quarter of fiscal 2000 from $4,355,000 in the same period last fiscal year. The decrease was due to the reduced revenues mentioned above, a reduction in staffing levels which occurred in February 1999, costs incurred in the first quarter of fiscal 1999 associated with the development of manufacturing processes for fuel cell production which were not repeated this quarter, and operating costs incurred in the first quarter of 1999 associated with the former battery group of the Company.

Administrative and selling expense decreased 51% to $670,000 in the first quarter of fiscal 2000 from $1,361,000 in the same period last fiscal year. This decrease was due to the February 1999 staffing reduction, and the absence in the current period of the legal and professional fees associated with the spin-off of Evercel in February 1999. Depreciation increased 17% to $385,000 in the first quarter of fiscal 2000 from $330,000 in the same period last fiscal year as a result of capital additions.

Research and development expense decreased 18% to $671,000 in the first quarter of fiscal 2000 from $823,000 in the same period in the last fiscal year. This decrease resulted from the transfer of certain research and development efforts in connection with the spin-off of Evercel.

Income from operations resulted in a loss of $91,000 in the first quarter of fiscal 2000 compared to a loss of $585,000 in the same period in the last fiscal year. The reduced loss was due to costs incurred in the first quarter of fiscal 1999, associated with the commercialization and operating costs of the battery group and added costs associated with the development of manufacturing processes for fuel cell production, which did not repeat in the first quarter of fiscal 2000. The Company expects that, as the Company continues to accelerate its efforts to commercialize and demonstrate its fuel cell technology, costs will exceed revenues for the year.

License fee and royalty income, net, resulted in $63,000 of income in the first quarter of fiscal 2000 compared to $16,000 of expense in the same period last fiscal year. Costs associated with the battery license agreements to Evercel in the quarter ended January 31, 1999 were not repeated in the 2000 quarter.

Interest expense decreased 30% to $37,000 in the first quarter of fiscal 2000 from $53,000 in the same period last year. The decrease is attributable to the reduction of the indebtedness of the Company.

Interest and other income, net, increased 11% to $72,000 in the first quarter of fiscal 2000 from $65,000 in the same period last year. The increase is a result of improved interest rates on invested funds.

The Company recognized a tax provision in the current quarter amounting to $2,000. The Company believes that, due to its efforts to commercialize its Direct Fuelcell technology, it will incur losses which will result in no tax benefit for the fiscal year.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from government contracts and cooperative agreements, borrowings, and sales of equity.

At January 31, 2000, the Company had working capital of $7,664,000 including $6,478,000 of cash and cash equivalents, compared to working capital of $7,204,000 including $6,163,000 of cash and cash equivalents at October 31, 1999. Current assets increased $678,000, as a result of an increase in cash and cash equivalents of $315,000 attributable to a customer advance, and a $344,000 increase in other current assets. Increases in accounts payable, accrued liabilities and deferred license fee offset the reduction in the current portion of long term debt as total current liabilities increased $218,000.

The Company's capital expenditures are incurred primarily to support ongoing contracts and to replace existing equipment. Capital expenditures for the first quarter were $128,000.

In December 1994, the Company entered into a Cooperative Agreement with the U.S. Department of Energy (DOE) to support the continued development and improvement of the Company's Direct Fuelcell technology. The current aggregate dollar amount of that contract is $144,000,000 with the DOE providing $95,000,000 in funding. The balance of the funding is expected to be provided by the Company, the Company's partners and/or licensees, other private agencies and utilities. Approximately 90% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. This Agreement has been funded through December 2000, and the Company is in discussions with the DOE to extend and fund the cooperative agreement through 2003.

The Company will need to raise additional funds to expand its Direct Fuelcell manufacturing facility to 50MW per year. Approximately $16 million has been estimated for this step. In addition, as the potential market for the Company's Direct Fuelcell develops, the Company will need to raise additional funds to participate in projects to demonstrate performance. The Company cannot assure that this funding will be available on favorable terms, if at all, or that such funding if obtained would enable the company to achieve the desired objectives.

The Company anticipates that its existing capital resources together with anticipated revenues will be adequate to satisfy existing financial requirements and agreements through 2000.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long term debt obligations. The investment portfolio includes short term United States Treasury instruments with maturities of three months or less. Cash is invested overnight with high credit quality financial institutions. The Company's notes payable expire in 2000 and 2001. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

Part II  Other Information



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

(a) EXHIBIT DESCRIPTION


EXHIBIT NO.

10.27    Cross-Licensing  and Cross-Selling  Agreement,  as amended December 15,
         1999,   between  the  Company   and  MTU   Motoren-Und   Turbinen-Union
         Friedrichshafen GmbH ("MTU")

27       Financial Data Schedule

(b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FUELCELL ENERGY, INC.



                              /s/ Joseph G. Mahler
                              --------------------
                              Joseph G. Mahler
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary


Dated:  March 14, 2000