Form 10-K/A
period 1999-10-31
FUELCELL ENERGY INC
filed 2000-04-12
CIK 886128

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $204,755,246, which is based on the closing price of $46.00 on January 24, 2000. On January 24, 2000, there were 6,334,831 shares of Common Stock of the registrant issued and outstanding.

        The purpose of this amendment is to replace the following item in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999, as amended, with the paragraphs set forth below: Part I, Item 1 "BUSINESS".

                                     PART I


ITEM 1.  BUSINESS

BUSINESS
--------

INTRODUCTION

         We are a leading developer of carbonate fuel cell technology for stationary power generation. We have designed and are planning to commercialize fuel cell power plants that offer significant advantages compared to existing power generation technology. These advantages include higher fuel efficiency, significantly lower emissions, quieter operation, lower vibration, relaxed siting and permitting requirements, scalability and potentially lower operating, maintenance and generation costs. We have conducted successful field trials of 250 kW and 2 MW units. Our initial market entry commercial products will be rated at 250 kW, 1 MW and 2 MW in capacity and are targeted for utility, commercial and industrial customers in the growing distributed generation market. We expect to enter the commercial market with our sub-megawatt class product in late 2001 and with our megawatt class products in 2002.


OUR DIRECT FUELCELL(TM) TECHNOLOGY

         We have been developing fuel cell technology since our founding in 1969 and carbonate fuel cells since the mid-1970s. Fuel cell systems represent an environmentally friendly alternative power generation source when compared to traditional combustion technologies, such as gas turbines or internal combustion engines, that can potentially yield a lower cost of electricity primarily because of lower fuel and maintenance costs. A fuel cell converts a fossil fuel, such as natural gas, into electricity without combustion of the fuel. The only by-products of the fuel cell are heat and water and limited emissions of carbon dioxide.

         A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the "balance of plant," which includes various fuel handling and processing equipment, including pipes and blowers, computer controls, inverters to convert the DC output of the fuel cell to AC and other related equipment.

         Our carbonate fuel cell, known as the Direct FuelCell(TM), operates at approximately 1200oF, which is a higher temperature than most other fuel cells. This is an optimal temperature that avoids the use of precious metal electrodes required by lower temperature fuel cells, such as PEM and phosphoric acid, and the more expensive metals and ceramic materials required by higher temperature fuel cells, such as solid oxide. As a result, less expensive electrocatalysts and readily available metals are used in our design, and high quality by-product heat energy is available for cogeneration.

         The following table shows our estimates of the electrical efficiency, operating temperature, proposed capacity range and certain other operating characteristics of single cycle PEM, phosphoric acid, carbonate (Direct FuelCell(TM)) and solid oxide fuel cells:

=========================================================================================================
                                             ELECTRICAL        OPERATING      PROPOSED           BY-
                                             EFFICIENCY       TEMPERATURE     CAPACITY         PRODUCT
FUEL CELL TYPE             ELECTROLYTE            %            (degree)F        RANGE         HEAT USE
---------------------------------------------------------------------------------------------------------
PEM                          Polymer            30-35             180          25kW to       Warm Water
                            Membrane                                            250kW
---------------------------------------------------------------------------------------------------------
Phosphoric Acid            Phosphoric           35-40             400          50kW to        Hot Water
                              Acid                                              200kW
---------------------------------------------------------------------------------------------------------
CARBONATE                  POTASSIUM/           50-55            1200         250kW TO          HIGH
(DIRECT FUEL                LITHIUM                                              3MW          PRESSURE
CELL(TM))                   CARBONATE                                                           STEAM
---------------------------------------------------------------------------------------------------------
Solid Oxide                 Zirconium           45-50            1800          25kW to      High Pressure
                         dioxide ceramic                                         3MW            Steam
=========================================================================================================


         Our Direct FuelCell(TM) is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas, by reforming the fuel inside the fuel cell itself to produce hydrogen. We believe that this
"one-step" reforming process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as PEM and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen.

         Our Direct FuelCell(TM) has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, ethanol, biogas and coal gas. Our commercial Direct FuelCell(TM) power plant products are expected to achieve an electrical efficiency of between 50% and 55%. Depending on location, application and load size, we expect that a cogeneration configuration will reach an overall energy efficiency of between 70% and 80%.

         Conventional non-nuclear power plants burn a hydrocarbon, such as coal, oil or natural gas, to create heat. The heat boils water, converting it to steam, which rotates a turbine, which produces the electricity. Some large power plants use a combined cycle approach where the gas is fired in the turbines and the exhaust heat produces steam, which generates additional power in steam turbines. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of sulfur and nitrogen oxides, carbon monoxide, soot and other air pollutants.

         Because of the non-combustion, non-mechanical power generation process, our Direct FuelCell(TM) is more efficient than conventional power plants. Emissions of sulfur and nitrogen oxides from our Direct FuelCell(TM) are nearly zero, and other pollutants are minimal or non-existent. With the only moving parts being the air blower, in contrast to large rotating turbines, fuel cells are quieter than these turbines. In addition, fuel cells typically achieve high efficiency at extremely small sizes, allowing fuel cells to satisfy the needs of the distributed generation market, such as providing electrical power to a hospital or a retail store. Also, since they are quieter than other power generation sources, fuel cells can be located near the customer and provide both electrical and thermal energy.

OUR PRODUCTS AND TARGET MARKETS

         We have designed our commercial products in three configurations: 300 kW, 1.5 MW and 3 MW. We are targeting the distributed generation market for applications up to 10 MW. Our designs use the basic single fuel cell stack incorporated in our sub-megawatt class product as the building block for our 1.5 MW and 3 MW products. All three of our products will offer the capability for cogeneration where the heat by-product is suitable for high pressure steam, district heating and air conditioning.

         Our sub-megawatt class product is a skid-mounted, compact power plant that could be used to power a light industrial or commercial facility, 100 home subdivision or other similar sized applications. Additional units could subsequently be added to meet incremental demand growth. We expect to bring our sub-megawatt class product to market in late 2001.

         Customers with larger power requirements will look to our megawatt class power plants that combine several fuel cell stacks to provide increased power output. The megawatt class products are designed to meet the power requirements of customers such as industrial facilities, data centers, shopping centers, wastewater treatment plants, office buildings, hospitals and hotels. We expect to bring our megawatt class products to market in 2002.

         We expect that the initial capital cost of our Direct FuelCell(TM) power plant products will be higher on a per kW basis than that of alternative power generation sources, such as gas turbines. We expect, however, that once our products have achieved full and sustained commercial production, as discussed below, the higher projected efficiency of our products (and the resulting lower fuel costs) will make the cost of generating electricity using our Direct FuelCell(TM) power plants competitive with the cost of generating electricity using other distributed generation technologies.

         We are targeting our initial commercialization effort for the following stationary power applications:

            o customers with a requirement for premium power quality or 24 hour a day, 7 day a week reliability;

            o industrial and commercial customers who can make use of the high quality heat by-product for cogeneration;

            o customers with opportunity fuels such as landfill gas or waste gases from industrial processes;

            o customers in regions where air pollution requirements are particularly strict;

            o   those  seeking  to  address   electric  grid   distribution   or
                transmission shortages or congestion;

            o utility and non-utility power producers who want to improve their knowledge of fuel cell technology; and

            o   customers who combine several of the above characteristics.

         Our commercialization efforts after these initial applications will largely depend on how the distributed generation market develops as well as on our ability to lower the cost of our products. We believe our efforts will continue to focus on commercial and industrial end markets where self-generation is a viable option. We will focus on energy service providers, value added distributors and original equipment manufacturers (OEMs) as potential buyers and distributors of our products. Utilities are also potential customers as they will need to add generating capacity to meet increasing demand.

         In  connection  with the Vision 21 program of the  Department of Energy
(DOE), we plan to design a 40 MW ultra-high efficiency power system that will combine our Direct FuelCell(TM) and a gas turbine that we expect will compete for applications between 10 and 50 MW in the distributed generation market. In addition, because of the ability to operate on a variety of hydrocarbon fuels, we are currently developing in conjunction with the U.S. Navy, a Direct
FuelCell(TM) power plant to provide power to ships using diesel fuel. A diesel-powered fuel cell could also be used by many island communities that have limited natural gas or similar resources and rely on the use of diesel fuel for the generation of electricity.

THE ELECTRIC POWER SUPPLY INDUSTRY AND DISTRIBUTED GENERATION

         The United States electric utility industry has been changing for several years triggered in part by the Energy Policy Act of 1992, which called for open access for consumers. In 1994, a major upheaval in the industry began as a result of significant moves toward direct access and deregulation of the electric utility industry in various states. As a result, a heightened atmosphere of competition, as well as uncertainty, exists in the industry. Furthermore, some electric utilities have already decided to exit the power generation aspect of the business, leaving this aspect of the business to independent power producers and non-utility generators. Other electric utilities have merged with either other electric utilities or gas distribution companies.

         According to the DOE's report ENERGY INFORMATION ADMINISTRATION ENERGY OUTLOOK 1999, a projected 363,000 MW of new generating capacity will be needed by 2020 to meet the growing demand for electricity in the United States and to offset planned retirements of existing generating capacity. We believe that this represents approximately $300 to $500 billion of facilities and equipment for new generating capacity. Reliance upon the existing infrastructure has been and continues to be problematic due to capacity constraints, environmental concerns and other issues. In addition, utility deregulation is creating new challenges and opportunities in the electric power supply industry. This evolving competitive industry environment, coupled with the consumer demand for more reliable, accessible and competitively priced sources of electric power, is driving traditional energy providers to develop new strategies and seek new technologies for electricity generation, transmission and distribution.

         One solution to meet the growing worldwide demand for electricity is distributed generation.

         The  Distributed   Power  Coalition  of  America  defines   distributed
generation as "any small scale power generation technology that provides electric power at a site closer to customers than central station generation." Distributed generation should play a growing role in electricity generation in the United States and around the world due to three related global trends.

         The first and most important trend is electricity deregulation. In deregulation, the traditional electric utilities will no longer be integrated providers of electricity to a captive geographic area. Most deregulation policies focus on separating the utility's three business lines (generation, transmission /distribution and marketing). Most legislation intends to create competitive markets in the generation and marketing of power while leaving the distribution function as a regulated operation, much the way natural gas was deregulated in the late 1980s and early 1990s. Thus, deregulation will allow new entrants into the electricity generation business, as customers will be free to choose power producers and marketers.

         The second trend accelerating distributed generation is the rapid improvement of electricity generation technology, especially small gas turbines and fuel cells. These improvements have resulted in dramatically lower costs for smaller operating units and increased operating efficiency, allowing these technologies to begin to become cost competitive with traditional grid-based electrical generation. More importantly, these technologies have proven to be more reliable than the existing grid-based system when it comes to providing reliable service.

         The final trend is an increasing worldwide awareness of environmental issues, especially air pollution. One step to reducing air pollution is cutting down on the amount of electricity generated by oil and coal-fired power plants. Most distributed generation technologies use natural gas, biogas or liquid fuels. These three trends are converging rapidly in the United States.

         Currently in the United States, according to the DOE, there are approximately 805,000 MW of installed power generation capacity. We believe that distributed generation currently accounts for approximately 10% of this capacity. In addition, we believe that the combined available United States and European market for distributed generation will reach approximately 5,400 MW per year by 2001, and approximately 7,600 MW per year by 2004, and that fuel cells will be one of the leading technologies in meeting these market demands.

         In its 1999 report on SMALL-SCALE POWER GENERATION, Business Communications Co., Inc. states that fuel cells have emerged as one of the most promising technologies for meeting the growing worldwide energy needs. They project that during the period between 1998 and 2003, distributed generation will grow at an average annual rate of 14.9% in the United States and 28.4% worldwide, and that the total annual market in 2003 for fuel cells can be expected to reach $1.1 billion in the United States. We expect this trend to grow beyond 2003 as fuel cells gain market acceptance and fuel cell product cost begins to challenge the product cost of traditional generating technologies. According to a report published in 1999 by Allied Business Intelligence, Inc., total global stationary fuel cell generating capacity is expected to grow to 13,669 MW in 2010.

         In March 2000, the DOE released a report of the findings and recommendations of its Power Outage Study Team. This panel of DOE, national laboratory and academic experts provided recommendations based on a review of six power outages and two power system disturbances that took place in the United States between early June and early August 1999. Their recommendations to help avoid future power outages included removing barriers to distributed generation and adopting energy efficient technologies.

         We believe that the growth of the distributed generation market combined with the continuing deregulation of the utility industry, and the increasing demands for higher efficiency, higher quality, more environmentally friendly and lower cost power generation capacity, provide market opportunities for our Direct FuelCell(TM) products.


OUR FUEL CELL DEVELOPMENT PROGRAM

         SUCCESSFUL FIELD TRIALS AND DEMONSTRATION PROJECTS. We have extensive experience in testing our products in a variety of conditions and settings and on a range of fuels. Some significant demonstrations include the following:

         o SANTA CLARA DEMONSTRATION PROJECT. During 1996 and 1997, we operated our "proof-of-concept" 2 MW fuel cell plant in Santa Clara, California. The Santa Clara plant achieved a peak power output of 1.93 MW and an electrical efficiency of 44%, both records for a single cycle fossil fuel power plant. Adjusting for the use of supplemental fuel, the plant achieved a peak electrical efficiency of 50%. The Santa Clara plant also achieved record low emissions of sulfur and nitrogen oxides. The demonstration involved the largest carbonate fuel cell power plant in the world and the largest fuel cell of any type operated in the United States.

             The Santa Clara plant operated at various electrical outputs for almost one year and was connected to the utility grid for half of that time. Despite encountering equipment problems unrelated to the basic fuel cell technology, the Santa Clara plant achieved most of the goals that we set for the project and established new milestones. After operation of the Santa Clara plant ended in March 1997, all of the fuel cell stacks were returned to us for comprehensive analysis. We used the results of this analysis, along with the results of ongoing research and development activities, to develop a commercial fuel cell design significantly more compact, reliable and cost-effective than the Santa Clara plant design. Based on data and analysis from the Santa Clara plant and continued progress by our researchers, we continue to advance the Direct FuelCell(TM) design. A new fuel cell stack design has been developed with cells that are approximately 50% larger in area, 40% lighter per unit area, and 30% thinner than the Santa Clara plant design. These improvements have doubled the power output from a fuel cell stack. Our current fuel cell power plant design will be capable of producing the same output as the Santa Clara plant with a footprint one-ninth as large. We believe that this reduction in size and increase in power per fuel cell stack will result in significant manufacturing cost savings.

         o DANBURY PROJECT. In February 1999, we began operating a 250 kW Direct FuelCell(TM) grid-connected power plant at our headquarters in Danbury, Connecticut. The plant operates on pipeline natural gas and has been running for approximately 10,000 hours, providing approximately 1,500,000 kWh of electricity to our facility. In March 1999, the plant reached maximum power of 263 kW, the highest ever produced by a single carbonate fuel cell stack. Ruggedness of this product design was demonstrated in planned stress tests, such as rapid ramp-up and thermal cycle tests. Another test simulated emergency fuel loss verifying that the Direct FuelCell(TM) could be cost-effectively maintained in the field despite fuel supply and power failures, without decreasing performance.

         o BIELEFELD, GERMANY PROJECT. In November 1999, our European partner, MTU, a subsidiary of DaimlerChrysler, commissioned a 250 kW Hot Module power plant at the University of Bielefeld in Bielefeld, Germany. The Hot Module is a skid-based, sub-megawatt power plant designed by MTU that incorporates our Direct FuelCell(TM) as its fuel cell component. The Bielefeld plant has achieved a peak electrical efficiency of 45%. Employing cogeneration applications that use the heat by-product to produce process steam for the University and district heating, the plant has achieved an overall energy efficiency of 77%.

         o COMMERCIAL DESIGN ENDURANCE PROJECT. In April 1998, we began operating a 10 kW commercial design fuel cell located at our Danbury, Connecticut facility, which has now been generating electricity for more than 14,000 hours, an endurance record for this type of fuel cell. The unit operates on methane and is scheduled to run for a total of 17,000 hours or two years.

         PLANNED FIELD TRIALS AND DEMONSTRATION PROJECTS. We expect to conduct various field trials and demonstration projects, including the following:

         o SOUTHERN COMPANY SERVICES, INC.-ALABAMA MUNICIPAL ELECTRIC AUTHORITY-MERCEDES-BENZ U.S. INTERNATIONAL, INC. In conjunction with Southern, AMEA and Mercedes-Benz, we have agreed to build and install a 250 kW fuel cell power plant at the Mercedes-Benz facility in Tuscaloosa, Alabama utilizing MTU's Hot Module design. This field demonstration project is expected to be operational within a year. Southern and AMEA have each agreed to contribute $1 million to this project and have options to negotiate exclusive arrangements with us for the sale, distribution and service of our Direct FuelCell(TM) power plants in several southern states.

             This agreement will continue through December 31, 2001. Southern may terminate this agreement, at any time, upon 60 days' written notice to us, and AMEA may terminate this agreement, at any time, upon 30 days' written notice to us. Upon termination, Southern or AMEA, as the case may be, will pay us for any costs, noncancellable commitments incurred prior to termination and fair closeout costs to support our work under this agreement.

         o LOS ANGELES DEPARTMENT OF WATER AND POWER. LADWP recently selected us to install a 250 kW fuel cell power plant on the site of a yet-to-be selected LADWP customer. The installation of this power plant will help LADWP gain knowledge and experience in the installation, maintenance and operation of fuel cell power plants. We plan to finalize this agreement by May 2000 and commence construction shortly thereafter. The proposed agreement provides for LADWP to contribute $2.4 million to this project. We will agree to install the 250 kW power plant upon the later of nine months from the date of this agreement or five months from the date LADWP identifies the site. The proposed agreement will include a penalty for late power plant delivery up to a maximum of $60,000, and an electric power production penalty up to a maximum of $75,000. Under the proposed agreement with LADWP, we will be required to pay LADWP annual royalties of 2% of net sales revenues, beginning when sales of fuel cells reach 50 MW per year, and continuing until the earlier of termination of the agreement or the payment to LADWP of $5 million in royalties.

         o GLOBAL ENERGY CLEAN COAL PROJECT. In late 1999, the DOE transferred a long standing clean coal project to a wholly-owned subsidiary of Global Energy, Inc., a Cincinnati based independent power producer. This project is one of the largest power plant projects in the federal clean coal technology program, and is the first clean coal technology plant to employ a fuel cell. The objective of this project is to demonstrate an innovative coal gasification technology along with a carbonate fuel cell power plant. The clean, low-cost fuel generated in this process will be used to fire gas turbines and to demonstrate the operation of a 2 MW fuel cell power plant. The 2 MW fuel cell power plant is part of a $432 million 400 MW project funded in part by the DOE. We are named in the project contract as the supplier of the fuel cell technology, and have recently entered into a sub-contract for the design, construction and operation of the 2 MW fuel cell power plant. We expect this fuel cell power plant to be operational in 2003. Up to $17 million in DOE funding will be available to us under this project, subject to the annual congressional appropriations process. We plan to obtain non-government financing for the remaining cost of the power plant, which is expected to be $17 million.

         In addition to our planned demonstrations, MTU expects to conduct various field trials and demonstration projects, including the following:

         o RHON CLINIC PROJECT. The State of Bavaria, the Rhonklinikum AG Bad Neustadt/S, a public company operating approximately 40 German hospitals, the local gas supplier, Ferngas Nordbayern GmbH, and MTU have agreed to build and operate a 250 kW Hot Module power plant. The purpose of this project is to demonstrate the viability of a fuel cell power plant in a hospital environment. The power plant is expected to be commissioned in the second half of 2000 and is planned to start operation in late 2000. The electrical power will be fed into the local clinic grid and the hot exhaust air will be used to produce process steam for clinic use.

         o BREWERY PROJECT. The European Community, MTU and a brewery located in Einbeck, Germany intend to run a joint program to demonstrate the use of a fuel cell power plant in the environment of a brewery. The 250 kW Hot Module power plant is expected to be commissioned in late 2000 and is planned to start-up operation in the first quarter of 2001.


PRINCIPAL GOVERNMENT RESEARCH AND DEVELOPMENT CONTRACTS

         Our revenues have been principally derived from U.S. government and industry research and development contracts. Government funding, principally from the DOE, provided approximately 87%, 99%, and 92% of our revenue for the fiscal years ended 1999, 1998, and 1997, respectively. From the inception of our carbonate fuel cell development program in the mid-1970s to date, over $350 million has been invested under DOE programs to support the development, demonstration and field testing of our Direct FuelCell(TM) technology. This includes funding we have received from the DOE of approximately $200 million. We have complemented the DOE's funding with additional support from a variety of other sources that have contributed approximately $150 million.

         We perform our services under government-funded contracts or agreements that usually require performance over a period of one to five years. However congressional budget limits could prolong the contracts. Generally, our U.S. government research and development contracts are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual congressional appropriations and the results of government or agency sponsored audits of our cost reduction efforts and our cost projections. We can only receive funds under these contracts ultimately made available to us annually by Congress as a result of the appropriations process.

         We currently receive our government funding primarily from a cooperative agreement with the DOE. This agreement covers the design, scale up, construction and testing of carbonate fuel cells operating on natural gas. Major development emphasis under this agreement focuses on fuel cell and total power plant cost reduction and improved endurance.

         The original cooperative agreement, which covered a 5-year project that commenced in the first fiscal quarter of 1995, had an estimated value of $78 million, excluding cost share funding by us and other private sector sources. The DOE has funded $95 million under this agreement which expires in December 2000. Although not yet formally approved, we have submitted to the DOE a proposal to extend this agreement for three additional years and to provide us with funding of $40 million over this period (assuming receipt of cost share funds). As a condition to receiving any amounts allocated under this agreement, we have provided significant cost share funding along with our partners and expect to provide approximately $27 million in connection with the proposed extension. Cost share funding may include amounts spent by our customers on development, field tests and demonstration projects, as well as in kind contributions of equipment and other assets.

         The U.S. government and the DOE have certain rights relating to our intellectual property as described under "Proprietary Rights." Lastly, under this cooperative agreement, we must pay the DOE 10% of all license and royalty income received from MTU, up to $500,000.

         In 1995, the DOE granted us a Small Business Innovation Research award to research and develop internal electrolyte replenishment for long fuel cell life. The present estimated value of the award is $825,000, excluding cost share funding. The award expires on October 30, 2000. In 1997, the DOE granted us a Small Business Innovation Research award to research and develop novel coatings as barriers for carbonate fuel cell components. The present estimated value of the award is $825,000, excluding cost share funding. The award expires on June 15, 2000. In 1999, we received an award from the DOE to develop a high temperature membrane to overcome some of the shortcomings of present generation polymer electrolyte membrane fuel cells. The present estimated value of the award is $756,000, excluding cost share funding. The award expires on February 15, 2001.

         The DOE, under the Vision 21 Program, recently selected us for a $2.5 million project to develop a high utilization fuel cell and key system components, and to perform a sub-scale test of a fuel cell/turbine system utilizing the 250 kW Direct FuelCell(TM) power plant currently providing electricity to our Danbury facility. Under the Vision 21 Program, we will also design a 40 MW ultra-high efficiency, fuel cell/turbine power plant based on our existing Direct FuelCell(TM) technology. This selection is subject to the completion of the formal DOE contract process.

         We have also been working on the development of our Direct FuelCell(TM) technology since 1976 with various government agencies in addition to the DOE, including the Department of Defense, the Defense Advanced Research Projects Agency and the National Aeronautics and Space Administration.

         In addition to the activities listed above, we have been active in soliciting other business from government organizations. We have been working on Direct FuelCell(TM) power plants for marine applications under programs with the U.S. Navy and the U.S. Coast Guard. These power plants are required to operate on liquid fuels such as diesel. We have already produced a fuel cell compatible fuel from marine diesel using a compact fuel processing system. In 1999, a sub-scale fuel cell stack was tested on this fuel under conditions simulating marine requirements. Another sub-scale stack was successfully tested for shock and vibration tolerance. We have submitted a proposal to the U.S. Navy to continue development work under Phase II of this project, leading to a 500 kW land based demonstration.


STRATEGIC ALLIANCES AND LICENSE AGREEMENTS

         We have entered into international licensing agreements with major corporations. Generally, we have reserved the exclusive rights to manufacture and sell our carbonate fuel cells in North America. The licensees pay annual license fees and royalties on equipment sales to us.

         We have benefited from our licenses and have received valuable technical and manufacturing information from our licensees. By coordinating our own development program with the extensive effort of our partners, we have leveraged our own efforts substantially.

         MTU. In 1989, we entered into a license agreement with DASA, a German aerospace and aircraft equipment manufacturer and a subsidiary of Daimler Benz Corporation, one of the largest industrial companies in Europe. In 1993, that agreement was transferred to a subsidiary of DASA, MTU, now a DaimlerChrysler subsidiary.

         In December 1999, the 1989 license agreement was replaced by a revised MTU license agreement, in which we have granted MTU an exclusive license to use our Direct FuelCell(TM) patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of us and others, in each case for a royalty. Under this agreement, MTU has granted us an exclusive, royalty-free license to use any improvements to our Direct FuelCell(TM) made by MTU anywhere in the world except Europe and the Middle East. In addition, MTU has agreed to negotiate a license grant of any separate fuel cell know-how it develops once it is ready for commercialization. Under this agreement, we have also agreed to sell our Direct FuelCell(TM) components and stacks to MTU at cost, plus a modest fee. The new MTU agreement continues through December 2004 and may be extended, at the option of MTU, by written notice at least 180 days prior to expiration. Upon termination, MTU will retain a non-exclusive license to use our Direct FuelCell(TM) patent rights and know-how for a royalty.

         In 1992, MTU formed a European consortium (ARGE) with RWE Energie, the largest electric utility in Germany; Ruhrgas, the largest natural gas supplier in Germany; Elkraft, a large Danish utility; and Haldor Topsoe A/S, a Danish industrial company. The activities of this group complement our efforts to design and manufacture natural gas and coal gas fueled carbonate fuel cell systems based on our designs.

         During 1998, MTU designed and built a 250 kW cogeneration fuel cell unit labeled the Hot Module, which incorporates our fuel cell assemblies and uses an innovative integration of a portion of the balance of plant into the fuel cell stack module itself, with the expectation of reducing costs to the power plant as a whole. The design is compact and especially suitable for cogeneration applications.

         In July 1998, we entered into a cross-licensing and cross-selling agreement with MTU pursuant to which we have granted MTU a non-exclusive license to use our balance of plant know-how (excluding fuel cell technology included in the 1999 license agreement) in Europe, the Middle East, South America and Africa, and MTU has granted us a worldwide, non-exclusive license to use MTU's balance of plant know-how (excluding fuel cell technology included in the 1999 license agreement), in all territories except Europe and the Middle East. We and MTU are required to pay to the other a royalty for each kW of rating which uses the licensed balance of plant know-how of the other. MTU is not required to pay us royalties under this agreement if MTU is obligated to pay us royalties under the 1999 license agreement. This agreement continues through 2003 and may be extended by written notice at least 180 days prior to expiration.

         MARUBENI CORPORATION OF JAPAN. Under an agreement with Marubeni, we have agreed to supply to Marubeni, and Marubeni has agreed to site and test, based on customer commitment, our Direct FuelCell(TM) power plants in Japan and other select Asian markets. Marubeni will provide field trial marketing, management and distribution services under this agreement. Pursuant to this agreement, Marubeni will order a minimum of five sub-megawatt class Direct
FuelCell(TM) power plants or, alternatively, one megawatt class Direct FuelCell(TM) power plant and one sub-megawatt class Direct FuelCell(TM) power plant. In connection with this agreement, Marubeni has an option, prior to October 1, 2001, to negotiate an exclusive arrangement with us for the sale, distribution and service of our Direct FuelCell(TM) power plants in Japan and other select Asian markets. Marubeni will receive a distributor discount on our fuel cell products that will be negotiated.

         This agreement will continue through December 31, 2001. Marubeni may terminate this agreement, at any time, upon 30 days' written notice to us. Upon termination, Marubeni will pay us for any costs and noncancellable commitments incurred prior to termination to support our work under this agreement.

         BATH IRON WORKS. In August 1999, we entered into an agreement with the Advanced Technology Division of Bath Iron Works, a General Dynamics company, to develop an advanced Direct FuelCell(TM) plant for defense marine applications. We expect this agreement to lead to the development of the first new power generation technology for surface ships since nuclear power was adopted for aircraft carriers, addressing the market for advanced marine power systems. This agreement continues through 2004, and may be terminated by either Bath Iron Works or us, upon 30 days' written notice.

         FLUOR DANIEL, INC. We have a long-standing relationship with Fluor Daniel, Inc., a subsidiary of Fluor Corporation (Fluor Daniel), one of the largest engineering, procurement, construction, and technical services companies in the world. Fluor Daniel's Oil, Gas & Power unit has been working with us providing architectural, design, engineering and construction management services in developing, based on our specifications, the balance of plant systems required to support our fuel cells in natural gas and coal fueled power plants. Fluor Daniel is a resource that we expect will continue to provide us with the technical and management expertise and experience required for designing and optimizing our fuel cell power plants.

         SANTA CLARA. In 1993, we obtained an exclusive license, with sublicense rights, to use the balance of plant design for the Santa Clara plant. Under this agreement, our license to use the balance of plant design in connection with all fuel cell plants outside North America, and fuel cell plants of 100 kW or less inside North America is subject to the quarterly payment by us of license fees equal to the lesser of (a) 2% of the proportional gross revenues from the sale of that portion of each fuel cell plant that uses the balance of plant design or
(b) 1% of the total gross revenue from the sale of each fuel cell plant that uses the balance of plant design. We must also pay Santa Clara 25% of all fees we receive for sublicensing the balance of plant design. In addition, beginning three years after commencement of production of fuel cells at a commercial scale manufacturing plant, we are required to make royalty payments of $15 per kilowatt (subject to consumer price index and other upward adjustments) on sales of fuel cell power plant stacks of capacities of 100 kW or more. The license becomes non-exclusive after 2005 or earlier, at the option of Santa Clara, if we do not meet certain commercialization milestones.

         ELECTRIC POWER RESEARCH INSTITUTE. In 1988, we entered into a license agreement with the Electric Power Research Institute, Inc. (EPRI), granting us an unreserved, non-exclusive, worldwide license to use carbonate fuel cell proprietary data developed under certain EPRI contracts with us. We have agreed to pay EPRI a one-time license fee of approximately $50,000 within six months of our first commercial sale of a carbonate fuel cell stack greater than one megawatt in size, and a royalty of 0.5% to 1% of net sales upon commercial sales of carbonate fuel cell stacks. The license and our obligation to make royalty payments continue until the later of the expiration of all patents licensed to us by EPRI, or fifteen years from our first commercial sale of a carbonate fuel cell stack.


COST REDUCTION PROGRESS

         We have devoted considerable resources since 1991 to designing our products and developing our manufacturing processes to enable us to satisfy production requirements in a cost-effective manner. Our processes have been developed to manufacture one building block component, the 300 kW class fuel cell stack, which can be cost-effectively combined to produce our megawatt class products. We expect that these second and third generation processes, and our standardized component design, will result in reduced cost to produce our products which will, in turn, reduce the cost of generating electricity.

         We regularly review and revise our cost reduction plans. The DOE has on several occasions assigned an independent outside auditor to examine our present and projected cost figures to determine if the DOE's continued support of us through development contracts will achieve its intent of creating commercially viable fuel cell power generation technology in the United States. In 1999, at the request of the DOE, we presented our cost projections to a panel of independent consultants. Our presentation indicated that our commercial design fuel cell would be capable of being manufactured, delivered and installed by 2005 at a cost per kW of approximately $1,200 (assuming full and sustained commercial production of at least 400 MW of fuel cells per year). Although subject to a number of assumptions and uncertainties, some of which are beyond our control, including the price of fuel, we believe that, by 2005, such a cost per kW would result in a cost of generating electricity of between 5 and 7 cents per kWh.

         If this cost reduction is achieved, from a cost per kWh standpoint, our Direct FuelCell(TM) will be an economically attractive source of energy in many places in the United States. According to the DOE, electricity prices currently vary substantially depending on the region of the country. Prices in the highest cost region (New York, with an average price of over 10 cents per kWh in 1998) are almost 2.5 times as expensive as in the lowest cost region (the northwest United States). The DOE predicts that, even in a competitive environment, electricity prices in New York will be 8.88 cents per kWh in 2005 and 8.84 cents per kWh in 2012. We believe that our Direct FuelCell(TM) will be a viable alternative as transmission and distribution costs, as well as losses in efficiency due to transmission and distribution, will be substantially lessened or eliminated.

         We plan to achieve our cost goals through a combination of factors, including manufacturing process improvements, economies of scale, completion or elimination of first time or one of a kind costs, and through technology maturation that increases power output without additional product cost. These factors are as described below:

                  MANUFACTURING  COST REDUCTION:  Manufacturing  costs are being reduced by multi-faceted efforts including supplier management, material and labor utilization, vertical integration and engineering for manufacturing efficiencies.

                  ECONOMIES OF SCALE: Volume directly affects purchased material cost and reduces fixed cost allocation. Volume also has a secondary effect on direct labor by providing justification to invest in capital projects for improved productivity.

                  FIRST TIME COSTS: The elimination of first time development and engineering costs is a large and straightforward element of our cost reduction plan. At commercial volumes, power plant installations are expected to be virtually identical. Furthermore, indirect costs associated with developing the initial field trial projects will not exist.

                  IMPROVED PERFORMANCE: Power plant performance is a critical factor. Power output has a direct impact on capital cost as measured in cost per kW, and efficiency, decay rate and availability all affect the cost of electricity which is the best measure of the value of our products. Our research and development activities have made and are expected to continue to make substantial progress in these areas.


OUR STRATEGY

         Our business strategy is to be the leading provider of carbonate fuel cell products for stationary power generation. We plan on being the first to provide high quality, low cost sub-megawatt and megawatt class fuel cell power plants to the distributed generation market. We plan to manufacture the proprietary fuel cell stack components and to purchase balance of plant equipment from suppliers who will deliver it as modularized packages to the power plant site. We plan on continuing to be the industry leader in carbonate fuel cell technology focused on expanding our proprietary technology and developing future applications, products and markets. To accomplish our strategy, we plan to:

         FOCUS ON OUR SUPERIOR  TECHNOLOGY  FOR STATIONARY  MARKETS.  We believe that our Direct FuelCell(TM) is the fuel cell technology most suited to stationary power generation based on its highly efficient operating characteristics and the ability to use multiple hydrocarbon fuels such as natural gas, oil, gasoline, diesel, propane, methanol, ethanol, biogas and coal gas. We plan to continue to focus on the distributed generation market where we believe that our technology and our power plant product design afford us a significant competitive advantage. We also plan to develop new products, based on our existing power plant design, for applications in the 10 to 50 MW range, and for marine and stationary applications utilizing diesel fuel.

         DEMONSTRATE OUR SUPERIOR TECHNOLOGY. We plan to conduct additional demonstrations of our Direct FuelCell(TM) in various applications and utilizing a range of fuels. We are planning demonstrations in early 2001 in the United States at the Mercedes-Benz facility in Tuscaloosa, Alabama and at a LADWP customer site. MTU has scheduled a demonstration at the Rhon Clinic, a hospital in Bavaria, Germany, in late 2000 and at a brewery in Einbeck, Germany in early 2001, both utilizing our Direct FuelCell(TM) components. In connection with our strategic alliance with Marubeni, additional demonstrations are planned for Japan and Asia. As these demonstration projects progress, we believe that we will begin to deliver our sub-megawatt class commercial products to the market in late 2001.

         DEVELOP DISTRIBUTION ALLIANCES AND CUSTOMER RELATIONSHIPS. We anticipate multiple third-party distribution channels to service our customers. In the United States, we initially expect our products to be sold to power generation product suppliers, value added distributors and energy service providers. In Europe, we plan to manufacture and deliver fuel cell components to our partner MTU, a subsidiary of DaimlerChrysler, who will package the fuel cell power plants for distribution. In Asia, we initially expect to sell power plants through distributors, and then, as volume increases, through the delivery of fuel cell components to OEMs. We plan to leverage our existing relationships and the success of our field trials and demonstration projects into long-term distributor and OEM relationships while continuing to pursue additional distribution partners.

         ACHIEVE PROFITABILITY BY REDUCING COSTS. As a result of the simple design of our Direct FuelCell(TM), we plan to focus our fuel cell component cost reduction efforts on improving manufacturing processes, reducing purchased material cost through economies of scale and improving the performance of our fuel cells. Our strategy for reducing the balance of plant cost is to develop strategic alliances with equipment suppliers who will recognize the potential mutual benefit of joint cost reduction programs.

         EXPAND MANUFACTURING CAPACITY. Our current manufacturing facilities are capable of producing 5 MW of fuel cells per year. We plan to expand our current production capacity to 50 MW per year in early 2001. We expect to increase our manufacturing capacity in stages to 400 MW in 2004.

         BENEFIT FROM STRATEGIC RELATIONSHIPS AND ALLIANCES. We plan to continue to develop and benefit from strategic alliances with leading developers, suppliers, manufacturers and distributors of electrical power and electric power systems and components. We expect these alliances will develop into mutually beneficial relationships where the ability of each party to lower costs of their respective components of the Direct FuelCell(TM) power plant will make competitive pricing more achievable.

         CREATE BRAND AWARENESS. We are working to develop in our target markets the association of our Direct FuelCell(TM) name with the highest quality stationary fuel cell products. We are also working to have the design of our Direct FuelCell(TM) accepted as the industry standard for stationary fuel cell systems, OEMs and other customers.

         AGGRESSIVELY PROTECT INTELLECTUAL PROPERTY. We plan to aggressively protect our intellectual property, through the use of patents, trademarks, trade secret protection, confidentiality procedures and confidentiality agreements. We believe that our intellectual property affords us a distinct competitive advantage, and that protecting our intellectual property is an essential part of preserving this advantage.

         DEVELOP PRODUCTS FOR THE 10 TO 50 MW DISTRIBUTED GENERATION MARKET. We plan to accelerate our research and development, leveraging our existing technology, to develop additional commercial applications for the 10 to 50 MW distributed generation market. For example, in connection with the DOE's Vision 21 program, we plan to design a 40 MW ultra-high efficiency system that will combine our Direct FuelCell(TM) and a gas turbine. We estimate that this system could reach an electrical efficiency of between 75% and 80%.

         DEVELOP DIESEL FUELED APPLICATIONS. We plan to accelerate our research and development related to diesel fueled applications for our technology. In conjunction with the U.S. Navy and the U.S. Coast Guard, we are developing a fuel processing system to convert diesel fuel into a fuel compatible with our existing fuel cell technology. This product would also have significant opportunities for stationary applications on islands that are dependent on diesel as their primary fuel source.

         DEVELOP NEXT GENERATION PRODUCTS. We are currently developing and plan to continue to develop next generation fuel cell power plant technologies that have the potential to significantly reduce the cost per kWh by increasing the power output and cell life of our power plant products.


COMPETITION

         We are competing primarily on the basis of fuel efficiency, environmental considerations and cost. We believe that the carbonate fuel cell enjoys competitive advantages over other fuel cells. These benefits include higher fuel efficiency, significantly lower emissions, scalability and potentially lower operating, maintenance and generation costs. We believe that we are more advanced in the development of carbonate fuel cells than other manufacturers.

         Several companies in the United States are involved in fuel cell development, although we believe that we are the only domestic company exclusively engaged in the development and production of carbonate fuel cells. Emerging technologies in our target distributed generation market include small gas turbines, PEM fuel cells, phosphoric acid fuel cells and solid oxide fuel cells. Major competitors using or developing these technologies include Capstone Turbine Corporation, Elliot Energy Systems and Honeywell International Inc. in the case of gas turbines, Ballard Power Systems Inc. in the case of PEM fuel cells, ONSI Corporation in the case of phosphoric acid fuel cells, and SiemensWestinghouse Electric Company and Mitsubishi Heavy Industries, Ltd. in the case of solid oxide fuel cells. Each of these competitors has the potential to capture market share in our target market. Plug Power Inc. has also announced plans to test models of its 5-10 kW PEM fuel cells for residential applications. We believe that PEM fuel cells are less efficient than our Direct FuelCell(TM) and, therefore, have higher fuel costs. We believe that existing PEM developers are focused primarily on transportation fuel cells and small residential units.

         In Japan, at least six manufacturers have demonstrated interest in developing and marketing carbonate fuel cells. Some have larger marketing and sales departments than we do and have a history of producing and selling electric generation equipment. One of these manufacturers has demonstrated extended operation of a 200 kW carbonate fuel cell. Two of these manufacturers have jointly demonstrated extended operation of a 100 kW carbonate fuel cell and recently tested a 1 MW plant. One of these companies is expected to concentrate on 700-800 kW sized modules for distributed generation. We believe that most of these companies use the more complex and less efficient approach of using external fuel processing equipment to produce hydrogen fuel.

         In Europe, companies in Germany, Spain and Italy are actively engaged in carbonate fuel cell development and are potential competitors. Our licensee, MTU, and its partners have conducted the most significant activity in Europe.

         We must also compete with companies manufacturing more established combustion equipment, including various engines and turbines, which are currently in use and have established operating and cost features. Significant competition comes from the gas turbine industry which has recently made progress in improving fuel efficiency and reducing pollution in large size combined cycle natural gas fueled generators. Efforts are underway to extend these advantages to small size machines. We believe that in small size units, under 5 MW, gas turbines will not be able to match our fuel cell efficiency or environmental characteristics.


MANUFACTURING

         We manufacture fuel cells at our facility located in Torrington, Connecticut. At present, the capacity of the plant is approximately 5 MW per year on a single shift basis. We are planning to increase the capacity of this plant by purchasing equipment to replace certain elements of the manufacturing process that currently restrict the overall output of the facility. The first stage in this process is to raise the output capability to 50 MW per year in early 2001. We estimate that the cost of this expansion will be approximately $16 million.

         We believe that virtually all of the raw materials used in our products are readily available from a variety of vendors in the United States and Canada. However, certain manufacturing processes that are necessary to transform the raw materials into component parts for fuel cells are presently available only through a small number of foreign manufacturers. We believe that these manufactured products eventually will be obtainable from United States suppliers as demand for these items increases.


EVERCEL SPIN-OFF

         On February 22, 1999, we effected a spin-off to our stockholders of our former battery group, now owned by Evercel. In connection with this transaction, we transferred to Evercel the principal assets, liabilities and intellectual property related to our battery operations. Following the transfer, we distributed to our stockholders, in a tax-free distribution, one share of Evercel common stock for every three shares of our common stock held on the record date of February 19, 1999. In connection with this transfer, our board of directors re-priced certain stock options held on February 22, 1999 by certain of our officers and directors under our stock option plans to reflect the reduction in value of our common stock as a result of the spin-off. In addition, our board of directors granted to Dr. Hansraj C. Maru and Christopher R. Bentley 4,599 and 12,474 stock options, respectively, under our stock option plans at an average price of $5.99 and $3.12, respectively.

         Under a services agreement entered into with Evercel in contemplation of the spin-off, we have provided and continue to provide certain administrative and management services to Evercel, as well as the use of certain office, research and development and manufacturing and support facilities and services. As Evercel continues its development as a stand-alone company, we will continue to reduce the support that we have provided to Evercel under this services agreement.

         In accordance with a license assistance agreement entered into with Evercel in contemplation of the spin-off, Evercel has agreed to provide all services and assistance necessary for Evercel to effectively fulfill, on our behalf, all of our obligations under a joint venture contract for Xiamen Three Circles-ERC Battery Corp., Ltd. and a related license agreement until we obtain the approval from our Chinese partner and the appropriate Chinese governmental authority for the assignment of these agreements to Evercel. In return for this assistance, we will pay to Evercel all remuneration paid and other benefits accruing to us pursuant to the joint venture contract and related license agreement.

         During 1998, we formed a joint venture with Xiamen Hi-Tech Innovation Centre called Xiamen ERC Technology Corp. Ltd. This joint venture has been formed to fund other entities, such as Xiamen University, to conduct research in advanced electrochemical technologies, which will benefit us and Xiamen Hi-Tech Innovation Centre. We have invested $400,000 of capital into this joint venture to date, which is currently two-thirds owned by us. After we obtain the requisite third-party approvals, as contemplated by the distribution agreement we have entered into with Evercel in contemplation of the spin-off, we will transfer a one-third ownership interest in this joint venture to Evercel for no consideration.


RESEARCH AND DEVELOPMENT

         A significant portion of our research and development has been funded by government contracts and, therefore, a substantial amount of our total research and development expense has been classified as a cost of revenues in our consolidated financial statements. In addition, we have incurred discretionary research and development expense under our government contracts for fuel cell and battery development that has been included in research and development expense although it, too, has been reimbursed fully under these government contracts. For the fiscal years ended 1999, 1998 and 1997, total research and development expense, including amounts received from the DOE, other government agencies and our customers, and amounts that have been self-funded, was $14.2 million, $16.8 million and $16.9 million, respectively.


PROPRIETARY RIGHTS

         We rely primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures (including, in some instances, the encryption of certain technical information) and confidentiality agreements and inventors' rights agreements with our strategic partners and employees to protect our proprietary rights. We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our technologies. We have 47 U.S. and 98 international patents covering our fuel cell technology. Of the 47 U.S. patents, 34 relate to our Direct FuelCell(TM) technology. We also have submitted 5 U.S. and 24 international patent applications. The patents that we have obtained will expire between 2000 and 2018, and the average remaining life of our patents is approximately 8 years. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. Certain of our intellectual property has been licensed to us on a non-exclusive basis from third parties who may also license such intellectual property to others, including our competitors.

         Many of our United States patents are the result of government-funded research and development programs including under the DOE cooperative agreement. Our patents that were the result of government-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. Our patents that were the result of government-funded research after January 1988 automatically belong to us because of our "small business" status. We expect to continue to qualify as a "small business" at the time that the three-year extension of the DOE cooperative agreement is formally approved.

         However, all of our United States patents that have resulted from government-funded research are subject to the risk of the exercise of "march-in" rights by the government. March-in rights refer to the right of the United
States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. In addition, these "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. We believe, however, that the likelihood of the United States government exercising these rights is remote and would only occur if we ceased our commercialization efforts.

GOVERNMENT REGULATION

         We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. To date, we believe that we have obtained all necessary government permits and have been in substantial compliance with all of these applicable laws and regulations.

         Pursuant to the National Environmental Protection Act, since 1991, each local DOE procurement office must file and have approved by the DOE in Washington, D.C., appropriate documentation for environmental, safety and health impacts with respect to procurement contracts entered into by that local office. The costs associated with compliance with environmental regulations are generally recoverable under our cost reimbursable contracts. In certain cases, contract work may be delayed until the approval is received.


EMPLOYEES

         As of December 31, 1999, we had 114 full-time employees, of which approximately 30 were engineers, scientists and other degreed professionals and 84 were professional, technical, administrative and manufacturing support personnel. We consider relations with our employees to be satisfactory.


RISK FACTORS.
-------------

         YOU SHOULD CONSIDER THE FOLLOWING FACTORS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, PROSPECTS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED.

WE HAVE RECENTLY INCURRED LOSSES AND ANTICIPATE CONTINUED LOSSES

         We are currently transitioning from a research and development company that has been primarily dependent on government contracts to a company focusing on commercial products. As such, we have not achieved profitability since our fiscal year ended October 31, 1997 and expect to continue to incur net losses until we can produce sufficient revenues to cover our costs. We incurred a net loss of $985,000 for the fiscal year ended October 31, 1999. Even if we achieve our objective of bringing our first commercial product to market in late 2001, we anticipate that we will continue to incur losses until we can cost-effectively produce and sell our Direct FuelCell(TM) products, which we do not expect to occur for several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability.

OUR COST REDUCTION STRATEGY MAY NOT SUCCEED OR MAY BE SIGNIFICANTLY DELAYED

         Our cost reduction strategy is based on the assumption that a significant increase in production will result in the realization of economies of scale. In addition, certain aspects of our cost reduction strategy rely on advancements in our manufacturing process and engineering design that, to a large degree, are currently not ascertainable. A failure by us to achieve a lower cost structure through economies of scale and improvements in the manufacturing process and engineering design would have a material adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

         We recognize that successfully implementing our strategy and obtaining a significant share of the distributed generation market will require that we offer our Direct FuelCell(TM) products at competitive prices, which can only be accomplished when production costs are cut substantially from current levels. If we are unable to produce Direct FuelCell(TM) products at competitive prices relative to alternative technologies and products, our target market customers will be unlikely to buy our Direct FuelCell(TM) products.

         Our Direct FuelCell(TM) products produce electricity from a variety of hydrocarbon fuels, such as natural gas and methanol. If these fuels are not readily available or if their prices are such that electricity produced by our products costs more than electricity provided through other generation sources, our products would be less economically attractive to potential energy users. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal. Significant decreases in the price of these inputs could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our Direct FuelCell(TM) products.

COMMERCIALIZATION OF OUR PRODUCTS IS DEPENDENT ON CONDUCTING SUCCESSFUL FIELD TRIALS

         One key aspect of our strategy is to leverage the success of our field trials and demonstration projects into long-term distributor-type relationships that will result in these distributors marketing our Direct FuelCell(TM) products directly to energy customers. We are currently field testing a 250 kW Direct FuelCell(TM) power plant at our headquarters in Danbury, Connecticut. In addition, MTU is currently field testing a 250 kW Hot Module power plant in Bielefeld, Germany that incorporates our Direct FuelCell(TM) as its fuel cell component. We believe that our fuel cell commercialization program is dependent upon us conducting one or more additional commercial field trials of our power plants and completing substantial additional research and development. We have planned field trials and demonstration projects in 2001 for our sub-megawatt stationary fuel cell power plants but have not yet conducted any field trials of our proposed commercial design megawatt class products nor do we currently have any agreements providing for field trials of these products.

         Field trials and demonstration projects may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays are beyond our control.

         A failure by us to conduct field trials and demonstration projects of our megawatt class products or a failure to site the scheduled sub-megawatt power plants and complete these commercial field trials and research and development as currently planned could delay the timetable by which we believe we can begin to commercially sell our Direct FuelCell(TM) products. The failure of planned commercial field trials to perform as well as we anticipate could also have a material adverse effect on our commercialization plans, including the ability to enter into long-term distributor-type relationships for our Direct FuelCell(TM) products. Any delay, performance failure or perceived problem with our field trials could hurt our reputation in the distributed generation market and, therefore, could have a material adverse effect on our business, prospects, results of operations and financial condition.

WE CURRENTLY FACE AND WILL CONTINUE TO FACE SIGNIFICANT COMPETITION

         Our Direct FuelCell(TM) products currently face and will continue to face significant competition. Technological advances in alternative energy products, improvements in the electric grid or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than us, are currently engaged in the development of products and technologies that are
similar  to,  or  may  be  competitive   with,   certain  of  our  products  and
technologies.

         As our Direct FuelCell(TM) products have the potential to replace existing power sources, competition with our products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of fuel cells. The distributed generation market, our target market, is currently serviced by several manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted technologies such as internal combustion engines and turbines as well as coal, oil and nuclear powered generators.

         We believe that we are the only domestic company exclusively engaged in the development and production of carbonate fuel cells. In Japan, at least six manufacturers have demonstrated interest in developing and marketing carbonate fuel cells. One of these manufacturers has demonstrated extended operation of a 200 kW carbonate fuel cell. Two of these manufacturers have jointly demonstrated extended operation of a 100 kW carbonate fuel cell and recently tested a 1 MW plant. In Europe, there are several companies engaged in carbonate fuel cell development that are potential competitors. Our licensee, MTU, and its partners have conducted the most significant activity in Europe.

         Additionally, there are competitors working on developing technologies other than carbonate fuel cells in our target market. Emerging technologies in our target distributed generation market include small gas turbines, PEM fuel cells, phosphoric acid fuel cells and solid oxide fuel cells. Major competitors using or developing these technologies include Capstone Turbine Corporation, Elliot Energy Systems and Honeywell International Inc. in the case of gas turbines, Ballard Power Systems Inc. in the case of PEM fuel cells, ONSI Corporation in the case of phosphoric acid fuel cells, and SiemensWestinghouse Electric Company and Mitsubishi Heavy Industries, Ltd. in the case of solid oxide fuel cells. Each of these competitors has the potential to capture market share in our target market, which could have a material adverse effect on our position in the industry.

WE MAY NOT MEET OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION MILESTONES

         We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable Direct FuelCell(TM) products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. To gauge our progress, we operate, test and evaluate our Direct FuelCell(TM) products under actual conditions. If our systems exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our initial commercial Direct FuelCell(TM) products may decline to purchase them or choose to purchase alternative technologies. We cannot be sure that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market.

OUR COMMERCIALIZATION PLANS ARE DEPENDENT ON MARKET ACCEPTANCE OF OUR DIRECT FUELCELL(TM) PRODUCTS

         Our commercialization plans, which include bringing our sub-megawatt class product to market in late 2001, are dependent upon market acceptance of, as well as enhancements to, our Direct FuelCell(TM) products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is new and evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell(TM) products may be affected by many factors that are out of our control, including:

         o   the cost competitiveness of our Direct FuelCell(TM) products;

         o the future costs of natural gas and other fuels used by our Direct FuelCell(TM) products;

         o   consumer reluctance to try a new product;

         o consumer perceptions of the safety of our Direct FuelCell(TM) products;

         o the pace of utility deregulation nationwide, which could affect the market for distributed generation;

         o   local permitting and environmental requirements; and

         o   the emergence of newer, more competitive technologies and products.

         If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our Direct FuelCell(TM) products and may never achieve profitability.

OUR GOVERNMENT RESEARCH AND DEVELOPMENT CONTRACTS ARE CRITICAL TO THE IMPLEMENTATION OF OUR COMMERCIALIZATION PLANS

         Since 1995, our revenues have been principally derived from a long-term cooperative agreement with the DOE. This agreement covers the design, scale-up, construction and testing of direct carbonate fuel cells operating on natural gas. Excluding cost share funding, the present estimated value of this agreement with the DOE, which expires in December 2000, is $95 million. Although not yet formally approved, we have submitted to the DOE a proposal to extend this agreement for three additional years and to provide us with funding of $40 million over this period (excluding cost share funding). This agreement is critical to the continued development and commercialization of our technology and our products.

         Generally, our U.S. government research and development contracts, including the DOE cooperative agreement, are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual congressional appropriations and the results of government or agency sponsored audits of our cost reduction efforts and our cost projections. We can only receive funds under these contracts ultimately made available to us annually by Congress as a result of the appropriations process. Accordingly, we cannot be sure that the three-year extension of the DOE cooperative agreement will be finalized or, even if finalized, whether or not we will receive the full amount allocated by the DOE under this agreement or the full amounts allocated under our other government research and development contracts. We also cannot be sure that we will be able to finance or otherwise meet the cost sharing requirements of these contracts, which are conditions to receiving any amounts allocated under these contracts. Failure to receive the three-year extension of the DOE cooperative agreement or the full amounts allocated under any of our government research and development contracts could materially adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

THE UNITED STATES GOVERNMENT HAS CERTAIN RIGHTS RELATING TO OUR INTELLECTUAL PROPERTY

         Many of our United States patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Our patents that were the result of government-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. Our patents that were the result of government-funded research after January 1988 automatically belong to us because of our "small business" status. We expect to continue to qualify as a "small business" at the time that the three-year extension of the DOE cooperative agreement is formally approved.

         However, all of our United States patents that have resulted from government-funded research are subject to the risk of the exercise of "march-in" rights by the government. March-in rights refer to the right of the United
States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. In addition, these "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents.

         The failure to continue to qualify as a "small business" under applicable government regulations, and the related inability to own our patents developed with government funds if we do not so qualify, or the exercise of "march-in" rights by the government could materially adversely affect our business, prospects, results of operations and financial condition.

OUR FUTURE SUCCESS AND GROWTH IS DEPENDENT ON OUR DISTRIBUTION STRATEGY

         We do not plan to establish a direct distribution infrastructure for our Direct FuelCell(TM) products. A key aspect of our strategy is to use multiple third-party distribution channels to ultimately service our diverse customer base. Depending on the needs of the customer, our Direct FuelCell(TM) products could be distributed through a value added distributor who could provide a package of our products and various other components such as flywheels and battery storage devices; through an energy services company who could arrange various ancillary services for the customer; or through power generation equipment suppliers. In addition, we anticipate that our Direct FuelCell(TM) components will be distributed through OEMs, such as MTU, who will then integrate our Direct FuelCell(TM) components into power plant products.

         We cannot assure you that we will enter into distributor relationships that are consistent with our commercialization plans or our growth strategy or that these relationships will be on terms favorable to us. Many of these distributor arrangements have or will require that we grant exclusive distribution rights to companies in defined territories. We cannot be sure that MTU will continue to, or OEMs will, manufacture or package products using our Direct FuelCell(TM) components. Any integration, design, manufacturing or marketing problems encountered by MTU or OEMs could adversely affect the market for our Direct FuelCell(TM) products and, therefore, our business, prospects, results of operations and financial condition.

WE HAVE NO EXPERIENCE MANUFACTURING OUR DIRECT FUELCELL(TM) PRODUCTS ON A COMMERCIAL BASIS

         To date, we have focused primarily on research and development, and we have no experience manufacturing our Direct FuelCell(TM) products on a commercial basis. We plan to expand our product capacity from our current capacity of 5 MW per year to 50 MW per year in early 2001. We expect that we will increase our manufacturing capacity in stages to 400 MW in 2004. We cannot be sure that we will be able to achieve our planned increases in production capacity.

         Even if we are successful in achieving our planned increases in production capacity, we cannot be sure that we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers. Given our dependence on government research and development contracts and the necessity of providing government entities with substantial amounts of information, our sales process has historically been long and time-consuming. We will need to shorten the time from initial contact to final product delivery if we hope to expand production, reach a wider customer base and forecast revenues with any degree of certainty. Additionally, we cannot be sure that we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet our cost goals and profitability projections. Our failure to shorten the sales cycle for our Direct FuelCell(TM) products or to develop these advanced manufacturing capabilities and processes, or meet our cost goals, could have a material adverse effect on our business, prospects, results of operations and financial condition.

WE DEPEND ON OUR INTELLECTUAL PROPERTY, AND OUR FAILURE TO PROTECT THAT INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR FUTURE GROWTH AND SUCCESS

         Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that we have obtained will expire between 2000 and 2018 and the average remaining life of our patents is approximately 8 years. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing third-party patents, we do not know whether we will able to obtain licenses to use such patents on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that:

         o any of the U.S. patents or foreign patents owned by us or other patents that third parties license to us will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; or

         o any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

         In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

         We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property has been licensed to us on a non-exclusive basis from third parties who may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

         If necessary or desirable, we may seek extensions of existing licenses or further licenses under the patents or other intellectual property rights of others. However, we can give no assurances that we will obtain such extensions or further licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for intellectual property that we use at present could cause us to incur substantial liabilities, and to suspend the manufacture or shipment of products or our use of processes requiring the use of such intellectual property.

         While we are not currently engaged in any material intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL

         Our future success is substantially dependent on the continued services and on the performance of our executive officers and other key management, engineering, scientific, manufacturing and operating personnel, particularly Jerry Leitman, our President and Chief Executive Officer, and Dr. Hansraj Maru and Christopher Bentley, our Executive Vice Presidents. The loss of the services of any executive officer, including Mr. Leitman, Dr. Maru and Mr. Bentley, or other key management, engineering, scientific, manufacturing and operating personnel could materially adversely affect our business. Our ability to achieve our development and commercialization plans will also depend on our ability to attract and retain additional qualified management and technical personnel. Recruiting personnel for the fuel cell industry is highly competitive. We do not know whether we will be able to attract or retain additional qualified management and technical personnel. Our inability to attract and retain additional qualified management and technical personnel, or the departure of key employees, could materially adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

OUR MANAGEMENT MAY BE UNABLE TO MANAGE RAPID GROWTH EFFECTIVELY

         We expect that the availability of additional capital will permit us to expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth which will place a significant strain on our senior management team and our financial and other resources. The proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage our rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

WE HAVE CONTINGENT OBLIGATIONS RELATING TO EVERCEL

         In connection with our spin-off on February 22, 1999 of our former battery group, now owned by Evercel, Inc. (Evercel), we entered into several agreements, including a license assistance agreement, with Evercel. Under the license assistance agreement, Evercel has agreed to fulfill our obligations under a joint venture contract relating to battery operations in China until we obtain certain required third-party and governmental consents. We do not believe that we have any remaining material exposure with respect to this joint venture in light of the license assistance agreement. We cannot assure you, however, that, if Evercel does not continue to perform under the license assistance agreement, fulfilling our contingent obligations under the joint venture contract will not have a material adverse effect on our business, prospects, results of operations and financial condition.

WE MAY BE AFFECTED BY ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

         Although our products are not currently subject to direct regulation by any governmental agency, it is possible that industry specific laws and regulations will be adopted covering issues such as environmental standards, transmission scheduling, distribution and characteristics and quality of our products and services. Such regulation could limit the growth in the use of carbonate fuel cells, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our Direct FuelCell(TM) products. Any such new legislation or regulation, the application of existing laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the energy industry could have a material adverse effect on our business, prospects, results of operations and financial condition.

UTILITY COMPANIES COULD CHARGE FEES TO OUR CUSTOMERS THAT COULD MAKE OUR PRODUCTS LESS DESIRABLE

         Utility companies commonly charge fees to larger customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back up purposes. These fees could increase the cost to our customers of using our Direct FuelCell(TM) products and could make our products less desirable, thereby harming our business, prospects, results of operations and financial condition.

CHANGES IN GOVERNMENT REGULATIONS AND ELECTRIC UTILITY INDUSTRY RESTRUCTURING MAY AFFECT DEMAND FOR OUR DIRECT FUELCELL(TM) PRODUCTS

         The market for electricity generation products is heavily influenced by federal and state governmental regulations and policies. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative energy sources, including fuel cells, and could result in a reduction in the potential demand for our Direct FuelCell(TM) products. Our target market, the distributed generation market, is driven by deregulation and restructuring of the electric utility industry in the United States and elsewhere and by the requirements of utilities, independent power producers and end users. Deregulation of the electric utility industry is subject to government policies that will determine the pace and extent of deregulation. Changes in government and public policy over time could affect deregulation and adversely affect our prospects for commercializing our Direct FuelCell(TM) products and our financial results. We cannot predict how the deregulation and restructuring of the electric utility industry will ultimately affect the market for our Direct FuelCell(TM) products.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL TO COMPLETE OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION PLANS

         Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities, our field trials and demonstration projects or the development of our manufacturing capabilities. Future capital requirements are dependent upon many factors, including, but not limited to, the rate at which we expand production volume capabilities, the amount used to fund demonstration projects and field trials, the level of government funding provided to us and our investment in new technology. We believe it is likely that we will need additional funding to expand our manufacturing capabilities to the level where volume efficiencies can be achieved consistent with our plans to fully commercialize our products. Some of our potential strategic business partners have indicated interest in investing in us. However, additional financing may not be available and, if available, it may not be available on terms favorable to us or our stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our commercialization plans.

WE HAVE LARGE AND INFLUENTIAL STOCKHOLDERS

         MTU currently owns approximately 11% of our outstanding common stock. Loeb Investors Co. LXXV and Warren Bagatelle (a managing director of an affiliate of Loeb Investors Co. LXXV) collectively own approximately 10.3% of our outstanding common stock. These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Michael Bode of MTU, Warren Bagatelle and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). MTU is also a licensee of our technology and a purchaser of our Direct FuelCell(TM) products. Therefore, it may be in MTU's interest to possess substantial influence over matters concerning our overall strategy and technological and commercial development. In addition, MTU's ownership interest could raise a conflict of interest if MTU is experimenting with competing technologies for its own products.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.


/s/ Jerry D. Leitman
-------------------------------
Jerry D. Leitman, President

Dated: April 11, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    CAPACITY                             DATE
---------                    --------                             ----

                             Chief Executive Officer,
                             President, Director
-------------------------    (Principal Executive Officer)        April __, 2000
Jerry D. Leitman


                             Chief Financial Officer, Vice
                             President, Corporate Secretary,
                             Treasurer (Principal Accounting
-------------------------    and Financial Officer)               April __, 2000
Joseph G. Mahler



-------------------------    Director                             April __, 2000
Warren D. Bagatelle



-------------------------    Director                             April __, 2000
Christopher R. Bentley



-------------------------    Director                             April __, 2000
Michael Bode



-------------------------    Director                             April __, 2000
James D. Gerson



-------------------------    Director                             April __, 2000
Thomas L. Kempner

-------------------------    Director                             April __, 2000
William A. Lawson



-------------------------    Director                             April __, 2000
Hansraj C. Maru



-------------------------    Director                             April __, 2000
Bernard S. Baker



-------------------------    Director                             April __, 2000
John A. Rolls



-------------------------    Director                             April __, 2000
Thomas R. Casten