Form 10-Q
period 2000-04-30
FUELCELL ENERGY INC
filed 2000-06-15
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-14204
                       -------

                         FUELCELL ENERGY, INC.
                 ----------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                 06-0853042
       --------------------------          ------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

3 GREAT PASTURE ROAD, DANBURY, CONNECTICUT                  06813
-----------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number including area code: (203) 825-6000
                                                   --------------

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 12, 2000 was 7,684,731.

                              FUELCELL ENERGY, INC
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1. Unaudited Consolidated Condensed
            Financial Statements:

        Consolidated Condensed Balance Sheets as of          2
        April 30, 2000 and October 31,1999

        Consolidated Condensed Statements of Operations      3
        for the three months ended April 30, 2000
            and April 30, 1999


        Consolidated Condensed Statements of Operations      4
        for the six months ended April 30, 2000
            and April 30, 1999

        Consolidated Condensed Statements of Cash Flows      5
        for the six months ended April 30, 2000
            and April 30, 1999

        Notes to Unaudited Consolidated Condensed            6
        Financial Statements

Item 2. Management's Discussion and Analysis of Financial    9
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About      13
            Market Risk


PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders   14

Item 6. Exhibits and Reports on Form 8-K                    14

        Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FUELCELL ENERGY, INC.
           Consolidated Condensed Balance Sheets
                   (Dollars in thousands)
                        (Unaudited)
                                                      APRIL 30,    OCTOBER 31,
                                                        2000         1999
                                                     -----------  ------------

                           ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                        $    64,486        6,163
   Accounts receivable                                    2,113        2,332
   Inventories                                              311        1,204
   Deferred income taxes                                    291          291
   Other current assets                                     602          405
                                                     -----------  ------------
       Total current assets                             67,803       10,395

Property, plant and equipment, net                        6,789        7,195
Other assets, net                                         1,996        2,241
                                                     -----------  ------------
TOTAL ASSETS                                        $    76,588       19,831
                                                     ===========  ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $       150          341
   Accounts payable                                         738          484
   Accrued liabilities                                    2,376        1,787
   Deferred license fee income                              188           29
   Advance from vendors                                     574          550
                                                     -----------  ------------
        Total current liabilities                         4,026        3,191

LONG-TERM LIABILITIES:
   Long-term debt                                         1,550        1,625
                                                     -----------  ------------
       Total liabilities                                  5,576        4,816
                                                     -----------  ------------

Minority interest                                           197          200
                                                     -----------  ------------

COMMON SHAREHOLDERS' EQUITY:

   Common stock, ($.0001 par value); 20,000,000
   shares authorized: 7,680,257 and 6,325,831
   shares issued and outstanding at April 30,
   2000 and October 31 1999, respectively                     1          --
       Additional paid-in capital                        71,844       14,142
       Retained earnings                                 (1,030)         673
                                                     -----------  ------------
         Total shareholders' equity                      70,815       14,815
                                                     -----------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    76,588       19,831
                                                      ===========  ============

            See notes to consolidated condensed financial statements

                              FUELCELL ENERGY, INC.
                  Consolidated Condensed Statements of Operations
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended April 30,
                                                        2000            1999
                                                      ------------  ------------

Revenues:
    Research and development contracts              $     3,986          4,977
    Product sales and revenues                              950            811
                                                      ------------  ------------
         Total revenues                                   4,936          5,788

Costs and expenses:
    Cost of product sales and revenues                    1,313            524
    Administrative and selling expenses                   1,774          2,140
    Depreciation                                            380            331
    Research and development (a)                          3,353          3,366
                                                      ------------  ------------
         Total costs and expenses                         6,820          6,361
                                                      ------------  ------------

Loss from operations                                     (1,884)          (573)

License fee income, net                                      67             77

Interest expense                                            (33)           (39)
Interest and other income, net                              139             44
                                                      ------------  ------------
Loss before provision for
     income taxes                                        (1,711)          (491)


Provision for income taxes                                    -            282

Minority interest loss                                        3              -
                                                      ------------  ------------
Net loss                                            $    (1,708)          (773)
                                                      ============  ============

Loss per share:

Basic loss per share                                $     (0.26)         (0.12)
                                                      ============  ============

Basic shares outstanding                              6,537,729      6,246,047
                                                      ============  ============

Diluted loss per share:                             $     (0.26)         (0.12)
                                                      ============  ============

Diluted shares outstanding                            6,537,729      6,246,047
                                                      ============  ============

(a) Includes costs of:
    Research and development under contracts        $     2,761          3,029
    Research and development costs                          592            337
                                                      ------------  ------------
                                                    $     3,353          3,366
                                                      ============  ============

              See notes to consolidated condensed financial statements

                              FUELCELL ENERGY, INC.
                  Consolidated Condensed Statements of Operations
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                     Six Months Ended April 30,
                                                        2000            1999
                                                     ------------  ------------

Revenues:
Research and development contracts                  $     7,487         11,137
Product sales and revenues                                1,049            935
                                                     ------------  ------------
     Total revenues                                       8,536         12,072

Costs and expenses:
    Cost of product sales and revenues                    1,416            605
    Administrative and selling expenses                   2,444          3,501
    Depreciation                                            765            661
    Research and development (a)                          5,886          8,463
                                                     ------------  ------------
         Total costs and expenses                        10,511         13,230
                                                     ------------  ------------

Loss from operations                                     (1,975)        (1,158)

License fee income, net                                     130             61

Interest expense                                            (70)           (92)
Interest and other income, net                              211            109
                                                     ------------  ------------
Loss before provision for
    income taxes                                         (1,704)        (1,080)

Provision for income taxes                                    2             41

Minority interest loss                                        3              -
                                                     ------------  ------------

Net loss                                            $    (1,703)        (1,121)
                                                     ============  ============
Loss per share:

Basic loss per share                                $     (0.27)         (0.18)
                                                     ============  ============

Basic shares outstanding                              6,434,787      6,221,915
                                                     ============  ============

Diluted loss per share:                             $     (0.27)         (0.18)
                                                     ============  ============

Diluted shares outstanding                            6,434,787      6,221,915
                                                     ============  ============

(a) Includes costs of:
    Research and development under contracts        $     4,623          7,303
    Research and development costs                        1,263          1,160
                                                      ------------  ------------
                                                    $     5,886          8,463
                                                      ============  ============

              See notes to consolidated condensed financial statements
                                       4

                                 FUELCELL ENERGY, INC.
                   Consolidated Condensed Statements of Cash Flows
                           For the Six Months Ended April 30,
                                (Dollars in thousands)

                                                                        2000                1999
                                                               -----------------   ----------------
Cash flows from operating activities:
   Net loss                                                 $           (1,703)             (1,121)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Compensation for options granted                                    67                  67
        Depreciation and amortization                                      970                 865
        (Loss) on disposal of property                                      40                   -
        Minority interest income (loss)                                     (3)                  -
Changes in operating assets and liabilities:
           Accounts receivable                                             219                (317)
           Inventories                                                     893                 (59)
           Other current assets                                           (197)                434
           Accounts payable                                                254                (183)
           Accrued liabilities                                             589                 251
           Advances from vendors                                            24                 302
           Deferred license fee income                                     159                 175
                                                               -----------------   ----------------

      Net cash used in operating activities                              1,312                 414
                                                               -----------------   ----------------
Cash flows from investing activities:
   Capital expenditures                                                   (401)               (335)
   Payments on other assets                                                 42                  (3)
                                                               -----------------   ----------------

        Net cash used in investing activities                             (359)               (338)
                                                               -----------------   ----------------

Cash flows from financing activities:
   Transfer of minority interest to Evercel, Inc.                            -              (3,082)
   Repayments of debt                                                     (266)               (371)
   Common stock issued                                                  57,536                  72
                                                               -----------------   ----------------

        Net cash provided by (used) in financing activities             57,270              (3,381)
                                                               -----------------   ----------------

        Net increase (decrease) in cash and cash equivalents            58,223              (3,305)
                                                               -----------------   ----------------

Cash and cash equivalents-beginning of period                            6,163              10,304

Cash and cash equivalents-end of period                     $           64,486               6,999
                                                               =================   ================

Supplemental disclosure of cash paid during the period for:
   Interest                                                 $               60                  92
   Income taxes                                             $               41                 100

Other non cash transactions:
    Conversion of convertible preferred stock                                -                 600
    Net assets transferred to Evercel, Inc.                                  -                 669


                     See notes to consolidated condensed financial statements

                              FUELCELL ENERGY, INC.

                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED

                              FINANCIAL STATEMENTS

NOTE 1: NATURE OF THE BUSINESS

FuelCell Energy, Inc. formerly Energy Research Corporation (the "Company") was founded in 1969 to develop fuel cells and specialized batteries. These efforts resulted in the Company obtaining various patents and expertise in electrochemical technologies. Since 1983, the Company has concentrated on developing products availing itself of substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other outside sources such as MTU-Friedrichshafen GmbH ("MTU"), a subsidiary of DaimlerChrysler. The Company has developed the Direct FuelCell(Trade Mark), which it believes has significant advantages in terms of fuel efficiency and cost over competing fuel cell technologies for the stationary power generation market. The Company has also entered into strategic alliances with federal and municipal agencies, MTU, Marubeni Corporation of Japan, and Bath Iron works to help develop, site, test, market and distribute the Companies fuel cells worldwide. In addition to providing research and development under contracts, the Company is currently in the process of commercializing its Direct FuelCell technology and expects to incur losses as we expand our product development, commercialization program and manufacturing operations.

NOTE 2: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles. The financial statements as of October 31, 1999, have been derived from audited financial statements. Certain information and footnote disclosure normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2000 and the results of operations for the three and six months ended April 30, 2000 and 1999 and cash flows for such six month periods have been included. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

The results of operations for the three and six months ended April 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in the Company's 1999 Annual Report on Form 10-K/A.

On November 16, 1999, the Company paid a stock dividend of one additional share of common stock for every two shares of the Company's common stock held on November 1, 1999, the record date. All per share data and the number of shares of common stock have been adjusted retroactively to give effect to the stock dividend.

In accordance with the License Assistance Agreement between the Company and Evercel, Inc. ("Evercel"), Evercel has agreed to provide all services and assistance necessary to effectively fulfill on behalf of the Company all of the Company's obligations under the joint venture contract for Xiamen Three Circles--ERC Battery Corp., Ltd. (the "Joint Venture") and the related license agreement until such time as the Company obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to Evercel. In return for such assistance, the Company will pay to Evercel or Evercel will pay to the Company an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to the Company or paid by the Company in cash or in kind or otherwise accruing to the Company pursuant to the Joint Venture contract and related license agreement.

NOTE 3: ADDITIONAL BOARD MEMBER

On March 31, 2000, the Company named Thomas R. Casten to the Company's board of directors. Mr. Casten has served as CEO and president of Trigen Energy
Corporation from 1980 to 1999 and is the author of "Turning off the Heat"(Prometheus Press, October 1998)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              FUELCELL ENERGY, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                                    CONTINUED

NOTE 4: NET LOSS PER SHARE

Basic and diluted loss per share are calculated based upon the provisions of SFAS 128, adopted in 1998, using the following data:

                                   THREE MONTHS               SIX MONTHS
                                  ENDED APRIL 30,            ENDED APRIL 30,
                                   2000     1999             2000      1999
                                   ----     ----             ----      ----

Weighted average basic
   Common Shares               6,537,729  6,246,047      6,434,787  6,221,915

Effect of dilutive securities
   Stock options                      -          -               -         -

Weighted Average Basic
   Common Shares Adjusted
    for diluted calculation    6,537,729  6,246,047      6,434,787 6,221,915


The computation of diluted loss per share for the second quarter and year to date follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the six months ended April 30, 2000 and 1999 was 818,162 and 549,528 respectively.

NOTE 5: SUBSEQUENT EVENTS

On June 7, 2000, the Company's common stock began trading on the NASDAQ National Market under the ticker symbol FCEL. The stock formerly traded on the American Stock Exchange under the symbol FCL.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on From 10-K/A for the fiscal year end October 31, 1999. In addition to historical information, this Form 10-Q and the following discussion contain forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference are included but not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10K/A filed for the fiscal year ended October 31, 1999.

RESULTS OF OPERATIONS
COMPARISON THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Revenues decreased 15% to $4,936,000 in the second quarter of 2000 from $5,788,000 for the same period in the last year. The decrease was due to reduced activities on our research and development contracts amounting to $991,000. Product sales and revenues increased $139,000 due to $551,000 in revenue from a demonstration project awarded in the quarter which was partially offset by reduced revenues from shipments of fuel cell stacks to MTU. For the remainder of the fiscal year, we expect research and development contract and product sales revenues to increase as the DOE Cooperative Agreement, Navy Phase II contract, and demonstration revenues increase.

Cost of product sales and revenues increased 151% to $1,313,000 in the second quarter of 2000 from $524,000 in the same period last fiscal year. The increase was due to the recognition of costs associated with the demonstration project awarded in the quarter. We anticipate that costs of demonstration projects will exceed demonstration project revenues.

Administrative and selling expense decreased 17% to $1,774,000 in the second quarter of 2000 from $2,140,000 in the same period last year. This decrease was due to the reduction of funding under the Cooperative Agreement and the associated February 1999 staffing reduction, and legal and professional fees associated with the spin-off of Evercel in February 1999. Depreciation increased 15% to $380,000 in the second quarter of 2000 from $330,000 in the same period last year as a result of capital additions.

Total research and development expense remained relatively unchanged from period to period.

Income from operations resulted in a loss of $1,884,000 in the second quarter of 2000 compared to a loss of $573,000 in the same period last year. The increased loss was due to costs, associated with the demonstration project awarded in the second quarter and the incurring of certain unallowable government contracting costs associated with the raising of capital in the second quarter. The Company expects that, as the Company continues to accelerate its efforts to commercialize and demonstrate its fuel cell technology, costs will exceed revenues for the year.

License fee and royalty income, net, resulted in $67,000 of income in the second quarter of 2000 compared to $77,000 in the same period last year.

Interest expense decreased to $33,000 in the second quarter of 2000 from $39,000 in the same period last year. The decrease is attributable to the reduction of the indebtedness of the Company.

Interest and other income, net, increased to $139,000 in the second quarter of 2000 from $44,000 in the same period last year. The increase is a result of cash from the secondary offering being invested for ten days of the quarter.

The Company did not recognize a tax provision or benefit in the current quarter. The Company believes that, due to its efforts to commercialize its Direct Fuelcell technology, it will incur losses, which will result in no tax benefit for the fiscal year.

RESULTS OF OPERATIONS
COMPARISON SIX MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Revenues decreased 29% to $8,536,000 in the 2000 period from $12,072,000 in the 1999 period. The decrease was due to reduced activities on our research and development contracts amounting to $2,450,000, and a $1,200,000 contract with MTU that shipped in January 1999. Product sales and revenues increased $114,000 due to revenue from a demonstration project awarded in the second quarter.

Cost of product sales and revenues increased 134% to $1,416,000 in the 2000 period from $605,000 in the 1999 period. The increase was due to the recognition of costs associated with the new demonstration project.

Administrative and selling expense decreased 30% to $2,444,000 in the 2000 period from $3,501,000 in the 1999 period. This decrease was due to the February 1999 staffing reduction, and legal and professional fees incurred with the spin-off of Evercel in February 1999. Depreciation increased 16% to $765,000 in the 2000 period from $661,000 in the 1999 period.

Total research and development decreased 31% to $5,886,000 in the 2000 period from $8,463,000 in the 1999 period. Costs associated with research and development under contracts decreased 37% on lower volume. Costs associated with research and development efforts to commercialize our fuel cell technology increased compared to the 1999 period which included battery development costs of Evercel, Inc., until the February 1999 spin-off.

Income from operations resulted in a loss of $1,975,000 in the 2000 period compared to a loss of $1,158,000 in the 1999 period. The increased loss was due to costs incurred on the demonstration project awarded in the second quarter and certain unallowable government contracting costs associated with the raising of capital.

License fee and royalty income, net, resulted in $130,000 of income in the 2000 period compared to $61,000 in the same period last year. Lower net license fee, royalty income and related costs in 1999 was the result of the Chinese license agreement and the Xiamen joint venture which was transferred to Evercel, Inc. as part of the February 1999 spin-off.

Interest expense decreased to $70,000 in the 2000 period from $92,000 in the 1999 period. The decrease is attributable to the reduction of the indebtedness of the Company.

Interest and other income, net, increased to $211,000 in the 2000 period from $109,000 in the 1999 period. The increase is a result of cash from the secondary offering being invested for ten days of the second quarter.

The Company believes that, due to its efforts to commercialize its Direct Fuelcell technology, it will incur losses, which will result in no tax benefit for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are funded primarily through cash generated from operations, borrowings, and sales of equity. Cash from operations includes revenue from government contracts and cooperative agreements, demonstration projects, license fees, interest income and sales of fuel cell components primarily to MTU.

At April 30, 2000 the Company had working capital of $63,777,000 including $64,486,000 of cash and cash equivalents, compared to working capital of $7,204,000 including $6,163,000 of cash and cash equivalents at October 31,

1999. The increase in working capital is due primarily to the increase in cash and cash equivalents as the Company raised net proceeds of $57,565,000 after $3,535,000 of underwriting discounts, commissions, fees, and other expenses in April 2000 from the sale of 1,300,000 shares of common stock. During the six months ended April 30, 2000, the Company acquired $401,000 in fixed assets and repaid $266,000 of debt.

At April 30, 2000, the Company had $1,700,000 of debt. This credit facility is scheduled to be paid in monthly installments of $13,000 plus interest and the remaining balance due in a balloon payment of $1,500,000 in June 2001. The Company has been approved for a $4,000,000 loan from the Connecticut Development Authority that will be used to purchase equipment for the manufacturing facility.

The proceeds from the sale of common stock will be used to support the commercialization of the Company's Direct FuelCell(Trade Mark) products. Proceeds will be used to purchase additional manufacturing equipment as well as for general corporate purposes including research and development, field trial support and working capital.

The Company plans to initially increase manufacturing capacity to 50MW per year which will require approximately $16,000,000 to be spent on equipment and facilities during the remainder of 2000 and the beginning of 2001. Additional capacity will continue to be added incrementally as demand for Direct FuelCell(Trade Mark) products increases.

In addition to increasing manufacturing capacity, proceeds will be used for general corporate purposes including research and development, field trial support and working capital. Working capital requirements will consist primarily of increases in inventory as additional demonstrations of Direct FuelCell(Trade
Mark) products are conducted and material purchases increase. Proceeds will also be used to support the cost of early field trials and demonstration projects that will likely exceed revenue from these projects.

In December 1994, the Company entered into a Cooperative Agreement with the DOE pursuant to which the DOE agreed to provide funding to the Company over the next five years to support the continued development and improvement of the Company's commercial product. The current aggregate dollar amount of that contract is $144,000,000 with the DOE providing $95,000,000 in funding. The balance of the funding is expected to be provided by the Company, the Company's partners or licensees, other private agencies and utilities. Approximately 90% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. This agreement has been funded through 2000 and although not yet formally approved, we have submitted a proposal to the DOE to extend this agreement for three additional years and to provide us with funding of $40,000,000 over this period.

In addition to the DOE Cooperative Agreement, the Company has received a $3,125,000 cost-shared contract under the Vision 21 program and a $16,500,000 cost-shared contract from the U.S. Navy to demonstrate a marine fuel cell power plant operating on diesel fuel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE EXPOSURE

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long term debt obligations. The investment portfolio includes high quality investment grade short-term money market instruments with a liquidity factor of three months or less. Cash is invested overnight with high credit quality financial institutions. The Company's notes payable expire in 2000 and 2001. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

PART II  OTHER INFORMATION
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The FuelCell  Energy,  Inc. Annual  Shareholders'  Meeting was held on March 22,
2000.

The meeting involved an election of the following directors to hold office until the next annual meeting of shareholders. All of the directors on the slate were elected.

Jerry D. Leitman            Bernard S. Baker                Hansraj C. Maru
Christopher R. Bentley      Thomas L. Kempner               Warren D. Bagatelle
Michael Bode                James D. Gerson                 William A. Lawson
John A. Rolls

The results of the voting were as follows:

ELECTION OF DIRECTORS

                                                  VOTES          VOTES
NAME OF DIRECTOR                                   FOR          WITHHELD

Jerry D. Leitman                                4,158,390         4,012
Bernard S. Baker                                4,158,990         3,412
Hansraj C. Maru                                 4,157,940         4,462
Christopher R. Bentley                          4,157,940         4,462
Thomas L. Kempner                               4,159,440         2,962
Warren D. Bagatelle                             4,159,440         2,962
Michael Bode                                    4,159,440         2,962
James D. Gerson                                 4,158,990         3,412
William A. Lawson                               4,159,440         2,962
John A. Rolls                                   4,159,440         2,962



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

(A) EXHIBIT DESCRIPTION

EXHIBIT NO.

27        Financial Data Schedule

10.55 Lease Agreement dated March 8, 2000 between the Company and Technology Park Associates, L.L.C.


(B) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FUELCELL ENERGY, INC.



                              /S/ JOSEPH G. MAHLER
                              ----------------------
                              Joseph G. Mahler
                              Senior Vice President, CFO
                              Treasurer/Corporate Secretary

Dated:  June 15, 2000