Form 10-Q
period 2000-07-31
FUELCELL ENERGY INC
filed 2000-09-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2000
                               -------------
OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-14204
                       -------

                              FUELCELL ENERGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  06-0853042
---------------------------------      -----------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

3 Great Pasture Road, Danbury, Connecticut              06813
--------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip code)

Registrant's telephone number including area code:  (203) 825-6000
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of September 11, 2000 was 15,413,064 giving effect to the 100% stock dividend as of September 13, 2000.

                              FUELCELL ENERGY, INC
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1.  Unaudited Consolidated Condensed
         Financial Statements:

         Consolidated Condensed Balance Sheets as of                        2
         July 31, 2000 and October 31,1999

         Consolidated Condensed Statements of Operations                    3
         for the three months ended July 31, 2000 and July 31, 1999

         Consolidated Condensed Statements of Operations                    4
         for the nine months ended July 31, 2000 and July 31, 1999

         Consolidated Condensed Statements of Cash Flows                    5
         for the nine months ended July 31, 2000 and July 31, 1999

         Notes to Unaudited Consolidated Condensed                          6
         Financial Statements


Item 2.  Management's Discussion and Analysis of Financial                  9
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About                    13
         Market Risk


PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                  14

         Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              FUELCELL ENERGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                     JULY 31,      OCTOBER 31,
                                                       2000           1999
                                                    -----------    -----------
                ASSETS
                ------

CURRENT ASSETS:
  Cash and cash equivalents                          $ 62,289         6,163
  Accounts receivable                                   3,156         2,332
  Inventories                                             250         1,204
  Deferred income taxes                                   291           291
  Other current assets                                    561           405
                                                     --------        ------
      Total current assets                             66,547        10,395

Property, plant and equipment, net                      7,632         7,195
Other assets, net                                       1,931         2,241
                                                     --------        ------
TOTAL ASSETS                                         $ 76,110        19,831
                                                     ========        ======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                  $  1,662           341
  Accounts payable                                        736           484
  Accrued liabilities                                   3,227         1,787
  Deferred license fee income                             112            29
  Customer Advances                                       581           550
                                                     --------        ------
      Total current liabilities                         6,318         3,191

LONG-TERM LIABILITIES:
  Long-term debt                                     $     --         1,625
                                                     --------        ------
      Total liabilities                                 6,318         4,816
                                                     --------        ------
Minority interest in joint venture                        190           200
                                                     --------        ------

COMMON SHAREHOLDERS' EQUITY:
  Common stock ($.0001 par value):
  20,000,000 shares authorized:
  15,369,462 and 12,651,662 shares
  issued and outstanding at July 31,
  2000 and October 31, 1999,
  respectively                                              2             1
    Additional paid-in capital                         71,937        14,141
    Retained earnings                                  (2,337)          673
                                                     --------        ------
      Total shareholders' equity                       69,602        14,815
                                                     --------        ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 76,110        19,831
                                                     ========        ======


            See notes to consolidated condensed financial statements

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              FUELCELL ENERGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED JULY 31,
                                                  2000             1999
                                              ------------     -----------

REVENUES:
  Research and development contracts          $      3,963           4,048
  Product sales and revenues                           149             368
                                              ------------     -----------
      Total revenues                                 4,112           4,416

COSTS AND EXPENSES:
  Cost of product sales and revenues                   904             235
  Administrative and selling expenses                1,684           1,366
  Depreciation                                         346             339
  Research and development (a)                       3,470           2,845
                                              ------------     -----------
      Total costs and expenses                       6,404           4,785
                                              ------------     -----------

(Loss) from operations                              (2,292)           (369)

License fee income, net                                 68              85
Minority interest loss in joint venture                  7              --
Interest expense                                       (36)            (39)
Interest and other income, net                         946              96
                                              ------------     -----------

(Loss) before provision for income taxes            (1,307)           (227)

Provision for income taxes                              --             159
                                              ------------     -----------

Net loss                                      $     (1,307)           (386)
                                              ============     ===========

Loss per share:
  Basic and diluted loss per share:           $      (0.09)          (0.03)
                                              ============     ===========

  Basic and diluted shares outstanding          15,367,614      12,512,752
                                              ============     ===========

  (a) Includes costs of:
  Research and development under contracts    $      3,142           2,548
  Research and development costs                       328             297
                                              ------------     -----------
                                                     3,470           2,845
                                              ============     ===========

            See notes to consolidated condensed financial statements

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              FUELCELL ENERGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               NINE MONTHS ENDED JULY 31,
                                                  2000             1999
                                              ------------     -----------

REVENUES:
  Research and development contracts          $     11,450          15,185
  Product sales and revenues                         1,198           1,303
                                              ------------     -----------
      Total revenues                                12,648          16,488

COSTS AND EXPENSES:
  Cost of product sales and revenues                 2,320             840
  Administrative and selling expenses                4,128           4,867
  Depreciation                                       1,111           1,000
  Research and development (a)                       9,356          11,308
                                              ------------     -----------
      Total costs and expenses                      16,915          18,015
                                              ------------     -----------

(Loss) from operations                              (4,267)         (1,527)

License fee income, net                                198             146
Minority interest loss in joint venture                 10              --
Interest expense                                      (106)           (131)
Interest and other income, net                       1,157             205
                                              ------------     -----------

(Loss) before provision for income taxes            (3,008)         (1,307)

Provision for income taxes                               2             200
                                              ------------     -----------

Net loss                                      $     (3,010)         (1,507)
                                              ============     ===========

Loss per share:

  Basic and diluted loss per share:           $      (0.22)          (0.12)
                                              ============     ===========

  Basic and diluted shares outstanding          13,707,536      12,466,010
                                              ============     ===========

  (a) Includes costs of:
  Research and development under contracts    $      7,765           9,851
  Research and development costs                     1,591           1,457
                                              ------------     -----------
                                                     9,356          11,308
                                              ============     ===========

            See notes to consolidated condensed financial statements

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              FUELCELL ENERGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                             (DOLLARS IN THOUSANDS)


                                                            2000          1999
                                                          --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                $ (3,010)      (1,507)
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
    Compensation for options granted                           100          100
    Depreciation and amortization                            1,429        1,305
    (Loss) on disposal of property                              59          (15)
    Minority interest income (loss) in
    joint venture                                              (10)          --
  Changes in operating assets and liabilities:
    Accounts receivable                                       (824)        (360)
    Inventories                                                954          (63)
    Other current assets                                      (156)         418
    Accounts payable                                           252         (620)
    Accrued liabilities                                      1,440          236
    Customer advances                                           31         (491)
    Deferred license fee income                                 83           88
                                                          --------      -------

    Net cash provided by (used) in
    operating activities                                       348         (909)
                                                          --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (1,620)        (636)
  Proceeds from sale of property and equipment                  --          603
  Payments on (purchase of) other assets                         5         (586)
                                                          --------      -------

  Net cash used in investing activities                     (1,615)        (619)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Transfer of minority interest to Evercel, Inc.                --       (3,082)
  Repayment of debt                                           (304)        (552)
  Common stock issued net: follow-on offering               57,565           --
  Common stock issued: stock options and
  stock purchase plan                                          132          182
                                                          --------      -------

    Net cash provided by (used) in financing
    activities                                              57,393       (3,452)
                                                          --------      -------

    Net increase (decrease) in cash and cash
    equivalents                                             56,126       (4,980)
                                                          --------      -------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              6,163       10,304
                                                          --------      -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 62,289        5,324
                                                          ========      =======

Supplemental disclosure of cash paid during
the period for:
  Interest                                                $     94          131
  Income taxes                                            $    150          100

Other non cash transactions:
  Conversion of convertible preferred stock                     --          600
  Net assets transferred to Evercel, Inc.                       --          669

            See notes to consolidated condensed financial statements

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              FUELCELL ENERGY, INC.
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1: NATURE OF THE BUSINESS
------------------------------

FuelCell Energy, Inc., formerly Energy Research Corporation (the "Company"), was founded in 1969 to develop fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in electrochemical technologies. Since 1983, we have concentrated on developing products while receiving substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other outside sources such as MTU-Friedrichshafen GmbH ("MTU"), a subsidiary of DaimlerChrysler. We have developed the Direct FuelCell(TM), which we believe has significant advantages in terms of fuel efficiency and cost over competing fuel cell technologies for the stationary power generation market. We have also entered into strategic alliances with federal and municipal agencies, MTU, Marubeni Corporation of Japan, and Bath Iron works to help develop, site, test, market and distribute our fuel cells worldwide. In addition to providing research and development under contracts, we are currently in the process of commercializing our Direct FuelCell technology and expect to incur losses as we expand our product development, commercialization program and manufacturing operations.


NOTE 2: BASIS OF PRESENTATION
-----------------------------

The accompanying consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The financial statements as of October 31, 1999, have been derived from audited financial statements. Certain information and footnote disclosure normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2000 and the results of operations for the three and nine months ended July 31, 2000 and 1999 and cash flows for such nine month periods have been included. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

The results of operations for the three and nine months ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 1999 Annual Report on Form 10-K/A.

On November 16, 1999, we paid a stock dividend of one additional share of common stock for every two shares of our common stock held on November 1, 1999, the record date. All per share data and the number of shares of common stock have been adjusted retroactively to give effect to the stock dividend.

In accordance with the License Assistance Agreement with Evercel, Inc. ("Evercel"), Evercel has agreed to provide all services and assistance necessary to effectively fulfill on our behalf all of our obligations under the joint venture contract for Xiamen Three Circles-ERC Battery Corp., Ltd. (the "Joint Venture") and the related license agreement until we obtain the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of the agreements to Evercel. In return for that assistance, we will pay to Evercel or Evercel will pay to us an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to us or paid by us in cash or in kind or otherwise accruing to us pursuant to the Joint Venture contract and related license agreement.


NOTE 3: SUBSEQUENT EVENT
------------------------

On September 12, 2000, subject to shareholders approval, the Board of Directors authorized an increase of authorized common stock from 20 million shares to 150 million shares. The time and place of the special stockholders' meeting has yet to be determined.

On September 13, 2000, we paid a 100% stock dividend on all outstanding shares of common stock held as of September 6, 2000, the record date. All per share data and the number of shares of common stock have been adjusted retroactively to give effect to the stock dividend.

NOTE 4: NET LOSS PER SHARE
--------------------------

Basic and diluted loss per share are calculated based upon the provisions of SFAS 128, adopted in 1998, using the following data:




                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                             JULY 31,                   JULY 31,
                                       2000          1999          2000          1999
                                       ----          ----          ----          ----
Weighted average basic
  Common Shares                     15,367,614    12,512,752    13,707,536    12,466,010

Effect of dilutive securities
  Stock options                             --            --            --            --

Weighted Average Basic
  Common Shares Adjusted for
  diluted calculation               15,367,614    12,512,752    13,707,536    12,466,010



The computation of diluted loss per share for the third quarter and year to date follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the nine months ended July 31, 2000 and 1999 was 1,790,324 and 1,518,870 respectively.


NOTE 5: RECENT DEVELOPMENTS
---------------------------

On June 29, 2000, we entered into a $4,000,000 loan agreement with the Connecticut Development Authority. The loan is secured by machinery and equipment purchased by us under the loan. The promissory note is payable monthly over six and one-half years, with interest computed annually based on the ten year U.S. Treasury notes plus 2-1/2%.

On June 7, 2000, our common stock began trading on the NASDAQ National Market under the ticker symbol FCEL. The stock formerly traded on the American Stock Exchange under the symbol FCL.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year end October 31, 1999. In addition to historical information, this Form 10-Q and the following discussion contain forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference are included but not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10K/A filed for the fiscal year ended October 31, 1999.


RESULTS OF OPERATIONS
---------------------
COMPARISON THREE MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999
-------------------------------------------------------------

Revenues decreased 7% to $4,112,000 in the third quarter of 2000 from $4,416,000 for the same period in the last year. The decrease was due to reduced revenues from shipments of fuel cell stacks to MTU and to a lesser degree reduced activities on our research and development contracts. For the remainder of the fiscal year, we expect both research and development contracts and product sales revenues to increase as the Navy Phase II, Vision 21 and King County contracts and demonstration revenues increase.

Cost of product sales and revenues increased 285% to $904,000 in the third quarter of 2000 from $235,000 in the same period last year. The increase was due to the recognition of costs associated with demonstration projects. We anticipate that costs of demonstration projects will exceed demonstration project revenues.

Administrative and selling expense increased 23% to $1,684,000 in the third quarter of 2000 from $1,366,000 in the same period last year. This increase was due to state franchise taxes paid on our increased equity, increased employment costs, and other costs of commercialization. Depreciation increased $7,000 in the third quarter as a result of capital additions.

Total research and development expense increased 22% to $3,470,000 in the third quarter of 2000 from $2,845,000 in the same period last year. In accordance with the Santa Clara proof of concept development contract we recognized associated site restoration costs.

Income from operations resulted in a loss of $2,292,000 in the third quarter of 2000 compared to a loss of $369,000 in the same period last year. The increased loss was due to costs associated with demonstration projects and administrative costs to commercialize our fuel cell technology. We expect that, as we continue to accelerate our efforts to commercialize and demonstrate our fuel cell technology, costs will exceed revenues for the year.

License fee and royalty income, net, resulted in $68,000 of income in the third quarter of 2000 compared to $85,000 in the same period last year. The reduced fees are a result of the termination of the Mitsubishi Electric Corporation's license agreement with the Company in January, 2000.

Interest expense decreased to $36,000 in the third quarter of 2000 from $39,000 in the same period last year. The decrease is attributable to the reduction of our indebtedness.

Interest and other income, net, increased to $946,000 in the third quarter of 2000 from $96,000 in the same period last year. The increase is a result of cash from the follow-on offering being invested throughout the quarter.

We did not recognize a tax provision or benefit in the current quarter. We believe that, due to our efforts to commercialize our Direct Fuelcell technology, we will incur losses, which will result in no tax benefit for the fiscal year.


RESULTS OF OPERATIONS
---------------------
COMPARISON NINE MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999
------------------------------------------------------------

Revenues decreased 23% to $12,648,000 in the 2000 period from $16,488,000 in the 1999 period. The decrease was due to reduced activities on our research and development contracts amounting to $2,535,000, and a $1,200,000 contract with MTU that shipped in January 1999.

Cost of product sales and revenues increased 176% to $2,320,000 in the 2000 period from $840,000 in the 1999 period. The increase was due to the recognition of costs associated with demonstration projects.

Administrative and selling expense decreased 15% to $4,128,000 in the 2000 period from $4,867,000 in the 1999 period. This decrease was due to the February 1999 staffing reduction, and legal and professional fees incurred with the spin-off of Evercel in February 1999, partially offset by costs to commercialize our DFC technology. Depreciation increased 11% to $1,111,000 in the 2000 period from $1,000,000 in the 1999 period.

Total research and development decreased 17% to $9,356,000 in the 2000 period from $11,308,000 in the 1999 period. Costs associated with research and development under contracts decreased 21% on lower volume. Costs associated with research and development efforts to commercialize our fuel cell technology increased compared to the 1999 period which included battery development costs of Evercel, Inc., until the February 1999 spin-off.

Income from operations resulted in a loss of $4,267,000 in the 2000 period compared to a loss of $1,527,000 in the 1999 period. The increased loss was due to costs incurred on demonstration projects and certain costs incurred with the raising of capital.

License fee and royalty income, net, resulted in $198,000 of income in the 2000 period compared to $146,000 in the same period last year. License fee and royalty income in the current year was not offset by costs associated with the Chinese license agreement and the Xiamen joint venture which was transferred to Evercel, Inc. as part of the February 1999 spin-off.

Interest expense decreased to $106,000 in the 2000 period from $131,000 in the 1999 period. The decrease is attributable to the reduction of our indebtedness.

Interest and other income, net, increased to $1,157,000 in the 2000 period from $205,000 in the 1999 period. The increase is a result of cash proceeds from the follow-on offering being invested throughout the quarter.

We believe that, due to our efforts to commercialize our Direct Fuelcell technology, we will incur losses, which will result in no tax benefit for the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operations are funded primarily through cash generated from operations, borrowings, and sales of equity. Cash from operations includes revenue from government contracts and cooperative agreements, demonstration projects, license fees, interest income and sales of fuel cell components primarily to MTU.

At July 31, 2000, we had working capital of $60,229,000 including $62,289,000 of cash and cash equivalents, compared to working capital of $7,204,000 including $6,163,000 of cash and cash equivalents at October 31, 1999. The increase in working capital is due primarily to the increase in cash and cash equivalents as we raised net proceeds of $57,565,000 after $3,535,000 of underwriting discounts, commissions, fees, and other expenses in April 2000 from the sale of 1,300,000 shares of common stock. During the nine months ended July 31, 2000, we acquired $1,620,000 in fixed assets and repaid $304,000 of debt.

At July 31, 2000, we had $1,662,000 of debt. This credit facility is scheduled to be paid in monthly installments of $13,000 plus interest with $1,500,000 due in a balloon payment in June 2001. As previously mentioned, we have entered into a $4,000,000 loan agreement with the Connecticut Development Authority that will be used to purchase equipment for the manufacturing facility. To date, we have not borrowed any monies pursuant to this agreement.

The proceeds from the sale of common stock will be used to support the commercialization of the Company's Direct FuelCell(TM) products. Proceeds will be used to purchase additional manufacturing equipment as well as for general corporate purposes including research and development, field trial support and working capital.

We are increasing our manufacturing capacity to 50MW per year at our Torrington, CT facility which will require approximately $14,500,000 to be spent on equipment and facilities during the remainder of 2000 and in 2001. In addition, we are planning to expand our testing and conditioning capabilities at our Danbury, CT facility which will require approximately $5,000,000 to complete.

In addition to increasing manufacturing capacity, proceeds will be used for general corporate purposes including research and development, field trial support and working capital. Working capital requirements will consist primarily of increases in inventory as additional demonstrations of Direct FuelCell(TM) products are conducted and material purchases increase. Proceeds will also be used to support the cost of early field trials and demonstration projects that will likely exceed revenue from these projects. We anticipate that our existing capital resources together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through 2001.

In December 1994, we entered into a Cooperative Agreement with the DOE pursuant to which they agreed to provide funding through 1999 to support the continued development and improvement of our commercial product. The current aggregate dollar amount of that contract is approximately $213,000,000 with the DOE providing approximately $135,000,000 in funding. The balance of the funding is expected to be provided by us, our partners or licensees, other private agencies and utilities. Approximately 70% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. It is anticipated that the balance of non-DOE funding will be timely obtained. This agreement has recently been extended for three additional years, through 2003, and will provide $40,000,000 of funding over this period, subject to annual approval by the U.S. Congress.

In addition to the DOE Cooperative Agreement, we have received a $3,125,000 cost-shared contract under the Vision 21 program to develop a hybrid fuel cell/turbine power plant by 2002, and a $16,500,000 cost-shared contract from the U.S. Navy to demonstrate a marine fuel cell power plant operating on diesel fuel by 2003. We have also been selected by King County, Washington to deliver a one mega-watt Direct FuelCell power plant using municipal digester gas. Negotiations for contract terms and pricing for the King County project are underway.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
INTEREST RATE EXPOSURE
----------------------

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio and long-term debt obligations. The investment portfolio includes high quality investment grade short-term money market instruments with a liquidity factor of three months or less. Cash is invested overnight with high credit quality financial institutions. The Company's notes payable expire in 2001. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements would not have a material adverse affect the consolidated results of operations or financial position of the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


                                  EXHIBIT INDEX
                                  -------------

(a) EXHIBIT DESCRIPTION
    -------------------

EXHIBIT NO.
-----------

10.56 Security Agreement, dated June 30, 2000, filed between the Company and the Connecticut Development Authority

10.57 Loan Agreement, dated June 30, 2000, filed between the Company and the Connecticut Development Authority

27       Financial Data Schedule


(b) REPORTS ON FORM 8-K
    -------------------

         None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       FUELCELL ENERGY, INC.





                                       /s/ Joseph G. Mahler
                                       ---------------------------------
                                           Joseph G. Mahler
                                           Senior Vice President, CFO
                                           Treasurer/Corporate Secretary



Dated:  September 13, 2000