Form 10-K
period 2000-10-31
FUELCELL ENERGY INC
filed 2001-01-26
CIK 886128

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: OCTOBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $889,508,503, which is based on the closing price of $69.688 on January 23, 2001. On January 23, 2001 there were 15,788,634 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE CERTAIN INFORMATION CONTAINED IN THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO ITS FORTHCOMING 2001 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED NOT LATER THAN 120 DAYS AFTER THE END OF REGISTRANT'S FISCAL YEAR ENDED OCTOBER 31, 2000 IS INCORPORATED BY REFERENCE IN
PART III OF THIS ANNUAL REPORT ON FORM 10-K.

================================================================================

================================================================================

                              FUELCELL ENERGY, INC.

                                      INDEX
                                      -----

            DESCRIPTION                                              PAGE NUMBER
            -----------                                              -----------
PART I
------
  Item 1    Business                                                        3
  Item 2    Properties                                                     29
  Item 3    Legal Proceedings                                              29
  Item 4    Submission of Matters to a Vote of Security Holders            29

PART II
-------
  Item 5    Market for the Registrant's Common Equity and Related
              Stockholder Matters                                          29
  Item 6    Selected Financial Data                                        30
  Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          31
  Item 7A   Quantitative and Qualitative Disclosures about Market Risk     34
  Item 8    Financial Statements and Supplementary Data                    34
  Item 9    Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure                          34

PART III
--------
  Item 10   Directors and Executive Officers of the Registrant             34
  Item 11   Executive Compensation                                         34
  Item 12   Security Ownership of Certain Beneficial Owners
              and Management                                               35
  Item 13   Certain Relationships and Related Transactions                 35

PART IV
-------
  Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                  35

Signatures

FORWARD-LOOKING STATEMENT DISCLAIMER

When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to the development and commercialization schedule for our fuel cell technology and products, future funding under government research and development contracts, the expected cost competitiveness of our technology, and the timing and availability of products under development. These and other forward looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in the utility regulatory environment, potential volatility of energy prices, government appropriations, the ability of the government to terminate its development contracts at any time, rapid technological change, and competition, as well as other risks contained under Item 1 "Business-Risk Factors" of this Report. We cannot assure that we will be able to meet any of our development or commercialization schedules, that the government will appropriate the funds anticipated by us under our government contracts, that the government will not exercise its right to terminate any or all of our government contracts, that any of our products or technology, once developed, will be commercially successful, or that we will be able to achieve any other result anticipated in any other forward-looking statement contained herein. The forward-looking statements contained herein speak only as of the date of this Report. Except for ongoing obligations to disclose material information under the federal securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.


                                     PART I

ITEM 1.  BUSINESS


INTRODUCTION

FuelCell Energy, Inc. is a leading developer of carbonate fuel cell technology for stationary power generation and has developed a proprietary patented carbonate fuel cell, which we believe has significant advantages in terms of fuel efficiency and cost over competing fuel cells for stationary power generation. A fuel cell is a device which electrochemically converts the chemical energy of a hydrocarbon fuel into electricity without the combustion of fuel. The fuel cell system feeds a fuel, such as natural gas, into the fuel cell where the fuel and air undergo an electrochemical reaction to produce electricity.

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in us obtaining various patents and expertise in these electrochemical technologies. For the last seventeen years we have concentrated on developing products availing ourselves of substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other outside sources such as MTU-Friedrichshafen GmbH ("MTU"), a division of DaimlerChrysler, to whom we have licensed our fuel cell internationally. We are transitioning from a research and development company to a company focusing on commercializing our products.

Our patented fuel cell technology is known as the Direct FuelCell(R) because it introduces the hydrocarbon fuel, such as pipeline natural gas, directly into the fuel cell without requiring external reforming for producing hydrogen. This "one-step" operation results in a more efficient, simpler and more cost-effective energy conversion system compared with most other fuel cells which utilize complex external reforming equipment to convert the fuel to hydrogen. The Direct FuelCell(R) has demonstrated grid-connected operation at Santa Clara in 1996 and 1997 and recently in Danbury, CT from February of 1999 to June of 2000, and in Bielefeld, Germany since November of 1999.

On February 22, 1999, we effected a spin-off to our stockholders of 100% of the shares of Evercel, Inc. ("Evercel"), a wholly-owned subsidiary of ours. In connection with this transaction, we transferred to Evercel the principal assets, liabilities, and intellectual property related to our battery operations. Following the transfer, we distributed to our stockholders in a tax-free distribution, one share of Evercel common stock for every three shares of our common stock. We are currently concentrating our efforts on the commercialization of our carbonate fuel cell, the Direct FuelCell(R).

BACKGROUND

Information contained in this Annual Report concerning the electric power supply industry and the distributed generation market, our general expectations concerning this industry and this market, and our position within this industry are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of this industry and this market, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this Annual Report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the electric power supply industry and the distributed generation market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Risk Factors" in Item 1 of this Annual Report.

As used in this Annual Report, all degrees refer to Fahrenheit ((degree)F), and kilowatt and megawatt numbers designate nominal or rated capacity of the referenced power plant. As used in this Annual Report, "efficiency" or "electrical efficiency" means the ratio of the electrical energy (AC) generated in the conversion of a fuel to the total energy contained in the fuel; "overall energy efficiency" refers to efficiency based on the electrical output plus useful heat output of the power plant; "kilowatt" (kW) means 1,000 watts; "megawatt" (MW) means 1,000,000 watts; "megawatt hour" (MWh) is equal to 1 MW of power supplied to or taken from an electric circuit steadily for one hour; and "kilowatt hour" (kWh) is equal to 1 kW of power supplied to or taken from an electric circuit steadily for one hour.

RECENT DEVELOPMENTS

On December 8, 2000 we were notified that the People's Republic of China has approved the transfer to Evercel of our 50.5% ownership in the Xiamen Three Circles-ERC Battery Corp. Joint Venture, which was deconsolidated in February, 1999 pursuant to the spin-off of Evercel. As a result of this approval, the license agreement with Evercel is terminated.

On December 8, 2000 we reduced our investment to 24.5% in the Xiamen-ERC High Technology Joint Venture, Inc. by transferring a 42.17% ownership to Evercel pursuant to the receipt of a certificate of approval from the People's Republic of China.

On November 21, 2000, we received approval at a special shareholder meeting to increase the number of authorized shares of our common stock from 20,000,000 to 150,000,000.

On September 13, 2000, we paid an additional stock dividend of one additional share for every one share of our common stock held on September 6, 2000, the record date. All per share data and the number of shares of common stock in this Report have been adjusted retroactively to give effect to the stock dividend.

On June 29, 2000, we entered into a $4,000,000 loan agreement with the Connecticut Development Authority. The loan is secured by machinery and equipment purchased by us under the loan. The promissory note is payable monthly over six and one-half years, with interest computed annually based on the ten year U.S. Treasury note rate plus 2 1/2%. To date, we have not borrowed any monies pursuant to this agreement.

On June 7, 2000, our common stock began trading on the Nasdaq National Market under the ticker symbol FCEL. The stock formerly traded on the American Stock Exchange under the symbol FCL.

On April 19, 2000, we sold 2,600,000 shares of common stock through a follow-on offering, at $23.50 per share for gross proceeds of $61.1 million.

On November 16, 1999, we paid a stock dividend of one additional share of common stock for every two shares of our common stock held on November 1, 1999, the record date. All per share data and the number of shares of common stock in this Report have been adjusted retroactively to give effect to the stock dividend.

OUR DIRECT FUELCELL(R) TECHNOLOGY

We have been developing fuel cell technology since our founding in 1969 and carbonate fuel cells since the mid-1970s. Fuel cell systems represent an environmentally friendly alternative power generation source when compared to traditional combustion technologies, such as gas turbines or internal combustion engines that can potentially yield a lower cost of electricity, primarily because of lower fuel and maintenance costs. A fuel cell converts a hydrocarbon fuel, such as natural gas, into electricity without combustion of the fuel. The only by-products of the fuel cell are heat and water and limited emissions of carbon dioxide.

A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the "balance of plant" ("BOP"), which includes various fuel handling and processing equipment, including pipes and blowers, computer controls, inverters to convert the DC output of the fuel cell to AC and other related equipment.

Our carbonate fuel cell, known as the Direct FuelCell(R), operates at approximately 1200(degree)F, which is a higher temperature than most other fuel cells. This is an optimal temperature that avoids the use of precious metal electrodes required by lower temperature fuel cells, such as Polymer Electrolyte Membrane ("PEM") and phosphoric acid, and the more expensive metals and ceramic materials required by higher temperature fuel cells, such as solid oxide. As a result, less expensive electrocatalysts and readily available metals are used in our design and high quality by-product heat energy is available for cogeneration.

The following table shows our estimates of the electrical efficiency, operating temperature, proposed capacity range and certain other operating characteristics of single cycle PEM, phosphoric acid, carbonate (Direct FuelCell(R)) and solid oxide fuel cells operating on hydrocarbon fuels such as natural gas:


                                  ELECTRICAL    OPERATING     PROPOSED
FUEL CELL                         EFFICIENCY   TEMPERATURE    CAPACITY    BY-PRODUCT
  TYPE           ELECTROLYTE          %         (degree)F      RANGE       HEAT USE
-----------      -----------      ----------   -----------    --------    ----------

PEM                 Polymer          30-35       180          25 kW to       Warm
                   Membrane                                    250 kW        Water

Phosphoric
Acid              Phosphoric         35-40       400          50 kW to     Hot Water
                     Acid                                      200 kW

CARBONATE      POTASSIUM/LITHIUM     50-57       1200        250 KW TO       HIGH
(DIRECT           CARBONATE                                    3 MW        PRESSURE
FUELCELL(R))                                                                STEAM

Solid Oxide       Stabilized         45-50       1800         25 kW to       High
               Zirconium dioxide                               3 MW        Pressure
                   Ceramic                                                  Steam


Our Direct FuelCell(R) is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas, by reforming the fuel inside the fuel cell itself to produce hydrogen. We believe that this "one-step" reforming process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as PEM and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen. This external equipment increases capital cost and reduces electrical efficiency.

Our Direct FuelCell(R) has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, ethanol, biogas and coal gas. Our commercial Direct FuelCell(R) power plant products are expected to achieve an electrical efficiency of between 50% and 57%. Depending on location, application and load size, we expect that a cogeneration configuration will reach an overall energy efficiency of between 70% and 80%.

Conventional non-nuclear power plants burn a hydrocarbon, such as coal, oil or natural gas, to create heat. The heat boils water, converting it to steam, which rotates a turbine, which produces electricity. Some large power plants use a combined cycle approach where the gas is fired in the turbines and the exhaust heat produces steam, which generates additional power in steam turbines. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of sulfur and nitrogen oxides, carbon monoxide, soot and other air pollutants.

Because of the non-combustion, non-mechanical power generation process, fuel cells are more efficient than comparable conventional power plants. Emissions of sulfur and nitrogen oxides from fuel cells are nearly zero, and other pollutants are minimal or non-existent. With the only moving parts being the air blower, in contrast to large rotating turbines, fuel cells are quieter than these turbines. Also, since they are quieter than other power generation sources, fuel cells can be located near the customer and provide both electrical and thermal energy. In addition, fuel cells typically achieve high efficiency at extremely small sizes, allowing fuel cells to satisfy the needs of the distributed generation market, such as providing electrical power to a hospital or a retail store.

THE ELECTRIC POWER SUPPLY INDUSTRY AND DISTRIBUTED GENERATION

According to the DOE's report ENERGY INFORMATION ADMINISTRATION ENERGY OUTLOOK 2001, a projected 231,000 MW of new generating capacity will be needed by 2010 to meet the growing demand for electricity in the United States and to offset planned retirements of existing generating capacity. It is estimated that up to 37% of this new capacity will be fulfilled through distributed generation technologies. We believe that through 2020 approximately $300 to $500 billion of facilities and equipment for new generating capacity and for replacement of retired capacity will be required to meet the growing demand for electricity in the United States. Reliance upon the existing infrastructure has been and continues to be problematic due to capacity constraints, environmental concerns and other issues. In addition, utility deregulation is creating new challenges and opportunities in the electric power supply industry. This evolving competitive industry environment, coupled with the consumer demand for more reliable, accessible and competitively priced sources of electric power, is driving traditional energy providers to develop new strategies and seek new technologies for electricity generation, transmission and distribution.

One solution to meet the growing worldwide demand for electricity is distributed generation.

The Distributed Power Coalition of America defines distributed generation as "any small scale power generation technology that provides electric power at a site closer to customers than central station generation." Distributed generation should play a growing role in electricity generation in the United States and around the world due to five related global trends.

The first and most important trend is electricity deregulation, resulting in part from the Energy Policy Act of 1999, which called for open access for consumers. In deregulation, the traditional electric utilities will no longer be integrated providers of electricity to a captive geographic area. Most deregulation policies focus on separating the utility's three business lines (generation, transmission/distribution and marketing). Most legislation intends to create competitive markets in the generation and marketing of power while leaving the distribution function as a regulated operation, much the way natural gas was deregulated in the late 1980s and early 1990s. Thus, deregulation will allow new entrants into the electricity generation business, as customers will be free to choose power producers and marketers. In addition, "green power" initiatives and pollution credit legislation associated with deregulation favor clean fuel cell power plants.

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

A third related trend is the need for today's increasingly digital economy to have reliable power, often referred to as "high nines" reliability. Modern electrical components are intolerant of voltage surges, sags or spikes and power interruptions can cause computers and other sensitive equipment to be out of service for prolonged periods of time or cause the loss of data entirely. A 1999 study by the Electric Power Research Institute estimated that electric power problems annually cost U.S. industry more than $30 billion. In March 2000, the

DOE released a report of the findings and recommendations of its Power Outage Study Team, which included removing barriers to distributed generation and adopting energy efficient technologies. Distributed generation technology, and fuel cells in particular, may promise power that is more reliable and less susceptible to disturbances due to its proximity to the user and the nature of its electrochemical generation.

A fourth trend is capacity constraints. We believe that expansion of the existing electricity infrastructure may not reliably meet growth in the demand for electricity. Electric power demand is increasing as a function of global technology and population expansion and as a substitute for other energy sources. According to industry sources, capacity reserve margins, which represent the amount of excess generation capacity available during peak usage periods, have decreased in the United States from 33% in 1982 to 14% in the summer of 1999. According to the report titled "Electricity Technology Roadmap:
Powering Progress," electricity now accounts for about 40% of total energy used in the US and other countries with similar economic development. In addition, global electrification has the potential to reduce resource consumption growth by up to 50% by 2050. Increasing the existing and aging infrastructure to address the increasing demand for electricity will be capital intensive, time consuming and may be restricted by environmental concerns. Fuel cells could be a key element in resolving electric power shortages through distributed generation in areas such as California.

The final trend is an increasing worldwide awareness of environmental issues, especially air pollution. One step to reducing air pollution is cutting down on the amount of electricity generated by oil and coal-fired power plants. Most distributed generation technologies use natural gas, biogas or diesel fuel. Fuel cells are one of the cleanest methods for generating electric power. These five trends are converging rapidly in the United States.

In its 1999 report on SMALL SCALE POWER GENERATION, Business Communications Co., Inc. states that fuel cells have emerged as one of the most promising technologies for meeting the growing worldwide energy needs. They project that during the period between 1998 and 2003, distributed generation will grow at an average annual rate of 14.9% in the United States and 28.4% worldwide, and that the total annual market in 2003 for fuel cells can be expected to reach $1.1 billion in the United States. We expect this trend to grow beyond 2003 as fuel cells gain market acceptance and fuel cell product cost begins to challenge the product cost of traditional generating technologies. According to a report published in 1999 by Allied Business Intelligence, Inc., total global stationary fuel cell generating capacity is expected to grow to 13,669 MW in 2010.

We believe that the growth of the distributed generation market combined with the continuing deregulation of the utility industry, and the increasing demands for higher efficiency, higher quality, more reliable, more environmentally friendly and lower cost power generation capacity, provide market opportunities for our Direct FuelCell(R) products.

OUR PRODUCTS AND TARGET MARKETS

Our initial market entry commercial products will be rated at 250 kW, 1 MW and 2 MW in capacity. We have designed our mature commercial products in three configurations: 300 kW, 1.5 MW and 3 MW. Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 10 MW. We are also developing new products, based on our existing power plant design, for applications in the 10 to 50 MW range. All our designs use the basic single fuel cell stack incorporated in our 300 kW sub-megawatt class product as the building block for our 1.5 MW and 3 MW products. All three of our products will offer the capability for cogeneration where the heat by-product is suitable for high-pressure steam, district heating and air conditioning.

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

We expect that the initial capital cost of our Direct FuelCell(R) power plant products will be higher on a per kW basis than that of alternative power generation sources, such as gas turbines. We believe, however, that once our products have achieved full and sustained commercial production, as discussed below, the higher projected efficiency of our products (and the resulting lower total fuel costs) will make the cost of generating electricity using our Direct FuelCell(R) power plants competitive with the cost of generating electricity using other alternative power generation technologies.

We are targeting our initial commercialization efforts for the following stationary power applications:

     o customers with a requirement for premium power quality or 24 hour a day, 7 day a week reliability;

     o industrial and commercial customers who can make use of the high quality heat by-product for cogeneration;

     o customers with opportunity fuels such as wastewater treatment gas or other waste gases from industrial processes;

     o customers in regions where air pollution requirements are particularly strict;

     o those seeking to address electric grid distribution or transmission shortages or congestion;

     o utility and non-utility power producers who want to improve their knowledge of fuel cell technology; and

     o    customers who combine several of the above characteristics.

Our commercialization efforts after these initial applications will largely depend on how the distributed generation market develops as well as on our ability to lower the cost of our products. We believe our efforts will continue to focus on commercial and industrial end markets where self-generation is a viable option. We will focus on energy service providers, specialty distributors, utilities and original equipment manufacturers (OEMs) as potential buyers and distributors of our products.

In connection with the DOE's Vision 21 program, we are designing a 40 MW ultra-high electrical efficiency power system that will combine our Direct FuelCell(R) and a gas turbine that we expect will compete for applications between 10 and 50 MW in the distributed generation market. In addition, because of the ability to operate on a variety of hydrocarbon fuels, we are currently developing in conjunction with the U.S. Navy, a Direct FuelCell(R) power plant to provide power to ships using diesel fuel. An additional, related market would be the cruise ship industry, which we believe has substantial "hotel" power needs. We believe that all the power required by a cruise ship, except for propulsion, could be provided by a diesel-powered Direct FuelCell(R) power plant. A diesel-powered fuel cell could also be used by many island communities that have limited natural gas or similar resources and rely on the use of diesel fuel for the generation of electricity. Lastly, the U.S. Coast Guard Research and Development Center recently awarded us a contract to design and install a 3 kW fuel cell power system, using methanol for fuel, at the Cape Henry Lighthouse in Virginia. The field test of the system, planned for the second quarter of 2001, is expected to demonstrate fuel cell capabilities at remote sites.

We believe that the advantages of our Direct FuelCell(R) technology include the following:

     o HIGH EFFICIENCY. The high efficiency, internal fuel reforming system incorporated within our Direct FuelCell(R) leads to a simpler, more cost-effective power plant with superior operating characteristics that offer a variety of benefits to energy providers and end users. The elimination of external reforming contributes to higher operating efficiency, lower fuel use and, therefore, lower operating costs compared to competing fuel cell technologies.

     o OPTIMAL OPERATING TEMPERATURE. Our Direct FuelCell(R) operates at a temperature of approximately 1200(degree)F. This temperature generates high quality by-product heat that provides superior energy efficiencies and allows the use of multiple fuels. This operating temperature avoids combustion of the fuel, and as a result, reduces pollutants to a minimal level. It also allows the fuel cell to be built with less expensive and commonly available materials.

     o ATMOSPHERIC PRESSURE. Our Direct FuelCell(R) operates at atmospheric pressure. This enables it to be constructed at a lower cost than other fuel cell systems, such as PEM and solid oxide, that operate in a pressurized environment. This also allows our Direct FuelCell(R) to operate unattended, with lower maintenance intervals, and greatly enhances the fuel cell stack operating lifetime.

     o MULTIPLE FUEL CAPACITY. Because of the internal fuel reforming system and the high operating temperature, our Direct FuelCell(R) has the capability to operate using multiple fuel sources, including natural gas, oil, gasoline, diesel, propane, methanol, ethanol, biogas and coal gas. We think that this provides a distinct competitive advantage in that it enables our Direct FuelCell(R) to be used in a variety of applications where the supply or delivery of natural gas is limited.

     o SCALABILITY. Our power plant design is modular, allowing several units to be combined to provide incremental power capabilities. This allows our Direct FuelCell(R) to be utilized by a wide range of customers with different power needs.

OUR FUEL CELL DEVELOPMENT PROGRAM

SUCCESSFUL FIELD TRIALS AND DEMONSTRATION PROJECTS. We have extensive experience in testing our products in a variety of conditions and settings and on a range of fuels. Some significant demonstrations include the following:

     o SANTA CLARA DEMONSTRATION PROJECT. During 1996 and 1997, we operated our "proof-of-concept" megawatt scale fuel cell plant in Santa Clara, California. The Santa Clara plant achieved a peak power output of 1.93 MW, 7% above rated power, and an electrical efficiency of 44%, a record for a single cycle fossil fuel power plant of this kind. The Santa Clara plant also achieved record low emissions of sulfur and nitrogen oxides. The demonstration involved the largest carbonate fuel cell power plant in the world and the largest fuel cell of any type operated in the United States. The Santa Clara plant operated at various electrical outputs for almost one year and was connected to the utility grid for half of that time. Despite encountering equipment problems unrelated to the basic fuel cell technology resulting from a defect in applying insulator materials to certain connectors, the Santa Clara plant achieved most of the goals that were set for the project and established new milestones. After operation of the Santa Clara plant ended in March 1997, all of the fuel cell stacks were returned to us for comprehensive analysis. We used the results of this analysis, along with the results of ongoing research and development activities, to develop a commercial fuel cell design significantly more compact, reliable and cost-effective than the Santa Clara plant design. The fuel cell stack design used at the Danbury and Bielefeld, Germany sites were developed with cells that are approximately 50% larger in area, 40% lighter per unit area, and 30% thinner than the Santa Clara plant design. These improvements have doubled the power output from a fuel cell stack. Our current fuel cell power plant design will be capable of producing the same output as the Santa Clara plant with a footprint one-ninth as large. We believe that this reduction in size and increase in power per fuel cell stack will result in significant manufacturing cost savings.

     o DANBURY PROJECT. In February 1999, we began operating a 250 kW Direct FuelCell(R) grid-connected power plant at our headquarters in Danbury, CT. The plant operated on pipeline natural gas and ran for approximately 11,800 hours before being disconnected for evaluation as scheduled and to prepare the facility for a new sub-scale test of a fuel cell/turbine system under the DOE's Vision 21 program. In March 1999, the plant reached maximum power of 263 kW, which we believe to be the highest ever produced by a single carbonate fuel cell stack. Before being disconnected, this power plant delivered more than 1.8 million kWh to our Danbury facility and demonstrated a wear rate of .03% per 1,000 hours. The ruggedness of this product design was demonstrated in planned stress tests, such as rapid ramp-up thermal cycling tests, and simulated emergency fuel loss. These tests verified that the Direct FuelCell(R) could be maintained in the field despite operating stresses and fuel supply and power failures, without decreasing performance meeting our expectations and projections.

     o BIELEFELD, GERMANY PROJECT. In November 1999, MTU, a licensee of our technology, commissioned a 250 kW power plant at the University of Bielefeld in Bielefeld, Germany. The power plant is a skid-based, sub-megawatt power plant designed by MTU that incorporates our Direct FuelCell(R) as its fuel cell component. The Bielefeld plant has achieved a peak electrical efficiency of 45%. Employing cogeneration applications that use the heat by-product to produce process steam for the University and district heating, the plant has achieved an overall energy efficiency of 77%.

     o COMMERCIAL DESIGN ENDURANCE PROJECT. Between April 1998 and July 2000, we operated an 8 kW, multiple fuel, commercial stack design fuel cell at our Danbury, CT facility. This unit generated electricity for approximately 17,500 hours. This project, together with other test data, enables us to project expected commercial performance.

PLANNED FIELD TRIALS AND DEMONSTRATION PROJECTS. We expect to conduct various field trial projects, including the following:

     o OHIO COAL MINE METHANE PROJECT. In October 2000, the DOE's National Energy Technology Laboratory selected us to design, construct and operate a 250 kW Direct FuelCell(R) power plant, utilizing coal mine methane gas, at the Harrison Mining Corporation coal mine in Cadiz, Ohio. The $5.4 million cost for the three-year program will be shared equally with the DOE and is subject to the annual congressional appropriations process. We were selected for this project to demonstrate the ability of our Direct FuelCell(R) to generate electricity using coal mine methane emissions that otherwise escape into the atmosphere.

     o KING COUNTY, WASHINGTON. In January 2001, we signed a agreement with King County to deliver a 1 MW Direct FuelCell(R) power plant using municipal wastewater digester gas. We anticipate delivery of this Direct FuelCell(R) power plant in 2002. The two-year demonstration project will be cost-shared equally by King County, through a cooperative grant to the County from the Environmental Protection Agency, and us. The total value of the contract is $18.8 million.

     o    SOUTHERN COMPANY SERVICES, INC. - ALABAMA MUNICIPAL ELECTRIC AUTHORITY
          - MERCEDES-BENZ U.S. INTERNATIONAL, INC. In conjunction with Southern Company Services, Inc. (Southern), the Alabama Municipal Electric Authority (AMEA) and Mercedes-Benz U.S. International, Inc. (Mercedes-Benz), we have agreed to build and install a 250 kW fuel cell power plant at the Mercedes-Benz facility in Tuscaloosa, Alabama utilizing MTU's design. We began construction on October 6, 2000 and expect this field demonstration to be operational in the spring of 2001. Southern and AMEA have each agreed to contribute $1 million to this project and have options to negotiate exclusive arrangements with us for the sale, distribution and service of our Direct FuelCell(R) power plants in several southern states that must be exercised no later than December 31, 2001.

          This agreement will continue through December 31, 2001. Southern may terminate this agreement, at any time, upon 60 days written notice to us, and AMEA may terminate this agreement, at any time, upon 30 days written notice to us. Upon termination, Southern or AMEA, as the case may be, will pay us for any costs, noncancellable commitments incurred prior to termination and fair closeout costs to support our work under this agreement.

     o LOS ANGELES DEPARTMENT OF WATER AND POWER. LADWP has selected us to install a 250 kW fuel cell power plant at its headquarters in Los Angeles. The installation of this power plant will help LADWP gain knowledge and experience in the installation, maintenance and operation of fuel cell power plants. The agreement that we entered into in May 2000 provides for LADWP to contribute $2.4 million to this project. We expect to install the 250 kW power plant during the second quarter of 2001 and for it to be operational by the middle of 2001.

          Under the agreement, we are required to pay LADWP annual royalties of 2% of net sales revenues, beginning when sales of fuel cells reach 50 MW per year, and continuing until the earlier of termination of the agreement or the payment to LADWP of $5 million in royalties.

     o GLOBAL ENERGY CLEAN COAL PROJECT. In late 1999, the DOE transferred a long-standing clean coal project to a wholly owned subsidiary of Global Energy, Inc., a Cincinnati based independent power producer. This project is one of the largest power plant projects in the federal clean coal technology program, and is the first clean coal technology plant to employ a fuel cell. The objective of this project is to demonstrate an innovative coal gasification technology along with a megawatt class carbonate fuel cell power plant. The clean, low-cost fuel generated by this process will be used to fire gas turbines and to demonstrate the operation of a 2 MW fuel cell power plant. The 2 MW fuel cell power plant is part of a $432 million 400 MW project funded in part by the DOE. We are named in the project contract as the supplier of the fuel cell technology, and have entered into a sub-contract for the design, construction and operation of the 2 MW fuel cell power plant. We expect this fuel cell power plant to be operational in 2003. Under the $34 million program, up to $17 million in DOE funding will be available to us under this project, subject to the annual congressional appropriations process. We plan to obtain other financing for the remaining cost of the power plant.

In addition to our planned demonstrations, MTU expects to conduct field trials and demonstration projects of its sub-megawatt power plant, which utilizes our Direct FuelCell(R) as its fuel cell component. In 2001, MTU plans to demonstrate the following:

     o RHON CLINIC PROJECT. The State of Bavaria, the Rhonklinikum AG Bad Neustadt/S, a public company operating approximately 40 German hospitals, the local gas supplier, Ferngas Nordbayern GmbH, and MTU have agreed to build and operate a 250 kW power plant. The purpose of this field trial is to demonstrate the viability of a fuel cell power plant in a hospital environment. The power plant is expected to be commissioned and to start operation in 2001. The electrical power will be fed into the local clinic grid and the hot exhaust air will be used to produce process steam for clinic use.

PRINCIPAL GOVERNMENT RESEARCH AND DEVELOPMENT CONTRACTS

Since 1976, we have worked on the development of our Direct FuelCell(R) technology with various government agencies, including the DOE, the U.S. Navy, the U.S. Coast Guard, the Department of Defense, the Defense Advance Research Projects Agency and the National Aeronautics and Space Administration. Our revenues have been principally derived from U.S. government and industry research and development contracts. Government funding, principally from the DOE, provided approximately 87%, 87% and 99% of our revenue for the fiscal years ended 2000, 1999 and 1998, respectively. From the inception of our carbonate fuel cell development program in the mid-1970s to date, approximately $370 million has been invested via DOE and related utility programs to support the development, demonstration and field testing of our Direct FuelCell(R) technology. This includes funding we have received from the DOE of approximately $219 million. We have complemented the DOE's funding with additional support from a variety of other sources that have contributed approximately $150 million.

We have historically performed our services under government-funded contracts or agreements that usually require performance over a period of one to five years and often require cost share funding as a condition to receiving any amounts allocated under these agreements. However, congressional budget limits could prolong the contracts. Generally, our U.S. government research and development contracts are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual congressional appropriations and the results of government or agency sponsored audits of our cost reduction efforts and our cost projections. We can only receive funds under contracts ultimately made available to us annually by Congress as a result of the appropriations process.

We currently receive our government funding primarily from a cooperative agreement with the DOE. This agreement covers the design, scale up, construction and testing of carbonate fuel cells operating on natural gas. Major development emphasis under this agreement focuses on fuel cell and total power plant cost reduction and improved endurance.

In December 1994, we entered into a Cooperative Agreement with the DOE pursuant to which they agreed to provide funding to support the continued development and improvement of our commercial products. This agreement has recently been extended for three additional years, through 2003, and will provide $40 million of funding over this period, subject to annual approval by the U.S. Congress. The current aggregate dollar amount of the DOE contract is $213 million with the DOE providing $135 million in funding. As a condition to receiving any amounts allocated under this agreement, the balance of the funding must be provided by us, our partners or licensees, other private agencies and utilities, including any amounts spent by our customers and other third parties on development, field test and demonstration projects.

The U.S. government and the DOE have certain rights relating to our intellectual property as described under "Proprietary Rights." Lastly, under this cooperative agreement, we must pay the DOE 10% of all license and royalty income received from MTU, up to a total of $500,000.

Since 1989, the DOE has also granted us numerous Small Business Innovation Research awards and other awards to research and develop various aspects of carbonate fuel cell components and PEM fuel cells.

In May 2000, the DOE, under the Vision 21 Program, selected us for a $3.1 million project ($2.4 million of which will be funded by the DOE) to develop a high utilization fuel cell and key system components, and to perform a sub-scale test of a fuel cell/turbine system utilizing a 250 kW Direct FuelCell(R). We expect to commence this test at our headquarters in Danbury, CT in the spring of 2001 utilizing a Capstone microturbine. Under the Vision 21 Program, we are designing a 40 MW ultra-high efficiency, fuel cell/turbine power plant based on our existing Direct FuelCell(R) technology.

Currently we are working on Direct FuelCell(R) power plants for marine applications under programs with the U.S. Navy and the U.S. Coast Guard. These power plants are required to operate on liquid fuels such as diesel. We have already produced a fuel cell-compatible fuel from marine diesel using a compact fuel processing system. In 1999, a sub-scale fuel stack was tested on this fuel under conditions simulating marine requirements. Another sub-scale stack was successfully tested for shock and vibration tolerance. In May 2000, we were awarded $16.5 million by the U.S. Navy ($12.8 million of which will be funded by the U.S. Navy) to continue development work under Phase II of this project, leading to a 625 kW land based demonstration at the Philadelphia Navy Yard which is expected to be delivered in 2003.

STRATEGIC ALLIANCES AND LICENSE AGREEMENTS

In 2000, we entered into significant strategic alliances with an affiliate of Enron North America Corp. (Enron), PPL EnergyPlus LLC (PPL), a subsidiary of PPL Corporation, and Marubeni Corporation of Japan (Marubeni).

ENRON. In September 2000, we entered into a non-exclusive cooperative alliance agreement with Enron pursuant to which we agreed to provide Enron access to our customers and the development and placement of our products. Under this agreement, Enron has agreed to directly or indirectly purchase, over a two-year period, 55MW of power generation utilizing FuelCell products. In connection with this alliance agreement, an affiliate of Enron purchased 80,290 shares of our common stock for $5 million and we issued two-year warrants to purchase 1,300,000 shares of our common stock at exercise prices ranging from approximately $62 to $81 per share. The warrants will only be exercisable if Enron purchases at least 55MW of our products by September 29, 2002. For accounting purposes, we expect that the fair value of these warrants will be netted against the revenues attributable to the purchase of our products by Enron. We believe that Enron will use a portion of our products that it may purchase to satisfy various states' requirements for renewable or green energy sources. The alliance agreement requires Enron to either purchase at least 55MW of our products by September 2002, or pay us a penalty.

PPL. In September 2000, we entered into a distributor agreement with PPL pursuant to which PPL agreed to become the first distributor of our Direct FuelCell(R) products in North America. PPL has agreed to use its reasonable efforts to promote and sell our products, on a non-exclusive basis, throughout North America. PPL has agreed to order at least 1.25 MW of our field trial products by March 2001 at agreed-upon prices and to establish the next minimum order amount by the end of 2003. In connection with this distributor agreement, an affiliate of PPL purchased 212,608 shares of our common stock for $10 million. The agreement terminates on December 31, 2004, subject to three-year extensions. Prior to December 31, 2004, PPL may terminate the agreement upon 60 days' written notice to us and, after December 31, 2004, either party may terminate the agreement upon 60 days' written notice.

MARUBENI. Under an agreement with Marubeni that we entered into in February 2000, we agreed to supply Marubeni, and Marubeni agreed to site and test, based on customer commitment, our Direct FuelCell(R) power plants in Japan and other select Asian markets. Marubeni will provide field trial marketing, management and distribution services under this agreement. Pursuant to this agreement, Marubeni has ordered five sub-megawatt class Direct FuelCell(R) power plants. In connection with this agreement, Marubeni has an option, prior to October 1, 2001, to negotiate an exclusive arrangement with us for the sale, distribution and service of our Direct FuelCell(R) power plants in Japan and other select Asian markets. This agreement will continue through December 31, 2001. Marubeni may terminate this agreement, at any time, upon 30 days' written notice to us. Upon termination, Marubeni will pay us for any costs and noncancellable commitments incurred prior to termination to support our work under this agreement.

Our other significant relationships include the following:

BATH IRON WORKS. In August 1999, we entered into an agreement with the Advanced Technology Division of Bath Iron Works, a General Dynamics company, to develop an advanced Direct FuelCell(R) plant for defense marine applications. We expect this agreement to lead to the development of the first new power generation technology for surface ships since nuclear power was adopted for aircraft carriers, addressing the market for advanced marine power systems. This agreement continues through 2004, and may be terminated by either Bath Iron Works or us, upon 30 days' written notice.

FLUOR DANIEL, INC. We have a long-standing relationship with Fluor Daniel, Inc., a subsidiary of Fluor Corporation (Fluor Daniel), one of the largest engineering, procurement, construction and technical services companies in the world. Fluor Daniel's Oil, Gas & Power unit has been working with us providing architectural, design, engineering and construction management services in developing, based on our specifications, the balance of plant systems required to support our fuel cells in natural gas and coal fueled power plants. Fluor Daniel is a resource that we expect will continue to provide us with the technical and management expertise and experience required for designing and optimizing our fuel cell power plants.

In addition to our strategic relationships, we have entered into several licensing agreements, including the following:

MTU. In 1989, we entered into a license agreement with DASA, a German aerospace and aircraft equipment manufacturer and a subsidiary of Daimler Benz Corporation, one of the largest industrial companies in Europe. In 1993, that agreement was transferred to a subsidiary of DASA, MTU, now a DaimlerChrysler subsidiary.

In December 1999, the 1989 license agreement was replaced by a revised MTU license agreement, in which we granted MTU an exclusive license to use our Direct FuelCell(R) patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of us and others, in each case for a royalty. Under this agreement, MTU has granted us an exclusive, royalty-free license to use any improvements to our Direct FuelCell(R) made by MTU anywhere in the world except Europe and the Middle East. In addition, MTU has agreed to negotiate a license grant of any separate fuel cell know-how it develops once it is ready for commercialization. Under this agreement, we have also agreed to sell our Direct FuelCell(R) components and stacks to MTU at cost, plus a modest fee. The new MTU agreement continues through December 2004 and may be extended for additional 5-year terms, at the option of MTU, by written notice at least 180 days prior to expiration. Upon termination, MTU will retain a non-exclusive license to use our Direct FuelCell(R) patent rights and know-how for a royalty.

In 1992, MTU formed a European consortium (ARGE) with RWE Energie, the largest electric utility in Germany, Ruhrgas, the largest natural gas supplier in Germany and Elkraft, a large Danish utility. The activities of this group complement our efforts to design and manufacture natural gas and coal gas fueled carbonate fuel cell systems based on our designs.

During 1998, MTU designed and built a 250 kW cogeneration fuel cell unit which incorporates our fuel cell assemblies and uses an innovative integration of a portion of the balance of plant into the fuel cell stack module itself, with the expectation of reducing costs to the power plant as a whole. The design is compact and especially suitable for cogeneration applications.

In July 1998, we entered into a cross-licensing and cross-selling agreement with MTU pursuant to which we have granted MTU a non-exclusive license to use our balance of plant know-how (excluding fuel cell technology included in the 1999 license agreement) in Europe, the Middle East, South America and Africa, and MTU has granted us a worldwide, non-exclusive license to use MTU's balance of plant know-how (excluding fuel cell technology included in the 1999 license agreement), in all territories except Europe and the Middle East. Each party is required to pay to the other a royalty for each kW of rating which uses the licensed balance of plant know-how of the other. MTU is not required to pay us royalties under this agreement if MTU is obligated to pay us royalties under the 1999 license agreement. This agreement continues through 2003 and may be extended by written notice at least 180 days prior to expiration.

SANTA CLARA. In 1993, we obtained an exclusive license, including rights to sublicense, to use the balance of plant technology we developed under the Santa Clara plant contract. The license specifically excludes fuel cell and fuel cell stack technology. The license becomes non-exclusive after 2005 or earlier, at the option of Santa Clara, if we do not meet certain commercialization milestones. Under this license, royalties are $15 per kilowatt (subject to consumer price index and other upward adjustments) on North American sales of commercial fuel cell power plant stacks of capacities of 100 kW or more which use the licensed balance of plant technology.

In addition to the above royalties, the license to use the Santa Clara balance of plant technology in connection with fuel cell plants sold or licensed outside North America, is subject to the quarterly payment by us of license fees equal to the lesser of (a) 2% of the proportional gross revenues from the sale of that portion of each fuel cell plant that uses the Santa Clara balance of plant technology or (b) 1% of the total gross revenue from the sale of each fuel cell plant that uses the Santa Clara balance of plant technology. We must also pay Santa Clara 25% of any fees we receive for sublicensing the Santa Clara balance of plant technology.

ELECTRIC POWER RESEARCH INSTITUTE. In 1988, we entered into a license agreement with the Electric Power Research Institute (EPRI), granting us an unreserved, non-exclusive, worldwide license to use carbonate fuel cell proprietary data we developed under certain contracts with EPRI. We have agreed to pay EPRI a one-time fee of approximately $50,000 within six months of our first commercial sale of a carbonate fuel cell stack greater than one megawatt in size using the carbonate fuel cell proprietary data we developed under the EPRI contracts and a royalty of 0.5% to 1% of net commercial sales of carbonate fuel cell stacks which use this proprietary data. Our obligation to make royalty payments continues until the later of the expiration of all patents licensed to us by EPRI, or fifteen years from our first commercial sale of a carbonate fuel cell stack which uses EPRI's proprietary data.

OUR STRATEGY

Our business objective is to be the leading provider of carbonate fuel cell products for stationary power generation. We plan on being the first to provide high quality, low-cost sub-megawatt and megawatt class fuel cell power plants to the distributed generation market. We plan to manufacture our proprietary fuel cell stack components and to purchase balance of plant equipment from suppliers as modularized packages that will be delivered to the power plant site for assembly with our fuel cell stack components. We plan on continuing to be an industry leader in carbonate fuel cell technology focused on expanding our proprietary technology and developing future applications, products and markets for that technology, including diesel fueled marine-based applications. To accomplish our objective, we plan to:

FOCUS ON OUR SUPERIOR TECHNOLOGY FOR STATIONARY MARKETS. We believe that our Direct FuelCell(R) is the fuel cell technology most suited to stationary power generation based on its highly efficient operating characteristics and the ability to use multiple hydrocarbon fuels such as natural gas, oil, gasoline, diesel, propane, methanol, ethanol, biogas and coal gas. We plan to continue to focus on the distributed generation market where we believe that our technology and our power plant product design afford us a significant competitive advantage. We also plan to develop new products, based on our existing power plant design, for applications in the 10 to 50 MW range, and for marine and stationary applications utilizing diesel fuel.

DEMONSTRATE OUR SUPERIOR TECHNOLOGY. We plan to conduct additional demonstrations of our Direct FuelCell(R) in various applications and utilizing a range of fuels. We are planning demonstrations in 2001 in the United States at the Mercedes-Benz facility in Tuscaloosa, Alabama, utilizing MTU's design, and at LADWP's headquarters in Los Angeles. MTU has scheduled a demonstration at the Rhon Clinic, a hospital in Bavaria, Germany, in 2001, both utilizing our Direct FuelCell(R) components. In connection with our strategic alliance with Marubeni, additional demonstrations are planned in 2001 for Japan and Asia. In addition, we plan to perform a sub-scale test of a fuel cell/turbine system utilizing a 250kW Direct FuelCell(R) in 2001 at our Danbury, CT facility. As these demonstration projects progress, we believe that we will begin to take commercial orders for our sub-megawatt class commercial products in late 2001.

DEVELOP DISTRIBUTION ALLIANCES AND CUSTOMER RELATIONSHIPS. We anticipate multiple third-party distribution channels to service our customers. In the United States, we initially expect our products to be sold to power generation product suppliers, value-added distributors and energy service providers. In September 2000, we selected PPL as the first North American distributor of our Direct FuelCell(R) products. In Europe, we plan to manufacture and deliver fuel cell components to our licensee MTU, who will package the fuel cell power plants for distribution. In Asia, we initially expect to sell power plants through distributors, and then, as volume increases, through the delivery of fuel cell components to OEMs. We plan to leverage our existing relationships and the success of our field trials and demonstration projects into long-term distributor and OEM relationships while continuing to pursue additional distribution partners.

ACHIEVE PROFITABILITY BY REDUCING COSTS. As a result of the simple design of our Direct FuelCell(R), we plan to focus our fuel cell component cost reduction efforts on improving manufacturing processes, reducing purchased material cost through economies of scale and improving the performance of our fuel cells. Our strategy for reducing the balance of plant cost is to develop strategic alliances with equipment suppliers who will recognize the potential mutual benefit of joint cost reduction programs.

EXPAND MANUFACTURING CAPACITY. Our current manufacturing facility is capable of producing 5 MW of fuel cells per year. We are expanding our current production capacity at our new facility in Torrington, CT to 50 MW per year in late 2001. We expect to increase our manufacturing capacity in stages to 400 MW in 2004.

BENEFIT FROM STRATEGIC RELATIONSHIPS AND ALLIANCES. We plan to continue to develop and benefit from strategic alliances with leading developers, suppliers, manufacturers and distributors of electrical power and electric power systems and components. We plan to leverage our relationships with Enron, PPL and others to ensure maximum exposure and distribution of our Direct FuelCell(R) products. We further expect these alliances will develop into mutually beneficial relationships where the ability of each party to lower costs of their respective components of the Direct FuelCell(R) power plant will make competitive pricing more achievable. As demonstrated by our recent agreements with Enron and PPL, our objective is to establish long-term relationships while also requiring some form of immediate commitment, whether in the form of an equity investment, a down payment on purchase orders or otherwise.

CREATE BRAND AWARENESS. We are working to develop in our target markets the association of our Direct FuelCell(R) name with the highest quality stationary fuel cell products. We are also working to have the design of our Direct FuelCell(R) accepted as the industry standard for stationary fuel cell systems.

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

DEVELOP PRODUCTS FOR THE 10 TO 50 MW DISTRIBUTED GENERATION MARKETS. We plan to continue our research and development, leveraging our existing technology to develop additional commercial applications for the 10 to 50 MW distributed generation market. For example, in connection with the DOE's Vision 21 program, we plan to design a 40 MW ultra-high electrical efficiency system that will combine our Direct FuelCell(R) and a gas turbine. We estimate that this system could reach an electrical efficiency of approximately 75%.

DEVELOP DIRECT FUELED APPLICATIONS FOR ADDITIONAL MARKETS. We plan to continue our research and development related to diesel fueled applications for our technology. In conjunction with the U.S. Navy and the U.S. Coast Guard, we are developing a fuel processing system to convert diesel fuel into a fuel compatible with our existing fuel cell technology. This product would have significant opportunities for "hotel" power on military and civilian ships as well as for stationary applications on islands that are dependent on diesel as their primary fuel source.

DEVELOP NEXT GENERATION PRODUCTS. We are currently developing and plan to continue developing next generation fuel cell power plant technologies that have the potential to significantly reduce the cost per kWh by increasing the power output and cell life of our power plant products.

COST REDUCTION PROGRESS

We regularly review and revise our cost reduction plans. The DOE has on several occasions assigned an independent outside auditor to examine our present and projected cost figures to determine if the DOE's continued support of us through development contracts will achieve its intent of creating commercially viable fuel cell power generation technology in the world. In 1999, at the request of the DOE, we presented our cost projections to a panel of independent consultants. Our presentation indicated that our commercial design fuel cell would be capable of being manufactured, delivered and installed by 2005 at a cost per kW of approximately $1,200 (assuming full and sustained commercial production of at least 400 MW of fuel cells per year). Although subject to a number of assumptions and uncertainties, some of which are beyond our control, including the price of fuel, we believe that, by 2005, such a cost per kW for MW plants would result in a cost of generating electricity of between 5 and 7 cents per kWh.

If this cost reduction is achieved, from a cost per kWh standpoint, our Direct FuelCell(R) will be an economically attractive source of energy in many places in the United States. According to the DOE, electricity prices currently vary substantially depending on the region of the country. Prices in the highest cost region (New York, with an average price of over 10 cents per kWh in 1998) are almost 2.5 times as expensive as in the lowest cost region (the northwest United States). The DOE predicts that, even in a competitive environment, electricity prices in New York will be 8.88 cents per kWh in 2005 and 8.84 cents per kWh in 2012. We believe that our Direct FuelCell(R) will be a viable alternative as transmission and distribution costs, as well as losses in efficiency due to transmission and distribution, will be substantially lessened or eliminated with our products. Based on recent experiences in California, notwithstanding deregulation, average power prices have actually increased.

We believe that the sale of commercial products before achievement of our cost reduction goals is possible to a market of "early adopters." Energy users that are unable to or choose not to site traditional combustion based generation or users that need more reliable electricity sources than that provided by the grid or diesel back-up generators may be willing to pay higher prices per kW to obtain the power that they need. We believe that these "early adopters" will likely be municipalities in heavy smog areas as well as hospitals and data centers. We believe that these customers will enable us to increase volume and subsequently execute our cost reduction, which we believe will eventually provide a lower cost product and therefore greater market potential to more traditional commercial and industrial customers.

We plan to achieve our cost goals through a combination of factors, including manufacturing process improvements, economies of scale, completion or elimination of first time or one of a kind costs, and through technology maturation that increases power output without additional product cost. These factors are described below:

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

         FIRST TIME COSTS: The elimination of first time development and engineering costs is a large and straightforward element of our cost reduction plan. At commercial volumes, power plant installations are expected to be virtually identical. Furthermore, indirect costs associated with developing the initial field trail projects will not exist.

         IMPROVED PERFORMANCE: Power plant performance is a critical factor. Power output has a direct impact on capital cost as measured in cost per kW, and efficiency, decay rate and availability all affect the cost of electricity which is the best measure of the value of our products. Our research and development activities have made and are expected to continue to make substantial progress in these areas. For example, if we are successful in our ongoing research and development efforts, we might expect that stack life could increase from five years for the first stack replacement in a 30 year plant, to between seven and eight years for the last stack replacement, with additional gains in power and efficiency.

COMPETITION

We are competing primarily on the basis of fuel efficiency, environmental considerations and cost. We believe that the carbonate fuel cell enjoys competitive advantages over other fuel cells. These benefits include higher fuel efficiency which leads to lower fuel cost, significantly lower emissions, scalability and potentially lower operating, maintenance and generation costs because of less complex BOP. We believe that we are more advanced in the development of carbonate fuel cells than other manufacturers.

Several companies in the United States are involved in fuel cell development, although we believe that we are the only domestic company engaged in the development and production of carbonate fuel cells. Emerging technologies in our target distributed generation market include small gas turbines, PEM fuel cells, phosphoric acid fuel cells and solid oxide fuel cells. Major competitors using or developing these technologies include Capstone Turbine Corporation, Elliot Energy Systems and Honeywell International Inc. in the case of gas turbines, Ballard Power Systems, Inc., H. Power Corp., International Fuel Cells and Energy Partners L.C. in the case of PEM fuel cells, ONSI Corporation in the case of phosphoric acid fuel cells, and Siemens Westinghouse Electric Company and Mitsubishi Heavy Industries, Ltd. in the case of solid oxide fuel cells. Each of these competitors has the potential to capture market share in our target market. Plug Power Inc. also has announced plans to test models of its 5-10 kW PEM fuel cells for residential applications. We believe that PEM fuel cells are less efficient than our Direct FuelCell(R) and, therefore, have higher fuel costs and are more complex and have higher BOP costs. In any event, we believe that existing PEM developers are focused primarily on transportation, premium power and small residential applications.

In Asia, at least three manufacturers have demonstrated varying levels of interest in developing and marketing carbonate fuel cells. Some have larger marketing and sales departments than we do and have a history of producing and selling electric generation equipment. One of these manufacturers has demonstrated extended operation of a 200 kW carbonate fuel cell. Two of these manufacturers have jointly demonstrated extended operation of a 100 kW carbonate fuel cell and recently tested a 1 MW plant. One of these companies is expected to concentrate on 700-800 kW sized modules for distributed generation. We believe that most of these companies use the more complex and less efficient approach of using external fuel processing equipment to produce hydrogen fuel.

In Europe a company in Germany, and a Spain/Italy consortia, are actively engaged in carbonate fuel cell development and are potential competitors. Our licensee, MTU, and its partners have conducted the most significant activity in Europe.

We must also compete with companies manufacturing more established combustion equipment, including various engines and turbines, which are currently in use and have established operating and cost features. Significant competition comes from the gas turbine industry that has recently made progress in improving fuel efficiency and reducing pollution in large size combined cycle natural gas fueled generators. Efforts are underway to extend these advantages to small size machines. We believe these smaller gas turbines will not be able to match our fuel cell efficiency or environmental characteristics.

MANUFACTURING

We currently manufacture fuel cells at our 63,000 square foot facility in Torrington, CT. At present, the capacity of this plant is approximately 5 MW per year on a single shift basis. We are currently in the process of replacing our facility with a new 65,000 square foot facility under construction in Torrington, CT. The move to our new facility will occur in early 2001, and will require an estimated one-month slowdown of our manufacturing efforts. We are in the process of expanding the production capacity at this new facility to 50 MW per year in late 2001. We estimate that the cost of this expansion in 2001 will be approximately $15.7 million.

We believe that virtually all of the raw materials used in our products are readily available from a variety of vendors in the United States and Canada. However, certain manufacturing processes that are necessary to transform the raw materials into component parts for fuel cells are presently available only through a small number of foreign manufacturers. We believe that these manufactured products eventually will be obtainable from United States suppliers as demand for these items increases. To achieve our cost reduction goals, we plan to develop strategic alliances with equipment suppliers to supply the balance of plant for our Direct FuelCell(R) products, which we expect to be delivered to power plant sites as a modularized package for assembly with our fuel cell stack components.

RESEARCH AND DEVELOPMENT

A significant portion of our research and development has been funded by government contracts, and is classified as research and development expense in our consolidated financial statements. For the fiscal years ended 2000, 1999 and 1998, total research and development expense, including amounts received from the DOE, other government agencies and our customers, and amounts that have been self-funded, was $13.1 million, $13.2 million and $16.8 million, respectively.

PROPRIETARY RIGHTS

We rely primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures (including, in some instances, the encryption of certain technical information) and confidentiality agreements and investors' rights agreements with our strategic partners and employees to protect our proprietary rights. We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our technologies. We have 43 U.S. and 98 international patents (in certain cases covering the same technology in multiple jurisdictions) covering our fuel cell technology. Of the 43 U.S. patents, 34 relate to our Direct FuelCell(R) technology. We also have submitted 9 U.S. and 27 international patent applications. The patents that we have obtained will expire between 2001 and 2018, and the average remaining life of our patents is approximately 9 years. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. Certain of our intellectual property has been licensed to us on a non-exclusive basis from third parties who may also license such intellectual property to others, including our competitors.

Many of our United States patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Our patents that were the result of government-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. Our patents that were the result of government-funded research after January 1988 automatically belong to us because of our "small business" status. We expect to continue to qualify as a "small business" for the remainder of the three-year extension of the DOE cooperative agreement.

However, all of our United States patents that have resulted from government-funded research are subject to the risk of exercise of "march-in" rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. In addition, these "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. We believe, however, that the likelihood of the United States government exercising these rights is remote and would only occur if we ceased our commercialization efforts.

GOVERNMENT REGULATION

We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. We believe that emissions of sulfur dioxide and nitrogen oxide from our fuel cell power plants will be much lower than conventional combustion-based generating stations, and well within existing and proposed regulatory limits. The primary emissions from our megawatt class power plants, assuming no cogeneration application, will be humid flue gas (that will be discharged at a temperature of approximately 700-800(degree)F), water (that will be discharged at a temperature of approximately 10-20(degree)F above ambient air temperatures) and carbon dioxide. In light of the high temperature of the gas emissions, we will likely be required by regulatory authorities to site or configure our power plants in a way that will allow the gas to be vented at acceptable and safe distances. We believe that this regulation of the gas emissions will be similar to the regulation of other power plants with similar heat and discharge temperatures. The discharge of water from our power plants will likely require permits whose terms will depend on whether the water is permitted to be discharged into a storm drain or into the local wastewater system. Lastly, as with any use of hydrocarbon fuel, the discharge of particulates will have to meet emissions standards. While individual plants will have very low carbon monoxide emissions, there could be additional permitting requirements in smog non-attainment areas with respect to carbon monoxide if a number of our units are aggregated together.

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

EMPLOYEES

As of October 31, 2000, we had 152 full-time employees, of which approximately 73 were engineers, scientists and other degreed professionals and 79 were professional, technical, administrative and manufacturing support personnel. We consider relations with our employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

      NAME                 AGE             POSITION WITH THE COMPANY
      ----                 ---             -------------------------

Jerry D. Leitman           58       President , Chief Executive Officer and
                                    Director

Dr. Hansraj C. Maru        56       Executive Executive Vice President, Chief
                                    Technical Officer and Director

Christopher R. Bentley     58       Executive Executive Vice President, Chief
                                    Operating Officer and Director

Joseph G. Mahler           48       Vice President, Chief Financial Officer,
                                    Treasurer & Corporate Secretary

Herbert T. Nock            51       Senior Vice President of Marketing and Sales


JERRY D. LEITMAN. Mr. Leitman has been President, Chief Executive Officer and a director since August 1997. Mr. Leitman was previously President of ABB Asea Brown Boveri's global air pollution control businesses from 1992 to 1995. Prior to joining ABB, Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational company, responsible for FLAKT's worldwide industrial businesses from 1989 to 1992. Mr. Leitman is also a director and a member of the Compensation Committee of Esterline Technologies Inc. Mr. Leitman obtained both a BS and MS in Mechanical Engineering from the Georgia Institute of Technology in 1965 and 1967, respectively. Mr. Leitman also serves as Chairman of the Board of Evercel.

DR. HANSRAJ C. MARU. Dr. Maru has been Executive Vice President and a director since December 1992 and was appointed Chief Technology Officer in August 2000. Dr. Maru was Chief Operating Officer from December 1992 to December 1997. Prior to that he was Senior Vice President--Research and Development. Prior to joining us in 1977, Dr. Maru was involved in fuel cell development at the Institute of Gas Technology. Dr. Maru received a Ph.D. in Chemical Engineering from the Illinois Institute of Technology in 1975.

CHRISTOPHER R. BENTLEY. Mr. Bentley has been a director since June 1993, Executive Vice President since September 1990 and Chief Operating Officer since August 2000. Mr. Bentley was President of Fuel Cell Manufacturing Corporation, our former subsidiary, from September 1990 to December 1997. From 1985 through 1989, he was Director of Manufacturing (1985), Vice President and General Manager (1985-1988) and President (1988-1989) of the Turbine Airfoils Division of Chromalloy Gas Turbine Corporation, a major manufacturer of gas turbine hardware. Mr. Bentley received a BSME from Tufts University in 1966.

JOSEPH G. MAHLER. Mr. Mahler joined us in October 1998 as Vice President, Chief Financial Officer, Corporate Secretary and Treasurer. From 1993 to 1998, Mr. Mahler was Vice President--Chief Financial Officer at Earthgro, Inc. and prior to that, he was a partner at Ernst & Young. Mr. Mahler received a BS in Accounting from Boston College in 1974.

HERBERT T. NOCK. Mr. Nock joined us in August 2000 as Senior Vice President of Marketing and Sales. Mr. Nock previously worked for General Electric's Power Systems business for 29 years, most recently as Product General Manager for small gas turbine products. Mr. Nock received his BS in Mechanical Engineering from Worcester Polytechnic Institute in 1971 and his MBA from Boston College in 1977.

                                  RISK FACTORS
                                  ------------

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AS WELL AS THE OTHER INFORMATION INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10K. IF ANY OF THESE RISKS OCCUR, OUR BUSINESS, PROSPECTS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED.

WE HAVE RECENTLY INCURRED LOSSES AND ANTICIPATE CONTINUED LOSSES AND NEGATIVE CASH FLOW

We are currently transitioning from a research and development company that has been primarily dependent on government contracts to a company focusing on commercial products. As such, we have not achieved profitability since our fiscal year ended October 31, 1997 and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs. We incurred a net loss of $4,459,000 for the fiscal year ended October 31, 2000. Even if we achieve our objective of bringing our first commercial product to market in late 2001, we anticipate that we will continue to incur losses and generate negative cash flow until we can cost-effectively produce and sell our Direct FuelCell(R) products, which we do not expect to occur for several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. We may never become profitable. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability.

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

We expect the production costs of our initial commercial products to be higher than their sales prices. We recognize that successfully implementing our strategy and obtaining a significant share of the distributed generation market will require that we offer our Direct FuelCell(R) products at competitive prices, which can only be accomplished when production costs are cut substantially from current levels. If we are unable to produce Direct FuelCell(R) products at competitive prices relative to alternative technologies and products, our target market customers will be unlikely to buy our Direct FuelCell(R) products.

Our Direct FuelCell(R) products produce electricity from a variety of hydrocarbon fuels, such as natural gas and methanol. If these fuels are not readily available or if their prices are such that electricity produced by our products costs more than electricity provided through other generation sources, our products would be less economically attractive to potential energy users. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal. Significant decreases in the price of these inputs could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our Direct FuelCell(R) products.

COMMERCIALIZATION OF OUR PRODUCTS IS DEPENDENT ON CONDUCTING
SUCCESSFUL FIELD TRIALS

One key aspect of our strategy is to leverage the success of our field trials and demonstration projects into long-term distributor-type relationships that will result in these distributors marketing our Direct FuelCell(R) products directly to energy customers. For example, MTU is currently field testing a 250 kW power plant in Bielefeld, Germany that incorporates our Direct FuelCell(R) as its fuel cell component. We believe that our fuel cell commercialization program is dependent upon us conducting one or more additional commercial field trials of our power plants and completing substantial additional research and development. We have planned several field trials and demonstration projects in 2001 for our sub-megawatt and megawatt class stationary fuel cell power plants. We have not yet, however, conducted any field trials of our proposed commercial design megawatt class products.

Field trials and demonstration projects may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays are beyond our control. A failure by us to conduct field trials and demonstration projects of our megawatt class products or a failure to site the scheduled sub-megawatt power plants and complete these commercial field trials and research and development as currently planned could delay the timetable by which we believe we can begin to commercially sell our Direct FuelCell(R) products. The failure of planned commercial field trials to perform as well as we anticipate could also have a material adverse effect on our commercialization plans, including the ability to enter into long-term distributor-type relationships for our Direct FuelCell(R) products. Any delay, performance failure or perceived problem with our field trials could hurt our reputation in the distributed generation market and, therefore, could have a material adverse effect on our business, prospects, results of operations and financial condition.

WE CURRENTLY FACE AND WILL CONTINUE TO FACE SIGNIFICANT COMPETITION

Our Direct FuelCell(R) products currently face and will continue to face significant competition. Technological advances in alternative energy products or improvements in the electric grid or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than us, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our products and technologies.

As our Direct FuelCell(R) products have the potential to replace existing power sources, competition with our products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of fuel cells. The distributed generation market, our target market, is currently serviced by several manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted technologies such as internal combustion engines and turbines as well as coal, oil and nuclear powered generators.

We believe that we are the only domestic company exclusively engaged in the development and production of carbonate fuel cells. In Asia, at least three manufacturers have demonstrated varying levels of interest in developing and marketing carbonate fuel cells. One of these manufacturers has demonstrated extended operation of a 200 kW carbonate fuel cell. Two of these manufacturers have jointly demonstrated extended operation of a 100 kW carbonate fuel cell and recently tested a 1 MW plant. In Europe, there are several companies engaged in carbonate fuel cell development that are potential competitors. Our licensee, MTU, and its partners have conducted the most significant activity in Europe.

Other types of fuel cell and alternative energy technologies are being actively pursued by a number of companies. The selection choice of alternative energy technologies has not yet been identified by customers. Emerging technologies in our target distributed generation market include small gas turbines, PEM fuel cells, phosphoric acid fuel cells and solid oxide fuel cells. Major competitors using or developing these technologies include Capstone Turbine Corporation, Elliot Energy Systems and Honeywell International Inc. in the case of small gas turbines, Ballard Power Systems, Inc., H Power Corp., International Fuel Cells and Energy Partners L.C. in the case of PEM fuel cells, ONSI Corporation in the case of phosphoric acid fuel cells, and Siemens Westinghouse Electric Company and Mitsubishi Heavy Industries, Ltd. in the case of solid oxide fuel cells. Each of these competitors has the potential to capture market share in our target market, which could have a material adverse effect on our position in the industry.

WE MAY NOT MEET OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION MILESTONES

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable Direct FuelCell(R) products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. To gauge our progress, we operate, test and evaluate our Direct FuelCell(R) products under actual conditions. If our systems exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our initial commercial Direct FuelCell(R) products may decline to purchase them or choose to purchase alternative technologies. We expect to enter the commercial market with our sub-megawatt class product in late 2001 and with our megawatt class products in 2002. We cannot be sure that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet publicly announced milestones might have a material adverse effect on our operations and our stock price.

WE HAVE NO EXPERIENCE MANUFACTURING OUR DIRECT FUELCELL(R) PRODUCTS ON A COMMERCIAL BASIS

To date, we have focused primarily on research and development, and demonstrations, and we have no experience manufacturing our Direct FuelCell(R) products on a commercial basis. We are currently expanding our production capacity from our current capacity of 5 MW per year to 50 MW per year in late 2001. We expect that we will increase our manufacturing capacity in stages to 400 MW in 2004. We cannot be sure that we will be able to achieve our planned increases in production capacity. Also, as we scale up our production capacity, we cannot be sure that unplanned failures or other technical problems relating to the manufacturing process will not occur.

If our business grows more quickly than we anticipate, our existing and planned manufacturing facilities will quickly become inadequate and we may need to seek out new or additional space, at considerable cost to us. If our business does not grow as quickly as we expect, our existing and planned manufacturing facilities would in part represent excess capacity for which we may not recover the cost; in that circumstance, our revenues may be inadequate to support our committed costs and our planned growth, and our gross margins and business strategy would suffer.

Even if we are successful in achieving our planned increases in production capacity, we cannot be sure that we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers. Given our dependence on government research and development contracts and the necessity of providing government entities with substantial amounts of information, our sales process has historically been long and time-consuming. We will need to shorten the time from initial contact to final product delivery if we hope to expand production, reach a wider customer base and forecast revenues with any degree of certainty. Additionally, we cannot be sure that we will be able to develop efficient, low-cost manufacturing capabilities and processes (including automation) that will enable us to meet our cost goals and profitability projections. Our failure to shorten the sales cycle for our Direct FuelCell(R) products or to develop these advanced manufacturing capabilities and processes, or meet our cost goals, could have a material adverse effect on our business, prospects, results of operations and financial condition.

OUR COMMERCIALIZATION PLANS ARE DEPENDENT ON MARKET ACCEPTANCE OF OUR DIRECT FUELCELL(R) PRODUCTS

Our commercialization plans, which include bringing our sub-megawatt class product to market in late 2001, are dependent upon market acceptance of, as well as enhancements to, our Direct FuelCell(R) products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is new and evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell(R) products may be affected by many factors that are out of our control, including:

     o    the cost competitiveness of our Direct FuelCell(R) products;

     o the future costs of natural gas and other fuels used by our Direct FuelCell(R) products;

     o    consumer reluctance to try a new product;

     o    consumer perceptions of the safety of our Direct FuelCell(R) products;

     o the pace of utility deregulation nationwide, which could affect the market for distributed generation;

     o    local permitting and environmental requirements; and

     o    the emergence of newer, more competitive technologies and products.

If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our Direct FuelCell(R) products and may never achieve profitability.

As we begin to commercialize our Direct FuelCell(R) products, as a way of encouraging market acceptance, we will need to develop warranties and other terms and conditions relating to our products that will be acceptable to the marketplace, develop a service organization or third party service relationship that will aid in servicing our products and obtain self-regulatory certifications, if available, with respect to our products. Failure to achieve any of these objectives may also slow the development of a sufficient market for our products and, therefore, have a material adverse effect on our results of operations.

OUR GOVERNMENT RESEARCH AND DEVELOPMENT CONTRACTS ARE CRITICAL TO THE IMPLEMENTATION OF OUR COMMERCIALIZATION PLANS

Since 1995, our revenues have been principally derived from a long-term cooperative agreement with the U.S. Department of Energy (DOE). This agreement covers the design, scale-up, construction and testing of direct carbonate fuel cells operating on natural gas. Excluding cost share funding, the present estimated value of this agreement with the DOE, which expires in December 2003, is $135 million of which $26 million remains to be funded. This agreement is critical to the continued development and commercialization of our technology and our products.

Generally, our U.S. government research and development contracts, including the DOE cooperative agreement, are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual congressional appropriations and the results of government or agency sponsored audits of our cost reduction efforts and our cost projections. We can only receive funds under these contracts ultimately made available to us annually by Congress as a result of the appropriations process. Accordingly, we cannot be sure whether or not we will receive the full amount allocated by the DOE under the DOE cooperative agreement or the full amounts allocated under our other government research and development contracts. We also cannot be sure that we will be able to finance or otherwise meet the cost sharing requirements of these contracts, which are conditions to receiving any amounts allocated under these contracts. Failure to receive the full amounts allocated under any of our government research and development contracts could materially adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

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

However, all of our United States patents that have resulted from government-funded research are subject to the risk of the exercise of "march-in" rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. These "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. In addition, our government-funded research and development agreements also require us to agree that we will not use or sell any invention subject to that agreement unless the products embodying the invention, or produced through the use of such invention, will be substantially manufactured in the U.S.

The failure to continue to qualify as a "small business" under applicable government regulations, and the related inability to own our patents developed with government funds if we do not so qualify (unless we obtain a waiver from the government), or the exercise or enforcement of "march-in" or other rights by the government could materially adversely affect our business, prospects, results of operations and financial condition.

OUR FUTURE SUCCESS AND GROWTH IS DEPENDENT ON OUR DISTRIBUTION STRATEGY

We do not plan to establish a direct distribution infrastructure for our Direct FuelCell(R) products. A key aspect of our strategy is to use multiple third-party distribution channels to ultimately service our diverse customer base. Depending on the needs of the customer, our Direct FuelCell(R) products could be distributed through a value added distributor who could provide a package of our products and various other components such as flywheels and battery storage devices; through an energy services company who could arrange various ancillary services for the customer; or through power generation equipment suppliers. For example, we recently entered into a distribution agreement with PPL Energy Plus as the first North American distributor of our Direct FuelCell(R) products. In addition, we anticipate that our Direct FuelCell(R) components will be distributed through original equipment manufacturers (OEMs), such as MTU, who will then integrate our Direct FuelCell(R) components into power plant products.

We cannot assure you that we will enter into distributor relationships that are consistent with, or sufficient to support, our commercialization plans or our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the distributors with which we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these distributor arrangements have or will require that we grant exclusive distribution rights to companies in defined territories. These exclusive arrangements could result in us being unable to enter into other arrangements at a time when the distributor with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. To the extent we enter into distributor relationships, the failure of these distributors in assisting us with the marketing and distribution of our products may adversely affect our financial condition and results of operations.

We cannot be sure that MTU will continue to, or OEMs will, manufacture or package products using our Direct FuelCell(R) components. In this area, our success will largely depend upon our ability to make our products compatible with the power plant products of OEMs and the ability of these OEMs to sell their products containing our products. In addition, some OEMs may need to redesign or modify their existing power plant products to fully incorporate our products. Accordingly, any integration, design, manufacturing or marketing problems encountered by MTU or OEMs could adversely affect the market for our Direct FuelCell(R) products and, therefore, our business, prospects, results of operations and financial condition.

WE DEPEND ON THIRD PARTY SUPPLIERS FOR THE DEVELOPMENT AND SUPPLY OF KEY COMPONENTS FOR OUR DIRECT FUELCELL(R) PRODUCTS

We purchase several key components of our products from other companies and will rely on third-party suppliers for the balance-of-plant components in our Direct FuelCell(R) products. There are limited suppliers for some of the key components of our Direct FuelCell(R) products. A supplier's failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or technical specifications or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our Direct FuelCell(R) products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

We do not know when or whether we will secure long-term supply relationships with any of our suppliers or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities who will supply the required components for our Direct FuelCell(R) products.

WE DEPEND ON OUR INTELLECTUAL PROPERTY, AND OUR FAILURE TO PROTECT THAT INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR FUTURE GROWTH AND SUCCESS

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that we have obtained will expire between 2001 and 2018 and the average remaining life of our patents is approximately nine years. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing third-party patents, we do not know whether we will able to obtain licenses to use such patents on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that:

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

OUR MANAGEMENT MAY BE UNABLE TO MANAGE RAPID GROWTH EFFECTIVELY

We expect to rapidly expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. The proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage our rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

WE MAY BE AFFECTED BY ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

As we begin to commercialize our Direct FuelCell(R) products, we will be subject to federal, state or local regulation with respect to, among other things, emissions and siting. Assuming no cogeneration applications are utilized in conjunction with our larger plants, they will discharge humid flue gas at temperatures of approximately 700-800(degree)F, water at temperatures of approximately 10-20(degree)F above ambient air temperatures and carbon dioxide. These emissions will require permits that we expect (but cannot assure) will be similar to those applicable to generating units. In addition, it is possible that industry specific laws and regulations will be adopted covering matters such as transmission scheduling, distribution and the characteristics and quality of our products, including installation and servicing. This regulation could limit the growth in the use of carbonate fuel cells, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our Direct FuelCell(R) products. Accordingly, compliance with existing or future laws and regulations as we begin to commercialize and site our products could have a material adverse effect on our business, prospects, results of operations and financial condition.

UTILITY COMPANIES COULD CHARGE FEES TO OUR CUSTOMERS THAT COULD MAKE OUR PRODUCTS LESS DESIRABLE

Utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back up purposes. These fees could increase the cost to our customers of using our Direct FuelCell(R) products and could make our products less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, there are no uniform standards for interconnection policies or requirements.

CHANGES IN GOVERNMENT REGULATIONS AND ELECTRIC UTILITY INDUSTRY RESTRUCTURING MAY AFFECT DEMAND FOR OUR DIRECT FUELCELL(R) PRODUCTS

The market for electricity generation products is heavily influenced by federal and state governmental regulations and policies. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative energy sources, including fuel cells, and could result in a reduction in the potential demand for our Direct FuelCell(R) products. Our target market, the distributed generation market, is driven by deregulation and restructuring of the electric utility industry in the United States and elsewhere and by the requirements of utilities, independent power producers and end users. Deregulation of the electric utility industry is subject to government policies that will determine the pace and extent of deregulation. Changes in government and public policy over time could affect deregulation and adversely affect our prospects for commercializing our Direct FuelCell(R) products and our financial results. We cannot predict how the deregulation and restructuring of the electric utility industry will ultimately affect the market for our Direct FuelCell(R) products.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL TO COMPLETE OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION PLANS

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities, our field trials and demonstration projects or the development of our manufacturing capabilities. Future capital requirements are dependent upon many factors, including, but not limited to, the rate at which we expand production volume capabilities, the amount used to fund demonstration projects and field trials, the level of government funding provided to us and our investment in new technology. In addition to the proceeds from offerings of our securities and expected government funding, we believe it is likely that we will need additional funding to expand our manufacturing capabilities to the level where volume efficiencies can be achieved consistent with our plans to fully commercialize our products. Some of our potential strategic business partners have invested in us and others have indicated interest in investing in us. However, additional financing may not be available and, if available, it may not be available on terms favorable to us, or our stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our commercialization plans.

WE COULD BE LIABLE FOR ENVIRONMENTAL DAMAGES RESULTING FROM OUR RESEARCH, DEVELOPMENT OR MANUFACTURING OPERATIONS

Our business exposes us to the risk of harmful substances escaping into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims, and in some instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect additional and more stringent changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

OUR PRODUCTS USE INHERENTLY DANGEROUS, FLAMMABLE FUELS, OPERATE AT HIGH TEMPERATURES AND GENERATE ELECTRICAL POWER, EACH OF WHICH COULD SUBJECT OUR BUSINESS TO PRODUCT LIABILITY CLAIMS

Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. In addition, our Direct FuelCell(R) products operate at high temperatures and generate significant electrical power, which could each expose us to potential liability claims. Any accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for our Direct FuelCell(R) products. In addition, we may be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

WE ARE SUBJECT TO RISKS INHERENT IN INTERNATIONAL OPERATIONS

Since we plan to market our Direct FuelCell(R) products both inside and outside the United States, our success depends, in part, on our ability to secure foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

WE HAVE LARGE AND INFLUENTIAL STOCKHOLDERS

MTU currently owns approximately 8.7% of our outstanding common stock (based upon the shares of our common stock outstanding as of October 31, 2000). Loeb Investors Co. LXXV and Warren Bagatelle (a managing director of an affiliate of Loeb Investors Co. LXXV) collectively own approximately 5.49% of our outstanding common stock (based upon the shares of our common stock outstanding as of October 31, 2000). These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Michael Bode of MTU, Warren Bagatelle and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). MTU is also a licensee of our technology and a purchaser of our Direct FuelCell(R) products. Therefore, it may be in MTU's interest to possess substantial influence over matters concerning our overall strategy and technological and commercial development. In addition, MTU's ownership interest could raise a conflict of interest if MTU is experimenting with competing technologies for its own products.

OUR STOCK PRICE HAS BEEN AND COULD REMAIN VOLATILE

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

     o failure to meet our product development and commercialization milestones;

     o due to our stage of development, variations in our quarterly operating results from the expectations of securities analysts or investors; o downward revisions in securities analysts' estimates or changes in general market conditions;

     o announcements of technological innovations or new products or services by us or our competitors;

     o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    additions or departures of key personnel;

     o    investor perception of our industry or our prospects;

     o    insider selling or buying;

     o    demand for our common stock; and

     o    general technological or economic trends.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in a securities class action litigation in the future, it could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

PROVISIONS OF DELAWARE AND CONNECTICUT LAW AND OF OUR CHARTER AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors.

FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. As of October 31, 2000, we had 15,730,710 shares of common stock outstanding. Of these shares, as of that date, 15,437,812 shares of our common stock are freely tradable subject, in some cases, to the volume and manner of sale limitations under Rule 144 under the Securities Act. As of that date, 292,898 shares of our common stock will become available for sale at various later dates upon the expiration of various restrictions on resale.

In addition, as of October 31, 2000, 2,640,183 shares of our common stock were required to be reserved for issuance under our stock option and other benefit plans and 1,300,000 shares of our common stock were required to be reserved for issuance pursuant to outstanding warrants. As of October 31, 2000, options to purchase 1,847,467 shares of our common stock were issued and outstanding under our stock option plans at a weighted average exercise price of $12.08 per share, of which options to purchase 892,593 shares had vested. The outstanding warrants to purchase 1,300,000 shares of our common stock have not yet vested.

As of October 31, 2000, the holders of up to 292,898 shares of our common stock had the right, subject to various conditions and the expiration of various time periods, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to fall.

We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

ITEM 2. PROPERTIES

We currently own and occupy approximately 72,000 square feet in two interconnected single story buildings on 10.8 acres, of which approximately 5.4 acres are currently used, in Danbury, CT. Additionally, we currently lease a 63,000 square foot facility in Torrington, CT for our manufacturing operations. This lease expires March 15, 2001 and the annual lease cost is approximately $305,000.

We have entered into a ten year lease agreement for a new 65,000 square foot facility in Torrington, CT for our manufacturing operations. This facility will replace our current facility in Torrington. We expect to move into this facility in early 2001. The annual lease cost is $430,000 in the first five years and $494,000 for the last five years, in addition to taxes, utilities and operating expenses. We have an option to extend the lease for an additional five years with an annual lease cost of $569,000.


ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been publicly traded since June 25, 1992. From September 21, 1994 through February 25, 1997, it was quoted on the Nasdaq National Market, and from February 26, 1997 through June 6, 2000 it was traded on the American Stock Exchange. Since June 7, 2000, it has been quoted on the Nasdaq National Market under the symbol "FCEL." On January 23, 2001 there were approximately 290 common stockholders of record.


The following table sets forth the range of high and low prices of our common stock on the American Stock Exchange and the Nasdaq National Market, as applicable.

                                                       High          Low
                                                     --------      -------
     YEAR ENDED OCTOBER 31, 1999
       First Quarter...........................        $5.13        $3.88

       Second Quarter..........................         4.83         2.69

       Third Quarter...........................         6.46         3.50

       Fourth Quarter..........................        10.58         5.38


     YEAR ENDED OCTOBER 31, 2000
       First Quarter...........................       $31.50        $8.42

       Second Quarter..........................        47.75        15.75

       Third Quarter...........................        40.56        18.00

       Fourth Quarter..........................       108.75        31.63



We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate retaining all of our earnings to finance future growth. Under the terms of our Loan Agreement with First Union National Bank, we may not, without the written consent of First Union National Bank, declare or pay any dividend.

Unregistered Securities

An affiliate of Enron purchased 80,290 shares of our common stock for $5 million and an affiliate of PPL purchased 212,608 shares of our common stock for $10 million. These shares are exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2000 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this Report (the "Consolidated Financial Statements"). The data set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                (Dollars in thousands, except for per share amounts)

                                           2000            1999            1998            1997            1996
                                       ------------    ------------    ------------    ------------    ------------
Revenues:
Research and development contracts     $     17,986    $     18,553    $     24,318    $     24,830    $     29,446
Product sales and revenues                    2,729           1,412              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
  Total revenues                             20,715          19,965          24,318          24,830          29,446
Costs and expenses:
  Cost of product sales and revenues          4,968           1,025              --              --              --
  Administrative and selling expense          7,917           6,615           6,986           6,081           4,858
  Depreciation                                1,473           1,362           1,529           1,768           1,919
  Research and development (a)               13,090          13,210          16,848          16,912          22,155
                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from operations                (6,733)         (2,247)         (1,045)             69             514

License fee income, net                         266           1,527             678             650             357
Interest expense                               (141)           (169)           (269)           (354)           (503)
Interest and other income, net                2,138             195             267             307             442
                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before provision
  for income taxes                           (4,470)           (694)           (369)            672             810
Provision for income taxes                       --             291              13             247             301
Minority interest                                11              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                      $     (4,459)   $       (985)   $       (382)   $        425    $        509
                                       ============    ============    ============    ============    ============

  Basic and diluted earnings
    (loss) per share:                  $      (0.32)   $      (0.08)   $      (0.03)   $       0.04    $       0.04

  Basic and diluted shares
    outstanding                          14,148,797      12,453,428      12,243,054      11,863,520      11,388,960
                                       ------------    ------------    ------------    ------------    ------------

  Working capital                      $     71,817    $      7,204    $     10,234    $      6,366    $      8,087
  Total assets                               91,028          19,831          26,843          21,433          23,540
  Long - term debt                               --           1,625           1,944           2,699           4,363
  Total shareholder's equity                 83,251          14,815          15,870          14,769          14,062

(a) Includes costs of:
  Research and development under
    contracts                          $     11,173    $     11,397    $     14,590    $     15,642    $     20,895
  Research and development costs              1,917           1,813           2,258           1,270           1,260
                                       ------------    ------------    ------------    ------------    ------------
                                       $     13,090    $     13,210    $     16,848    $     16,912    $     22,155
                                       ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
We currently obtain our revenues primarily from government and industry funded research and development contracts and license fees. These contracts are generally multi-year, cost reimbursement type contracts. The majority of these are United States Government contracts that are dependent upon the government's continued allocation of funds. We are currently transitioning from a research and development company to a company focusing on commercializing our products.

Under a cost-reimbursement contract, we are reimbursed for reasonable and allocable costs of the materials, subcontracts, direct labor, overhead, general and administrative expenses, independent research and development costs, and bid and proposal preparation costs, provided the total of such costs do not exceed the reimbursement limits set by the contract. In addition, some of these contracts bear a fixed fee or profit. The profitability to us of these contracts depends upon charging direct costs to contracts, maintaining adequate control of overhead costs and general and administrative expenses so they do not exceed the approved billing rates, and limiting the aggregate reimbursable costs to the allowable amounts set by the contract.

In addition, our commercial demonstration and field trial contracts are either fixed price contracts or cost-sharing type contracts. In performance of a firm fixed price contract, we are paid the price that is set in advance without regard to the costs actually incurred in performance, subject to certain excess profit limitations. In a cost sharing type contract, we agree in advance to contribute or cause to be contributed an agreed upon amount of funds, third party services or in-kind services toward fulfilling the objective of the contract. Except for our cost contributions, the contract operates in substantially the same manner as a cost reimbursement type contract. At present, most of our contracts are cost shared and no fee or profit is allowed. The government contracts and agreements provide for a cost-of-money recovery based upon capital investment in facilities employed in contract performance.

Since 1983, when we began to shift our emphasis from fuel cells for military use to commercial applications, our primary focus has been researching and developing carbonate fuel cells. The funding received for this research has represented a substantial portion of our revenues.

We will continue to seek research and development contracts for all of our product lines. To obtain contracts, we must continue to prove the benefits of our technologies and be successful in our competitive bidding. Failure to obtain these contracts could have an adverse effect upon us.

Because we receive a significant portion of our revenues from contracts with the DOE and other government agencies, our future revenues and income could be materially affected by changes in government agency procurement policies, a reduction in expenditures for the services provided by us, and other risks generally associated with government contracts. In general, our government contracts may be terminated, in whole or in part, at the convenience of the government. A reduction or delay in our government funding could have a material adverse effect on our ability to commercialize our fuel cell technology.

In July 2000, the DOE extended the cooperative agreement for three additional years and has funded $13.5 million for the 2001 period. Approximately $26 million remains to be funded by the DOE for the remaining period. In conjunction with this extension, we must provide additional cost share funding.

On February 22, 1999, we effected a spin-off to our stockholders of 100% of the shares of Evercel, a wholly-owned subsidiary of ours. In connection with this transaction, we transferred to Evercel net assets of $669,000 representing the principal assets and liabilities related to our battery group that was engaged in the development and commercialization of a patented, nickel-zinc rechargeable battery. Following the transfer, we distributed to our stockholders in a tax-free distribution, one share of Evercel Common Stock for every three shares of our common stock.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999. Revenues increased 4% to $20,715,000 in the 2000 period from $19,965,000 in the 1999 period. The increase was due to a $1,317,000 increase in demonstration project revenues, partially offset by a reduction of $567,000 on our research and development contracts.

Cost of product sales and revenues increased to $4,968,000 in the 2000 period from $1,025,000 in the 1999 period. The increase was due to new demonstration projects.

Administrative and selling expenses increased 20% to $7,917,000 in the 2000 period from $6,615,000 in the 1999 period. Increased employment costs, an increase in state franchise taxes paid on our increased equity, an increase in the completion of service billings to Evercel and other costs of commercialization accounted for the increase. Depreciation expense increased 8% to $1,473,000 in the 2000 period from $1,362,000 in the 1999 period as a result of capital purchases.

Total research and development expenses decreased to $13,090,000 in the 2000 period from $13,210,000 in the 1999 period. The decrease was primarily the result of timing of the award of new contracts. We estimate that these new contracts will increase research and development expenses in the 2001 period.

Income from operations resulted in a loss of $6,733,000 in the 2000 period compared to a loss of $2,247,000 in the 1999 period. The increased loss was due to costs incurred on demonstration projects, increased administrative and selling costs associated with our commercialization efforts.

License fee income, net, decreased 83% to $266,000 in the 2000 period compared to $1,527,000 in the 1999 period. The 1999 period included the recognition of a $1,300,000 deferred license fee associated with the Nan Ya license agreement that was transferred to Evercel as part of the February 1999 spin-off.

Interest expense decreased to $141,000 in the 2000 period from $169,000 in the 1999 period. The decrease is attributable to the reduction of our indebtedness.

Interest and other income, net, increased to $2,138,000 in the 2000 period from $195,000 in the 1999 period. The increase is a result of interest earned on the cash proceeds from our follow-on offering in April 2000, and investments from Enron and PPL.

We believe that, due to our efforts to commercialize our Direct FuelCell(R) technology, we have and will continue to incur losses. No tax benefit has been recognized related to current year losses and other deferred tax assets, as management believes it is unlikely that the benefit from these assets will be realized.


1999 COMPARED TO 1998. Revenues decreased 18% to $19,965,000 in the 1999 period from $24,318,000 in the 1998 period. The decrease in research and development revenue was due to the reduction in revenues from the Cooperative Agreement with the U. S. Department of Energy partially offset by an increase in revenues from the U.S. Navy for the development of the Direct FuelCell(R) for ship service applications. We recognized $1,412,000 in product sales and revenues for the commercial development of our Direct FuelCell(R).

Cost of revenues amounted to $1,025,000 in the 1999 period resulting from increased spending in the development of fuel cell component manufacturing processes.

Administrative and selling expenses decreased 5% to $6,615,000 in the 1999 period from $6,986,000 in the 1998 period. The decrease in the 1999 period reflects the impact of the spin-off of Evercel, in February 1999 partially offset by increased costs relating to the commercialization of the our Direct Fuel Cell(R) technology. Depreciation expense decreased 11% to $1,362,000 in the 1999 period from $1,529,000 in the 1998 period. The decrease was the result of the completion of the depreciation of machinery and equipment originally installed in our Torrington, CT facility and the transfer of fixed assets to Evercel.

Total research and development expenses decreased 22% to $13,210,000 in the 1999 period compared to $16,848,000 in the 1998 period. The decrease in research and development costs under contracts was due to reduced activities on government funded programs. The decrease in research and development costs was the result of the transfer of the research and development efforts for nickel zinc batteries to Evercel.

License fee income, net increased 125% to $1,527,000 in the 1999 period from $678,000 in the 1998 period. In 1999 we recognized previously deferred license fee income of $1,300,000 resulting from the successful testing of Evercel's nickel zinc battery technology.

Interest expense decreased 37% to $169,000 in the 1999 period from $269,000 in the 1998 period. The decrease resulted from lower interest rates and the reduction of notes payable to primary lenders.

Interest and other income, net decreased 27% to $195,000 in the 1999 period from $267,000 in the 1998 period. In the 1999 period, we recognized as other expense $84,000 of one time costs, associated with our investment in the joint venture with Xiamen Three Circles Co. Ltd. These costs offset increased interest income on higher interest rates earned on invested funds.

The effective tax rate increased to 41.9% in the 1999 period from 3.6% in the 1998 period. The increase was due primarily to an increase in the valuation allowance relating to limited foreign tax credit carryforwards and state net operating loss carryforwards. The valuation allowance was increased due to a limited carryforward period and the probability that the carryforward will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are funded primarily through cash generated from operations, borrowings, and sales of equity. Cash from operations includes revenue from government contracts and cooperative agreements, demonstration projects, license fees, interest income and sales of fuel cell components primarily to MTU.

At October 31, 2000, we had working capital of $71,817,000 including $74,754,000 of cash and cash equivalents, compared to working capital of $7,204,000 including $6,163,000 of cash and cash equivalents at October 31, 1999. The increase in working capital is due to the increase in cash and cash equivalents as we raised net proceeds of $57,566,000 after $3,535,000 of underwriting discounts, commissions, fees, and other expenses in April 2000 from the sale of 2,600,000 shares of common stock. In September 2000, PPL EnergyPlus, LLC, a subsidiary of PPL Corp., made an equity investment of $10,000,000 for 212,608 shares of our common stock. In October 2000, ECT Merchant Investments Corp., a subsidiary of Enron North America Corp., made an equity investment of $5,000,000 for 80,290 shares of common stock. We acquired $4,155,000 in fixed assets and repaid $341,000 of debt during the year ended October 31, 2000.

The proceeds from the sale of common stock will be used to support the commercialization of our Direct FuelCell(R) products. Proceeds will be used to purchase additional manufacturing equipment as well as for general corporate purposes including research and development, field trial support and working capital.

At October 31, 2000, we had $1,625,000 of debt. This credit facility is scheduled to be paid in monthly installments of $13,000 plus interest with $1,550,000 due in a balloon payment in June 2001. It is our intention to refinance the balloon payment. We have entered into a $4,000,000 loan agreement with the Connecticut Development Authority that will be used to purchase equipment for the manufacturing facility. To date, we have not borrowed any monies pursuant to this agreement.

We are increasing our manufacturing capacity to 50MW per year at our Torrington, CT facility. This will require approximately $16,000,000 to be spent on equipment and facilities in 2001. In addition, we are planning to spend an additional capital at our Danbury, CT facility.

In addition to increasing manufacturing capacity, proceeds will be used for general corporate purposes including research and development, field trial support and working capital. Working capital requirements will consist primarily of increases in inventory as additional demonstrations and field trials of our Direct FuelCell(R) products are conducted and material purchases increase. Proceeds will also be used to support the cost of early field trials and demonstration projects that will likely exceed revenue from these projects.

We anticipate that our existing capital resources together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through 2001.

In December 1994, we entered into a Cooperative Agreement with the DOE pursuant to which they agreed to provide funding through 1999 to support the continued development and improvement of our commercial product. This agreement has recently been extended for three additional years, through 2003, with funding subject to annual approval by the U.S. Congress. The current aggregate dollar amount of that contract is $212,679,000 with the DOE providing $134,712,000 in funding. Of that amount, approximately $26,200,000 remains to be funded by the DOE. The balance of the funding is expected to be provided by us, our partners or licensees, other private agencies and utilities. Approximately 70% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. It is anticipated that the balance of non-DOE funding will be obtained timely.

In addition to the DOE Cooperative Agreement, we have received a $3,125,000 24.2% cost-shared contract under the Vision 21 program to develop a Direct FuelCell(R)/turbine power plant by 2002, a $16,500,000 20% cost-shared contract from the U.S. Navy to demonstrate a marine fuel cell power plant operating on diesel fuel by 2003 and a $5,362,000 50% cost-shared contract with the DOE to develop a Direct FuelCell(R) utilizing coal methane gas. We have also signed and agreement with King County, Washington to deliver in 2002 a one mega-watt Direct FuelCell(R) power plant using municipal wastewater digester gas. The project will be cost-shared equally by King County and us and has a total value of $18,800,000.

In November 2000, we filed a shelf registration statement with the Securities and Exchange Commission that will allow us to sell debt securities, preferred stock and common stock in an amount up to $250,000,000 for manufacturing equipment, manufacturing facilities, and other capital expenditures to support our commercialization activities and for general corporate purposes, including research and development, field trial support and working capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE EXPOSURE

Our exposure to market risk for changes in interest rates, relates primarily to our investment portfolio and long term debt obligations. The investment portfolio includes short-term United States Treasury instruments with maturities averaging three months or less. Cash is invested overnight with high credit quality financial institutions. Our note payable expires in 2001. Based on our overall interest exposure at October 31, 2000, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $747,000 annually, based on the investment of our cash balance at October 31, 2000.

CURRENCY RATE EXPOSURE

Our functional currency is the U.S. dollar. To the extent we expand our international operations, we will be exposed to increased risk of currency fluctuation. For fiscal 2001 and beyond, we will be purchasing materials for various projects in foreign countries. Many of these purchases will be denominated in the currency of the related region. In order to protect the purchase price from currency fluctuations, we intend, from time to time, to enter into forward contracts to purchase foreign currency. Changes in the market value of the futures contracts are included as part of the acquisition price of the materials inventory and are realized when the project is ultimately completed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data are listed under
Part IV, Item 14, in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" contained in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" in our Proxy Statement for our Annual Meeting of Shareholders to be held on March 28, 2001 (the "2001 Proxy Statement") to be filed with the SEC within 120 days from the fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Section captioned "Executive Compensation " to be contained in the 2001 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Section captioned "Security Ownership of Certain Beneficial Owners and Management" to be contained in the 2001 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Section captioned "Certain Relationships and Related Transactions" to be contained in the 2001 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1) FINANCIAL STATEMENTS

1)   Independent Auditors' Report

     KPMG LLP (See page F-2, hereof.)

2) Consolidated Balance Sheets as of October 31, 2000 and 1999 (See page F-3 hereof.)

3) Consolidated Statements of Income (Loss) for the Years Ended October 31, 2000, 1999 and 1998 (See page F-4, hereof.)

4) Consolidated Statements of Changes in Shareholders' Equity for the Years Ended October 31, 2000, 1999 and 1998 (See page F-5, hereof.)

5) Consolidated Statements of Cash Flows for the Years Ended October 31, 2000, 1999 and 1998 (See page F-6, hereof.)

6)   Notes to Consolidated Financial Statements.

(A)  (2) FINANCIAL STATEMENT SCHEDULES

Supplement schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)  (3) EXHIBITS

                          (A) (3) EXHIBITS TO THE 10-K
                          ----------------------------
EXHIBIT                                                                METHOD OF
  NO.     DESCRIPTION                                                   FILING
--------------------------------------------------------------------------------

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

4 Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

10.6 **License Agreement, dated February 11, 1988, between EPRI and the Company (confidential treatment requested)
          (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21 *FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26 Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Bolkow-Blohm and the Company (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 3 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 24, 1992)

10.27 Cross-Licensing and Cross-Selling Agreement, as amended December 15, 1999, between the Company and MTU Motoren-Und Turbinen-Union Friedrichshafen GmbH ("MTU") (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended January 31, 2000).

10.31 License Agreement For The Santa Clara Demonstration Project between the Company and the Participants in the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.32     Security Agreement for the Santa Clara Demonstration
          Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.33 Guaranty By FuelCell Energy, Inc., dated September 16, 1993 for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.34 Guaranty by Fuel Cell Manufacturing Corporation, dated September 16, 1993 for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

                          (A) (3) EXHIBITS TO THE 10-K
                          ----------------------------
EXHIBIT                                                                METHOD OF
  NO.     DESCRIPTION                                                   FILING
--------------------------------------------------------------------------------

10.36 *The FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended
          October 31, 1994 dated January 18, 1995)

10.39 **Cooperative Agreement, dated December 20, 1994, between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.40 Loan and Security Agreement between the Company and MetLife Capital Corporation. (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1995 dated January 17, 1996)

10.41 *Amendment No. 2 to the FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.42 *Amendments to the FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.43 Loan Agreements with First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.44 Notes in favor of First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.45 Security Agreements with First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.47 Amendment of Cooperative Agreement dated September 5, 1996 between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1998)

10.48 *Employment Agreement between FuelCell Energy, Inc. and the Chief Financial Officer, Treasurer and Secretary, dated October 5, 1998 (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1998)

10.49 *Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer, dated August 1, 1997 (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1997)

10.50 Technology Transfer and License Agreement between the Company and the Joint Venture owned jointly by the Xiamen Daily-Used Chemicals Co., Ltd. of China and Nan Ya Plastics Corporation of Taiwan, dated February 21, 1998 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1998)**.

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

10.55 Lease agreement dated March 8, 2000 between the Company and Technology Park Associates, L.L.C. (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 2000).

10.56 Security agreement dated June 30, 2000 between the Company and the Connecticut Development Authority (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 2000).

10.57 Loan agreement dated June 30, 2000 between the Company and the Connecticut Development Authority (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 2000).

21 Subsidiaries of the Company (incorporated by reference to exhibit of the same number contained in the Company's
          Registration Statement on Form S-1, (File No. 33-47233)
          dated April 14, 1992)

23.1      Consent of KPMG LLP

          * Management Contract or Compensatory Plan or Arrangement

          **Confidential Treatment has been granted for portions of this document


(b) The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year 2000.

     None

                                TABLE OF CONTENTS


                                                                         PAGE

Independent Auditors' Report                                             F- 2

Consolidated Balance Sheets - October 31, 2000 and 1999                  F- 3

Consolidated Statements of Income (Loss) for the Years ended
  October 31, 2000, 1999 and 1998                                        F- 4

Consolidated Statements of Changes in
  Shareholders' Equity for the Years ended October 31,
  2000, 1999 and 1998                                                    F- 5

Consolidated Statements of Cash Flows for the Years
  Ended October 31, 2000, 1999 and 1998                                  F- 6

Notes to Consolidated Financial Statements                               F- 7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of
FuelCell Energy, Inc.:


We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. as of October 31, 2000 and 1999, and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc. as of October 31, 2000 and 1999, and the results of their operations and their cash flows for the each of the years in the three-year period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
------------
    KPMG LLP

Stamford, CT
December 12, 2000

                              FUELCELL ENERGY, INC.
                           Consolidated Balance Sheets
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                           2000          1999
                                                     ----------    -----------
    ASSETS

    Current assets:
       Cash and cash equivalents                   $    74,754     $    6,163
       Accounts receivable, net                          3,459          2,332
       Inventories                                         305          1,204
       Deferred income taxes                               291            291
       Other current assets                                596            405
                                                     ----------     ----------
            Total current assets                        79,405         10,395

    Property, plant and equipment, net                   9,794          7,195
    Other assets, net                                    1,829          2,241
                                                     ----------     ----------

            Total assets                           $    91,028     $   19,831
                                                     ==========     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
       Current portion of long-term debt           $     1,625     $      341
       Accounts payable                                  1,626            484
       Accrued liabilities                               3,557          1,787
       Deferred license fee income                          38             29
       Customer advances                                   742            550
                                                     ----------     ----------
            Total current liabilities                    7,588          3,191

    Long-term
    liabilities:
       Long-term debt                                       --          1,625
                                                     ----------     ----------
            Total liabilities                            7,588          4,816
                                                     ----------     ----------

    Minority interest                                      189            200
                                                     ----------     ----------

    Shareholders'
    equity:


       Shareholders' equity:
          Common stock, ($.0001 par value);
            20,000,000 shares authorized:
            and 15,730,710 and 12,651,744
            shares  issued and outstanding
            at October 31, 2000 and 1999,                    2              1
            respectively
          Additional paid-in capital                    87,035         14,141
          Retained earnings(deficit)                    (3,786)           673
                                                     ----------     ----------
            Total shareholders' equity                  83,251         14,815
                                                     ----------     ----------

            Total liabilities and shareholders'
              equity                               $    91,028     $   19,831
                                                     ==========     ==========


                                      F-3
The accompanying notes are an integral part of the consolidated financial statements.

                              FUELCELL ENERGY, INC.
                    Consolidated Statements of Income (Loss)
                         October 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                       2000                 1999                1998
                                                 ---------------      ---------------      -------------

Revenues
Research and development contracts             $         17,986     $         18,553      $      24,318
Product sales and revenue                                 2,729                1,412                 --
                                                 ---------------      ---------------      -------------
     Total revenues                                      20,715               19,965             24,318

Costs and expenses:
    Cost of product sales and revenues                    4,968                1,025                 --
    Administrative and selling expenses                   7,917                6,615              6,986
    Depreciation                                          1,473                1,362              1,529
    Research and development (a)                         13,090               13,210             16,848
                                                 ---------------      ---------------      -------------
         Total costs and expenses                        27,448               22,212             25,363
                                                 ---------------      ---------------      -------------

Loss from operations                                     (6,733)              (2,247)            (1,045)

License fee income, net                                     266                1,527                678

Interest expense                                           (141)                (169)              (269)
Interest and other income, net                            2,138                  195                267
                                                 ---------------      ---------------      -------------

Loss before provision for
    income taxes                                         (4,470)                (694)              (369)

Provision for income taxes                                   --                  291                 13

Minority interest                                            11                   --                 --
                                                 ---------------      ---------------      -------------

Net loss                                       $         (4,459)    $          (985)      $        (382)
                                                 ---------------      ---------------      -------------

Loss per share:

   Basic and diluted  loss per share           $         (0.32)     $         (0.08)      $      (0.03)
                                                 ---------------      ---------------      -------------

    Basic and diluted shares outstanding             14,148,797           12,453,428         12,243,054
                                                 ---------------      ---------------      -------------

(a) Includes cost of:
     Research and development under contracts  $         11,173     $         11,397      $      14,590
     Research and development costs                       1,917                1,813              2,258
                                                 ---------------      ---------------      -------------
                                               $         13,090     $         13,210      $      16,848
                                                 ---------------      ---------------      -------------


                                      F-4
The accompanying notes are an integral part of the consolidated financial statements.

                              FUELCELL ENERGY, INC.
                  Statements of Changes in Shareholders' Equity
                         October 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                             SHARES
                                               OF                        ADDITIONAL   RETAINED        TOTAL
                                             COMMON           COMMON      PAID-IN     EARNINGS     SHAREHOLDERS'
                                             STOCK             STOCK      CAPITAL    (DEFICIT)        EQUITY

                                          -------------     --------    ----------  ----------     ---------------

Balance at October 31, 1997                 12,001,950     $      1    $  11,459    $ 2,709       $    14,169

Compensation for stock options
  granted                                                                    239                          239
Issuance of common stock under
  benefit plans                                 45,678                       172                          172
Common stock retired                            (6,066)                      (31)                         (31)
Stock options exercised                        346,258                       718                          718
Tax effect of disposition of stock
  options                                                                    385                          385
Net loss                                                                               (382)             (382)
                                          -------------     --------    ---------  -----------     ------------

Balance at October 31, 1998                 12,387,820     $      1    $  12,942    $ 2,327       $    15,270
Compensation for stock options
  granted                                                                    133                          133
Issuance of common stock under
    benefit plans                               38,776                       138                          138
Common stock retired                           (13,424)                      (87)                         (87)
Stock options exercised                        148,572                       415                          415
Preferred stock conversion                      90,000                       600                          600
Transfer of net assets to Evercel,
  Inc.                                                                                 (669)             (669)
Net loss                                                                               (985)             (985)
                                          -------------     --------    --------- -----------      ------------

Balance at October 31, 1999                 12,651,744     $      1    $  14,141    $   673       $    14,815
Compensation for stock options
  granted                                                                    134                          134
Issuance of common stock under
  benefit plans                                  8,948                        59                           59
Issuance of common stock for
  follow-on offering in April 2000
                                             2,600,000            1       57,565                       57,566
Issuance of common stock to Enron
  and PPL                                      292,898                    15,000                       15,000
Stock options exercised                        187,542                       394                          394
Common stock retired for cashless
exercise of options                            (10,422)                     (258)                        (258)
Net loss                                                                             (4,459)           (4,459)
                                          -------------     --------    --------- -----------      -----------

Balance at October 31, 2000                 15,730,710     $      2     $ 87,035   $ (3,786)      $    83,251
                                          =============     ========    ========= ===========      ============


                                      F-5
The accompanying notes are an integral part of the consolidated financial statements.

                              FUELCELL ENERGY, INC.
                      Consolidated Statements of Cash Flows
                         October 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                                    2000                1999            1998
                                                              ----------------    -----------------  -----------------

Cash flows from operating activities:
   Net income (loss)                                        $          (4,459) $         (985)   $      (382)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Compensation for options granted                                  134             133           239
        Depreciation and amortization                                   1,880           1,770         1,942
        Deferred income taxes                                               --            605          (738)
        (Gain) loss on disposal of property                                82             (15)            6
        Minority interest                                                 (11)             --             --
        (Increase) decrease in operating assets:
          Accounts receivable                                          (1,127)          1,445          (985)
          Inventories                                                     899          (1,174)           17
          Other current assets                                           (191)            241          (367)
Increase (decrease) in operating liabilities:
    Accounts payable                                                    1,142            (136)         (245)
    Accrued liabilities                                                 1,770              98         1,746
    Customer advances                                                     192            (620)           --
    Deferred license fee income                                             9          (1,300)        1,283
                                                              ----------------    -------------   -----------

        Net cash provided by operating activities                         320              62         2,516
                                                              ----------------    -------------   -----------

Cash flows from investing activities:
   Capital expenditures                                                (4,155)         (1,244)       (1,650)
   Proceeds from sale of fixed assets                                       --            603             --
   Payments on other assets                                                 6            (213)           (3)
                                                              ----------------    -------------   -----------

        Net cash used in investing activities                          (4,149)           (854)       (1,653)
                                                              ----------------    -------------   -----------

Cash flows from financing activities:
   Transfer of minority interest to Evercel, Inc.                           --         (3,082)           --
   Repayment on long-term debt                                           (341)           (733)       (1,701)
   Sale of minority interest in joint venture                               --              --        3,220
   Proceeds from follow-on offering in April 2000, net                 57,566               --            --
   Tax effect of stock options exercised                                    --              --          262
   Common stock issued for PPL and Enron                               15,000               --            --
   Common stock issued for Option and Stock Purchase Plans                195             466           858
                                                              ----------------    -------------   -----------

        Net cash provided by (used) in financing                       72,420          (3,349)        2,639
          activities
                                                              ----------------    -------------   -----------

Net increase (decrease) in cash and cash equivalents                   68,591          (4,141)        3,502

Cash and cash equivalents-beginning of year                             6,163          10,304         6,802
                                                              ----------------    -------------   -----------

Cash and cash equivalents-end of year                      $           74,754 $         6,163    $   10,304
                                                              ================    =============   ===========

Cash paid during the period for:
   Interest                                                $              129 $           158    $      269
   Income taxes                                                           210             104           620

Other non cash transactions:
   Conversion of preferred stock                                            --            600             --
   Net assets transferred to Evercel, Inc.                                  --            669             --


The accompanying notes are an integral part of the consolidated financial statements.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     FuelCell Energy, Inc. is engaged in the development and commercialization of carbonate fuel cell technology for stationary power generation. We manufacture carbonate fuel cells, generally on a contract basis. However, we are currently in the process of commercializing our Direct FuelCell(R) technology and expect to incur losses as we expand our product development, commercialization program and manufacturing operations.

     Our revenue is primarily generated from agencies of the U.S. government and customers located throughout the United States, Europe and Asia. We generally do not require collateral in providing credit except for international sales where a deposit may be required with the purchase orders.

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include our accounts and the accounts of our subsidiary: Xiamen-ERC High Technology Joint Venture, Inc. a 66-2/3% owned joint venture formed between us and the City of Xiamen, PRC.

     CASH AND CASH EQUIVALENTS

     Cash equivalents consist primarily of investments in a money market fund with original maturities averaging three months or less at date of acquisition. We place our temporary cash investments with high credit quality financial institutions.

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

     IMPAIRMENT OF LONG LIVED ASSETS

     We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






     REVENUE/LICENSE FEE REVENUE, RECOGNITION

     Revenues and fees on long-term contracts, including demonstration and field trial contracts and government and commercial cost reimbursement contracts, are recognized on the percentage-of-completion method. Percentage-of-completion is measured by costs (including applicable general and administrative) incurred and accrued to date as compared with the estimated total costs for each contract. Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Provisions for estimated losses, if any, are made in the period in which such losses are determined to be probable. We recognized approximately $469, $2,579, and $74, of long-term contract revenues from our corporate shareholders during fiscal years ended October 31, 2000, 1999 and 1998, respectively.

     License fee income arises from license agreements whereby we grant the right to use our patents and know-how. Amounts are generally deferred and recognized ratably over the respective terms of the agreements. In 1999 we recognized deferred license fee income of $1,300 resulting from the successful testing of Evercel's nickel zinc battery technology. We recognized approximately $292, $250 and $266 of license fee income during each of the fiscal years ended October 31, 2000, 1999 and 1998, under a license agreement with MTU.

     Revenues from the U.S. Government and its agencies directly and through primary contractors were $17,961, $17,386, and $24,221 for the years ended October 31, 2000, 1999 and 1998, respectively.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is unlikely that some or all of the deferred tax assets will be realized.

     STOCK OPTION PLAN

     Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense is recorded on the measurement date to the extent that the current market price of the underlying stock exceeds the exercise price.

     FASB Interpretation No. 44 (FIN 44) "Accounting for certain transactions involving stock compensation", is an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for a number of issues, including the definition of an employee, compensatory versus non-compensatory plans, modifications of plan terms, and accounting for the exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






     EARNINGS PER SHARE (EPS)

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. In 2000 and 1999, we computed diluted EPS without consideration to potentially dilutive instruments due to the losses incurred by us. All per share data and the number of shares of common stock in this report have been retroactively adjusted to reflect the three-for-two stock dividend, which became effective November 16, 1999 and the two-for-one stock dividend, which became effective September 13, 2000.

     USE OF ESTIMATES

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS NO. 133 - SFAS No. 133 "Accounting for deritative instruments and hedging activities". It requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this statement on November 1, 2000, to have a material impact on our financial position or results of operations because we do not currently purchase derivative instruments or enter into hedging activities, and no derivatives embedded in contracts have been identified.

     FASB Interpretation No. 44 (FIN 44) "Accounting for certain transactions involving stock compensation". An Interpretation of APB Opinion No. 25, FIN 44 clarifies the application of APB No. 25 for a number of issues, including the definition of an employee, compensatory versus non-compensatory plans, modifications of plan terms, and accounting for the exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000. The adoption of FIN 44 had no material impact on our financial position or results of operations.

(2)  SPIN-OFF OF EVERCEL, INC., JOINT VENTURES AND LICENSE AGREEMENTS

     On February 22, 1999, we effected a spin-off to our stockholders of 100% of the shares of Evercel. We had previously transferred to Evercel the principal assets and liabilities of our battery business group. We distributed to our stockholders in a tax-free distribution, one share of Evercel Common Stock for every three shares of our common stock held on the record date of February 19, 1999.

     On February 22, 1999, the effective date of the spin-off, we deconsolidated the financial statements of Evercel and the Joint Venture from our consolidated financial statements. As part of the spin-off of Evercel, we transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228, $501, $36, and $1,096, respectively.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






     During 1998 we also formed a joint venture with the City of Xiamen, China, called Xiamen-ERC High Technology Joint Venture, Inc. This joint venture has been formed to fund other entities, such as Xiamen University, to conduct research in advanced electrochemical technologies, which will benefit Xiamen and us. We have invested $400 of capital into this joint venture for a 66-2/3% ownership through October 31, 2000. In December 2000, pursuant to the receipt of a certificate of approval from the People's Republic of China, we transferred a 42.17% ownership in the joint venture to Evercel. (See "Subsequent Events" footnote 14).

(3)  ACCOUNTS RECEIVABLE

     Accounts receivable at October 31, 2000 and 1999 consisted of the following:

                                                2000              1999
                                           ----------------    --------------

          U.S. Government:
               Amount billed                     $   2,435         $   1,850
               Unbilled recoverable costs               --                52
               Retainage                                98               185
                                           ----------------    --------------
                                                     2,533             2,087
                                           ----------------    --------------
          Commercial Customers:
               Amount billed                           311               235
               Unbilled recoverable costs              606                 1
               Retainage                                 9                 9
                                           ----------------    --------------
                                                       926               245
                                           ----------------    --------------
                                                 $   3,459         $   2,332
                                           ----------------    --------------

Retainage represents amounts that may be collected over more than one year.

Unbilled recoverable costs represent amounts of revenue recognized on costs incurred on contracts in progress that will be billed within the next 30 days. The balances billed but not paid by customers pursuant to retainage provisions in the contracts will be due upon completion of the contracts and acceptance by the customer.

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at October 31, 2000 and 1999 consisted of the following:


                                                               ESTIMATED
                                  2000           1999         USEFUL LIFE
                               -----------  -------------   -------------

     Land                       $     524      $     524              --
     Building and improvements      4,449          4,581        30 years
     Machinery and equipment       11,724         14,618       3-8 years
     Furniture and fixtures         1,138          1,415      6-10 years
     Construction in progress       3,552            527
                               -----------  -------------
                                   21,387      $  21,665

     Less, accumulated
      depreciation
      and amortization            (11,593)       (14,470)
                               -----------  -------------
       Total                     $  9,794      $   7,195
                               -----------  -------------

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






(5)  OTHER ASSETS

     Other assets at October 31, 2000 and 1999 consisted of the following:

                                    2000              1999
                             --------------     ---------------

     Power Plant License        $    1,653        $       1,937
     Other                             176                  304
                             --------------     ---------------
     Total                      $    1,829        $       2,241
                             --------------     ---------------

     The Power Plant License is being amortized over 10 years on a straight-line basis. Accumulated amortization was $1,942, $1,658, and $1,374 at October 31, 2000, 1999 and 1998, respectively.

(6)  ACCRUED LIABILITIES

     Accrued liabilities at October 31, 2000 and 1999 consisted of the following:

                                                     2000              1999
                                               -----------------     -----------
     Accrued payroll and employee
      benefits                                       1,780          $ 1,124
     Accrued contract and operating
      Costs                                          1,455              418
     Accrued taxes and other                           322              245
                                               -----------------     -----------
     Total                                     $     3,557          $ 1,787
                                               -----------------     -----------

(7)  LONG-TERM DEBT

     Long-term debt at October 31, 2000 and 1999 consisted of the following:

                                                     2000              1999
                                               -----------------     -----------
       Note payable (a)                                $     --     $   191
       Note payable (b)                                   1,625       1,775
                                               -----------------     -----------
                                                          1,625       1,966

            Less - current portion                       (1,625)       (341)
                                               -----------------     -----------
            Long-term debt, less current
             portion                                   $     --     $ 1,625
                                               -----------------     -----------

     (a) During 1995, we entered into a $2,500 credit facility with GE Capital (formerly MetLife Capital Corporation, an affiliate of Metropolitan Life Insurance Company). Repayment of this note commenced during 1996 period and was fully repaid in February 2000.

     (b) During 1996, we entered into a five-year term loan facility with First Union National Bank, which is payable in monthly installments of $13 plus interest. The loan scheduled to be fully repaid in June 2001 at which time a balloon payment of $1,550 is due. Interest on this note is payable at LIBOR plus 1.75%, or 8.37% at October 31, 2000 and 7.17% at October 31, 1999.The weighted average interest rates for October 31, 2000, 1999 and 1998 were 8.10%, 6.92% and 7.38% respectively.

          The borrowings under the First Union Bank agreement are collateralized by a substantial portion of our equipment and a first mortgage on our Danbury, CT location. The credit agreement associated with the Notes above require us to maintain certain financial covenants, including tangible net worth, debt service coverage and liabilities to tangible net worth. We are in effective compliance with all covenants as of October 31, 2000.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






 (8) COMMITMENTS AND CONTINGENCIES

     We lease certain computer and office equipment and the Torrington, CT manufacturing facility, and office space in Washington, D.C. under operating leases expiring on various dates through 2004. Rent expense was $611, $517 and $472 for the fiscal years ended October 31, 2000, 1999 and 1998, respectively. Aggregate minimum annual payments under the lease agreements for the five years subsequent to October 31, 2000 are: 2001, $660; 2002, $592; 2003, $574; 2004, $526; and 2005, $462.

     We have royalty agreements with MTU, Santa Clara, Electric Power Research Institute (EPRI) and LADWP pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. Through October 31, 2000, we have not paid any royalties. In connection with certain contracts and grants from the United States Department of Energy (DOE), we have agreed to pay DOE 10% of the annual license income received from MTU-Friedrichshafen GmbH ("MTU"), up to $500 in total. Through 2000, we have paid to DOE a total of $280.

(9)  SHAREHOLDERS' EQUITY

     In 1999, 60,000 shares of Preferred "C" were converted to 60,000 shares of our common stock.

     We have issued warrants enabling Enron to purchase up to 1,300,000 shares of common stock at exercise prices ranging from $62 to $81 per share. The warrants will only be exercisable if Enron purchases at least 55MW of our products by September 29, 2002. There is a six-month restriction on the resale of the shares, and the warrants are non-transferable. The alliance agreement with Enron requires Enron to purchase at least 55 MW of our products by September 29, 2002, or pay us a penalty.

     At October 31, 2000, 2,640,183 shares of common stock have been reserved for issuance pursuant to our stock option plans, and our Section 423 Stock Purchase Plan.

(10) STOCK OPTION PLAN

     The Board has adopted 1988 and 1998 Stock Option Plans (collectively the Plans). Under the terms of the Plans, options to purchase up to 3,603,000 shares of common stock may be granted to our officers, key employees and directors. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year. There were no stock appreciation rights outstanding at October 31, 2000 and 1999. Costs for fixed awards with pro-rata vesting are recognized on a straight-line basis.

     In 1997, in connection with the hiring of our Chief Executive Officer, options were granted to purchase 447,000 shares of our common stock at the Purchase price of $3.294 per share (the market value at the date of the grant). We also granted options to purchase an additional 303,000 shares at $3.294 per share based upon the approval of the shareholders at the 1998 annual meeting of the shareholders.

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






     The per share weighted-average fair value of stock options granted in 2000, 1999 and 1998 was $11.82, $8.43 and $7.99, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                   RISK FREE
                     DIVIDEND    INTEREST RATE      EXPECTED       VOLATILITY
          YEAR         RATE          RANGE            LIFE           FACTOR
      ----------  ------------ ----------------  -------------   ---------------

          2000          0%       5.79 - 6.80%      7.7 years          .6884
          1999          0%       5.20 - 5.34%       10 years          .6300
          1998          0%       4.31 - 4.43%       10 years          .5495


     The following table summarizes the Plan's activity for the years ended October 31, 2000, 1999 and 1998:

                                                                WEIGHTED AVERAGE
                                          NUMBER OF SHARES       OPTION PRICE
                                         --------------------   ----------------

     Outstanding at October 31, 1997            1,253,456          $2.90
         Granted                                  453,000          $3.64
         Exercised                               (346,258)         $2.09
         Cancelled                                 (9,000)         $4.09
                                            --------------

     Outstanding at October 31, 1998            1,351,198          $3.24
         Granted                                  309,380          $3.06
         Exercised                               (148,572)         $2.80
         Cancelled                                 (9,000)         $4.09
                                            --------------

     Outstanding at October 31, 1999            1,503,006          $3.13
         Granted                                  538,003         $33.64
         Exercised                               (187,542)         $2.10
         Cancelled                                 (6,000)        $13.19
                                            --------------

     Outstanding at October 31, 2000            1,847,467         $12.08
                                            --------------


     The following table summarizes information about stock options outstanding and exercisable at October 31, 2000:

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                          WEIGHTED AVERAGE
                                             REMAINING       WEIGHTED AVERAGE                       WEIGHTED AVERAGE
 RANGE OF EXERCISE         NUMBERS        CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER EXERCISABLE   EXERCISE PRICE
       PRICE             OUTSTANDING

      $ 3.00 - 25.00          1,439,467            6.96             $ 4.14             892,593             $ 3.25
       26.00 - 75.00            360,000            9.57              34.64                   -                  -
       76.00 - 97.00             48,000            9.95              81.04                   -                  -
                      ------------------                                        -----------------
      $ 3.00 - 97.00          1,847,467            7.55            $ 12.08             892,593             $ 3.25
                      ==================                                        =================

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






EMPLOYEE  STOCK  PURCHASE  PLAN
Our shareholders adopted a Section 423 Stock Purchase Plan (the "ESPP") on April 30, 1993, and the plan was last amended on October 6, 1999. The total shares allocated to the Plan are 450,000. Under the ESPP, our eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85% of the mean between the high and low market prices on the first day of the purchase period or the last day of the purchase period. An employee may elect to have up to 25% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of the employee's subscription may not exceed $25,000 or 900 shares in any one calendar year. An employee may not participate in the ESPP if such employee, immediately after the option is granted, owns stock possessing 5% or more of the total combined voting power or value of our capital stock. As of October 31, 2000, there were 266,101 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP. As of October 31, 2000, the number of employees enrolled and participating in the ESPP was 50 and the total number of shares purchased under the ESPP was 183,899. For purposes of the pro-forma calculation, compensation cost is recognized for the fair value of the employee's purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in fiscal 2000, 1999 and 1998:


         DIVIDEND      RISK FREE      EXPECTED       VOLATILITY
  YEAR    RATE      INTEREST RATE      LIFE           FACTOR
------- ---------- --------------- -------------  --------------
  2000     0%           4.77%        6 months          62.5%
  1999     0%           4.83%        6 months          57.9%
  1998     0%           5.43%        6 months          52.7%

The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $1.58, $1.87 and $1.26, respectively.


     Plan activity for the years ended October 31, 2000, 1999 and 1998, was as follows:

                                                                 NUMBER OF
                                                                   SHARES
                                                            ------------------

             Balance at October 31, 1997                              359,503
             Issued @ $2.85                                           (20,991)
             Issued @ $4.55                                           (24,687)
                                                            ------------------

             Balance at October 31, 1998                              313,825
             Issued @ $3.69                                            (4,800)
             Issued @ $3.09                                            (3,900)
             Issued @ $3.62                                           (30,076)
                                                            ------------------

             Balance at October 31, 1999                              275,049
             Issued @ $7.28                                            (8,948)
                                                            ------------------

             Balance at October 31, 2000                              266,101
                                                            ------------------

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)






     No compensation cost has been recognized for stock options and employee stock purchase rights in the consolidated statements of income (loss). Had we determined compensation cost based on the fair value at the grant date for the stock options and employee stock purchase rights in the ESPP, our net loss and loss per share would have been the pro forma amounts indicated below.

                                              2000       1999         1998
                                             --------- --------- -------------

     Net loss:        As reported           $  (4,459)   (985)        (382)
                      Pro forma             $  (5,564) (2,015)      (1,128)


     Loss per share:  As reported - Basic
                       & Diluted            $   (0.32)  (0.08)       (0.03)
                      Pro forma - Basic
                       & Diluted            $   (0.39)  (0.16)       (0.09)

(11) EMPLOYEE BENEFITS

     The Capital Accumulation Plan for employees of FuelCell Energy, Inc. was established by us on January 19, 1987 and was last amended on June 15, 1999. A three-member pension committee administers the Plan. The plan is a 401(k) plan covering full-time our employees who have completed one year of service. We contribute an amount equal to 5% of each participant's W-2 compensation to the plan on a monthly basis. Participants are required to contribute a minimum of 3% in order to be eligible to participate and receive a company match. An employee may then choose to make voluntary contributions up to an additional 12% of W-2 compensation out of pretax earnings. Effective June 1, 1997, participants may make voluntary contributions up to an additional 6% of W-2 compensation out of after-tax earnings. We charged $328, $402, and $435 to expense during the years ended October 31, 2000, 1999 and 1998, respectively.

     The FuelCell Energy, Inc. Money Purchase Plan, a defined contribution plan was established by us on May 10, 1976 and was last amended on June 1, 1997. The Plan covers our full-time employees who have completed one year of service. We contribute an amount equal to 4% of each participant's W-2 compensation to the plan on a monthly basis. We charged $264, $312 and $343 to expense during the years ended October 31, 2000, 1999 and 1998, respectively.

(12) INCOME TAXES

     The components of Federal income tax expense (benefit) were as follows for the years ended October 31, 2000, 1999 and 1998:

                                           2000           1999           1998
                                        -----------  ------------    -----------

        Current:
          Federal                         $      -    $    (188)       $    122
          Foreign                                -             -            460
                                        -----------  ------------    ----------
                                                 -         (188)            582
                                        -----------  ------------    ----------

        Deferred:
          Federal                                -          479            (569)
          Foreign                                -            -               -
                                        -----------  ------------    ----------
                                                 -          479            (569)
                                        -----------  ------------    ----------

             Total income tax expense     $      -     $    291        $     13
                                        -----------  ------------    -----------

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)




     The components of state tax expense that are included in administrative and selling expenses for the years ended October 31, 2000, 1999 and 1998 were as follows:

                                               2000        1999         1998
                                          ----------- ----------  -------------

     Current                              $    180      $    48    $     227
     Deferred                                    -          126         (169)
                                          ----------- ----------  -----------
       Total state tax expense            $    180      $   174    $      58
                                          ----------- ----------  -----------


     The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2000, 1999 and 1998 was as follows:
                                               2000         1999          1998
                                          ----------- ------------   -----------

     Statutory Federal income tax rate      (34.0%)      (34.0%)       (34.0%)
     Nondeductible expenditures                  -         17.4          34.8
     Other, net                                  -           .9           2.8
     Valuation Allowance                     34.0%         57.6             -
                                          ----------- ------------   -----------

     Effective income tax rate                0.0%        41.9%          3.6%
                                          ----------- ------------   -----------


     Our federal and state deferred tax assets and liabilities consisted of the following at October 31, 2000 and 1999:

                                                   2000                  1999
                                              ----------------      ------------

      Deferred tax assets:
          Bad debt                                  $      69        $      31
          Compensation recognized on options              172              183
          Incentive bonuses                               193              189
          Capital loss carryforward                        25               24
          Vacation accrual                                 89               50
          Self-insurance                                   41               50
          Tax credit carryforwards                        296              590
          Santa Clara restoration reserve                 188                -
          Net operating loss                            1,666                -
          Other                                            64               14
                                              ----------------      -----------

      Gross deferred tax assets                         2,803            1,131
          Valuation allowance                          (2,244)            (573)
                                              ----------------      -----------
          Deferred tax assets after
            valuation allowance                           559              558
                                              ----------------      -----------
      Deferred tax liability:
          Accumulated depreciation                       (268)            (267)
                                              ----------------      -----------
          Gross deferred tax liability                   (268)            (267)


          Net deferred tax assets                    $    291           $  291
                                              ----------------      -----------

                              FUELCELL ENERGY, INC.
                   Notes to Consolidated Financial Statements
                            October 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)




     The federal and state valuation allowance increased approximately $1,700, this relates primarily to the current year net operating loss.

     We  have  foreign  tax  credits  of   approximately   $296   available  for
     carryforward that will expire in 2003. We have net operating loss carryforwards of approximately $4,000 that will expire in 2020.

     Management believes it is more likely than not that the remaining net deferred tax assets of $291 will be realized as the results of future operations are expected to generate sufficient taxable income to do so.

(13) EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated using the following data:

                                           2000           1999             1998
                                      ------------  ------------     -----------

      Weighted average basic
        Common shares                  14,148,797    12,453,428       12,243,054

      Effect of dilutive securities             -             -                -
                                      ------------  ------------     -----------

      Weighted average basic
        Common shares adjusted
          for diluted calculations     14,148,797    12,453,428       12,243,054
                                      ------------  ------------     -----------

     The computation of diluted loss per share for fiscal years 2000, 1999 and 1998 follows the basic calculation since common stock equivalents were antidilutive. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been antidilutive are as follows:

                                          2000                  1999
                                    -----------------     -----------------

       Stock options                   1,748,563             1,459,750

(14) SUBSEQUENT EVENTS

     On December 8, 2000 we were notified that the People's Republic of China approved the transfer to Evercel of our 50.5% ownership in the Xiamen Three Circles-ERC Battery Corp. joint venture, which was deconsolidated in February 1999 pursuant to the spin-off of Evercel. As a result of this approval, the license agreement with Evercel is terminated.


     On December 8, 2000 we reduced our investment to 24.5% in the Xiamen-ERC High Technology Joint Venture, Inc. by transferring a 42.17% ownership to Evercel pursuant to the receipt of a certificate of approval from the People's Republic of China.

     On November 21, 2000, we received approval, at a special shareholder meeting to increase the number of authorized shares of common stock from 20,000,000 to 150,000,000.

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


SIGNATURE                    CAPACITY                                       DATE

                             Chief Executive Officer, President,
                             Director (Principal Executive Officer)         January 25, 2001

/S/ Jerry D. Leitman
----------------------------
Jerry D. Leitman
                             Chief Financial Officer, Vice President,
                             Corporate Secretary, Treasurer (Principal      January 25, 2001
                             Accounting and Financial Officer)

/S/ Joseph G. Mahler
----------------------------
Joseph G. Mahler

/S/ Warren D. Bagatelle      Director                                       January 25, 2001
----------------------------
Warren D. Bagatelle

                             Executive Vice President, Chief Operating      January 25, 2001
/S/ Christopher R. Bentley   Officer and Director
----------------------------
Christopher R. Bentley

/S/ Michael Bode             Director                                       January 25, 2001
----------------------------
Michael Bode

/S/ James D. Gerson          Director                                       January 25, 2001
----------------------------
James D. Gerson

/S/ Thomas L. Kempner        Director                                       January 25, 2001
----------------------------
Thomas L. Kempner

/S/ William A. Lawson        Director                                       January 25, 2001
----------------------------
William A. Lawson

                             Executive Vice President, Chief Technology     January 25, 2001
                             Officer and Director
----------------------------
Hansraj C. Maru

/S/ Bernard S. Baker         Director                                       January 25, 2001
----------------------------
Bernard S. Baker


/S/ John A. Rolls            Director                                       January 25, 2001
----------------------------
John A. Rolls

/s/ Thomas R. Casten                                                        January 25, 2001
----------------------------
Thomas R. Casten             Director
