Form 10-K/A
period 2000-10-31
FUELCELL ENERGY INC
filed 2001-03-12
CIK 886128

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $889,508,503, which is based on the closing price of $69.688 on January 23, 2001. On January 23, 2001 there were 15,788,634 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 2001 Annual Meeting of Stockholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 2000 is incorporated by reference in Part III of this Annual Report on Form 10-K.

The Annual Report on Form 10-K of FuelCell Energy, Inc. for the fiscal year ended October 31, 2000, is hereby amended to add a new footnote 14 to the Notes to Consolidated Financial Statements contained therein. The new footnote 14 is set forth below.

     (14)     Selected Quarterly Financial Data (unaudited):

	Revenues	Net income (loss)	Earnings per share Basic and diluted

Year Ended 10/31/00
First quarter	$ 3,600	$ 5	$ 0.00
Second quarter	4,936	(1,708)	(0.26)
Third quarter	4,112	(1,307)	(0.09)
Fourth quarter	8,067	(1,449)	(0.09)

	Revenues	Net income (loss)	Earnings per share Basic and diluted

Year Ended 10/31/99
First quarter	$ 6,284	$ (348)	$ (0.06)
Second quarter	5,788	(773)	(0.12)
Third quarter	4,416	(386)	(0.03)
Fourth quarter	3,477	522	0.04

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2001	FUELCELL ENERGY, INC.
/s/ Joseph G. Mahler
Joseph G. Mahler, Chief Financial Officer