Form 10-Q
period 2001-01-31
FUELCELL ENERGY INC
filed 2001-03-16
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to_____________

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of March 15, 2001, was 15,791,575.

FUELCELL ENERGY, INC
FORM 10-Q
INDEX

Part I - Financial Information
Item 1. Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Balance Sheets
(Dollars in thousands)

	(Unaudited) January 31, 2001	October 31, 2000
ASSETS
Current assets:
Cash and cash equivalent	$68,787	74,754
Accounts receivable	4,184	3,459
Inventories	1,025	305
Deferred income taxes	291	291
Other current assets	976	596

Total current assets	75,263	79,405

Property, plant and equipment, net	12,996	9,794
Other assets, net	1,890	1,829

Total assets	$90,149	91,028

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$1,575	1,625
Accounts payable	3,388	1,626
Accrued liabilities	3,836	3,557
Deferred license fee income	-	38
Customer Advances	1,087	742

Total liabilities	9,886	7,588
Minority interest	-	189

Shareholders' equity:
Common stock ($.0001 par value): 150,000,000 and 20,000,000 shares authorized at January 31, 2001 and October 31, 2000 respectively: 15,791,575 and 15,730,710 shares issued and outstanding at January 31, 2001 and October 31, 2000, respectively	2	2
Additional paid-in capital	86,817	87,035
Accumulated deficit	(6,556)	(3,786)

Total shareholders' equity	80,263	83,251

Total liabilities and shareholders' equity	$90,149	91,028

See notes to consolidated condensed financial statements

Part I - Financial Information
Item 1. Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2001	2000
Revenues:
Research and development contracts	$4,805	3,501
Product sales and revenues	528	99

Total revenues	5,333	3,600

Costs and expenses:
Cost of product sales and revenues	2,232	103
Administrative and selling expenses	2,237	670
Depreciation	377	385
Research and development (a)	4,395	2,533

Total costs and expenses	9,241	3,691

(Loss) from operations	(3,908)	(91)

License fee income, net	69	63
Interest expense	(33)	(37)
Interest and other income, net	1,080	72

Income (Loss) before provision for income taxes	(2,792)	7

Provision for income taxes	-	2

Net income (loss)	$(2,792)	5

Earnings per share:
Basic income (loss) per share:	$($0.18)	$0.00

Basic shares outstanding	15,760,139	12,665,796

Diluted income (loss) per share	($0.18)	$0.00

Diluted shares outstanding	15,760,139	13,491,654

(a) Includes costs of:
Research and development under contracts	$3,378	1,862
Other research and development costs	1,017	671

	4,395	2,533

See notes to consolidated condensed financial statements

Part I - Financial Information
Item 1. Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended January 31,
(Dollars in thousands)
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net Loss	$(2,792)	5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation for options granted	33	33
Depreciation and amortization	463	526
(Loss) on disposal of property	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(725)	10
Inventories	(720)	(31)
Other current assets	(384)	(340)
Accounts payable	1,762	23
Accrued liabilities	289	104
Customer advances	345	-
Deferred license fee income	(38)	234

Net cash provided by (used in) operating activities	(1,767)	562

Cash flows from investing activities:
Capital expenditures	(3,582)	(128)

Net cash used in investing activities	(3,582)	(128)

Cash flows from financing activities:
Repayment of debt	(50)	(180)
Deconsolidation of the Xiamen Joint Venture	(570)	-
Equity investment costs	(351)	-
Common stock issued: stock options and stock purchase plan	353	61

Net cash used in financing activities	(618)	(119)

Net increase (decrease) in cash and cash equivalents	(5,967)	315

Cash and cash equivalents - beginning of period	74,754	6,163

Cash and cash equivalents - end of period	$68,787	6,478

Supplemental disclosure of cash paid during the period for:
Interest	$29	26
Income taxes	$23	3

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

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in us obtaining various patents and expertise in these electrochemical technologies. Since 1982 we have concentrated on developing products availing ourselves of substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other outside sources such as MTU-Friedrichshafen GmbH (" MTU"), a division of DaimlerChrysler, to whom we have licensed our fuel cell internationally. We are transitioning from a research and development company to a company focusing on commercializing our products.

NOTE 2: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The financial statements as of October 31, 2000, have been derived from audited financial statements. Certain information and footnote disclosure normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2001, and the results of operations and cash flows for the three months ended January 31, 2001 and 2000. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

The results of operations for the three months ended January 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2000 Annual Report on Form 10K.

On December 8, 2000 we were notified that the People's Republic of China approved the transfer to Evercel, Inc. of our 50.5% ownership in the Xiamen Three Circles-ERC Battery Corp. joint venture, which was deconsolidated in February 1999 pursuant to the spin-off of Evercel. As a result of this approval, the license agreement with Evercel terminated.

On December 8, 2000, pursuant to the spin-off of Evercel, we reduced our investment to 24.5% in the Xiamen-ERC High Technology Joint Venture, Inc. by transferring a 42.17% ownership to Evercel upon the receipt of a certificate of approval from the People's Republic of China. As a result of this transfer, we will be treating our 24.5% ownership as an investment, accounted for under the equity method of accounting, and will not be consolidating the technology joint venture on our balance sheet.

On November 21, 2000, we received approval, at a special shareholder meeting, to increase the number of authorized shares of common stock from 20,000,000 to 150,000,000.

NOTE 3: EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated based upon the provisions of SFAS 128 using the following data:
	Three Months Ended January 31,
	2001	2000

Weighted average basic Common shares	15,760,139	12,665,796
Effect of dilutive securities	-	825,858

Weighted average basic
Common shares adjusted for diluted calculations	15,760,139	13,491,654

The computation of diluted loss per share for the first quarter of 2001 follows the basic calculation since common stock equivalents were antidilutive. The weighted average shares of dilutive securities that would have been added to shares outstanding to calculate diluted EPS had their effect not been antidilutive for the period ended January 31, 2001 was 1,953,226.

Part I - Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited, Consolidated Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2000. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations regarding the development and commercialization of our fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference are included, but not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2000.

Results of Operations
Comparison of Three Months ended January 31, 2001 and January 31, 2000

Research and development contract revenues increased 37% to $4,805,000 in the first quarter of 2001 from $3,501,000 for the same period last year, primarily due to a higher volume of project activity in the quarter. Projects earning revenue in the quarter include the digester gas project with King County, Washington, the ship service contract with the U.S. Navy, and the Clean Coal and Vision 21 projects.

Product sales and revenues increased to $528,000 in the first quarter of fiscal 2001 from $99,000 for the same period in the last fiscal year. Activities on our field trial projects to deliver fuel cells to Los Angeles Department of Water and Power, Mercedes-Benz and Marubeni accounted for the increase in revenues.

Cost of product sales and revenues increased to $2,232,000 in the first quarter of fiscal 2001 from $103,000 in the same period last fiscal year resulting from additional demonstration projects.

Administrative and selling expense increased to $2,237,000 in the first quarter of fiscal 2001 from $670,000 in the same period last fiscal year. This increase was primarily due to the timing of the authorization to bill costs under government contracts in the prior year. Authorization to bill these costs in 2000 did not occur until later in the year. Additionally, we incurred greater employment costs, insurance premiums, and other costs of commercialization as compared to the same period in the prior year.

Depreciation decreased $8,000 to $377,000 in the first quarter of 2001 from $385,000 in the same period last year as a result of leasehold improvements from the old manufacturing facility being fully amortized in 2000. We expect that new leasehold improvements and capital additions will increase this cost in future quarters.

Research and development expense increased 74%, to $4,395,000 in the first quarter of fiscal 2001 from $2,533,000 in the same period in the last fiscal year as the result of a higher volume of project activity in the quarter.

Loss from operations increased to $3,908,000 in the first quarter of 2001 compared to a loss of $91,000 in the same period in the last year. The additional loss was due to costs incurred on demonstration projects, research and development related to new contract awards, and the higher level of administrative and selling associated with our commercialization efforts.

License fee and royalty income, net, increased 10% to $69,000 in the first quarter of fiscal 2001 compared to $63,000 in the same period last fiscal year as a result of the December 1999 amendment of the Cross-Licensing and Cross-Selling agreement with MTU.

Interest expense decreased 11% to $33,000 in the first quarter of fiscal 2001 from $37,000 in the same period last year attributable to the reduction of the indebtedness of the Company.

Interest and other income, net, increased to $1,080,000 in the first quarter of fiscal 2001 from $72,000 in the same period last year. The increase is a result of interest earned on the cash proceeds from our follow-on offering in April 2000, and from investments from Enron and PPL.

We believe that, due to our efforts to commercialize our Direct FuelCell® technology, we have and will continue to incur losses. No tax benefit has been recognized related to current year losses and other deferred tax assets, as management believes it is unlikely that the benefit from these assets will be realized in the current year.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from government contracts and cooperative agreements, field trials, borrowings, and sales of equity.

At January 31, 2001, we had working capital of $65,377,000 including $68,787,000 of cash and cash equivalents, compared to working capital of $71,817,000 including $74,754,000 of cash and cash equivalents at October 31, 2000. In support of our commercialization efforts we acquired $3,582,000 of fixed assets, and spent $1,767,000 in operating costs in the quarter.

At January 31, 2001, we had $1,575,000 of debt remaining on our credit facility. This credit facility is paid in monthly installments of $13,000 plus interest with $1,550,000 due in a balloon payment in June 2001. It is our intention to refinance the balloon payment. We have entered into a $4,000,000 loan agreement with the Connecticut Development Authority that will be used to purchase equipment for the manufacturing facility. To date, we have not borrowed any monies pursuant to this agreement.

We are increasing our manufacturing capacity to 50MW per year at our Torrington, CT facility. This will require approximately an additional $13,400,000 to be spent on equipment and facilities in 2001.

In December 1994, we entered into a Cooperative Agreement with the DOE pursuant to which they agreed to provide funding through 1999 to support the continued development and improvement of our commercial product. This agreement has recently been extended for three additional years, through 2003, with funding subject to annual approval by the U.S. Congress. The current aggregate dollar amount of that contract is $212,679,000 with the DOE providing $134,712,000 in funding. Of that amount, approximately $26,200,000 remains to be funded by the DOE, which represents amounts for 2002 and 2003. The balance of the funding is expected to be provided by our partners or licensees, other private agencies and utilities, and us. Approximately 70% of the non-DOE portion has been committed or credited to the project in the form of in-kind or direct cost share from non-U.S. government sources. It is anticipated that the balance of non-DOE funding will be obtained timely.

In addition to the DOE Cooperative Agreement, we have received a $3,125,000, 24.2% cost-shared, contract under the Vision 21 program to develop a Direct FuelCell®/turbine power plant by 2002, a $16,500,000, 20% cost-shared, contract from the U.S. Navy to demonstrate a marine fuel cell power plant operating on diesel fuel by 2003 and a $5,362,000, 50% cost-shared, contract with the DOE to develop a Direct FuelCell® utilizing coal methane gas. We have also signed an agreement with King County, Washington to deliver in 2002 a one-megawatt Direct FuelCell® power plant using municipal wastewater digester gas. The project will be cost-shared equally by King County and us and has a total value of $18,800,000.

In November 2000, we filed a shelf registration statement with the Securities and Exchange Commission. It will allow us to sell debt securities, preferred stock and common stock in an aggregate amount up to $250,000,000 for manufacturing equipment, manufacturing facilities, and other capital expenditures to support our commercialization activities and for general corporate purposes, including research and development, field trial support and working capital.

We anticipate that our existing capital resources together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long term debt obligations. The investment portfolio includes short-term United States Treasury instruments with maturities averaging three months or less. Cash is invested overnight with high credit quality financial institutions. Our note payable expires in 2001. Based on our overall interest exposure at January 31, 2001, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $672,000 annually, based on the investment of our cash balance at January 31, 2001.

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

Part II - Other Information
Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of securities holders during the first quarter of the fiscal year covered in this report.

The following item below was voted on at a special meeting of shareholders held on November 21, 2000. The result of the voting was as follows:

1.	To consider and act upon a proposal to amend the Certificate of Incorporation of FuelCell to increase the number of authorized shares of common stock from 20,000,000 shares to 150,000,000 shares.

VOTES FOR	VOTES AGAINST	ABSTAIN

11,993,620	928,824	16,661

Item 5 - Exhibits and Reports on Form 8-K

                                                                     Exhibit Index

(a) Exhibit Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)
3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)
4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

(b) Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC. /s/ Joseph G. Mahler Joseph G. Mahler Senior Vice President, CFO Treasurer/Corporate Secretary

Dated: March 15, 2001