Form 10-K/A
period 2000-10-31
FUELCELL ENERGY INC
filed 2001-04-17
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

                    (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2000

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-24852

FUELCELL ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	06-0853042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Great Pasture Road Danbury, Connecticut	06813
(Address of principal executive offices)	(Zip Code)

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

          The Annual Report on Form 10-K of FuelCell Energy, Inc. for the fiscal year ended October 31, 2000 (the "2000 Annual Report"), is hereby amended as follows:

          The 2000 Annual Report is amended to revise a sentence in the section headed "Business--Our Fuel Cell Development Program --Successful Field Trial and Demonstration Projects--Danbury Project." The fourth sentence thereunder is hereby modified to read in its entirety as follows:

"Before being disconnected, this power plant delivered more than 1.8 million kWh to our Danbury facility and demonstrated a wear rate of 0.3% per 1,000 hours."

          The 2000 Annual report is also amended to revise the section headed "Business -- Proprietary Rights." The second and third paragraphs thereunder are hereby amended to read in their entirety as follows:

"Many of our United States patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Five of our patents that were the result of DOE-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. Our patents that were the result of DOE-funded research after January 1988 automatically belong to us because of our "small business" status. We expect to continue to qualify as a "small business" for the remainder of the three-year extension of the DOE cooperative agreement.

"Seventeen United States patents, that we own, have resulted from government-funded research are subject to the risk of exercise "march-in" rights by the government. "March-in" rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if there is a national emergency (e.g. war, etc.) or if the contractor fails to continue to develop the technology. In addition, these "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. We believe, however, that the likelihood of the United States government exercising these rights is remote and would only occur if we ceased our commercialization efforts."

          The 2000 Annual Report is also amended to revise the section headed "Business -- RISK FACTORS -- The United States government has certain rights relating to our intellectual property." The first and second paragraphs thereunder are hereby amended to read in their entirety as follows:

"Many of our United States patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Five of our patents that were the result of DOE-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. Our patents that were the result of DOE-funded research after January 1988 automatically belong to us because of our "small business" status.

"Seventeen United States patents, that we own, have resulted from government-funded research are subject to the risk of exercise of "march-in" rights by the government. "March-in" rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if there is a national emergency (e.g. war, etc.), or if the contractor fails to continue to develop the technology. These "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. In addition, our government-funded research and development agreements also require us to agree that we will not use or sell any invention subject to that agreement unless the products embodying the invention, or produced through the use of such invention, will be substantially manufactured in the U.S."

          The 2000 Annual Report is also amended to revise the section headed "Business -- RISK FACTORS -- C ommercialization of our products is dependent on conducting successful field trials." The last sentence of the first paragraph thereunder is hereby amended to read in its entirety as follows:

"We have planned several field trials and demonstration projects in 2001 and 2002 for our sub-megawatt and megawatt class stationary fuel cell power plants."

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

FUELCELL ENERGY, INC.
/s/ Joseph G. Mahler
Joseph G. Mahler, Chief Financial Officer