Form 10-Q
period 2001-04-30
FUELCELL ENERGY INC
filed 2001-06-13
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-14204

FUELCELL ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0853042

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Great Pasture Road, Danbury, Connecticut	06813

(Address of principal executive offices)	(Zip code)

Registrant's telephone number including area code:  (203) 825-6000

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 8, 2001 was 31,607,660 (after giving effect to a 100% stock dividend declared on May 30, 2001).

FUELCELL ENERGY, INC.
FORM 10-Q
INDEX

Part I - Financial Information
Item 1. Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Balance Sheets
(Dollars in thousands)

	April 30, 2001 (Unaudited)	October 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$48,910	74,754
Short term investments	10,066	-
Accounts receivable	4,518	3,459
Inventories	2,247	305
Deferred income taxes	117	291
Other current assets	888	596

Total current assets	66,746	79,405

Property, plant and equipment, net	16,989	9,794
Other assets, net	1,780	1,829

Total assets	$85,515	91,028

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$1,550	1,625
Accounts payable	3,897	1,626
Accrued liabilities	3,859	3,557
Deferred license fee income	188	38
Customer Advances	811	742

Total liabilities	10,305	7,588
Minority interest	-	189

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 and 20,000,000 shares authorized at April 30, 2001 and October 31, 2000 respectively: 31,589,150 and 31,461,420 shares issued and outstanding at April 30, 2001 and October 31, 2000, respectively	3	3
Additional paid-in capital	86,858	87,034
Accumulated deficit	(11,651)	(3,786)

Total shareholders' equity	75,210	83,251

Total liabilities and shareholders' equity	$85,515	91,028

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2001	2000

Revenues:
Research and development contracts	$4,414	3,986
Product sales and revenues	2,079	950

Total revenues	6,493	4,936

Costs and expenses:
Cost of product sales and revenues	5,515	1,313
Administrative and selling expenses	2,292	1,774
Depreciation	377	380
Research and development (a)	4,265	3,353

Total costs and expenses	12,449	6,820

Loss from operations	(5,956)	(1,884)

License fee income, net	66	67
Interest expense	(28)	(33)
Interest and other income, net	845	142

Loss before provision for income taxes	(5,073)	(1,708)

Provision for income taxes	-	-

Net loss	$(5,073)	(1,708)

Earnings per share:
Basic and diluted loss per share:	$(0.16)	(0.07)

Basic and diluted shares outstanding	31,589,150	26,150,916

(a) Includes costs of:
Research and development under contracts	$3,799	2,761
Other research and development costs	466	592

	4,295	3,353

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended April 30,
	2001	2000

Revenues:
Research and development contracts	$9,219	7,487
Product sales and revenues	2,607	1,049

Total revenues	11,826	8,536

Costs and expenses:
Cost of product sales and revenues	7,747	1,416
Administrative and selling expenses	4,529	2,444
Depreciation	754	765
Research and development (a)	8,660	5,886

Total costs and expenses	21,690	10,511

Loss from operations	(9,864)	(1,975)

License fee income, net	135	130
Interest expense	(61)	(70)
Interest and other income, net	1,925	214

Loss before provision for income taxes	(7,865)	(1,701)

Provision for income taxes	-	2

Net loss	$(7,865)	(1,703)

Earnings per share:
Basic and diluted loss per share:	$(0.25)	(0.07)

Basic and diluted shares outstanding	31,546,276	25,739,148

(a) Includes costs of:
Research and development under contracts	$7,177	4,623
Other research and development costs	1,483	1,263

	8,660	5,886

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Cash Flows
  (Dollars in thousands)
(Unaudited)

	Six Months Ended April 30,
	2001	2000

Cash flows from operating activities:
Net Loss	$(7,865)	(1,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation for options granted	67	67
Depreciation and amortization	927	970
Gain on disposal of property	-	40
Deferred income tax expense	174	-
Minority interest loss	-	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,059)	219
Inventories	(1,942)	893
Other current assets	(296)	(197)
Accounts payable	2,271	254
Accrued liabilities	313	589
Customer advances	69	24
Deferred license fees	150	159

Net cash (used in) provided by operating activities	(7,191)	1,312

Cash flows from investing activities:
Capital expenditures	(7,952)	(401)
Short term investments - Treasury notes	(10,066)	-
Payments on other assets	-	42

Net cash used in investing activities	(18,018)	(359)

Cash flows from financing activities:
Repayment of debt	(75)	(266)
Deconsolidation of the Xiamen Joint Venture	(570)	-
Equity investment costs	(351)	-
Common stock issued	361	57,636

Net cash (used in) provided by financing activities	(635)	57,370

Net increase (decrease) in cash and cash equivalents	(25,844)	58,323

Cash and cash equivalents - beginning of period	74,754	6,163

Cash and cash equivalents - end of period	$48,910	64,486

Supplemental disclosure of cash paid during the period for:
Interest	$53	60
Income taxes	$128	41

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2000 have been derived from audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2001, the results of operations for the three and six months ended April 30, 2001 and 2000, and cash flows for the six months ended April 30, 2001 and 2000.

The results of operations for the three and six months ended April 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2000 Annual Report on Form 10K, as amended.

All share and per share information give effect to a stock dividend of one additional share of common stock for every one share held on June 12, 2001, the record date, which was declared on May 30, 2001 and will be paid on June 19, 2001 (see note 6 - Subsequent Events).

FUELCELL ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS
CONTINUED

NOTE 3:  EARNINGS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS 128.

The computation of diluted loss per share for the second quarter of 2001 follows the basic calculation since common stock equivalents were antidilutive. The weighted average shares of dilutive securities that would have been added to shares outstanding to calculate diluted EPS had their effect not been antidilutive for the six months ended April 30, 2001 and 2000 was 4,193,452 and 3,272,648, respectively.

NOTE 4:  SHORT-TERM INVESTMENTS

Short-term investments consist of United States Treasury Notes. The notes are classified as held-to maturity since we have the ability and intent to hold them until maturity. The notes are being carried at book value, which is principal plus accrued interest purchased.

The notes were purchased in four traunches with maturity dates from July 31, 2001 to October 31, 2001 and interest rates from 5.500% and 5.875%.

We purchased these notes at par plus accrued interest of approximately $66,000.

NOTE 5:  INVENTORIES

The components of inventory at April 30, 2001 and October 31, 2000 consisted of the following:
COMPONENT	APRIL 30, 2001	OCTOBER 31, 2000

Raw materials	$ 1,891	$ 197
Work-in-process	356	108

Total	$ 2,247	$ 305

NOTE 6:  SUBSEQUENT EVENTS

On May 30, 2001, we declared a 100% stock dividend on our common stock, having the effect of a two-for-one stock split. Stockholders of record on June 12, 2001 shall be entitled to receive one additional share of common stock on June 19, 2001 for each share of our common stock held on that date. All share and per share data have been adjusted retroactively to give effect to the stock dividend.

On June 12, 2001, we announced an agreement to sell 6,900,000 shares (after giving effect to the stock dividend discussed above) of our common stock in an underwritten public offering, which will result in net proceeds of approximately $241.5 million. We intend to use the proceeds from this offering to expand our manufacturing facilities and purchase capital equipment in support of our commercialization efforts, and for general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended October 31, 2000. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations regarding the development and commercialization of our fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference are included, but not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K, as amended, filed for the fiscal year ended October 31, 2000.

Results of Operations
Comparison of Three Months ended April 30, 2001 and April 30, 2000

Research and development contract revenues increased 11%, to $4,414,000, in the second quarter of 2001 from $3,986,000 for the same period last year. New projects that increased revenue included King County, Washington, which utilizes digester gas, the U.S. Navy Phase II using diesel fuel, Clean Coal, using coal based synfuel, Coal Mine Methane, and Vision 21 which includes the design of a 40MW ultra-high efficiency fuel cell/turbine.

Product sales and revenues increased to $2,079,000 in the second quarter of fiscal 2001 from $950,000 for the same period in the last fiscal year. Revenues on field trial projects for the Los Angeles Department of Water and Power, Mercedes-Benz and Marubeni accounted for the increase.

Cost of product sales and revenues increased to $5,515,000 in the second quarter of fiscal 2001 from $1,313,000 in the same period last fiscal year resulting from additional field trial projects.

Administrative and selling expense increased 29%, to $2,292,000, in the second quarter of fiscal 2001 from $1,774,000 in the same period last fiscal year due to higher employment and other costs of commercialization.

Depreciation remained relatively unchanged at $377,000 in the second quarter of 2001 as compared to $380,000 in the same period last fiscal year.

Research and development expense increased 27%, to $4,265,000, in the second quarter of fiscal 2001 from $3,353,000 in the same period in the last fiscal year as a result of an increased number of research projects. Our cost sharing provision on these contracts ranges from 20% to 50% of total cost.

Loss from operations increased to $5,073,000 in the second quarter of 2001 compared to a loss of $1,708,000 in the same period last fiscal year. The increased loss was due to costs incurred on demonstration projects, research and development and administrative and selling associated with our commercialization efforts.

License fee and royalty income of $66,000, net, for the second quarter of fiscal 2001 remained relatively unchanged compared to $67,000 in the same period last fiscal year.

Interest expense decreased $5,000, or 15%, to $28,000 in the second quarter of fiscal 2001 from $33,000 in the same period last fiscal year. The decrease is attributable to the reduction of the indebtedness of the Company.

Interest and other income, net, increased to $845,000 in the second quarter of fiscal 2001 from $142,000 in the same period last fiscal year. The increase is a result of interest earned on the balance of cash proceeds from our follow-on offering in April 2000, and from cash received from Enron and PPL.

We believe that, due to our efforts to commercialize our Direct FuelCell® technology, we have and will continue to incur losses. No tax benefit has been recognized related to current year losses and other deferred tax assets, as management believes it is unlikely that the benefit from these assets will be realized.

Results of Operations
Comparison Six Months ended April 30, 2001 and April 30, 2000

Research and development contract revenues increased 23%, to $9,219,000, in the 2001 period from $7,487,000 for the same period last fiscal year. New projects including King County, Washington, the second phase of the ship service contract with the U.S. Navy, Clean Coal, Coal Mine Methane and Vision 21 contributed to the increase in revenue.

Product sales and revenues increased to $2,607,000 in the 2001 period from $1,049,000 for the same period in the last fiscal year. Manufacturing and assembly on our field trial projects to deliver fuel cells to Los Angeles Department of Water and Power, Mercedes-Benz and Marubeni accounted for the increase.

Cost of product sales and revenues increased to $7,747,000 in the 2001 period from $1,416,000 in the same period last fiscal year. The increase was due to field trial projects.

Administrative and selling expense increased to $4,529,000 in the fiscal 2001 period from $2,444,000 in the same period last fiscal year. This increase was primarily due to the timing of the authorization to bill costs under government contracts in the prior year. Authorization to bill these costs in 2000 did not occur until later in the year. Additionally, we incurred higher employment and other costs of commercialization as compared to the same period last fiscal year.

Depreciation decreased $11,000 to $754,000 in the fiscal 2001 period from $765,000 in the same period last fiscal year as a result of leasehold improvements from the companies prior manufacturing facility being fully amortized in 2000. We expect that new leasehold improvements and increased capital additions will offset this cost reduction in future quarters.

Research and development expense increased 47%, to $8,660,000, in the fiscal 2001 period from $5,886,000 in the same period in the last fiscal year as a result of higher volume on research projects. These contracts contain cost sharing provisions ranging from 20% to 50% of total cost.

Loss from operations increased to $9,864,000 in the fiscal 2001 period from a loss of $1,975,000 in the same period in the last fiscal year. The increased loss was due to costs incurred on demonstration and field trial projects, research and development costs related to new contract awards, and administrative and selling costs associated with our commercialization efforts.

License fee and royalty income, net, increased to $135,000 in the fiscal 2001 period compared to $130,000 in the same period last fiscal year as a result of the December 1999 license agreement with MTU.

Interest expense decreased 13%, to $61,000, in the fiscal 2001 period from $70,000 in the same period last fiscal year. The decrease is attributable to the reduction of the indebtedness of the Company.

Interest and other income, net, increased to $1,925,000 in the fiscal 2001 period from $214,000 in the same period last fiscal year. The increase is a result of interest earned on the balance of cash proceeds from our follow-on offering in April 2000, and from cash received from Enron and PPL.

As previously mentioned, no tax benefit has been recognized related to current year losses and other deferred tax assets, as management believes it is unlikely that the benefit from these assets will be realized.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from government contracts and cooperative agreements, field trials, borrowings, and sales of equity.

At April 30, 2001, we had working capital of $56,441,000 including $48,910,000 of cash and cash equivalents and $10,066,000 in short-term investments, compared to working capital of $71,817,000 including $74,754,000 of cash and cash equivalents at October 31, 2000. In support of our commercialization efforts we acquired $7,952,000 of fixed assets, and incurred $7,191,000 in operating costs in the six-month period.

At April 30, 2001, we had $1,550,000 of debt remaining on our credit facility. This credit facility is paid in monthly installments of $13,000 plus interest with $1,500,000 due in a balloon payment in June 2001. It is our intention to refinance the balloon payment. We have entered into a $4,000,000 loan agreement with the Connecticut Development Authority that will be used to purchase equipment for the manufacturing facility. To date, we have not borrowed any monies pursuant to this agreement.

We expect to increase our manufacturing capacity to 50MW per year at our new Torrington, CT facility by the end of 2001. This will require additional expenditures for equipment and facilities of approximately $11,500,000 in 2001.

In December 1994, we entered into a Cooperative Agreement with the DOE pursuant to which they agreed to provide funding through 1999 to support the continued development and improvement of our commercial product. This agreement was extended in 2000 for three additional years, through 2003, with funding subject to annual approval by the U.S. Congress. The current aggregate dollar amount of that contract is $212,679,000 with the DOE providing $134,712,000 in funding. Of that amount, approximately $26,200,000 remains to be funded by the DOE, which represents amounts for 2002 and 2003.

Approximately 70% of the $77,967,000 balance of the funding has been provided by our partners or licensees, other private agencies, utilities, and us in the form of in-kind or direct cost-share sources. It is anticipated that the balance of non-DOE funding will be obtained in a timely fashion.

In addition to the DOE Cooperative Agreement, we have received a $3,125,000, 24.2% cost-shared, contract under the Vision 21 program to develop a Direct FuelCell®/turbine power plant by 2002, a $16,500,000, 20% cost-shared, contract from the U.S. Navy to demonstrate a marine fuel cell power plant operating on diesel fuel by 2003, and a $5,362,000, 50% cost-shared, contract with the DOE to develop a Direct FuelCell® utilizing coal methane gas. We have also signed an agreement with King County, Washington to deliver, in 2002, a one-megawatt Direct FuelCell® power plant using municipal wastewater digester gas. The total value of the contract is $18,800,000, of which approximately $9,400,000 will be funded by us.

In November 2000, we filed a shelf registration statement with the Securities and Exchange Commission. It will allow us to sell debt securities, preferred stock and common stock, from time to time, in an aggregate amount up to $250,000,000 for manufacturing equipment, manufacturing facilities, and other capital expenditures to support our commercialization activities, and for general corporate purposes, including research and development, field trial support and working capital. The Securities and Exchange Commission declared this registration statement effective on June 4, 2001.

We anticipate that our existing capital resources together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements in connection with our commercialization efforts through 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio, short-term investments, and long term debt obligations. The investment portfolio includes short-term United States Treasury instruments with maturities averaging three months or less. Our short-term investments consist of United States treasury notes with maturities greater than three months. Cash is invested overnight with high credit quality financial institutions. Our note payable expires in 2001. Based on our overall interest exposure at April 30, 2001, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $489,000 annually, based on the investment of our cash balance at April 30, 2001.

Part II - Other Information
Item 4.  Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of securities holders during the second quarter of the fiscal year covered in this report.

The FuelCell Energy, Inc. Annual Shareholders' Meeting was held on March 28, 2001.

1.  The meeting involved the election of the following directors to hold office until the next annual meeting of shareholders. All of the directors on the slate were elected.
Jerry D. Leitman	Bernard S. Baker	Hansraj C. Maru
Christopher R. Bentley	Thomas L. Kempner	Warren D. Bagatelle
Michael Bode	James D. Gerson	William A. Lawson
John A. Rolls	Thomas R. Casten

The results of the voting were as follows:

ELECTION OF DIRECTORS

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Jerry D. Leitman	22,559,532	500,552
Bernard S. Baker	22,561,576	498,508
Hansraj C. Maru	22,561,856	498,228
Christopher R. Bentley	22,550,072	510,012
Warren D. Bagatelle	22,549,152	510,932
Michael Bode	22,318,490	741,594
Thomas R. Casten	22,326,962	733,122
James D. Gerson	22,561,132	498,952
Thomas L. Kempner	22,301,906	758,178
William A. Lawson	22,559,894	518,190
John A. Rolls	22,364,968	695,116

Additionally, the following matter was voted on during the Annual Shareholders Meeting on March 28, 2001. The result of the voting was as follows:

2.  To amend the 1998 Equity Incentive Plan to increase the aggregate number of common shares available under the Plan to 3,500,000 shares. In addition, to amend the Plan to provide (i) non-qualified stock options would be able to be transferred at such times and in such a manner as provided by the committee administering the Plan; (ii) no more than 200,000 option shares would be available to any participant in any calendar year; and (iii) the Plan would be administered by either the compensation committee of the Board of Directors or such other committee of not less than two members of the Board of Directors, appointed by the Board of Directors, and those members would not be employee directors.

VOTES FOR	VOTES AGAINST	ABSTAIN

20,354,702	2,388,064	317,318

Item 5. - Exhibits and Reports on Form 8-K

Exhibit Index

(a)  Exhibit Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

(b)  Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, CFO
Treasurer/Corporate Secretary

Dated:  June 13, 2001