Form 10-Q
period 2001-07-31
FUELCELL ENERGY INC
filed 2001-09-07
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of September 6, 2001 was 38,988,788.

FUELCELL ENERGY, INC.
FORM 10-Q
INDEX

Part I  -  Financial Information
 Item 1.   Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Balance Sheets
(Dollars in thousands)

	July 31, 2001 (Unaudited)	October 31, 2000

ASSETS

Current assets:
Cash and cash equivalents	$292,704	74,754
Short term investments	7,555	-
Accounts receivable	6,334	3,459
Inventories	3,950	305
Deferred income taxes	117	291
Other current assets	787	596

Total current assets	311,447	79,405

Property, plant and equipment, net	21,165	9,794
Other assets, net	1,653	1,829

Total assets	$334,265	91,028

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$175	1,625
Accounts payable	2,156	1,626
Accrued liabilities	5,322	3,557
Deferred license fee income	113	38
Customer Advances	672	742

Total current liabilities	8,438	7,588

Long-term debt	1,252	-

Total liabilities	9,690	7,588

Minority interest	-	189

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 and 40,000,000 shares authorized at July 31, 2001 and October 31, 2000 respectively: 38,982,088 and 31,461,420 shares issued and outstanding at July 31, 2001 and October 31, 2000, respectively	4	3
Additional paid-in capital	338,987	87,034
Accumulated deficit	(14,416)	(3,786)

Total shareholders' equity	324,575	83,251

Total liabilities and shareholders' equity	$334,265	91,028

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
 Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,
	2001	2000

Revenues:
Research and development contracts	$5,370	3,963
Product sales and revenues	2,252	149

Total revenues	7,622	4,112

Costs and expenses:
Cost of product sales and revenues	3,724	904
Administrative and selling expenses	2,097	1,684
Depreciation	416	346
Research and development (a)	5,705	3,470

Total costs and expenses	11,942	6,404

Loss from operations	(4,320)	(2,292)

License fee income, net	68	68
Interest expense	(27)	(36)
Interest and other income, net	1,514	953

Loss before provision for income taxes	(2,765)	(1,307)

Provision for income taxes	-	-

Net loss	$(2,765)	(1,307)

Earnings per share:
Basic and diluted loss per share:	$(0.08)	(0.04)

Basic and diluted shares outstanding	35,235,675	30,735,228

(a) Includes costs of:
Research and development under contracts	$4,853	3,142
Other research and development costs	852	328

	5,705	3,470

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
 Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended July 31,
	2001	2000

Revenues:
Research and development contracts	$14,589	11,450
Product sales and revenues	4,859	1,198

Total revenues	19,448	12,648

Costs and expenses:
Cost of product sales and revenues	11,471	2,320
Administrative and selling expenses	6,626	4,128
Depreciation	1,170	1,111
Research and development (a)	14,365	9,356

Total costs and expenses	33,632	16,915

Loss from operations	(14,184)	(4,267)

License fee income, net	203	198
Interest expense	(88)	(106)
Interest and other income, net	3,439	1,167

Loss before provision for income taxes	(10,630)	(3,008)

Provision for income taxes	-	2

Net loss	$(10,630)	(3,010)

Earnings per share:
Basic and diluted loss per share:	$(0.32)	(0.11)

Basic and diluted shares outstanding	32,793,871	27,415,072

(a) Includes costs of:
Research and development under contracts	$12,030	7,765
Other research and development costs	2,335	1,591

	14,365	9,356

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
 Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2001	2000

Cash flows from operating activities:
Net Loss	$(10,630)	(3,010)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation for options granted	100	100
Depreciation and amortization	1,427	1,429
Gain on disposal of property	-	59
Deferred income tax expense	174	-
Minority interest loss	-	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,875)	(824)
Inventories	(3,645)	954
Other current assets	(195)	(156)
Accounts payable	530	252
Accrued liabilities	1,775	1,440
Customer advances	(70)	31
Deferred license fees	75	83
Other	48	-

Net cash (used in) provided by operating activities	(13,286)	348

Cash flows from investing activities:
Capital expenditures	(12,548)	(1,620)
Short term investments - Treasury notes	(7,555)	-
Payments on other assets	-	5

Net cash used in investing activities	(20,103)	(1,615)

Cash flows from financing activities:
Sale of common stock	251,500	57,565
Long-term debt borrowings	1,427	-
Repayment of debt	(1,625)	(304)
Deconsolidation of the Xiamen Joint Venture	(570)	-
Common stock and equity investment costs	(629)	-
Common stock issued for stock plans	1,236	132

Net cash provided by financing activities	251,339	57,393

Net increase in cash and cash equivalents	217,950	56,126

Cash and cash equivalents - beginning of period	74,754	6,163

Cash and cash equivalents - end of period	$292,704	62,289

Supplemental disclosure of cash paid during the period for:
Interest	$87	94
Income taxes	$128	150

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

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in these electrochemical technologies. Since 1982 we have concentrated on developing products availing ourselves of substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other outside sources such as MTU-Friedrichshafen GmbH ("MTU"), a division of DaimlerChrysler, to whom we have licensed our fuel cell internationally. We are transitioning from a research and development company to a company focusing on commercializing our products. Our current plan is to begin shipping commercial units in 2002.

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2000 have been derived from audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2001, the results of operations for the three and nine months ended July 31, 2001 and 2000, and cash flows for the nine months ended July 31, 2001 and 2000.

The results of operations for the three and nine months ended July 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2000 Annual Report on Form 10K, as amended.

NOTE 3:  CAPITAL STOCK

On June 12, 2001, we announced an agreement to sell 6,900,000 shares of our common stock in an underwritten public offering, which resulted in net proceeds of approximately $241.2 million. We intend to use the proceeds from this offering to expand our manufacturing facilities and purchase capital equipment in support of our commercialization efforts, and for general corporate purposes.

On June 18, 2001, Marubeni Corporation agreed to purchase 268,114 shares of our common stock at $37.30 per share for $10 million.

On June 19, 2001, we paid a 100% stock dividend on our common stock, having the effect of a two-for-one stock split. Stockholders of record received one additional share of common stock for each share of our common stock held on June 12, 2001, the record date. All share and per share data have been adjusted retroactively to give effect to the stock dividend.

NOTE 4:  DISTRIBUTION AND ALLIANCE AGREEMENTS

On June 18, 2001, we announced the signing of a comprehensive strategic alliance agreement with Marubeni Corporation. Under the agreement, Marubeni will initially order 3 MW of Direct FuelCell® (DFC®) power plants, and is targeting orders of at least 45 MW over the next two years in Japan and Asia. We plan to form a joint venture with Marubeni for the purpose of assembling DFC modules in Asia from fuel cells provided by us.

Marubeni has invested $10 million in FuelCell Energy through the purchase of 268,114 shares of our common stock at $37.30 per share, and is expected to invest and additional $30 million over the term of the agreement. In addition, we have granted Marubeni four warrants, each to purchase 475,000 shares of our common stock, with exercise prices ranging from $37.30 to $48.49 per share. These warrants will vest over the next two years, based on Marubeni reaching 45 MW of orders for DFC power plants. For accounting purposes, we expect that the fair value of these warrants will be netted against the revenues attributable to the purchase of our products by Marubeni. The warrants will expire in September 2003. The alliance agreement requires Marubeni to either purchase at least 45 MW of our products by September 2003, or pay us a penalty.

NOTE 5:  EARNINGS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS 128.

The computation of diluted loss per share for the third quarter and nine months ended July 31, 2001 is the same as the basic calculation since common stock equivalents were antidilutive. The weighted average shares of dilutive securities that would be included in determining diluted EPS, had their effect not been antidilutive, for the third quarter and nine months ended July 31, 2001 and 2000 was 3,997,252 and 3,580,648 stock options, respectively. For the third quarter and nine months ended July 31, 2001 and 2000, there were 4,500,000 and 2,600,000 warrants, respectively, to purchase our common stock. These warrants would be excluded from the dilution calculation since their vesting is contingent upon certain future performance requirements.

NOTE 6:  SHORT-TERM INVESTMENTS

Short-term investments consist of United States Treasury Notes. The notes are classified as held to maturity since we have the ability and intention to hold them until maturity. The notes are being carried at amortized cost, which is principal plus accrued interest purchased.

The notes were purchased in four traunches with maturity dates from July 31, 2001 to October 31, 2001 and interest rates from 5.500% and 5.875%.

NOTE 7:  INVENTORIES

The components of inventory at July 31, 2001 and October 31, 2000 consisted of the following:

	JULY 31,	OCTOBER 31,
COMPONENT	2001	2000

Raw materials	$ 2,817,000	$ 197,000
Work-in-process	1,133,000	108,000
Total	$ 3,950,000	$ 305,000

NOTE 8:  LOAN PAYABLE

On June 29, 2000, we entered into a loan agreement with the Connecticut Development Authority, from which we can borrow up to $4,000,000. The loan is secured by machinery and equipment purchased under the loan. The promissory note is payable monthly over six and one-half years, with interest computed annually based on the ten-year U.S. Treasury note plus 2½%. Our current rate of interest is 7.9%. Borrowings as of July 31, 2001 totaled $1,427,000.

On June 21, 2001, we repaid $1,538,000 of debt remaining on our prior credit facility.

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

Results of Operations
Comparison of Three Months ended July 31, 2001 and July 31, 2000

Research and development contract revenues increased 36%, to $5,370,000, in the third quarter of 2001 from $3,963,000 for the same period last year. New projects included King County, Washington, which utilizes digester gas, the U.S. Navy Phase II using diesel fuel, Clean Coal, using coal based synfuel, Coal Mine Methane, and Vision 21 which includes the design of a 40 MW ultra-high efficiency fuel cell/turbine.

Product sales and revenues increased to $2,252,000 in the third quarter of fiscal 2001 from $149,000 for the same period in the last fiscal year. Revenues on field trial projects for the Los Angeles Department of Water and Power, MTU, Mercedes-Benz and Marubeni accounted for the increase.

Cost of product sales and revenues increased to $3,724,000 in the third quarter of fiscal 2001 from $904,000 in the same period last fiscal year resulting from additional field trial projects and sales of fuel cells to MTU.

Administrative and selling expense increased 25%, to $2,097,000, in the third quarter of fiscal 2001 from $1,684,000 in the same period last fiscal year due to employment and other costs of commercialization.

Depreciation increased 20%, to $416,000, in the third quarter of 2001 as compared to $346,000 in the same period last fiscal year, due to higher capital expenditures.

Research and development expense increased 64%, to $5,705,000, in the third quarter of fiscal 2001 from $3,470,000 in the same period in the last fiscal year as a result of additional research projects.

Loss from operations increased 88%, to $4,320,000, in the third quarter of 2001 compared to a loss of $2,292,000 in the same period last fiscal year. This was driven by costs incurred on field trial projects, research and development and administrative and selling associated with our commercialization efforts.

License fee and royalty income of $68,000, net, for the third quarter of fiscal 2001 remained unchanged compared to the same period last fiscal year.

Interest expense decreased 25%, to $27,000, in the third quarter of fiscal 2001 from $36,000 in the same period last fiscal year due to the reduction of the indebtedness of the Company.

Interest and other income, net, increased 59%, to $1,514,000, in the third quarter of fiscal 2001 from $953,000 in the same period last fiscal year due to interest earned on the balance of cash proceeds from our offering and Marubeni.

We believe that, due to our efforts to commercialize our Direct FuelCell® technology, we have and will continue to incur losses. No tax benefit has been recognized related to current year losses and other deferred tax assets, as management believes it is unlikely that the benefit from these assets will be realized.

Results of Operations
Comparison Nine Months ended July 31, 2001 and July 31, 2000

Research and development contract revenues increased 27%, to $14,589,000, in the 2001 period from $11,450,000 for the same period last fiscal year. New projects, including King County, Washington, the second phase of the ship service contract with the U.S. Navy, Clean Coal, Coal Mine Methane and Vision 21, contributed to the additional revenue.

Product sales and revenues increased to $4,859,000 in the 2001 period from $1,198,000 for the same period in the last fiscal year. Manufacturing and assembly on our field trial projects to deliver fuel cells to Los Angeles Department of Water and Power, MTU, Mercedes-Benz and Marubeni accounted for the increase.

Cost of product sales and revenues increased to $11,471,000 in the 2001 period from $2,320,000 in the same period last fiscal year. The additional cost was due to field trial projects and sales of fuel cells to MTU.

Administrative and selling expense increased 61%, to $6,626,000, in the fiscal 2001 period from $4,128,000 in the same period last fiscal year. This was due to higher employment and other costs of commercialization and the timing of the authorization to bill costs under government contracts in the prior year which did not occur until the fourth quarter.

Depreciation increased 5%, to $1,170,000, in the fiscal 2001 period from $1,111,000 in the same period last fiscal year as a result of higher capital expenditures.

Research and development expense increased 54%, to $14,365,000, in the fiscal 2001 period from $9,356,000 in the same period in the last fiscal year as a result of higher volume on research projects.

Loss from operations increased to $14,184,000 in the fiscal 2001 period from a loss of $4,267,000 in the same period in the last fiscal year. The additional loss was due to costs incurred on field trial projects, research and development costs related to new contract awards, and administrative and selling costs associated with our commercialization efforts.

License fee and royalty income, net, increased 3%, to $203,000, in the fiscal 2001 period compared to $198,000 in the same period last fiscal year as a result of the terms of the December 1999 license agreement with MTU.

Interest expense decreased 17%, to $88,000, in the fiscal 2001 period from $106,000 in the same period last fiscal year due to the reduction of the indebtedness of the Company.

Interest and other income, net, increased to $3,439,000 in the fiscal 2001 period from $1,167,000 in the same period last fiscal year. This resulted from interest earned on the balance of cash proceeds from our offering and cash received from Marubeni in June 2001.

As previously mentioned, no tax benefit has been recognized related to current year losses and other deferred tax assets, as management believes it is unlikely that the benefit from these assets will be realized.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from government contracts and cooperative agreements, field trials, and sales of equity.

At July 31, 2001, we had working capital of $303,009,000, including $292,704,000 of cash and cash equivalents and $7,555,000 in short-term investments, compared to working capital of $71,817,000, including $74,754,000 of cash and cash equivalents, at October 31, 2000. In support of our commercialization efforts we acquired $12,548,000 of fixed assets, and used $13,286,000 for operating activities in the nine-month period.

At July 31, 2001, we had $1,427,000 of debt pursuant to a $4,000,000 loan agreement with the Connecticut Development Authority. The borrowings are being used to purchase equipment for our new manufacturing facility in Torrington, CT.

In June 2001, Marubeni Corporation purchased 268,114 shares of our common stock at $37.30 per share for $10,000,000.

On June 21, 2001, we repaid $1,538,000 of debt remaining on our prior credit facility.

We expect to increase our manufacturing capacity to 50 MW per year at our new Torrington, CT facility by the end of 2001. This will require additional expenditures for equipment and facilities of approximately $3,000,000.

In December 1994, we entered into a Cooperative Agreement with the DOE pursuant to which they agreed to provide funding to support the continued development and improvement of our commercial product. This agreement was extended in 2000 for three additional years, through 2003, with funding subject to annual approval by the U.S. Congress. The current aggregate dollar amount of that contract is $212,679,000 with the DOE providing $134,712,000 in funding. Of that amount, approximately $26,200,000 remains to be funded by the DOE, which represents amounts for 2002 and 2003.

Approximately 70% of the $77,967,000 balance of the funding has been provided by our partners or licensees, other private agencies, utilities, and us in the form of in-kind or direct cost-share sources. It is anticipated that the balance of non-DOE funding will be obtained in a timely fashion.

In addition to the DOE Cooperative Agreement, we have received a $3,125,000, 24.2% cost-shared, contract under the Vision 21 program to develop a Direct FuelCell®/turbine power plant by 2002, a $16,500,000, 20% cost-shared, contract from the U.S. Navy to demonstrate a marine fuel cell power plant operating on diesel fuel by 2003, a $5,362,000, 50% cost-shared, contract with the DOE to develop a Direct FuelCell® utilizing coal methane gas, and a $34,573,00, 50% cost-shared, contract with Global Energy, Inc. to supply fuel cell technology for a 2 MW, coal gasification, fuel cell power plant. We expect this plant to be operational in 2003. We have also signed an agreement with King County, Washington to deliver, in 2002, a one-megawatt Direct FuelCell® power plant using municipal wastewater digester gas. The total value of the contract is $18,800,000, of which approximately $9,400,000 will be funded by us.

On June 15, 2001, we sold 6,900,000 shares of our common stock in an underwritten public offering at $35 per share, which resulted in net proceeds of approximately $241.2 million. This offering was made pursuant to our November 2000 filing of a shelf registration statement with the Securities and Exchange Commission. The proceeds will be used for manufacturing equipment, manufacturing facilities, and other capital expenditures to support our commercialization activities, and for general corporate purposes, including research and development, field trial support and working capital.

We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to sustain our planned financial requirements until we attain profitability.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 revises the guidance for business combinations and eliminates the pooling method. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and adopts the impairment approach. Neither of these standards, which are effective for fiscal years beginning after December 15, 2001, is anticipated to have any impact on our financial condition or results from operations.

Additionally, in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the quarter ending January 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. It is not practicable at this time for management to estimate the impact of adopting this Statement at the date of this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio, short-term investments, and long term debt obligations. The investment portfolio includes short-term United States Treasury instruments with maturities averaging three months or less. Our short-term investments consist of United States treasury notes with maturities greater than three months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2001, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $2,900,000 annually, based on the investment of our cash balance at July 31, 2001.

Part II  -  Other Information
Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Exhibits and Reports on Form 8-K

Exhibit Index

(a)   Exhibit Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

(b)   Reports on Form 8-K

We filed on Form 8-K dated May 31, 2001 under Item 5 "Other Events," a press release announcing the Board of Directors declaration of a 100 percent stock dividend on our common stock, and under Item 7 "Exhibits," a press release announcing financial results for the quarter ended April 30, 2001 and certain operating data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, CFO
Treasurer/Corporate Secretary

Dated:  September 7, 2001