Form 10-K
period 2001-10-31
FUELCELL ENERGY INC
filed 2002-01-29
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

          (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2001

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $527,350,314, which is based on the closing price of $15.91 on January 25, 2002. On January 25, 2002 there were 39,090,078 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 2001 is incorporated by reference in Part III of this Annual Report on Form 10-K.

FUELCELL ENERGY, INC.

INDEX

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

Background

Information contained in this Report concerning the electric power supply industry and the distributed generation market, our general expectations concerning this industry and this market, and our position within this industry are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of this industry and this market, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this Annual Report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the electric power supply industry and the distributed generation market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under "Risk Factors" in Item 1 of this Annual Report.

As used in this Annual Report, all degrees refer to Fahrenheit (°F), and kilowatt and megawatt numbers designate nominal or rated capacity of the referenced power plant. As used in this Annual Report, "efficiency" or "electrical efficiency" means the ratio of the electrical energy (AC) generated in the conversion of a fuel to the total energy contained in the fuel; "overall energy efficiency" refers to efficiency based on the electrical output plus useful heat output of the power plant; "kilowatt" (kW) means 1,000 watts; "megawatt" (MW) means 1,000,000 watts; "megawatt hour" (MWh) is equal to 1 MW of power supplied to or taken from an electric circuit steadily for one hour; and "kilowatt hour" (kWh) is equal to 1 kW of power supplied to or taken from an electric circuit steadily for one hour.

PART I

Item 1.	Business

Introduction

We are a leading developer of carbonate fuel cell technology for stationary power generation. We have designed and are beginning to commercialize fuel cell power plants that offer significant advantages compared to existing power generation technology. These advantages include higher fuel efficiency, significantly lower emissions, quieter operation, lower vibration, flexible siting and permitting requirements, scalability and potentially lower operating, maintenance and generation costs. We have conducted successful field trials of 250 kW and 2 MW units.

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in these electrochemical technologies. For the last eighteen years, we have concentrated on developing products availing ourselves of substantial funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other sources such as MTU-Friedrichshafen GmbH ("MTU"), a division of DaimlerChrysler, to whom we have licensed our fuel cell technology internationally. Other equity investment partners include PPL Energy Services and Marubeni Corporation.

Our carbonate fuel cell, known as the Direct FuelCell®, is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas, by reforming the fuel inside the fuel cell to produce hydrogen. We believe that this "one-step" process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as proton exchange membrane (PEM) and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen. This external equipment increases capital cost and reduces electrical efficiency.

Our Direct FuelCell® has demonstrated grid-connected operation at Santa Clara in 1996 and 1997, in Danbury, CT from February of 1999 to June of 2000, at the University of Bielefeld in Bielefeld, Germany since November of 1999, at the Rhön-Klinikum Hospital in Bad Neustadt, Germany since May of 2001, at the Mercedes-Benz manufacturing facility in Tuscaloosa, Alabama, since July 2001 and at the downtown headquarters of the Los Angeles Department of Water and Power in Los Angeles, California since August 2001.

Our initial market entry commercial products will be rated at 250 kW, 1 MW and 2 MW in capacity. We expect our commercial products to mature to three configurations: 300 kW, 1.5 MW and 3 MW. Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 10 MW. We are also developing new products, based on our existing power plant design, for applications in the 10 to 50 MW range. We expect to deliver power plants to the commercial market with our sub-megawatt class product in the second half of calendar year 2002 and with our megawatt class products by the end of calendar year 2002.

Based on the experience gained from nearly 40,000 operational hours of alpha testing of our units in our corporate labs and beta testing of our various commercial field trial units at customer sites, enhancements to our submegawatt fuel cell power plant in a revised model, DCF300A, were initiated ahead of internal expectations in an effort to accelerate the development of our commercial market-entry fuel cell power plant. Modifications are being incorporated in our next series of fuel cell power plant commercial field trials scheduled for delivery during the second calendar quarter of 2002. We will continue to make design enhancements as needed and incorporate them as our commercial field trial program advances to subsequent levels with the ultimate goal of quickly reaching our commercial market entry design. Design enhancements have already been incorporated in the megawatt class product that will begin alpha testing at our Danbury testing and conditioning facility early in calendar year 2002.

Our Direct FuelCell® has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, ethanol, biogas and coal gas. Our commercial Direct FuelCell® power plant products are expected to achieve an electrical efficiency of between 47% and 57%. Depending on location, application and load size, we expect that a co-generation configuration will reach an overall energy efficiency of between 70% and 80%. The following diagram shows the difference between a typical low temperature, external reforming fuel cell and our Direct FuelCell® in the conversion of fuel into electricity.

LOW TEMPERATURE EXTERNAL REFORMING FUEL CELL	HIGH TEMPERATURE INTERNAL REFORMING DIRECT FUEL CELL

Our designs use the basic single fuel cell stack incorporated in our sub-megawatt class product as the building block for our megawatt class products. All three of our products will offer the capability for co-generation using the high quality heat by-product for high-pressure steam, district heating and air conditioning.

We believe that our initial commercial sales will be to "early adopters." Energy users that are unable to or choose not to site traditional combustion-based generation or energy users that need more reliable electricity sources than provided by the grid or current diesel back-up generators and batteries may be willing to pay higher prices per kW to obtain the power that they need. We expect that these 'early adopters' will include energy users that are able to take advantage of government subsidies that provide funding for fuel cell installations. We believe examples of "early adopters" will be municipalities and commercial and industrial customers in pollution non-attainment zones, customers in grid constrained regions, customers with opportunity fuels such as waste water treatment gas, as well as co-generation and reliability applications such as hospitals, schools or universities. We believe that these initial customers will enable us to increase volume and subsequently implement our cost reduction plan. As a result, we believe we will eventually be able to provide a lower cost product and therefore achieve greater market potential with more traditional commercial and industrial customers.

Recent Developments

On January 8, 2002, we entered into a market development agreement with CMS Viron Energy Services to jointly pursue fuel cell projects in the State of California. Under the agreement, we will jointly market and sell Direct FuelCell® power plants and perform project, customer and site development, system integration, permitting and project financing for those plants.

On December 27, 2001, we announced the siting of a 250 kW DFC power plant by our Japanese partner, Marubeni Corporation, at the Kirin brewery plant outside of Tokyo, Japan. The 250 kW DFC unit is to be operated in cogeneration mode, using a methane-like digester gas produced from the effluent from Kirin's brewery process. The thermal output of the fuel cell will be used by the brewery.

On December 21, 2001, we announced the signing of a marketing development agreement with Chevron Energy Services L.P., a subsidiary of ChevronTexaco, to jointly pursue fuel cell projects. Under the agreement, FuelCell Energy and Chevron Energy Solutions will jointly market and sell Direct FuelCell® power plants and will perform project, customer and site development, system integration, permitting and project financing. Initial projects will be targeted for development in the Northeastern United States and California.

On November 15, 2001, we announced the signing of an agreement with Caterpillar, Inc. (Caterpillar) to distribute ultra-low emission fuel cell products for industrial and commercial use. Under the agreement, Caterpillar will distribute our products through selected Caterpillar dealers in the United States. Both companies will also pursue an alliance to jointly develop fuel cell systems, including highly efficient hybrid products integrating Caterpillar's turbine engine technology.

Our Direct FuelCell® Technology

We have been developing fuel cell technology since our founding in 1969 and carbonate fuel cells since the mid-1970s. Fuel cell systems represent an environmentally friendly alternative power generation source when compared to traditional combustion technologies, such as gas turbines or internal combustion engines that can potentially yield a lower cost of electricity, primarily because of lower fuel and maintenance costs. A fuel cell converts a hydrocarbon fuel, such as natural gas, into electricity without combustion of the fuel. The only by-products of the fuel cell are heat and water and reduced emissions of carbon dioxide.

A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the "balance of plant" ("BOP"), which includes various fuel handling and processing equipment, including pipes and blowers, computer controls, inverters to convert the DC output of the fuel cell to AC and other related equipment.

Conventional non-nuclear power plants burn a hydrocarbon fuel, such as coal, oil or natural gas, to create heat. The heat boils water, converting it to steam, which rotates a turbine, which produces electricity. Some large power plants use a combined cycle approach where the gas is fired in the turbines and the exhaust heat produces steam, which generates additional power in steam turbines. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of sulfur and nitrogen oxides, carbon monoxide, soot and other air pollutants.

Because of the non-combustion, non-mechanical power generation process, fuel cells are more efficient than comparable conventional power plants. Emissions of sulfur and nitrogen oxides from fuel cells are nearly zero, and other pollutants are minimal or non-existent. With the only moving parts being the air blower, in contrast to large rotating turbines, fuel cells are quieter than these turbines. Also, since they are quieter than other power generation sources, fuel cells can be located near the customer and provide both electrical and thermal energy. In addition, fuel cells typically achieve high efficiency at extremely small sizes, allowing fuel cells to satisfy the needs of the distributed generation market, such as providing electrical power to a hospital or a commercial building.

The following table shows our estimates of the electrical efficiency, operating temperature, proposed capacity range and certain other operating characteristics of single cycle PEM, phosphoric acid, carbonate (Direct FuelCell®) and solid oxide fuel cells operating on hydrocarbon fuels such as natural gas:

Fuel Cell Type	Electrolyte	Electrical Efficiency %	Operating Temperature °F	Proposed Capacity Range	By-Product Heat Use

PEM	Polymer Membrane	30-35	180	5 kW to 250 kW	Warm Water

Phosphoric Acid	Phosphoric Acid	35-40	400	50 kW to 200 kW	Hot Water

Carbonate (Direct FuelCell®)	Potassium/Lithium Carbonate	47-57	1200	250 kW to 3 MW	High Pressure Steam

Solid Oxide	Stabilized Zirconium dioxide Ceramic	45-50	1800	3 kW to 3 MW	High Pressure Steam

Our carbonate fuel cell, known as the Direct FuelCell®, operates at approximately 1200°F, which is a higher temperature than most other fuel cells. This is an optimal temperature that avoids the use of precious metal electrodes required by lower temperature fuel cells, such as PEM and phosphoric acid, and the more expensive metals and ceramic materials required by higher temperature fuel cells, such as solid oxide. As a result, less expensive electrocatalysts and readily available metals are used in our design and high quality by-product heat energy is available for co-generation.

Our Direct FuelCell® is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas, by reforming the fuel inside the fuel cell to produce hydrogen. We believe that this "one-step" process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as PEM and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen. This external equipment increases capital cost and reduces electrical efficiency.

Our Direct FuelCell® has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, ethanol, biogas and coal gas. Our commercial Direct FuelCell® power plant products are expected to achieve an electrical efficiency of between 47% and 57%. Depending on location, application and load size, we expect that a co-generation configuration will reach an overall energy efficiency of between 70% and 80%.

Market Opportunities for Distributed Generation

According to the DOE's report Energy Information Administration Energy Outlook 2002, a projected 355,000 MW of new generating capacity will be needed by 2020 to meet the growing demand for electricity in the United States and to offset planned retirements of existing generating capacity. It is estimated that up to 37% of this new capacity will be fulfilled through distributed generation technologies. We believe that through 2020 approximately $300 to $500 billion of facilities and equipment for new generating capacity and for replacement of retired capacity will be required to meet the growing demand for electricity in the United States. Reliance upon the existing infrastructure has been and continues to be problematic due to capacity constraints, environmental concerns and other issues. In addition, utility deregulation is creating new challenges and opportunities in the electric power supply industry. This evolving competitive industry environment, coupled with the consumer demand for more reliable, accessible and competitively priced sources of electric power, is driving traditional energy providers to develop new strategies and seek new technologies for electricity generation, transmission and distribution.

One solution to meet the growing worldwide demand for electricity is distributed generation.

The Distributed Power Coalition of America defines distributed generation as "any small scale power generation technology that provides electric power at a site closer to customers than central station generation." Distributed generation should play a growing role in electricity generation in the United States and around the world.

Electricity deregulation, resulting in part from the Energy Policy Act of 1999, calls for open access for consumers. In deregulation, the traditional electric utilities will no longer be integrated providers of electricity to a captive geographic area. Most deregulation policies focus on separating the utility's three business lines (generation, transmission/distribution and marketing). Most legislation intends to create competitive markets in the generation and marketing of power while leaving the distribution function as a regulated operation, much the way natural gas was deregulated in the late 1980s and early 1990s. Thus, deregulation will allow new entrants into the electricity generation business, as customers will be free to choose power producers and marketers. In addition, "green power" initiatives and pollution credit legislation associated with deregulation favor clean fuel cell power plants.

Accelerating the growth of distributed generation, is the rapid improvement of electricity generation technology, especially small gas turbines and fuel cells. These improvements have resulted in lower costs for smaller operating units and increased operating efficiency, allowing these technologies to begin to become cost competitive with traditional grid-based electrical generation.

Today's increasingly digital economy needs to have reliable power, often referred to as "high nines" reliability. Some modern electrical components are intolerant of voltage surges, sags or spikes and power interruptions can cause computers and other sensitive equipment to be out of service for prolonged periods of time or cause the loss of data entirely. A 1999 study by the Electric Power Research Institute estimated that electric power problems annually cost U.S. industry more than $30 billion. In March 2000, the DOE released a report of the findings and recommendations of its Power Outage Study Team, which included removing barriers to distributed generation and adopting energy efficient technologies. Distributed generation technology, and fuel cells in particular, may promise power that is more reliable and less susceptible to disturbances due to its proximity to the user and the nature of its electrochemical generation.

Capacity constraints are becoming more common. We believe that expansion of the existing electricity infrastructure may not reliably meet growth in the demand for electricity. Electric power demand is increasing as a function of global technology and population expansion and as a substitute for other energy sources. According to industry sources, capacity reserve margins, which represent the amount of excess generation capacity available during peak usage periods, have decreased in the United States from 33% in 1982 to 14% in the summer of 1999. According to the report titled "Electricity Technology Roadmap: Powering Progress," electricity now accounts for about 40% of total energy used in the US and other countries with similar economic development. In addition, global electrification has the potential to reduce resource consumption growth by up to 50% by 2050. Increasing the existing and aging infrastructure to address the increasing demand for electricity will be capital intensive, time consuming and may be restricted by environmental concerns. Fuel cells could be a key element in resolving electric power shortages through distributed generation in areas such as California.

An increasing worldwide awareness of environmental issues, especially air pollution, is becoming an important driver. One step to reducing air pollution is cutting down on the amount of electricity generated by oil and coal-fired power plants burning hydrocarbon fuels. Fuel cells use natural gas, biogas, diesel and other fuels without combustion. Fuel cells are one of the cleanest methods for generating electric power.

Security has become more paramount given the terrorist attacks of 2001. A significant concern has been the integrity of our large central power plant generation stations, especially nuclear power plants, and power and communications infrastructure as targets for subsequent terrorist attacks. Fuel cells as part of distributed generation can help to alleviate these concerns.

In addition to security issues, political turmoil abroad has heightened interest on reducing our dependence on foreign oil, especially from the Middle East. The Bush Energy Proposal, announced in May 2001 and likely to become a focal point of discussion in 2002, has given considerable attention to alternative energy. Fuel cells, which operate on hydrogen-based fuels such as natural gas, help to satisfy this objective.

Many governments at various levels, both here in the U.S. and abroad, are proactively pursuing programs and subsidies to stimulate the development of alternative energy generation in general and fuel cells in particular. Here in the United States there are approximately 15 states with incentive programs for fuel cell power plants totaling several hundred million dollars. Some specific U.S. funding incentives and programs include:

  California - The state has established the California Consumer Power and Financing Authority to pursue expeditious means of increasing generating capacity and increasing the role of renewable resources and cleaner, more efficient generation technologies. The California Consumer Power and Financing Authority has established a multi-faceted alternative energy program that includes 370 megawatts of fuel cells through 2005. We have submitted applications, through our distribution partners, for qualified bidder status for this program.

  Massachusetts - The Massachusetts Technology Park Corporation (MTPC), will provide grants to cover up to 25 percent of the total capital costs of a premium power system to a maximum of $2 million per project. A total of $5 million is currently available under this solicitation and MTPC plans to issue additional solicitations for installation grants under the Premium Power program, representing a total commitment for $15 million through June 30, 2002. The U.S. Coast Guard fuel cell project being arranged through our distribution partner, PPL Energy Plus, received a grant from this fund of $425,000 for the installation of one of our 250 kilowatt fuel cell field trial units.

  New Jersey - The New Jersey Board of Public Utilities announced in March 2001 a three-year proposal totaling more than $358 million in funding for new energy efficiency and renewable energy programs. Funding for renewal energy projects, which includes fuel cells, provides for a rebate program administered by the state's utilities. Currently, rebates range from $5.00/watt for small projects (less than 10 kilowatts) to $3.00/watt for large projects (greater than 100 kilowatts) with a maximum rebate of 60 percent of total project cost.

  Connecticut - The Connecticut Clean Energy Fund established a Fuel Cell Initiative for fuel cell projects in 2002. Together with $1 million from Connecticut's Conservation Load and Management Fund, a total of $6 million is committed to fuel cell projects in the program's first year. Enacted in 1998, The Connecticut Clean Energy Fund will generate $118 million over a five-year time period derived from a utility surcharge that will ramp up from 0.5 mill/kWh in 2000/2001 to 1.0 mill/kWh from 2004 forward. Funds can be used for grants, direct or equity investments, contracts or other actions which support research, development, manufacture, commercialization, deployment and installation of renewable energy technologies.

  Texas - A Fuel Cell Commercialization Initiative has been established to develop a statewide plan to accelerate the commercialization of fuel cells in Texas. The ten month program, initiated in November 2001 and headed up by the State Energy Conservation Office, will enlist the guidance of fuel cell companies, energy services companies, utilities and state and local agencies to look for ways to encourage the manufacture, marketing and installation of fuel cells in residential, commercial and industrial applications The State Energy Conservation Office is expected to submit a fuel cell commercialization plan to the legislature no later than September 15, 2002.

National government incentives and programs are being initiated outside the U.S. as well, and of particular note are those that involve our German partner, the MTU division of Daimler Chrysler, and our Japanese partner, the Marubeni Corporation. In Germany, it is expected that legislation will pass in 2002 that will allow up to a 5 eurocent per kilowatt hour credit for up to 2 megawatt combined heat and power fuel cell power plants that are connected to the grid. Initiatives are developing in Japan with respect to industrial wastewater treatment facilities intended to stimulate related distributed generation projects, including fuel cells.

In its 1999 report on Small Scale Power Generation, Business Communications Co., Inc. states that fuel cells have emerged as one of the most promising technologies for meeting the growing worldwide energy needs. They project that during the period between 1998 and 2003, distributed generation will grow at an average annual rate of 14.9% in the United States and 28.4% worldwide, and that the total annual market in 2003 for fuel cells can be expected to reach $1.1 billion in the United States. We expect this trend to grow beyond 2003 as fuel cells gain market acceptance and fuel cell product cost begins to challenge the product cost of traditional generating technologies. We believe that the growth of the distributed generation market combined with the continuing deregulation of the utility industry, and the increasing demands for higher efficiency, higher quality, more reliable, more environmentally friendly and lower cost power generation capacity, provide market opportunities for our Direct FuelCell® products.

Our Products and Target Markets

Our initial market entry commercial products will be rated at 250 kW, 1 MW and 2 MW in capacity. We expect our commercial products to mature to three configurations: 300 kW, 1.5 MW and 3 MW. Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 10 MW. We are also developing new products, based on our existing power plant design, for applications in the 10 to 50 MW range. Our designs use the basic single fuel cell stack incorporated in our sub-megawatt class product as the building block for our megawatt class products. All three of our products will offer the capability for co-generation where the heat by-product is suitable for high-pressure steam, district heating and air conditioning.

Our sub-megawatt class product is a skid-mounted, compact power plant that could be used to power a light industrial or commercial facility, 100 home subdivision or other similar sized applications. Additional units could subsequently be added to meet incremental demand growth. We expect to begin delivering commercial sub-megawatt class product to the market in the second half of calendar year 2002.

Customers with larger power requirements will look to our megawatt-class power plants that combine several fuel cell stacks to provide increased power output. The megawatt class products are designed to meet the power requirements of customers such as industrial facilities, data centers, shopping centers, wastewater treatment plants, office buildings, hospitals and hotels. We expect to bring our megawatt class products to market in the latter part of calendar year 2002.

We expect that the initial capital cost of our Direct FuelCell® power plant products will be higher on a per kW basis than that of alternative power generation sources, such as gas turbines. We believe, however, that once our products have achieved full and sustained commercial production, as discussed below, the higher projected efficiency of our products (and the resulting lower total fuel costs) will make the cost of generating electricity using our Direct FuelCell® power plants competitive with the cost of generating electricity using other alternative power generation technologies.

We are targeting our initial commercialization efforts for the following stationary power applications:

  customers in regions where air pollution requirements are particularly strict;
  those seeking to address electric grid distribution or transmission shortages or congestion;
  industrial and commercial customers who can make use of the high quality heat by-product for co-generation;
  customers with opportunity fuels such as wastewater treatment gas or other waste gases from municipal and industrial processes;
  utility and non-utility power producers who want to improve their knowledge of fuel cell technology; and
  customers who possess several of the above characteristics.

Our commercialization efforts after these initial applications will largely depend on how the distributed generation market develops as well as on our ability to lower the cost of our products. We believe our efforts will continue to focus on commercial and industrial end markets where self-generation is a viable option. We will focus on energy service providers, specialty distributors and original equipment manufacturers (OEMs) as potential buyers and distributors of our products. Utilities are also potential customers, as they will need to add generating capacity to meet increasing demand.

In connection with the DOE's Vision 21 program, we are designing a 40 MW ultra-high efficiency power system that will combine our Direct FuelCell® and a gas turbine that we expect will compete for applications between 10 and 50 MW in the distributed generation market. In addition, because of the ability to operate on a variety of hydrocarbon fuels, we are currently developing in conjunction with the U.S. Navy, a Direct FuelCell® power plant to provide power to ships using diesel fuel. An additional, related market would be the cruise ship industry, which we believe has substantial "hotel" power needs. We believe that all the power required by a cruise ship, except for propulsion, could be provided by a diesel-powered Direct FuelCell® power plant. Many island communities that have limited natural gas or similar resources and rely on the use of diesel fuel for the generation of electricity could also use a diesel-powered fuel cell.

We believe that the advantages of our Direct FuelCell® technology include the following:

    High Efficiency. The high efficiency, internal fuel reforming system incorporated within our Direct FuelCell® leads to a simpler, more cost-effective power plant with superior operating characteristics that offer a variety of benefits to energy providers and end users. The elimination of external reforming contributes to higher operating efficiency, lower fuel use and, therefore, lower operating costs compared to competing fuel cell technologies.

    Optimal Operating Temperature. Our Direct FuelCell® operates at a temperature of approximately 1200°F. This temperature generates high quality by-product heat that provides superior energy efficiencies and allows the use of multiple fuels. This operating temperature avoids combustion of the fuel, and as a result, reduces pollutants to a minimal level. It also allows the fuel cell to be built with less expensive and commonly available materials.

    Atmospheric Pressure. Our Direct FuelCell® operates at atmospheric pressure. This enables it to be constructed at a lower cost than other fuel cell systems, such as PEM and solid oxide that operate in a pressurized environment. This also allows our Direct FuelCell® to operate unattended, with lower maintenance requirements, and greatly enhances the fuel cell stack operating lifetime.

    Multiple Fuel Capacity. Because of the internal fuel reforming system and the high operating temperature, our Direct FuelCell® has the capability to operate using multiple fuel sources, including natural gas, oil, gasoline, diesel, propane, methanol, ethanol, biogas and coal gas. We think that this provides a distinct competitive advantage in that it enables our Direct FuelCell® to be used in a variety of applications where the supply or delivery of natural gas is limited.

    Scalability. Our power plant design is modular, allowing several units to be combined to provide incremental power capabilities. This allows our Direct FuelCell® to be utilized by a wide range of customers with different power needs.

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

The Santa Clara plant operated at various electrical outputs for almost one year and was connected to the utility grid for half of that time. Despite encountering equipment problems unrelated to the basic fuel cell technology, the Santa Clara plant achieved most of the goals that we set for the project and established new milestones. After operation of the Santa Clara plant ended in March 1997, all of the fuel cell stacks were returned to us for comprehensive analysis. We used the results of this analysis, along with the results of ongoing research and development activities, to develop a commercial fuel cell design significantly more compact, reliable and cost-effective than the Santa Clara plant design. The fuel cell stack design used at the Danbury, Connecticut and Bielefeld, Germany sites were developed with cells that are approximately 50% larger in area, 40% lighter per unit area and 30% thinner than the Santa Clara plant design. These improvements have doubled the power output from a fuel cell stack. Our current fuel cell power plant design will be capable of producing the same output as the Santa Clara plant with a footprint one-ninth as large. We believe that this reduction in size and increase in power per fuel cell stack will result in significant manufacturing cost savings.

Commercial Design Endurance Project. Between April 1998 and July 2000, we operated an 8 kW multiple fuel commercial design fuel cell located at our Danbury, Connecticut facility. This unit generated electricity for approximately 17,500 hours. This project, together with other test data, enables us to project expected commercial performance.

Danbury Project. In February 1999, we began operating a 250 kW Direct FuelCell® grid-connected power plant at our headquarters in Danbury, Connecticut. The plant operated on pipeline natural gas and ran for approximately 11,800 hours before being disconnected for a scheduled evaluation. In March 1999, the plant reached maximum power of 263 kW, which we believe to be the highest ever produced by a single carbonate fuel cell stack. Before being disconnected, this power plant delivered approximately 1.9 million kWh to our Danbury facility and demonstrated a wear rate of 0.3% per 1,000 hours. The ruggedness of this product design was demonstrated in planned stress tests, such as rapid ramp-up and thermal cycling tests and simulated emergency fuel loss. These tests verified that the Direct FuelCell® could be maintained in the field despite operating stresses and fuel supply and power failures, without decreasing performance, meeting our expectations and projections.

Bielefeld, Germany Project. In November 1999, MTU, a licensee of our technology, commissioned a 250 kW power plant at the University of Bielefeld in Bielefeld, Germany. The power plant is a skid-based, sub-megawatt power plant designed by MTU that incorporates our Direct FuelCell® as its fuel cell component. The Bielefeld plant has achieved a peak electrical efficiency of 47%. Employing co-generation applications that use the heat by-product to produce process steam for the University and district heating, the plant has achieved an overall energy efficiency of 77%.

Rhön Clinic Project. The State of Bavaria, the Rhönklinikum AG Bad Neustadt/S, a public company operating approximately 40 German hospitals, the local gas supplier, Ferngas Nordbayern GmbH, and MTU are operating a 250 kW power plant designed by MTU that incorporates our Direct FuelCell® as its fuel cell component. The purpose of this field trial is to demonstrate the viability of a fuel cell power plant in a hospital environment. The power plant was commissioned and began operation in May 2001. The electrical power is being fed into the local clinic grid and the hot exhaust air is used to produce process steam for clinic use.

Southern Company Services, Inc. -- Alabama Municipal Electric Authority -- Mercedes-Benz U.S. International, Inc. In conjunction with Southern Company Services, Inc. (Southern), the Alabama Municipal Electric Authority (AMEA) and Mercedes-Benz U.S. International, Inc. (Mercedes-Benz), we have agreed to build and install a 250 kW fuel cell power plant at the Mercedes-Benz facility in Tuscaloosa, Alabama utilizing MTU's design. We delivered the unit to the customer site in July 2001. Southern and AMEA have each contributed $1 million to this project, and have options to negotiate exclusive arrangements with us for the sale, distribution and service of our Direct FuelCell® power plants in several southern states that must be exercised upon completion of the demonstration.

Los Angeles Department of Water and Power. In August 1999, LADWP selected us to install a 250 kW Direct FuelCell® power plant at its headquarters in Los Angeles. The installation of this power plant will help LADWP gain knowledge and experience in the installation, maintenance and operation of fuel cell power plants. The agreement we entered into in May 2000 provides for LADWP to contribute $2.4 million to this project. This field demonstration unit was delivered to the customer site in July 2001. Under this agreement, we are required to pay LADWP annual royalties of 2% of net sales revenues, beginning when sales of fuel cells reach 50 MW per year, and continuing until the earlier of termination of the agreement or the payment to LADWP of $5 million in royalties.

In October 2000, we entered into a second agreement to provide LADWP with two additional 250 kW Direct FuelCell® power plants. This agreement provides for LADWP to pay $2.45 million for these two power plants on an installment basis. This agreement terminates in March 2003.

DFC/T® Power Plant: In July of 2001, we commenced operations of a DFC/T® power plant based on a 250 kW Direct FuelCell® integrated with a Capstone Turbine Corporation modified Model 330 Microturbine. The combined system does not require any combustion in the turbine. The U.S. Department of Energy through its Office of Fossil Energy is funding the first-of-a-kind test of the high efficiency DFC/T® power plant. The National Energy Technology Laboratory, as part of the DOE's Vision 21 program, manages the cooperative agreement.

The power plant is designed to operate in a dual mode: as a stand-alone fuel cell system or in combination with a microturbine. Heat generated by the fuel cell is used as the fuel to drive the modified microturbine to generate additional electricity. The testing to date has verified the operability of the combined system. This proof-of-concept demonstration will provide information to design a 40 MW DFC/T® power plant that is expected to approach the 75 percent efficiency goal as specified by the Vision 21 program, as well as to serve as a platform for high efficiency DFC/T® in smaller sizes.

Planned Field Trials and Demonstration Projects. We expect to conduct various field trial projects with the goal of quickly reaching our commercial market-entry fuel cell power plants. Based on the experience gained from testing our various commercial field trial units at customer and Company sites, enhancements to our sub-megawatt fuel cell power plant were initiated and will be incorporated in our next series of fuel cell power plant commercial field trials. In addition to the two 250 kilowatt units on order from the Los Angeles Department of Water and Power, projects in our backlog include the following:

Global Energy Clean Coal Project. In late 1999, the DOE transferred a long-standing clean coal project to a wholly owned subsidiary of Global Energy, Inc.; a Cincinnati based independent power producer. This project is one of the largest power plant projects in the federal clean coal technology program, and is the first clean coal technology plant to employ a fuel cell. The objective of this project is to demonstrate an innovative coal gasification technology along with a megawatt class carbonate fuel cell power plant. The clean, low-cost fuel generated by this process will be used to fire gas turbines and to demonstrate the operation of a 2 MW fuel cell power plant. The 2 MW fuel cell power plant is part of a $432 million, 400 MW project funded in part by the DOE. We are named in the project contract as the supplier of the fuel cell technology, and have entered into a sub-contract for the design, construction and operation of the 2 MW fuel cell power plant. We expect this fuel cell power plant to be operational in 2003, however permitting or financing issues relating to the coal gasification plant could delay our schedule. Under the $34 million program, up to $17 million in DOE funding will be available to us, subject to the annual congressional appropriations process. We plan to fund internally the remaining cost of the power plant.

Ohio Coal Mine Methane Project. In October 2000, the DOE's National Energy Technology Laboratory selected us to design, construct and operate a 250 kW Direct FuelCell® power plant, utilizing coal mine methane gas, at the Harrison Mining Corporation coal mine in Cadiz, Ohio. The $5.4 million cost for the three-year program will be shared equally by the DOE and us, subject to the annual congressional appropriations process. We were selected for this project to demonstrate the ability of our Direct FuelCell® to generate electricity using coal mine methane emissions that otherwise escape into the atmosphere. We anticipate delivery of this Direct FuelCell® power plant in the second calendar quarter of 2002.

King County, Washington. In January of 2001, we signed an agreement with King County, Washington to deliver a 1 MW Direct FuelCell® power plant using municipal digester gas. We anticipate delivery of this Direct FuelCell® power plant in the fourth calendar quarter of 2002. The two-year demonstration project will be cost-shared equally by King County, through a cooperative grant to the county from the Environmental Protection Agency, and us. The total value of the contract is approximately $18.8 million (of which approximately $9.4 million will be funded by us).

Connecticut Innovations. In August of 2001, we received a $1.25 million contract from the Connecticut Clean Energy Fund (which is managed by Connecticut Innovations, Inc.) for a 250 kW Direct FuelCell® power plant for the State of Connecticut. The power plant is slated for delivery in 2002 for installation at the University of Connecticut.

PPL. In October of 2001, we received an order from PPL Spectrum, Inc., a subsidiary of PPL, for a 250 kW Direct FuelCell® power plant slated for installation at the United States Coast Guard Air Station Cape Cod located in Bourne, Massachusetts. The power plant will provide electricity and heating for the base, which includes barracks, hangars and administrative buildings. The power plant is expected to be installed in the first half of calendar year 2002. The contract value is $1.25 million.

As part of this recent siting announcement, PPL increased its commitment for fuel cell power plants to 1.75 megawatts, ordering an additional 2 units.

MTU. In September 2001, MTU announced it would deliver seven new fuel cell plants in Europe starting in 2002. The 250 kW plants are based on our Direct FuelCell® technology and will utilize fuel cells manufactured at our Torrington, Connecticut facility.

The locations include:
-	RWE:	Heat and power at an energy park.
-	IZAR:	Energy for this ship building company.
-	Deutsche Telecom:	DC back-up power for a telecommunications center.
-	EnBW/Michelin:	Electricity and process steam for a tire manufacturing plant.
-	E-on/Degussa:	Generation of power, heat and CO2 gas for industrial usage.
-	IPF KG:	Back-up power and co-generation for the Otto-v-Guericke University Medical Institute.
-	VSE AG:	Co-generation for industrial laundry and CO2 use for greenhouse fertilization.

Marubeni. In June 2001, Marubeni entered into a comprehensive strategic agreement and committed to order an additional 3 megawatts of fuel cell power plants in addition to the 1.25 megawatts ordered in 2000. In December 2001, Marubeni announced the siting of its first commercial field trial unit, a 250 kilowatt fuel cell power plant to be delivered to the Kirin Brewery in Japan located outside of Tokyo. The unit will operate in cogeneration mode, with the thermal output of the fuel cell to be used by the anaerobic digester, which treats the brewery effluent.

U.S. Navy. In May 2000, the U.S. Navy selected us for a $16.5 million project ($12.8 million of which will be funded by the Navy) to continue development work leading to a 625 kW land based demonstration at the Philadelphia Navy Yard, which is expected to be delivered in 2003.

Principal Government Research and Development Contracts

Since 1976, we have worked on the development of our Direct FuelCell® technology with various United States government agencies, including the DOE, the Navy, the Coast Guard, the Department of Defense, the Defense Advance Research Projects Agency and the National Aeronautics and Space Administration. Our revenues have been principally derived from U.S. government and industry research and development contracts. Government funding, principally from the DOE, provided approximately 78%, 87% and 87% of our revenue for the fiscal years ended 2001, 2000 and 1999, respectively. From the inception of our carbonate fuel cell development program in the mid-1970s to date, approximately $370 million has been invested via DOE and related utility programs to support the development, demonstration and field testing of our Direct FuelCell® technology. This includes funding we have received from the DOE of approximately $219 million. We have complemented the DOE's funding with additional support from a variety of other sources that have contributed approximately $150 million.

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

We entered into the original cooperative agreement with the DOE in 1994. This agreement was extended in 2000 for three additional years, through 2003, to provide $40 million of funding over this period, subject to annual approval by the U.S. Congress. Of that amount, $26 million remains to be funded by the DOE (excluding our cost sharing requirements of $13 million). The current aggregate dollar amount of the DOE contract is $213 million, with the DOE providing $135 million in funding. As a condition to receiving any amounts allocated under this agreement, the balance of the funding must be provided by us, our partners or licensees, other private agencies and utilities, including any amounts spent by our customers and other third parties on development, field test and demonstration projects.

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

In May 2000, the DOE, under the Vision 21 Program, selected us for a $3.1 million project ($2.4 million of which will be funded by the DOE) to develop a high efficiency fuel cell and key system components, and to perform a sub-scale test of a fuel cell/turbine system utilizing a 250 kW Direct FuelCell®. We commenced this test on July 31, 2001, at our headquarters in Danbury, Connecticut. The testing to date has verified the operability of the combined system. Under the Vision 21 Program, we will also be designing a 40 MW ultra-high efficiency, fuel cell/ turbine power plant based on our existing Direct FuelCell® technology.

Currently we are working on Direct FuelCell® power plants for marine applications under programs with the U.S. Navy. These power plants are required to operate on liquid fuels such as diesel. We have already produced a fuel cell-compatible fuel from marine diesel using a compact fuel processing system. In 1999, a sub-scale fuel stack was tested on this fuel under conditions simulating marine requirements. Another sub-scale stack was successfully tested for shock and vibration tolerance. In May 2000, the U.S. Navy selected us for a $16.5 million project ($12.8 million of which will be funded by the Navy) to continue development work under Phase II of this program, leading to a 625 kW land based demonstration at the Philadelphia Navy Yard, which is expected to be delivered in 2003.

Strategic Alliances and License Agreements

In 2001 and 2000, we entered into significant strategic alliances with Marubeni, Enron North America, and PPL EnergyPlus LLC (PPL), a subsidiary of PPL Corporation. We have also recently entered into market development agreements with CMS Viron Energy Services, Caterpillar, Inc., and Chevron Energy Solutions L.P.

CMS Viron. On January 8, 2002, we entered into a market development agreement with CMS Viron Energy Services to jointly pursue fuel cell projects in the State of California. Under the agreement, we will jointly market and sell Direct FuelCell® power plants and will perform project, customer and site development, system integration, permitting and project financing for those plants.

Chevron Energy Services. On December 21, 2001, we announced the signing of a marketing development agreement with Chevron Energy Services L.P., a subsidiary of ChevronTexaco, to jointly pursue fuel cell projects. Under the agreement, FuelCell Energy and Chevron Energy Solutions will jointly market and sell Direct FuelCell® power plants and will perform project, customer and site development, system integration, permitting and project financing. Initial projects will be targeted for development in the Northeastern United States and California.

Caterpillar. On November 15, 2001, we announced the signing of an agreement with Caterpillar to distribute ultra-low emission fuel cell products for industrial and commercial use. Under the agreement, Caterpillar will distribute our products through selected Caterpillar dealers in the United States. Both companies will also pursue an alliance to jointly develop fuel cell systems, including highly efficient hybrid products integrating Caterpillar's turbine engine technology.

Marubeni. On June 18, 2001, we announced the signing of a comprehensive strategic alliance agreement with Marubeni. Under the agreement, Marubeni will initially order 3 MW of Direct FuelCell® power plants, in addition to the 1.25 megawatts previously ordered, and is targeting orders of at least 45 MW over the next two years in Japan and Asia. We plan to form a joint venture with Marubeni for the purpose of assembling Direct FuelCell® modules in Asia from fuel cells provided by us.

Marubeni has invested $10 million in FuelCell Energy through the purchase of 268,114 shares of our common stock and is expected to invest an additional $30 million over the term of the agreement. In addition, we have granted Marubeni four warrants, each to purchase 475,000 shares of our common stock, with exercise prices ranging from approximately $37 to $48 per share. These warrants will vest over the next two years, based on Marubeni reaching 45 MW of orders for Direct FuelCell® power plants. For accounting purposes, we expect that the fair value of these warrants will be netted against the revenues attributable to the purchase of our products by Marubeni. The warrants will expire in September 2003.

Enron. In September 2000, we entered into a non-exclusive cooperative alliance agreement with Enron pursuant to which we agreed to provide Enron access to our customers and to work with us on the development and placement of our products. In connection with this alliance agreement, an affiliate of Enron purchased 160,580 shares of our common stock for $5 million. In January 2002, Enron commenced bankruptcy proceedings.

PPL. In September 2000, we entered into a distributor agreement with PPL pursuant to which PPL agreed to become the first distributor of our Direct FuelCell® products in North America. PPL has agreed to use its reasonable efforts to promote and sell our products, on a non-exclusive basis, throughout North America. PPL has agreed to order at least 1.75 MW of our field trial products by March 2001 at agreed-upon prices and to establish the next minimum order amount by the end of 2003. In connection with this distributor agreement, an affiliate of PPL purchased 425,216 shares of our common stock for $10 million. The agreement terminates on December 31, 2004, subject to three-year extensions. Prior to December 31, 2004, PPL may terminate the agreement upon 60 days' written notice to us and, after December 31, 2004, either party may terminate the agreement upon 60 days' written notice.

We expect to establish additional long-term relationships that will facilitate the marketing, development and installation of our fuel cell power plants throughout the world.

Our other significant relationships include the following:

Bath Iron Works. In August 1999, we entered into an agreement with the Advanced Technology Division of Bath Iron Works, a General Dynamics company, to develop an advanced Direct FuelCell® plant for defense marine applications. We expect this agreement to lead to the development of the first new power generation technology for surface ships since nuclear power was adopted for aircraft carriers, addressing the market for advanced marine power systems. This agreement continues through 2004, and may be terminated by either Bath Iron Works or us, upon 30 days' written notice.

Fluor Daniel, Inc. We have a long-standing relationship with Fluor Daniel, Inc., a subsidiary of Fluor Corporation (Fluor Daniel), one of the largest engineering, procurement, construction and technical services companies in the world. Fluor Daniel's Oil, Gas & Power unit has been working with us providing architectural, design, engineering and construction management services in developing, based on our specifications, the balance of plant systems required to support our fuel cells in natural gas and coal fueled power plants. Fluor Daniel is a resource that we expect will continue to provide us with the technical and management expertise and experience required for designing and optimizing our fuel cell power plants. In connection with the King County field trial, for example, we plan on subcontracting with Fluor Daniel for design and engineering support.

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

In December 1999, the 1989 license agreement was replaced by a revised MTU license agreement, in which we granted MTU an exclusive license to use our Direct FuelCell® patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of us and others, in each case for a royalty. Under this agreement, MTU has granted us an exclusive, royalty-free license to use any improvements to our Direct FuelCell® made by MTU anywhere in the world except Europe and the Middle East. In addition, MTU has agreed to negotiate a license grant of any separate fuel cell know-how it develops once it is ready for commercialization. Under this agreement, we have also agreed to sell our Direct FuelCell® components and stacks to MTU at cost, plus a modest fee. The new MTU agreement continues through December 2004 and may be extended for additional 5-year terms, at the option of MTU, by written notice at least 180 days prior to expiration. Upon termination, MTU will retain a non-exclusive license to use our Direct FuelCell® patent rights and know-how for a royalty.

In 1992, MTU formed a European consortium (ARGE) with RWE Energie, the largest electric utility in Germany, Ruhrgas, the largest natural gas supplier in Germany and Elkraft, a large Danish utility. The activities of this group complement our efforts to design and manufacture natural gas and coal gas fueled carbonate fuel cell systems based on our designs.

During 1998, MTU designed and built a 250 kW co-generation fuel cell unit which incorporates our fuel cell assemblies and uses an innovative integration of a portion of the balance of plant into the fuel cell stack module itself, with the expectation of reducing costs to the power plant as a whole. The design is compact and especially suitable for co-generation applications.

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

Our Strategy

Our business objective is to be the leading provider of carbonate fuel cell products for stationary power generation. We plan on being the first to provide high quality, low-cost sub-megawatt and megawatt class fuel cell power plants to the distributed generation market. We plan to manufacture our proprietary fuel cell stack components and to purchase balance of plant equipment from suppliers as modularized packages that will either be delivered to the power plant site for assembly with our fuel cell stack components or be assembled at our manufacturing facility for delivery to the power plant site. We plan on continuing to be an industry leader in carbonate fuel cell technology focused on expanding our proprietary technology and developing future applications, products and markets for that technology, including diesel fueled marine-based applications. To accomplish our objective, we plan to:

Focus on our Direct FuelCell® Technology for Stationary Markets. We believe that our Direct FuelCell® is the fuel cell technology most suited to stationary power generation based on its highly efficient operating characteristics and the ability to use multiple hydrocarbon fuels such as natural gas, oil, gasoline, diesel, propane, methanol, ethanol, biogas and coal gas. We plan to continue to focus on the distributed generation market where we believe that our technology and our power plant product design afford us a significant competitive advantage. We also plan to develop new products, based on our existing power plant design, for applications in the 10 to 50 MW range, and for marine and stationary applications utilizing diesel fuel.

Demonstrate our Direct FuelCell® Technology. We plan to conduct additional demonstrations of our Direct FuelCell® in various applications and utilizing a range of fuels. Demonstration units were delivered in the United States in mid-2001 to the Mercedes-Benz facility in Tuscaloosa, Alabama, to LADWP's headquarters in Los Angeles, and to our Danbury facility. In connection with our strategic alliance with Marubeni, additional demonstrations are planned in 2002 for Japan and Asia. As these demonstration projects progress, we believe that we will begin to take commercial orders for our sub-megawatt class commercial products in the second half of calendar year 2002.

Develop Distribution Alliances and Customer Relationships. We anticipate multiple third-party distribution channels to service our customers globally. In the United States, we initially expect our products to be sold to power generation product suppliers, value-added distributors and energy service providers including; Caterpillar, Chevron Energy Services, PPL Energy Services, LADWP, Southern Company and CMS Viron Energy Services. In Europe, we plan to manufacture and deliver fuel cell components to our licensee, MTU, who will package the fuel cell power plants for distribution. In Asia, we initially expect to sell power plants through distributors, and then, as volume increases, through the delivery of fuel cell components to OEMs. In June 2001, we entered into a strategic alliance agreement with Marubeni, which will provide the necessary infrastructure for successfully launching our products in Japan and Asia. We plan to leverage our existing relationships and the success of our field trials and demonstration projects into long-term distributor and OEM relationships while continuing to pursue additional distribution partners, all on a global basis.

Expand Manufacturing Capacity. On October 31, 2001, we successfully installed and tested the equipment necessary to produce 50 megawatts of fuel cells per year at our manufacturing facility in Torrington, Connecticut. The 65,000 square foot facility, which began construction in late 2000 and opened in January 2001, has been producing the fuel cells for our current field trial projects. Our objective is to reach 400 megawatts of production capability in 2004.

Achieve Profitability by Reducing Costs. As a result of the simple design of our Direct FuelCell®, we plan to focus our fuel cell component cost reduction efforts on improving manufacturing processes, reducing purchased material cost through economies of scale and improving the performance of our fuel cells. Our strategy for reducing the balance of plant cost is to develop strategic alliances with equipment suppliers who will recognize the potential mutual benefit of joint cost reduction programs.

Benefit from Strategic Relationships and Alliances. We plan to continue to develop and benefit from strategic alliances with leading developers, suppliers, manufacturers and distributors of electrical power and electric power systems and components. We plan to leverage our relationships with MTU, Caterpillar, Marubeni, PPL and others as well as initiate and establish new strategic relationships such as these to ensure maximum exposure and distribution of our Direct FuelCell® products. We further expect these alliances will develop into mutually beneficial relationships where the ability of each party to lower costs of their respective components of the Direct FuelCell® power plant will make competitive pricing more achievable.

Create Brand Awareness. We are working to develop in our target markets the association of our Direct FuelCell® name with the highest quality stationary fuel cell products. We are also working to have the design of our Direct FuelCell® accepted as the industry standard for stationary fuel cell systems.

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

Develop Products for the 10 to 50 MW Distributed Generation Markets. We plan to continue our research and development, leveraging our existing technology to develop additional commercial applications for the 10 to 50 MW distributed generation market. For example, in connection with the DOE's Vision 21 program, we are in the process of designing a 40 MW ultra-high efficiency system that will combine our Direct FuelCell® and a gas turbine. We estimate that this system could reach an electrical efficiency of approximately 75%.

Develop Diesel Fueled Applications for Additional Markets. We plan to continue our research and development related to diesel-fueled applications for our technology. In conjunction with the U.S. Navy and the U.S. Coast Guard, we are developing a fuel processing system to convert diesel fuel into a fuel compatible with our existing fuel cell technology. This product would have significant opportunities for "hotel" power on military and civilian ships as well as for stationary applications on islands that are dependent on diesel as their primary fuel source.

Develop Next Generation Products. We are currently developing and plan to continue developing next generation fuel cell power plant technologies that have the potential to significantly reduce the cost per kWh by increasing the power output and cell life of our power plant products.

Cost Reduction Progress

We regularly review and revise our cost reduction plans. The DOE has on several occasions assigned an independent outside auditor to examine our present and projected cost figures to determine if the DOE's continued support of us through development contracts will achieve its intent of creating commercially viable fuel cell power generation technology in the world. In 1999, at the request of the DOE, we presented our cost projections to a panel of independent consultants. Our presentation indicated that our commercial design, megawatt class fuel cell would be capable of being manufactured, delivered and installed by 2005 at a cost per kW of approximately $1,200 (assuming full and sustained commercial production of at least 400 MW of fuel cells per year). Although subject to a number of assumptions and uncertainties, some of which are beyond our control, including the price of fuel, we believe that, by 2005, such a cost per kW would result in a cost of generating electricity of between 6 and 8 cents per kWh for MW plants.

If this cost reduction is achieved, from a cost per kWh standpoint, our Direct FuelCell® will be an economically attractive source of energy in many places in the United States. According to the DOE, electricity prices currently vary substantially depending on the region of the country. Prices in the highest cost region (New York state for example, with an average price of over 10 cents per kWh in 1999) are well in excess of 2.0 times as expensive as in the lowest cost region (the northwest United States). The DOE predicts that, even in a competitive environment, electricity prices in New York will be 9.2 cents per kWh in 2005 and 9.0 cents per kWh in 2012. We believe that our Direct FuelCell® will be a viable alternative as transmission and distribution costs, as well as losses in efficiency due to transmission and distribution, will be substantially lessened or eliminated with our products.

We believe that the sale of commercial products before achievement of our cost reduction goals is possible to a market of "early adopters." Energy users that are unable to or choose not to site traditional combustion based generation or users that need more reliable electricity sources than that provided by the grid or diesel back-up generators may be willing to pay higher prices per kW to obtain the power that they need. We believe that these "early adopters" will likely be municipalities in heavy smog areas as well as hospitals, schools or universities. We believe that these initial customers will enable us to increase volume and subsequently implement our cost reduction plans. As a result, we believe we eventually will be able to provide a lower cost product and therefore achieve greater market potential with more traditional commercial and industrial customers.

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

Improved performance: Power plant performance is a critical factor. Power output has a direct impact on capital cost as measured in cost per kW, and efficiency, decay rate and availability all affect the cost of electricity, which is the best measure of the value of our products. Our research and development activities have made and are expected to continue to make substantial progress in these areas. For example, if we are successful in our ongoing research and development efforts, we might expect that stack life could increase from five years for the first stack replacement in a 30 year plant, to between seven and eight years for the last stack replacement, with additional gains in power and efficiency.

Competition

We are competing primarily on the basis of fuel efficiency, environmental considerations and cost. We believe that the carbonate fuel cell enjoys competitive advantages over most other fuel cell designs. These benefits include higher fuel efficiency (which leads to lower overall fuel cost), significantly lower emissions, scalability and potentially lower operating, maintenance and generation costs because of a less complex balance of plant. We believe that we are more advanced in the development of carbonate fuel cells than other manufacturers.

Several companies in the United States are involved in fuel cell development, although we believe that we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells. Emerging technologies in our target distributed generation market include small gas turbines, PEM fuel cells, phosphoric acid fuel cells and solid oxide fuel cells. Major competitors using or developing these technologies include Capstone Turbine Corporation, Elliot Energy Systems and Honeywell International Inc. in the case of gas turbines, Ballard Power Systems, Inc., UTC Fuel Cells, Nuvera Fuel Cells, Inc. and Plug Power Inc., in the case of PEM fuel cells, ONSI Corporation in the case of phosphoric acid fuel cells, and SiemensWestinghouse Electric Company and Mitsubishi Heavy Industries, Ltd. in the case of solid oxide fuel cells. Each of these competitors has the potential to capture market share in our target market.

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

In Europe, a company in Italy is actively engaged in carbonate fuel cell development and is a potential competitor. Our licensee in Germany, MTU, and its partners have conducted the most significant activity in Europe.

We must also compete with companies manufacturing more established combustion equipment, including various engines and turbines, which are currently in use and have established operating and cost features. Significant competition comes from the gas turbine industry that has recently made progress in improving fuel efficiency and reducing pollution in large size combined cycle natural gas fueled generators. Efforts are underway to extend these advantages to small size machines. We believe that these smaller gas turbines will not be able to match our fuel cell efficiency or environmental characteristics.

Manufacturing

We manufacture fuel cells at our 65,000 square foot facility in Torrington, Connecticut. This facility currently has production capacity of 50MW per year, on a three-shift basis. We expect to increase our manufacturing capacity in stages to 400 MW in 2004.

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

To achieve some of our cost reduction goals, we plan to develop strategic alliances with equipment suppliers to supply the balance of plant for our Direct FuelCell® products, which we expect to either be delivered to power plant sites as a modularized package for assembly with our fuel cell stack components or be assembled at our manufacturing facility for delivery to the power plant site.

Research and Development

A significant portion of our research and development has been funded by government contracts, and is classified as cost of research and development contracts in our consolidated financial statements. For the fiscal years ended 2001, 2000 and 1999, total research and development expense, including amounts received from the DOE, other government agencies and our customers, and amounts that have been self-funded, was $20.6 million, $13.1 million and $13.2 million respectively.

Proprietary Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, patents, confidentiality procedures (including, in some instances, the encryption of certain technical information) and confidentiality agreements and inventors' rights agreements with our strategic partners, subcontractors, vendors, suppliers, consultants and employees to protect our proprietary rights. We have obtained patents and will continue to make efforts to obtain patents, when available, in connection with our technologies. We have 36 U.S. and 92 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). Of the 36 U.S. patents, 32 relate to our Direct FuelCell® technology. We also have submitted 11 U.S. and 35 international patent applications. The patents that we have obtained will expire between 2002 and 2019, and the average remaining life of our patents is approximately 8 years. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. Certain of our intellectual property have been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors.

Many of our United States patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Four of our patents that were the result of government-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. Our patents that were the result of government-funded research after January 1988 automatically belong to us because of our "small business" status. We expect to continue to qualify as a "small business" for the remainder of the three-year extension of the DOE cooperative agreement.

Fourteen of our United States patents that we own have resulted from government-funded research are subject to the risk of exercise of "march-in" rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. These "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. We believe, however, that the likelihood of the United States government exercising these rights is remote and would only occur if we ceased our commercialization efforts and there was a compelling national need to use the patents.

Government Regulation

We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. We believe that emissions of sulfur dioxide and nitrogen oxide from our fuel cell power plants will be much lower than conventional combustion-based generating stations, and well within existing and proposed regulatory limits. The primary emissions from our megawatt class Direct FuelCell® power plants, assuming no co-generation application, will be humid flue gas (that will be discharged at a temperature of approximately 700-800° F), water (that will be discharged at a temperature of approximately 10-20° F above ambient air temperatures) and carbon dioxide. In light of the high temperature of the gas emissions, we will likely be required by regulatory authorities to site or configure our power plants in a way that will allow the gas to be vented at acceptable and safe distances. We believe that this regulation of the gas emissions will be similar to the regulation of other power plants with similar heat and discharge temperatures. The discharge of water from our power plants will likely require permits whose terms will depend on whether the water is permitted to be discharged into a storm drain or into the local wastewater system. Lastly, as with any use of hydrocarbon fuel, the discharge of particulates will have to meet emissions standards. While industrial plants will have very low carbon monoxide emissions, there could be additional permitting requirements in smog non-attainment areas with respect to carbon monoxide if a number of our units are aggregated together.

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

Employees

As of October 31, 2001, we had 264 full-time employees, of whom 128 were located at the Torrington, Connecticut manufacturing plant, and 136 were located at the Danbury, Connecticut facility or various field offices.

Executive Officers of the Registrant

The executive officers of the Company and their ages are as follows:

NAME	AGE	POSITION WITH THE COMPANY

Jerry D. Leitman	59	President, Chief Executive Officer and Director

Dr. Hansraj C. Maru	57	Executive Vice President, Chief Technical Officer and Director

Christopher R. Bentley	59	Executive Vice President, Chief Operating Officer and Director

Joseph G. Mahler	49	Vice President, Chief Financial Officer, Treasurer & Corporate Secretary

Herbert T. Nock	52	Senior Vice President of Marketing and Sales

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

We have recently incurred losses and anticipate continued losses and negative cash flow

We are currently transitioning from a research and development company that has been primarily dependent on government contracts to a company focusing on commercial products. As such, we have not achieved profitability since our fiscal year ended October 31, 1997 and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs. We incurred net losses of $15,438,000 for the fiscal year ended October 31, 2001. Even if we achieve our objective of bringing our first commercial product to market in the second half of calendar 2002, we anticipate that we will continue to incur losses and generate negative cash flow until we can cost-effectively produce and sell our Direct FuelCell® products, which we do not expect to occur for several years. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. We may never become profitable. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability.

Our cost reduction strategy may not succeed or may be significantly delayed

Our cost reduction strategy is based on the assumption that a significant increase in production will result in the realization of economies of scale. In addition, certain aspects of our cost reduction strategy rely on advancements in our manufacturing process, engineering design and technology (including projected power output) that, to a large degree, are currently not ascertainable. A failure by us to achieve a lower cost structure through economies of scale, improvements in the manufacturing process and engineering design and technology maturation would have a material adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

We expect the production costs of our initial commercial products to be higher than their sales prices. We recognize that successfully implementing our strategy and obtaining a significant share of the distributed generation market will require that we offer our Direct FuelCell® products at competitive prices, which can only be accomplished when production costs are cut substantially from current levels. If we are unable to produce Direct FuelCell® products at competitive prices relative to alternative technologies and products, our target market customers will be unlikely to buy our Direct FuelCell® products.

Our Direct FuelCell® products produce electricity from a variety of hydrocarbon fuels, such as natural gas and methanol. If these fuels are not readily available or if their prices are such that electricity produced by our products costs more than electricity provided through other generation sources, our products would be less economically attractive to potential energy users. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal. Significant decreases in the price of these inputs could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our Direct FuelCell® products.

Commercialization of our products is dependent on conducting successful field trials

One key aspect of our strategy is to leverage the success of our field trials and demonstration projects into long-term distributor-type relationships that will result in these distributors marketing our Direct FuelCell® products directly to energy customers. For example, MTU is currently field testing two 250 kW power plants in Germany that incorporate our Direct FuelCell® as their fuel cell components. We believe that our fuel cell commercialization program is dependent upon us conducting additional commercial field trials and demonstration projects of our power plants and completing substantial additional research and development. We have planned several field trials and demonstration projects for our sub-megawatt and megawatt class stationary fuel cell power plants. We have not yet, however, conducted any field trials of our proposed commercial design megawatt class products.

Field trials and demonstration projects may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others (including balance of plant), the failure to combine these technologies properly (including control system coordination) and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays are beyond our control. A failure by us to conduct field trials and demonstration projects of our megawatt class products or a failure to site the scheduled sub-megawatt power plants and complete these commercial field trials and research and development as currently planned could delay the timetable by which we believe we can begin to commercially sell our Direct FuelCell® products. The failure of planned commercial field trials to perform as well as we anticipate could also have a material adverse effect on our commercialization plans, including the ability to enter into long-term distributor-type relationships for our Direct FuelCell® products. Any delay, performance failure or perceived problem with our field trials could hurt our reputation in the distributed generation market and, therefore, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We currently face and will continue to face significant competition

Our Direct FuelCell® products currently face and will continue to face significant competition. Technological advances in alternative energy products or improvements in the electric grid or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than us, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our products and technologies.

As our Direct FuelCell® products have the potential to replace existing power sources, competition with our products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of fuel cells. The distributed generation market, our target market, is currently serviced by several manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted technologies such as internal combustion engines and turbines as well as coal, oil and nuclear powered generators.

We believe that we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells. In Asia, at least three manufacturers have demonstrated varying levels of interest in developing and marketing carbonate fuel cells. One of these manufacturers has demonstrated extended operation of a 200 kW carbonate fuel cell. Two of these manufacturers have jointly demonstrated extended operation of a 100 kW carbonate fuel cell and recently tested a 1 MW plant. In Italy, there is one company engaged in carbonate fuel cell development that is a potential competitor. Our licensee in Germany, MTU, and its partners have conducted the most significant activity in Europe.

Other types of fuel cell and alternative energy technologies are being actively pursued by a number of companies. Customers have not yet identified the technologies of choice for alternative energy sources. Emerging technologies in the target distributed generation market include small gas turbines, PEM fuel cells, phosphoric acid fuel cells and solid oxide fuel cells. Major competitors using or developing these technologies include Capstone Turbine Corporation, Elliot Energy Systems and Honeywell International Inc. in the case of small gas turbines, Ballard Power Systems, Inc., UTC Fuel Cells, Plug Power, Inc. and Nuvera Fuel Cells, Inc. in the case of PEM fuel cells, ONSI Corporation in the case of phosphoric acid fuel cells, and SiemensWestinghouse Electric Company and Mitsubishi Heavy Industries, Ltd. in the case of solid oxide fuel cells. Each of these competitors has the potential to capture market share in our target market, which could have a material adverse effect on our position in the industry.

We may not meet our product development and commercialization milestones

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable Direct FuelCell® products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. To gauge our progress, we operate, test and evaluate our Direct FuelCell® products under actual conditions. If our systems exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our initial commercial Direct FuelCell® products may decline to purchase them or choose to purchase alternative technologies. We expect to enter the commercial market with our sub-megawatt class product in the second half of calendar year 2002 and with our megawatt-class products in the latter part of calendar year 2002. We cannot be sure that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet publicly announced milestones might have a material adverse effect on our operations and our stock price.

We have limited experience manufacturing our Direct FuelCell® products on a commercial basis

To date, we have focused primarily on research and development and conducting demonstrations and field trials. We have no experience manufacturing our Direct FuelCell® products on a commercial basis. We have recently installed additional equipment that will allow us to produce 50 MW per year. We expect that we will then increase our manufacturing capacity in stages to 400 MW in 2004. We cannot be sure that we will be able to achieve our planned increases in production capacity. Also, as we scale up our production capacity, we cannot be sure that unplanned failures or other technical problems relating to the manufacturing process will not occur.

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

Even if we are successful in achieving our planned increases in production capacity, we cannot be sure that we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers. Given our dependence on government research and development contracts and the necessity of providing government entities with substantial amounts of information, our sales process has historically been long and time-consuming. We will need to shorten the time from initial contact to final product delivery if we hope to expand production, reach a wider customer base and forecast revenues with any degree of certainty. Additionally, we cannot be sure that we will be able to develop efficient, low-cost manufacturing capabilities and processes (including automation) that will enable us to meet our cost goals and profitability projections. Our failure to shorten the sales cycle for our Direct FuelCell® products or to develop these advanced manufacturing capabilities and processes, or meet our cost goals, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our commercialization plans are dependent on market acceptance of our Direct FuelCell® products

Our commercialization plans, which include bringing our sub-megawatt class product to market in the second half of calendar year 2002, are dependent upon market acceptance of, as well as enhancements to, our Direct FuelCell® products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is new and evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell® products may be affected by many factors that are out of our control, including:

    the cost competitiveness of our Direct FuelCell® products;

    the future costs of natural gas and other fuels used by our Direct FuelCell® products;

    consumer reluctance to try a new product;

    consumer perceptions of the safety of our Direct FuelCell® products;

    the pace of utility deregulation nationwide, which could affect the market for distributed generation;

    local permitting and environmental requirements; and

    the emergence of newer, more competitive technologies and products.

If a sufficient market fails to develop or develops more slowly than we anticipate we may be unable to recover the losses we will have incurred in the development of our Direct FuelCell® products and may never achieve profitability.

As we begin to commercialize our Direct FuelCell® products, we will need to develop warranties, production guarantees and other terms and conditions relating to our products that will be acceptable to the marketplace, develop a service organization or third party service relationship that will aid in servicing our products and obtain self-regulatory certifications, if available, with respect to our products. Failure to achieve any of these objectives may also slow the development of a sufficient market for our products and, therefore, have a material adverse effect on our results of operations.

Our government research and development contracts are important to the implementation of our commercialization plans

Since 1995, our revenues have been principally derived from a long-term cooperative agreement with the U.S. Department of Energy (DOE). This agreement covers the design, scale-up, construction and testing of direct carbonate fuel cells operating on natural gas. The estimated value of this agreement with the DOE, which expires in December 2003, is $135 million. Of that amount, $26 million remains to be funded by the DOE (excluding our cost share requirements of $13 million). This agreement is important to the continued development and commercialization of our technology and our products.

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

The United States government has certain rights relating to our intellectual property

Many of our United States patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Four of our patents that were the result of government-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. Our patents that were the result of government-funded research after January 1988 automatically belong to us because of our "small business" status.

Fourteen United States patents that we own have resulted from government-funded research and are subject to the risk of exercise of "march-in" rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. These "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. In addition, our DOE-funded research and development agreements also require us to agree that we will not provide to a foreign entity any fuel cell technology subject to that agreement unless the fuel cell technology will be substantially manufactured in the U.S.

The failure to continue to qualify as a "small business" under applicable government regulations, and the related inability to own patents developed with government funds if we do not so qualify (unless we obtain a waiver from the government), or the exercise or enforcement of "march-in" or other rights by the government could materially adversely affect our business, prospects, results of operations and financial condition.

Our future success and growth is dependent on our distribution strategy

We do not plan to establish a direct distribution infrastructure for our Direct FuelCell® products. A key aspect of our strategy is to use multiple third-party distribution channels to ultimately service our diverse customer base. Depending on the needs of the customer, our Direct FuelCell® products could be distributed through a value added distributor who could provide a package of our products and various other components such as flywheels and battery storage devices; through an energy services company who could arrange various ancillary services for the customer; or through power generation equipment suppliers.

We cannot assure you that we will enter into distributor relationships that are consistent with, or sufficient to support, our commercialization plans or our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the distributors with which we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these distributor arrangements have or will require that we grant exclusive distribution rights to companies in defined territories. These exclusive arrangements could result in us being unable to enter into other arrangements at a time when the distributor with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. In addition, future distributor arrangements may also include the issuance of equity and warrants to purchase our equity, which may have an adverse effect on our stock price. To the extent we enter into distributor relationships, the failure of these distributors in assisting us with the marketing and distribution of our products may adversely affect our financial condition and results of operations.

We cannot be sure that MTU will continue to, or OEMs will, manufacture or package products using our Direct FuelCell® components. In this area, our success will largely depend upon our ability to make our products compatible with the power plant products of OEMs and the ability of these OEMs to sell their products containing our products. In addition, some OEMs may need to redesign or modify their existing power plant products to fully incorporate our products. Accordingly, any integration, design, manufacturing or marketing problems encountered by MTU or OEMs could adversely affect the market for our Direct FuelCell® products and, therefore, our business, prospects, results of operations and financial condition.

We depend on third party suppliers for the development and supply of key components for our Direct FuelCell® products

We purchase several key components of our products from other companies and will rely on third-party suppliers for the balance-of-plant components in our Direct FuelCell® products. There are a limited number of suppliers for some of the key components of our Direct FuelCell® products. A supplier's failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or technical specifications or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our Direct FuelCell® products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

We do not know when or whether we will secure long-term supply relationships with any of our suppliers or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our Direct FuelCell® products.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that we have obtained will expire between 2002 and 2019 and the average remaining life of our patents is approximately 8 years. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing third-party patents, we do not know whether we will able to obtain licenses to use such patents on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that:

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

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our subcontractors, vendors, suppliers, consultants, strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property have been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

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

We may be affected by environmental and other governmental regulation

As we begin to commercialize our Direct FuelCell® products, we will be subject to federal, state or local regulation with respect to, among other things, emissions and siting. Assuming no co-generation applications are utilized in conjunction with our larger plants, they will discharge humid flue gas at temperatures of approximately 700-800° F, water at temperatures of approximately 10-20° F above ambient air temperatures and carbon dioxide. These emissions will require permits that we expect (but cannot assure) will be similar to those applicable to generating units.

In addition, it is possible that industry specific laws and regulations will be adopted covering matters such as transmission scheduling, distribution and the characteristics and quality of our products, including installation and servicing. This regulation could limit the growth in the use of carbonate fuel cells, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our Direct FuelCell® products. Accordingly, compliance with existing or future laws and regulations as we begin to commercialize and site our products could have a material adverse effect on our business, prospects, and results of operations and financial condition.

Utility companies could impose customer fees or interconnection requirements to our customers that could make our products less desirable

Utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back up purposes. These fees could increase the cost to our customers of using our Direct FuelCell® products and could make our products less desirable, thereby harming our business, prospects, results of operations and financial condition.

Several states (Texas, New York, California and others) have created and adopted or are in the process of creating their own interconnection regulations covering both technical and financial requirements for interconnection to utility grids. Depending on the complexities of the requirements, installation of our systems may become burdened with additional costs and have a negative impact on our ability to sell systems. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. The Institute of Electrical and Electronics Engineers has been working to create an interconnection standard addressing the technical requirements for distributed generation to interconnect to utility grids. Many parties are hopeful that this standard will be adopted nationally when it is completed to help reduce the barriers to deployment of distributed generation such as fuel cells.

Changes in government regulations and electric utility industry restructuring may affect demand for our Direct FuelCell® products

The market for electricity generation products is heavily influenced by federal and state governmental regulations and policies. Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas of the state. To alleviate these problems, emergency procedures have been implemented in California to provide for expedited review and approval of the construction and operation of new power plants in California on favorable terms. Additional competition from these power plants or other power sources that may take advantage of favorable legislation as well as unforeseen changes in the California market could diminish the potential demand for our products. Changes in regulatory standards or policies could reduce the level of investment in the research and development of alternative energy sources, including fuel cells, and could similarly result in a reduction in the potential demand for our Direct FuelCell® products.

Our target market, the distributed generation market, is driven by deregulation and restructuring of the electric utility industry in the United States and elsewhere and by the requirements of utilities, independent power producers and end users. Deregulation of the electric utility industry is subject to government policies that will determine the pace and extent of deregulation. Many states have recently delayed the implementation of deregulation as a result of the energy situation in California. Changes in government and public policy over time could further delay or otherwise affect deregulation and, therefore, adversely affect our prospects for commercializing our Direct FuelCell® products and our financial results. We cannot predict how the deregulation and restructuring of the electric utility industry will ultimately affect the market for our Direct FuelCell® products.

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

Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims

Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. In addition, our Direct FuelCell® products operate at high temperatures and use corrosive carbonate material, which could each expose us to potential liability claims. Any accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for our Direct FuelCell® products. In addition, we may be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

We are subject to risks inherent in international operations

Since we plan to market our Direct FuelCell® products both inside and outside the United States, our success depends, in part, on our ability to secure foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

We have large and influential stockholders

MTU currently owns approximately 7.0% of our outstanding common stock (based upon the shares of our common stock outstanding as of October 31, 2001). Loeb Investors Co. LXXV and Warren Bagatelle (a managing director of an affiliate of Loeb Investors Co. LXXV) collectively own approximately 4.1% of our outstanding common stock (based upon the shares of our common stock outstanding as of October 31, 2001). These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Michael Bode of MTU, Warren Bagatelle and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). MTU is also a licensee of our technology and a purchaser of our Direct FuelCell® products. Therefore, it may be in MTU's interest to possess substantial influence over matters concerning our overall strategy and technological and commercial development. In addition, MTU's ownership interest could raise a conflict of interest if MTU is experimenting with competing technologies for its own products.

Our stock price has been and could remain volatile

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

    failure to meet our product development and commercialization milestones;

    due to our stage of development, variations in our quarterly operating results from the expectations of securities analysts or investors;

    downward revisions in securities analysts' estimates or changes in general market conditions;

    announcements of technological innovations or new products or services by us or our competitors;

    announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    additions or departures of key personnel;

    investor perception of our industry or our prospects;

    insider selling or buying;

    demand for our common stock; and

    general technological or economic trends.

In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business, prospects, and results of operations and financial condition.

Provisions of Delaware and Connecticut law and of our charter and by-laws may make a takeover more difficult

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors. See "Description of Common Stock."

Future sales of our common stock could adversely affect our stock price

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. As of October 31, 2001, we had 38,998,788 shares of common stock outstanding. Of these shares, as of that date, 38,730,674 shares of our common stock are freely tradable subject, in some cases, to the volume and manner of sale limitations under Rule 144 under the Securities Act. As of that date, 268,114 shares of our common stock will become available for sale at various later dates upon the expiration of various restrictions on resale.

In addition, as of October 31, 2001, 5,409,212 shares of our common stock were required to be reserved for issuance under our stock option and other benefit plans and 3,633,333 shares of our common stock were required to be reserved for issuance pursuant to outstanding warrants. As of October 31, 2001, options to purchase 4,156,802 shares of our common stock were issued and outstanding under our stock option plans at a weighted average exercise price of $9.62 per share, of which options to purchase 2,302,552 shares had vested. The outstanding warrants to purchase 3,633,333 shares of our common stock have not yet vested.

As of October 31, 2001, the holders of 853,910 shares of our common stock had the right, subject to various conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to fall.

We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

Item 2.	PROPERTIES

We currently own and occupy approximately 72,000 square feet in two interconnected single story buildings on 10.8 acres, of which approximately 7.9 acres are currently used, in Danbury, Connecticut.

We have a ten-year lease agreement for a 65,000 square foot facility in Torrington, Connecticut for our manufacturing operations. The annual lease cost is $448,000 in the first five years and $512,000 for the last five years, in addition to taxes, utilities and operating expenses. We have an option to extend the lease for an additional five years with an annual lease cost of $569,000. We have received a term loan facility that allows us to borrow up to $4,000,000 from the Connecticut Development Authority to be used for the purchase of equipment at this facility. As of October 31, 2001, we had $1,427,000 outstanding under this facility.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been publicly traded since June 25, 1992. From September 21, 1994 through February 25, 1997, it was quoted on the Nasdaq National Market, and from February 26, 1997 through June 6, 2000 it was traded on the American Stock Exchange. Since June 7, 2000, it has been quoted on the Nasdaq National Market under the symbol "FCEL." On January 25, 2002, there were approximately 476 common stockholders of record.

The following table sets forth the range of high and low prices of our common stock on the American Stock Exchange and the Nasdaq National Market, as applicable.

	High	Low

Year Ended October 31, 2000
First Quarter	$15.75	$4.21
Second Quarter	23.88	7.88
Third Quarter	20.28	9.00
Fourth Quarter	54.38	15.82

Year Ended October 31, 2001
First Quarter	$41.75	$22.63
Second Quarter	36.25	19.25
Third Quarter	46.72	15.50
Fourth Quarter	20.45	10.48

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently anticipate retaining all of our earnings to finance future growth.

Unregistered Securities

Marubeni purchased 268,114 shares of our common stock for $10 million in July 2001. Sale of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2001 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this Report (the "Consolidated Financial Statements"). The data set forth below is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

(Dollars in thousands, except for per share amounts)

	2001	2000	1999	1998	1997

Revenues:
Research and development contracts	$20,882	$17,986	$18,553	$24,318	$24,830
Product sales and revenues	5,297	2,729	1,412	--	--

Total revenues	26,179	20,715	19,965	24,318	24,830
Costs and expenses:
Cost of research and development contracts	17,488	11,173	11,397	14,590	15,642
Cost of product sales and revenues	16,214	4,968	1,025	--	--
Administrative and selling expense	8,952	7,917	6,615	6,986	6,081
Depreciation	1,693	1,473	1,362	1,529	1,768
Research and development expenses	3,108	1,917	1,813	2,258	1,270

Income (loss) from operations	(21,276)	(6,733)	(2,247)	(1,045)	69

License fee income, net	270	266	1,527	678	650
Interest expense	(116)	(141)	(169)	(269)	(354)
Interest and other income, net	5,684	2,138	195	267	307

Income (loss) before provision for income taxes	(15,438)	(4,470)	(694)	(369)	672
Provision for income taxes	--	--	291	13	247
Minority interest	--	11	--	--	--

Net income (loss)	$(15,438)	$(4,459)	$(985)	$(382)	$425

Basic and diluted earnings (loss) per share:	$(0.45)	$(0.16)	$(0.04)	$(0.02)	$0.02

Basic and diluted shares outstanding	34,359,320	28,297,594	24,906,856	24,486,108	23,727,040

Working capital	$276,173	$71,576	$7,204	$10,234	$6,366
Total assets	334,020	91,028	19,831	26,843	21,433
Long-term debt	1,252	--	1,625	1,944	2,699
Total shareholder's equity	319,716	83,251	14,815	15,870	14,769

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We currently obtain our revenues from government and industry funded research and development contracts, demonstration and field trial projects, and license fees. These contracts are generally multi-year, cost reimbursement type contracts. The majority of these are United States Government contracts that are dependent upon the government's continued allocation of funds. We are currently transitioning from a research and development company to a company focusing on commercializing our products.

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

Our research and development expenses reflect costs incurred for internal research and development projects conducted without specific customer-sponsored contracts. These costs consist primarily of labor, overhead, materials to build prototype units, materials for testing, consulting fees and other costs associated with our internal research and development expenses.

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

In July 2000, the DOE extended the cooperative agreement for three additional years. Approximately $26,000,000 remains to be funded by the DOE for the remaining period. In conjunction with this extension, we must provide additional cost share funding of $13,000,000.

On February 22, 1999, we effected a spin-off to our stockholders of 100% of the shares of Evercel, a wholly owned subsidiary of ours. In connection with this transaction, we transferred to Evercel net assets of $669,000 representing the principal assets and liabilities related to our battery group that was engaged in the development and commercialization of a patented, nickel-zinc rechargeable battery. Following the transfer, we distributed to our stockholders in a tax-free distribution, one share of Evercel Common Stock for every three shares of our common stock.

RESULTS OF OPERATIONS

2001 compared to 2000. Revenues increased 26% to $26,179,000 in the 2001 period from $20,715,000 in the 2000 period. This was due to $2,896,000 of additional revenue from our research and development contracts including King County, Navy Phase II, Clean Coal, Vision 21 and Coal Mine Methane, and $2,568,000 of added demonstration project revenue from Marubeni and MTU.

Cost of research and development contracts increased to $17,488,000 in the 2001 period from $11,173,000 in the 2000 period. This was due to an increased number of cost-sharing type contracts. We estimate that these new contracts will result in continued growth in research and development contract costs in the 2002 period.

Cost of product sales and revenues increased to $16,214,000 in the 2001 period from $4,968,000 in the 2000 period due to an overall increase in the procurement and manufacturing of field trials and an increase in development costs on our initial field trial units.

Administrative and selling expenses increased 13% to $8,952,000 in the 2001 period from $7,917,000 in the 2000 period. This was driven by sales and marketing efforts including higher employment and other costs of commercialization.

Depreciation expense increased 15% to $1,693,000 in the 2001 period from $1,473,000 in the 2000 period as a result of capital purchases.

Research and development expenses increased 62% to $3,108,000 in the 2001 period from $1,917,000 in the 2000 period. This was due to the incurring of development costs associated with design improvements of our fuel cells.

Loss from operations increased to $21,276,000 in the 2001 period from $6,733,000 in the 2000 period. The additional losses resulted from activities on our field trials and cost shared contracts, and a higher level of sales and marketing activity.

Interest expense decreased to $116,000 in the 2001 period from $141,000 in the 2000 period. This was attributable to the repayment of indebtedness offset by incurring new indebtedness at lower rates in the second half of the 2001 period. Due to anticipated additional borrowings, debt service on the new loan in the 2002 period will result in higher interest expense than in the 2001 period.

Interest and other income, net, increased to $5,684,000 in the 2001 period from $2,138,000 in the 2000 period. This was due to the investment of the $241,200,000 net cash proceeds from our equity offering in June 2001, and the $10,000,000 of proceeds from the sale of common stock to our strategic Asian partner, Marubeni, in July 2001.

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

Research and development costs under contracts decreased to $11,173,000 in the 2000 period from $11,397,000 in the 1999 period. The decrease was primarily the result of timing of the award of new contracts.

Cost of product sales and revenues increased to $4,968,000 in the 2000 period from $1,025,000 in the 1999 period. The increase was due to new demonstration projects.

Administrative and selling expenses increased 20% to $7,917,000 in the 2000 period from $6,615,000 in the 1999 period. Increased employment costs, an increase in state franchise taxes paid on our increased equity, and other costs of commercialization accounted for the increase. Depreciation expense increased 8% to $1,473,000 in the 2000 period from $1,362,000 in the 1999 period as a result of capital purchases.

Research and development expenses increased 6%, to $1,917,000 in the 2000 period from $1,813,000 in the 1999 period. Increased development costs associated with our fuel cells accounted for the increase.

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

Interest and other income, net, increased to $2,138,000 in the 2000 period from $195,000 in the 1999 period. The increase is a result of interest earned on the cash proceeds from our common stock offering in April 2000, and investments from Enron and PPL.

Liquidity and Capital Resources

Our operations are funded primarily through cash generated from operations, borrowings, and sales of equity. Cash from operations includes revenue from government contracts and cooperative agreements, field trial projects, sale of fuel cell components primarily to MTU, license fees, and interest income.

At October 31, 2001, we had working capital of $276,173,000 including $274,760,000 of cash, cash equivalents and investments, compared to working capital of $71,576,000 including $74,754,000 of cash and cash equivalents at October 31, 2000. The increase in working capital is due to the increase in cash, cash equivalents and investments as we raised net proceeds of $241,200,000, after approximately $300,000 of commissions, fees and other expenses, in June 2001 from the sale of 6,900,000 shares of common stock. Also in June 2001, Marubeni made an equity investment of $10,000,000 for 268,114 shares of our common stock. We acquired $19,094,000 in fixed assets and repaid $1,625,000 of debt during the year ended October 31, 2001.

We have entered into a $4,000,000 loan agreement with the Connecticut Development Authority that will be used to purchase equipment for the manufacturing facility. To date, we have borrowed $1,427,000 pursuant to this agreement.

The cash generated from operations, borrowings, and sales of equity will be used to support the commercialization of our Direct FuelCell® products. Proceeds will be used to purchase additional manufacturing equipment as well as for general corporate purposes including research and development, field trial support and working capital. Working capital requirements will consist primarily of increases in inventory as additional demonstrations and field trials of our Direct FuelCell® products are conducted and material purchases increase. Proceeds will also be used to support the cost of early field trials and demonstration projects that will likely exceed revenue from these projects.

We anticipate that our existing capital resources together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least 2002.

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

In addition to the DOE Cooperative Agreement, we have received a $3,125,000, 24.2% cost-shared contract under the Vision 21 program to develop a Direct FuelCell®/turbine power plant by 2002, a $16,500,000, 20% cost-shared contract from the U.S. Navy to demonstrate a marine fuel cell power plant operating on diesel fuel by 2003 and a $5,362,000, 50% cost-shared contract with the DOE to develop a Direct FuelCell® utilizing coal methane gas. We have also signed an agreement with King County, Washington to deliver in 2002 a one mega-watt Direct FuelCell® power plant using municipal wastewater digester gas. The project will be cost-shared equally by King County and us and has a total value of $18,800,000.

Recent Accounting Pronouncements

SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 revises the guidance for business combinations and eliminates the pooling method. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. Neither of these standards, which are effective for fiscal years beginning after December 15, 2001, is anticipated to have any impact on our financial condition or results from operations upon adoption.

SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We are required to adopt the provisions of SFAS No. 143 for the quarter ending January 31, 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. It is not practicable at this time for management to estimate the impact of adopting this Statement at the date of this report.

In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We are required to adopt the provisions of SFAS No. 144 effective November 1, 2002 and it is not anticipated to have any impact on our financial condition or results from operations.

Significant Accounting Policies

Revenue Recognition

Revenues represent reimbursement by commercial and government entities for all or a portion of the research and development costs we incur on long-term contracts including demonstrations and field trial. We recognize our revenues on long-term contracts on a method similar to the percentage of completion method. Revenues are recognized proportionally as research and development costs are incurred and compared to the estimated total research and development costs for each contract or field trial. Costs are considered research and development in nature as the benefit to be obtained from incurring such costs may represent the design, development, manufacture, and the conditioning and testing of our fuel cell stacks. In many cases, the amount we are reimbursed is exceeded by the costs incurred or to be incurred on a contract.

As we commercialize our fuel cell technology costs will relate entirely to the fulfillment of individual contracts with customers. At the point that our fuel cells are commercialized, estimated costs to complete an individual contract in excess of revenue will be accrued immediately.

Inventories

As discussed above, we recognize research and development costs for contracts as incurred. When we pay costs for material, labor and overhead to build fuel stacks which have not yet been dedicated to a particular contract, we include them in WIP inventory to the extent we estimate them to be recoverable based on anticipated use of the fuel stacks and anticipated cost reimbursement on these anticipated contracts. At October 31, 2001, there was $2,815,000, net in WIP inventory related to such costs. During the normal course of business, we may at any time dedicate the fuel stacks in WIP inventory to a contract, at which point in time the inventory costs are charged to research and development expense and when appropriate, revenue will be recognized on these costs.

As we increase our commercial activities, we anticipate that our assessment of recoverability of inventory costs will become increasingly dependent upon the amount we believe we can sell the fuel stacks in the commercial market, and less on the extent to which costs are reimbursed pursuant to government contracts.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposure to market risk for changes in interest rates, relates primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at October 31, 2001, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $2,500,000 annually, based on the investment of our cash and cash equivalents and outstanding debt at October 31, 2001.

Currency Rate Exposure

Our functional currency is the U.S. dollar. To the extent we expand our international operations, we will be exposed to increased risk of currency fluctuation. In fiscal 2001 and beyond, we have or will be purchasing materials for various projects in foreign countries. Many of these purchases will be denominated in the currency of the related region. In order to protect the purchase price from currency fluctuations, we may, from time to time, to enter into forward contracts to purchase foreign currency. It is expected that changes in the market value of the futures contracts will be included as part of the acquisition price of the materials inventory and realized when the project is ultimately completed, along with the offsetting foreign currency gains or losses.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data are listed under Part IV, Item 14, in this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" contained in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" in our Proxy Statement for our Annual Meeting of Shareholders to be held on March 26, 2002 (the "2002 Proxy Statement") to be filed with the SEC within 120 days from the fiscal year end.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Section captioned "Executive Compensation " to be contained in the 2002 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Section captioned "Security Ownership of Certain Beneficial Owners and Management" to be contained in the 2002 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Section captioned "Certain Relationships and Related Transactions" to be contained in the 2002 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS
1)	Independent Auditors' Report

KPMG LLP (See page F-2, hereof.)

2)	Consolidated Balance Sheets as of October 31, 2001 and 2000 (See page F-3 hereof.)

3)	Consolidated Statements of Loss for the Years Ended October 31, 2001, 2000, and 1999 (See page F-4, hereof.)

4)	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended October 31, 2001, 2000 and 1999 (See page F-5, hereof.)

5)	Consolidated Statements of Cash Flows for the Years Ended October 31, 2001, 2000 and 1999 (See page F-6, hereof.)

6)	Notes to Consolidated Financial Statements

(A) (2) FINANCIAL STATEMENT SCHEDULES

Supplement schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description	Method of Filing

2	Distribution Agreement between the Company and Evercel, dated as of February 16, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated February 22, 1999)

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

10.6

**License Agreement, dated February 11, 1988, between EPRI and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21

*FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26

Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Bölkow-Blohm and the Company (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 3 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 24, 1992)

10.27

Cross-Licensing and Cross-Selling Agreement, as amended December 15, 1999, between the Company and MTU Motoren-Und Turbinen-Union Friedrichshafen GmbH ("MTU") (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended January 31, 2000).

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

21	Subsidiaries of the Company (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1, (File No. 33-47233) dated April 14, 1992)

23.1	Consent of KPMG LLP

* Management Contract or Compensatory Plan or Arrangement **Confidential Treatment has been granted for portions of this document

(b)	The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year 2001.

None

Independent Auditors' Report

The Board of Directors of
FuelCell Energy, Inc.:

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiary as of October 31, 2001 and 2000, and the related consolidated statements of loss, changes in shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc. as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
     KPMG LLP

Stamford, CT
December 17, 2001

FUELCELL ENERGY, INC.
 Consolidated Balance Sheets
October 31, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2001	2000

ASSETS

Current assets:
Cash and cash equivalents	$256,870	$74,754
Investments	17,890	--
Accounts receivable, net	7,110	3,459
Inventories	6,334	305
Deferred income taxes	25	50
Other current assets	996	596

Total current assets	289,225	79,164

Property, plant and equipment, net	27,188	9,794
Investments	15,773	--
Deferred income taxes	266	241
Other assets, net	1,568	1,829

Total assets	$334,020	$91,028

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$175	$1,625
Accounts payable	4,679	1,626
Accrued liabilities	6,763	3,557
Deferred license fee income	37	38
Customer advances	1,398	742

Total current liabilities	13,052	7,588

Long-term debt	1,252	--

Total liabilities	14,304	7,588

Minority interest	--	189

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 and 40,000,000 shares authorized at October 31, 2001 and October 31, 2000 respectively: 38,998,788 and 31,461,420 shares issued and outstanding at October 31, 2001 and October 31, 2000, respectively	4	3

Additional paid-in capital	338,936	87,034
Accumulated deficit	(19,224)	(3,786)

Total shareholders' equity	319,716	83,251

Total liabilities and shareholders' equity	$334,020	$91,028

The accompanying footnotes are an integral part of the consolidated financial statements.

FUELCELL ENERGY, INC.
 Consolidated Statements of Loss
October 31, 2001, 2000 and 1999
(Dollars in thousands, except per share amounts)

	2001	2000	1999

Revenues
Research and development contracts	$20,882	$17,986	$18,553
Product sales and revenue	5,297	2,729	1,412

Total revenues	26,179	20,715	19,965

Costs and expenses:
Cost of research and development contracts	17,488	11,173	11,397
Cost of product sales and revenues	16,214	4,968	1,025
Administrative and selling expenses	8,952	7,917	6,615
Depreciation	1,693	1,473	1,362
Research and development expenses	3,108	1,917	1,813

Total costs and expenses	47,455	27,448	22,212

Loss from operations	(21,276)	(6,733)	(2,247)

License fee income, net	270	266	1,527
Interest expense	(116)	(141)	(169)
Interest and other income, net	5,684	2,138	195

Loss before provision for income taxes	(15,438)	(4,470)	(694)

Provision for income taxes	--	--	291

Minority interest	--	11	--

Net loss	$(15,438)	$(4,459)	$(985)

Loss per share:

Basic and diluted loss per share	$(0.45)	$(0.16)	$(0.04)

Basic and diluted shares outstanding	34,359,320	28,297,594	24,906,856

The accompanying footnotes are an integral part of the consolidated financial statements.

FUELCELL ENERGY, INC.
Statements of Changes in Shareholders' Equity
October 31, 2001, 2000, and 1999
(Dollars in thousands, except per share amounts)

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders' Equity

Balance at October 31, 1998	24,775,640	$2	$12,941	$2,327	$15,270
Compensation for stock options granted			133		133
Issuance of common stock under benefit plans	77,552		138		138
Common stock retired	(26,848)		(87)		(87)
Stock options exercised	297,144		415		415
Preferred stock conversion	180,000		600		600
Transfer of net assets to Evercel, Inc.				(669)	(669)
Net loss				(985)	(985)

Balance at October 31, 1999	25,303,488	$2	$14,140	$673	$14,815
Compensation for stock options granted			134		134
Issuance of common stock under benefit plans	17,896		59		59
Issuance of common stock for follow-on offering in April 2000	5,200,000	1	61,099		61,100
Issuance of common stock to Enron and PPL	585,796		15,000		15,000
Common stock retired for cashless exercise of options	(20,844)		(258)		(258)
Stock options exercised	375,084		394		394
Common stock costs			(3,534)		(3,534)
Net loss				(4,459)	(4,459)

Balance at October 31, 2000	31,461,420	$3	$87,034	$(3,786)	$83,251
Compensation for stock options granted			100		100
Issuance of common stock under benefit plans	16,414		213		213
Issuance of common stock for follow-on offering in June 2001	6,900,000	1	241,500		241,501
Issuance of common stock - Marubeni	268,114		10,000		10,000
Stock options exercised	354,382		1,110		1,110
Common stock retired for cashless exercise of options	(1,542)		(60)		(60)
Common stock and equity investment costs			(708)		(708)
Deconsolidation of Xiamen Joint Venture			(253)		(253)
Net loss				(15,438)	(15,438)

	38,998,788	$4	$338,936	$(19,224)	$319,716

The accompanying footnotes are an integral part of the consolidated financial statements.

FUELCELL ENERGY, INC.
 Consolidated Statements of Cash Flows
October 31, 2001, 2000 and 1999
(Dollars in thousands, except per share amounts)

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(15,438)	$(4,459)	$(985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Compensation for options granted	100	134	133
Depreciation and amortization	2,034	1,880	1,770
Deferred income taxes	--	--	605
(Gain) loss on disposal of property	(4)	82	(15)
Minority interest	--	(11)	--
(Increase) decrease in operating assets:
Accounts receivable	(3,651)	(1,127)	1,445
Inventories	(6,029)	899	(1,174)
Other current assets	(400)	(191)	241
Increase (decrease) in operating liabilities:
Accounts payable	3,053	1,142	(136)
Accrued liabilities	3,216	1,770	98
Customer advances	656	192	(620)
Deferred license fee income and other	48	9	(1,300)

Net cash provided by operating activities	(16,415)	320	62

Cash flows from investing activities:
Capital expenditures	(19,094)	(4,155)	(1,244)
Investments in treasury notes	(33,663)	--	--
Proceeds from sale of fixed assets	--	--	603
Payments on other assets	--	6	(213)

Net cash used in investing activities	(52,757)	(4,149)	(854)

Cash flows from financing activities:
Long term debt borrowings	1,427	--	--
Transfer of minority interest to Evercel, Inc.	--	--	(3,082)
Repayment on long-term debt	(1,625)	(341)	(733)
Sales of common stock	251,501	76,100	--
Deconsolidation of Xiamen Joint Venture	(570)	--	--
Common stock and equity investment costs	(708)	(3,534)	--
Common stock issued for Option and Stock Purchase Plans	1,263	195	466

Net cash provided by (used) in financing activities	251,288	72,420	(3,349)

Net increase (decrease) in cash and cash equivalents	182,116	68,591	(4,141)
Cash and cash equivalents-beginning of year	74,754	6,163	10,304

Cash and cash equivalents-end of year	$256,870	$74,754	$6,163

Cash paid during the period for:
Interest	$116	$129	$158
Income taxes	135	210	104
Other non cash transactions:
Conversion of preferred stock	--	--	600
Net assets transferred to Evercel, Inc.	--	--	669

The accompanying footnotes are an integral part of the consolidated financial statements.

(1)  Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. is engaged in the development and commercialization of carbonate fuel cell technology for stationary power generation. We manufacture carbonate fuel cells, generally on a contract basis. However, we are currently in the process of commercializing our Direct FuelCell® technology and expect to incur losses as we expand our product development, commercialization program and manufacturing operations.

Our revenue is primarily generated from agencies of the U.S. government and customers located throughout the United States, Europe and Asia. We generally do not require collateral in providing credit except for international sales where a deposit may be required with the purchase orders.

Principles of Consolidation

The accompanying financial statements as of and for the year ended October 31, 2001 include only our accounts. Prior to that date, the accounts of our former subsidiary, Xiamen-ERC High Technology Joint Venture, Inc., a joint venture formed between the City of Xiamen, Peoples Republic of China, and us, were included. In October of 2000, we transferred 42.17% of our 66.67% ownership to Evercel, Inc. Our remaining 24.5% ownership in the Xiamen joint venture has been accounted for under the equity method since that transfer.

Certain reclassifications have been made to our prior year financial statements to conform to the 2001 presentation.

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in a money market fund and United States Treasury notes with original maturities averaging three months or less at date of acquisition. We place our temporary cash investments with high credit quality financial institutions.

Investments

Investments consist of United States Treasury notes with original maturities of greater than three months at the date of acquisition. The notes are classified as held to maturity since we have the ability and intention to hold them until maturity. The notes are being carried at amortized cost, which is par value, plus or minus unamortized premium or discount. Such notes are classified as current assets when remaining maturities are one year or less, and as non-current assets when remaining maturities are greater than one year.

Inventories

Inventories consist principally of raw materials and work-in-process and are stated at the lower of cost or market.

Raw materials consist mainly of various nickel powders and steels, and various other components used in producing cell stacks.

Work-in-process inventory is comprised of material, labor, and overhead costs incurred by us to build fuel cell stacks, which are subcomponents of power generation systems, which have not yet been dedicated to a particular research and development contract, field trial, or commercial customer, (collectively the "end users"), and which are estimated to be fully recovered from the end users. In instances where costs incurred exceed anticipated recovery, those excess costs are charged to cost of product sales and revenues as incurred.

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

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, we compare the carrying amount of the assets to future undiscounted net cash flows, excluding interest costs, expected to be generated by the assets and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Revenue/License Fee Revenue Recognition

Revenues and fees on long-term contracts, including demonstration and field trial contracts and government and commercial cost reimbursement contracts, are recognized on a method similar to the percentage-of-completion method. Percentage-of-completion is measured by costs incurred and accrued to date as compared with the estimated total costs for each contract. Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. We recognized approximately $3,427, $469, and $2,579 of long-term contract revenues from our corporate shareholders during fiscal years ended October 31, 2001, 2000 and 1999, respectively.

License fee income arises from license agreements whereby we grant the right to use our patents and know-how. Amounts received are deferred and recognized ratably over the respective terms of the agreements. In 1999, we recognized previously deferred license fee income of $1,300 resulting from the successful testing of Evercel's nickel zinc battery technology. We recognized approximately $300, $292 and $250 of license fee income during each of the fiscal years ended October 31, 2001, 2000 and 1999, under a license agreement with MTU.

Revenues from the U.S. Government and its agencies directly and through primary contractors were $20,837, $17,961 and $17,386 for the years ended October 31, 2001, 2000 and 1999, respectively.

Research and Development

Our cost of research and development contracts reflect costs incurred under specific customer-sponsored research and development contracts. These costs consist of both manufacturing and engineering labor, including applicable overhead expenses, materials to build prototype units, materials for testing, and other costs associated with our research and development contracts.

Our research and development expenses reflect costs incurred for internal research and development projects conducted without specific customer-sponsored contracts. These costs consist primarily of labor, overhead, materials to build prototype units, materials for testing, consulting fees and other costs associated with our internal research and development expenses.

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

Stock Option Plan

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

As such, compensation expense is recorded on the measurement date to the extent that the then current market price of the underlying stock exceeds the exercise price.

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

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that it gives effect to all potentially dilutive instruments that were outstanding during the period. In 2001 and 2000, we computed diluted EPS without consideration to potentially dilutive instruments due to the fact that the losses incurred by us made them antidilutive. All per share data and the number of shares of common stock in this report have been retroactively adjusted to reflect the three-for-two stock dividend, which became effective November 16, 1999, the two-for-one stock dividend, which became effective September 13, 2000, and the two-for-one stock dividend, which became effective June 19, 2001.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 revises the guidance for business combinations and eliminates the pooling method. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. Neither of these standards, which are effective for fiscal years beginning after December 15, 2001, is anticipated to have any impact on our financial condition or results from operations upon adoption.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. We are required to adopt the provisions of SFAS No. 143 for the quarter ending January 31, 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. It is not practicable at this time for management to estimate the impact of adopting this Statement at the date of this report.

In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We are required to adopt the provisions of SFAS No. 144 effective November 1, 2002 and it is not anticipated to have any impact on our financial condition or results from operations.

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

On February 22, 1999, the effective date of the spin-off, we also deconsolidated the financial statements of Evercel and the Joint Venture from our consolidated financial statements. As part of the spin-off of Evercel, we transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228, $501, $36, and $1,096, respectively.

During 1998 we also formed a joint venture with the City of Xiamen, China, called Xiamen-ERC High Technology Joint Venture, Inc. We had invested $400 of capital into this joint venture for a 66-2/3% ownership, which we had through October 31, 2000. In December 2000, we transferred a 42.17% ownership in the joint venture to Evercel.

(3)  Investments

Investments consist of United States Treasury Notes.

Short-term investments:
These notes have maturity dates ranging from January 31, 2002 to September 30, 2002, and estimated yields ranging from 5.875% and 6.500%. As of October 31, 2001, the aggregate fair value of these notes was $17,918, the gross holding gains were $43, and the gross holding losses were $15.

Long-term investments:
 These notes have maturity dates ranging from November 30, 2002 to June 30, 2003, and estimated yields ranging from 3.875% and 5.625%. As of October 31, 2001, the aggregate fair value of these notes was $16,010, the gross holding gains were $237 and the gross holding losses were zero.

(4)  Inventories

The components of inventory at October 31, 2001 and October 31, 2000 consisted of the following:

	OCTOBER 31,	OCTOBER 31,
	2001	2000

Raw materials	$ 3,519	$ 197
Work-in-process - net	2,815	108

Total	$ 6,334	$ 305

(5)  Accounts Receivable

Accounts receivable at October 31, 2001 and 2000 consisted of the following:

	2001	2000

U.S. Government:
Amount billed	$ 2,601	$ 2,435
Retainage	239	98

	2,840	2,533

Commercial Customers:
Amount billed	2,505	311
Unbilled recoverable costs	1,764	606
Retainage	1	9

	4,270	926

	$ 7,110	$ 3,459

Retainage represents amounts billed but not paid by customers pursuant to retainage provisions in the contracts that will be due upon completion of the contracts and acceptance by the customer and that may be collected over more than one year.

Unbilled recoverable costs represent amounts of revenue recognized on costs incurred on contracts in progress that will be billed within the next 30 days.

(6)  Property, Plant and Equipment

Property, plant and equipment at October 31, 2001 and 2000 consisted of the following:

	2001	2000	Estimated Useful Life

Land	$ 524	$ 524	--
Building and improvements	4,811	4,449	10-30 years
Machinery and equipment	16,717	11,724	3-8 years
Furniture and fixtures	1,304	1,138	6-10 years
Construction in progress	15,300	3,552

	$ 38,656	$ 21,387
Less, accumulated depreciation and amortization	(11,468)	(11,593)

Total	$ 27,188	$ 9,794

(7)  Other Assets

Other assets at October 31, 2001 and 2000 consisted of the following:

	2001	2000

Power Plant License	$ 1,370	$ 1,653
Other	198	176

Total	$ 1,568	$ 1,829

The Power Plant License is being amortized over 10 years on a straight-line basis. Accumulated amortization was $1,465 and $1,182 at October 31, 2001 and 2000, respectively.

(8)  Accrued Liabilities

Accrued liabilities at October 31, 2001 and 2000 consisted of the following:

	2001	2000

Accrued payroll and employee benefits	$ 2,026	$ 1,780
Accrued contract and operating costs	4,080	1,455
Accrued taxes and other	657	322

Total	$ 6,763	$ 3,557

(9)  Long-Term Debt

Long-term debt at October 31, 2001 and 2000 consisted of the following:

	2001	2000

Note payable (a)	$ 1,427	$ --
Note payable (b)	--	1,625

		1,625
Less -- current portion	(175)	(1,625)

Long-term debt, less current portion	$ 1,252	$ --

(a)

On June 29, 2000, we entered into a loan agreement from which we can borrow up to $4,000. The loan is secured by machinery and equipment purchased under the loan. The promissory note is payable monthly over six and one-half years, with interest computed annually based on the ten-year U.S. Treasury note plus 2½%. Our current rate and weighted average interest rate during 2001 was 7.9%. Borrowings as of October 31, 2001 totaled $1,427.

(b)

We had entered into a five-year term loan facility, which was payable in monthly installments of $13 plus interest. Interest on this note was payable at LIBOR plus 1.75%. We made a balloon payment of $1,543 in June 2001, which fully repaid the loan.

(10)  Commitments and Contingencies

We lease certain computer and office equipment, the Torrington, CT manufacturing facility, and office space in Washington, D.C. and Pasadena, CA, under operating leases expiring on various dates through 2004. Rent expense was $807, $611 and $517 for the fiscal years ended October 31, 2001, 2000 and 1999, respectively. Aggregate minimum annual payments under the lease agreements for the five years subsequent to October 31, 2001 are: 2002, $663; 2003, $613; 2004, $546; 2005, $533 and 2006, $538.

We have royalty agreements with MTU, Santa Clara, Electric Power Research Institute (EPRI) and LADWP pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. Through October 31, 2001, we have not paid any royalties. In connection with certain contracts and grants from the United States Department of Energy (DOE), we have agreed to pay DOE 10% of the annual license income received from MTU, up to $500 in total. Through 2001, we have paid to DOE a total of $310.

(11)  Shareholders' Equity

At October 31, 2001, 5,409,212 shares of common stock have been reserved for issuance pursuant to our stock option plans and our Section 423 Stock Purchase Plan.

We have issued warrants enabling Marubeni to purchase up to 1,900,000 shares of our common stock, with exercise prices ranging from approximately $37 to $48 per share. The warrants will only be exercisable if Marubeni purchases at least 45 MW of our products by September 2003. For accounting purposes, we expect that the fair value of these warrants will be netted against the revenues attributable to the purchase of our products by Marubeni.

In June 2001, Marubeni invested $10 million in FuelCell Energy through the purchase of 268,114 shares of our common stock. In September 2000, an affiliate of Enron purchased 160,580 shares of our common stock for $5 million, and affiliate of PPL purchased 425,216 shares of our common stock for $10 million.

We have issued warrants enabling Enron to purchase up to 1,733,333 shares of common stock at exercise prices ranging from approximately $31 to $41 per share. The warrants will only be exercisable if Enron purchases at least 55MW of our products by September 29, 2002. For accounting purposes, we expect that the value of these warrants will be netted against the revenues attributable to the purchase of our products by Enron. As of October 31, 2001, Enron has purchased none of our products. In January 2002, Enron commenced bankruptcy proceedings.

In 1999, 180,000 shares of Preferred "C" were converted to 180,000 shares of our common stock.

(12)  Stock Option Plan

The Board has adopted 1988 and 1998 Stock Option Plans (collectively the Plans). Under the terms of the Plans, options to purchase up to 7,706,000 shares of common stock may be granted to our officers, key employees and directors. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year. There were no stock appreciation rights outstanding at October 31, 2001 and 2000. Costs for fixed awards with pro-rata vesting are recognized on a straight-line basis.

The per share weighted-average fair value of stock options granted in 2001, 2000 and 1999 was $17.75, $5.91 and $2.11, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Year	Dividend rate	Risk free Interest rate range	Expected life	Volatility Factor

2001	0%	3.85 -- 5.76%	7.5 years	.7554
2000	0%	5.79 -- 6.80%	7.7 years	.6884
1999	0%	5.20 -- 5.34%	10 years	.6300

The following table summarizes the Plan's activity for the years ended October 31, 2001, 2000 and 1999:

	Number of shares	Weighted average option price

Outstanding at October 31, 1998	2,702,396	$1.62
Granted	618,760	$1.53
Exercised	(297,144)	$1.40
Cancelled	(18,000)	$2.05

Outstanding at October 31, 1999	3,006,012	$1.57
Granted	1,076,006	$16.82
Exercised	(375,084)	$1.05
Cancelled	(12,000)	$6.60

Outstanding at October 31, 2000	3,694,934	$6.04
Granted	869,250	$23.83
Exercised	(354,382)	$3.14
Cancelled	(53,000)	$37.23

Outstanding at October 31, 2001	4,156,802	$9.62

The following table summarizes information about stock options outstanding and exercisable at October 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise price	Numbers outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$ 1.00 -- 10.00	2,555,434	6.1	$ 2.10	2,054,434	$ 1.75
10.01 -- 20.00	837,368	8.8	16.57	223,118	17.14
20.01 -- 30.00	700,000	9.2	26.09	9,000	23.86
30.01 -- 40.00	60,000	8.9	38.00	15,000	38.00
40.01 -- 46.00	4,000	9.0	45.97	1,000	45.97

$ 1.00 -- 46.00	4,156,802	7.2	$ 9.62	2,302,552	$ 3.59

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the "ESPP") on April 30, 1993, and the plan was last amended on October 6, 1999. The total shares allocated to the Plan are 900,000. Under the ESPP, our eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85% of the mean between the high and low market prices on the first day of the purchase period or the last day of the purchase period. An employee may elect to have up to 25% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of the employee's subscription may not exceed $25,000 or 1,800 shares in any one calendar year. An employee may not participate in the ESPP if such employee, immediately after the option is granted, owns stock possessing 5% or more of the total combined voting power or value of our capital stock. As of October 31, 2001, there were 515,788 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP. As of October 31, 2001, the number of employees enrolled and participating in the ESPP was 44 and the total number of shares purchased under the ESPP was 384,212. For purposes of the pro-forma calculation, compensation cost is recognized for the fair value of the employee's purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in fiscal 2001, 2000 and 1999:

Year	Dividend Rate	Risk free interest rate	Expected Life	Volatility factor

2001	0%	6.29%	6 months	69.8%
2000	0%	4.77%	6 months	62.5%
1999	0%	4.83%	6 months	57.9%

The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $9.16, $.79 and $.94, respectively.

Plan activity for the years ended October 31, 2001, 2000 and 1999, was as follows:

Number of Shares

Balance at October 31, 1999	627,650
Issued @ $3.69	(9,600)
Issued @ $3.09	(7,800)
Issued @ $3.62	(60,152)

Balance at October 31, 2000	550,098
Issued @ $7.28	(17,896)

Balance at October 31, 2001	532,202

Issued @ $8.57	(12,904)
Issued @ $29.28	(3,510)

Balance at October 31, 2001	515,788

No compensation cost has been recognized for stock options and employee stock purchase rights in the consolidated statements of income (loss). Had we determined compensation cost based on the fair value at the grant date for the stock options and employee stock purchase rights in the ESPP, our net loss and loss per share would have been the pro forma amounts indicated below.

		2001	2000	1999

Net loss:	As reported	$(15,438)	(4,459)	(985)
	Pro forma	$(18,121)	(5,564)	(2,015)

Loss per share:	As reported -- Basic & Diluted	$(0.45)	(0.16)	(0.04)
	Pro forma -- Basic & Diluted	$(0.53)	(0.20)	(0.08)

(13)  Employee Benefits

The Capital Accumulation Plan for employees of FuelCell Energy, Inc. was established by us on January 19, 1987 and was last amended on June 15, 1999. A three-member pension committee administers the Plan. The plan is a 401(k) plan covering our full time employees who have completed one year of service. We contribute a cash amount equal to 5% of each participant's W-2 compensation to the plan on a monthly basis. Participants are required to contribute a minimum of 3% in order to be eligible to participate and receive a company match. An employee may then choose to make voluntary contributions up to an additional 12% of W-2 compensation out of pretax earnings. Effective June 1, 1997, participants may make voluntary contributions up to an additional 6% of W-2 compensation out of after-tax earnings. Under the plan, there is no option available to the employee to receive or purchase our common stock. We charged $402, $328 and $402 to expense during the years ended October 31, 2001, 2000 and 1999, respectively.

The FuelCell Energy, Inc. Money Purchase Plan, a defined contribution plan was established by us on May 10, 1976 and was last amended on June 1, 1997. The Plan covers our full-time employees who have completed one year of service. We contribute a cash amount equal to 4% of each participant's W-2 compensation to the plan on a monthly basis. There is no option available to purchase our common stock. We charged $340, $264 and $312 to expense during the years ended October 31, 2001, 2000 and 1999, respectively.

(14)  Income Taxes

The components of Federal income tax expense (benefit) were as follows for the years ended October 31, 2001, 2000 and 1999:

	2001	2000	1999

Current:
Federal	$ --	$ --	$ (188)
Foreign	--	--	--

	--	--	(188)

Deferred:
Federal	--	--	479
Foreign	--	--	--

	--	--	479

Total income tax expense	$ --	$ --	$ 291

State income tax expenses, which are included in administrative and selling expenses, were $210, $180 and $174, for the years ended October 31, 2001, 2000 and 1999, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

Statutory Federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Nondeductible expenditures	--	--	17.4
Other, net	--	--	.9
Valuation Allowance	34.0%	34.0%	57.6%

Effective income tax rate	0.0%	0.0%	41.9%

Our federal and state deferred tax assets and liabilities consisted of the following at October 31, 2001, 2000, and 1999:

	2001	2000	1999

Deferred tax assets:
Compensation and benefit accruals	$ 767	$ 495	$ 472
Bad debt and other reserves	300	257	31
Capital loss and tax credit carryforwards	319	321	614
Net Operating Loss	8,842	1,666	--
Other	106	64	14

Gross deferred tax assets	10,334	2,803	1,131
Valuation allowance	(9,452)	(2,244)	(573)

Deferred tax assets after valuation allowance	882	559	558

Deferred tax liability:
Accumulated depreciation	(591)	(268)	(267)

Gross deferred tax liability	(591)	(268)	(267)

Net deferred tax assets (State and Federal)	$ 291	$ 291	$ 291

The federal and state valuation allowance increased approximately $7.2 million. This increase relates primarily to the current year net operating loss. Approximately $1.5 million of the valuation allowance relates to net operating losses generated through the exercise of stock options.

We have foreign tax credits of approximately $296 available for carryforward that will expire in 2003. We have federal and state net operating loss carryforwards of approximately $23 million that are available to offset future taxable income through the year 2020.

Management believes it is more likely than not that the remaining net deferred tax assets of $291 will be realized.

(15)  Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	2001	2000	1999

Weighted average basic Common shares	34,359,320	28,297,594	24,906,856

Effect of dilutive securities	--	--	--

Weighted average basic Common shares adjusted for diluted calculations	34,359,320	28,297,594	24,906,856

The computation of diluted loss per share for fiscal years 2001, 2000 and 1999 follows the basic calculation since common stock equivalents were antidilutive. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been antidilutive would have been 3,982,456, 3,497,126 and 2,919,500, respectively.

(16)  Selected Quarterly Financial Data (unaudited)

	Revenues	Net income (loss)	Earnings per share Basic and diluted

Year Ended 10/31/2001
First quarter	$ 5,333	$ (2,792)	$ (0.09)
Second quarter	6,493	(5,073)	(0.16)
Third quarter	7,622	(2,765)	(0.08)
Fourth quarter	6,731	(4,808)	(0.12)

	Revenues	Net income (loss)	Earnings per share Basic and diluted

Year Ended 10/31/2000
First quarter	$ 3,600	$ 5	$ 0.00
Second quarter	4,936	(1,708)	(0.07)
Third quarter	4,112	(1,307)	(0.04)
Fourth quarter	8,067	(1,449)	(0.05)

(17)  Subsequent Events (unaudited)

On January 8, 2002, we entered into a market development agreement with CMS Viron Energy Services to jointly pursue fuel cell projects in the state of California. Under the agreement, we will jointly market and sell Direct FuelCell® power plants and perform project, customer and site development, system integration, permitting and project financing for those plants.

On December 21, 2001, we announced the signing of a marketing development agreement with Chevron Energy Services L.P., a subsidiary of ChevronTexaco, to jointly pursue fuel cell projects. Under the agreement, FuelCell Energy and Chevron Energy Solutions will jointly market and sell Direct FuelCell® power plants and will perform project, customer and site development, system integration, permitting and project financing. Initial projects will be targeted for development in the Northeastern United States and California.

On November 15, 2001, we announced the signing of an agreement with Caterpillar to distribute ultra-low emission fuel cell products for industrial and commercial use. Under the agreement, Caterpillar will distribute our products through selected Caterpillar dealers in the United States. Both companies will also pursue an alliance to jointly develop fuel cell systems, including highly efficient hybrid products integrating Caterpillar's turbine engine technology.

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

Signature	Capacity	Date

/s/ Jerry D. Leitman	Chief Executive Officer, President, Director (Principal Executive Officer)	January 28, 2002

Jerry D. Leitman

/s/ Joseph G. Mahler	Chief Financial Officer, Vice President, Corporate Secretary, Treasurer (Principal Accounting and Financial Officer)	January 28, 2002

Joseph G. Mahler

/s/ Warren D. Bagatelle	Director	January 28, 2002

Warren D. Bagatelle

/s/ Christopher R. Bentley	Executive Vice President, Chief Operating Officer and Director	January 28, 2002

Christopher R. Bentley

/s/ Michael Bode	Director	January 28, 2002

Michael Bode

/s/ James D. Gerson	Director	January 28, 2002

James D. Gerson

/s/ Thomas L. Kempner	Director	January 28, 2002

Thomas L. Kempner

/s/ William A. Lawson	Director	January 28, 2002

William A. Lawson

Executive Vice President, Chief Technology Officer and Director

Hansraj C. Maru

/s/ Bernard S. Baker	Director	January 28, 2002

Bernard S. Baker

/s/ John A. Rolls	Director	January 28, 2002

John A. Rolls

/s/ Thomas R. Casten	Director	January 28, 2002

Thomas R. Casten