Form 10-Q
period 2002-01-31
FUELCELL ENERGY INC
filed 2002-03-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of March 12, 2002 was 39,111,450.

FUELCELL ENERGY, INC
FORM 10-Q

INDEX

Part I -	Financial Information

Item 1.	Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Balance Sheets
(Dollars in thousands)

	January 31,	October 31,
	2002	2001
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$223,825	256,870
Investments: U.S. treasury securities	28,267	17,890
Accounts receivable, net	7,253	7,110
Inventories	11,282	6,334
Other current assets	3,835	1,021

Total current assets	274,462	289,225

Property, plant and equipment, net	29,809	27,188
Investments: U.S. treasury securities	21,761	15,773
Deferred income taxes	266	266
Other assets	1,499	1,568

Total assets	$327,797	334,020

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$175	175
Accounts payable	2,731	4,679
Accrued liabilities	4,906	6,763
Deferred license fee income	263	37
Customer advances	3,818	1,398

Total current liabilities	11,893	13,052

Long-term debt	2,004	1,252

Total liabilities	13,897	14,304

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at January 31, 2002 and October 31, 2001 respectively: 39,090,078 and 38,998,788 shares issued and outstanding at January 31, 2002 and October 31, 2001, respectively	4	4

Additional paid-in-capital	339,147	338,936
Accumulated deficit	(25,251)	(19,224)

Total shareholders' equity	313,900	319,716

Total liabilities and shareholders' equity	$327,797	334,020

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2002	2001

Revenues:
Research and development contracts	$6,271	4,805
Product sales and revenues	730	528

Total revenues	7,001	5,333

Costs and expenses:
Cost of research and development contracts	6,754	3,718
Cost of product sales and revenues	3,939	2,232
Administrative and selling expenses	2,597	2,274
Research and development expenses	1,304	1,017

Total costs and expenses	14,594	9,241

Loss from operations	(7,593)	(3,908)

License fee income, net	68	69
Interest expense	(33)	(33)
Interest and other income, net	1,531	1,080

Loss before provision for income taxes	(6,027)	(2,792)

Provision for income taxes	-	-

Net loss	$(6,027)	(2,792)

Earnings per share:
Basic and diluted loss per share:	$(0.15)	(0.09)

Basic and diluted shares outstanding	39,027,697	31,520,278

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended January 31,
	2002	2001

Cash flows from operating activities:
Net Loss	$(6,027)	(2,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation for options granted	-	33
Depreciation and amortization	686	463
Amortization of treasury note premium	326	-
Changes in operating assets and liabilities:
Accounts receivable	(143)	(725)
Inventories	(4,948)	(720)
Other current assets	(2,814)	(384)
Accounts payable	(1,948)	1,762
Accrued liabilities	(1,857)	289
Customer advances	2,420	345
Deferred license fee income and other	224	(38)

Net cash used in operating activities	(14,081)	(1,767)

Cash flows from investing activities:
Capital expenditures	(3,236)	(3,582)
Treasury notes matured	3,500	-
Treasury notes purchased	(20,191)	-

Net cash used in investing activities	(19,927)	(3,582)

Cash flows from financing activities:
Long-term debt borrowings	787	-
Repayment of debt	(35)	(50)
Deconsolidation of the Xiamen Joint Venture	-	(570)
Common stock and equity investment costs	-	(351)
Common stock issued for stock plans	211	353

Net cash provided by (used in) financing activities	963	(618)

Net decrease in cash and cash equivalents	(33,045)	(5,967)

Cash and cash equivalents -- beginning of period	256,870	74,754

Cash and cash equivalents -- end of period	$223,825	68,787

Supplemental disclosure of cash paid during the period for:
Interest	$33	29
Income taxes	$127	23

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

NOTE 1:  NATURE OF THE BUSINESS

FuelCell Energy, Inc. is engaged in the development and commercialization of carbonate fuel cell technology for stationary power generation. We manufacture carbonate fuel cells and are currently in the process of commercializing our Direct FuelCell® technology and expect to incur losses as we expand our product development, commercialization program and manufacturing operations.

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2001 have been derived from our audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated condensed financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2002, the results of operations for the three months ended January 31, 2002 and 2001, and cash flows for the three months ended January 31, 2002 and 2001.

The results of operations for the three months ended January 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2001 Annual Report on Form 10K.

NOTE 3:  LOSS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS No. 128.

For the first quarter ended January 31, 2002 and 2001, we computed diluted EPS without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. The weighted average shares of dilutive securities that would be included in determining diluted EPS, had their effect not been antidilutive, for the first quarter ended January 31, 2002 and 2001 were 4,755,978 and 3,906,452 stock options, respectively. For the first quarter ended January 31, 2002 and 2001, there were 4,500,000 and 2,600,000 warrants, respectively, to purchase our common stock, all of which were out-of-the money. These warrants, if dilutive, would be excluded from the calculation of diluted EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

NOTE 4:  DEPRECIATION

Depreciation provided in costs and expenses is calculated using the straight-line method. Buildings and improvements are depreciated over periods from 10 to 30 years, machinery and equipment from 3 to 8 years and furniture and fixtures from 6 to 10 years. Depreciation expense for the three months ended January 31, 2002 and January 31, 2001 was $615,000 and $377,000, respectively.

NOTE 5:  INVESTMENTS

Investments consist of United States Treasury Notes.

Short-term investments:

These notes have maturity dates ranging from March 31, 2002 to January 31, 2003 and estimated yields ranging from 3.250% to 6.500%. As of January 31, 2002, and October 31, 2001, the aggregate fair value, gross holding gains and gross holding losses were as follows:

	January 31,	October 31,
	2002	2001

Aggregate fair value	$28,411,000	$17,918,000
Gross holding gains	154,000	43,000
Gross holding losses	10,000	15,000

Long-term investments:

These notes have maturity dates ranging from March 31, 2003 to December 31, 2003, and estimated yields ranging from 3.250% to 4.250%. As of January 31, 2002, and October 31, 2001, the aggregate fair value, gross holding gains and gross holding losses were as follows:

	January 31,	October 31,
	2002	2001

Aggregate fair value	$21,835,000	$16,010,000
Gross holding gains	116,000	237,000
Gross holding losses	42,000	-

NOTE 6:  INVENTORIES, NET

The components of inventory at January 31, 2002 and October 31, 2001 consisted of the following:

	January 31,	October 31,
	2002	2001

Raw materials	$6,602,000	$3,519,000
Work-in-process	4,680,000	2,815,000

Total	$11,282,000	$6,334,000

NOTE 7:  OTHER CURRENT ASSETS

The components of other current assets at January 31, 2002 and October 31, 2001 consisted of the following:

	January 31,	October 31,
	2002	2001

Advance payments to vendors	$3,039,000	$362,000
Other prepaid expenses	771,000	634,000
Deferred taxes	25,000	25,000

Total	$3,835, 000	$1,021,000

NOTE 8:  ACCRUED LIABILITIES

The components of accrued liabilities January 31, 2002 and October 31, 2001 consisted of the following:

	January 31,	October 31,
	2002	2001

Accrued contract and operating costs	$2,863,000	$4,080,000
Accrued payroll and benefits	1,435,000	2,026,000
Accrued taxes and other	608,000	657,000

Total	$4,906,000	$6,763,000

NOTE 9:  LONG-TERM DEBT

On June 29, 2000, we entered into a loan agreement from which we can borrow up to $4,000,000. The loan is secured by machinery and equipment purchased under the loan. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2½%. Our current rate and weighted average interest rate at January 31, 2002 and October 31, 2001 were 7.9%. Borrowings for the three months ended January 31, 2002 were $787,000. Principal and interest payments for the same period totaled $35,000 and $33,000, respectively.

The components of Long-Term debt at January 31, 2002 and October 31, 2001 were as follows:

	January 31, 2002	October 31, 2001

Outstanding loans	$2,179,000	$1,427,000
Less -- current portion	(175,000)	(175,000)

Long-term debt	$2,004,000	$1,252,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations regarding the development and commercialization of our fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference include, but not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2001.

OVERVIEW

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

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in these electrochemical technologies. For the last eighteen years, we have received funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other sources such as MTU-Friedrichshafen GmbH ("MTU"), a division of DaimlerChrysler, to whom we have licensed our fuel cell technology internationally. In April of 2000 and June of 2001, we raised net proceeds of approximately $299,000,000 from follow-on offerings of our common stock. Other equity investment partners include PPL Energy Services and Marubeni Corporation.

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

Our initial market entry commercial products will be rated at 250 kW, 1 MW and 2 MW in capacity. Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 10 MW. We are also developing new products, based on our existing power plant design, for applications in the 10 to 50 MW range. We expect to deliver power plants to the commercial market with our sub-megawatt class product in the second half of calendar year 2002 and with our megawatt class products in 2003.

Significant Accounting Policies

Revenue Recognition

Revenues and fees on long-term contracts, including demonstration and field trial contracts and government and commercial cost reimbursement contracts, are recognized on a method similar to the percentage-of-completion method. Revenues are recognized proportionally as research and development costs are incurred and compared to the estimated total research and development costs for each contract or field trial. Costs are considered research and development in nature as the benefit to be obtained may represent the design, development, manufacture, conditioning and testing of our fuel cell stacks. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract.

As we commercialize our fuel cell technology, costs will relate entirely to the delivery of fuel cell products to customers. At the point that our fuel cells are commercialized, estimated costs to complete an individual contract in excess of revenue will be accrued immediately.

Inventories

We recognize research and development costs for contracts as incurred. When we build fuel cell stacks, which have not yet been dedicated to a particular contract, we include the manufacturing costs in work-in-process inventory to the extent we estimate them to be recoverable based on the anticipated cost reimbursement for these contracts.

Research and Development

Our cost of research and development contracts reflect costs incurred under specific customer sponsored research and development contracts. These costs consist of both manufacturing and engineering labor, including applicable overhead expenses, materials to build prototype units, materials for testing, and other costs associated with our customer sponsored research and development contracts.

Our research and development expenses reflect costs for research and development projects conducted without specific customer sponsored contracts. These costs consist primarily of labor, overhead, materials to build prototype units, materials for testing, consulting fees and other costs associated with our internal research and development expenses.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 revises the guidance for business combinations and eliminates the pooling method. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. We adopted SFAS No. 141 upon its adoption with no impact on our financial condition or results of operations. We are required to adopt SFAS N0. 142 effective November 1, 2002 and it is anticipated to have no significant impact on our financial condition or results from operations upon adoption.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. We are required to adopt the provisions of SFAS No. 143 for the quarter ending January 31, 2003. To accomplish this, we must identify all legal obligations for asset retirements, if any, and determine the fair value of these obligations on the date of adoption. It is not practicable at this time for management to estimate the impact of adopting this Statement at the date of this report.

In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We are required to adopt the provisions of SFAS No. 144 effective November 1, 2002. It is not anticipated to have a significant impact on our financial condition or results from operations.

Reclassifications

Certain reclassifications have been made to the January 2001 consolidated financial statements in order to conform to the 2002 presentation.

Recent Developments

On January 8, 2002, we entered into a market development agreement with CMS Viron Energy Services to jointly pursue fuel cell projects in the State of California. Under the agreement, we will jointly market and sell Direct FuelCell® power plants and perform project, customer and site development, system integration, permitting and project financing for those plants.

On December 27, 2001, we announced the siting of a 250 kW DFC power plant by our Japanese partner, Marubeni Corporation, at the Kirin brewery plant outside of Tokyo, Japan. The 250 kW DFC unit is to be operated in cogeneration mode, using a methane-like digester gas produced from the effluent from Kirin's brewery process. The brewery will use the thermal output of the fuel cell.

On December 21, 2001, we announced the signing of a marketing development agreement with Chevron Energy Services L.P., a subsidiary of ChevronTexaco, to jointly pursue fuel cell projects. Under the agreement, Fuel Cell Energy and Chevron Energy Solutions will jointly market and sell Direct FuelCell® power plants and will perform project, customer and site development, system integration, permitting and project financing. Initial projects will be targeted for development in the Northeastern United States and California.

On November 15, 2001, we announced the signing of an agreement with Caterpillar, Inc. (Caterpillar) to distribute ultra-low emission fuel cell products for industrial and commercial use. Under the agreement, Caterpillar will distribute our products through selected Caterpillar dealers in the United States.

Results of Operations

Comparison of Three Months ended January 31, 2002 and January 31, 2001

Revenues increased 31% to $7,001,000 in the 2002 period from $5,333,000 in the 2001 period. This was due primarily to $1,466,000 of additional revenue from our research and development contracts including King County, Navy Phase II, and Coal Mine Methane, and components shipped to MTU for their field trial program.

Cost of research and development contracts increased 82%, to $6,754,000 in the 2002 period from $3,718,000 in the 2001 period. This was due to activity on government contracts that carry higher cost-sharing responsibility. We estimate that these new contracts will result in continued growth in research and development contract costs in the 2002 period.

Cost of product sales and revenues increased 76%, to $3,939,000 in the 2002 period from $2,232,000 in the 2001 period. This reflects continuing development of our field trial program and investment in the design of our sub-megawatt product.

Administrative and selling expenses increased 14% to $2,597,000 in the 2002 period from $2,274,000 in the 2001 period. This was driven by sales and marketing activity related to distributor partnerships and proposal efforts, higher employment and other costs of commercialization.

Research and development expenses increased 28% to $1,304,000 in the 2002 period from $1,017,000 in the 2001 period. This was primarily development costs associated with design improvements of our fuel cells.

Loss from operations increased 94%, to $7,593,000 in the 2002 period from $3,908,000 in the 2001 period. This reflects continuing development of our field trial program, investment in our sub-megawatt product design, greater activity on our cost-share contracts, sales and marketing activity related to distributor partnerships and proposal efforts, and higher overall personnel costs.

Interest and other income, net, increased 42%, to $1,531,000 in the 2002 period from $1,080,000 in the 2001 period. This was due to the investment of additional cash from the net proceeds from the sales of our common stock in the second quarter of fiscal year 2001 and was partially offset by a decline in interest rates.

Liquidity and Capital Resources

Our operations are funded primarily through sales of equity, cash generated from operations, and borrowings. Cash from operations includes revenue from government contracts and cooperative agreements, field trial projects, sale of fuel cell components primarily to MTU, license fees, and interest income.

At January 31, 2002, we had cash, cash equivalents and investments of $273,853,000, compared to cash, cash equivalents and investments of $290,533,000 at October 31, 2001. The decrease in cash was attributable to $5,341,000 used to fund the cash portion of the loss, inventory purchases of $4,948,000, capital expenditures of $3,236,000, and a net reduction in working capital of $4,118,000. This was offset by net financing activities of $963,000.

The cash generated from sales of equity, operations and borrowings will be used to support the commercialization of our Direct FuelCell® products. Proceeds will be used to purchase additional manufacturing equipment as well as for general corporate purposes including research and development, field trial support and working capital. Working capital requirements will consist primarily of increases in inventory as additional demonstrations and field trials of our Direct FuelCell® products are conducted and material purchases increase.

Our research and development contracts are generally multi-year, cost reimbursement type contracts. The majority of these are U. S. Government contracts that are dependent upon the government's continued allocation of funds and may be terminated in whole or in part at the convenience of the government. We will continue to seek research and development contracts for all of our product lines. To obtain contracts, we must continue to prove the benefits of our technologies and be successful in our competitive bidding.

We anticipate that our existing capital resources together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposure to market risk for changes in interest rates, relates primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at January 31, 2002, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $2,200,000 annually.

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

(b)  Reports on Form 8-K

We filed on Form 8-K dated December 21, 2001, under Item 5 "Other Events," an announcement of a market development agreement to jointly pursue fuel cell projects with Chevron Energy Solutions L.P., a subsidiary of ChevronTexaco, Inc.

We filed on Form 8-K dated January 8, 2002, under Item 5 "Other Events," an announcement of a market development agreement to jointly pursue fuel cell projects in the State of California with CMS Viron Energy Services, a subsidiary of CMS Energy.

We filed on Form 8-K dated January 14, 2002, under Item 5 "Other Events," an announcement of an accident that occurred in a manufacturing process line at our manufacturing operation in Torrington, Connecticut.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, CFO
Treasurer/Corporate Secretary

Dated:  March 14, 2002