Form 10-Q
period 2002-04-30
FUELCELL ENERGY INC
filed 2002-06-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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
[X] Yes  [ ] No

     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 11, 2002 was 39,149,836.

FUELCELL ENERGY, INC
FORM 10-Q
INDEX

Part I - Financial Information

Item 1. Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Balance Sheets
(Dollars in thousands)
	April 30, 2002 (unaudited)	October 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$142,013	256,870
Investments: U.S. treasury securities	92,381	17,890
Accounts receivable, net	4,027	7,110
Inventories, net	18,290	6,334
Other current assets	5,380	1,021

Total current assets	262,091	289,225

Property, plant and equipment, net	31,703	27,188
Investments: U.S. treasury securities	23,915	15,773
Deferred income taxes	266	266
Other assets	1,426	1,568

Total assets	$319,401	334,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$275	175
Accounts payable	3,806	4,679
Accrued liabilities	5,938	6,763
Deferred license fee income	187	37
Customer advances	2,302	1,398

Total current liabilities	12,508	13,052
Long-term debt	1,843	1,252

Total liabilities	14,351	14,304

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at April 30, 2002 and October 31, 2001: 39,115,950 and 38,998,788 shares issued and outstanding at April 30, 2002 and October 31, 2001, respectively	4	4
Additional paid-in-capital	339,174	338,936
Accumulated deficit	(34,128)	(19,224)

Total shareholders' equity	305,050	319,716

Total liabilities and shareholders' equity	$319,401	334,020

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended April 30,
	2002	2001

Revenues:
Research and development contracts	$6,845	4,414
Product sales and revenues	1,720	2,079

Total revenues	8,565	6,493
Costs and expenses:
Cost of research and development contracts	8,350	4,139
Cost of product sales and revenues	5,995	5,515
Administrative and selling expenses	2,869	2,329
Research and development expenses	1,433	466

Total costs and expenses	18,647	12,449

Loss from operations	(10,082)	(5,956)
License fee income, net	67	66
Interest expense	(48)	(28)
Interest and other income, net	1,186	845

Loss before provision for income taxes	(8,877)	(5,073)
Provision for income taxes	-	-

Net loss	$(8,877)	(5,073)

Earnings per share:
Basic and diluted loss per share	$(0.23)	(0.16)

Basic and diluted shares outstanding	39,111,022	31,589,150

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)
	Six Months Ended April 30,
	2002	2001

Revenues:
Research and development contracts	$13,116	9,219
Product sales and revenues	2,450	2,607

Total revenues	15,566	11,826
Costs and expenses:
Cost of research and development contracts	15,104	7,857
Cost of product sales and revenues	9,934	7,747
Administrative and selling expenses	5,466	4,603
Research and development expenses	2,737	1,483

Total costs and expenses	33,241	21,690

Loss from operations	(17,675)	(9,864)
License fee income, net	135	135
Interest expense	(81)	(61)
Interest and other income, net	2,717	1,925

Loss before provision for income taxes	(14,904)	(7,865)
Provision for income taxes	-	-

Net loss	$(14,904)	(7,865)

Earnings per share:
Basic and diluted loss per share	$(0.38)	(0.25)

Basic and diluted shares outstanding	39,068,669	31,546,276

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Six Months Ended April 30,
	2002	2001

Cash flows from operating activities:
Net Loss	$(14,904)	(7,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation for options granted	-	67
Depreciation and amortization	1,462	927
Amortization of treasury note premium	445	-
Deferred income taxes	-	174
Loss on disposal of property	15	-
Changes in operating assets and liabilities:
Accounts receivable	3,083	(1,059)
Inventories	(11,956)	(1,942)
Other current assets	(4,359)	(296)
Accounts payable	(873)	2,271
Accrued liabilities	(825)	313
Customer advances	904	69
Deferred license fee income and other	148	150

Net cash used in operating activities	(26,860)	(7,191)

Cash flows from investing activities:
Capital expenditures	(5,848)	(7,952)
Treasury notes matured	9,500	-
Treasury notes purchased	(92,578)	(10,066)

Net cash used in investing activities	(88,926)	(18,018)
Cash flows from financing activities:
Long-term debt borrowings	787	-
Repayment of debt	(96)	(75)
Deconsolidation of the Xiamen Joint Venture	-	(570)
Common stock and equity investment costs	-	(351)
Common stock issued for stock plans	238	361

Net cash provided by (used in) financing activities	929	(635)

Net decrease in cash and cash equivalents	(114,857)	(25,844)

Cash and cash equivalents - beginning of period	256,870	74,754

Cash and cash equivalents - end of period	$142,013	48,910

Supplemental disclosure of cash paid during the period for:
Interest	$81	53
Income taxes	$128	128

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

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2001 have been derived from our audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated condensed financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2002, the results of operations for the three and six months ended April 30, 2002 and 2001, and cash flows for the six months ended April 30, 2002 and 2001.

The results of operations for the three and six months ended April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2001 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the April 2001 consolidated financial statements in order to conform to the 2002 presentation.

NOTE 3: LOSS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS No. 128.

For the three and six months ended April 30, 2002 and 2001, we computed EPS without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. The weighted average shares of dilutive securities that would be included in determining diluted EPS, had their effect not been antidilutive, for the three and six months ended April 30, 2002 and 2001 were 4,850,486 and 4,193,452 stock options, respectively. For the three and six months ended April 30, 2002 and 2001, there were 5,133,333 and 2,600,000 warrants, respectively, to purchase our common stock, all of which were out-of-the money. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

NOTE 4: DEPRECIATION

Depreciation provided in costs and expenses is calculated using the straight-line method. Buildings and improvements are depreciated over periods from 10 to 30 years, machinery and equipment from 3 to 8 years and furniture and fixtures from 6 to 10 years. Depreciation expense for the three months ended April 30, 2002 and 2001 was $703,000 and $377,000, respectively. Depreciation expense for the six months ended April 30, 2002 and 2001 was $1,318,000 and $754,000, respectively.

NOTE 5: INVESTMENTS

Investments, which are accounted for as held to maturity, consist of United States Treasury Notes.

Short-term investments:
These notes have maturity dates ranging from May 31, 2002 to December 31, 2003 and estimated yields ranging from 4.000% to 6.500%. As of April 30, 2002, and October 31, 2001, the aggregate fair value, gross holding gains and gross holding losses were as follows:

	April 30,	October 31,
	2002	2001

Aggregate fair value	$92,490,000	$17,918,000
Gross holding gains	160,000	43,000
Gross holding losses	51,000	15,000

Long-term investments:
These notes have maturity dates ranging from March 31, 2003 to December 31, 2003, and estimated yields ranging from 3.250% to 5.250%. As of April 30, 2002, and October 31, 2001, the aggregate fair value, gross holding gains and gross holding losses were as follows:

	April 30,	October 31,
	2002	2001

Aggregate fair value	$23,983,000	$16,010,000
Gross holding gains	77,000	237,000
Gross holding losses	9,000	-

NOTE 6: INVENTORIES, NET

The components of inventory at April 30, 2002 and October 31, 2001 consisted of the following:

	April 30,	October 31,
	2002	2001

Raw materials	$ 10,695,000	$ 3,519,000
Work-in-process, net	7,595,000	2,815,000

Total	$ 18,290,000	$ 6,334,000

NOTE 7: OTHER CURRENT ASSETS

The components of other current assets at April 30, 2002 and October 31, 2001 consisted of the following:
	April 30,	October 31,
	2002	2001

Advance payments to vendors	$ 4,559,000	$ 362,000
Other prepaid expenses	796,000	634,000
Deferred taxes	25,000	25,000

Total	$ 5,380,000	$ 1,021,000

NOTE 8: ACCRUED LIABILITIES

The components of accrued liabilities at April 30, 2002 and October 31, 2001 consisted of the following:
	April 30,	October 31,
	2002	2001

Accrued contract and operating costs	$ 3,663,000	$ 4,080,000
Accrued payroll and benefits	1,565,000	2,026,000
Accrued taxes and other	710,000	657,000

Total	$ 5,938,000	$ 6,763,000

NOTE 9: LONG-TERM DEBT

On June 29, 2000, we entered into a loan agreement from which we can borrow up to $4,000,000. The loan is secured by machinery and equipment purchased under the loan. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5%. Our current rate and weighted average interest rate at April 30, 2002 and October 31, 2001 were 7.9%. Borrowings for the six months ended April 30, 2002 were $787,000. Principal and interest payments for the six months ended April 30, 2002 totaled $96,000 and $81,000, respectively.

The components of Long-Term debt at April 30, 2002 and October 31, 2001 were as follows:
	April 30, 2002	October 31, 2001

Outstanding debt	$2,118,000	$1,427,000
Less - current portion	(275,000)	(175,000)

Long-term debt	$1,843,000	$1,252,000

NOTE 10: SHAREHOLDERS' EQUITY:

As part of our alliance agreement with Caterpillar Inc., we have issued to Caterpillar warrants to purchase 1,500,000 shares of our common stock. The agreement calls for the warrants to be earned on a graduated scale as order commitments are received up to a maximum of 45 MW. The exercise prices on the warrants range from $16.69 to $23.37 and the warrants expire in April 2005. The warrants are non-transferable and are exercisable immediately upon vesting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations regarding the development and commercialization of our fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2001.

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

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in these electrochemical technologies. For the last eighteen years, we have received funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other sources such as MTU-Friedrichshafen GmbH ("MTU"), a division of DaimlerChrysler, to whom we have licensed our fuel cell technology internationally. In April of 2000 and June of 2001, we raised net proceeds of approximately $299,000,000 from additional offerings of our common stock. Other equity investment partners include PPL Energy Services and Marubeni Corporation.

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

Our initial market entry commercial products will be rated at 250 kW, 1 MW and 2 MW in capacity. Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 10 MW. We are also developing new products, based on our existing power plant design, for applications in the 10 to 50 MW range. We expect to deliver commercial units in 2003.

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

Warrant value recognition

All warrants have been issued as sales incentives. As the warrants are earned (a qualifying order is placed and accepted), the fair value of the warrants are determined and recorded as a deferred cost on the balance sheet. As we recognize the associated revenue on these orders, a proportional amount of the fair value of the warrants will be recorded against the revenue.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. We are required to adopt the provisions of SFAS No. 143 effective November 1, 2002. To accomplish this, we must identify all legal obligations for asset retirements, if any, and determine the fair value of these obligations on the date of adoption. It is not practicable at this time for management to estimate the impact of adopting this Statement at the date of this report.

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

Recent Developments

On April 3, 2002, we announced that we received a U.S. patent for our combined cycle Direct FuelCell/Turbine®(DFC/T®) power plant. The patent award is for a fuel cell system in which a fuel cell and a heat engine, such as a gas turbine, are combined. In the DFC/T system, the fuel cell power is augmented by a gas turbine using the byproduct heat of the fuel cell. The supplemental turbine power increases the efficiency and reduces the cost of the power generated without using additional fuel. The combined system does not require any combustion in the turbine and the patent covers both external and internal reforming fuel cells.

We expect DCF/T power plants, in the 10 to 50 MW range, to approach the 75 percent efficiency goal as specified by the DOE's Vision 21 program, while retaining the ultra-low emissions attribute of our DFC power plants.

On April 26, 2002, we signed an alliance agreement with Caterpillar, Inc. Under the ten-year agreement, customers will be able to purchase our Direct FuelCell systems from Caterpillar dealers in selected regions in North America. The agreement calls for the companies to jointly develop Caterpillar-branded power plants in the 250kW to 3MW size range, incorporating our fuel cell module. We will also explore the development of a hybrid power system utilizing Caterpillar's turbine engine technology and our energy products.

As part of the agreement, Caterpillar received warrants to purchase 1,500,000 shares of our common stock. The warrants will be earned on a graduated scale contingent upon the first 45 MW's of order commitments to purchase our products.

On May 14, 2002, we announced the signing of an agreement with MWH Energy Solutions, Inc. to distribute our Direct FuelCell power plants in municipal, utility support, commercial and industrial applications. Initial focus will be on wastewater treatment facilities throughout the United States.

On May 30, 2002, Marubeni Corporation and us announced the first siting of a Direct FuelCell power plant for a municipal wastewater treatment facility in Japan. Marubeni will install a 250kW DFC power plant at a wastewater treatment facility in the City of Fukuoka, which will consume the electricity and steam generated by the unit, in the first fiscal quarter of 2003.

Results of Operations
Comparison of Three Months ended April 30, 2002 and April 30, 2001

Revenues increased 32%, to $8,565,000 in the 2002 period from $6,493,000 in the 2001 period. This was due primarily to $2,431,000 of additional revenue from our research and development contracts involving the King County wastewater treatment facility, the U.S. Navy marine/diesel program, and the Department of Energy's coal mine methane project, as well as individual fuel cells shipped to MTU for use in power plants for their field trial program.

Cost of research and development contracts increased to $8,350,000 in the 2002 period from $4,139,000 in the 2001 period due to activity on government contracts. We estimate that these new contracts will result in continued growth in research and development contract costs in the 2002 period.

Cost of product sales and revenues increased 9%, to $5,995,000 in the 2002 period from $5,515,000 in the 2001 period. This reflects continuing development of our field trial program and investment in the design improvements of our sub-megawatt product.

Administrative and selling expenses increased 23%, to $2,869,000 in the 2002 period from $2,329,000 in the 2001 period. This was driven by additional head-count, sales and marketing activity, and other costs of commercialization.

Research and development expenses increased to $1,433,000 in the 2002 period from $466,000 in the 2001 period. This was primarily development costs associated with the design improvements of our sub-megawatt and megawatt products.

Loss from operations increased 69%, to $10,082,000 in the 2002 period from $5,956,000 in the 2001 period. This reflects continuing development of our field trial program, investment in our sub-megawatt and megawatt products design, greater activity on our cost-share contracts, sales and marketing activity, and higher overall personnel costs.

Interest and other income, net, increased 40%, to $1,186,000 in the 2002 period from $845,000 in the 2001 period. This was due to the investment of additional cash from the net proceeds from the sales of our common stock in the second quarter of fiscal year 2001 and was partially offset by a decline in interest rates.

Comparison of Six Months ended April 30, 2002 and April 30, 2001

Revenues increased 32%, to $15,566,000 in the 2002 period from $11,826,000 in the 2001 period. This was due primarily to $3,897,000 of additional revenue from our research and development contracts including King County, Navy Phase II, and Coal Mine Methane, and individual fuel cells shipped to MTU for use in power plants for their field trial program.

Cost of research and development contracts increased 92%, to $15,104,000 in the 2002 period from $7,857,000 in the 2001 period. This can be attributed to activity on government contracts. We believe that there will be continued growth in research and development contract costs in the 2002 period related to these cost-sharing contracts.

Cost of product sales and revenues increased 28%, to $9,934,000 in the 2002 period from $7,747,000 in the 2001 period. This is due to the continuing development of our field trial program and investment in the design improvements of our sub-megawatt product.

Administrative and selling expenses increased 19%, to $5,466,000 in the 2002 period from $4,603,000 in the 2001 period. Additional head-count, sales and marketing activity, and other costs of commercialization were the cost drivers.

Research and development expenses increased 85% to $2,737,000 in the 2002 period from $1,483,000 in the 2001 period. The primary drivers were development costs associated with design improvements of our sub-megawatt and megawatt products.

Loss from operations increased 79%, to $17,675,000 in the 2002 period from $9,864,000 in the 2001 period. This reflects continuing development of our field trial program, investment in our sub-megawatt and megawatt product designs, greater activity on our higher cost-share contracts, sales and marketing activity, and higher overall personnel and commercialization costs.

Interest and other income, net, increased 41%, to $2,717,000 in the 2002 period from $1,925,000 in the 2001 period. This was due to the investment of additional cash from the net proceeds from the sales of our common stock in the second quarter of fiscal year 2001 and was partially offset by a decline in interest rates.

Liquidity and Capital Resources

Our operations are funded primarily through sales of equity, cash generated from operations, and borrowings. Cash from operations includes revenue from government contracts and cooperative agreements, field trial projects, sale of fuel cell components primarily to MTU, license fees, and interest income.

At April 30, 2002, we had cash, cash equivalents and investments (U.S. Treasuries) of $258,309,000, compared to cash, cash equivalents and investments of $290,533,000 at October 31, 2001. The decrease in cash was attributable to $13,427,000 used to fund the cash portion of the net loss, inventory purchases of $11,956,000, capital expenditures of $5,848,000, and a net reduction in working capital of $1,922,000. This was offset by net financing activities of $929,000.

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

We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure

Our exposure to market risk for changes in interest rates, relates primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2002, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $2,400,000 annually.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of securities holders during the second quarter of the fiscal year covered in this report.

The FuelCell Energy, Inc. Annual Shareholders' Meeting was held on March 26, 2002.

1. The meeting involved the election of the following directors to hold office until the next annual meeting of shareholders. All of the directors on the slate were elected.

Jerry D. Leitman         Bernard S. Baker      Hansraj. C. Maru
Christoper R. Bentley    Thomas L. Kempner     Warren D. Bagatelle
Michael Bode             James D. Gerson       William A. Lawson
John A. Rolls            Thomas R. Casten

The results of the voting were as follows:

ELECTION OF DIRECTORS
NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Jerry D. Leitman	30,009,204	1,761,662
Bernard S. Baker	31,254,705	516,161
Hansraj C. Maru	30,300,868	1,469,998
Christopher R. Bentley	30,066,208	1,704,658
Warren D. Bagatelle	31,305,888	464,978
Michael Bode	31,217,969	552,897
Thomas R. Casten	31,303,533	467,333
James D. Gerson	31,310,107	460,759
Thomas L. Kempner	31,302,470	468,396
William A. Lawson	31,304,323	466,543
John A. Rolls	31,315,813	455,053

Additionally, the following matter was voted on and approved during the Annual Shareholders' Meeting on March 26, 2002. The result of the voting was as follows:

2. To amend the 1998 Equity Incentive Plan to increase the aggregate number of common shares available under the Plan to 4,500,000 shares.
VOTES FOR	VOTES AGAINST	ABSTAIN
27,804,203	3,878,065	88,598

Item 5. Exhibits and Reports on Form 8-K

Exhibit Index

(a) Exhibit Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)
3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)
4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

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

Dated:  June 13, 2002