Form 10-Q
period 2002-07-31
FUELCELL ENERGY INC
filed 2002-09-12
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of September 11, 2002 was 39,228,828.

FUELCELL ENERGY, INC

FORM 10-Q
INDEX

Part I - Financial Information
Item 1.  Financial Statements

FUELCELL ENERGY, INC.
Consolidated Condensed Balance Sheets
(Dollars in thousands)

	July 31, 2002 (unaudited)	October 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$131,334	256,870
Investments: U.S. treasury securities	100,071	17,890
Accounts receivable, net	6,768	7,110
Inventories, net	16,416	6,334
Other current assets	7,324	1,021

Total current assets	261,913	289,225

Property, plant and equipment, net	35,379	27,188
Investments: U.S. treasury securities	9,111	15,773
Deferred income taxes	266	266
Other assets	1,352	1,568

Total assets	$308,021	334,020

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$285	175
Accounts payable	2,924	4,679
Accrued liabilities	7,667	6,763
Deferred license fee income	113	37
Customer advances	3,118	1,398

Total current liabilities	14,107	13,052

Long-term debt	1,766	1,252

Total liabilities	15,873	14,304

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at July 31, 2002 and October 31, 2001: 39,228,828 and 38,998,788 shares issued and outstanding at July 31, 2002 and October 31, 2001, respectively	4	4

Additional paid-in-capital	339,462	338,936
Accumulated deficit	(47,318)	(19,224)

Total shareholders' equity	292,148	319,716

Total liabilities and shareholders' equity	$308,021	334,020

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,
	2002	2001

Revenues:
Research and development contracts	$10,291	5,370
Product sales and revenues	1,671	2,252

Total revenues	11,962	7,622

Costs and expenses:
Cost of research and development contracts	14,348	5,232
Cost of product sales and revenues	7,399	3,724
Administrative and selling expenses	2,709	2,134
Research and development expenses	1,897	852

Total costs and expenses	26,353	11,942

Loss from operations	(14,391)	(4,320)

License fee income, net	68	68
Interest expense	(40)	(27)
Interest and other income, net	1,173	1,514

Loss before provision for income taxes	(13,190)	(2,765)

Provision for income taxes	-	-

Net loss	$(13,190)	(2,765)

Earnings per share:
Basic and diluted loss per share	$(0.34)	(0.08)

Basic and diluted shares outstanding	39,175,140	35,235,675

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended July 31,
	2002	2001

Revenues:
Research and development contracts	$23,407	14,589
Product sales and revenues	4,121	4,859

Total revenues	27,528	19,448

Costs and expenses:
Cost of research and development contracts	29,452	13,089
Cost of product sales and revenues	17,333	11,471
Administrative and selling expenses	8,175	6,737
Research and development expenses	4,634	2,335

Total costs and expenses	59,594	33,632

Loss from operations	(32,066)	(14,184)

License fee income, net	203	203
Interest expense	(121)	(88)
Interest and other income, net	3,890	3,439

Loss before provision for income taxes	(28,094)	(10,630)

Provision for income taxes	-	-

Net loss	$(28,094)	(10,630)

Earnings per share:
Basic and diluted loss per share	$(0.72)	(0.32)

Basic and diluted shares outstanding	39,104,394	32,793,871

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Nine Months Ended July 31,
	2002	2001

Cash flows from operating activities:
Net Loss	$(28,094)	(10,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation for options granted	-	100
Depreciation and amortization	2,291	1,427
Amortization of treasury note premium	387	-
Deferred income taxes	-	174
Loss on disposal of property	37	-
Changes in operating assets and liabilities:
Accounts receivable	342	(2,875)
Inventories	(10,082)	(3,645)
Other current assets	(6,303)	(195)
Accounts payable	(1,755)	530
Accrued liabilities	904	1,775
Customer advances	1,720	(70)
Deferred license fee income and other	75	123

Net cash used in operating activities	(40,478)	(13,286)

Cash flows from investing activities:
Capital expenditures	(10,302)	(12,548)
Treasury notes matured	39,000	-
Treasury notes purchased	(114,906)	(7,555)

Net cash used in investing activities	(86,208)	(20,103)

Cash flows from financing activities:
Sale of common stock	-	251,500
Long-term debt borrowings	787	1,427
Repayment of debt	(163)	(1,625)
Deconsolidation of the Xiamen Joint Venture	-	(570)
Common stock and equity investment costs	-	(629)
Common stock issued for stock plans	526	1,236

Net cash provided by financing activities	1,150	251,339

Net (decrease)/increase in cash and cash equivalents	(125,536)	217,950

Cash and cash equivalents -- beginning of period	256,870	74,754

Cash and cash equivalents -- end of period	$131,334	292,704

Supplemental disclosure of cash paid during the period for:
Interest	$122	87
Income taxes	$188	128

See notes to consolidated condensed financial statements

FUELCELL ENERGY, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

NOTE 1:  NATURE OF THE BUSINESS

FuelCell Energy, Inc. is engaged in the development and commercialization of carbonate fuel cell technology for stationary power generation. We manufacture carbonate fuel cells and are currently in the process of developing standard products that incorporate our Direct FuelCell® technology. We expect to incur losses as we expand our product development, increase our production volume and develop our distribution network.

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2001 have been derived from our audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim consolidated condensed financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2002, the results of operations for the three and nine months ended July 31, 2002 and 2001, and cash flows for the nine months ended July 31, 2002 and 2001.

The results of operations for the three and nine months ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2001 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the July 2001 consolidated financial statements in order to conform to the 2002 presentation.

NOTE 3:  LOSS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS No. 128.

We computed EPS without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three and nine months ended July 31, 2002 and 2001, the weighted average shares of dilutive stock options, had their effect not been antidilutive, were 5,071,836 and 3,997,252, respectively. For the three and nine months ended July 31, 2002 and 2001, there were 5,133,333 and 4,500,000 warrants to purchase our common stock, respectively, all of which were out-of-the money. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable. As of September 29, 2002, 1,733,333 warrants will expire.

NOTE 4:  DEPRECIATION

Depreciation is calculated using the straight-line method. Buildings and improvements are depreciated over periods from 10 to 30 years, machinery and equipment from 3 to 8 years and furniture and fixtures from 6 to 10 years. Depreciation expense for the three months ended July 31, 2002 and 2001 was $756,000 and $416,000, respectively. Depreciation expense for the nine months ended July 31, 2002 and 2001 was $2,074,000 and $1,170,000, respectively.

NOTE 5:  INVESTMENTS:  U.S. TREASURY SECURITIES

Investments, which are accounted for as held to maturity, consist of United States Treasuries.

Short-term investments:

These treasuries have maturity dates ranging from September 12, 2002 to July 31, 2003 and estimated yields ranging from 3.875% to 5.875%. As of July 31, 2002, and October 31, 2001, the aggregate fair value, gross holding gains and gross holding losses were as follows:

	July 31, 2002	October 31, 2001

Aggregate fair value	$ 100,387,000	$ 17,918,000
Gross holding gains	321,000	43,000
Gross holding losses	5,000	15,000

Long-term investments:

These notes have maturity dates ranging from August 15, 2003 to January 31, 2004, and estimated yields ranging from 3.000% to 5.250%. As of July 31, 2002, and October 31, 2001, the aggregate fair value, gross holding gains and gross holding losses were as follows:

	July 31, 2002	October 31, 2001

Aggregate fair value	$ 9,184,000	$ 16,010,000
Gross holding gains	73,000	237,000
Gross holding losses	-	-

NOTE 6:  INVENTORIES, NET

The components of inventory at July 31, 2002 and October 31, 2001 consisted of the following:

	July 31, 2002	October 31, 2001

Raw materials	$ 10,531,000	$ 3,519,000
Work-in-process, net	5,885,000	2,815,000

Total	$ 16,416,000	$ 6,334,000

NOTE 7:  OTHER CURRENT ASSETS, NET

The components of other current assets at July 31, 2002 and October 31, 2001 consisted of the following:

	July 31, 2002	October 31, 2001

Advance payments to vendors, net	$ 6,433,000	$ 362,000
Other prepaid expenses	866,000	634,000
Deferred taxes	25,000	25,000

Total	$ 7,324,000	$ 1,021,000

NOTE 8:  ACCRUED LIABILITIES

The components of accrued liabilities at July 31, 2002 and October 31, 2001 consisted of the following:

	July 31, 2002	October 31, 2001

Accrued contract and operating costs	$ 4,664,000	$ 4,080,000
Accrued payroll and benefits	2,347,000	2,026,000
Accrued taxes and other	656,000	657,000

Total	$ 7,667,000	$ 6,763,000

NOTE 9:  LONG-TERM DEBT

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed $2,214,000. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5%. Our current interest rates at July 31, 2002 and October 31, 2001 were 7.6% and 7.9%, respectively. Our weighted-average interest rates at July 31, 2002 and October 31, 2001 were 7.8% and 7.9%, respectively.

The components of Long-Term debt at July 31, 2002 and October 31, 2001 were as follows:

	July 31, 2002	October 31, 2001

Outstanding debt	$ 2,051,000	$ 1,427,000
Less -- current portion	(285,000)	(175,000)

Long-term debt	$ 1,766,000	$ 1,252,000

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

OVERVIEW

We are a leading developer of carbonate fuel cell technology for stationary power generation. We have designed and are developing standard fuel cell power plants that offer significant advantages compared to existing power generation technology. These include higher fuel efficiency, significantly lower emissions, quieter operation, lower vibration, flexible siting and permitting requirements, scalability and potentially lower operating, maintenance and generation costs. The exhaust heat by-product can be used for combined cycle application utilizing an unfired gas turbine, and cogeneration applications such as high-pressure steam, district heating and air conditioning.

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in these electrochemical technologies. For the last eighteen years, we have received funding from the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other sources such as MTU-Friedrichshafen GmbH ("MTU"), a division of DaimlerChrysler, to whom we have licensed our fuel cell technology internationally. In April of 2000 and June of 2001, we raised net proceeds of approximately $299,000,000 from additional offerings of our common stock. Since September 2000, we have received an additional $25,000,000 from other equity investment partners.

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

Our initial market entry commercial products are rated at 250 kW, 1 MW and 2 MW in capacity. Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 10 MW. We are currently conducting field trials, and have conducted successful global field trials of combined heat and power DFC power plants ranging from 250 kW to 2 MW. We are also developing new products, based on our existing power plant design, for applications in the 10 to 50 MW range. Our current focus is to standardize our products, increase production volume and develop our distribution network in an effort to improve reliability and provide greater serviceability of our DFC power plants.

Significant Accounting Policies

Revenue Recognition

Our revenues and fees on long-term contracts are recognized on a method similar to the percentage-of-completion method. Revenues are recognized proportionally as research and development costs are incurred and compared to the estimated total research and development costs for each contract or field trial. Costs are considered research and development in nature as the benefit to be obtained may represent the design, development, manufacture, conditioning and testing of our fuel cell stacks. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract.

As we commercialize our fuel cell technology, costs will relate entirely to the delivery of fuel cell products to customers. At the point that our fuel cells are commercialized, estimated costs to complete an individual contract in excess of revenue will be accrued immediately.

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners. As we recognize the associated revenue for orders placed in accordance with these sales agreements, a proportional amount of the fair value of the warrants will be recorded against the revenue.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 revises the guidance for business combinations and eliminates the pooling method. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. We adopted SFAS No. 141 upon its adoption with no impact on our financial condition or results of operations. We are required to adopt SFAS No. 142 effective November 1, 2002 and it is anticipated to have no significant impact on our financial condition, results from operations or cash flows upon adoption.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. We are required to adopt the provisions of SFAS No. 143 effective November 1, 2002. To accomplish this, we must identify all legal obligations for asset retirements, if any, and determine the fair value of these obligations on the date of adoption. It is not anticipated to have a significant impact on our financial condition, results from operations or cash flows.

In October 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We are required to adopt the provisions of SFAS No. 144 effective November 1, 2002. It is not anticipated to have a significant impact on our financial condition or results from operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," was issued. Under SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We do not believe that this statement will have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for us as of January 1, 2003. It is not currently expected to have a material impact on our financial position, results of operations or cash flows upon adoption.

Recent Developments

MTU -- The Company's European technology and distribution partner, MTU, placed orders for fuel cell components for six 250 kW DFC power plants at yet to be named sites for delivery next year. MTU began operating its 250 kW combined heat and power unit at an energy park at RWE, Germany's largest utility, and delivered another sub-megawatt unit to IZAR, a ship builder in Spain.

Coal Gas Demonstration 2 MW Unit. In July, the U.S. Department of Energy's National Energy Technology Laboratory (NETL) gave approval to advance the demonstration of a two megawatt DFC power plant operating on coal-derived gas by moving the fuel cell site to the IGCC plant at Wabash River Energy, Indiana, which is owned by Global Energy, Inc.

Results of Operations
Comparison of Three Months ended July 31, 2002 and July 31, 2001

Revenues increased 57%, to $11,962,000 in the 2002 period from $7,622,000 in the 2001 period. This was due primarily to additional revenue from our research and development contracts involving the Clean Coal gasification project, the King County wastewater treatment facility, the U.S. Navy marine/diesel program, and the Department of Energy's coal mine methane project, as well as individual fuel cells shipped to MTU for use in power plants for their field trial program.

Cost of research and development contracts increased to $14,348,000 in the 2002 period from $5,232,000 in the 2001 period due to activity on contracts focused on the development of our megawatt-class products. We estimate that these contracts costs will continue to grow throughout the 2002 period.

Cost of product sales and revenues increased 99%, to $7,399,000 in the 2002 period from $3,724,000 in the 2001 period. This reflects our focus on developing standard DFC power plant products, increasing production volume, and first article design and testing of our sub-megawatt and megawatt products.

Administrative and selling expenses increased 27%, to $2,709,000 in the 2002 period from $2,134,000 in the 2001 period. Staffing, and the development of our distribution network were the main cost drivers.

Research and development expenses increased to $1,897,000 in the 2002 period from $852,000 in the 2001 period. This was primarily development costs associated with the design improvements and engineering of our sub-megawatt and megawatt products.

Loss from operations increased, to $14,391,000 in the 2002 period from $4,320,000 in the 2001 period. This reflects our focus on developing standard DFC power plant products and increasing production volume, including increased staffing, first article design and testing of our sub-megawatt and megawatt products, sales force development and training, and research and development contracts.

Interest and other income, net, decreased 23%, to $1,173,000 in the 2002 period from $1,514,000 in the 2001 period. This was due to a lower overall cash balance and declining interest rates.

Comparison of Nine Months ended July 31, 2002 and July 31, 2001

Revenues increased 42%, to $27,528,000 in the 2002 period from $19,448,000 in the 2001 period. This was due primarily to additional revenue from our research and development contracts including Clean Coal, King County, Navy Phase II, and Coal Mine Methane, and individual fuel cells shipped to MTU for use in power plants for their field trial program.

Cost of research and development contracts increased to $29,452,000 in the 2002 period from $13,089,000 in the 2001 period. This can be attributed to activity on contracts that focused on the development of our megawatt-class products. We believe that there will be continued growth in these contract costs throughout the 2002 period.

Cost of product sales and revenues increased 51%, to $17,333,000 in the 2002 period from $11,471,000 in the 2001 period. This was due to our focus on developing standard DFC power plant products, increasing production volume, and first article design and testing of our sub-megawatt and megawatt products.

Administrative and selling expenses increased 21%, to $8,175,000 in the 2002 period from $6,737,000 in the 2001 period. The cost drivers included staffing, and the development of our distribution network.

Research and development expenses increased 98% to $4,634,000 in the 2002 period from $2,335,000 in the 2001 period. The primary drivers were development costs associated with design improvements and engineering of our sub-megawatt and megawatt products.

Loss from operations increased to $32,066,000 in the 2002 period from $14,184,000 in the 2001 period. This reflects our focus on developing standard DFC power plant products and increasing production volume, including increased staffing, first article design and testing of our sub-megawatt and megawatt products, sales force development and training, and research and development contracts.

Interest and other income, net, increased 13%, to $3,890,000 in the 2002 period from $3,439,000 in the 2001 period. This was due to the investment of additional cash from the net proceeds from the sales of our common stock in the second quarter of fiscal year 2001 and was partially offset by a decline in interest rates and an overall decrease in cash.

Liquidity and Capital Resources

Our operations are funded primarily through sales of equity, cash generated from operations, and borrowings. Cash from operations includes revenue from government contracts and cooperative agreements, field trial projects, sale of fuel cell components primarily to MTU, license fees, and interest income.

At July 31, 2002, we had cash, cash equivalents and investments (U.S. Treasuries) of $240,516,000, compared to cash, cash equivalents and investments of $290,533,000 at October 31, 2001. The decrease in cash was attributable to $25,766,000 used to fund the cash portion of the net loss, a net inventory increase of $10,082,000, capital expenditures of $10,302,000, and a net reduction in working capital of $5,017,000. This was offset by net financing activities of $1,150,000.

The cash generated from sales of equity, operations and borrowings will be used to support the development of standard products that incorporate our Direct FuelCell® technology, and to increase production volume and develop our distribution network, as well as for general corporate purposes including research and development, field trial support and working capital. Working capital requirements will consist primarily of increases in inventory as additional demonstrations and field trials of our Direct FuelCell® products are conducted and material purchases increase.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure

Our exposure to market risk for changes in interest rates, relates primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2002, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our consolidated results of operations by approximately $2,400,000 annually.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Exhibits and Reports on Form 8-K

     None

Exhibit Index

(a)  Exhibit Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

10.58	Modification, dated June 20, 2002, to the Employment Agreement between FuelCell Energy, Inc. and the President & Chief Executive Officer

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, CFO
Treasurer/Corporate Secretary

Dated:  September 12, 2002

CERTIFICATIONS

          I, Jerry D. Leitman, President, Chief Executive Officer and Chairman of the Board of FuelCell Energy, Inc., certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of FuelCell Energy, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002

/s/ Jerry D. Leitman
Jerry D. Leitman
President, Chief Executive Officer & Chairman of the Board

CERTIFICATIONS

          I, Joseph G. Mahler, Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of FuelCell Energy, Inc., certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of FuelCell Energy, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 12, 2002

/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, Chief Financial Officer & Treasurer/Corporate Secretary