Form 10-Q
period 2003-01-31
FUELCELL ENERGY INC
filed 2003-03-14
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☒  Yes     ☐  No

          APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of March 13, 2003 was 39,329,251.

FUELCELL ENERGY, INC
FORM 10-Q
INDEX

Part I - Financial Information
Item 1.  Financial Statements

FUELCELL ENERGY, INC.
Condensed Balance Sheets
(Dollars in thousands)

	January 31, 2003 (unaudited)	October 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$83,060	102,495
Investments: U.S. treasury securities	97,475	103,501
Accounts receivable, net	9,187	10,438
Inventories, net	17,754	13,981
Other current assets	2,644	4,324

Total current assets	210,120	234,739

Property, plant and equipment, net	39,501	38,710
Investments: U.S. treasury securities	19,945	14,587
Other assets	1,731	1,767

Total assets	$271,297	289,803

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$285	285
Accounts payable	5,589	4,712
Accrued liabilities	6,508	7,904
Deferred license fee income	262	38
Customer advances	1,169	3,466

Total current liabilities	13,813	16,405

Long-term debt	1,626	1,696

Total liabilities	15,439	18,101

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at January 31, 2003 and October 31, 2002: 39,318,251 and 39,228,828 shares issued and outstanding at January 31, 2003 and October 31, 2002, respectively	4	4

Additional paid-in-capital	339,944	339,762
Accumulated deficit	(84,090)	(68,064)

Total shareholders' equity	255,858	271,702

Total liabilities and shareholders' equity	$271,297	289,803

See notes to condensed financial statements

FUELCELL ENERGY, INC.
Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2003	2002

Revenues:
Research and development contracts	$5,459	6,271
Product sales and revenues	4,834	730

Total revenues	10,293	7,001

Costs and expenses:
Cost of research and development contracts	7,110	6,754
Cost of product sales and revenues	14,948	3,939
Administrative and selling expenses	3,130	2,597
Research and development expenses	2,081	1,304

Total costs and expenses	27,269	14,594

Loss from operations	(16,976)	(7,593)

License fee income, net	68	68
Interest expense	(37)	(33)
Interest and other income, net	919	1,531

Loss before provision for income taxes	(16,026)	(6,027)

Provision for income taxes	--	--

Net loss	$(16,026)	(6,027)

Earnings per share:
Basic and diluted loss per share	$(0.41)	(0.15)

Basic and diluted shares outstanding	39,306,991	39,027,697

See notes to condensed financial statements

FUELCELL ENERGY, INC.
Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Three Months Ended January 31,
	2003	2002

Cash flows from operating activities:
Net Loss	$(16,026)	(6,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,326	686
Amortization of treasury note premium/discount	121	326
Changes in operating assets and liabilities:
Accounts receivable	1,251	(143)
Inventories	(3,773)	(4,948)
Other assets	1,643	(2,814)
Accounts payable	877	(1,948)
Accrued liabilities	(1,396)	(1,857)
Customer advances	(2,297)	2,420
Deferred license fee income and other	225	224

Net cash used in operating activities	(18,049)	(14,081)

Cash flows from investing activities:
Capital expenditures	(2,045)	(3,236)
Treasury notes matured	28,924	3,500
Treasury notes purchased	(28,377)	(20,191)

Net cash used in investing activities	(1,498)	(19,927)

Cash flows from financing activities:
Long-term debt borrowings	--	787
Repayment of debt	(70)	(35)
Common stock issued for stock plans	182	211

Net cash provided by financing activities	112	963

Net decrease in cash and cash equivalents	(19,435)	(33,045)

Cash and cash equivalents -- beginning of period	102,495	256,870

Cash and cash equivalents -- end of period	$83,060	223,825

Supplemental disclosure of cash paid during the period for:
Interest	$37	33

See notes to condensed financial statements

FUELCELL ENERGY, INC.
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1:  NATURE OF THE BUSINESS

FuelCell Energy, Inc. is engaged in the development and manufacture of carbonate fuel cell power plants for distributed power generation. We are currently in the process of developing standard products that incorporate our Direct FuelCell® (DFC®) technology. We expect to incur losses as we expand our product development, increase our production volume and develop our distribution network.

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2002 have been derived from our audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2003, the results of operations for the three months ended January 31, 2003 and 2002, and cash flows for the three months ended January 31, 2003 and 2002.

The results of operations for the three months ended January 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2002 Annual Report on Form 10-K.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. We adopted the provisions of Statement No. 143 effective January 1, 2003 and the adoption did not have a significant effect on our financial statements or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the contingent and non-contingent component of a guarantee; which means (a) the guarantor has undertaken an obligation to stand ready to perform in the event that specified triggering events or conditions occur and (b) the guarantor has undertaken a contingent obligation to make future payments if such triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. We are required to recognize the liability even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees that have certain specified characteristics. We were required to adopt, and have adopted the disclosure provisions of Interpretation No. 45 in our financial statements as of and for the three months ended January 31, 2003. Additionally, the recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. We have evaluated the effect of the recognition and measurement provisions of this Interpretation. The adoption of this Interpretation did not have an effect on our financial statements or disclosures.

NOTE 3:  LOSS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS No. 128.

We computed EPS without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three months ended January 31, 2003 and 2002, the weighted average shares of potentially dilutive stock options were 5,063,266 and 4,755,978, respectively. For the three months ended January 31, 2003 and 2002, there were 2,640,000 and 3,633,333 warrants to purchase our common stock, respectively, all of which were out-of-the money. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

NOTE 4:  DEPRECIATION

Depreciation is calculated using the straight-line method. Buildings and improvements are depreciated over periods from 10 to 30 years, machinery and equipment from 3 to 8 years and furniture and fixtures from 6 to 10 years. Depreciation expense for the three months ended January 31, 2003 and 2002 was $1,253 and $615, respectively.

NOTE 5:  INVESTMENTS:  U.S. TREASURY SECURITIES

Investments, which are accounted for as held to maturity, consist of United States Treasuries.

Short-term investments:

These treasuries have maturity dates ranging from March 13, 2003 to January 31, 2004 and estimated yields ranging from 2.75% to 5.25%. As of January 31, 2003, and October 31, 2002, the aggregate fair value, gross unrealized holding gains and gross unrealized holding losses were as follows:

	January 31, 2003	October 31, 2002

Aggregate fair value	$97,684	$103,811
Gross unrealized holding gains	257	310
Gross unrealized holding losses	48	--

Long-term investments:

These notes have maturity dates ranging from February 29, 2004 to November 30, 2004, and estimated yields ranging from 2.000% to 5.875%. As of January 31, 2003, and October 31, 2002, the aggregate fair value, gross unrealized holding gains and gross unrealized holding losses were as follows:

	January 31, 2003	October 31, 2002

Aggregate fair value	$19,986	$14,670
Gross unrealized holding gains	67	86
Gross unrealized holding losses	26	3

NOTE 6:  INVENTORIES, NET

The components of inventory at January 31, 2003 and October 31, 2002 consisted of the following:

	January 31, 2003	October 31, 2002

Raw materials	$11,113	$10,214
Work-in-process, net	6,641	3,767

Total	$17,754	$13,981

NOTE 7:  OTHER CURRENT ASSETS, NET

The components of other current assets at January 31, 2003 and October 31, 2002 consisted of the following:

	January 31, 2003	October 31, 2002

Advance payments to vendors	$1,226	$2,902
Prepaid expenses and other	1,418	1,422

Total	$2,644	$4,324

NOTE 8:  ACCRUED LIABILITIES

The components of accrued liabilities at January 31, 2003 and October 31, 2002 consisted of the following:

	January 31, 2003	October 31, 2002

Accrued payroll and employee benefits	$2,141	$3,250
Accrued contract and operating costs	3,629	4,263
Accrued taxes and other	738	391

Total	$6,508	$7,904

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations regarding the development and commercialization of our fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2002.

OVERVIEW

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

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in these electrochemical technologies. Since 1975, we have concentrated on developing products in cooperation with United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other sources such as an affiliate of MTU-Friedrichshafen GmbH ("MTU"), a unit of DaimlerChrysler, our European partner, to whom we have licensed our fuel cell technology internationally. In April 2000 and June 2001, we raised net proceeds of approximately $299,000 from additional public offerings of our common stock. Since September 2000, we have received an additional $25,000 from other equity investment partners.

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

Our products are designed to meet the power requirements of a wide range of customers such as utilities, industrial facilities, hotels, data centers, wastewater treatment plants, office buildings, hospitals, universities and shopping centers. Our initial market entry commercial products, the DFC300A, DFC1500 and DFC3000, will be rated at 250 kW, 1 MW and 2 MW in capacity. We expect our commercial products to mature to three configurations: 300 kW, 1.5 MW and 3 MW for distributed applications generally up to 10 MW. We are also developing new products, based on our existing power plant design, for applications in the 10 to 50 MW range. We are currently conducting, and have successfully concluded, field trials of fuel cell power plants ranging from 250 kW to 2 MW.

We believe that our initial commercial sales will be to "early adopters", including energy users that may be willing to pay higher prices per kW to obtain the power that they need. "Early adopters" include users that, due to environmental or energy efficiency concerns, are unable to, or choose not to, site traditional combustion-based generation, or energy users that need more reliable electricity sources than provided by the grid, current diesel back-up generators, or batteries. We expect that these "early adopters" will include energy users that are able to take advantage of government subsidies that provide funding for fuel cell installations. We believe examples of "early adopters" will be institutions, commercial and industrial customers in pollution non-attainment zones and customers in grid-constrained regions. "Early adopters" will also include customers with opportunity fuels such as industrial or municipal wastewater treatment gas, and co-generation and reliability applications such as hotels, hospitals, schools, and universities.

Our current focus is to deliver and commission the DCF300A power plants in our backlog and implement our field follow program to monitor fleet performance; generate orders for our DFC products through our distribution network by focusing on our targeted commercial and industrial markets; initiate our megawatt field trial program for our DFC1500 and DFC3000 power plants; reduce product cost, focusing on value engineering, performance improvements, manufacturing cost efficiencies and supplier development; and manage cash consistent with market demand.

Critical Accounting Policies

Revenue Recognition

Our revenues and fees on long-term contracts are recognized on a method similar to the percentage-of-completion method. Revenues are recognized proportionally as research and development costs are incurred and compared to the estimated total research and development costs for each contract or field trial. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. At the point that our fuel cells are commercial, estimated costs to complete an individual contract in excess of revenue will be accrued immediately.

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

Our research and development expenses reflect costs for research and development projects conducted without specific customer sponsored contracts. These costs consist primarily of engineering labor, overhead, materials to build prototype units, materials for testing, consulting fees and other costs associated with our internal research and development expenses.

Recent Developments

In February 2003, we announced that we and Caterpillar Inc. are expected to win a contract to install one of the nation's first advanced utility-scale fuel cell power plants designed to feed power from a substation into a local electric distribution system. The innovative project award is the first by the state of Ohio, which is investing more than $100 million in a three-year initiative to expand fuel cell research and development, including increased fuel cell generating capacity.

The award, which is subject to negotiation and execution of a contract, proposes the installation of a 250 kW Direct FuelCell power plant manufactured by us and distributed by Caterpillar. The formal contract is expected to be negotiated and signed within weeks and installation of the unit is scheduled for the fourth quarter of this year.

In February 2003, we also announced that we have received notice from the California Energy Commission (CEC) that our DFC300A power plant is certified for grid interconnection under California's "Rule 21" standard. This makes the DFC300A the largest fuel cell power plant to receive such certification by the CEC.

Rule 21, a collaborative effort of the CEC and California's three largest investor-owned utilities, specifies standard interconnection, operating, and metering requirements for distributed electric power generators such as fuel cells. It is intended to streamline the process of permitting such generators while ensuring safe connection to the electrical grid. This certification will significantly reduce the time, cost and complexity for future interconnection with the state's grid system, avoiding costly external equipment procurement requirements and extensive site-by-site as well as utility-by-utility analyses.

Results of Operations
Comparison of Three Months ended January 31, 2003 and January 31, 2002

Revenues increased 47%, to $10,293 in the 2003 period from $7,001 in the 2002 period. The additional product sales revenue was related to the manufacture of DFC300A power plants for our distribution partners and sales of fuel cell components to MTU for their field trial program. We increased activities on the DOE's Clean Coal gasification project, the DOE co-operative agreement, and the U.S. Navy marine/diesel program.

Cost of product sales and revenues increased to $14,948 in the 2003 period from $3,939 in the 2002 period. This was due primarily to the production of DFC300A power plants for our distribution partners.

Cost of research and development contracts increased 5%, to $7,110 in the 2003 period from $6,754 in the 2002 period primarily due to activities on government contracts.

Administrative and selling expenses increased 21%, to $3,130 in the 2003 period from $2,597 in the 2002 period. Higher business insurance premiums and franchise taxes accounted for the increase.

Research and development expenses increased 60%, to $2,081 in the 2003 period from $1,304 in the 2002 period. This was primarily development costs associated with the design and engineering of our megawatt products, the DFC1500 and DFC3000.

Loss from operations increased to $16,976 in the 2003 period from $7,593 in the 2002 period. This reflects our investment in the standardization of DFC power plants, development of our distribution network, and increases in operating costs including employee expenses, depreciation on new production equipment, business insurance premiums, information systems and infrastructure.

Interest and other income, net decreased 40%, to $919 in the 2003 period from $1,531 in the 2002 period. This was due to a lower overall cash balance and declining interest rates.

Liquidity and Capital Resources

Our operations are funded primarily through sales of equity, cash generated from operations and borrowings. Cash from operations includes revenue from government contracts and cooperative agreements, field trial projects, sale of fuel cell components primarily to MTU, license fees and interest income.

Our cash requirements depend on numerous factors, including the implementation of our field follow program for our DFC300A products, which will be used to monitor fleet performance to build operational history of our DFC300A power plants. This will enable us to further enhance our product design to allow for cost reduction, performance improvement, increased reliability and serviceability. Other factors include the initiation of our megawatt class field trial program, and development of our DFC/Turbine and diesel DFC products. We expect to devote substantial capital resources to achieve our overall product goals of cost reduction, performance improvement, reliability and serviceability. We believe that we can achieve these goals through our near term product strategy of developing standard products, increasing volume production and the further development of our distribution network. We expect such activities will be funded from existing cash, cash equivalents, investments and cash from operations. Once we've completed our near term strategy, we believe we will have the financial flexibility to maintain, reduce or accelerate our business activities consistent with market demand.

At January 31, 2003, we had cash, cash equivalents and investments (U.S. Treasuries) of $200,480, compared to cash, cash equivalents and investments of $220,583 at October 31, 2002. The use of cash was attributable to $14,700 to fund the net loss, an inventory increase of $3,773, and capital expenditures of $2,045, partially offset by net financing and other activities of $415.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposure to market risk for changes in interest rates, relates primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at January 31, 2003, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our results of operations by approximately $850 annually.

Item 4.  CONTROLS AND PROCEDURES

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

     None

Item 6.  Exhibits and Reports on Form 8-K

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

FUELCELL ENERGY, INC.

/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, CFO
Treasurer/Corporate Secretary

Dated:  March 14, 2003

CERTIFICATION

I, Jerry D. Leitman, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of FuelCell Energy Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Jerry D. Leitman
Jerry D. Leitman
President and Chief Executive Officer

CERTIFICATION

I, Joseph G. Mahler, certify that:

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Joseph G. Mahler
Joseph G. Mahler
Chief Financial Officer