Form 10-Q
period 2003-04-30
FUELCELL ENERGY INC
filed 2003-06-16
CIK 886128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, par value $.0001, as of June 13, 2003 was 39,349,016.

FUELCELL ENERGY, INC
FORM 10-Q
INDEX

Part I - Financial Information

Item 1.  Financial Statements

FUELCELL ENERGY, INC.
Condensed Balance Sheets
(Dollars in thousands)

	April 30, 2003	October 31, 2002
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$67,806	102,495
Investments: U.S. treasury securities	93,218	103,501
Accounts receivable, net	9,748	10,438
Inventories, net	12,421	13,981
Other current assets	5,275	4,324

Total current assets	188,468	234,739

Property, plant and equipment, net	39,369	38,710
Investments: U.S. treasury securities	19,453	14,587
Other assets	1,658	1,767

Total assets	$248,948	289,803

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$300	285
Accounts payable	4,637	4,712
Accrued liabilities	4,604	7,904
Deferred license fee income	188	38
Customer advances	2,791	3,466

Total current liabilities	12,520	16,405

Long-term debt	1,539	1,696

Total liabilities	14,059	18,101

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at April 30, 2003 and October 31, 2002: 39,329,251 and 39,228,828 shares issued and outstanding at April 30, 2003 and October 31, 2002, respectively	4	4

Additional paid-in-capital	339,963	339,762
Accumulated deficit	(105,078)	(68,064)

Total shareholders' equity	234,889	271,702

Total liabilities and shareholders' equity	$248,948	289,803

See notes to condensed financial statements

FUELCELL ENERGY, INC.
Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2003	2002

Revenues:
Research and development contracts	$4,138	6,845
Product sales and revenues	4,762	1,720

Total revenues	8,900	8,565

Costs and expenses:
Cost of research and development contracts	11,632	8,350
Cost of product sales and revenues	15,001	5,995
Administrative and selling expenses	3,212	2,869
Research and development expenses	1,954	1,433

Total costs and expenses	31,799	18,647

Loss from operations	(22,899)	(10,082)

License fee income, net	67	67
Interest expense	(36)	(48)
Interest and other income, net	1,880	1,186

Loss before provision for income taxes	(20,988)	(8,877)

Provision for income taxes	-	-

Net loss	$(20,988)	(8,877)

Loss per share:
Basic and diluted loss per share	$(0.53)	(0.23)

Basic and diluted shares outstanding	39,325,987	39,111,022

See notes to condensed financial statements

FUELCELL ENERGY, INC.
Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended April 30,
	2003	2002

Revenues:
Research and development contracts	$9,597	13,116
Product sales and revenues	9,596	2,450

Total revenues	19,193	15,566

Costs and expenses:
Cost of research and development contracts	18,742	15,104
Cost of product sales and revenues	29,949	9,934
Administrative and selling expenses	6,342	5,466
Research and development expenses	4,035	2,737

Total costs and expenses	59,068	33,241

Loss from operations	(39,875)	(17,675)

License fee income, net	135	135
Interest expense	(73)	(81)
Interest and other income, net	2,799	2,717

Loss before provision for income taxes	(37,014)	(14,904)

Provision for income taxes	-	-

Net loss	$(37,014)	(14,904)

Loss per share:
Basic and diluted loss per share	$(0.94)	(0.38)

Basic and diluted shares outstanding	39,316,437	39,068,669

See notes to condensed financial statements

FUELCELL ENERGY, INC.
Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended April 30,
	2003	2002

Cash flows from operating activities:
Net Loss	$(37,014)	(14,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,697	1,462
Amortization of treasury note	280	445
Loss on disposal of property	3	15
Changes in operating assets and liabilities:
Accounts receivable	690	3,083
Inventories	1,560	(11,956)
Other assets	(987)	(4,359)
Accounts payable	(75)	(873)
Accrued liabilities	(3,300)	(825)
Customer advances	(675)	904
Deferred license fee income and other	150	148

Net cash used in operating activities	(36,671)	(26,860)

Cash flows from investing activities:
Capital expenditures	(3,214)	(5,848)
Treasury notes matured	79,374	9,500
Treasury notes purchased	(74,237)	(92,578)

Net cash used in investing activities	1,923	(88,926)

Cash flows from financing activities:
Long-term debt borrowings	-	787
Repayment of debt	(142)	(96)
Common stock issued for stock plans	201	238

Net cash provided by financing activities	59	929

Net decrease in cash and cash equivalents	(34,689)	(114,857)

Cash and cash equivalents -- beginning of period	102,495	256,870

Cash and cash equivalents -- end of period	$67,806	142,013

Supplemental disclosure of cash paid during the period for:
Interest	$73	81

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2002 have been derived from our audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2003, the results of operations for the three and six months ended April 30, 2003 and 2002, and cash flows for the six months ended April 30, 2003 and 2002.

The results of operations for the three and six months ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2002 Annual Report on Form 10-K.

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

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee's stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the intrinsic value method of recognition under APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002

Net loss	$ (20,988)	$ (8,877)	$ (37,014)	$ (14,904)
Add: Stock based compensation included in reporting net loss -- common shareholders	-	-	-	-
Deduct: Stock based compensation determined under fair-value based method for all awards	(2,397)	(2,017)	(5,726)	(5,436)
Proforma net loss	(23,385)	(10,894)	(42,740)	(20,340)
Basic and diluted loss per share:
As reported	$ (0.53)	$ (0.23)	$ (0.94)	$ (0.38)
Pro forma	$ (0.60)	$ (0.28)	$ (1.09)	$ (0.52)

The effects of applying SFAS No 123 in this pro-forma disclosure are not necessarily indicative of future amounts.

NOTE 3:  LOSS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS No. 128.

We computed EPS without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three and six months ended April 30, 2003 and 2002, the weighted average shares of potentially dilutive stock options were 5,470,266 and 4,850,486, respectively. For the three and six months ended April 30, 2003 and 2002, there were 2,640,000 and 5,133,333 warrants to purchase our common stock, respectively, all of which were out-of-the money. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

NOTE 4: DEPRECIATION

Depreciation is calculated using the straight-line method. Buildings and improvements are depreciated over periods from 10 to 30 years, machinery and equipment from 3 to 8 years and furniture and fixtures from 6 to 10 years. Depreciation expense for the three months ended April 30, 2003 and 2002 was $1,299,000 and $703,000 respectively. Depreciation expense for the six months ended April 30, 2003 and 2002 was $2,552,000 and $1,318,000 respectively.

NOTE 5: INVESTMENTS: U.S. TREASURY SECURITIES

Investments, which are accounted for as held to maturity, consist of United States Treasuries.

Short-term investments:

These treasuries have maturity dates ranging from May 15, 2003 to April 30, 2004 and estimated yields ranging from 2.75% to 5.25%. As of April 30, 2003, and October 31, 2002, the aggregate fair value, gross unrealized holding gains and gross unrealized holding losses were as follows:

	April 30, 2003	October 31, 2002

Aggregate fair value	$93,329	$103,811
Gross unrealized holding gains	148	310
Gross unrealized holding losses	37	-

Long-term investments:

These notes have maturity dates ranging from May 31, 2004 to January 31, 2005, and estimated yields ranging from 1.625% to 5.875%. As of April 30, 2003, and October 31, 2002, the aggregate fair value, gross unrealized holding gains and gross unrealized holding losses were as follows:

	April 30, 2003	October 31, 2002

Aggregate fair value	$19,507	$14,670
Gross unrealized holding gains	74	86
Gross unrealized holding losses	20	3

NOTE 6: INVENTORIES, NET

The components of inventory at April 30, 2003 and October 31, 2002 consisted of the following:

	April 30, 2003	October 31, 2002

Raw materials	$6,516	$10,214
Work-in-process, net	5,905	3,767

Total	$12,421	$13,981

NOTE 7: OTHER CURRENT ASSETS, NET

The components of other current assets at April 30, 2003 and October 31, 2002 consisted of the following:

	April 30, 2003	October 31, 2002

Advance payments to vendors	$2,473	$2,902
Prepaid expenses and other	2,802	1,422

Total	$5,275	$4,324

NOTE 8: ACCRUED LIABILITIES

The components of accrued liabilities at April 30, 2003 and October 31, 2002 consisted of the following:

	April 30, 2003	October 31, 2002

Accrued payroll and employee benefits	$2,331	$3,250
Accrued contract and operating costs	1,608	4,263
Accrued taxes and other	665	391

Total	$4,604	$7,904

During the second quarter of 2003, we recorded charges of approximately $270, principally for employee severance and other personnel benefits for approximately 90 employees in our manufacturing operations as a result of our cost savings measures. The remaining balance at April 30, 2003 for employee severance and other personnel benefits of $270, which is included in accrued payroll and employee benefits above, is expected to be paid by the end of the third quarter of 2003.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Unaudited Condensed Financial Statements and Notes thereto included within this report, and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002. All dollar amounts are in thousands. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations regarding the development and commercialization of our fuel cell technology. Our actual results could differ materially from those projected. Factors that could cause such a difference include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2002.

OVERVIEW

We are a world leader in the development and manufacture of carbonate fuel cell power plants for distributed power generation. We have designed and are developing standard fuel cell power plants that offer significant advantages compared to existing power generation technology. These advantages include higher fuel efficiency than existing distributed generation equipment, significantly lower emissions, quieter operation, lower vibration, flexible siting and permitting requirements, scalability and potentially lower operating, maintenance and generation costs. The exhaust heat by-product can be used for combined cycle applications utilizing an unfired gas turbine, and cogeneration applications such as high-pressure steam, district heating and air conditioning.

From our founding in 1969, we focused on developing fuel cells and specialized batteries. These efforts resulted in our obtaining various patents and expertise in these electrochemical technologies. Since 1975, we have concentrated on developing products in cooperation with the United States Department of Energy ("DOE"), the United States Department of Defense ("DOD"), and other sources such as an affiliate of MTU CFC Solutions GmbH ("MTU"), a unit of DaimlerChrysler, our European partner, to whom we have licensed our fuel cell technology internationally. In April 2000 and June 2001, we raised net proceeds of approximately $299,000 from additional public offerings of our common stock. Since September 2000, we have received an additional $25,000 from other equity investment partners.

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

We believe that our initial commercial sales will be to "early adopters", including energy users that may be willing to pay higher prices per kW to obtain the power that they need. We expect "early adopters" to include users that, due to environmental or energy efficiency concerns, are unable to, or choose not to, site traditional combustion-based generation, or energy users that need more reliable electricity sources than provided by the grid, current diesel back-up generators, or batteries. We expect "early adopters" will include energy users that are able to take advantage of government subsidies that provide funding for fuel cell installations. We believe examples of "early adopters" will be institutions, commercial and industrial customers in pollution non-attainment zones and customers in grid-constrained regions. "Early adopters" will also include customers with opportunity fuels such as industrial or municipal wastewater treatment gas, and co-generation and reliability applications such as hotels, hospitals, schools, and universities.

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

Revenues from Government funded research, development and demonstration programs are generally multi-year, cost reimbursement and/or cost shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement.

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners. As we recognize the associated revenue for orders placed in accordance with these sales agreements, a proportional amount of the fair value of the warrants will be recorded against the revenue.

Inventories

As discussed above, we recognize research and development costs for contracts as incurred. When we incur costs for material, labor and overhead to build fuel cell stacks which have not yet been dedicated to a particular contract, we include them in WIP inventory to the extent we estimate them to be recoverable based on anticipated use of the fuel cell stacks and anticipated cost reimbursement on these anticipated contracts. During the normal course of business, we will dedicate the fuel cell stacks in WIP inventory to a contract, at which point in time the inventory costs are charged to cost of research and development contracts or cost of product sales and revenues, and when appropriate, revenue will be recognized on these costs.

As we increase our commercial activities, we anticipate that our assessment of recoverability of inventory costs will become increasingly dependent upon the amount we believe we can sell the fuel cell stacks in the commercial market, and less on the extent to which costs are reimbursed pursuant to government contracts.

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

Recent Developments

In May, the U.S. Department of Energy (DOE) selected FuelCell Energy as a prime "awardee" in its Solid State Energy Conversion Alliance (SECA) program, subject to final negotiation expected this summer. The goal of the SECA program is to accelerate the commercialization of low-cost, high temperature solid oxide fuel cells (SOFC) over the next decade. Engineering and technological developments in this SECA program can also be used to further advance the Company's DFC technology. The first phase, a three-year $24 million cost shared program, will focus on the development of small, stationary modules for scalable applications up to 100 kilowatts.

FuelCell Energy recently received three commercial product certifications that will make it easier for customers to qualify for funding incentives and install DFC power plants for onsite power generation. Certifications include:

  American National Standards Institute (ANSI) Z21.83 Products Safety Standard -- a national product safety certification for fuel cell power plants up to 1 megawatt in size.

  "Rule 21" Grid Interconnection -- a California certification that specifies standard interconnection, operating and metering requirements for distributed power generators such as fuel cells to ensure safe connection to the electrical grid.

  California Air Resources Board (CARB) 2007 -- a California distributed generation emissions standard that categorizes the Company's sub-megawatt DFC power plants as 'ultra-clean' technology, exempting it from air pollution control permitting requirements and allowing preferential rate treatment by the California Public Utilities Commission.

Results of Operations

Comparison of Three Months ended April 30, 2003 and April 30, 2002

Revenues increased 4%, to $8,900 in the 2003 period from $8,565 in the 2002 period. The additional product sales revenue was related to the manufacture of DFC300A power plants for our distribution partners and sales of fuel cell components to MTU for their field trial program. The decrease in revenues associated with our research and development contracts reflect reduced funding on certain government contracts.

Cost of product sales and revenues increased to $15,001 in the 2003 period from $5,995 in the 2002 period. This was due primarily to the production of DFC300A power plants for our distribution partners.

Cost of research and development contracts increased 39%, to $11,632 in the 2003 period from $8,350 in the 2002 period primarily due to activities on government contracts.

Administrative and selling expenses increased 12%, to $3,212 in the 2003 period from $2,869 in the 2002 period. Higher business insurance premiums and franchise taxes accounted for the increase.

Research and development expenses increased 36%, to $1,954 in the 2003 period from $1,433 in the 2002 period. This was due primarily to development costs associated with the design and engineering of our megawatt products, the DFC1500 and DFC3000.

Loss from operations increased to $22,899 in the 2003 period from $10,082 in the 2002 period. This reflects our investment in the standardization of DFC power plants, reduced funding on certain government contracts, development of our distribution network, and increases in operating costs including employee expenses, severance costs, depreciation on new production equipment, business insurance premiums, information systems and infrastructure.

Interest and other income, net increased 58%, to $1,880 in the 2003 period from $1,186 in the 2002 period. In the quarter we recognized a state research and development incentive for $1,356. Declining interest on lower cash balances and investments in U.S. treasury securities partially offset the incentive.

Comparison of Six Months ended April 30, 2003 and April 30, 2002

Revenues increased 23%, to $19,193 in the 2003 period from $15,566 in the 2002 period. The additional product sales revenue was related to the manufacture of DFC300A power plants for our distribution partners and sales of fuel cell components to MTU for their field trial program. The decrease in revenues associated with our research and development contracts reflect reduced funding on certain government contracts.

Cost of product sales and revenues increased to $29,949 in the 2003 period from $9,934 in the 2002 period. This was due primarily to the production of DFC300A power plants for our distribution partners.

Cost of research and development contracts increased 24%, to $18,742 in the 2003 period from $15,104 in the 2002 period primarily due to activities on government contracts.

Administrative and selling expenses increased 16%, to $6,342 in the 2003 period from $5,466 in the 2002 period. Higher business insurance premiums and franchise taxes accounted for the increase.

Research and development expenses increased 47%, to $4,035 in the 2003 period from $2,737 in the 2002 period. This was due primarily to development costs associated with the design and engineering of our megawatt products, the DFC1500 and DFC3000.

Loss from operations increased to $39,875 in the 2003 period from $17,675 in the 2002 period. This reflects our investment in the standardization of DFC power plants, reduced funding on certain government contracts, development of our distribution network, and increases in operating costs including employee expenses, severance costs, depreciation on new production equipment, business insurance premiums, information systems and infrastructure.

Interest and other income, net increased to $2,799 in the 2003 period from $2,717 in the 2002 period. The increase reflects a state research and development incentive for $1,356 recognized in the second quarter offset by lower interest on declining interest rates on lower cash balances and investments in U.S. treasury securities.

Liquidity and Capital Resources

Our operations are funded primarily through sales of equity, cash generated from operations and borrowings. Cash from operations includes revenue from government contracts and cooperative agreements, field trial projects, sale of fuel cell components primarily to MTU, license fees and interest income.

Our cash requirements depend on numerous factors, including the implementation of our field follow program for our DFC300A products, which will be used to monitor fleet performance to build operational history of our DFC300A power plants. We expect this will enable us to further enhance our product design to allow for cost reduction, performance improvement, increased reliability and serviceability. Other factors include the initiation of our megawatt class field trial program, and development of our DFC/Turbine and diesel DFC products. We expect to devote substantial capital resources to achieve our overall product goals of cost reduction, performance improvement, reliability and serviceability. We believe that we can achieve these goals through our near term product strategy of developing standard products, increasing volume production and the further development of our distribution network. We expect such activities will be funded from existing cash, cash equivalents, investments and cash from operations. Once we've completed our near term strategy, we believe we will have the financial flexibility to maintain, reduce or accelerate our business activities consistent with market demand.

At April 30, 2003, we had cash, cash equivalents and investments (U.S. Treasuries) of $180,477, compared to cash, cash equivalents and investments of $220,583 at October 31, 2002. The use of cash was attributable to $34,314 to fund the net loss, capital expenditures of $3,214 and an increase in working capital of $2,637. Net financing contributed $59.

Our research and development contracts are generally multi-year, cost reimbursement type contracts. The majority of these are U. S. Government contracts that are dependent upon the government's continued allocation of funds and may be terminated in whole or in part at the convenience of the government. In April, we were notified that Congressional appropriations for our cooperative agreement with the DOE for the current fiscal period was reduced by approximately $5 million as compared to historical annual funding levels. Funding for the U.S. Navy marine diesel program (approximately $2.5 million) was also delayed. We expect that the remainder of the funding will be made available to us in the next fiscal year. In May, we were selected by the DOE as a prime "awardee" for the SECA program. This is a ten-year, $139 million cost-share co-operative agreement with three phases. The first phase is a three-year $24 million program cost-shared award. We expect to negotiate this award in the summer. We will continue to seek research and development contracts for all of our product lines. To obtain contracts, we must continue to prove the benefits of our technologies and be successful in our competitive bidding.

We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. We are required to apply the provisions of this Interpretation no later August 1, 2003 to all variable interest entities created before February 1, 2003. We have determined that adoption of this Interpretation did not and based on the Company's current structure will not have a material effect on our financial statements and disclosure.

In April 2003, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The FASB also tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB plans to issue an exposure draft later this year that could become effective in 2004. Until a new Statement is issued, the provisions of APB No. 25 and SFAS No. 123 will remain in effect. We will evaluate the impact of any new Statement regarding employee equity-based awards as requirements are finalized and a new Statement is issued.

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for us beginning on August 1, 2003. We have not entered into any financial instruments within the scope of the Statement to date during June 2003. However, we are in the process of evaluating the effect of this Statement on our financial statements and disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates, relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2003, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our results of operations by approximately $680 annually.

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

Part II - Other Information
Item 5.	Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of securities holders during the second quarter of the fiscal year covered in this report.

The FuelCell Energy, Inc. Annual Shareholders' Meeting was held on March 25, 2003.

1.  The meeting involved the election of the following directors to hold office until the next annual meeting of shareholders. All of the directors on the slate were elected.

Jerry D. Leitman	Warren D. Bagatelle	Christopher R. Bentley
Michael Bode	Thomas R. Casten	James D. Gerson
Thomas L. Kempner	William A. Lawson	Hansraj C. Maru
Charles J. Murphy	John A. Rolls

The results of the voting were as follows:

ELECTION OF DIRECTORS

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Jerry D. Leitman	28,868,302	2,190,163
Warren D. Bagatelle	29,571,062	1,487,378
Christopher R. Bentley	30,046,204	1,012,236
Michael Bode	29,898,414	1,160,026
Thomas R. Casten	29,573,009	1,485,456
James D. Gerson	29,585,946	1,472,519
Thomas L. Kempner	29,556,863	1,501,602
William A. Lawson	29,570,762	1,487,703
Hansraj C. Maru	30,043,829	1,014,636
Charles J. Murphy	29,560,329	1,498,136
John A. Rolls	30,043,695	1,014,770

Additionally, the following matter was voted on and approved during the Annual Shareholders' Meeting on March 25, 2003. The result of the voting was as follows:

2.  To amend the 1998 Equity Incentive Plan to increase the aggregate number of common shares available under the Plan from 4,500,000 shares to 6,000,000 shares.

VOTES FOR	VOTES AGAINST	ABSTAIN
26,656,946	4,326,115	75,404

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Index

(a) Exhibit Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's 8-K dated September 21, 1999)

4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on form 10KA for fiscal year ended October 31, 1999)

(b) Reports on Form 8-K

     We filed on Form 8-K dated April 30, 2003 under Item 5 "Other Events," a press release announcing the Company has initiated a cash management plan consistent with market demand and has implemented cost saving measures including a reduction in the workforce of 90 to 100 positions, representing approximately 20 percent of our employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, CFO
Treasurer/Corporate Secretary

Dated:  June 13, 2003

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

Date:  June 13, 2003

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

Date:  June 13, 2003

/s/ Joseph G. Mahler
Joseph G. Mahler
Chief Financial Officer