Form 10-Q
period 2003-07-31
FUELCELL ENERGY INC
filed 2003-09-12
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2003

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File Number 1-14204

FUELCELL ENERGY, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	06-0853042
(State of Incorporation)	(I.R.S. Employer Identification Number)

3 Great Pasture Road
Danbury, Connecticut 06813
(Address of Principal Executive Offices)

Telephone (203) 825-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒     No  ☐

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share, outstanding at September 8, 2003; 39,374,633

FUELCELL  ENERGY, INC

FORM 10-Q

For the Three and Nine Month Periods Ended July 31, 2003

FUELCELL ENERGY, INC.
Condensed Balance Sheets
(Dollars in thousands, except per share amounts)

	July 31, 2003 (unaudited)	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65,670	$102,495
Investments: U.S. treasury securities	86,671	103,501
Accounts receivable, net	7,264	10,438
Inventories, net	15,699	13,981
Other current assets	3,111	4,334
Total current assets	178,415	234,749

Property, plant and equipment, net	39,712	38,710
Investments: U.S. treasury securities	16,236	14,542
Other assets, net	1,764	1,802
Total assets	$236,127	$289,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$317	$285
Accounts payable	3,951	4,712
Accrued liabilities	5,677	7,815
Deferred license fee income	113	38
Customer advances	4,536	3,466
Total current liabilities	14,594	16,316

Long-term debt	1,562	1,785
Total liabilities	16,156	18,101

Stockholders' equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at July 31, 2003 and October 31, 2002: 39,356,633 and 39,228,828 shares issued and outstanding at July 31, 2003 and October 31, 2002, respectively	4	4
Additional paid-in capital	340,065	339,762
Accumulated deficit	(120,098)	(68,064)
Total stockholders' equity	219,971	271,702

Total liabilities and stockholders' equity	$236,127	$289,803

See notes to condensed financial statements

FUELCELL ENERGY, INC.
Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,
	2003	2002

Revenues:
Research and development contracts	$4,715	$10,291
Product sales and revenues	2,561	1,671
Total revenues	7,276	11,962

Costs and expenses:
Cost of research and development contracts	9,623	14,348
Cost of product sales and revenues	8,283	7,399
Administrative and selling expenses	3,248	2,709
Research and development expenses	2,015	1,897
Total costs and expenses	23,169	26,353

Loss from operations	(15,893)	(14,391)

License fee income, net	68	68
Interest expense	(29)	(40)
Interest and other income, net	834	1,173

Loss before provision for income taxes	(15,020)	(13,190)

Provision for income taxes	-	-

Net loss	$(15,020)	$(13,190)

Net Loss per share:
Basic and diluted net loss per share	$(0.38)	$(0.34)

Basic and diluted weighted average shares outstanding	39,339,724	39,175,140

See notes to condensed financial statements

 FUELCELL ENERGY, INC.
Condensed Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended July 31,
	2003	2002

Revenues:
Research and development contracts	$14,312	$23,407
Product sales and revenues	12,157	4,121
Total revenues	26,469	27,528

Costs and expenses:
Cost of research and development contracts	28,365	29,452
Cost of product sales and revenues	38,232	17,333
Administrative and selling expenses	9,590	8,175
Research and development expenses	6,050	4,634
Total costs and expenses	82,237	59,594

Loss from operations	(55,768)	(32,066)

License fee income, net	203	203
Interest expense	(102)	(121)
Interest and other income, net	3,633	3,890

Loss before provision for income taxes	(52,034)	(28,094)

Provision for income taxes	-	-

Net loss	$(52,034)	$(28,094)

Net Loss per share:
Basic and diluted net loss per share	$(1.32)	$(0.72)

Basic and diluted weighted average shares outstanding	39,328,881	39,104,394

See notes to condensed financial statements

FUELCELL ENERGY, INC.
Condensed Statements of Cash Flows
 (Dollars in thousands)
(Unaudited)

	Nine Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net Loss	$(52,034)	$(28,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,241	2,291
Amortization of treasury note premium/discount	384	387
Loss on disposal of property	3	37
Changes in operating assets and liabilities:
Accounts receivable	3,174	342
Inventories	(1,718)	(10,082)
Other assets	1,117	(6,303)
Accounts payable	(761)	(1,755)
Accrued liabilities	(2,104)	904
Customer advances	1,070	1,720
Deferred license fee income and other	75	75

Net cash used in operating activities	(46,553)	(40,478)

Cash flows from investing activities:
Capital expenditures	(5,029)	(10,302)
Treasury notes matured	106,259	39,000
Treasury notes purchased	(91,580)	(114,906)

Net cash provided by (used in) investing activities	9,650	(86,208)

Cash flows from financing activities:
Long-term debt borrowings	-	787
Repayment of debt	(225)	(163)
Common stock issued for stock plans	303	526

Net cash provided by financing activities	78	1,150

Net decrease in cash and cash equivalents	(36,825)	(125,536)

Cash and cash equivalents - beginning of period	102,495	256,870

Cash and cash equivalents - end of period	$65,670	$131,334

See notes to condensed financial statements

FUELCELL  ENERGY, INC.
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
(Tabular Dollars in thousands)

NOTE 1:  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

FuelCell Energy, Inc. is engaged in the development and manufacture of carbonate fuel cell power plants for distributed power generation. We are currently in the process of developing standard products that incorporate our Direct FuelCell® (DFC®) technology. We expect to incur losses as we expand our product development, increase our production volume, , develop our distribution network and bring our products to market.

Basis of Presentation - Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements as of October 31, 2002 have been derived from our audited financial statements. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2003, the results of operations for the three and nine months ended July 31, 2003 and 2002, and cash flows for the nine months ended July 31, 2003 and 2002.

The results of operations for the three and nine months ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2002 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made in the 2002 balance sheet to conform with the 2003 presentation.

Stock-Based Compensation

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee's stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the intrinsic value method of recognition under APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The pro forma amounts provided may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.  The pro forma amounts assume that the Company had been following the fair-value-based method since the beginning.

FUELCELL  ENERGY, INC.
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
(Tabular Dollars in thousands)

The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss	$ (15,020)	$ (13,190)	$ (52,034)	$ (28,094)
Deduct: Stock based compensation determined under fair-value based method for all awards	(2,372)	(2,052)	(6,802)	(6,159)
Proforma net loss	$ (17,392)	$ (15,243)	$ (58,836)	$ (34,253)
Basic and diluted loss per share:
As reported	$ (0.38)	$ (0.34)	$ (1.32)	$ (0.72)
Pro forma	$ (0.44)	$ (0.39)	$ (1.50)	$ (0.88)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	July 31,
	2003	2002
Risk-free interest rate	3.45%	4.30%
Expected life in years	7.5	7.5
Expected volatility	65.0%	87.6%
Expected dividend yield	--	--

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations".  Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred.  The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement.  We adopted the provisions of Statement No. 143 effective January 1, 2003 and the adoption did not have a significant effect on our financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). We have complied with the disclosure requirements of SFAS 148 in the "Stock Based Compensation" paragraph above.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe that this standard will have a material impact on our financial statements.

FUELCELL  ENERGY, INC.
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
(Tabular Dollars in thousands)

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."   The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for us beginning on August 1, 2003.  We have not entered into any financial instruments within the scope of the Statement to date through July 31, 2003.  However, we are evaluating the effect of this Statement on our financial statements and disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved.  The Interpretation is effective immediately for all variable interest entities created after January 31, 2003.  We are required to apply the provisions of this Interpretation no later August 1, 2003 to all variable interest entities created before February 1, 2003.  We have determined that adoption of this Interpretation did not and based on our current structure will not have a material effect on our financial statements and disclosure.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also requires certain disclosures in the financial statements of the guarantor with respect to its obligations. We adopted this standard during the quarter ended July 31, 2003 and its implementation has had no material impact on our financial statements.

NOTE 2: LOSS PER SHARE

Basic and diluted loss per share is calculated based upon the provisions of SFAS No. 128.

We computed EPS without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three and nine months ended July 31, 2003 and 2002, the weighted average shares of potentially dilutive (in-the-money) stock options were 2,904,148 and 2,439,718 respectively. For the three and nine months ended July 31, 2003 and 2002, there were 2,640,000 and 5,133,333 warrants to purchase our common stock, respectively, all of which were out-of-the money. These warrants vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.  Refer also to Note 8 - Subsequent Events for additional discussion regarding our warrants.

NOTE 3: DEPRECIATION

Depreciation is calculated using the straight-line method. Buildings and improvements are depreciated over periods from 10 to 30 years, machinery and equipment from 3 to 8 years and furniture and fixtures from 6 to 10 years.  Depreciation expense for the three months ended July 31, 2003 and 2002 was $1.5 million and $0.8 million respectively. Depreciation expense for the nine months ended July 31, 2003 and 2002 was $4.2 million and $2.1 million respectively.

NOTE 4: INVESTMENTS: U.S. TREASURY SECURITIES

Investments, which are accounted for as held to maturity, consist of U. S. Treasury Securities.

FUELCELL  ENERGY, INC.
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
(Tabular Dollars in thousands)

Short-term investments:

These treasuries have maturity dates ranging from August 15, 2003 to July 31, 2004 and estimated yields ranging from 2.25% to 5.25%. As of July 31, 2003, and October 31, 2002, the aggregate fair value, gross unrealized holding gains and gross unrealized holding losses were as follows:

	July 31,	October 31,
	2003	2002
Aggregate fair value	$86,712	$103,811
Gross unrealized holding gains	81	310
Gross unrealized holding losses	42	-

Long-term investments:

These notes have maturity dates ranging from October 31, 2004 to January 31, 2005, and estimated yields ranging from 1.625% to 5.875%. As of July 31, 2003, and October 31, 2002, the aggregate fair value, gross unrealized holding gains and gross unrealized holding losses were as follows:

	July 31,	October 31,
	2003	2002
Aggregate fair value	$16,273	$14,670
Gross unrealized holding gains	49	86
Gross unrealized holding losses	13	3

NOTE 5: INVENTORIES, NET

The components of inventory at July 31, 2003 and October 31, 2002 consisted of the following:

	July 31,	October 31,
	2003	2002
Raw materials	$7,655	$10,214
Work-in-process, net	8,044	3,767
Total	$15,699	$13,981

NOTE 6: OTHER CURRENT ASSETS, NET

The components of other current assets at July 31, 2003 and October 31, 2002 consisted of the following:

	July 31,	October 31,
	2003	2002
Advance payments to vendors	$1,057	$2,902
Prepaid expenses and other	2,054	1,432
Total	$3,111	$4,334

FUELCELL  ENERGY, INC.
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS
(Tabular Dollars in thousands)

NOTE 7: ACCRUED LIABILITIES

The components of accrued liabilities at Jul 31, 2003 and October 31, 2002 consisted of the following:

	July 31,	October 31,
	2003	2002
Accrued payroll and employee benefits	$2,497	$3,250
Accrued contract and operating costs	2,229	4,174
Accrued taxes and other	951	391
Total	$5,677	$7,815

NOTE 8: SUBSEQUENT EVENTS

Investment in Versa Power Systems

On August 4, 2003 we made an investment totaling $1.5 million in Versa Power Systems (Versa) of Des Plaines, Illinois which brought our total investment in this company to $2 million representing 15.8% of Versa's shares. Our equity position in Versa is expected to build and leverage intellectual property development for market entry in the later phases of the Department of Energy's Solid State Energy Conversion Alliance (SECA) program announced in April 2003.  Versa is a joint venture of the Gas Technology Institute, Electric Power Research Institute, Materials and Systems Research Inc., the University of Utah and FuelCell Energy, Inc. This investment will be accounted for on the cost basis.

Global Thermoelectric Acquisition

We announced on August 4, 2003 that we entered into a definitive agreement to acquire Global Thermoelectric Inc., a leading developer of solid oxide fuel cell (SOFC) technology, in an all-stock transaction.  Following the close of the transaction, we expect that Global shareholders will own approximately 17% to 20% of the fully diluted shares of FuelCell Energy, Inc. The total stock consideration for this transaction is expected to be approximately $81.4 million and we expect to incur cash transaction fees totaling approximately $1.7 million.  The transaction is subject to the approval by the shareholders of both companies, court approval, regulatory approvals and other customary closing conditions. We filed a preliminary Joint Management Information Circular and Proxy Statement regarding the proposed transaction with the U.S. Securities and Exchange Commission.  We currently expect to close on this transaction during the fourth calendar quarter of this year.

Strategic Alliance with Marubeni, Inc.

On June 15, 2001, we signed a strategic alliance agreement with Marubeni, Inc. On August 1, 2003, both companies have agreed to extend the terms of that agreement by 18 months.  As part of the original agreement, we issued 1,900,000 warrants to Marubeni. Under the extension, 760,000 of these warrants vest once Marubeni has ordered a total of 10 MW of FuelCell's products and expire if Marubeni has not done so by December 15, 2003.  The remaining 1,140,000 warrants vest once Marubeni has ordered a total of 45 MW of FuelCell's products and expire if Marubeni has not done so by March 15, 2005.  The warrants bear an average exercise price of $42.90.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

Overview. This section provides a general description of our business and where investors can find additional information.

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

Recent developments. This section provides a brief overview of any significant events occurring subsequent to the close of the reporting period.

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2003 and 2002, respectively. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent Accounting Pronouncements. This section summarizes recent accounting pronouncements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

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

OVERVIEW

We are a world leader in the development and manufacture of carbonate fuel cell power plants for distributed power generation. Our company has designed and is developing standard fuel cell power plants that offer significant advantages compared to existing power generation technology. These advantages include higher fuel efficiency than existing distributed generation equipment, significantly lower emissions, quieter operation, flexible siting and permitting requirements, scalability and potentially lower operating, maintenance and generation costs.

Our carbonate fuel cell, known as the Direct FuelCell® or DFC®, is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas, by reforming the fuel inside the fuel cell to produce hydrogen. FuelCell believes that this "one-step" process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as proton exchange membrane and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen. This external equipment increases capital cost and reduces electrical efficiency.

We expect that commercial DFC power plant products will achieve an electrical efficiency of between 45% and 57%. Depending on location, application and load size, we expect that a co-generation configuration will reach an overall energy efficiency of between 70% and 80%.

Our DFC products are designed to meet the power requirements of a wide range of customers, such as utilities, industrial facilities, data centers, wastewater treatment plants, office buildings, hospitals, universities and hotels.  We are bringing our stationary DFC power plants to such target applications now, delivering 22 units (DFC power plants and fuel cell stacks) from Nov. 1, 2002 through September 9, 2003, and have generated over 14 million kilowatt hours of electricity at customer sites in Europe, Japan and the U.S. since November 1999.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06813.

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

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners.  As we recognize the associated revenue for orders placed in accordance with these sales agreements, a proportional amount of the fair value of the warrants will be recorded against the revenue as a sales discount. No discounts have been recorded to date.

Inventories

As discussed above, we recognize research and development costs for contracts as incurred.  When we incur costs for material, labor and overhead to build fuel cell stacks which have not yet been dedicated to a particular contract, we include them in work-in-process (WIP) inventory to the extent we estimate them to be recoverable based on anticipated use of the fuel cell stacks and projected cost reimbursement on these contracts.  During the normal course of business, we will dedicate the fuel cell stacks in WIP inventory to a contract, at which point in time the inventory costs are charged to cost of research and development contracts or cost of product sales and revenues, and when appropriate, revenue will be recognized on these costs.

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

RECENT DEVELOPMENTS

Investment in Versa Power Systems

On August 4, 2003 we made an investment totaling $1.5 million in Versa Power Systems (Versa) of Des Plaines, Illinois which brought our total investment in this company to $2 million representing 15.8% of Versa's shares. Our equity position in Versa is expected to build and leverage intellectual property development for market entry in the later phases of the Department of Energy's Solid State Energy Conversion Alliance (SECA) program announced in April 2003.  Versa is a joint venture of the Gas Technology Institute, Electric Power Research Institute, Materials and Systems Research Inc., the University of Utah and FuelCell Energy, Inc. This investment will be accounted for on the cost basis.

Global Thermoelectric Acquisition

We announced on August 4, 2003 that we entered into a definitive agreement to acquire Global Thermoelectric Inc., a leading developer of solid oxide fuel cell (SOFC) technology, in an all-stock transaction.  Following the close of the transaction, we expect that Global shareholders will own approximately 17% to 20% of the fully diluted shares of FuelCell Energy, Inc. The total stock consideration for this transaction is expected to be approximately $81.4 million and we expect to incur cash transaction fees totaling approximately $1.7 million.  The transaction is subject to the approval by the shareholders of both companies, court approval, regulatory approvals and other customary closing conditions.  We filed a preliminary Joint Management Information Circular and Proxy Statement regarding the proposed transaction with the U.S. Securities and Exchange Commission.  We currently expect to close on this transaction during the fourth calendar quarter of this year.

Strategic Alliance with Marubeni, Inc.

On June 15, 2001, we signed a strategic alliance agreement with Marubeni, Inc. On August 1, 2003, both companies have agreed to extend the terms of that agreement by 18 months.  As part of the original agreement, we issued 1,900,000 warrants to Marubeni. Under the extension, 760,000 of these warrants vest once Marubeni has ordered a total of 10 MW of FuelCell's products and expire if Marubeni has not done so by December 15, 2003.  The remaining 1,140,000 warrants vest once Marubeni has ordered a total of 45 MW of FuelCell's products and expire if Marubeni has not done so by March 15, 2005.  The warrants bear an average exercise price of $42.90.

RESULTS OF OPERATIONS

Comparison of Three Months ended July 31, 2003 and July 31, 2002

Revenues

The following tables summarizes our revenue mix for the three months ended July 31, 2003 and 2002 (dollar amounts in thousands), respectively:

	Three Months Ended July 31, 2003		Three Months Ended July 31, 2002		Percentage Increase /
	Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	(Decrease) in Product Revenues
Research and development contracts	$ 4,715	65%	$ 10,291	86%	(54)%
Product sales and revenues	2,561	35%	1,671	14%	53%
Total	$ 7,276	100%	$ 11,962	100%	(39)%

Revenues for the three months ended July 31, 2003 decreased by $4.7 million or 39%, to $7.3 million from the $12.0 million during the same period of the prior year.  This decrease in total revenues was comprised of a 54% decrease in government research and development contracts partially offset by an increase in product sales revenue. This decrease in government contract revenue is due to timing of available funding on contracts in which we are currently participating. The additional product sales revenue was related to the manufacture of DFC300A power plants for our distribution partners.  As a percent of total revenues, product revenues comprised 35% of total revenues compared to 14% in the prior year. The decrease in revenues associated with our research and development contracts reflect reduced funding on certain government contracts.

Costs and Expenses

Cost of product sales and revenues increased to $8.3 million or 12% during the three months ended July 31, 2003 compared to $7.4 million during the same period in the prior year.  This increase was due to additional product sales recorded during the period.

Cost of research and development contracts decreased to $9.6 million or 33% during the three months ended July 31, 2003, compared to $14.3 during the 2002 period primarily due to decreased activities on government contracts.

Administrative and selling expenses increased by 20%, to $3.2 million during the three months ended July 31, 2003 compared to the $2.7 million recorded in the 2002 period.  This increase was primarily comprised of higher business insurance costs and franchise taxes partially offset by decreases in salaries and benefits.

Research and development expenses increased 6%, to $2.0 million during the three months ended July 31, 2003 compared to the $1.9 million recorded in the 2002 period. This increase is primarily due to increased investment in development costs associated primarily with the design and engineering of our megawatt products, the DFC1500 and DFC3000.

The net result of our revenues and costs was a loss from operations during the three months ended July 31, 2003 totaling  $15.9 million.  This operating loss is approximately 10% higher then the $14.4 million loss recorded during the 2002 period. We continue to invest in the standardization of our DFC power plants. Other factors impacting the operating loss included, reduced funding on certain government contracts, development of our distribution network, and increases in operating costs including depreciation on new production equipment, business insurance premiums, information systems and infrastructure.

Other Income (Expense)

Interest and other income, net decreased by 29%, to $0.8 million  during the three months ended July 31, 2003 compared to the $1.2 million recorded in the 2002 period.  This was due to declining interest income as a result of lower interest rates and cash and investment balances compared to the prior year.

Comparison of Nine Months ended July 31, 2003 and July 31, 2002

Revenues

The following tables summarizes our revenue mix for the nine months ended July 31, 2003 and 2002 (dollar amounts in thousands), respectively:

	Nine Months Ended July 31, 2003		Nine Months Ended July 31, 2002		Percentage Increase /
	Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	(Decrease) in Product Revenues
Research and development contracts	$ 14,312	54%	$ 23,407	85%	(39)%
Product sales and revenues	12,157	46%	4,121	15%	195%
Total	$ 26,469	100%	$ 27,528	100%	(4)%

Revenues for the nine months ended July 31, 2003 decreased by $1.0 million or 4%, to $26.5 million from the $27.5 million during the same period of the prior year.  This decrease in total revenues was comprised of a 39% decrease in research and development contracts partially offset by an increase in product sales revenue. The additional product sales revenue was related to the manufacture of DFC300A power plants for our distribution partners and sales of fuel cell components to MTU for their field trial program.  As a percent of total revenues, product revenues comprised 46% of total revenues compared to 15% in the prior year. The decrease in revenues associated with our research and development contracts reflect reduced funding on certain government contracts.

Costs and Expenses

Cost of product sales and revenues increased to $38.2 million or 121% during the nine months ended July 31, 2003 compared to $17.3 million recorded during the same period in the prior year.  This increase was due to additional product sales recorded during the period. Our ratio of costs associated with product sales is approximately 3.1 to 1 as we continue to install and demonstrate our products to gain market acceptance.

Cost of research and development contracts decreased to $28.4 million or 4% during the nine months ended July 31, 2003, compared to $29.5 recorded during the 2002 period primarily due to activities on government contracts.

Administrative and selling expenses increased by 17%, to $9.6 million during the nine months ended July 31, 2003 compared to the $8.2 million recorded in the 2002 period.  This increase was primarily comprised of higher business insurance premiums, franchise taxes and selling expenses.

Research and development expenses increased 31%, to $6.1 million during the nine months ended July 31, 2003 compared to the $4.6 million recorded in the 2002 period. This increase is primarily due to increased investment in development costs associated primarily with the design and engineering of our products, the DFC300A, DFC1500 and DFC3000.

The net result of our revenues and costs was a loss from operations during the nine months ended July 31, 2003 totaling  $55.8 million compared to the $32.1 million loss recorded during the 2002 period. We continue to invest in the standardization of our DFC power plants and bringing our products to market. Other factors impacting the operating loss included, reduced funding on certain government contracts, development of our distribution network, and increases in operating costs including depreciation on new production equipment, business insurance premiums, information systems and infrastructure.

Other Income (Expense)

Interest and other income net decreased by 7%, to $3.6 million during the nine months ended July 31, 2003 compared to the $3.9 million recorded in the 2002 period.  This was due to declining interest income as a result of lower interest rates and cash and investment balances compared to the prior year. Included in other income in fiscal 2003 was also a state research and development incentive for $1.4 million in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, we had total cash, cash equivalents and investments in treasury securities of approximately $169 million.  We continue to invest in new product development and brining our products to market, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity, cash generated from operations and borrowings. Cash from operations includes revenue from government contracts and cooperative agreements, field trial projects, sale of fuel cell components primarily to MTU, license fees and interest income.

Our cash requirements depend on numerous factors, including the implementation of our field follow program for our DFC300A products, which will be used to monitor fleet performance to build operational history of our DFC300A power plants.  We expect this will enable us to further enhance our product design to allow for cost reduction, performance improvement, increased reliability and serviceability.  Other factors include the initiation of our megawatt class field trial program, and development of our DFC/Turbine and diesel DFC products.  We expect to devote substantial capital resources to achieve our overall product goals of cost reduction, performance improvement, reliability and serviceability.  We believe that we can achieve these goals through our near term product strategy of developing standard products, increasing volume production, further development of our distribution network and operating units in the field. We expect such activities will be funded from existing cash, cash equivalents, investments and cash from operations.

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

Cash Inflows and Outflows

During the nine months ended July 31, 2003, cash and cash equivalents and investments decreased by $52.0 million compared with a decrease of $50.0 million during the nine months ended July 31, 2002.  We used a total of  $36.8 million of cash and cash equivalents during the nine months ended July 31, 2003 as well as $15.1 million of matured short and long-term investments.

The key components our cash use are as follows:

Operating Activities: During the nine months ended July 31, 2003, we used $46.6 million in cash, which consists of a net loss for the period of approximately $52.0 million, offset by non-cash adjustments (primarily depreciation) of $4.6 million and an increase in working capital  of approximately $0.8 million.  This compares to an operating cash usage of $40.5 million during the nine months ended July 31, 2002.  The increase in operating cash usage is due to higher net losses partially offset by higher depreciation and less working capital use compared to the prior period.

Investing Activities:  Capital expenditures for the nine months ended July 31, 2003 were approximately $5.3 million lower than the comparable nine months of the prior year as we completed the majority of the Torrington facility production equipment purchases in 2002.

Financing Activities:  During the nine months ended July 31, 2003, we generated $0.1 million in financing activities, from the exercise of stock options and purchases of shares in our employee stock purchase plan offset by repayments of debt.  This compares with $1.1 million generated in 2002 which included borrowings of approximately $0.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations".  Statement No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred.  The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement.  We adopted the provisions of Statement No. 143 effective January 1, 2003 and the adoption did not have a significant effect on our financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). We have complied with the disclosure requirements of SFAS 148 in the "Stock Based Compensation" paragraph above.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe that this standard will have a material impact on our financial statements.

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."   The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for us beginning on August 1, 2003.  We have not entered into any financial instruments within the scope of the Statement to date through July 31, 2003.  However, we are evaluating the effect of this Statement on our financial statements and disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved.  The Interpretation is effective immediately for all variable interest entities created after January 31, 2003.  We are required to apply the provisions of this Interpretation no later August 1, 2003 to all variable interest entities created before February 1, 2003.  We have determined that adoption of this Interpretation did not and based on our current structure will not have a material effect on our financial statements and disclosure.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by it in issuing the guarantee. It also requires certain disclosures in the financial statements of the guarantor with respect to its obligations. We adopted this standard during the quarter ended July 31, 2003 and its implementation has had no material impact on our financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates, relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months.  Cash is invested overnight with high credit quality financial institutions.  Based on our overall interest exposure at July 31, 2003, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1% would affect our results of operations by approximately $0.7 million annually.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Description

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed on Form 8-K dated June 3, 2003 under Item 5 "Other Events," a press release announcing the Company's second quarter results.

We filed on Form 8-K dated August 4, 2003 under Item 5 "Other Events," a Combination Agreement with Global Thermoelectric Inc. (Global) providing for the Company to acquire Global in an all-stock transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

September 12, 3003	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002