Form 10-K/A
period 2002-10-31
FUELCELL ENERGY INC
filed 2003-09-26
CIK 886128

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

Registrant's telephone number, including area code: (203) 825-6000

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

EXPLANATORY NOTE:

FuelCell Energy, Inc. ("FuelCell" or the "Company") is filing this Annual Report on Form 10-K/A for the fiscal year ended October 31, 2002 in order to revise pro forma information appearing in Note 13 -- "Stock Option Plan," to the Consolidated Financial Statements. The Company's Consolidated Statements of Loss and Cash Flows, and Consolidated Balance Sheets for all periods presented were reported accurately. The revised pro forma information in Note 13 does not affect any previously reported historical operating results of the Company.

No other changes were made to FuelCell's footnotes. No changes were made to FuelCell's Consolidated Statements of Loss and Cash Flows, and Consolidated Balance Sheets.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 15 of Form 10-K as revised is presented in this filing. Other than changes to the pro forma information in Note 13, and other than the inclusion of the Section 302 and 906 certifications required by rules of the Commission, no other revisions have been made to this Annual Report on Form 10-K/A from the Form 10-K originally filed with the Commission for the fiscal year ended October 31, 2002. This amendment does not reflect events occurring after the filing of the original annual report on Form 10-K.

Footnote from Item 15 which is being revised:

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

The per share weighted-average fair value of stock options granted in 2002, 2001 and 2000 was $10.24, $17.75 and $5.91, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Year	Dividend rate	Risk free Interest rate range	Expected life	Volatility Factor
2002	0%	3.22 - 5.28%	7.5 years	87.6%
2001	0%	3.85 - 5.76%	7.5 years	75.5%
2000	0%	5.79 - 6.80%	7.7 years	68.8%

The following table summarizes the Plan's activity for the years ended October 31, 2002, 2001 and 2000:

	Number of shares	Weighted average option price

Outstanding at October 31, 1999	3,006,012	$1.57
Granted	1,076,006	$16.82
Exercised	(375,084)	$1.05
Cancelled	(12,000)	$6.60

Outstanding at October 31, 2000	3,694,934	$6.04
Granted	869,250	$23.83
Exercised	(354,382)	$3.14
Cancelled	(53,000)	$37.23

Outstanding at October 31, 2001	4,156,802	$9.62
Granted	1,283,250	$12.70
Exercised	(213,716)	$1.55
Cancelled	(92,750)	$17.94

Outstanding at October 31, 2002	5,133,586	$10.57

The following table summarizes information about stock options outstanding and exercisable at October 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise price	Numbers outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$ 1.00 - 10.00	2,563,718	5.6	$ 2.62	2,094,718	$ 1.92
10.01 - 20.00	1,846,618	8.6	15.10	454,930	16.68
20.01 - 30.00	659,250	8.3	26.09	174,000	25.98
30.01 - 40.00	60,000	7.9	38.00	30,000	38.00
40.01 - 46.00	4,000	8.0	45.97	2,000	45.97

$ 1.00 - 46.00	5,133,586	7.1	$ 10.57	2,755,648	$ 6.30

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

No compensation cost has been recognized for stock options and employee stock purchase rights in the consolidated statements of loss. Had we determined compensation cost based on the fair value at the grant date for the stock options and employee stock purchase rights in the ESPP, our net loss and loss per share would have been the pro forma amounts indicated below:

		2002	2001	2000

Net loss:	As reported	$(48,840)	$(15,438)	$(4,459)
	Pro forma	$(57,252)	$(20,836)	$(6,545)

Loss per share:	As reported - Basic & Diluted	$(1.25)	$(0.45)	$(0.16)

	Pro forma - Basic & Diluted	$(1.46)	$(0.61)	$(0.23)

The Company previously reported pro forma net loss of $(51.5) million, $(18.1) million and $(5.6) million in each of the fiscal years ended October 31, 2002, 2001 and 2000, respectively. Also, the Company previously reported pro forma basic and diluted net loss per share of $(1.32) , $(0.61)  and $(0.23)  in each of the fiscal years ended October 31, 2002, 2001 and 2000, respectively. The Company was using an unaffiliated outside service to determine the pro forma stock option expense for each of the years ended October 31, 2002, 2001 and 2000, using the Black-Scholes model. Based, in part, upon written material provided by this outside service, the Company believed that this outside service provided a consolidated dollar amount of the pro forma stock option expense for each period, including the unamortized portions of the pro forma stock option expense from applicable prior periods, which should have been included in the fiscal 2002, 2001 and 2000 pro forma expense. Instead, the pro forma expense amounts provided by the outside service only related to the portion of the expense for each of these fiscal years, without inclusion of any unamortized portions from the applicable prior periods. This resulted in the pro forma information originally presented in Note 13 to Consolidated Financial Statements to be incorrect. The Company has corrected the pro forma net loss to reflect all unamortized portions of stock option expense which results in an increased pro forma net loss and pro forma basic and diluted loss per share then was previously reported.  This disclosure has been amended to reflect the revised calculation.

This  footnote pro forma revision has no impact on reported revenue, net loss, cash flow or financial position for the fiscal years ended October 31, 2000, 2001 and 2002.

Complete text  from Item 15:

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

1)     Independent Auditors' Report of KPMG LLP (See page F-2, hereof.)

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

(A) (3) EXHIBITS TO THE 10-K Method of Exhibit No. Description Filing

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

21	Subsidiaries of the Company (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1, (File No. 33-47233) dated April 14, 1992)
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

KPMG LLP

Hartford, CT
December 9, 2002

FUELCELL ENERGY, INC. Consolidated Balance Sheets October 31, 2002 and 2001 (Dollars in thousands, except per share amounts)
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$102,495	$256,870
Investments: U.S. Treasury securities	103,501	17,890
Accounts receivable, net	10,438	7,110
Inventories	13,981	6,334
Deferred income taxes	-	25
Other current assets	4,324	996
Total current assets	234,739	289,225

Property, plant and equipment, net	38,710	27,188
Investments: U.S. Treasury securities	14,587	15,773
Deferred income taxes	-	266
Other assets, net	1,767	1,568

Total assets	$289,803	$334,020

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$285	$175
Accounts payable	4,712	4,679
Accrued liabilities	7,904	6,763
Deferred license fee income	38	37
Customer advances	3,466	1,398
Total current liabilities	16,405	13,052

Long-term debt	1,696	1,252
Total liabilities	18,101	14,304

Commitments and contingencies	-	-

Shareholders' equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at October 31, 2002 and October 31, 2001 respectively: 39,228,828 and 38,998,788 shares issued and outstanding at October 31, 2002 and October 31, 2001, respectively	4	4

Additional paid-in capital	339,762	338,936
Accumulated deficit	(68,064)	(19,224)
Total shareholders' equity	271,702	319,716

Total liabilities and shareholders' equity	$289,803	$334,020

FUELCELL ENERGY, INC. Consolidated Statements of Loss October 31, 2002, 2001 and 2000 (Dollars in thousands, except per share amounts)

	2002	2001	2000
Revenues:
Research and development contracts	$33,575	$20,882	$17,986
Product sales and revenue	7,656	5,297	2,729
Total revenues	41,231	26,179	20,715

Costs and expenses:
Cost of research and development contracts	45,664	19,033	12,508
Cost of product sales and revenues	32,129	16,214	4,968
Administrative and selling expenses	10,451	9,100	8,055
Research and development costs	6,806	3,108	1,917
Total costs and expenses	95,050	47,455	27,448

Loss from operations	(53,819)	(21,276)	(6,733)

License fee income, net	270	270	266
Interest expense	(160)	(116)	(141)
Interest and other income, net	4,876	5,684	2,138

Loss before provision for
Income taxes	(48,833)	(15,438)	(4,470)

Provision for income taxes	7	-	-

Minority interest	-	-	11

Net loss	$(48,840)	$(15,438)	$(4,459)

Loss per share:

Basic and diluted loss per share	$(1.25)	$(0.45)	$(0.16)

Basic and diluted shares outstanding	39,135,256	34,359,320	28,297,594

FUELCELL ENERGY, INC. Statements of Changes in Shareholders' Equity October 31, 2002, 2001, and 2000 (Dollars in thousands, except per share amounts)
	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders' Equity
Balance at October 31, 1999	25,303,488	$2	$14,140	$673	$14,815
Compensation for stock options granted			134		134
Issuance of common stock under benefit plans	17,896		59		59
Issuance of common stock for follow-on offering in April 2000	5,200,000	1	61,099		61,100
Issuance of common stock	585,796		15,000		15,000
Common stock retired for cashless exercise of options	(20,844)		(258)		(258)
Stock options exercised	375,084		394		394
Common stock costs			(3,534)		(3,534)
Net loss				(4,459)	(4,459)

Balance at October 31, 2000	31,461,420	$3	$87,034	$(3,786)	$83,251
Compensation for stock options granted			100		100
Issuance of common stock under benefit plans	16,414		213		213
Issuance of common stock for follow-on offering in June 2001	6,900,000	1	241,500		241,501
Issuance of common stock	268,114		10,000		10,000
Stock options exercised	354,382		1,110		1,110
Common stock retired for cashless exercise of options	(1,542)		(60)		(60)
Common stock and equity investment costs			(708)		(708)
Deconsolidation of Xiamen Joint Venture			(253)		(253)
Net loss				(15,438)	(15,438)

Balance at October 31, 2001	38,998,788	$4	$338,936	$(19,224)	$319,716
Issuance of common stock under benefit plans	16,324		219		219
Stock options exercised	213,716		307		307
Common stock and equity investment costs			300		300
Net loss				(48,840)	(48,840)

Balance at October 31, 2002	39,228,828	$4	$339,762	$(68,064)	$271,702

FUELCELL ENERGY, INC. Consolidated Statements of Cash Flows October 31, 2002, 2001 and 2000 (Dollars in thousands, except per share amounts)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(48,840)	$(15,438)	$(4,459)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Compensation for options granted	-	100	134
Depreciation and amortization	3,420	2,034	1,880
Amortization of treasury note premium	363	-	-
Deferred income taxes	291	-	-
(Gain) loss on disposal of property	63	(4)	82
Minority interest	-	-	(11)
(Increase) decrease in operating assets:
Accounts receivable	(3,328)	(3,651)	(1,127)
Inventories	(7,647)	(6,029)	899
Other current assets	(3,159)	(400)	(191)
Increase (decrease) in operating liabilities:
Accounts payable	33	3,053	1,142
Accrued liabilities	1,141	3,216	1,770
Customer advances	2,068	656	192
Deferred license fee income and other	1	48	9

Net cash (used in) provided by operating activities	(55,594)	(16,415)	320

Cash flows from investing activities:
Capital expenditures	(15,373)	(19,094)	(4,155)
Treasury notes matured	82,500	-	-
Treasury notes purchased	(167,288)	(33,663)	-
Payments on other assets	-	-	6

Net cash used in investing activities	(100,161)	(52,757)	(4,149)

Cash flows from financing activities:
Long term debt borrowings	787	1,427	-
Repayment on long-term debt	(233)	(1,625)	(341)
Sales of common stock	-	251,501	76,100
Deconsolidation of Xiamen Joint Venture	-	(570)	-
Common stock and equity investment costs	300	(708)	(3,534)
Common stock issued for Option and Stock Purchase Plans	526	1,263	195

Net cash provided by financing activities	1,380	251,288	72,420

Net (decrease) increase in cash and cash equivalents	(154,375)	182,116	68,591

Cash and cash equivalents-beginning of year	256,870	74,754	6,163
Cash and cash equivalents-end of year	$102,495	$256,870	$74,754

Cash paid during the period for:
Interest	$160	$116	$129
Income taxes	218	135	210

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

(4)    Inventories

           The components of inventory at October 31, 2002 and October 31, 2001 consisted of the following:

	2002	2001

Raw materials	$10,214	$3,519
Work-in-process	3,767	2,815
Total	$13,981	$6,334

(5)       Accounts Receivable

Accounts receivable at October 31, 2002 and 2001 consisted of the following:

	2002	2001

U.S. Government:
Amount billed	$ 6,151	$2,601
Unbilled recoverable costs	2,427	-
Retainage	679	239
	9,257	2,840
Commercial Customers:
Amount billed	39	2,505
Unbilled recoverable costs	1,141	1,764
Retainage	1	1
	1,181	4,270
	$ 10,438	$7,110

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

(6)     Other Current Assets, Net

The components of other current assets at October 31, 2002 and October 31, 2001 consisted of the following:

	2002	2001
Advance payments to vendors	$ 2,902	$ 362
Prepaid expenses and other	1,422	634
Total	$ 4,324	$ 996

(7)       Property, Plant and Equipment

Property, plant and equipment at October 31, 2002 and 2001 consisted of the following:

	2002	2001	Estimated Useful Life
Land	$ 524	$ 524	-
Building and improvements	4,842	4,811	10-30 years
Machinery and equipment	37,785	16,717	3-8 years
Furniture and fixtures	1,750	1,304	6-10 years
Construction in progress	8,110	15,300
	$ 53,011	$ 38,656
Less, accumulated depreciation and amortization	(14,301)	(11,468)
Total	$ 38,710	$ 27,188

(8)       Other Assets

Other assets at October 31, 2002 and 2001 consisted of the following:

	2002	2001

Power Plant License	$ 1,087	$ 1,370
Other	680	198
Total	$ 1,767	$ 1,568

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

We have issued warrants enabling Caterpillar to purchase up to 1,500,000 shares of our common stock, with exercise prices ranging from $17 to $23 per share.  The warrants will be earned on a graduated scale contingent upon the first 45 MW of order commitments to purchase our products.  For accounting purposes, the fair value of these warrants will be netted against the revenues attributable to the purchase of our products by Caterpillar.

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

The per share weighted-average fair value of stock options granted in 2002, 2001 and 2000 was $10.24, $17.75 and $5.91, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Year	Dividend rate	Risk free Interest rate range	Expected life	Volatility Factor
2002	0%	3.22 - 5.28%	7.5 years	87.6%
2001	0%	3.85 - 5.76%	7.5 years	75.5%
2000	0%	5.79 - 6.80%	7.7 years	68.8%

The following table summarizes the Plan's activity for the years ended October 31, 2002, 2001 and 2000:

	Number of shares	Weighted average option price

Outstanding at October 31, 1999	3,006,012	$1.57
Granted	1,076,006	$16.82
Exercised	(375,084)	$1.05
Cancelled	(12,000)	$6.60

Outstanding at October 31, 2000	3,694,934	$6.04
Granted	869,250	$23.83
Exercised	(354,382)	$3.14
Cancelled	(53,000)	$37.23

Outstanding at October 31, 2001	4,156,802	$9.62
Granted	1,283,250	$12.70
Exercised	(213,716)	$1.55
Cancelled	(92,750)	$17.94

Outstanding at October 31, 2002	5,133,586	$10.57

The following table summarizes information about stock options outstanding and exercisable at October 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise price	Numbers outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$ 1.00 - 10.00	2,563,718	5.6	$ 2.62	2,094,718	$ 1.92
10.01 - 20.00	1,846,618	8.6	15.10	454,930	16.68
20.01 - 30.00	659,250	8.3	26.09	174,000	25.98
30.01 - 40.00	60,000	7.9	38.00	30,000	38.00
40.01 - 46.00	4,000	8.0	45.97	2,000	45.97

$ 1.00 - 46.00	5,133,586	7.1	$ 10.57	2,755,648	$ 6.30

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

No compensation cost has been recognized for stock options and employee stock purchase rights in the consolidated statements of loss. Had we determined compensation cost based on the fair value at the grant date for the stock options and employee stock purchase rights in the ESPP, our net loss and loss per share would have been the pro forma amounts indicated below:

		2002	2001	2000

Net loss:	As reported	$(48,840)	$(15,438)	$(4,459)
	Pro forma	$(57,252)	$(20,836)	$(6,545)

Loss per share:	As reported - Basic & Diluted	$(1.25)	$(0.45)	$(0.16)
	Pro forma - Basic & Diluted	$(1.46)	$(0.61)	$(0.23)

The Company previously reported pro forma net loss of $(51.5) million, $(18.1) million and $(5.6) million in each of the fiscal years ended October 31, 2002, 2001 and 2000, respectively. Also, the Company previously reported pro forma basic and diluted net loss per share of $(1.32), $(0.61) and $(0.23) in each of the fiscal years ended October 31, 2002, 2001 and 2000, respectively.The Company was using an unaffiliated outside service to determine the pro forma stock option expense for each of the years ended October 31, 2002, 2001 and 2000, using the Black-Scholes model. Based, in part, upon written material provided by this outside service, the Company believed that this outside service provided a consolidated dollar amount of the pro forma stock option expense for each period, including the unamortized portions of the pro forma stock option expense from applicable prior periods, which should have been included in the fiscal 2002, 2001 and 2000 pro forma expense. Instead, the pro forma expense amounts provided by the outside service only related to the portion of the expense for each of these fiscal years, without inclusion of any unamortized portions from the applicable prior periods. This resulted in the pro forma information originally presented in Note 13 to Consolidated Financial Statements to be incorrect. The Company has corrected the pro forma net loss to reflect all unamortized portions of stock option expense which results in an increased pro forma net loss and pro forma basic and diluted loss per share then was previously reported.  This disclosure has been amended to reflect the revised calculation.

This  footnote pro forma revision has no impact on reported revenue, net loss, cash flow or financial position for the fiscal years ended October 31, 2000, 2001 and 2002.

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

(17)    Selected Quarterly Financial Data (unaudited)

		Net income	Earnings per share
	Revenues	(loss)	Basic and diluted
Year Ended 10/31/2002
First quarter	$ 7,001	$ (6,027)	$ (0.15)
Second quarter	8,565	(8,877)	(0.23)
Third quarter	11,962	(13,190)	(0.34)
Fourth quarter	13,703	(20,746)	(0.53)

		Net income	Earnings per share
	Revenues	(loss)	Basic and diluted
Year Ended 10/31/2001
First quarter	$ 5,333	$ (2,792)	$ (0.09)
Second quarter	6,493	(5,073)	(0.16)
Third quarter	7,622	(2,765)	(0.08)
Fourth quarter	6,731	(4,808)	(0.12)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Joseph G. Mahler
Joseph G. Mahler Chief Financial Officer, Senior Vice President, Corporate Secretary, Treasurer (Principal Accounting and Financial Officer) September 26, 2003