Form 10-K
period 2003-10-31
FUELCELL ENERGY INC
filed 2004-01-29
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

              (Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2003

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2003 was approximately $227,952,000 which is based on the closing price of $6.16 on April 30, 2003.

 On January 28, 2004 there were 47,713,053 shares of common stock of the registrant issued and outstanding, including 2,331,167 shares of common stock issuable upon exchange of exchangeable shares, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 2004 Annual Meeting of Shareholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 2003 is incorporated by reference in Part III of this Annual Report on Form 10-K.

FUELCELL ENERGY, INC.

Forward-looking Statement Disclaimer

When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements.  Such statements include statements relating to the development and commercialization schedule for our fuel cell technology and products, future funding under government research and development contracts, the expected cost competitiveness of our technology, integration of our acquisition of Global Thermoelectric, Inc., and the timing and availability of products under development.  These and other forward looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in the utility regulatory environment, potential volatility of energy prices, government appropriations, the ability of the government to terminate its development contracts at any time, rapid technological change, and competition, as well as other risks contained under Item 1 "Business-Risk Factors" of this Report. We cannot assure you that we will be able to meet any of our development or commercialization schedules, that the government will appropriate the funds anticipated by us under our government contracts, that the government will not exercise its right to terminate any or all of our government contracts, that any of our products or technology, once developed, will be commercially successful, or that we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.  The forward-looking statements contained herein speak only as of the date of this Report.  Except for ongoing obligations to disclose material information under the federal securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

We define distributed generation as small (typically 50 MW or less) electric generation plants (combustion-based such as engines and turbines as well as noncombustion-based such as fuel cells) located at or near the end use customer.  This is contrasted with central generation which we define as large power plants (typically hundreds to 1,000 megawatts or larger) that deliver electricity to end users through a comprehensive transmission and distribution system (consisting of many substations and thousands of miles of wires).

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

All dollar amounts are in U.S. dollars unless otherwise noted.

PART I

Item 1.            Business

OVERVIEW

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969 and carbonate fuel cells since the mid-1970s. We are currently commercializing our core carbonate fuel cell products (Direct Fuel Cell ® (DFC ®) Power Plants),  continuing to develop our next generation DFC products and beginning the development process of solid oxide fuel cell (SOFC) technology.

Direct FuelCell  (DFC) Power Plants

Increasing demand for reliable power worldwide supplemented by air pollution concerns caused by older, combustion power generation, and weak electrical grid delivery systems present significant market opportunities for our core distributed generation products. Our proprietary carbonate DFC power plants electrochemically produce electricity directly from readily available hydrocarbon fuels, such as natural gas and wastewater treatment gas.  We believe our products offer significant advantages compared to other power generation technologies, including:

  High fuel efficiency.
  Ultra-clean emissions.
  High reliability.
  Quiet operation.
  Flexible siting and permitting requirements.
  Scalability.
  Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies.

Our current products, the DFC300A, DFC1500 and DFC3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 50 MW.  Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants, data centers, manufacturing and industrial facilities, office buildings, hospitals, universities, and hotels, as well as in grid support applications for utility customers.  We are currently operating 23 DFC power plants at customer sites throughout the U.S., Europe and Japan where they have generated more than 26 million kWh of electricity through January 15, 2004.

We see significant market potential for our DFC products.  A 2003 study by Allied Business Intelligence (ABI) projected that global stationary fuel cell cumulative shipments will rise from 55 MW cumulative through 2003 to nearly 18,000 MW cumulative through 2013, according to its moderate forecast.  Another study, prepared by the DOE/Energy Information Administration (EIA) in 2000, estimated the potential market for combined heat and power (CHP) installations in the United States to be greater than 77,000 MW.  This includes 6,500 MW for hotels/motels, 8,000 MW for hospitals, 19,000 MW for schools/colleges/universities, and over 18,600 MW for office buildings.  Of this 77,000 MW CHP total in the U.S., 50 percent was identified in nine states - California, Florida, Illinois, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

Over the past 30 years, we have invested more than $400 million in the development of our fuel cell technology.  This includes over $200 million funded by various U.S. government agencies, most notably the U.S. Department of Energy (DOE), which has supported our efforts since 1975.  Our primary focus is carbonate fuel cell technology, which we have advanced from the laboratory into standard DFC products. We believe we have established a leading position for commercializing our DFC products in the distributed generation marketplace due to a number of factors, including:

  We have developed and are selling standardized high-temperature fuel cell power plants for stationary base load power, which provide high fuel efficiency and high-value waste heat for cogeneration applications.
  We have strong global distribution partners, including original equipment manufactures (OEMs) and energy service companies (ESCOs) with expertise in selling and marketing energy products and services to commercial and industrial customers worldwide.
  We have obtained commercial product certifications for safety, interconnection, installation and performance.
  We are operating a fleet of DFC power plants at customer sites throughout the world.
  We have established production facilities, with equipment in place to produce 50 MW of DFC products annually.
  We have created sales and service capabilities to support our DFC products.
  We have a strong balance sheet, with over $200 million in cash, cash equivalents and investments to support our growth.

In introducing our products to the marketplace, we face obstacles that can lengthen the sales cycle.  At the macro-economic level, this includes varying energy demand, capital appropriation cycles and changing economic environments.  At the company-level, the process of commercializing our DFC power plants combined with current annual order volume well below our annual production capabilities results in unsubsidized pricing for our products that is substantially higher than competing products that are more mature.  Available subsidies make us more competitive with other sources of delivered electrical energy; however, the approval process for government incentive programs can be protracted.  At the industry-specific level, there are various global regulatory market obstacles such as an uncertain regulatory environment for distributed generation, monopoly-based electricity markets, interconnect issues, disparate recognition of the location value and environmental benefits of distributed generation, standby power costs and stranded asset exit fees.  We believe that the marketplace is responding favorably to these issues. Significant incentive programs are available in Japan, Europe and the U.S.  Interconnect standards, standby charges and exit fees are being adjusted to accommodate newer technologies that generate electricity with greater fuel efficiency and reduced emissions.  We expect that this trend will continue and help to accelerate the commercialization of our DFC power plants.

Strategically, we are focused on developing sustainable markets; reducing product cost and increasing operating experience for our core DFC products. Sustainable markets are target customer applications with the greatest opportunity for multiple and repeat orders.  By reducing component costs and improving fuel cell stack output, we believe we can lower the overall cost of electricity generated by our products enabling the price of our DFC power plants to be competitive with existing technologies.  As more units are delivered, operating hours will increase which should further open up markets. We believe this focus will result in additional order volume and allow us to penetrate broader commercial and industrial markets for power generation with our DFC products.  We believe that as a result of these efforts, we can achieve operating break-even at annual production volumes of approximately 100 MW.

SOFC

In April 2003, we were selected by the Department of Energy (DOE) to lead a project team for its $139 million Solid State Energy Conversion Alliance (SECA) program.  The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells for residential, commercial and light industrial applications ranging in product size from 3 to 10 kilowatts each for applications up to 100 kWh. To strengthen our commercialization capabilities for this contract, we made two strategic investments in SOFC technology; our investment of $2.0 million in Versa Power Systems and our November 2003 acquisition of Global Thermoelectric Inc (Global).  Versa Power Systems was formed to produce a range of products for the distributed generation market incorporating its patented reduced temperature SOFC system. Global has been developing SOFC power plants since 1997. If successfully commercialized, these products would be complementary to our larger scale DFC product line.

DIRECT FUEL CELL® (DFC®) TECHNOLOGY

Fuel cell systems represent an environmentally friendly alternative power generation source when compared to traditional combustion technologies, such as gas turbines or internal combustion engines. Fuel cell systems can potentially yield a lower cost of electricity, primarily because of lower fuel and maintenance costs and siteability due to its favorable emissions profile. A fuel cell converts a hydrocarbon fuel, such as natural gas, into electricity without combustion of the fuel. The only by-products of the fuel cell are heat, water, reduced emissions of carbon dioxide and virtually no sulfur oxide (SOX) or nitrogen oxide (NOX) emissions.

A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the balance of plant (BOP), which includes various fuel handling and processing equipment, such as pipes, blowers, and electrical interface equipment such as inverters to convert the direct current (DC) output of the fuel cell to alternating current (AC).

Conventional non-nuclear power plants generate electricity by combustion of hydrocarbon fuels, such as coal, oil or natural gas.  Turbines, for example, burn these fuels to generate heat.  The heat boils water, converting it to steam, which rotates a turbine, which produces electricity.  In the case of reciprocating engines, combustion of the fuel takes place within the engine to generate electricity.  Some large power plants use a combined cycle approach where the gas is fired in the turbines and the exhaust heat produces steam, which generates additional power in steam turbines. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of SOX and NOX, carbon monoxide, soot and other air pollutants.

Fuel cells are well suited to distributed generation.  Because of the non-combustion, non-mechanical power generation process, fuel cells are more efficient than comparable conventional power plants. Emissions of sulfur and nitrogen oxides from fuel cells are nearly zero, and other pollutants are minimal or non-existent. With the only moving parts being the air blower, in contrast to rotating turbines or combustion engines, fuel cells are quiet and can be located near customers to provide both electrical and thermal energy. In addition, fuel cells can achieve high efficiency at small sizes, allowing fuel cells to satisfy the needs of the distributed generation market, such as providing electrical power to a hospital or a commercial building.

The following table shows our estimates of the electrical efficiency, operating temperature, expected capacity range and certain other operating characteristics of the principal types of fuel cells being developed for commercial applications:

Fuel Cell Type	Electrolyte	Electrical Efficiency %	Operating Temperature [o]F	Expected Capacity Range	By-Product Heat Use
PEM	Polymer Membrane	30-35	180	5kW to 250 kW	Warm Water
Phosphoric Acid	Phosphoric Acid	35-40	400	50kW to 200 kW	Hot Water
Carbonate (Direct FuelCell®)	Potassium/Lithium Carbonate	45-57	1200	250 kW to 3 MW	High Pressure Steam
SolidOxide (Tubular)	Stabilized Zirconium dioxide Ceramic	45-50	1800	100 kW to 3 MW	High Pressure Steam
Solid Oxide (Planar)	Stabilized Zirconium dioxide Ceramic	40-60	1200-1600	3 kW to 10 kW	High Pressure Steam

Our carbonate fuel cell, known as the Direct FuelCell, operates at approximately 1200°F. This temperature avoids the use of precious metal electrodes required by lower temperature fuel cells, such as proton exchange membrane (PEM) and phosphoric acid, and the more expensive metals and ceramic materials required by higher temperature fuel cells, such as solid oxide. As a result, we are able to use less expensive electro catalysts and readily available metals in our designs.  In addition, our fuel cell produces high quality by-product heat energy (700°F) that can be harnessed for CHP applications using hot water, steam or chiller water to heat or cool buildings.

Our Direct FuelCell has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane.  Our commercial DFC power plant products currently achieve an electrical efficiency of between 45 percent and 47 percent and are expected to achieve an electrical efficiency of up to 57 percent.  Depending on location, application and load size, we expect that a co-generation configuration will reach an overall energy efficiency of between 70 percent and 80 percent.  The following diagram shows the difference between a typical low temperature, external reforming fuel cell and our Direct FuelCell in the conversion of fuel into electricity.

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

Our initial market entry commercial products are rated at 250 kW (DFC300A), 1 MW (DFC1500) and 2 MW (DFC3000) in capacity.  Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 50 MW. We are also developing additional DFC products based on our core carbonate technology including: a combined-cycle Direct FuelCell/Turbine® (DFC/T®) that produces additional electricity from by-product heat energy using an unfired gas turbine, and a Ship Service Fuel Cell (SSFC) DFC power plant that operates on marine-diesel fuel.

SOLID OXIDE FUEL CELL TECHNOLOGY

Over the past 30 years, we have been successful in participating in a number of research and development programs funded by government agencies and others. We are now expanding our expertise in high temperature fuel cells by research and development of planar SOFC technology.  In April 2003, we were selected by the DOE as a team leader for a 10-year, $139 million Solid State Energy Conversion Alliance (SECA) Program.  The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells as quickly as possible, a key element of the DOE's commitment to developing clean, efficient, reliable and affordable power generation.

Our team is developing a planar solid oxide technology with a very thin ceramic electrolyte and cathode, supported on a thick anode, and metallic bipolar plates to reduce operating temperature and material cost.  Cost effective manufacturing processes will also be employed.  Our experience in the development of our carbonate DFC power plants will also be beneficial for the development of our planar SOFC technology.  If we are successful, this provides the potential to develop commercial products up to 100 kW (scalable to this size using 3 to 10 kW modules) that we believe will be a complementary offering to our DFC products for such target applications as remote sites, telecommunications facilities, commercial and residential buildings, and back-up, mobile standby and auxiliary power units.  Research and development work on SOFC technology may also provide a corresponding benefit to the performance enhancement and cost reduction efforts for our core and next generation DFC products.

COST REDUCTION

Reducing product cost is essential for us to penetrate the market for our high temperature fuel cell products.  This will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies and is critical to achieving profitability.

In 2003, we implemented a 'cost-out' program that focuses on three key areas:

  Increased performance output;
  Increased stack life; and
  Design simplification and materials replacement and/or elimination to reduce product cost.

In addition, we believe increased production volumes will spread fixed costs over more units of production, resulting in a lower per unit cost. Our manufacturing, testing and conditioning facilities have equipment in place to accommodate 50 MW of annual production.

We have engineering, technology and operations teams focused on product cost reductions based on our experience to date. The primary focus of this activity is to reduce the initial capital cost of the products and also includes activities designed to reduce installation, operation and maintenance costs. Other teams are focused on technology improvements to extend product life and increase performance characteristics.

To date, over 1400 cost-out ideas have been identified and over 50 percent of these have been evaluated for feasibility and cost reduction potential.  We are first targeting the items with the highest potential cost savings and shortest time frame to implement with no adverse effect on technological performance.  By qualifying multiple vendors for raw materials, component parts and balance of plant packaging, we identified cost savings of between 25 and 35 percent for both our fuel cell module and balance of plant equipment.  Due to our accelerated efforts in cost reductions, we achieved an 18 percent decline in costs of cell package material during our last quarter alone.  Currently, 20 percent of our employees are dedicated to this 'cost-out' program and we have established very aggressive cost targets for 2004 and 2005. These continuing efforts are expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time. We expect to leverage the capabilities and resources of our distribution partners and key suppliers to enhance our cost reduction efforts.  We are building global sourcing capabilities for the most cost effective component and material supply.

At the same time, we continue to advance the performance of our core stack technology to increase power output and extend stack life.  We expect this will reduce the cost of electricity by reducing capital cost per kW over the life of the power plants.  Subscale testing of our carbonate fuel cells has successfully demonstrated an approximate 10 percent increase in power output, approximately double the gas sealing effectiveness, stack operation capabilities on preprocessed propane, and quicker full power recovery capability following plant trips from grid related outages.   Efforts are underway to validate these advances in larger stacks before we incorporate these improvements into our DFC products.

Our multi-disciplined cost reduction program is expected to significantly reduce our product costs over time.  Previously, we have stated that we could reach operating break-even at 150 MW to 200 MW of annual production volume.  As a result of successes to date and initiatives underway in our cost reduction program, we believe that we can achieve operating break-even at annual production volumes of approximately 100 MW.

MARKETS

The demand for reliable power, increasing concerns about the emission of harmful greenhouse gases and particulate matter, and the inability of central power generation systems to cogenerate heat and electricity have created demand for new technologies that can provide clean, economic on-site generation. Consequently, there is growing projected demand for distributed generation throughout the world.  ABI studies focused on distributed generation and stationary fuel cell power plants report that worldwide-distributed generation capacity for power plants sized 30 MW or less is expected to grow from 20,000 megawatts cumulative through 2002 to near 300,000 megawatts cumulative (moderate forecast) by 2011.

Stationary fuel cell power plant shipments are expected to grow from 55 MW cumulative through 2003 to 18,000 MW cumulative (moderate forecast) in 2013.

We believe distributed generation using our Direct FuelCell power plants are an alternative power generation solution because they:

  Increase reliability by locating power closer to the end user.  On-site power generation bypasses the congested transmission and distribution system, increasing electrical reliability to the end user.

  Provide better economics.  The economic justification for distributed generation is a result of a number of factors, such as avoidance of transmission and distribution system investment, reduction of line losses, and utilization of the heat by-product from on-site power generation.

  Fill the gap in the transmission and distribution system.  Each kilowatt of on-site power generation removes the same amount from the transmission and distribution system, thereby easing congestion that can reduce the extent of power outages when they occur and hasten the recovery after the electrical infrastructure problem has been resolved.

  Provide greater capacity utilization in less time.  Distributed generation can be added in increments that more closely match expected demand in a shorter time frame (weeks to months) compared with traditional central power generating plants and transmission and distribution systems (often 12 to 36 months or longer) which require more extensive siting and rights of way approvals.

  Enhance security.  By locating smaller, incremental power plants in dispersed locations closer to energy consumers, distributed generation can reduce our dependence on a vulnerable centralized electrical infrastructure.

Our DFC power plants provide the following additional benefits:

  Offer higher operational efficiency.  Our DFC power plants have the potential to reach efficiencies of 45 to 57 percent in single-cycle applications and 70 to 80 percent for combined heat and power applications. This is greater than the fuel efficiency of competing fuel cell and combustion-based technologies of similar size and results in a lower cost per kWh over the life of the power plant.

  Lower emissions.  Our DFC power plants have significantly lower emissions of greenhouse gases and particulate matter than conventional combustion-based power plants. They emit virtually no NOX or SOX and are designated "ultra clean" by the California Air Resources Board (CARB).  Comparative emissions of fuel cell power plants versus traditional combustion-based power plants as compiled by the DOE/National Energy Technology Laboratory are as follows:

	Emissions (Lbs. Per MWh)
	NOx	SO2
Average U.S. Fossil Fuel Plant	4.200	9.210
Microturbine	0.290	0.000
Combined Gas Cycle Turbine	0.230	0.005
Fuel Cell, Single Cycle (DFC)	0.016	0.000
Fuel Cell, Combined Cycle (DFC/T)	0.013	0.000

  Utilize multiple fuels.  Our DFC power plants can utilize many fuel sources, such as natural gas, propane, coal, which can be converted to synthesis gas and industrial and municipal wastewater treatment gas, thereby enhancing energy independence from imported oil.

Many governments at various levels, both in the U.S. and abroad, are proactively pursuing incentive programs to stimulate the development of distributed generation in general and fuel cells in particular. We believe we can capitalize on the substantial global incentives available for distributed generation, alternative energy and renewable technologies, which include subsidies ranging up to 55 percent of project costs depending on the application and the site.  We and our partners have been able to take advantage of specific incentives in the U.S., Germany and Japan.

In the near-term, we believe these government-sponsored incentive programs will facilitate DFC product sales.  In the longer term, we believe that our product cost reduction program and higher production volumes will lessen or eliminate the need for incentives.

We continue to target our initial commercialization efforts for the following stationary power applications:

  Customers in regions with high electricity prices.

  Customers with 24/7 base load power requirements.

  Customers with electric grid distribution or transmission shortages or congestion.

  Commercial and industrial customers who can use the high-quality heat by-product for cogeneration applications.

  Customers with opportunity fuels such as anaerobic digester gas from municipal and industrial wastewater treatment facilities.

  Customers in regions with strict air pollution requirements.

These customer characteristics are prevalent in selected regions in the United States, such as California and the northeastern states, and internationally in Europe and Japan.  These are areas where there are government incentives and other approved legislation supporting distributed generation in general and fuel cells in particular.  We are focusing on market segments that offer sufficient funding availability to make our current product pricing competitive with the local cost of electricity and cogeneration.  We see these markets as a bridge to support order activity while we are operating at higher cost and lower volume.  As the results of our product cost out efforts enable us to lower our prices, we expect we will move from these bridge markets to broad commercial acceptance.

Because our DFC products can operate on wastewater treatment gas, a biomass renewable fuel, we can provide one of the few sources of firm distributed power within the renewable portfolio standards (RPS) many states and countries are beginning to implement.  In some jurisdictions, our DFC power plants, due to their favorable ultra-low emissions and 'ultra-clean' status, qualify for RPS programs when operating on natural gas.  This makes our fuel cell products complementary with wind and solar projects that are eligible for funding under these programs.

Worldwide Markets

We are pursuing a strategy of global geographic penetration through our strong strategic partners, which has enabled us to introduce our products in early adopter markets throughout the world.  In selected regions, local market conditions, incentives and regulations have evolved which have enabled customers to purchase our products.

Electricity prices range from 9 to 20 cents/kWh in our key target markets that include Japan, parts of Europe, the North East and West Coast of the U.S. and other selected geographic areas. Including the price of fuel, we believe that we can compete in these markets.  Once our cost-out initiatives are fully implemented and we reach volume production levels, we believe that we will be able to produce DFC power plants that will generate electricity at market competitive prices.

Japan

Japan's electricity prices are among the highest in the world.  In addition, the government has strict emissions goals, which have resulted in the need to reduce emissions from the power-generating sector.  CHP technologies are an important means to reduce carbon dioxide emissions, however, installation of traditional generating technologies in urban areas is regulated by air pollution protection laws.  Since the Ministry of Environmental Protection has approved our DFC power plants as meeting or exceeding all air pollution control laws, we believe demand for our DFC products will increase.

There are a number of other market drivers beyond strict emissions requirements behind the acceptance of our DFC power plants in Japan.  First is a new regulation requiring the use of wastewater treatment facilities for agriculture and farming.  These new facilities are being subsidized by the Japanese government, including any power generation equipment that makes efficient use of these 'opportunity fuels'.  Second is the adoption of a national renewable portfolio standard (RPS) for the power generation sector.  The initial targets are approximately 3,500 MW by 2010.  Our DFC products operating on anaerobic digester gas qualify under this standard.  Finally, a number of government-backed subsidy programs are available to DFC products, with incentives ranging from 35 percent to 55 percent. The aggregate annual budget by the various Japanese ministries total $50 million.  Our Japanese distribution partner, Marubeni Corporation, has been successful in working with the relevant ministries to obtain approvals for broad siting flexibility.

Europe

The EU and its member countries are also focused on air quality and has implemented incentives to encourage greater fuel utilization and reduced emissions in its power generation sector.  For instance, in early 2002, the German government enacted an incentive program that provides a 5.11-eurocent per kWh subsidy for grid-connected CHP power plants, up to 2 MW, and payable for 10 years.  We estimate that this is the equivalent of a $2,000 to $3,000 per kW capital cost subsidy.  However, the sluggish economy and resultant reduced energy demands has provided a challenge for near-term opportunities as electricity prices have declined considerably over the past couple of years.  Notwithstanding this, RWE, Europe's largest investor owned utility, has invested in and has partnered with our German partner, MTU CFC Solutions GmbH, a DaimlerChrysler subsidiary, and expects an increasing percentage of German electricity demand to be supplied by distributed power.  RWE determined this represents a potential of 1,000 to 5,000 MW.  MTU is currently operating 8 carbonate power plants using our DFC technology in Germany and Spain.

North America

While we have historically focused on the U.S. we are now putting increased emphasis in Canada through our new distribution partner Enbridge Inc.

In the U.S., in addition to significant research and development funds that we receive from the government, the Federal Stationary Fuel Cell Incentive Program grants funds to fuel cell power plant buyers, providing up to $1,000 per kW of plant capacity not to exceed one-third of total program costs.  $1.5 million has been added through appropriations in fiscal year 2004, to a $6 million program budget remaining from fiscal year 2003.  While the Energy Policy Act of 2003 was not passed by Congress, it contained important incentives, including: (1) an investment tax credit of 20 percent or $1,000 per kW, whichever is less, for fuel cell power plant installations; and, (2) an advanced power system technology incentive program which provides a 1.8 to 2.5 cents per kWh subsidy to owner-operators of qualifying facilities, including fuel cells, turbines and hybrid power systems.  We expect to benefit should a similar energy policy be passed in the future.

At the state level, California has emerged as a leader in regulatory policy.  For example, our DFC power plants have been certified to meet interconnection standards of investor owned electric utilities ("Rule 21").  In addition, our DFC power plants meet the strict emissions requirement of the California Air Resources Board standard for 2007 ("CARB2007"), and have been designated as an 'ultra-clean' distributed generation technology. As a result, our customers have access to certain incentive funding for the purchase of our DFC power plants.  In addition, customers who install and operate our DFC power plants are exempt from exit fees and stand-by charges, saving them approximately $.025-$0.03/kWh.  End-users of fuel cell power plants are eligible to sell back unused power to publicly owned utilities during off-peak hours at wholesale or generation-based rates of approximately $0.04-$0.05/kWh.  The California Self Generation Program provides $100 million per year of incentive funding for 'ultra-clean' technologies on the basis of $4,500 per kW up to 50 percent of project costs.  This program has been extended through 2007, enabling over 20 MW of project funding per year.

Other states are also implementing policies to accelerate the installation of clean distributed generation technologies.  For example, in New York State, effective February 1, 2004, Consolidated Edison of New York, Inc; Orange & Rockland Utilities, Inc.; New York State Electric and Gas Corporation; and Rochester Gas and Electric Corporation exempts our DFC power plants from stand-by charges if the installation represents less than 15 percent of the customer's maximum potential demand. In Connecticut, renewable portfolio standards take effect in 2004 that mandate a certain percentage of wholesale generators' power coming from Class 1 renewable sources, which include our DFC power plants, or the payment of a $0.055/kWh penalty to the state's Clean Energy Fund.  In 2004, the requirement is 1 percent, or about 30 MW, growing to 7.5 percent, or over 200 MW, by 2010.  A similar program exists in Massachusetts (1.0 percent in 2003, or 55 MW, from renewable sources including our fuel cells using renewable fuels, growing to 4.5 percent or 240 MW in 2009).  With our partners, we have qualified for or received government incentives for the installation of our DFC power plants in Connecticut, Massachusetts, Ohio, Michigan, California, Montana, Washington, New Jersey and New York.

Representative Applications

Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants, data centers, manufacturing and industrial facilities, office buildings, hospitals, mission critical applications, universities, and hotels, as well as in grid support applications for utility customers.  Some specific markets we are targeting have substantial market potential as set forth in the table below.

Specific examples of how our DFC power plants fit into this CHP market include:

  Hotels.  Our DFC300A power plants at the 300-room hotels operating at the Sheraton Edison and Sheraton Parsippany hotels in New Jersey provide the 250 kW baseload requirements and 25 percent of their hot water needs.

  Universities.  At the Environmental Science Center near Yale University's Peabody Museum in New Haven, Connecticut, our DFC300A power plant provides approximately 25 percent of the building's electricity needs, with the heat being used primarily to maintain tight temperature and humidity controls for its artifact storage facility.

  Hospitals.  MTU's sub-megawatt Hot Module at the Rhon-Klinikum Hospital supplies electricity to the local clinic grid and the hot exhaust air is used to produce process steam for the clinic.

These representative applications demonstrate that our DFC power plants are well suited for commercial and industrial customers with stable base load heat and power requirements.

Wastewater Treatment Facilities - a Unique Opportunity.  Industrial and municipal wastewater treatment facilities with anaerobic gas digesters present an important opportunity for us.  The methane generated from the anaerobic gas digestion process is used as fuel for our DFC power plants, which in turn generates the electricity to operate the wastewater treatment equipment at the plant.  Moreover, wastewater treatment gas is a renewable fuel eligible for government incentive funding for project installations throughout the world.  We have sited five DFC power plants at wastewater treatment facilities in the U.S. and Japan, including our first one-MW DFC1500 in King County, Washington.  In a market study we conducted in 1998, we identified over 550 municipal wastewater treatment facilities in the U.S. that are capable of producing enough methane from anaerobic gas digestion to fuel a 250-kW or larger DFC power plant.  DOE/EIA's 2000 study identified over 949 MW of total CHP wastewater/sanitary capacity in the U.S. and our Asian distribution partner, Marubeni Corporation, has identified over 2,000 MW of potential for digester gas wastewater treatment applications for our DFC power plants in Japan.

Strategic Alliances/Market Development Agreements

Our sales and marketing strategy is to work with established OEMs and ESCOs who have significant expertise in selling equipment and/or comprehensive services to energy users, and certain direct customers.   These relationships strengthen our ability to bring our stationary fuel cell power plants to the key target market applications we are pursuing and provide valuable input for our cost reduction and product improvement efforts.

Our OEM partners have extensive experience in designing, manufacturing, distributing and servicing energy products worldwide.  We believe our strength in the development of fuel cell products coupled with their understanding of sophisticated commercial and industrial customers, products and services will enhance the sales, service and product development of our high temperature stationary fuel cell plants.

Our ESCO partners have extensive experience in selling comprehensive energy services to commercial and industrial customers that include demand side management, product selection and commodity procurement. They have added our DFC power plants to their offering of power generation products and services as a cost effective energy solution to their customer.

Through our field trial program, we have partnered with certain customers directly who have hosted our product demonstrations. These customer partners have the option to negotiate arrangements for the sale, distribution and service of FuelCell's DFC power plants upon completion of the project.

Original Equipment Manufacturers (OEM) Partners

MTU CFC Solutions GmbH, a subsidiary of DaimlerChrysler.  MTU is operating sub-MW fuel cell power plants at eight locations in Europe (in Germany unless otherwise noted), including an energy park at RWE, Germany's largest utility; a telecommunications center for Deutsche Telecom; a tire manufacturing facility for Michelin; at Rhon-Klinikum Hospital; at Bad Berka Hospital; at Magdeburg Clinic; at Gruendstat Clinic; and IZAR, a shipbuilder, in Spain.

MTU has been an investor in our company and co-developer of our DFC technology since 1989 and is currently the largest user of our fuel cell stacks. The sub-megawatt power plant is a collaborative effort utilizing our DFC technology and the Hot Module® balance of plant design of MTU.  We have two agreements with MTU, a Cell License Agreement and a Balance of Plant License Agreement.  Under our current Cell License Agreement, which continues through December 2004, we licensed our DFC technology to MTU for use exclusively in Europe and the Middle East and non-exclusively in Africa and South America.  We also sell our DFC components and stacks to MTU under this agreement.  Under the Cell License, MTU also granted us an exclusive, royalty-free license to use any of their improvements to our Direct FuelCell.  In addition, MTU has agreed to negotiate a license grant of any separate carbonate fuel cell know-how it develops once it is ready for commercialization.  Under our Balance of Plant License Agreement, we may sell to MTU our megawatt-class modules and MTU may sell their sub-megawatt class modules to us.  The Balance of Plant License continues through July 2008 and may be extended for additional 5-year terms, at the option of MTU.  As an OEM developer of stationary fuel cell power plants, MTU assembles and stacks the DFC components that we sell to them and then adds their mechanical and electrical balance of plants for ultimate sale to their customers.  MTU owns approximately 2.7 million of our common shares.

Marubeni Corporation.  Marubeni is currently operating DFC300A units in Japan at the Kirin Brewery near Tokyo; the City of Fukuoka municipal wastewater treatment facility; and Japex's Katakai natural gas gathering station located in the Niigata Prefecture. Shipments are in progress for other DFC300A power plants, one for Nippon Metal and two for Epson.

Under our recently extended agreement, Marubeni ordered an additional 3 MW of our DFC power plants, and to date has a commitment for 4.25 MW of our DFC power plants.  Marubeni invested $10 million in our Company in 2001 through the purchase of approximately 268,000 shares.  In addition, we have granted Marubeni warrants to purchase an additional 1.1 million shares of our common stock that will be earned based on order commitments for our DFC products.  We also have provided a provision to form a joint venture with Marubeni for the purpose of assembling DFC power plants in Asia from fuel cell components provided by us.

Caterpillar Inc.  Caterpillar is currently operating a DFC300A power plant at its Technology Center near its corporate headquarters in Peoria, Illinois, and has finalized DFC300A sales for two other customers: American Municipal Power-Ohio for a grid-support application at a substation in the City of Westerville, Ohio, and a municipal wastewater treatment application for the Sanitation Districts of Los Angeles County.  Caterpillar is currently offering our DFC products to its customers and intends to offer its own branded fuel cell power plant that will incorporate our DFC technology.

Under our ten-year agreement with Caterpillar, customers will be able to purchase our DFC power plants from Caterpillar dealers in selected regions in North America.  The agreement calls for us to jointly develop Caterpillar-branded power plants in the 250 kW to 3 MW size range, incorporating our fuel cell modules.  In December 2003, Caterpillar announced plans to market a hybrid fuel cell/natural gas generator product which would combine our megawatt-class DFC power plant with Caterpillar's gas engine-driven generator to provide clean, efficient and economical base load and peaking power requirements for commercial and industrial customers.  As part of our agreement, Caterpillar received warrants to purchase 1.5 million shares of our common stock that will be earned on a graduated scale based on order commitments for our DFC power plants.

Energy Service Companies (ESCO)

We have two ESCO distribution partners for our DFC products with formal agreements that include either a financial investment in us or provide incentives for order commitments.

PPL Energy Plus.- PPL Energy Plus, a subsidiary of PPL Corporation, ordered 1.75 MW of DFC power plants and currently has units installed at two Starwood Resorts properties (Sheraton Edison and Sheraton Parsippany in New Jersey); two units at Zoot Enterprises headquarters building in Bozeman, Montana; one unit at the U.S. Coast Guard station in Bourne, Massachusetts; and one unit at Ocean County College in New Jersey. In connection with our 2001 agreement with PPL, an affiliate of PPL purchased approximately 425,000 shares of our common stock for $10 million.

Enbridge Inc.  Enbridge Inc., a leader in energy transportation and distribution in North America and internationally, entered into a three-year distribution agreement with us in November 2003 to distribute DFC and SOFC products in Canada.  As part of the agreement, Enbridge received warrants to purchase up to 500,000 shares of FuelCell Energy common stock that will be earned based on order commitments for our fuel cell products.

Market Development Partners

We are also currently working with Chevron Energy Solutions, LP, and Alliance Power in the U.S. to develop mutually agreed upon projects in a designated territory.

Customer Partners

Our longest standing customer partner relationship is with the Los Angeles Department of Water and Power (LADWP), the largest municipal utility in the U.S. with 640,000 water customers and 1.4 million electric customers.  LADWP participated with us on our 2 MW Santa Clara Demonstration Project in 1996-1997 and is currently operating three DFC300A power plants (grid-connected units at its Main Street facility and headquarters building, and a wastewater treatment plant installation at Terminal Island).

Other customer partners include the Southern Company Services Inc. and the Alabama Municipal Electric Authority, which completed the operation of a sub-megawatt DFC power plant at a Mercedes-Benz manufacturing facility in Tuscaloosa, Alabama in December 2003.

RESEARCH AND DEVELOPMENT

The goal of our research and development efforts is to improve our core DFC products and expand our technology portfolio in complementary high temperature fuel cell systems, such as SOFC.  In addition, we are also conducting limited development work on advanced applications for other fuel cell technologies, such as PEM.

A significant portion of our research and development has been funded by government contracts and is classified as cost of research and development contracts in our consolidated financial statements. For the fiscal years ended 2003, 2002 and 2001, total research and development expenses, including amounts received from the DOE, other government agencies and our customers, and amounts that have been self-funded, were $44.3 million, $52.5 million and $22.1 million, respectively.

Principal Government Research and Development Contracts

Since 1975, we have worked on the development of our Direct FuelCell technology with various United States government agencies, including the DOE, the Navy, the Coast Guard, the Department of Defense, the Environmental Protection Agency, the Defense Advance Research Projects Agency and the National Aeronautics and Space Administration.  Government funding, principally from the DOE, provided approximately 52 percent, 81 percent, and 78 percent of our revenue for the fiscal years ended 2003, 2002 and 2001, respectively.  From the inception of our carbonate fuel cell development program in the mid-1970s to date, approximately $410 million has been invested to support the development of our Direct FuelCell technology.

Core DFC Products

Product Design Improvement (PDI)

In 1994 we entered into a cooperative agreement with the DOE to focus on our DFC technology and system optimization for cost reduction, product design development and fuel cell system field trials.  Since 1994, the aggregate dollar amount expended under the DOE contract is approximately $213 million, with the DOE providing approximately $135 million in funding. Work under this agreement is expected to be completed in 2004.

King County, Washington

In 2001, we signed an agreement with King County, Washington to deliver a one-megawatt DFC1500 power plant to operate on anaerobic digester gas from its municipal wastewater treatment facility.  This megawatt-class field trial demonstration, with a total project value of approximately $18.8 million, is cost-shared by King County through a cooperative grant from the Environmental Protection Agency and us.  We initially expect to operate the unit on natural gas and then switch to anaerobic digester gas in the second calendar quarter of 2004.

Clean Coal Project

In July 2002, we received approval from the DOE to accelerate the demonstration of our two-megawatt DFC3000 power plant operating on synthesis gas derived from coal.  The total value of the project is $34.5 million, with 50 percent of the cost shared by the DOE.  We expect to be operating the unit on natural gas at a coal gasification site in Indiana and then switch to synthesis gas in the third calendar quarter of 2004.  Coal is the dominant fuel for electric power generation in the U.S., with a little more than 50 percent of the power coming from coal-fired plants in 2002.

Ohio Coal Mine Methane Project

In 2000, we were selected by the DOE's National Energy Technology Laboratory to demonstrate the ability of DFC power plants to generate electricity using coalmine methane emissions that otherwise escape into atmosphere.  We delivered and began operating a sub-megawatt DFC power plant to an AEP Ohio Coal LLC Rose Valley Site in Hopedale, Ohio in August 2003 and completed the operation phase of this project in December 2003.

Next Generation DFC Products

Direct FuelCell/Turbine

In October 2002, we received a modification to our existing Vision 21 program agreement with the DOE to demonstrate two additional sub-megawatt power plants based on our DFC/T technology.  This modification provides an additional $16 million to the budget, cost-shared by the DOE and us.  We will test the first DFC/T at our facility in Danbury, Conn. and demonstrate the second DFC/T plant in Montana.  We successfully completed our proof-of-concept test of a 250-kW power plant integrated with a 60-kW micro turbine.  In this patented technology, heat generated by the fuel cell is used to drive an unfired modified micro turbine to generate additional electricity.  The ultimate objective of this program is the design of a 10 to 40 MW DFC/T power plant that is expected to approach the 75 percent efficiency goal specified by the Vision 21 program.  The DOE's Office of Fossil Energy established its Vision 21 Program in 1999 with the objective of developing a '21st Century Energy Plant' that can generate electricity, heat/steam, clean fuels, chemicals and hydrogen from a variety of feedstocks such as fossil fuels and biomass with high efficiency and low environmental impact.

DFC Marine/Diesel

We are currently working on marine applications of our DFC products under programs with the U.S. Navy.  These Ship Service Fuel Cell (SSFC) power plants are required to operate on liquid fuels such as diesel.  We have a contract with the Office of Naval Research to deliver a 500-kilowatt ship service fuel cell power plant for land-based demonstration at the Naval Sea Systems Command in Philadelphia in 2004.  This $21.6 million cost-shared project started in 2000 and is a continuation of an earlier $4.6 million contract that completed the conceptual design and testing of the critical components for the marine fuel cell module.

Additionally, we are performing a number of smaller contracts related to the development of SSFC products.  Most recently, in October 2003, we received a $954,000 subcontract award for a supplemental program.  Specific tasks for this program include the design engineering for installing diesel-fueled DFC power plants at naval facilities and on ships, operational testing of a DFC300A power plant in Danbury from a control center in Maine, and development of a marine fuel cell simulator for use as an operator training aid.    We expect that successful demonstration of this project can lead to additional diesel fuel cell power plant applications for commercial ships and island power generation.

Solid Oxide Fuel Cell Technology

SECA Program

In April 2003, we were selected by the DOE to lead a project team for its SECA program.  The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells, a part of DOE's commitment to developing clean, efficient, reliable and affordable power generation.  The FuelCell Energy team members currently include Versa Power Systems (VPS), Materials and Systems Research, Inc. (MSRI), University of Utah (UU), Gas Technology Institute (GTI), Electric Power Research Institute (EPRI), Dana Corporation (Dana) and Pacific Northwest National Laboratory (PNNL).

As team leader, we expect to coordinate development activities of all participants and contribute our expertise in fuel cell manufacturing, assembly, stacking, sealing, internal reforming, advanced cooling to boost electrical efficiency and product packaging. We expect the cell technology approach to be based on UU's anode-supported SOFC design, the stack technology to draw upon the advances made by MSRI complemented by thermal integration for efficient cooling by GTI. Modeling expertise is expected to be provided by PNNL. Innovative seal designs are expected to be based on Dana's experience in the automotive industry and our experience in carbonate fuel cells. The worldwide energy industry relationships of GTI and EPRI will be valuable in the commercialization of this technology. We believe the proposed technology plan is based on a sound approach that combines the complementary strengths of the participant companies for greater synergy.

The 10-year, $139 million program has three phases. The first phase will develop stationary modules in the 3 to 10 kilowatt size range and scalable systems for applications up to 100 kilowatts operating on natural gas with target efficiencies of 45 percent. Phase one is scheduled to be a three-year, $24 million program to be cost-shared by DOE ($15 million) and the FuelCell Energy team ($9 million).

Phases two and three will focus on enhancing system efficiencies to 50 percent and 55 percent, respectively, as well as operating on additional fuels such as propane and diesel. The development of hybrid power plants combining fuel cells with turbines and stirling engines will also be evaluated in the latter phases.  These latter two phases are also to be cost shared by the DOE ($52 million) and the project's participants ($63 million).  Advancement to these stages is dependent upon successes achieved in Phase one, selection by the DOE as a continuing project participant and subsequent congressional appropriations.

Global Thermoelectric Inc. (Global)

In November 2003, we acquired Global Thermoelectric Inc (Global).  Global has been developing SOFC power plants since 1997 with the goal of commercializing its technology for residential, commercial and light industrial applications ranging in size from 3 to 10 kilowatts.  To date, Global has invested over $50 million in the development of SOFC technology and has 79 patent applications pending as well as 6 issued patents on its technology portfolio.  Global has operated a number of natural gas prototype systems and has made technological advances that have significantly improved system efficiency and reliability.  The acquired technology supports our SOFC development plans and our SECA program activities.

MANUFACTURING, SERVICE, TESTING AND CONDITIONING

We have established a 65,000 square foot manufacturing facility in Torrington, Connecticut, where we produce our active repeating components: the anode and cathode electrodes and the electrolyte matrix.  After the components have been produced, they are combined in sub-assembly operations to create the final fuel cell package and delivered to final assembly for stacking into our 250 kW (nominal rating) building block stacks.  These modules are then delivered to our test facilities in Danbury, Connecticut and combined with balance of plant to complete the DFC300A power plant.  Our megawatt modules for the DFC1500 and DFC3000 are tested separately in Danbury and then shipped to the customer site for final testing with an assembled balance of plant.

Both our testing and conditioning facilities have production capacity of 50 MW per year.  Within our Torrington facility we believe we are able to expand to 125 - 150 MW of fuel cell production capacity, annually.  We also have additional land access surrounding our current facility, which we could expand to 400 megawatts of annual production.

During 2003, we established a service organization to offer comprehensive service and maintenance programs including total fleet management, refurbishment and recycling services, and complete product support including spare parts inventory.  We are offering service agreements at various levels for one to five years, with flexible renewal options.

NON FUEL CELL PRODUCTS

In addition to the SOFC operations, Global is manufacturing and selling thermoelectric generators (TEG).

TEGs are used as a source of electrical power in remote areas. TEGs convert heat directly into electricity.  As heat moves from a gas burner through a thermoelectric module, it causes an electric current to flow.  The heart of Global's TEGs is a hermetically sealed module or 'thermopile' that contains an array of lead-tin-telluride semiconductor elements.  The module provides a chemically stable environment for the thermoelectric materials ensuring a long service life.  On one side of the thermopile, a gas burner is installed, while the opposite side is kept cool by aluminum cooling fins or a heat pipe assembly.  Without the use of moving parts, the heat flow through the thermopile creates steady DC electricity.

Applications include providing power for pipeline cathodic protection systems, telecommunications and remote monitoring systems.  Global has developed TEGs into a line of products incorporating solid state controls, automatic startup and shutdown, and options such as inverters to supply AC electricity.  Global offers several types of generator products ranging in power output from 15 to 550 watts depending on options such as desired output voltage, automatic shutdown and whether fueled by propane or natural gas.  To date, sales have been made to customers in 47 countries.

Since our acquisition of Global on November 3, 2003 we have continued to evaluate Global's generator product line to determine its strategic fit within the combined company.  While we have solicited offers to sell this product line, we have not made a final determination as to whether or not to retain or monetize the value of this product line.

GOVERNMENT REGULATION

We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Emissions of sulfur dioxide and nitrogen oxide from our fuel cell power plants will be much lower than conventional combustion-based generating stations, and are well within existing and proposed regulatory limits. The primary emissions from our megawatt class Direct FuelCell® power plants, assuming no co-generation application, is humid flue gas that is discharged at a temperature of approximately 700-800° F, water that will be discharged at a temperature of approximately 10-20° F above ambient air temperatures and carbon dioxide. In light of the high temperature of the gas emissions, we will likely be required by regulatory authorities to site or configure our power plants in a way that will allow the gas to be vented at acceptable and safe distances. We believe that this regulation of the gas emissions will be similar to the regulation of other power plants with similar heat and discharge temperatures. The discharge of water from our power plants will likely require permits whose terms will depend on whether the water is permitted to be discharged into a storm drain or into the local wastewater system. Lastly, as with any use of hydrocarbon fuel, the discharge of particulates will have to meet emissions standards. While our products have very low carbon monoxide emissions, there could be additional permitting requirements in smog non-attainment areas with respect to carbon monoxide if a number of our units are aggregated together.

PROPRIETARY RIGHTS AND LICENSED TECHNOLOGY

To compete in the marketplace, align effectively with business partners and protect our proprietary rights, we rely primarily on a combination of trade secrets, patents, confidentiality procedures and agreements and patent assignment agreements. In this regard, we have obtained 38 U.S. and 83 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). Of the 38 U.S. patents, 35 relate to our Direct FuelCell technology. We also have submitted 18 U.S. and 62 international patent applications.  These numbers do not include patent activity related to Global Thermoelectric.

The patents we have obtained will expire between 2003 and 2021, and the average remaining life of our patents is approximately 9.7 years. Three new U.S patents were allowed during 2003, and three U.S. patents expired.  We also have 14 invention disclosures in process with our patent counsel that may result in additional patent applications.

Many of our United States patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Four of our patents, which resulted from government-funded research before January 1988 (before we qualified as a "small business"), are owned by the United States government and have been licensed to us.

Fourteen of our United States patents that we own but result from government-funded research are subject to the government exercising "march-in" rights. We believe, however, that the likelihood of the United States government exercising these rights is remote and would only occur if we ceased our commercialization efforts and there was a compelling national need to use the patents.

Global Thermoelectric, Inc. (which we acquired in November 2003) had, as of January 26, 2004, a total of 79 U.S. and international patent applications pending describing 28 distinctive inventions relating to SOFC technology. It has also obtained 4 U.S. and 2 international patents.

We have also entered into certain license agreements through which we have obtained the rights to use technology developed under joint projects.  Through these agreements we must make certain royalty payments on the sales of products that contain the licensed technology, subject to certain milestones and limitations.

COMPETITION

We compete on the basis of our products' reliability, fuel efficiency, environmental considerations and cost.  We believe that the carbonate fuel cell offers competitive advantages over most other fuel cell designs for stationary base load power generation. These benefits include high fuel efficiency, significantly lower emissions, scalability and potentially lower operating, maintenance and generation costs.  We believe that we are the most advanced high temperature stationary fuel cell company.

Several companies in the United States are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells in the sub-megawatt and megawatt classes. Emerging fuel cell technologies (and companies developing them) include PEM fuel cells (Ballard Power Systems, Inc.; UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells) and solid oxide fuel cells (Siemens Westinghouse Electric Company, Sulzer Hexis, McDermott, GE/Honeywell, Delphi and Accumentrics).  Each of these competitors has the potential to capture market share in our target markets.

There are other potential carbonate fuel cell competitors internationally.  In Asia, Ishikawajima Harima Heavy Industries is active in developing carbonate fuel cells.  In Europe, a company in Italy, Ansaldo Fuel Cells, is actively engaged in carbonate fuel cell development and is a potential competitor. Our licensees in Germany, MTU CFC Solutions GmbH, and its partners have been the most active in Europe.

Other than fuel cell developers, we must also compete with such companies as Caterpillar, Cummins, and Detroit Diesel, which manufacture more mature combustion-based equipment, including various engines and turbines, and have more established manufacturing, distribution, and operating and cost features.  Significant competition may also come from gas turbine companies like General Electric, Ingersall Rand, Solar Turbines and Kawasaki, which have recently made progress in improving fuel efficiency and reducing pollution in large-size combined cycle natural gas fueled generators. These companies have also made efforts to extend these advantages to smaller sizes.  We believe, however, that these smaller gas turbines will not be able to match our fuel efficiency or favorable environmental characteristics.

BACKLOG

Our backlog as of October 31, 2003 was approximately $46 million compared with backlog of approximately $57 million as of October 31, 2002. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold. For U.S. government contracts, we include the total contract value including any unfunded portion of the total contract value in backlog. U.S. government contract backlog was approximately $31 million and $40 million as of October 31, 2003 and 2002, respectively. The unfunded portion of our U.S. government contracts amounted to approximately $17 million and $24 million respectively as of October 31, 2003 and 2002, respectively. Due to the long-term nature of our government contracts, fluctuations from year to year are not an indication of any future trend. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.  Product order backlog was approximately $15 million and $17 million as of October 31, 2003 and 2002, respectively. Product orders represent approximately 50 percent of our total funded backlog.

EMPLOYEES

As of October 31, 2003 we had 372 full‑time employees, of whom 148 were located at the Torrington, Connecticut manufacturing plant, and 224 were located at the Danbury, Connecticut facility or various field offices.

Global Thermoelectric, Inc. had 227 employees on November 3, 2003, the date that we acquired Global. Of Global's 227 employees, 91 were involved in fuel cell research and development and 136 were in the generator and other operations of the business.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

NAME	AGE	POSITION WITH THE COMPANY

Jerry D. Leitman	61	President, Chief Executive Officer and Chairman of the Board
Dr. Hansraj C. Maru	59	Executive Vice President, Chief Technical Officer and Director
Christopher R. Bentley	61	Executive Vice President, Chief Operating Officer and Director
Joseph G. Mahler	51	Senior Vice President, Chief Financial Officer, Treasurer & Corporate Secretary
Herbert T. Nock	54	Senior Vice President of Marketing and Sales
R. Daniel Brdar	44	Vice President of Product Development

Jerry D. Leitman.  Mr. Leitman has been President, Chief Executive Officer and a director since August 1997.  In June of 2002, Mr. Leitman was elected to serve as Chairman of the Board.  Mr. Leitman was previously President of Asea Brown Boveri's (ABB) global air pollution control businesses from 1992 to 1995.  Prior to joining ABB, Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational company, responsible for FLAKT's worldwide industrial businesses from 1989 to 1992.  Mr. Leitman is also a director and a member of the Compensation Committee of Esterline Technologies Inc.  Mr. Leitman obtained both a BS and MS in Mechanical Engineering from the Georgia Institute of Technology in 1965 and 1967, respectively.

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

Joseph G. Mahler.  Mr. Mahler joined us in October 1998 as Senior Vice President, Chief Financial Officer, Corporate Secretary and Treasurer.  From 1993 to 1998, Mr. Mahler was Vice President-Chief Financial Officer at Earthgro, Inc. and prior to that, he was a partner at Ernst & Young.  Mr. Mahler received a BS in Accounting from Boston College in 1974.

Herbert T. Nock.  Mr. Nock joined us in August 2000 as Senior Vice President of Marketing and Sales.  Mr. Nock previously worked for General Electric's Power Systems business for 29 years, most recently as Product General Manager for small gas turbine products.  Mr. Nock received his BS in Mechanical Engineering from Worcester Polytechnic Institute in 1971 and his MBA from Boston University in 1977.

R. Daniel Brdar.  Mr. Brdar joined us in January 2001 as Vice President of Distributor Operations and has been Vice President of Product Development since June 2003.  Prior to joining FuelCell Energy, Mr. Brdar was the Gas Turbine Product Manager for General Electric's (GE) Power Systems business. Before joining GE, he led the U.S. Department of Energy's Power Systems Product Management organization.  Mr. Brdar received his BS in Engineering from the University of Pittsburgh in 1981.

Item 2. PROPERTIES

Our headquarters are located in Danbury, Connecticut. The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Dates
Danbury, Connecticut	Corporation Headquarters, Research and Development, Sales, Marketing and Administration	72,000	Company owned

Torrington, Connecticut	Manufacturing, Purchasing and Operations	65,000	December 2011 (1)

Danbury, Connecticut	Manufacturing	38,000	November 2004 (2)

Pasadena, California	Sales & Marketing	200	November 2004

Calgary, Alberta, Canada (3)	Sales, Marketing, Administration and Research and Development	15,300	June 2004

Calgary, Alberta, Canada (3)	Research and Development	103,000	January 2006(2)

Bassano, Alberta, Canada(3)	Manufacturing	35,000	Company owned

Bassano, Alberta, Canada(3)	Manufacturing	8,000	Month to month

Houston, Texas(3)	Sales and Marketing	1,900	September 2004

____

(1) We have an option to extend the lease for an additional five years.
(2) We have options to extend the lease for two additional five years periods.
(3) Facilities acquired with the acquisition of Global Thermoelectric, Inc. on November 3, 2003.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special meeting on October 31, 2003 at which Shareholders were entitled to notice of and vote upon a proposal to approve the combination agreement dated as of August 4, 2003 between FuelCell Energy, Inc. and Global Thermoelectric, Inc., providing for our acquisition of Global.  Results of this vote were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
19,370,099	134,490	343,053

The Company subsequently closed on its acquisition of Global Thermoelectric, Inc., on November 3, 2003.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

FUELCELL COMMON STOCK

Our common stock has been publicly traded since June 25, 1992.  From September 21, 1994 through February 25, 1997, it was quoted on the NASDAQ National Market, and from February 26, 1997 through June 6, 2000 it was traded on the American Stock Exchange.  Since June 7, 2000, it has been quoted on the NASDAQ National Market under the symbol "FCEL."  On January 28, 2004, there were approximately 767 common Shareholders of record.

The following table sets forth the range of high and low prices of our common stock on the NASDAQ National Market.

	High	Low
Year Ended October 31, 2002
First Quarter.........................................................................	$22.80	$13.23
Second Quarter....................................................................	18.65	15.02
Third Quarter.......................................................................	17.24	6.10
Fourth Quarter.....................................................................	8.24	4.54

Year Ended October 31, 2003
First Quarter.........................................................................	$9.41	$5.25
Second Quarter....................................................................	6.45	5.00
Third Quarter.......................................................................	10.06	6.04
Fourth Quarter.....................................................................	15.80	6.76

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

EXCHANGEABLE SHARES AND GLOBAL SERIES 2 PREFERRED STOCK

On August 4, 2003, we entered into a combination agreement with Global Thermoelectric Inc. to combine Global with us in a share-for-share exchange pursuant to a Plan of Arrangement to be approved by the Court of Queen's Bench of Alberta, Canada.  On October 31, 2003, our Shareholders approved the combination.  On October 31, 2003, the shareholders of Global approved the combination.  On October 31, 2003, the Court of Queen's Bench of Alberta issued an order approving the combination.  On November 3, 2003, the combination transaction closed.

Upon closing of the combination:

  all Global common shareholders ceased to be shareholders of Global;

  each Global common shareholder who was a resident of Canada received, at the shareholder's election, either .279 exchangeable shares or ..279 shares of our common stock for each Global common share held by that shareholder at the effective time of the combination;

  each Global common shareholder who was not a resident of Canada received .279 shares of our common stock for each Global common share held by that shareholder at the effective time of the combination;

   each outstanding option to purchase Global common shares was assumed by FuelCell and now represents an option to purchase our common stock in accordance with the option's terms based on the exchange ratio used in the combination (.279 shares of FuelCell common stock for each share of Global common stock);

  each share of Global Series 2 Preferred Stock remained outstanding as a preferred share of Global, as a consolidated subsidiary of FuelCell, and we assumed the obligation to issue our common stock upon conversion thereof; and

  Global became a consolidated subsidiary of FuelCell.

In the aggregate, we issued approximately 8.2 million FuelCell common shares and exchangeable shares in the acquisition.

Exchangeable Shares
The exchangeable shares issued in the combination are structured to be the economic equivalent of FuelCell common stock, and were issued by FCE Canada Inc., an indirect wholly-owned Canadian subsidiary of FuelCell that we call ExchangeCo.  We indirectly own all of the outstanding voting shares of ExchangeCo.  The holders of exchangeable shares have the following principal rights:

  the right to exchange the exchangeable shares for shares of our common stock on a one-for-one basis at any time;

  the right to receive dividends, if any, on a per share equivalent basis, in amounts (or property in the case of non-cash dividends) which are the same, and which are payable at the same time, as dividends declared on our common stock;

  the right to vote, indirectly through a trust arrangement, on a per share equivalent basis, at all stockholder meetings at which holders of shares of our common stock are entitled to vote; and

  the right to participate, on a pro rata basis with the holders of our common stock, in the distribution of assets of FuelCell through the mandatory exchange of exchangeable shares for shares of our common stock.

The exchangeable shares, in effect, have no separate economic or voting rights in respect of ExchangeCo (other than limited class voting rights under the Business Corporations Act (Alberta) and the right to vote on any change in the fundamental terms of the exchangeable shares themselves, in which cases, the exchangeable shares may be subject to automatic redemption).  The exchangeable shares were issued in the combination to generally enable Canadian Global common shareholders to defer recognition of gain or loss on their Global common shares for Canadian federal income tax purposes for as long as they hold exchangeable shares.  Since November 5, 2003, the exchangeable shares have traded on the Toronto Stock Exchange under the symbols "FCX" and "FCX.U".

In connection with the issuance of the exchangeable shares, we issued one share (the "Special Voting Share") of our series A Preferred Stock to a trustee under a Voting and Exchange Trust Agreement entered into in connection with our acquisition of Global. The Special Voting Share entitles the trustee to a number of votes at meetings of holders of FuelCell common stock equal to the number of exchangeable shares issued and outstanding (other than exchangeable shares held by FuelCell and its affiliates). The Special Voting Share was issued to the trustee to provide holders of exchangeable shares with voting rights that are equivalent to those of FuelCell common stockholders. To exercise their voting rights, holders of exchangeable shares may instruct the trustee to vote (by virtue of its ownership of the Special Voting Share) one share of FuelCell common stock for each exchangeable share held by the beneficiary.

Global Series 2 Preferred Shares
The Series 2 Preferred Shares may be converted into shares of our common stock at the following "conversion prices":

  Cdn.$110.97 per share of our common stock until July 31, 2005;
  Cdn.$120.22 per share of our common stock after July 31, 2005 until July 31, 2010;
  Cdn.$129.46 per share of our common stock after July 31, 2010 until July 31, 2015;
  Cdn.$138.71 per share of our common stock after July 31, 2015 until July 31, 2020; or
  at any time after July 31, 2020, the price equal to 95 percent of the then current market price (converted to Cdn.$ at the time of such calculation) of shares of our common stock at the time of conversion.

The foregoing "conversion prices" are subject to adjustment as provided in Global's articles for certain subsequent events.  As illustrated below, the number of shares of our common stock issuable upon conversion of the Global Series 2 Preferred Shares after July 31, 2020 may be significantly greater than the number of shares issuable prior to that time.

The following examples illustrate the number of shares of our common stock that we will be required to issue to the holders of the Global Series 2 Preferred Shares if and when the holders exercise their conversion rights pursuant to the terms of the Global Series 2 Preferred Shares.  The following examples are based upon Cdn.$25,000,000 of Series 2 Preferred Shares outstanding (which is the amount currently outstanding) and assume that all accrued dividends on the Global Series 2 Preferred Shares have been paid through the time of the conversion and, in the case of conversions occurring after July 31, 2020, assume that the exchange rate for Canadian dollars is Cdn.$1.3104 to U.S.$1.00 at the time of the conversion:

  if the Global Series 2 Preferred Shares convert prior to July 31, 2005, we would be required to issue approximately 225,286 shares of our common stock;
  if the Global Series 2 Preferred Shares convert after July 31, 2005, but prior to July 31, 2010, we would be required to issue approximately 207,952 shares of our common stock;
  if the Global Series 2 Preferred Shares convert after July 31, 2010, but prior to July 31, 2015, we would be required to issue approximately 193,110 shares of our common stock;
  if the Global Series 2 Preferred Shares convert after July 31, 2015, but prior to July 31, 2020, we would be required to issue approximately 180,232 shares of our common stock; and
  if the Global Series 2 Preferred Shares convert any time after July 31, 2020, assuming our common stock price is U.S.$14.62 at the time of conversion, we would be required to issue approximately 1,373,615 shares of our common stock.

The Series 2 Preferred Shares carry the right to receive a preferential cumulative dividend. The rate of this dividend varies inversely with the price of FuelCell's common shares between 1 percent and 5 percent.  The rate of the dividend is currently 5 percent.  Dividends accrue and are cumulative from July 31, 2000 and are payable, subject to reduction in accordance with the terms of the Series 2 Preferred Shares, on the tenth day of January, April, July and October in each year (the "dividend payment date"). On December 31, 2010, the amount of all accrued and unpaid dividends must be paid to the holders of Series 2 Preferred Shares. Unless all required dividends up to and including the dividend payment date for the most recently completed calendar quarter have been declared and paid, or set apart for payment, with respect to the Series 2 Preferred Shares, no dividends may be paid on FuelCell's common shares without the approval of the holder of the Series 2 Preferred Shares.

The Series 2 Preferred Shares are not redeemable by Global prior to July 31, 2004. On or after July 31, 2004, and subject to the Business Corporations Act (Alberta), the Series 2 Preferred Shares may be redeemed by Global, in whole or part, if on the day that the requisite notice of redemption is first given, the volume-weighted average price at which FuelCell's common shares are traded on the applicable stock exchange during the 20 consecutive trading days ending on a date not earlier than the fifth preceding date on which the notice of redemption is given was not less than a 20 percent premium to the current conversion price on payment of Cdn.$25.00 per Series 2 Preferred Share to be redeemed, together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption, the whole constituting the redemption price. On or after July 31, 2010, the Global Series 2 Preferred Shares are redeemable at any time on payment of Cdn.$25.00 per Series 2 Preferred Share to be redeemed together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption, the whole constituting the redemption price.

Subject to the Business Corporations Act (Alberta), the holder of the Series 2 Preferred Shares is not entitled to receive notice of or to attend or vote at any meeting of the Global common shareholders.  At present, FuelCell owns all of the Global common shares.

In the event of liquidation, dissolution or winding up of Global, whether voluntary or involuntary, or any other distribution of assets of Global among its shareholders for the purpose of winding up its affairs, the holder of Global Series 2 Preferred Shares will be entitled to receive the amount paid up on such Global Series 2 Preferred Shares (currently Cdn.$25,000,000) together with an amount equal to all accrued and unpaid dividends thereon, which amounts will be calculated as if such dividend were accruing for the period from the expiration of the last calendar quarter for which the dividends thereon have been paid in full up to the date of such event, the whole before any amount will be paid or any property or assets of Global will be distributed to the holder of Global common shares. After payment to the holder of the Series2 Preferred Shares of the amounts so payable to them, the holder of the Series 2 Preferred Shares will not be entitled to share in any other distribution of the property or assets of Global.

Unregistered Securities

The following securities were issued during the period of November 1, 2002 through January 15, 2004;

Shares Issued
As discussed further above, in connection with our acquisition of Global, we issued an aggregate of approximately 8.2 million common and exchangeable shares.  The common and exchangeable shares were issued pursuant to the exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

Warrants Issued
On November 4, 2003, we signed a distribution agreement with Enbridge Inc. The agreement with Enbridge introduces FuelCell's products to Enbridge's portfolio of energy services in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of FuelCell Energy common stock. The agreement calls for the warrants to be exercisable on a graduated scale based on order flow generated by Enbridge. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants expire in November 2006.  The warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2003 have been derived from our audited financial statements together with the notes thereto included elsewhere in this Report (the "Financial Statements"). The data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

(Amounts presented in thousands, except for per share amounts)

Selected Statements of Operations Data:

	Years Ended October 31,
	2003 Pro forma(1)	2003	2002	2001	2000	1999

Revenues:
Research and development contracts	$17,865	$17,709	$33,575	$20,882	$17,986	$18,553
Product sales and revenues	36,099	16,081	7,656	5,297	2,729	1,412
Total revenues	53,964	33,790	41,231	26,179	20,715	19,965
Costs and expenses:
Cost of research and development contracts	36,034	35,827	45,664	19,033	12,508	12,690
Cost of product sales and revenues	64,778	50,391	32,129	16,214	4,968	1,025
Administrative and selling expenses	17,984	12,631	10,451	9,100	8,055	6,684
Research and development expenses	22,244	8,509	6,806	3,108	1,917	1,813
Total costs and expenses	141,040	107,358	95,050	47,455	27,448	22,212

Loss from operations	(87,076)	(73,568)	(53,819)	(21,276)	(6,733)	(2,247)

Interest and other income, net	6,236	6,154	4,986	5,838	2,274	1,553

Provision for taxes	133	-	7	-	-	291

Net loss	$(80,973)	$(67,414)	$(48,840)	$(15,438)	$(4,459)	$(985)

Basic and diluted loss per share	$(1.70)	$(1.71)	$(1.25)	$(0.45)	$(0.16)	$(0.04)

Basic and diluted shares outstanding	47,502	39,342	39,135	34,359	28,298	24,907

Selected Balance Sheets Data:

	As of October 31,
	2003 Pro forma(1)	2003	2002	2001	2000	1999

Cash, cash equivalents and short-term investments	$190,531	$134,750	$205,996	$274,760	$74,754	$6,163
Working capital	$196,953,	$143,998	$218,333	$276,173	$71,576	$7,204
Long-term investments (U.S Treasury Securities)	$18,690	$18,690	$14,542	$15,773	$-	$-
Total assets	$322,933	$223,363	$289,803	$334,020	$91,028	$19,831
Total current liabilities	$24,626	$16,794	$16,316	$13,052	$7,588	$3,191
Total non-current liabilities	$2,258	$1,484	$1,785	$1,252	$-	$1,625
Total Shareholders' equity	$286,915	$205,085	$271,702	$319,716	$83,251	$14,815
Book value per share(3)	$6.03	$5.20	$6.93	$8.20	$2.65	$0.59

(1)   FuelCell Energy completed its purchase of Global Thermoelectric, Inc. (Global) on November 3, 2003, subsequent to its fiscal year end. The unaudited proforma statements of operations data presents the combined results of operations of FuelCell and Global as if the acquisition had occurred on November 1, 2002 for the purposes of showing twelve months of operating data. The presentation gives effect to certain adjustments including: elimination of non-recurring transaction costs incurred by Global and estimated amortization of the acquired intangible assets. The proforma financial information does not necessarily reflect the results of operations that would have occurred had FuelCell and Global constituted a single entity during such periods.  The primary driver of Global's sales was the TEG product line during the twelve months ended October 31, 2003.

(2)  FuelCell has not completed its purchase price allocation and evaluation of intangible assets acquired.  The unaudited proforma selected balance sheet data presents the combined results of operations of FuelCell and Global as if the acquisition had occurred on October 31, 2003. Proforma information is presented for the purpose of summarizing FuelCell's balances combined with those of Global on the transaction date.

(3)    Calculated as total shareholder's equity divided by common shares issued and outstanding as of the balance sheet date.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

Overview and recent developments. This section provides a general description of our business. We also briefly summarize any significant events occurring subsequent to the close of the reporting period.

Critical accounting policies and estimates. This section discusses those accounting policies and estimates that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

Results of operations. This section provides an analysis of our results of operations for the years ended October 31, 2003, 2002 and 2001. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the company

Factors that may affect future results.    In this section, we detail risk factors that affect our quarterly and annual results, but which are difficult to predict.

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969 and carbonate fuel cells since the mid-1970s.  We are currently commercializing our core carbonate fuel cell products (Direct Fuel Cell ® (DFC ®) Power Plants),  continuing to develop our next generation DFC products and beginning the development process of solid oxide fuel cell (SOFC) technology.

Direct FuelCell (DFC) Power Plants

Increasing demand for reliable power worldwide supplemented by air pollution concerns caused by older, combustion power generation, and weak electrical grid delivery systems present significant market opportunities for our core distributed generation products. Our proprietary carbonate DFC® power plants electrochemically produce electricity directly from readily available hydrocarbon fuels, such as natural gas and wastewater treatment gas.  We believe our products offer significant advantages compared to other power generation technologies, including:

  High fuel efficiency.
  Ultra-clean emissions.
  High reliability.
  Quiet operation.
  Flexible siting and permitting requirements.
  Scalability.
  Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies.

Our current products, the DFC300A, DFC1500 and DFC3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 50 MW.  Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants, data centers, manufacturing and industrial facilities, office buildings, hospitals, universities, and hotels, as well as in grid support applications for utility customers.  We are currently operating 23 DFC power plants at customer sites throughout the U.S., Europe and Japan where they have generated more than 26 million kWh of electricity through January 15, 2004.

We see significant market potential for our products.  A 2003 study by Allied Business Intelligence (ABI) projected that global stationary fuel cell cumulative shipments will rise from 55 MW cumulative through 2003 to nearly 18,000 MW cumulative through 2013, according to its moderate forecast.  Another study, prepared by the DOE/Energy Information Administration (EIA) in 2000, estimated the potential market for combined heat and power (CHP) installations in the United States to be greater than 77,000 MW.  This includes 6,500 MW for hotels/motels, 8,000 MW for hospitals, 19,000 MW for schools/colleges/universities, and over 18,600 MW for office buildings.  Of this 77,000 MW CHP total in the U.S., 50 percent was identified in nine states - California, Florida, Illinois, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

Over the past 30 years, we have invested more than $400 million in the development of our fuel cell technology.  This includes over $200 million funded by various U.S. government agencies, most notably the U.S. Department of Energy (DOE), which has supported our efforts since 1975.  Our primary focus is carbonate fuel cell technology, which we have advanced from the laboratory into standard DFC products.  We believe we have established a leading position for commercializing our DFC products in the distributed generation marketplace due to a number of factors, including:

  We have developed and are selling standardized high-temperature fuel cell power plants for stationary base load power, which provide high fuel efficiency and high-value waste heat for cogeneration applications.
  We have strong global distribution partners, including original equipment manufactures (OEMs) and energy service companies (ESCOs) with expertise in selling and marketing energy products and services to commercial and industrial customers worldwide.
  We have obtained commercial product certifications for safety, interconnection, installation and performance.
  We are operating a fleet of DFC power plants at customer sites throughout the world.
  We have established production facilities, with equipment in place to produce 50 MW of DFC products annually.
  We have created sales and service capabilities to support our DFC products.
  We have a strong balance sheet, with over $200 million in cash, cash equivalents and investments to support our growth.

In introducing our products to the marketplace, we face obstacles that can lengthen the sales cycle.  At the macro-economic level, this includes varying energy demand, capital appropriation cycles and changing economic environments.  At the company-level, the process of commercializing our DFC power plants combined with current annual order volume well below our annual production capabilities results in unsubsidized pricing for our products that is substantially higher than competing products that are more mature.  Available subsidies make us more competitive with other sources of delivered electrical energy; however, the approval process for government incentive programs can be protracted.  At the industry-specific level, there are various global regulatory market obstacles such as an uncertain regulatory environment for distributed generation, monopoly-based electricity markets, interconnect issues, disparate recognition of the location value and environmental benefits of distributed generation, standby power costs and stranded asset exit fees.  We believe that the marketplace is responding favorably to these issues. Significant incentive programs are available in Japan, Europe and the U.S.  Interconnect standards, standby charges and exit fees are being adjusted to accommodate newer technologies that generate electricity with greater fuel efficiency and reduced emissions.  We expect that this trend will continue and help to accelerate the commercialization of our DFC power plants.

Strategically, we are focused on developing sustainable markets; reducing product cost and increasing operating experience for our core DFC products. Sustainable markets are target customer applications with the greatest opportunity for multiple and repeat orders.  By reducing component costs and improving fuel cell stack output, we believe we can lower the overall cost of electricity generated by our products enabling the price of our DFC power plants to be competitive with existing technologies.  As more units are delivered, operating hours will increase which should further open up markets. We believe this focus will result in additional order volume and allow us to penetrate broader commercial and industrial markets for power generation with our DFC products. We believe that as a result of these efforts, we can achieve operating break-even at annual production volumes of approximately 100 MW.

SOFC

In April 2003, we were selected by the Department of Energy (DOE) to lead a project team for its $139 million Solid State Energy Conversion Alliance (SECA) program.  The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells for residential, commercial and light industrial applications ranging in product size from 3 to 10 kilowatts each for applications up to 100 kWh. To strengthen our commercialization capabilities for this contract, we made two strategic investments in SOFC technology; our investment of $2.0 million in Versa Power Systems and our November 2003 acquisition of Global Thermoelectric Inc (Global).  Versa Power Systems was formed to produce a range of products for the distributed generation market incorporating its patented reduced temperature SOFC system. Global has been developing SOFC power plants since 1997. If successfully commercialized, these products would be complementary to our larger scale DFC product line.

Recent Developments

On November 3, 2003 we completed our acquisition of Global Thermoelectric Inc. (Global) located in Calgary, Canada. As consideration in this acquisition, we issued approximately 8.2 million shares of common stock (or equivalents) valued at approximately $80.8 million. We also assumed the Global stock option plan valued at approximately $1.0 million, preferred shares valued at approximately $9.1 million, and incurred transaction costs of approximately $2.8 million. Total consideration is calculated at approximately $93.7 million. Global's financial results will be consolidated with ours beginning in fiscal 2004.

During the twelve months ended October 31, 2003 Global had product sales totaling approximately $20.0 million related to its TEG product line.  Global's total operating loss for the same period was approximately $(12.8) million which includes the results of the TEG product line, fuel cell research and development, selling general and administrative expenses as well as transaction costs expensed.  Global's cash and investment balance at the date of acquisition was approximately $55.8 million.

We continue to evaluate Global's TEG product line in order to determine its strategic fit within the combined company.  While we have solicited offers to sell this product line, we have not made a final determination as to whether or not to retain or monetize its value. Our future operating results and cash flows will be impacted by how quickly we integrate Global with our operations and any strategic decisions made on the TEG product line.

On November 4, 2003, we signed a distribution agreement with Enbridge Inc. The agreement with Enbridge introduces our products to Enbridge's portfolio of energy services in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of our common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We contract with our customers to perform research and development or manufacture and install fuel cell components and power plants under long-term contracts. We recognize revenue on a method similar to the percentage-of-completion method.

Revenues on fuel cell research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract.  In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract.  Revenues from government funded research, development and demonstration programs are generally multi-year, cost reimbursement and/or cost shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement.

While government research and development contracts may extend for many years, oftentimes funding is provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds.  As of October 31, 2003 research and development sales backlog totaled $31.1 million, of which 46 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from product sales and service contracts.  Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value.  Revenues from service contacts are recognized ratably over the contract term while costs are expensed as incurred.

As our fuel cell products are in their initial stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. Once we have established that our fuel cell products have achieved commercial market acceptance and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately upon identification.

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners.  These warrants vest as orders from our business partners exceed stipulated levels.  Should warrants vest or when management estimates that it is probable that warrants will vest, we will record a proportional amount of the fair value of the warrants against related revenue as a sales discount. No discounts have been recorded to date, as our partners have not achieved the business levels outlined in our warrant agreements.

Inventories

During the procurement and manufacturing process of a fuel cell power plant, costs for material, labor and overhead are accumulated in raw material and work-in-process (WIP) inventory until they are transferred to a customer contract.

As our inventories are stated at the lower of recoverable cost or market price, we provide for a lower of cost or market (LCM) reserve against gross inventory values. This reserve is estimated by comparing the current sales prices of our fuel cell power plants to actual costs of completed power plants. As of October 31, 2003, our LCM reserve balance was approximately $10.8 million, which equates to a reduction of approximately 41 percent of our gross inventory value.  As of October 31, 2002 our LCM reserve balance was approximately $7.9 million, which equated to a reduction of approximately 36 percent of the gross inventory value.  The increase in the LCM reserve and percentage over the prior year is due to the higher balance of plant inventory in 2003. Future product sales prices and inventory mix and costs will affect our LCM reserve percentage and balance.

Internal Research and Development

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These costs are classified as research and development expenses on our statements of operations. As funding for research and development contracts fluctuates, we may allocate resources to conduct internally funded research and development activities in order to keep a balanced workforce while advancing our strategic initiatives.

RESULTS OF OPERATIONS

Comparison of the Years Ended October 31, 2003 and October 31, 2002

Revenues and cost of revenues

The following tables summarize our revenue and cost mix as well as the related ratio of costs to revenues for the years ended October 31, 2003 and 2002 (dollar amounts in thousands), respectively:

Revenues:	Year Ended October 31, 2003		Year Ended October 31, 2002		Percentage Increase /
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Research and development contracts	$ 17,709	52%	$ 33,575	81%	(47%)
Product sales and revenues	16,081	48%	7,656	19%	110%
Total	$ 33,790	100%	$ 41,231	100%	(18%)
Cost of revenues:	Year Ended October 31, 2003		Year Ended October 31, 2002		Percentage Increase /
	Cost of Revenues	Percent of Costs	Cost of Revenues	Percent of Costs	(Decrease) in Cost
Research and development contracts	$ 35,827	42%	$ 45,664	59%	(22%)
Product sales and revenues	50,391	58%	32,129	41%	57%
Total	$ 86,218	100%	$ 77,793	100%	11%

Total revenues for the year ended October 31, 2003 decreased by $7.4 million or 18 percent, to $33.8 million from $41.2 million during the prior year.  This decrease in total revenues was comprised of a 47 percent decrease in government research and development contracts partially offset by a 110 percent increase in product sales revenue.

Research and development contracts

Fiscal 2002 research and development contract revenue included a large portion of our one-megawatt and two megawatt power plants for King County, Washington and Clean Coal, respectively. Combined revenue on these contracts was lower in 2003.  Also, in 2003, under budgetary constraints, funding from the U.S. government for certain of our other contracts was delayed.

Cost of research and development contracts decreased to $35.8 million during the year ended October 31, 2003, compared to $45.7 million during fiscal 2002.  The decrease was partially due to reduced activities on the King County, Washington project and delayed funding on certain government contracts. While our funding was reduced due to timing and budgetary constraints, we continue to participate in cost-share contracts and invest in developing fuel cell technology. Our significant cost share contracts during fiscal 2003 included Clean Coal, Department of Energy, King County, and Navy Phase II. The ratio of costs to contract revenues increased in 2003 as the mix of cost-share contracts increased during the year. We expect to continue to participate in cost-share contracts in fiscal 2004 requiring us to make further cost-share investments in the technology being developed.

Product sales and revenues

The fiscal 2003 increase in product sales revenue was related to increased manufacturing and delivery of our DFC300A power plants for both our distribution partners and direct customers.  As a percent of total revenues, product revenues comprised 48 percent compared to 19 percent in the prior year as we continue to focus our business initiatives on the manufacture and delivery of our fuel cell products.

Cost of product sales and revenues increased to $50.3 million during the year ended October 31, 2003 compared to $32.1 million during the prior year.  This increase was due to additional product sales recorded during the year.  The ratio of costs to contract revenues decreased in 2003 as we have reduced overall product costs through our "cost out" initiatives and incurred less "first time" costs including qualifying multiple vendors for materials and components.

We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our engineering and manufacturing efforts and production volumes increase.

Administrative and selling expenses

Administrative and selling expenses increased by 21 percent, to $12.6 million during the year ended October 31, 2003 compared to $10.5 million in the prior year.  This increase was primarily comprised of higher business insurance costs, sales and marketing salaries and franchise taxes.

Research and development expenses

Research and development expenses increased 25 percent, to $8.5 million during the year ended October 31, 2003 compared to the $6.8 million recorded in fiscal 2002. This increase is primarily due to increased investment in development costs associated with the design, engineering, fabrication and installation of our products. We expect increased research and development expenses in fiscal 2004 as we integrate Global into our operations and as our engineering teams continue implementing our "cost out" program

Loss from operations

The net result of our revenues and costs was a loss from operations during the year ended October 31, 2003 totaling $73.6 million.  This operating loss is approximately 37 percent higher than the $53.8 million loss recorded in fiscal 2002. We continue to invest in the standardization of our DFC power plants. For strategic reasons, we also continue to participate in government cost share contracts to advance the development of fuel cells. These factors contributed to our operating loss.  Other factors impacting the operating loss included reduced funding on certain government contracts, development of our distribution network, and increases in operating costs including depreciation on new production equipment, business insurance premiums, information systems and infrastructure.   We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower then our current production costs, and invest in our "cost out" initiatives.

Interest and other income, net

Interest and other income, net, increased by 23 percent, to $6.0 million during the year ended October 31, 2003 compared to the $4.9 million recorded in fiscal 2002.  We have participated in a program available from the State of Connecticut that allows certain taxpayers to exchange the amount of research and development credits generated during a taxable year for cash to be received over a three-year period.  The increase to interest and other income, net was due, in part, to tax credits generated in fiscal years 2001 and 2002 totaling $3.4 million being recorded in fiscal 2003.  There were no tax credits recorded during fiscal 2002.  We do not expect significant tax credit income in fiscal 2004. Interest income for the year declined by $2.3 million or 47 percent as a result of reduced interest rates and lower cash and investment balances compared to the prior year.

Taxes

We believe that due to our efforts to commercialize our DFC technology, we have and will continue to incur losses.  Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Therefore, no tax benefit has been recognized related to current year losses and other deferred tax assets. We expect to incur foreign income tax expense in fiscal 2004 as Global is integrated into our operations. During the twelve month's ended October 31, 2003 Global's tax expense was approximately $0.1 million.

Comparison of the Years Ended October 31, 2002 and October 31, 2001

Revenues and cost of revenues

The following tables summarize our revenue and cost mix as well as the related ratio of costs to revenues for the years ended October 31, 2002 and 2001 (dollar amounts in thousands), respectively:

Revenues:	Year Ended October 31, 2002		Year Ended October 31, 2001		Percentage Increase /
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Research and development contracts	$ 33,575	81%	$ 20,882	80%	61%
Product sales and revenues	7,656	19%	5,297	20%	45%
Total	$ 41,231	100%	$ 26,179	100%	57%
Cost of revenues:	Year Ended October 31, 2002		Year Ended October 31, 2001		Percentage Increase /
	Cost of Revenues	Percent of Costs	Cost of Revenues	Percent of Costs	(Decrease) in Costs
Research and development contracts	$ 45,664	59%	$ 19,033	54%	140%
Product sales and revenues	32,129	41%	16,214	46%	98%
Total	$ 77,793	100%	$35,247	100%	121%

Total revenues increased 57 percent to $41.2 million in the 2002 period from $26.2 million in the 2001 period.  Revenues from research and development contracts increased 61 percent to $33.6 million from $20.8 million in the 2001 period, while product sales increased 45 percent to $7.7 million from $5.3 million in the 2001 period.  The additional $12.7 million of research and development contract revenue was related to King County, Clean Coal, Coal Mine Methane, and Navy Phase II. The additional $2.4 million of product sales revenue was related to the manufacture of DFC power plants for our distribution partners and sales of fuel cell components to MTU.

Cost of research and development contracts increased to $45.7 million in the 2002 period from $19.0 million in the 2001 period.  This was due to sales on cost-shared research and development contracts, including King County, Clean Coal, Navy Phase II and Coal Mine Methane.

Cost of product sales and revenues increased 98 percent, to $32.1 million in the 2002 period from $16.2 million in the 2001 period, due to additional sales of fuel cell components to MTU, an overall increase in the procurement for and manufacturing of DFC power plants for our distribution partners, and development costs on our initial field trial units.

Administrative and selling expenses

Administrative and selling expenses increased 15 percent to $10.5 million in the 2002 period from $9.1 million in the 2001 period. These additional costs were driven by our commercialization efforts and consisted of employment costs of $0.6 million, professional services costs of $0.7 million related to hiring, systems implementation, and marketing efforts.

Research and development expenses

Research and development expenses increased to $6.8 million in the 2002 period from $3.1 million in the 2001 period. This was due to development costs associated with design improvements of our sub-megawatt products and first article testing and design costs related to our megawatt class products.

Loss from operations

Loss from operations increased to $53.8 million in the 2002 period from $21.3 million in the 2001 period.  The additional losses resulted from our field trials and cost shared contracts, and a higher level of sales and marketing activity.

Interest and other income, net

Interest expense increased to $0.2 million in the 2002 period from $0.1 million in the 2001 period. This was attributable to additional borrowings in the 2002 period.

Interest and other income, net, decreased to $4.9 million in the 2002 period from $5.7 million in the 2001 period.  This was due to our lower cash and investments balances and lower interest rates.

Taxes

We believe that due to our efforts to commercialize our DFC technology, we have and will continue to incur losses.  Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Therefore, no tax benefit has been recognized related to current year losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $209 million of cash, cash equivalents and investments as of November 3, 2003, the date we acquired Global Thermoelectric, Inc. As of October 31, 2003, we had total cash, cash equivalents and investments in treasury securities of approximately $153 million.  Subsequent to year-end on November 3, 2003, as further described throughout this document and in Note 16 of our financial statements, we acquired Global Thermoelectric, Inc., which had cash and investment balances totaling approximately $56 million.

Uses of Cash and Investments

We continue to invest in new product development and bringing our products to market and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity, cash generated from operations and borrowings. Cash from operations includes revenue from government research and development contracts, product sales, license fees and interest income. Our future cash requirements depend on numerous factors including increasing annual order volume, implementing our cost reduction efforts on our fuel cell products, and our future involvement in research and development contracts.

Reducing product cost is essential for us to penetrate the market for our high temperature fuel cell products.  We believe this will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies and is critical to achieving profitability.

In 2003, we implemented a 'cost-out' program that focuses on three key areas:

  Increased performance output;
  Increased stack life; and
  Design simplification and materials replacement and/or elimination to reduce product cost.

In addition, we believe increased production volumes will spread fixed costs over more units of production, resulting in a lower per unit cost. Our manufacturing, testing and conditioning facilities have equipment in place to accommodate 50 MW of annual production. Our multi-disciplined cost reduction program is expected to significantly reduce our product costs over time.  Previously, we have stated that we could reach operating break-even at 150 MW to 200 MW of annual production volume.  As a result of successes to date and initiatives underway in our cost reduction program, we believe that we can achieve operating break-even at annual production volumes of approximately 100 MW.

Our research and development contracts are generally multi-year, cost reimbursement type contracts.  The majority of these are U.S. Government contracts that are dependent upon the government's continued allocation of funds and may be terminated in whole or in part at the convenience of the government. We will continue to seek research and development contracts for all of our product lines. To obtain contracts, we must continue to prove the benefits of our technologies and be successful in our competitive bidding.

We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Cash Inflows and Outflows

During the year ended October 31, 2003, cash and cash equivalents and investments decreased by $67.1 million compared with a decrease of $70.0 million during the year ended October 31, 2002.  We used a total of  $61.5 million of cash and cash equivalents during the year ended October 31, 2003 as reported on our Statements of Cash Flows and total short and long-term investments declined by $5.6 million.

The key components of our cash use are as follows:

Operating Activities: During the year ended October 31, 2003, we used $58.8 million in cash in our operating activities, which consists of a net loss for the period of approximately $67.4 million, offset by non-cash adjustments (primarily depreciation) of $6.4 million and cash generated from working capital of approximately $2.2 million.  This compares to an operating cash usage of $55.1 million during the year ended October 31, 2002.  The increase in operating cash usage is due to higher net losses partially offset by higher depreciation and less working capital use compared to the prior period.

Investing Activities:  Capital expenditures for the year ended October 31, 2003 were approximately $6.6 million lower than the prior year as we completed the majority of the Torrington facility machinery purchases in 2002.  We also increased our total investment in Versa Power Systems from $0.5 million in fiscal 2002 to $2.0 million in fiscal 2003.

Financing Activities:  During the year ended October 31, 2003, we generated $0.8 million from financing activities, through the exercise of stock options and purchases of shares in our employee stock purchase plan offset by repayments of debt.  This compares with $1.4 million generated in 2002, which included borrowings of approximately $0.8 million.

Commitments and Significant Contractual Obligations

We have outstanding operating lease commitments of $3.7 million, payable over the next 7 years. We also have a term loan payable over the next five years totaling $1.9 million.

A summary of our significant future contractual obligations as of October 31, 2003 and their payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligation:
Operating lease commitments	$3,722	$709	$964	$1,024	$1,025
Term loan (principal and interest)	1,932	414	828	690	-
Totals	$5,654	$1,123	$1,792	$1,714	$1,025

Additionally, we have short-term purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Research and Development Cost-Share Contracts
We have agreed to and contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project in an agreed ratio with the government agency.  For example, our DOE sponsored demonstration of our two-megawatt DFC3000 power plant operating on synthesis gas derived from coal has a total project value of $34.5 million. The DOE will reimburse 50 percent of the cost on this project and we will incur the balance.  Thus, over the life of this program and, assuming funding is approved annually by Congress, our share of the total research and development expenditures would be approximately $17.3 million for this program. As of October 31, 2003 our research and development sales backlog totaled $31 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $15 million for which we would not be reimbursed by the government.

Product Sales Contracts
Our fuel cell power plant products are in their initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices.  In fiscal 2003 our product costs of  $50.4 million exceeded our product revenues of $16.1 million.  As of October 31, 2003 we had a product sales backlog of approximately $15 million. We do not currently expect sales from this backlog to be profitable, although we cannot predict, with certainty, what our product costs will be on these sales.

Global Thermoelectric Commitments
We assumed the commitments of Global in connection with the November 3, 2003 acquisition.  Global is required to pay quarterly dividends of Cdn. $312,500 on the Series 2 Preferred Shares (subject to possible reduction pursuant to the terms of the Series 2 Preferred Shares on account of increases in the price of FuelCell's Common Stock). We have agreed to guarantee Global's dividend obligations, including paying a minimum of Cdn. $500,000 in cash annually to Enbridge Inc. the holder of the Series 2 preferred Shares, so long as Enbridge holds the shares. Additionally, Global had future lease commitments totaling approximately Cdn. $1.8 million as of the date of acquisition.

Related Party Transactions

Three of our key business partners are shareholders of FuelCell Energy; MTU CFC Solutions GmbH ("MTU"), PPL EnergyPlus LLC ("PPL") and Marubeni, Inc. ("Marubeni"). We recognized approximately $11.7 million, $7.2 million and $3.4 million, of revenues from these customers in the fiscal years ended October 31, 2003, 2002 and 2001, respectively.  As of October 31, 2003 approximately $1.5 million of trade accounts receivable was due from these companies.

We also receive license fee income totaling approximately $0.3 million annually from an agreement with MTU, our European partner. This is an exclusive license granted MTU to use our Direct FuelCell patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of others and us, in each case for a royalty.  Michael Bode, a member of our Board of Directors, is an executive officer of an affiliate of MTU.

On November 4, 2003, we signed a distribution agreement with Enbridge Inc. ("Enbridge"). The agreement with Enbridge introduces our products to Enbridge's portfolio of energy services in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of our common stock. The agreement calls for the warrants to be exercisable on a graduated scale based on order flow generated by Enbridge. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006.  Enbridge also holds 1,000,000 Global Series 2 Preferred Shares, which are convertible into FuelCell common shares.  George K. Petty, a member of our Board of Directors, is also a Director of Enbridge.

RECENT ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This standard did not have a material impact on our financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."   The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for us beginning on August 1, 2003.  We have not entered into any financial instruments within the scope of the Statement to date through October 31, 2003.  This standard did not have a material impact on our financial statements. We currently do not expect this standard to have a material impact on our financial statements going forward.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved.  The Interpretation is effective immediately for all variable interest entities created after January 31, 2003.  We are required to apply the provisions of this Interpretation no later August 1, 2003 to all variable interest entities created before February 1, 2003.  Based on our current structure, this statement will not have a material effect on our financial statements and disclosure.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the following risk factors before making an investment decision.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.  In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have recently incurred losses and anticipate continued losses and negative cash flow.

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

We incurred net losses of $67.4 million for the fiscal year ended October 31, 2003. We anticipate that we will continue to incur losses and generate negative cash flow until we can cost-effectively produce and sell our Direct FuelCell and SOFC products, which we do not expect to occur for several years.  We may never become profitable.  Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with us achieving and sustaining profitability.

Our cost reduction strategy may not succeed or may be significantly delayed.

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

We expect the production costs of our initial commercial products to be higher than their sales prices. We recognize that successfully implementing our strategy and obtaining a significant share of the distributed generation market will require that we offer our Direct FuelCell and SOFC products at competitive prices, which can only be accomplished when production costs are cut substantially from current levels. If we are unable to produce Direct FuelCell or SOFC products at competitive prices relative to alternative technologies and products, our target market customers will be unlikely to buy our fuel cell products.

Our products will compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products, sales of our products will be adversely affected.

Our Direct FuelCell has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane.  Our SOFC fuel cells have been demonstrated using natural gas.  If these fuels are not readily available or if their prices are such that electricity produced by our products costs more than electricity provided through other generation sources, our products would be less economically attractive to potential energy users. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal. Significant decreases in the price of these inputs could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products.

Commercialization of our products is dependent on conducting successful field trials.

One key aspect of our strategy is to leverage the success of our demonstration, field trial and field follow projects into long-term distributor-type relationships that will result in these distributors marketing our Direct FuelCell and SOFC products directly to energy customers. For example, MTU is currently field-testing eight 250 kW power plants in Germany and Spain that incorporate the Direct FuelCell as their fuel cell components and we are operating seven Direct FuelCell units in the United States and one Direct FuelCell unit in Japan. We believe that our fuel cell commercialization program is dependent upon conducting additional commercial field trials and demonstration projects of our power plants and completing substantial additional research and development. We have planned several field trials and demonstration projects for our sub-megawatt and megawatt class Direct FuelCell stationary fuel cell power plants.

Demonstration, field trial and field follow projects may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others (including balance of plant), the failure to combine these technologies properly (including control system coordination) and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays are beyond our control. A failure by us to conduct field trials and demonstration projects of our megawatt class products or a failure to site the scheduled sub-megawatt power plants and complete these commercial field trials and research and development as currently planned could delay the timetable by which we believe we can begin to commercially sell our Direct FuelCell and SOFC products. The failure of planned commercial field trials to perform as well as we anticipate could also have a material adverse effect on our commercialization plans, including the ability to enter into long-term distributor-type relationships for our Direct FuelCell and SOFC products. Any delay, performance failure or perceived problem with our field trials could hurt our reputation in the distributed generation market and, therefore, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We currently face and will continue to face significant competition.

Our Direct FuelCell currently faces, and will continue to face, significant competition, as will any SOFC products introduced in the future. Technological advances in alternative energy products or improvements in the electric grid or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products non-competitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than us, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies.

We compete on the basis of our products' reliability, fuel efficiency, environmental considerations and cost.  We believe that the carbonate fuel cell offers competitive advantages over most other fuel cell designs for stationary base load power generation. These benefits include high fuel efficiency, significantly lower emissions, scalability and potentially lower operating, maintenance and generation costs.  We believe that we are the most advanced high temperature stationary fuel cell company.

Several companies in the United States are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells in the sub-megawatt and megawatt classes. Emerging fuel cell technologies (and companies developing them) include PEM fuel cells (Ballard Power Systems, Inc.; UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells) and solid oxide fuel cells (Siemens Westinghouse Electric Company, Sulzer Hexis, McDermott, GE/Honeywell, Delphi and Accumentrics).  Each of these competitors has the potential to capture market share in our target markets.

There are other potential carbonate fuel cell competitors internationally.  In Asia, Ishikawajima Harima Heavy Industries is active in developing carbonate fuel cells.  In Europe, a company in Italy, Ansaldo Fuel Cells, is actively engaged in carbonate fuel cell development and is a potential competitor. Our licensees in Germany, MTU CFC Solutions GmbH, and its partners have been the most active in Europe.

Other than fuel cell developers, we must also compete with such companies as Caterpillar, Cummins, and Detroit Diesel, which manufacture more mature combustion-based equipment, including various engines and turbines, and have more established manufacturing, distribution, and operating and cost features.  Significant competition may also come from gas turbine companies like General Electric, Ingersall Rand, Solar Turbines and Kawasaki, which have recently made progress in improving fuel efficiency and reducing pollution in large-size combined cycle natural gas fueled generators. These companies have also made efforts to extend these advantages to smaller sizes.  We believe, however, that these smaller gas turbines will not be able to match our fuel efficiency or favorable environmental characteristics.

We may not meet our product development and commercialization milestones.

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable Direct FuelCell products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. To gauge our progress, we operate, test and evaluate our Direct FuelCell products under actual conditions and will do the same with our SOFC products. If our systems exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our initial commercial Direct FuelCell products and future SOFC products may decline to purchase them or choose to purchase alternative technologies. We cannot be sure that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet publicly announced milestones might have a material adverse effect on our operations and our stock price.

We have limited experience manufacturing our Direct FuelCell products on a commercial basis and have no such experience with SOFC products.

To date, we have focused primarily on research and development and conducting demonstrations and field trials. We have limited experience manufacturing our Direct FuelCell products on a commercial basis and Global has no such experience with SOFC products. We have installed equipment that will allow us to produce 50 MW of Direct FuelCell products per year. We expect that we will then increase our manufacturing capacity based on market demand. We can expand our manufacturing capacity to 100 MW of Direct FuelCell products at our current facility. We cannot be sure that we will be able to achieve our planned increases in production capacity. Also, as we scale up our production capacity, we cannot be sure that unplanned failures or other technical problems relating to the manufacturing process will not occur.

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

Our commercialization plans are dependent on market acceptance of our Direct FuelCell and SOFC products.

Our commercialization plans are dependent upon market acceptance of, as well as enhancements to, those products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is new and evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell and SOFC products may be affected by many factors that are out of our control, including:

  the cost competitiveness of our fuel cell products;

   the future costs of natural gas and other fuels used by our fuel cell products;

  consumer reluctance to try a new product;

  consumer perceptions of the safety of our fuel cell products;

  the pace of utility deregulation nationwide, which could affect the market for distributed generation;

  local permitting and environmental requirements; and,

  the emergence of newer, more competitive technologies and products.

If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of Direct FuelCell and SOFC products and may never achieve profitability.

As we continue to commercialize our Direct FuelCell products and work towards the future commercialization of our SOFC products, we will continue to develop warranties, production guarantees and other terms and conditions relating to our products that will be acceptable to the marketplace, continue to develop a service organization that will aid in servicing our products and obtain self-regulatory certifications, if available, with respect to our products. Failure to achieve any of these objectives may also slow the development of a sufficient market for our products and, therefore, have a material adverse effect on our results of operations.

We must lower the cost of our solid oxide fuel cell systems and demonstrate their reliability.

Global's solid oxide fuel cell systems are currently in the development stage. While proof of concept prototypes have been developed and tested in controlled conditions, these systems have not yet undergone extensive testing, nor have the designs been refined to the level of a commercial product. The prototypes incorporate specialty components that are produced in one-off or small batch quantities. The current prototypes cost significantly more and perform at a lower level than established competing technologies. Although we intend to remain committed to commercializing SOFC technology, if we are unable to develop and manufacture fuel cell systems that are competitive with competing technologies in terms of price, reliability and longevity, consumers will be unlikely to buy products containing solid oxide fuel cells and fuel cell systems. The price of fuel cell systems is dependent largely on material and manufacturing costs and the cost of "balance of plant" components. We cannot guarantee that we will be able to lower these costs to the level where we will be able to produce a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

Our government research and development contracts are important to the implementation of our commercialization plans.

Our fuel cell revenues have been principally derived from a long-term cooperative agreement and other contracts with the U.S. Department of Energy, the U.S. Department of Defense, the U.S. Navy and the U.S. Environmental Protection Agency. These agreements are important to the continued development and commercialization of our technology and our products.

Generally, our U.S. government research and development contracts, including the Department of Energy cooperative agreement, are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual congressional appropriations and the results of government or agency sponsored audits of our cost reduction efforts and our cost projections. We can only receive funds under these contracts ultimately made available to us annually by Congress as a result of the appropriations process. Accordingly, we cannot be sure whether we will receive the full amount allocated by the Department of Energy under the Department of Energy cooperative agreement or the full amounts allocated under our other government research and development contracts. Failure to receive the full amounts allocated under any of our government research and development contracts could materially adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

The United States government has certain rights relating to our intellectual property.

Many of our United States patents relating to our carbonate fuel cell technology are the result of government-funded research and development programs, including the Department of Energy cooperative agreement. Four of our patents that were the result of Department of Energy-funded research prior to January 1988 (the date that we qualified as a "small business") are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. We own all patents resulting from research funded by our Department of Energy contracts awarded after January 1988 to date, based on our "small business" status when each contract was awarded. Under current regulations, patents resulting from research funded by government agencies other than the Department of Energy are owned by us, whether or not we are a "small business."

Fourteen United States patents that we own have resulted from government-funded research and are subject to the risk of exercise of "march-in" rights by the government. March-in rights refer to the right of the United States government or government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. These "march-in" rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. In addition, our Department of Energy-funded research and development agreements also require us to agree that we will not provide to a foreign entity any fuel cell technology subject to that agreement unless the fuel cell technology will be substantially manufactured in the U.S.

We no longer qualify as a "small business," which could adversely affect our rights to patents under DOE-funded contracts.

We no longer qualify as a "small business" under applicable government regulations because we have more than 500 employees after our acquisition of Global.  This could affect our ability to own outright those patents we may develop under contracts, grants or cooperative agreements funded by the Department of Energy (DOE) in the future. The failure to qualify as a "small business" does not, however, affect our existing contracts, grants or cooperative agreements with the DOE, or our ownership of patents we developed with the DOE under contracts entered into while we qualified as a "small business."  As we are unable to certify in proposals to DOE that we qualify as a "small business," we will not own patents we develop under contracts, grants or cooperative agreements funded by the Department of Energy based on such certification, unless we obtain a patent waiver from the Department of Energy.  We believe we would be able to obtain patent waivers from the Department of Energy for future contracts, however, we can make no assurances or guarantees that we will be able to obtain such waivers. Without a waiver, we would retain only a nonexclusive license to those patents.   We will continue to retain ownership of patents developed with governmental agencies other than the Department of Energy because non-Department of Energy contracts are not affected by a change in our "small business" status.  Failure to continue to qualify as a "small business" will also eliminate our eligibility to participate in future U.S. Small Business Innovation Research program contracts.

We may be restricted in pursuing certain activity outside Canada or with certain partners in parts of Canada.

We are subject to the contractual terms of Global's existing agreements that restrict its ability to pursue certain commercial activities. Global entered into agreements with the National Research Council of Canada which require that, until at least March 2004, Global obtain prior written consent in order to conduct manufacturing using any results from the development of projects under these agreements outside of Canada or sell, assign, transfer or otherwise dispose of any rights to intellectual property arising out of such project to any person or organization outside of Canada, or to any government other than the Canadian government. Additionally, Global has entered into a development agreement with Natural Resources Canada/CANMET whereby Global may not license the intellectual property developed in performance of the project to any government other than the Canadian government, or to any person, corporation, partnership or business for the purpose of manufacturing outside Canada the products or processes resulting from the project without the prior consent of the applicable Canadian government agency. Global has also appointed an exclusive distributor for certain products in areas within Canada, thereby limiting our future ability to use any other distributors for those products in those areas.

Our future success and growth is dependent on our distribution strategy.

We do not plan to establish a direct distribution infrastructure for our Direct FuelCell or SOFC products. A key aspect of our strategy is to use multiple third-party distribution channels to ultimately service our diverse customer base. Depending on the needs of the customer, our Direct FuelCell and SOFC products could be distributed through a value-added distributor who could provide a package of our products and various other components such as flywheels and battery storage devices; through an energy services company who could arrange various ancillary services for the customer; or through power generation equipment suppliers.

We cannot assure you that we will enter into distributor relationships that are consistent with, or sufficient to support, our commercialization plans or our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the distributors with which we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these distributor arrangements have or will require that we grant exclusive distribution rights to companies in defined territories. These exclusive arrangements could result in us being unable to enter into other arrangements at a time when the distributor with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. In addition, three of our current distributor arrangements include, and some future distributor arrangements may also include, the issuance of equity and warrants to purchase our equity, which may have an adverse effect on our stock price. To the extent we enter into distributor relationships, the failure of these distributors in assisting us with the marketing and distribution of our products may adversely affect our results of operations and financial condition.

We cannot be sure that MTU will continue to, or original equipment manufacturers ("OEMs") will, manufacture or package products using our Direct FuelCell or SOFC components. In this area, our success will largely depend upon our ability to make our products compatible with the power plant products of OEMs and the ability of these OEMs to sell their products containing our products. In addition, some OEMs may need to redesign or modify their existing power plant products to fully incorporate our products. Accordingly, any integration, design, manufacturing or marketing problems encountered by MTU or other OEMs could adversely affect the market for our Direct FuelCell or SOFC products and, therefore, our business, prospects, results of operations and financial condition.

We depend on third party suppliers for the development and supply of key components for Direct FuelCell and SOFC products.

We purchase several key components of our Direct FuelCell and SOFC products from other companies and rely on third-party suppliers for the balance-of-plant components in our Direct FuelCell and SOFC products. There are a limited number of suppliers for some of the key components of Direct FuelCell and SOFC products. A supplier's failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or technical specifications or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our Direct FuelCell and SOFC products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

We do not know when or whether we will secure long-term supply relationships with any of our suppliers or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our Direct FuelCell and SOFC products.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We do not currently conduct freedom to operate analyses. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that FuelCell has obtained will expire between 2003 and 2021 and the average remaining life of FuelCell's U.S. patents is approximately 9.7 years. The patent that Global has obtained will expire in 2019.  Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing third-party patents, we do not know whether we will able to obtain licenses to use such patents on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that:

  any of the U.S., Canadian or other foreign patents owned by us or other patents that third parties license to us will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; or, any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our subcontractors, vendors, suppliers, consultants, strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property has been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

If necessary or desirable, we may seek extensions of existing licenses or further licenses under the patents or other intellectual property rights of others. However, we can give no assurances that we will obtain such extensions or further licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for intellectual property that we use at present could cause us to incur substantial liabilities, and to suspend the manufacture or shipment of products or our use of processes requiring the use of that intellectual property.

While we are not currently engaged in any material intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not that litigation is resolved in our favor.

There may be limitations on our right to exploit technology jointly developed between Global and strategic partners.

The extent to which we own or otherwise have the right to commercially exploit technology developed in connection with certain of Global's strategic alliances is not clear. Due to ambiguities under some of Global's applicable joint development agreements, it is unclear whether we have the right to exploit technology arising from these alliances (exclusively or otherwise) or whether we can stop competitors from exploiting the technology. In the event that a Global strategic partner challenges our use of certain technology, we could incur substantial litigation costs, be forced to make expensive products, pay substantial damages or royalties or even be forced to cease operations relating to such technology.

Our future success will depend on our ability to attract and retain qualified management and technical personnel.

Our future success is substantially dependent on the continued services and on the performance of our executive officers and other key management, engineering, scientific, manufacturing and operating personnel, particularly Jerry Leitman, our President and Chief Executive Officer, and Dr. Hansraj Maru and Christopher Bentley, Executive Vice Presidents. The loss of the services of any executive officer, including Mr. Leitman, Dr. Maru and Mr. Bentley, or other key management, engineering, scientific, manufacturing and operating personnel could materially adversely affect our business. Our ability to achieve our development and commercialization plans will also depend on our ability to attract and retain additional qualified management and technical personnel. Recruiting personnel for the fuel cell industry is competitive. We do not know whether we will be able to attract or retain additional qualified management and technical personnel. Our inability to attract and retain additional qualified management and technical personnel, or the departure of key employees, could materially adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

Our management may be unable to manage rapid growth effectively.

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

We may be affected by environmental and other governmental regulation.

As we begin to commercialize our Direct FuelCell and SOFC products, we will be subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. Assuming no co-generation applications are used in conjunction with our larger Direct FuelCell plants, they will discharge humid flue gas at temperatures of approximately 700-800° F, water at temperatures of approximately 10-20° F above ambient air temperatures and carbon dioxide. These emissions will require permits that we expect (but cannot ensure) will be similar to those applicable to generating units.

In addition, it is possible that industry-specific laws and regulations will be adopted covering matters such as transmission scheduling, distribution and the characteristics and quality of our products, including installation and servicing. This regulation could limit the growth in the use of carbonate and SOFC products, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our Direct FuelCell and SOFC products. Accordingly, compliance with existing or future laws and regulations as we begin to commercialize and site our products could have a material adverse effect on our business, prospects, results of operations and financial condition.

Department of Energy approval to use Global in the SECA program is uncertain.

Although the Department of Energy has selected FuelCell for the SECA project, the Department of Energy could restructure its grant based on our acquisition of Global.  If the Department of Energy did restructure its grant, we could lose the opportunity to be awarded some or all of the funding for the SECA project.  In addition, we are not guaranteed to receive any payments from the SECA project.

Utility companies could impose customer fees or interconnection requirements to our customers that could make our products less desirable.

Utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back up purposes. These fees could increase the cost to our customers of using our Direct FuelCell and SOFC products and could make our products less desirable, thereby harming our business, prospects, results of operations and financial condition.

Several states (Texas, New York, California and others) have created and adopted or are in the process of creating their own interconnection regulations covering both technical and financial requirements for interconnection to utility grids. Depending on the complexities of the requirements, installation of our systems may become burdened with additional costs that might have a negative impact on our ability to sell systems. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. The Institute of Electrical and Electronics Engineers has been working to create an interconnection standard addressing the technical requirements for distributed generation to interconnect to utility grids. Many parties are hopeful that this standard will be adopted nationally when it is completed to help reduce the barriers to deployment of distributed generation such as fuel cells, however this standard may be delayed or never completed thereby limiting the commercial prospects and profitability of our fuel cell systems.

Changes in government regulations and electric utility industry restructuring may affect demand for our Direct FuelCell and SOFC products.

Our target market, the distributed generation market, is driven by deregulation and restructuring of the electric utility industry in the United States and elsewhere and by the requirements of utilities, independent power producers and end users. Deregulation of the electric utility industry is subject to government policies that will determine the pace and extent of deregulation. Many states have recently delayed the implementation of deregulation as a result of power disturbances in California several summers ago. Changes in government and public policy over time could further delay or otherwise affect deregulation and, therefore, adversely affect our prospects for commercializing our Direct FuelCell and SOFC products and our financial results. We cannot predict how the deregulation and restructuring of the electric utility industry will ultimately affect the market for our Direct FuelCell and SOFC products.

We could be liable for environmental damages resulting from our research, development or manufacturing operations.

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

We may be required to conduct environmental remediation activities, which could be expensive.

We are subject to a number of environmental laws and regulations, including those concerning the handling, treatment, storage and disposal of hazardous materials. These environmental laws generally impose liability on present and former owners and operators, transporters and generators for remediation of contaminated properties.  Except as set forth below, we believe that our businesses are operating in compliance in all material respects with applicable environmental laws, many of which provide for substantial penalties for violations. We cannot assure you that future changes in such laws, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities. In addition, we may be required to incur substantial costs to comply with current or future environmental and safety laws and regulations.

In late 2002, a site inspection at Global's manufacturing facility in Bassano, Alberta, Canada detected soil and groundwater contamination. The primary contaminants detected at this facility and adjacent property are components of a common degreasing agent used in the 1980s.  Pursuant to the Environmental Protection and Enhancement Act (Alberta), the party responsible for contamination has a statutory obligation to take all reasonable measures to remediate a release of hazardous substances that may cause an adverse effect on human health, safety or the environment. Alberta Environment, the regulatory agency with jurisdiction over these matters in Alberta, has confirmed that a remediation strategy is required. Global has engaged a third party international environmental consulting firm to further evaluate the extent of the contamination and assist Global and Alberta Environment in developing a remediation strategy.

Based on the data available as of July 2003, Global's environmental consultant proposed a remediation strategy to prevent further offsite contaminant migration and to capture and remediate existing soil and groundwater contamination. Based on this strategy, Global has proposed a remediation program to Alberta Environment regarding the Bassano site and currently estimates that total costs for implementing and operating the remediation system for a period of ten years to be approximately Cdn.$1.2 million to Cdn.$1.4 million.

Global's consultant acknowledges that there are a number of uncertainties associated with the contamination at the Bassano facility, and the cost estimates are based on a number of key assumptions. If Alberta Environment promulgates remedial standards or guidelines for the suspected environmental contaminants in the future, Alberta Environment may require Global to remediate to such standards or guidelines (which could be more difficult and expensive). The proposed remedial system may not be accepted by Alberta Environment or other parties, and/or remediation may be required for more than ten years, both of which could significantly increase the cost of the remediation.

The remediation cost estimate provided above does not include costs that Global may incur for legal fees or for administrative expenses in connection with the remediation activities. As noted above, there are numerous uncertainties associated with environmental liabilities and no assurances can be given that Global's consultant's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including the lateral and vertical extent of the contamination, any additional operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or legal fees that may be incurred and any regulatory requirements that may be imposed by Alberta Environment.

Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims.

Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. In addition, our Direct FuelCell and SOFC products operate at high temperatures and our Direct FuelCell products use corrosive carbonate material, which could expose us to potential liability claims. Any accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for our Direct FuelCell and SOFC products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

We are subject to risks inherent in international operations.

Since we plan to market our Direct FuelCell and SOFC products both inside and outside the United States and Canada, our success depends, in part, on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws.

We have large and influential shareholders.

MTU currently owns approximately 5.8 percent of our outstanding common stock (based upon the number of shares of our common stock outstanding as of January 14, 2004). Loeb Investors Co. LXXV and Warren Bagatelle (a managing director of an affiliate of Loeb Investors Co. LXXV) collectively own approximately 3.4 percent of our outstanding common stock (based upon the number of shares of our common stock outstanding as of January 14, 2004). These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Michael Bode (Chief Executive Officer of MTU CFC Solutions GmbH), Warren Bagatelle and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). MTU is also a licensee of our technology and a purchaser of our Direct FuelCell products. Therefore, it may be in MTU's interest to possess substantial influence over matters concerning our overall strategy and technological and commercial development. In addition, MTU's ownership interest could raise a conflict of interest if MTU is experimenting with competing technologies for its own products.

Our stock price has been and could remain volatile.

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

   insider selling or buying;

  demand for our common stock; and,

  general technological or economic trends.

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

Provisions of Delaware and Connecticut law and of our charter and by-laws may make a takeover more difficult.

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

We depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain.

We have entered into relationships with strategic partners for design, product development and distribution of our existing products, and products under development, some of which may not have been documented by a definitive agreement. Where definitive agreements govern the relationships between us and our respective partners, the terms and conditions of many of these agreements allow for termination by the partners. Termination of any of these agreements could adversely affect our ability to design, develop and distribute these products to the marketplace. In many cases, these strategic relationships are governed by a memorandum of understanding or a letter of intent. We cannot assure you that we will be able to successfully negotiate and execute definitive agreements with any of these partners, and failure to do so may effectively terminate the relevant relationship.

Adverse market conditions related to Global's thermoelectric generators may impact future revenue and profits.

Demand for Global's thermoelectric generators depends primarily on the level of spending by oil and natural gas companies for gas exploration and development activities and on the level of gas pipeline construction activity. These activity levels are directly affected by fluctuations in world energy prices, world supply and demand for oil and natural gas and government regulations in Canada, the United States and internationally, all of which are beyond our and our customers' control. Reduced levels of activity in the oil and natural gas industry can intensify competition and result in lower revenue and operating profit margin.

Our acquisition of Global is expected to result in benefits to us, but we may not realize those benefits due to challenges associated with integrating the two companies.

The success of our acquisition of Global will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of FuelCell and Global.  The failure of the combined company to meet the challenges involved in successfully integrating the operations of FuelCell and Global or otherwise to realize any of the anticipated benefits of the acquisition, including anticipated cost savings, could seriously harm the results of operations of the combined company. In addition, the overall integration of FuelCell and Global may result in unanticipated operations problems, expenses and liabilities and diversion of management's attention. The challenges involved in this integration include the following:

   integrating successfully FuelCell and Global's operations, technologies, products and services;

   coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

  demonstrating to the customers of FuelCell and Global that the acquisition will not result in adverse changes in business focus;

  coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

   preserving distribution, marketing or other important relationships of both FuelCell and Global and resolving potential conflicts that may arise;

  assimilating the personnel of FuelCell and Global and persuading employees that the business cultures of FuelCell and Global are compatible;

   maintaining employee morale and motivation, particularly given recent cost reduction initiatives undertaken by FuelCell and Global, and retaining key employees; and

  reducing the costs associated with FuelCell and Global's operations.

We may not be able to successfully integrate the operations of FuelCell and Global in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisition to the extent or in the timeframe anticipated. The anticipated benefits and synergies include cost savings associated with anticipated restructuring efforts and other operational efficiencies, greater economies of scale and revenue enhancement opportunities. In addition, we anticipate that Global's cash reserves will provide the combined company with an increased ability to fund development and operations. However, these anticipated benefits and synergies are based on assumptions, not actual experience, and assume a successful integration. Our ability to realize these benefits and synergies could be adversely impacted to the extent that FuelCell's or Global's relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the acquisition, or by practical or legal constraints on our ability to combine operations or implement workforce reductions.

We presently expect to incur significant costs to streamline the combined company's business, reduce excess capacity and eliminate redundant operations. In addition, we may incur costs to the extent we choose to terminate, renegotiate or amend any of Global's existing obligations as part of the post-closing integration of the companies. Accordingly, we believe we may incur charges to operations, which are not currently reasonably estimable, in periods following the acquisition to reflect costs associated with integrating and streamlining the businesses and operations of FuelCell and Global. There can be no assurance that the costs associated with streamlining the business, reducing excess capacity and eliminating redundant operations will not exceed those projected, and we cannot assure you that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.

Purchase accounting treatment and the impact of amortization of intangibles with definite lives relating to the Global acquisition could adversely affect our operating results.

The acquisition of Global has been accounted for under the purchase method of accounting and we are considered the acquirer of Global for accounting purposes. Accordingly, our historical financial statements will continue to be the historical financial statements of the combined company and Global will be included in the ongoing results of operations prospectively from November 3, 2003, the date of the consummation of the acquisition. Under purchase accounting, we expect to record the following as the cost of acquiring the business of Global:

-          the sum of the market value of our common stock issued in connection with the acquisition;

-          the fair value of Global preferred stock assumed by us in connection with the acquisition;

-          the fair value of Global stock options assumed by us in connection with the acquisition; and

-          the amount of direct transaction costs incurred by us in connection with the acquisition.

We have allocated the cost of the items described above to the individual assets acquired and liabilities assumed, including intangible assets such as customer relationships, based on their respective fair values. Intangible assets, including intangibles with indefinite lives, from acquisitions are evaluated annually to determine whether any portion of the remaining balance of such indefinite lived intangibles may not be recoverable. If it is determined in the future that a portion of any intangibles recorded as a result of the transaction are impaired, we will be required to write off that portion which would decrease our net income (or alternatively increase our net loss) in the future, and this could have a material adverse effect on the market value of our common stock.

Future sales of substantial amounts of our common stock or exchangeable shares and the dilution associated with our acquisition of Global could affect the market price of our common stock.

Future sales of substantial amounts of our common stock or exchangeable shares into the public market, including shares of our common stock issued upon exercise of options and warrants, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future.

In connection with our acquisition of Global, we:

  issued an aggregate of approximately 8.2 million shares of our common stock and exchangeable shares to the former holders of Global common shares, which shares are freely tradable unless they are held by affiliates of Global or FuelCell;

  assumed all outstanding options to purchase Global common shares; and

  assumed the obligation to issue our shares upon the conversion of the outstanding Global Series 2 Preferred Shares.

The issuance of the above-described shares of FuelCell common stock and exchangeable shares, and the issuance of FuelCell common shares upon the exercise of the above-described options or the conversion of the above described Global Series 2 Preferred Shares, may have a dilutive effect and hence decrease the market price of the shares of our common stock.

In addition, as of October 31, 2003, 7.5 million shares of our common stock were reserved for issuance under our stock option and other benefit plans and 2.9 million shares of our common stock were reserved for issuance pursuant to outstanding warrants. As of October 31, 2003, options to purchase 5.3 million shares of our common stock were issued under our stock option plans at a weighted average exercise price of $9.94 per share, of which options to purchase 3.3 million shares had vested. The outstanding warrants to purchase shares of our common stock have not yet vested.

The rights of the Global Series 2 Preferred Shares could negatively impact the combined company.

Following our acquisition of Global, Global's Series 2 Preferred Shares remained outstanding in Global, as a subsidiary of FuelCell. The terms of the Global Series 2 Preferred Shares provide rights to the holder, Enbridge Inc., including dividend and conversion rights among others that could negatively impact our company. For example, the terms of the Global Series 2 Preferred Shares provide that the holders are entitled to receive cumulative dividends for each calendar quarter for so long as such shares are outstanding. Assuming the exchange rate for Canadian dollars is Cdn.$1.3104 to U.S.$1.00 at the time of the applicable dividend payment date, we could be required to pay a preferred dividend of approximately $238,477 per calendar quarter, subject to reduction in accordance with the terms of the Global Series 2 Preferred Shares. The terms of the Global Series 2 Preferred Shares also require that the holder be paid any accrued and unpaid dividends on December 31, 2010. To the extent that there is a significant amount of accrued dividends that are unpaid as of December 31, 2010 and we do not have sufficient working capital at that time to pay the accrued dividends, our financial condition could be adversely affected.

Upon the completion of the combination, we agreed to guarantee Global's dividend obligations, including paying a minimum of Cdn.$500,000 in cash annually to Enbridge for so long as Enbridge holds the Global Series 2 Preferred Shares.

As a result of the combination, we are required to issue common stock to the holder of the Global Series 2 Preferred Shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing shareholders. For example, assuming the holder of the Global Series 2 Preferred Shares exercises its conversion rights after July 31, 2020, the exchange rate for Canadian dollars is Cdn.$1.3104 to U.S.$1.00 at the time of such conversion and our common stock price is $14.62 at the time of such conversion, we would be required to issue approximately 1,373,615 shares of our common stock.

Since the Global Series 2 Preferred Shares remain outstanding in Global, Global is not a wholly-owned subsidiary of FuelCell and we may not be able to take actions that would be adverse to the holder of the Global Series 2 Preferred Shares without approval of the holder thereof. In addition, to the extent that the terms of the Global Series 2 Preferred Shares restrict Global's ability to pay dividends or make other distributions to other common shareholders of Global, our ability to distribute cash from Global to FuelCell may be limited. For example, without the consent of the holder of the Global Series 2 Preferred Shares, Global is restricted from paying dividends to any other shareholders unless all required dividends have been paid, or set apart, up to the applicable dividend payment date for the Global Series 2 Preferred Shares.

Our future operating results may fluctuate, which could result in a lower price for our common stock.

The market price of our common stock may decline below currently prevailing levels. The market price of our common stock may be adversely affected by numerous factors, including:

  actual or anticipated fluctuations in our operating results;

  changes in financial estimates by securities analysts; and

  general market conditions and other factors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months.  Cash is invested overnight with high credit quality financial institutions.  Based on our overall interest exposure at October 31, 2003, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.4 million annually.

Currency Rate Exposure

Our functional currency is the U.S. dollar.  To the extent we expand our international operations, we will be exposed to increased risk of currency fluctuation.  In fiscal 2004 and beyond, we have or will be purchasing materials for various projects in foreign countries.  These purchases may be denominated in the currency of the related region.  In order to protect the purchase price from currency fluctuations, we may, from time to time, enter into forward contracts to purchase foreign currency.   It is expected that changes in the market value of the forward contracts will be included as part of the acquisition price of the materials inventory and realized when the project is ultimately completed, along with the offsetting foreign currency gains or losses.

Additionally, in connection with our acquisition of Global we expect to recognize revenues and expenses on currencies other then U.S. dollars. This could generate foreign currency gains or losses depending on the strength of the U.S. dollar compared to these currencies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Shareholders
FuelCell Energy, Inc.

We have audited the accompanying balance sheets of FuelCell Energy, Inc., as of October 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc., at October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

Hartford, Connecticut
December 12, 2003

FUELCELL ENERGY, INC.
Balance Sheets
(Dollars in thousands, except share and per share amounts)

	October 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$41,000	$102,495
Investments: U.S. treasury securities	93,750	103,501
Accounts receivable, net of allowance for doubtful accounts of $60 and $85, respectively	4,948	10,438
Inventories, net	15,954	13,981
Other current assets	5,140	4,334
Total current assets	160,792	234,749

Property, plant and equipment, net	39,778	38,710
Investments: U.S. treasury securities	18,690	14,542
Other assets, net	4,103	1,802
Total assets	$223,363	$289,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$323	$285
Accounts payable	6,667	4,712
Accrued liabilities	5,369	7,815
Deferred license fee income	37	38
Deferred revenue	4,398	3,466
Total current liabilities	16,794	16,316

Long-term debt	1,484	1,785
Total liabilities	18,278	18,101

Commitments and contingencies

Shareholders' equity
Common stock ($.0001 par value); 150,000,000 shares authorized at October 31, 2003 and October 31, 2002; 39,423,133 and 39,228,828 shares issued and outstanding at October 31, 2003 and October 31, 2002, respectively	4	4
Additional paid-in capital	340,559	339,762
Accumulated deficit	(135,478)	(68,064)
Total Shareholders' equity	205,085	271,702

Total liabilities and Shareholders' equity	$223,363	$289,803

See accompanying notes to financial statements.

FUELCELL ENERGY, INC.
Statements of Operations
For the years ended October 31, 2003, 2002, and 2001
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2003	2002	2001
Revenues:
Research and development contracts	$17,709	$33,575	$20,882
Product sales and revenues	16,081	7,656	5,297
Total revenues	33,790	41,231	26,179

Costs and expenses:
Cost of research and development contracts	35,827	45,664	19,033
Cost of product sales and revenues	50,391	32,129	16,214
Administrative and selling expenses	12,631	10,451	9,100
Research and development expenses	8,509	6,806	3,108
Total costs and expenses	107,358	95,050	47,455

Loss from operations	(73,568)	(53,819)	(21,276)

License fee income, net	270	270	270
Interest expense	(128)	(160)	(116)
Interest and other income, net	6,012	4,876	5,684

Loss before provision for income taxes	(67,414)	(48,833)	(15,438)

Provision for income taxes	-	7	-

Net loss	$(67,414)	$(48,840)	$(15,438)

Loss per share:
Basic and diluted loss per share	$(1.71)	$(1.25)	$(0.45)

Basic and diluted weighted average shares outstanding	39,342,345	39,135,256	34,359,320

See accompanying notes to financial statements.

FUELCELL ENERGY, INC.
Statements of Changes in Shareholders' Equity
For the years ended October 31, 2003, 2002, and 2001
(Dollars in thousands, except share and per share amounts)

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance at October 31, 2000	31,461,420	$3	$87,034	$(3,786)	$83,251

Compensation for stock options granted			100		100
Issuance of common stock under benefit plans	16,414		213		213
Issuance of common stock for follow-on offering in June 2001	6,900,000	1	241,500		241,501
Issuance of common stock	268,114		10,000		10,000
Stock options exercised	354,382		1,110		1,110
Common stock retired for non-cash exercise of options	(1,542)		(60)		(60)
Common stock and equity investment costs			(708)		(708)
Deconsolidation of Xiamen Joint Venture			(253)		(253)
Net loss				(15,438)	(15,438)
Balance at October 31, 2001	38,998,788	$4	$338,936	$(19,224)	$319,716

Issuance of common stock under benefit plans	16,324		219		219
Stock options exercised	213,716		307		307
Common stock and equity investment costs			300		300
Net loss				(48,840)	(48,840)
Balance at October 31, 2002	39,228,828	$4	$339,762	$(68,064)	$271,702

Issuance of common stock under benefit plans	33,620		171		171
Stock options exercised	165,068		666		666
Common stock retired for non-cash exercise of options	(4,383)		(40)		(40)
Net loss				(67,414)	(67,414)
Balance at October 31, 2003	39,423,133	$4	$340,559	$(135,478)	$205,085

See accompanying notes to financial statements.

FUELCELL ENERGY, INC.
Statements of Cash Flows
For the years ended October 31, 2003, 2002, and 2001
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(67,414)	$(48,840)	$(15,438)
Adjustments to reconcile net loss to
net cash used in operating activities:
Compensation for options granted	-	-	100
Depreciation and amortization	5,823	3,420	2,034
Amortization of treasury note premium	551	363	-
Deferred income taxes	-	291	-
(Gain) loss on disposal of property	29	63	(4)
Provision for doubtful accounts	(25)	(65)	(24)
(Increase) decrease in operating assets:
Accounts receivable	5,515	(3,263)	(3,627)
Inventories	(1,973)	(7,647)	(6,029)
Other current assets	(1,824)	(2,659)	(400)
Increase (decrease) in operating liabilities:
Accounts payable	1,955	33	3,053
Accrued liabilities	(2,403)	1,141	3,216
Deferred revenue	932	2,068	656
Deferred license fee income and other	(1)	1	48

Net cash used in operating activities	(58,835)	(55,094)	(16,415)

Cash flows from investing activities:
Capital expenditures	(6,630)	(15,373)	(19,094)
Treasury notes matured	155,659	82,500	-
Treasury notes purchased	(150,680)	(167,288)	(33,663)
Investment in Versa Power Systems	(1,500)	(500)	-

Net cash used in investing activities	(3,151)	(100,661)	(52,757)

Cash flows from financing activities:
Long term debt borrowings	-	787	1,427
Repayment on long-term debt	(306)	(233)	(1,625)
Sales of common stock	-	-	251,501
Deconsolidation of Xiamen Joint Venture	-	-	(570)
Common stock and equity investment costs	-	300	(708)
Common stock issued for Option and Stock Purchase Plans	797	526	1,263

Net cash provided by financing activities	491	1,380	251,288

Net (decrease) increase in cash and cash equivalents	(61,495)	(154,375)	182,116

Cash and cash equivalents-beginning of year	102,495	256,870	74,754
Cash and cash equivalents-end of year	$41,000	$102,495	$256,870

Cash paid during the period for:
Interest	$128	$160	$116
Income taxes	$151	$218	$135

See accompanying notes to financial statements.

FUELCELL ENERGY, INC.
Notes to Financial Statements
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

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

The accompanying financial statements as of and for the three years ended October 31, 2003 contain only our accounts and during the three years ended October 31, 2003 we operated as a single business entity.  Prior to October 31, 2000, the accounts of our former subsidiary, Xiamen-ERC High Technology Joint Venture, Inc., were included.

Certain reclassifications have been made to our prior year financial statements to conform to the 2003 presentation.

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

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

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

Revenue/License Fee Revenue Recognition

We contract with our customers to perform research and development or manufacture and install fuel cell components and power plants under long-term contracts. We recognize revenue on a method similar to the percentage-of-completion method.

Revenues on fuel cell research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract.  In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract.  Revenues from government funded research, development and demonstration programs are generally multi-year, cost reimbursement and/or cost shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement.

While government research and development contracts may extend for many years, oftentimes funding is provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds.  As of October 31, 2003, research and development sales backlog totaled $31.1 million, of which 46 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from product sales and service contracts.  Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value.  Revenues from service contacts are recognized ratably over the contract term while costs are expensed as incurred.

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

As our fuel cell products are in their initial stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. Once we have established that our fuel cell products have achieved commercial market acceptance and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately upon identification.

License fee income arises from an agreement with MTU CFC Solutions GmbH ("MTU"), a division of DaimlerChrysler, our European partner, in which we granted MTU an exclusive license to use our Direct FuelCell patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of others and us, in each case for a royalty.  Amounts received are deferred and recognized ratably over the term of the agreement.  We recognized approximately $0.3 million of license fee income during each of the fiscal years ended October 31, 2003, 2002, and 2001.

Deferred Revenue

We bill customers based upon certain milestones being reached.  These billings are deferred and recognized as revenue based upon the Revenue/License Fee Revenue Recognition policy summarized above.

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

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectible receivables, excess or slow-moving inventories, obsolete inventories, impairment of assets, product warranty, depreciation and amortization, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Recent Accounting Pronouncements

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This standard did not have a material impact on our financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."   The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for us beginning on August 1, 2003.  We have not entered into any financial instruments within the scope of the Statement to date through October 31, 2003.  This standard did not have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved.  The Interpretation is effective immediately for all variable interest entities created after January 31, 2003.  We are required to apply the provisions of this Interpretation no later August 1, 2003 to all variable interest entities created before February 1, 2003.  Based on our current structure, this statement will not have a material effect on our financial statements and disclosure.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee's stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the intrinsic value method of recognition under APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense was recorded in the statement of operations. The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

	Years ended October 31,
	2003	2002	2001
Net loss, as reported	$(67,414)	$(48,840)	$(15,438)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(8,911)	(8,412)	(5,398)
Pro forma net income	$(76,325)	$(57,252)	$(20,836)

Loss per basic and diluted common share, as reported	$(1.71)	$(1.25)	$(0.45)
Pro forma loss per basic and diluted common share	$(1.94)	$(1.46)	$(0.61)

Note 2.  Investments

Our short and long term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at October 31, 2003 and 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (losses)	Fair Value
At October31, 2003
U.S. government obligations	$112,440	$108	$(17)	$112,531

At October 31, 2002
U.S. government obligations	$118,043	$396	$(3)	$118,436

Reported as:

	2003	2002
Short-term investments	$ 93,750	$ 103,501
Long-term investments	18,690	14,542
Total	$ 112,440	$ 118,043

Short-term investments securities have maturity dates ranging from November 15, 2003 to July 31, 2004, and estimated yields ranging from 0.94 percent to 4.25 percent. Long-term investments securities have maturity dates ranging from November 15, 2004 to May 15, 2005, and estimated yields ranging from 1.26 percent to 5.61 percent.

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Note 3.  Inventories

          The components of inventory at October 31, 2003 and October 31, 2002 consisted of the following:

	2003	2002

Raw materials	$3,611	$10,214
Work-in-process	12,343	3,767
Total	$15,954	$13,981

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market (LCM) reserve against gross inventory values. Our LCM reserve, reducing gross inventory values to the reported amounts, was approximately $10.8 million and $7.9 million at October 31, 2003 and 2002, respectively.

Note 4.  Accounts Receivable

Accounts receivable at October 31, 2003 and 2002 consisted of the following:

	2003	2002

U.S. Government:
Amount billed	$ 725	$ 6,151
Unbilled recoverable costs	1,594	2,427
Retainage	919	679
	3,238	9,257
Commercial Customers:
Amount billed	878	39
Unbilled recoverable costs	831	1,141
Retainage	1	1
	1,710	1,181
	$ 4,948	$ 10,438

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

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Note 5.  Property, Plant and Equipment

Property, plant and equipment at October 31, 2003 and 2002 consisted of the following:

	2003	2002	Estimated Useful Life
Land	$ 524	$ 524	-
Building and improvements	5,837	4,842	10-30 years
Machinery, equipment and software	48,225	37,785	3-8 years
Furniture and fixtures	2,184	1,750	6-10 years
Construction in progress	2,825	8,110
	$ 59,595	$ 53,011
Less, accumulated depreciation and amortization	(19,817)	(14,301)
Total	$ 39,778	$ 38,710

Depreciation expense was $5.5 million, $3.1 million and $1.7 million for the years ended October 31, 2003, 2002 and 2001, respectively.

Note 6.  Other Assets

The components of other current assets at October 31, 2003 and October 31, 2002 consisted of the following:

	2003	2002
Advance payments to vendors	$ 169	$ 2,902
Prepaid transaction costs (1)	2,582	-
R&D tax credit receivable (2)	1,120	-
Prepaid expenses and other	1,269	1,432
Total	$ 5,140	$ 4,334

____

(1)     - Consists of legal and professional costs accumulated related to the acquisition of Global Thermoelectric, Inc. which will be included in the purchase price accounting as of the time of acquisition. Refer to Note 16 - Subsequent Events, for additional information.

(2)     -  Current portion of state research and development tax credits receivable. The majority of this balance is expected to be collected in the first quarter of fiscal 2004.

Other long-term assets at October 31, 2003 and 2002 consisted of the following:

	2003	2002

Power Plant License (1)	$ 820	$ 1,087
R&D tax credit receivable (2)	1,045	-
Investment in Versa Power Systems (3)	2,000	500
Other	238	215
Total	$ 4,103	$ 1,802

____

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

(1)     - The Power Plant License is being amortized over 10 years on a straight-line basis.  Accumulated amortization was $2.0 million and $1.7 million at October 31, 2003 and 2002, respectively.

(2)     - State research and development tax credits. The majority of this balance is expected to be collected during fiscal 2005.

(3)     - Equity investment in Versa Power Systems, which we account for on the cost basis of accounting.  We hold an ownership interest of approximately 16 percent in this non-public entity.

Note 7.  Accrued Liabilities

Accrued liabilities at October 31, 2003 and 2002 consisted of the following:

	2003	2002

Accrued payroll and employee benefits	$ 2,842	$3,250
Accrued contract and operating costs	1,955	4,263
Accrued taxes and other	572	302
Total	$ 5,369	$ 7,815

Note 8.  Long-Term Debt

Long-term debt at October 31, 2003 and 2002 consisted of the following:

	2003	2002

Note payable	$ 1,685	$ 1,981
Other long term liabilities	122	89
Less - current portion	(323)	(285)
Long-term debt, less current portion	$ 1,484	$ 1,785

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement.  The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rates at October 31, 2003 and October 31, 2002 were 5.9 percent and 7.6 percent, respectively.

Aggregate annual principal payments under the loan agreement for the years subsequent to October 31, 2003 are as follows:

2004	$323
2005	343
2006	364
2007	386
2008	269
Thereafter	-
$1,685

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Note 9.  Shareholders' Equity

Options and Stock Purchase Plan

At October 31, 2003, 7,457,922 shares of common stock have been reserved for issuance pursuant to our stock option plans and our Section 423 Stock Purchase Plan.

Warrants

We have issued warrants enabling Caterpillar, Inc. (Caterpillar) to purchase up to 1,500,000 shares of our common stock, with exercise prices ranging from $17 to $23 per share.  Of these warrants, 750,000 have expired. The outstanding warrants will be earned on a graduated scale contingent upon the first 45 MW of order commitments to purchase our products.

On June 15, 2001, we signed a strategic alliance agreement with Marubeni, Inc. (Marubeni). On August 1, 2003, both companies agreed to extend the terms of the agreement by 18 months.  As part of the original agreement, we issued 1,900,000 warrants to Marubeni. Under the extension, 760,000 of these warrants vest once Marubeni has ordered a total of 10 MW of Fuel Cell's products and expire if Marubeni has not done so by December 15, 2003.  The remaining 1,140,000 warrants vest once Marubeni has ordered a total of 45 MW of Fuel Cell's products and expire if Marubeni has not done so by March 15, 2005.  The warrants bear an average exercise price of $42.90.

Investments by Strategic Partners

Three of our key business partners are shareholders of FuelCell Energy; MTU CFC Solutions GmbH ("MTU"), PPL EnergyPlus LLC ("PPL") and Marubeni, Inc. ("Marubeni").

Note 10.  Segment Information and Major Customers

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we use the "management" approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. Under SFAS No. 131, there is one business segment: fuel cell power plant production and research.

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer's ordering location. The following table presents net revenues by country:

	Years ended October 31,
Revenues:	2003	2002	2001
United States	$25,060	$36,473	$22,540
Germany	3,935	4,183	2,427
Japan	4,795	575	1,212
Total	$33,790	$41,231	$26,179

 All of our long-lived assets are located in the United States.

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts.  Those customers that accounted for greater than ten percent of our total net revenues during the three years ended October 31, 2003 are as follows:

	Years ended October 31,
	2003	2002	2001
U.S. Government (1)	52%	81%	80%
MTU	12%	10%	*
Marubeni	14%	*	*

____

 *  - Less than 10 percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 11.  Employee Benefit Plans

Employee Savings Plans

The Capital Accumulation Plan (the "Plan") for employees of FuelCell Energy, Inc. was established by us on January 19, 1987 and was last amended in June 2003.  A three-member committee administers the Plan.  The Plan is a 401(k) plan covering our full time employees who have completed one year of service and provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. We provide matching contributions equal to 50 percent of the employee's deferred compensation, up to a maximum of 6 percent of the employee's annual compensation. Participants are required to contribute a minimum of 3 percent in order to be eligible to participate and receive a Company match.  Company contributions begin vesting after one year and are fully vested after five years. Under the Plan, there is no option available to the employee to receive or purchase our common stock. We charged $1.1 million, $0.6 million and $0.4 million under this plan to expense during the years ended October 31, 2003, 2002 and 2001, respectively.

The FuelCell Energy, Inc. Money Purchase Plan, a defined contribution plan, was established by us on May 10, 1976 and was terminated and merged into the Capital Accumulation Plan effective February 1, 2003. All participant balances were transferred to the Capital Accumulation Plan. The Money Purchase Plan covered our full-time employees who completed one year of service.  We contributed $0.2 million, $0.5 million and $0.3 million under this plan which was charged to expense during the years ended October 31, 2003, 2002 and 2001, respectively.

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Stock Option Plans

The Board has adopted 1988 and 1998 Stock Option Plans (collectively the Plans).  Under the terms of the Plans, options to purchase up to 10,206,000 shares of common stock may be granted to our officers, key employees and directors.  Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors.  Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted.  Stock appreciation rights may be granted in conjunction with options granted under the Plans.  Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year. There were no stock appreciation rights outstanding at October 31, 2003 and 2002.  Costs for fixed awards with pro-rata vesting are recognized on a straight-line basis.

The following table summarizes the Plans' activity for the years ended October 31, 2003, 2002 and 2001:

	Number of shares	Weighted average option price

Outstanding at October 31, 2000	3,694,934	$6.04
Granted	869,250	$23.83
Exercised	(354,382)	$3.14
Cancelled	(53,000)	$37.23

Outstanding at October 31, 2001	4,156,802	$9.62
Granted	1,283,250	$12.70
Exercised	(213,716)	$1.55
Cancelled	(92,750)	$17.94

Outstanding at October 31, 2002	5,133,586	$10.57
Granted	655,000	$6.00
Exercised	(165,068)	$4.86
Cancelled	(289,252)	$15.69

Outstanding at October 31, 2003	5,334,266	$9.94

The following table summarizes information about stock options outstanding and exercisable at October 31, 2003:

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

			Options Outstanding			Options Exercisable
Range of exercise prices			Numbers outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28	-	$5.10	1,986,148	4.1	$1.67	1,981,148	$1.67
$5.10	-	$9.92	958,750	8.4	$6.24	194,750	$6.86
$9.92	-	$14.74	1,020,750	8.0	$13.47	345,500	$13.60
$14.74	-	$19.56	741,118	7.2	$17.38	475,805	$17.74
$19.56	-	$24.39	309,500	7.4	$23.05	159,000	$23.07
$24.39	-	$29.21	33,000	6.4	$25.98	18,500	$26.23
$29.21	-	$34.03	221,000	7.1	$29.91	110,500	$29.91
$34.03	-	$43.67	60,000	6.9	$38.00	45,000	$38.00
$43.67	-	$48.49	4,000	7.0	$45.97	3,000	$45.97
			5,334,266	6.4	$ 9.94	3,333,203	$8.13

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the "ESPP") on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, our eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period.  As of October 31, 2003, there were 465,844 shares of Common Stock reserved for issuance under the ESPP.  These shares may be adjusted for any future stock splits. As of October 31, 2003, we had 96 employees enrolled and participating in the ESPP.

Plan activity for the years ended October 31, 2003, 2002 and 2001, was as follows:

Number of Shares
Balance at October 31, 2000	532,202
Issued @ $8.57	(12,904)
Issued @ $29.28	(3,510)

Balance at October 31, 2001	515,788
Issued @ $13.29	(6,338)
Issued @ $13.47	(9,986)

Balance at October 31, 2002	499,464
Issued @ $4.905	(13,855)
Issued @ $5.20	(19,765)

Balance at October 31, 2003	465,844

SFAS No. 123 Assumptions and Fair Value

We have provided pro forma disclosures in Note 1 of these Notes to the Financial Statements of the effect on net loss and loss per share as if the fair value method of accounting for stock compensation had been used for our employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

	2003	2002	2001

Employee Stock Options:
Expected life (in years)	8.2	7.5	7.5
Risk-free interest rate	4.13%	4.25%	6.30%
Volatility	66.8%	87.6%	75.5%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan Shares:
Expected life (in years)	.5	.5	.5
Risk-free interest rate	1.26%	2.93%	6.29%
Volatility	69.0%	89.2%	69.8%
Dividend yield	0%	0%	0%

The following is a summary of weighted average grant date option values generated by application of the Black-Scholes model:

	2003	2002	2001

Employee Stock Option Plan	$4.20	$10.24	$17.75
Employee Stock Purchase Plan	$1.68	$8.41	$9.16

Note 12.  Income Taxes

The components of Federal income tax expense (benefit) were as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001

Current:
Federal	$-	$(284)	$-
Foreign	-	-	-
	-	(284)	-
Deferred:
Federal	-	291	-
Foreign	-	-	-
	-	291	-

Total income tax expense	$-	$7	$-

State income tax expense (income), which is included in administrative and selling expenses, was $0.3 million, $(0.1) million and $(0.2) million for the years ended October 31, 2003, 2002 and 2001, respectively.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2003, 2002 and 2001 was as follows:

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

	2003	2002	2001

Statutory Federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Nondeductible expenditures	-	-	-
Other, net	-	-	-
Valuation Allowance	34.0%	34.0%	34.0%
Effective income tax rate	0.0%	0.0%	0.0%

Our Federal and State deferred tax assets and liabilities consisted of the following at October 31, 2003, 2002, and 2001:

	2003	2002	2001

Deferred tax assets:
Compensation and benefit accruals	$895	$348	$767
Bad debt and other reserves	371	361	300
Capital loss and tax credit carryforwards	102	140	319
Net Operating Loss	50,926	26,328	8,842
Inventory reserve	4,202	3,069	28
Other	-	-	78

Gross deferred tax assets	56,496	30,246	10,334
Valuation allowance	(54,010)	(28,811)	(9,452)
Deferred tax assets after valuation allowance	2,486	1,435	882
Deferred tax liability:
Accumulated depreciation	(2,486)	(1,435)	(591)

Gross deferred tax liability	(2,486)	(1,435)	(591)

Net deferred tax assets (State and Federal)	$-	$-	$291

We continually evaluate our deferred tax assets as to whether it is "more likely than not" that the deferred tax assets will be realized.  In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.  Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a full valuation allowance against our net deferred tax assets. Approximately $2.0 million of the valuation allowance will reduce additional paid in capital upon subsequent recognition of any related tax benefits.

At October 31, 2003, we had available, for Federal and State income tax purposes, net operating loss carryforwards of approximately $132.9 million and $115.1 million, respectively The Federal net operating loss carryforwards expire in varying amounts from 2019 through 2023 while State net operating loss carryforwards expire in varying amounts from 2004 through 2023.

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Note 13.  Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	2003	2002	2001
Weighted average basic common shares	39,342,345	39,135,256	34,359,320
Effect of dilutive securities(1)	-	-	-

Weighted average basic common shares adjusted for diluted calculations	39,342,345	39,135,256	34,359,320

____

(1)     - We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three years ended October 31, 2003, 2002 and 2001, the shares of potentially dilutive (in-the-money) stock options were 4,063,398, 2,078,818 and 2,878,184 respectively.  We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

Note 14.  Commitments and Contingencies

Lease agreements

We lease certain computer and office equipment, the Torrington, CT manufacturing facility, additional manufacturing space in Danbury, CT, and office space in Pasadena, CA, under operating leases expiring on various dates through 2011.  Rent expense was $1.2 million, $1.0 million and $0.8 million for the fiscal years ended October 31, 2003, 2002 and 2001, respectively.  Aggregate minimum annual payments under the lease agreements for the years subsequent to October 31, 2003 are as follows;

2004	$709
2005	462
2006	502
2007	512
2008	512
Thereafter	1,025
$3,722

Service and warranty agreements

Once a fuel cell is installed at a customer site, certain customers have agreed to extended service agreements whereby they will contract with us to provide routine maintenance, minimum operating levels and warranty on certain parts. Service and warranty costs are expensed as incurred.

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amounts)

Royalty agreements

We have royalty agreements with MTU, Santa Clara, Electric Power Research Institute (EPRI) and LADWP pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells.  Through October 31, 2003, we have not paid any royalties.  In connection with certain contracts and grants from the United States Department of Energy (DOE), we have agreed to pay the DOE 10 percent of the annual license income received from MTU, up to $0.5 million in total.  Through 2003, we have paid the DOE a total of $0.3 million.

Legal Proceedings

We are not currently a party to any legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition.

Note 15.    Quarterly Information (Unaudited)

The following tables contain selected unaudited statement of operations data for each quarter of fiscal years 2003 and 2002. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended October 31, 2003:
Revenues	$10,293	$8,900	$7,276	$7,321	$33,790
Operating loss	$(16,976)	$(22,899)	$(15,893)	$(17,800)	$(73,568)
Net loss	$(16,026)	$(20,988)	$(15,020)	$(15,380)	$(67,414)
Loss per basic and diluted common share:	$(0.41)	$(0.53)	$(0.38)	$(0.39)	$(1.71)

Year ended October 31, 2002:
Revenues	$7,001	$8,565	$11,962	$13,703	$41,231
Operating loss	(7,593)	(10,082)	(14,391)	(21,753)	(53,819)
Net loss	$(6,027)	$(8,877)	$(13,190)	$(20,746)	$(48,840)
Loss per basic and diluted common share:	$(0.15)	$(0.23)	$(0.34)	$(0.53)	$(1.25)

FUELCELL ENERGY, INC.
Notes to Financial Statements, continued
For the years ended October 31, 2003, 2002 and 2001
(Tabular amounts in thousands, except share and per share amount

Note 16.    Subsequent Events

Acquisition of Global Thermoelectric, Inc.

On November 3, 2003 we completed our acquisition of Global Thermoelectric Inc. (Global) located in Calgary, Canada. Global is a leading developer of solid oxide fuel cell (SOFC) technology. As consideration in this acquisition, we issued approximately 8.2 million shares of common stock (or equivalents) valued at approximately $80.8 million. We also assumed the Global stock option plan valued at approximately $1.0 million, preferred shares valued at approximately $9.1 million, and incurred transaction costs of approximately $2.8 million. Total consideration is calculated at approximately $93.7 million.

The following table summarizes our initial assessment of the fair value of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of our purchase price allocation and are performing valuations of certain intangible assets, including any potential purchased in-process research and development; thus, the allocation of the purchase price is subject to adjustment in subsequent periods:

Cash and investments	$ 55,781
Property and equipment	12,717
Accounts receivable, inventory and other assets	6,385
Accounts payable and accrued liabilities	(7,832)
Long term debt and other liabilities	(774)
Goodwill and other purchased intangible assets	27,438
Investment in Global	$ 93,715

Distribution Agreement with Enbridge Inc.

On November 4, 2003, we signed a distribution agreement with Enbridge Inc. The agreement with Enbridge introduces FuelCell's products to Enbridge's portfolio of energy services in Canada. As part of the agreement, Enbridge has received warrants to purchase 500,000 shares of FuelCell Energy common stock. The agreement calls for the warrants to be exercisable on a graduated scale based on order flow generated by Enbridge. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006 if not sooner exercised.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" contained in Part I hereof and the remainder is incorporated herein by reference to "Election of Directors" in our Proxy Statement for our Annual Meeting of Shareholders to be held on March 30, 2004 (the "2004 Proxy Statement") to be filed with the SEC within 120 days from the fiscal year end.

The Company has a Code of Ethics, as defined in SEC rules, that applies to its principal executive officer, its principal financial officer and its principal accounting officer.  A copy of the Code of Ethics has been filed as an exhibit to this document.

The Board of Directors has determined that at least one of the independent directors serving on the Audit Committee, Warren D. Bagatelle, is an audit committee financial expert, as that term has been defined by the Securities and Exchange Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Section captioned "Executive Compensation " to be contained in the 2004 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Section captioned "Security Ownership of Certain Beneficial Owners and Management" to be contained in the 2004 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Section captioned "Certain Relationships and Related Transactions" to be contained in the 2004 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Section captioned "Independent Public Accountants " to be contained in the 2004 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

 Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

The financial statements of the Company filed as part of this report on Form 10-K are set forth in the Index to Financial Statements under Part II, Item 8 of this Form 10-K.

(A) (2) FINANCIAL STATEMENT SCHEDULES

Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS

(A) (3) EXHIBITS TO THE 10-K
Exhibit No.	Description

2	Distribution Agreement between the Company and Evercel, dated as of February 16, 1999 (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated February 22, 1999)
3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated September 21, 1999)
3.1.1

Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated October 31, 2003 (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated November 4, 2003)

3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated September 21, 1999)
4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company's Annual Report on Form 10K/A for fiscal year ended October 31, 1999)
10.6

**License Agreement, dated February 11, 1988, between EPRI and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21

*FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26

Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Bölkow-Blohm and the Company (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 3 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 24, 1992)

10.27

Cross-Licensing and Cross-Selling Agreement, as amended December 15, 1999, between the Company and MTU Motoren-Und Turbinen-Union Friedrichshafen GmbH ("MTU") (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended January 31, 2000)

10.31

License Agreement for The Santa Clara Demonstration Project between the Company and the Participants in the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.32

Security Agreement for the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.33

Guaranty By FuelCell Energy, Inc., dated September 16, 1993, for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description
10.34

Guaranty by Fuel Cell Manufacturing Corporation, dated September 16, 1993, for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.36

*The FuelCell Energy, Inc. Section 423 Stock Purchase Plan  (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.39

**Cooperative Agreement, dated December 20, 1994, between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.40

Loan and Security Agreement between the Company and MetLife Capital Corporation (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1995 dated January 17, 1996)

10.41

*Amendment No. 2 to the FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.42

*Amendments to the FuelCell Energy, Inc. 1988 Stock Option Plan  (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.43

Loan Agreements with First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.44

Notes in favor of First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.45

Security Agreements with First Union Bank of Connecticut, dated June 28, 1996 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1996 dated September 12, 1996)

10.47

Amendment of Cooperative Agreement dated September 5, 1996 between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184  (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1998)

10.48

*Employment Agreement between FuelCell Energy, Inc. and the Chief Financial Officer, Treasurer and Secretary, dated October 5, 1998 (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1998)

10.49

*Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer, dated August 1, 1997 (incorporated by reference to exhibit of the same number contained in the Company's 10-K for the fiscal year ended October 31, 1997)

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description
10.50

**Technology Transfer and License Agreement between the Company and the Joint Venture owned jointly by the Xiamen Daily-Used Chemicals Co., Ltd. of China and Nan Ya Plastics Corporation of Taiwan, dated February 21, 1998 (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1998)

10.51

**Technology Transfer and License Contract, dated May 29, 1998, for Ni-Zn Battery Technology among Xiamen ERC Battery Corp., Ltd., and Xiamen Daily-Used Chemicals Co., Ltd. and the Company (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1998)

10.52

**Cooperative Joint Venture Contract, dated as of July 7, 1998, between Xiamen Three Circles Co., Ltd. and the Company for the establishment of Xiamen Three Circles-ERC Battery Corp., Ltd., a Sino Foreign Manufacturing Joint Venture  (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1998)

10.53	*Amendment to the FuelCell Energy, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1998)
10.54	*The FuelCell Energy, Inc. 1998 Equity Incentive Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 1998)
10.55

Lease agreement, dated March 8, 2000, between the Company and Technology Park Associates, L.L.C. (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 2000)

10.56

Security agreement, dated June 30, 2000, between the Company and the Connecticut Development Authority (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 2000)

10.57

Loan agreement, dated June 30, 2000, between the Company and the Connecticut Development Authority (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 2000)

10.58

*Modification, dated June 20, 2002, to the Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended July 31, 2002)

14	Code of Ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer.
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

.	* Management Contract or Compensatory Plan or Arrangement **Confidential Treatment has been granted for portions of this document

(B) REPORTS ON FORM 8-K

We filed on a Form 8-K dated November 3, 2003 under Item 5 "Other Events," a Certificate of Designation of Series A Preferred Stock of FuelCell Energy, Inc. with the Secretary of State of the State of Delaware.  This was done to amend our Certificate of Incorporation in conjunction with our acquisition of Global Thermoelectric, Inc.

We filed on a Form 8-K dated December 16, 2003 under Item 12 "Results of Operations and Financial

Condition" a press release announcing our fourth quarter and fiscal 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Jerry D. Leitman
Jerry D. Leitman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry D. Leitman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 28, 2004
Jerry D. Leitman
/s/ Joseph G. Mahler	Senior Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Accounting and Financial Officer)	January 28, 2004
Joseph G. Mahler
/s/ Warren D. Bagatelle	Director	January 26, 2004
Warren D. Bagatelle
/s/ Christopher R. Bentley	Executive Vice President, Chief Operating Officer and Director	January 27, 2004
Christopher R. Bentley
/s/ Michael Bode	Director	January 26, 2004
Michael Bode
/s/ Thomas R. Casten	Director	January 26, 2004
Thomas R. Casten
/s/ James D. Gerson	Director	January 29, 2004
James D. Gerson
/s/ Thomas L. Kempner	Director	January 28, 2004
Thomas L. Kempner

/s/ William A. Lawson	Director	January 28, 2004
William A. Lawson
/s/ Hansraj C. Maru	Executive Vice President, Chief Technology Officer and Director	January 28, 2004
Hansraj C. Maru
/s/ Charles J. Murphy	Director	January 26, 2004
Charles J. Murphy
/s/ George K. Petty	Director	January 19, 2004
George K. Petty
/s/ John A. Rolls	Director	January 26, 2004
John A. Rolls

Table of Contents