Form 10-Q
period 2004-01-31
FUELCELL ENERGY INC
filed 2004-03-16
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2004

or

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

Common Stock, par value $.0001 per share, outstanding at March 11, 2004; 47,696,722 (which includes 2,301,123 shares of common stock issuable upon exchange of exchangeable shares, that are issued and outstanding).

FUELCELL ENERGY, INC

FORM 10-Q

As of and For the Three Month Period Ended January 31, 2004

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	January 31, 2004 (Unaudited)	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$82,940	$41,000
Investments: U.S. treasury securities	101,742	93,750
Accounts receivable, net	11,548	4,948
Inventories, net	17,584	15,954
Other current assets, net	4,421	5,140
Total current assets	218,235	160,792

Property, plant and equipment, net	51,211	39,778
Investments: U.S. treasury securities	8,416	18,690
Goodwill	13,790	--
Other assets, net	4,066	4,103
Total assets	$295,718	$223,363

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$327	$323
Accounts payable	6,559	6,667
Accrued liabilities	10,016	5,369
Deferred license fee income	262	37
Deferred revenue	7,321	4,398
Total current liabilities	24,485	16,794

Long-term debt and other liabilities	2,184	1,484
Total liabilities	26,669	18,278

Shareholders' equity
Common stock ($.0001 par value); 150,000,000 shares authorized at January 31, 2004 and October 31, 2003; 47,695,157 and 39,423,133 shares issued and outstanding at January 31, 2004 and October 31, 2003, respectively	5	4
Preferred shares of subsidiary	9,384	--
Additional paid-in capital	423,000	340,559
Accumulated deficit	(163,340)	(135,478)
Total shareholders' equity	269,049	205,085

Total liabilities and shareholders' equity	$295,718	$223,363

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2004	2003
Revenues:
Research and development contracts	$5,366	$5,459
Product sales and revenues	7,973	4,834
Total revenues	13,339	10,293

Costs and expenses:
Cost of research and development contracts	7,471	7,110
Cost of product sales and revenues	11,977	14,948
Administrative and selling expenses	4,220	3,130
Research and development expenses	6,110	2,081
Purchased in-process research and development	12,200	--
Total costs and expenses	41,978	27,269

Loss from operations	(28,639)	(16,976)

License fee income, net	67	68
Interest expense	(38)	(37)
Interest and other income, net	918	919

Loss before provision for income taxes	(27,692)	(16,026)

Provision for income taxes	170	--

Net loss	$(27,862)	$(16,026)

Loss per share:
Basic and diluted loss per share	$(0.59)	$(0.41)

Basic and diluted weighted average shares outstanding	47,368,764	39,306,991

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
 (Dollars in thousands)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(27,862)	$(16,026)
Adjustments to reconcile net loss to net cash used in
operating activities, net of effects of acquisition:
Purchased in process research and development	12,200	--
Depreciation and amortization	2,962	1,447
Loss on disposal of assets	6	--
Provision for doubtful accounts	(10)	--
(Increase) decrease in operating assets:
Accounts receivable	(3,366)	1,251
Inventories	1,266	(3,773)
Other current assets	3,186	1,643
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(4,544)	(519)
Deferred revenue	2,923	(2,297)
Deferred license fee income and other	225	225
Net cash used in operating activities	(13,014)	(18,049)

Cash flows from investing activities:
Capital expenditures	(988)	(2,045)
Treasury notes matured	11,353	28,924
Treasury notes purchased	(9,249)	(28,377)
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transaction costs	53,029	--

Net cash provided by (used in) investing activities	54,145	(1,498)

Cash flows from financing activities:
Repayment on long-term debt	(80)	(70)
Common stock issued for Option and Stock Purchase Plans	889	182

Net cash provided by financing activities	809	112

Net increase (decrease) in cash and cash equivalents	41,940	(19,435)

Cash and cash equivalents-beginning of period	41,000	102,495
Cash and cash equivalents-end of period	$82,940	$83,060
Supplemental disclosure of cash paid during the period for:
Interest	$37	$37
Income taxes	$250	$--

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1.  Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. (the "Company") is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969 and carbonate fuel cells since the mid-1970s.  We are currently commercializing our core carbonate fuel cell products (Direct FuelCell® (DFC®) Power Plants), continuing to develop our next generation DFC products and beginning the development process of solid oxide fuel cell (SOFC) technology.

In conjunction with our November 3, 2003 acquisition of Global Thermoelectric, Inc. (Global), we acquired their SOFC technology division and also acquired a generator product line that we will operate as a separate business segment.  These thermoelectric generators (TEGs) are used as a source of electrical power in remote areas.

Basis of Presentation - Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2004 have been included.  The balance sheet as of October 31, 2003 has been derived from the audited financial statements at that date.

The results of operations and cash flows for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2003 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include accounts of FuelCell Energy, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. On November 3, 2003, FuelCell Energy completed the acquisition of Global and combined operations. The acquisition has been accounted for as a purchase under accounting principles generally accepted in the United States of America (GAAP) and have been consolidated with FuelCell Energy's financial reporting beginning on November 3, 2003.  FuelCell Energy's financial data prior to the acquisition has not been restated to include Global's financial data.

Certain reclassifications have been made to our prior year financial statements to conform to the 2004 presentation.

Foreign Currency Translation

Global is considered financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Its functional currency is U.S. dollars. Monetary items are translated at period end exchange rates; non-monetary items are translated at historical exchange rates; revenue and expense items are translated at average rates of exchange prevailing during the period; and depreciation and amortization are translated at the same exchange rate as the assets to which they relate. Monetary items consist primarily of current assets and current liabilities such as cash, cash equivalents and investments, accounts receivable, and accounts payable, which are denominated in non-U.S. currencies. We recognized approximately $0.3 million in foreign currency gain during the three months ended January 31, 2004.  This has been classified in interest and other income on our consolidated statement of operations.

 FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees' stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the intrinsic value method of recognition under APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense was recorded in the statement of operations. The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended January 31,
	2004	2003
Net loss, as reported	$(27,862)	$(16,026)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,238)	(2,326)
Pro forma net loss	$(30,100)	$(18,352)

Loss per basic and diluted common share, as reported	$(0.59)	$(0.41)
Pro forma loss per basic and diluted common share	$(0.64)	$(0.47)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

Comprehensive Loss

Comprehensive loss was $(27,862) and $(16,026) for the three months ended January 31, 2004 and 2003, respectively.

Note 2.  Business Combinations

Acquisition of Global Thermoelectric, Inc.

On November 3, 2003 we completed our strategic acquisition of Global headquartered in Calgary, Alberta, Canada. Global is a leading developer of SOFC technology. This acquisition strengthens our capabilities for the Department of Energy's Solid State Energy Conversion Alliance (SECA) program in which we are participating. Global is also the world's largest manufacturer and distributor of TEGs for use in remote locations.

 FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

As consideration in this acquisition, we issued approximately 8.2 million shares of common stock (or equivalents) valued at approximately $80.8 million. We also assumed the Global stock option plan valued at approximately $1.0 million, preferred shares valued at approximately $9.1 million, and incurred transaction costs of approximately $2.8 million. The total purchase price is calculated at approximately $93.7 million.

In accordance with SFAS 141, "Business Combinations", we allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development based on their estimated fair values. The excess purchase price over the fair value was recorded as goodwill. The total purchase price has initially been allocated as follows:

Cash and investments	$ 55,781
Property and equipment	12,717
Accounts receivable, inventory and other assets	7,066
Accounts payable and accrued liabilities	(7,832)
Accrued restructuring costs	(1,261)
Long term debt and other liabilities	(774)
Intangible customer backlog and relationships	2,002
Purchased in-process research and development	12,200
Goodwill	13,790
Investment in Global	$ 93,689

The allocation of the purchase price is preliminary and a final determination of required purchase accounting adjustments will be made upon completion of a final analysis of the total purchase price. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill will be evaluated annually for impairment.

Purchased in-process research and development

In 1997, Global began developing SOFC technology, which is still in development. Global's SOFC is a ceramic planar (flat, square or rectangular) cell, with a solid electrolyte that is anode supported (the thickest component to which all other materials are subsequently mounted) and conducts oxygen ions. Global has developed a proprietary microstructure that gives its fuel cells very high power densities (the amount of power measured in watts per square centimeter of surface area).

The $12.2 million allocated to in-process research and development (IPR&D) was determined using established valuation techniques through a qualified third party valuation. As the SOFC technology is in the early stages of development, the valuation was based, in part, on the cost approach.  The cost approach was used because the SOFC technology, while demonstrating substance, is nonetheless early in its development cycle and reliable forecasts of future benefit do not exist. The valuation also used the market approach as a second method to estimate the implied value of the SOFC by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid, giving effect to the stage of completion at the acquisition date. An average of these two valuation techniques was used to determine the IPR&D amount.  The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, "Accounting for Research and Development Costs."

 FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Customer Backlog and Relationships

The TEG generator product line has significant longstanding relationships with two of its customers.  We had a qualified third party valuation performed on the value of these relationships. In estimating the value of the ongoing relationships with these customers, future product sales and the projected royalties based on those expected product sales along with the related cost of sales and margins were estimated in order to derive future anticipated net cash flows. The discount rate applied to the cash flows was based on a weighted average cost of capital of 13 percent and a tax amortization benefit was added. Based on the aforementioned methodology, the estimated fair value of each of these customer relationships was $1.0 million and $0.5 million.  These intangible assets will be amortized to cost of sales over periods of 38 and 50 months, respectively.

The production backlog of the TEG product line (excluding that of the two customers mentioned above) included significant contracts with certain governmental agencies in India and China that were signed within the last six months. A valuation was performed to determine the fair value of this customer backlog. This valuation was based upon estimated expected revenue and margins as well as the incremental costs required to complete the current production backlog.  The discount rate applied to the cash flows was based on a weighted average cost of capital of 13 percent. Based on the aforementioned methodology, the estimated fair value of the production backlog was $0.5 million as of the acquisition date. This will be amortized to cost of sales over the period that the revenue is recognized (expected to be within the next twelve months).

Amortization of customer relationships and backlog totaling approximately $0.4 million was expensed during the three months ended January 31, 2004.  This has been recorded as a component of 'Costs of product sales' on the consolidated statement of operations.  Intangible assets acquired are classified as a component of 'Other assets, net,' on the consolidated balance sheets.

Accrued Restructuring Costs

As of the acquisition date, we  accrued approximately $0.6 million in severance related costs and $0.7 million in other estimated costs related to a plan  to reduce the workforce by 40 employees  and exit certain facilities. We expect to pay substantially all of the severance related costs totaling approximately $0.6 million prior to April 30, 2004.  We expect that the remainder of our restructuring plan will be completed prior to October 31, 2004. In addition to amounts accrued as of the acquisition date, we expect to make additional capital and operating expenditures in conjunction with our facility consolidations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Preferred shares of subsidiary

In conjunction with our acquisition of Global, we assumed its preferred share obligation. This is comprised of 1,000,000 Series 2 non-voting preferred shares. The preferred shares are convertible at the option of the holder into a number of our common shares based on the fraction by which their face value of Cdn.$25.00 is of the conversion prices (in Canadian dollars) identified below:

Period of conversion	Conversion price per share of FuelCell common stock in Canadian Dollars(1)	Conversion price per share of FuelCell common stock in U.S. Dollars (1) (2)
To July 31, 2005	Cdn.$110.97	$ 84.34
August 1, 2005 to July 31, 2010	Cdn.$120.22	$ 91.31
August 1, 2010 to July 31, 2015	Cdn.$129.46	$ 98.39
August 1, 2015 to July 31, 2020	Cdn.$138.71	$ 105.42
After July 31, 2020	95% of the market trading price of FuelCell Energy's common stock at the time of conversion (expressed in Canadian dollars)	95% of the market trading price of FuelCell Energy's common stock at the time of conversion (expressed in Canadian dollars)

____

(1)   The foregoing "conversion prices" are subject to adjustment as provided in Global's articles for certain subsequent events.

(2)   While the conversion of preferred shares is based on the prices of FuelCell Energy's common stock expressed in Canadian dollars, we have provided, for information purposes, this example of conversion prices in U.S. dollars assuming a constant exchange rate of 0.76 U.S. dollars to 1.00 Canadian dollar. The conversion price in U.S. dollars will increase or decrease over time as currency rates fluctuate.

The number of our common shares issuable upon conversion will decline as the conversion prices increase according to the table above until July 31, 2020.  After July 31, 2020, the holder has the right to convert the preferred shares into FuelCell common stock at a price equal to 95 percent of our common stock's trading price at the time of conversion.  Thus, the number of common shares issuable after July 31, 2020, could be greater than amounts issuable prior to that date.

Quarterly dividends of Cdn.$312,500 accrue on the Series 2 Preferred Shares (subject to possible reduction pursuant to the terms of the Series 2 Preferred Shares on account of increases in the price of FuelCell's common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 2 preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends by a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The Series 2 Preferred Shares are not redeemable by the Company prior to July 31, 2004. On or after July 31, 2004, and subject to the Business Corporations Act (Alberta), the Series 2 Preferred Shares may be redeemed by the Company, in whole or part, if on the day that the notice of redemption is first given, the volume-weighted average price at which FuelCell's common shares are traded on the applicable stock exchange during the 20 consecutive trading days ending on a date not earlier than the fifth preceding date on which the notice of redemption is given was not less than a 20 percent premium to the current conversion price on payment of Cdn.$25.00 per Series 2 Preferred Share to be redeemed, together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption. On or after July 31, 2010, the Global Series 2 Preferred Shares are redeemable at any time on payment of Cdn.$25.00 per Series 2 Preferred Share to be redeemed together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption.

In the event of liquidation, dissolution or winding up of Global, whether voluntary or involuntary, or any other distribution of assets of Global among its shareholders for the purpose of winding up its affairs, the holder of Global Series 2 Preferred Shares will be entitled to receive the amount paid up on such Global Series 2 Preferred Shares (currently Cdn.$25,000,000) together with an amount equal to all accrued and unpaid dividends thereon, the whole before any amount will be paid or any property or assets of Global will be distributed to the holder of Global common shares. After payment to the holder of the Series 2 Preferred Shares of the amounts so payable to them, the holder of the Series 2 Preferred Shares will not be entitled to share in any other distribution of the property or assets of Global.

The fair value of the preferred shares as of the date that we acquired Global was determined to be $9.1 million based upon a qualified third party valuation.  This valuation was performed using the income approach to estimate the fair value of the securities based on expected future economic benefits. In applying this method, cash flows are estimated for the life of the securities and then discounted to present value to arrive at an indication of fair value.  Amounts projected and then discounted included future dividend payments and conversion of the securities in 2020. Implicit in this valuation are certain assumptions regarding timing and payment of dividends and the ultimate conversion of the securities.  In discounting future cash flows, a discount rate of 13 percent was used which is a rate comparable to yield indexes of technology high yield bonds trading as of the valuation date. In addition to the discount rate, as these securities are not publicly traded, the valuation assumed an additional marketability discount of 15 percent.  Over time, we will accrete these discounts.

Proforma Financial Information

The following unaudited proforma financial information presents the combined results of operations of FuelCell Energy and Global, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This presentation gives effect to certain adjustments including: amortization of the acquired intangible assets and the elimination of acquired in-process research and development. The proforma financial information does not necessarily reflect the results of operations that would have occurred had FuelCell Energy and Global constituted a single entity during such periods.

 FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

	Three months ended January 31,
	2004	2003
Proforma results FuelCell Energy and Global combined:
Revenues	$13,339	$13,955

Net loss	$(15,662)	$(20,357)
Loss per basic and diluted common share	$(0.33)	$(0.43)

Note 3.  Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at January 31, 2004 and October 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At January 31, 2004
U.S. government obligations	$110,158	$92	$(6)	$110,244

At October 31, 2003
U.S. government obligations	$112,440	$108	$(17)	$112,531

Reported as:

	January 31,	October 31,
	2004	2003
Short-term investments	$ 101,742	$ 93,750
Long-term investments	8,416	18,690
Total	$ 110,158	$ 112,440

Short-term investments securities have maturity dates ranging from February 29, 2004 to January 31, 2005, and estimated yields ranging from 0.94 percent to 4.25 percent. Long-term investments securities have maturity dates ranging from February 28, 2005 to May 31, 2005, and estimated yields ranging from 1.26 percent to 5.99 percent. Our weighted average yield on our short and long-term investments was 1.10 percent as of January 31, 2004.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 4.  Inventories

The components of inventory at January 31, 2004 and October 31, 2003 consisted of the following:

	January 31,	October 31,
	2004	2003

Raw materials	$ 4,577	$ 3,611
Work-in-process and finished goods	13,007	12,343
Total	$ 17,584	$ 15,954

For the fuel cell business segment, inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market (LCM) reserve against gross inventory values. Our LCM reserve, reducing gross inventory values to the reported amounts, was approximately $12.0 million and $10.8 million at January 31, 2004 and October 31, 2003, respectively.

Included in the above are inventories from our TEG business segment totaling approximately $3.0 million as of January 31, 2004. For the TEG business segment, inventories of finished goods and work in process inventories are valued at the lower of cost, determined on a unit cost basis, or market price. Raw materials and purchased parts are valued at the lower of cost, determined on a first-in, first-out basis, or market price.

Note 5.  Credit Facilities

Global has an operating line of credit and a facility to support contractual guarantees with a Canadian chartered bank for Cdn.$20.0 million and $4.0 million, respectively. Borrowings under these facilities bear interest at the bank's prime rate (4.25% as of January 31, 2004), and are repayable on demand. Global has pledged as collateral a general security agreement over existing and future property of Global and funds held on deposit with the bank. At January 31, 2004, letters of guarantee and other guarantees issued pursuant to these facilities totaled approximately $2.7 million.

Note 6.  Shareholders' Equity

Acquisition of Global Thermoelectric, Inc.

In conjunction with our acquisition of Global, we issued approximately 8.2 million common and exchangeable shares to acquire the outstanding common shares of Global. In addition, we assumed Global's Series 2 preferred shares.  Refer to Note 2 - Business Combinations for additional disclosure regarding this acquisition.

Warrants

On November 4, 2003, we signed an agreement with Enbridge, Inc. to sell DFC products in Canada. As part of the agreement, Enbridge has received warrants to purchase 500,000 shares of FuelCell Energy common stock exercisable on a graduated scale based on order flow. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006, if not exercised sooner.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Changes in shareholders' equity

 Changes in shareholders' equity were as follows for the quarter ended January 31, 2004:

Balance at October 31, 2003	$ 205,085
Issuance of common stock and assumption of stock options in connection with acquisition, net	81,825
Assumption of preferred stock in connection with acquisition, at fair value	9,100
Accretion of fair value discount of preferred stock	284
Reduction of additional paid in capital for accretion of discount	(284)
Proceeds from sales of shares through employee stock plans	901
Net loss	(27,862)
Balance at January 31, 2004	$ 269,049

Note 7.  Segment Information and Major Customers

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we use the "management" approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. Following our November 2003 acquisition of Global, we now operate under two business segments: research, development and sales of fuel cell products and manufacture and sale of thermoelectric generators.  Revenue, costs and expenses of these business segments as well as those of the consolidated company for the three months ended January 31, 2004 are as follows:

	Three months ended January 31, 2004
	Fuel Cells	Generators	Total
Revenues
Research and development	$ 5,366	$ -	$ 5,366
Product sales and revenues	2,028	5,945	7,973
Total Revenues	7,394	5,945	13,339

Costs and expenses
Cost of research and development contracts	7,471		7,471
Cost of product sales and revenues	7,623	4,354	11,977
Administrative and selling expenses	3,701	519	4,220
Research and development expenses	5,865	245	6,110
Purchased in-process research and development	12,200	-	12,200
Total Costs and expenses	36,860	5,118	41,978

(Loss) income from operations	$ (29,466)	$ 827	$ (28,639)

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

We operated in one business segment during the three months ended January 31, 2003; research, development and sales of fuel cell products.

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer's ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present revenues (greater than ten percent of our total revenues) and long-lived assets information for geographic areas:

	Three months ended January 31,
Revenues:	2004	2003
United States	$9,358	$8,189
Japan	*	1,288
Other Countries	3,981	816
Total	$13,339	$10,293

	January 31,
Long lived assets:	2004	2003
United States	$41,973	$43,881
Other countries	13,304	--
Total	$55,277	$43,881

____

 *  - Less than ten percent of total revenues in period.

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts.  Those customers that accounted for greater than ten percent of our total revenues during the three months ended January 31, 2004 and 2003 are as follows:

	Three months ended January 31,
	2004	2003
U.S. Government (1)	40%	53%
Hunter Manufacturing	13%	--
PPL Energy Plus, LLC	*	16%
Marubeni, Inc.	*	13%

____

 *  - Less than ten percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 8.  Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended January 31,
	2004	2003
Weighted average basic common shares	47,368,764	39,306,991
Effect of dilutive securities(1)	-	-
Weighted average basic common shares adjusted for diluted calculations	47,368,764	39,306,991

____

(1)   We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three months ended January 31, 2004, and 2003 the shares of potentially dilutive (in-the-money) stock options were 3,110,898 and 2,068,648, respectively.  We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

Note 9.    Subsequent Events

Shelf Registration Statement

On February 17, 2004, we filed a shelf registration statement with the Securities and Exchange Commission for $100 million in various securities. We intend to use the net proceeds from any sale of securities offered pursuant to the registration statement for general corporate purposes, which may include increased marketing and market development activities, expansion of our manufacturing facilities and other capital expenditures, product development, increased working capital and research and development of fuel cell technologies.

Long-Term Power Purchase Agreement for the City of Santa Barbara

On March 8, 2004, FuelCell Energy and Alliance Power, announced they will supply 500 kilowatts of renewable power to the city of Santa Barbara, CA.  The two 250-kilowatt DFC power plants will supply electric power and heat to Santa Barbara's El Estero Wastewater Treatment Plant, using methane gas from the anaerobic digesters as the fuel source. The power plants are expected to be delivered and operational in the fourth quarter of 2004.

Alliance Power and FuelCell Energy have formed a joint venture in the form of an LLC, which will sell the electric power and supply heat to the facility under a long-term power purchase agreement. Alliance Power is the turnkey provider to the project and FuelCell Energy will provide the DFC power plants and operations and maintenance services. FuelCell Energy will hold an 80 percent equity ownership interest in the LLC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

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

Critical accounting policies and estimates. This section discusses those accounting policies that are considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2004 and 2003, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations about the development and commercialization of our fuel cell technology, integration of our acquisition of Global Thermoelectric, Inc. (Global) and our strategic review of the thermoelectric generator product line.  Actual results could differ materially from those projected. Factors that could cause such a difference include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2003.

OVERVIEW

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969 and carbonate fuel cells since the mid-1970s.  We are currently commercializing our core carbonate fuel cell products (Direct FuelCell® (DFC®) Power Plants), continuing to develop our next generation DFC products and beginning the development process of solid oxide fuel cell (SOFC) technology.

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

Our current products, the DFC300A, DFC1500 and DFC3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 50 MW.  Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants, data centers, manufacturing and industrial facilities, office buildings, hospitals, universities, and hotels, as well as in grid support applications for utility customers.  We are currently operating 23 DFC power plants at customer sites throughout the U.S., Europe and Japan where they have generated more than 27 million kWh of electricity through March 15, 2004.

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

Strategically, we are focused on developing sustainable markets, reducing product cost and increasing operating experience for our core DFC products. Sustainable markets are target customer applications with the greatest opportunity for multiple and repeat orders.  By reducing component costs and improving fuel cell stack output, we believe we can lower the overall cost of electricity generated by our products enabling the price of our DFC power plants to be competitive with existing technologies.  As more units are delivered, operating hours will increase which should further open up markets. We believe this focus will result in additional order volume and allow us to penetrate broader commercial and industrial markets for power generation with our DFC products.   We believe that as a result of these efforts, we can achieve operating break-even at annual production volumes of approximately 100 MW.

SOFC

In April 2003, we were selected by the Department of Energy (DOE) to lead a project team for its $139 million Solid State Energy Conversion Alliance (SECA) program.  The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells for residential, commercial and light industrial applications ranging in product size from 3 to 10 kilowatts each for applications up to 100 kW. To strengthen our commercialization capabilities for this contract, we recently made two strategic investments in SOFC technology; our investment of $2.0 million in Versa Power Systems and our November 2003 acquisition of Global Thermoelectric Inc (Global).  Versa Power Systems was formed to produce a range of products for the distributed generation market incorporating its patented reduced temperature SOFC system.  Global has been developing SOFC power plants since 1997. If successfully commercialized, these products would be complementary to our larger scale DFC product line.

Thermoelectric Generator (TEG) Product Line

With the acquisition of Global, we acquired its TEG product line. TEGs are used as a source of electrical power in remote areas. TEGs convert heat directly into electricity.  As heat moves from a gas burner through a thermoelectric module, it causes an electric current to flow.  The heart of Global's TEGs is a hermetically sealed module or 'thermopile' that contains an array of lead-tin-telluride semiconductor elements.  The module provides a chemically stable environment for the thermoelectric materials ensuring a long service life.  On one side of the thermopile, a gas burner is installed, while the opposite side is kept cool by aluminum cooling fins or a heat pipe assembly.  Without the use of moving parts, the heat flow through the thermopile creates steady DC electricity.

Since our acquisition of Global on November 3, 2003 we have continued to evaluate Global's generator product line to determine its strategic fit within the combined company.  While we have solicited offers to sell this product line, we have not made a final determination as to whether or not to retain or monetize the value of this product line.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our Internet website (http://www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06813.

RECENT DEVELOPMENTS

Shelf Registration Statement

On February 17, 2004, we filed a shelf registration statement with the Securities and Exchange Commission for $100 million in various securities. We intend to use the net proceeds from any sale of securities offered pursuant to the registration statement for general corporate purposes, which may include increased marketing and market development activities, expansion of our manufacturing facilities and other capital expenditures, product development, increased working capital and research and development of fuel cell technologies.

Long-Term Power Purchase Agreement for the City of Santa Barbara

On March 8, 2004, FuelCell Energy and Alliance Power, announced they will supply 500 kilowatts of renewable power to the city of Santa Barbara, Calif.  The two 250-kilowatt DFC power plants will supply electric power and heat to Santa Barbara's El Estero Wastewater Treatment Plant, using methane gas from the anaerobic digesters as the fuel source. The power plants are expected to be delivered and operational in the fourth quarter of 2004.

Alliance Power and FuelCell Energy have formed a joint venture in the form of an LLC, which will sell the electric power and supply heat to the facility under a long-term power purchase agreement. Alliance Power is the turnkey provider to the project and FuelCell Energy will provide the DFC power plants and operations and maintenance services. FuelCell Energy will hold an 80 percent equity ownership interest in the LLC.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds.  As of January 31, 2004 research and development sales backlog totaled $25.6 million, of which 58 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Fuel cell product sales and revenues include revenues from product sales and service contracts.  Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value.  Revenues from service contacts are recognized ratably over the contract term while costs are expensed as incurred. As our fuel cell products are in their initial stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. Once we have established that our fuel cell products have achieved commercial market acceptance and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately upon identification.

Revenue from product sales of our TEG product line are recorded on shipment to the customer provided there are no other significant obligations to be fulfilled by us and collection is reasonably assured. Service revenue is recognized when the service is performed. Revenue from long-term contracts with multiple deliverable arrangements is recognized as the elements of the contract are delivered based upon their respective fair value. In circumstances where uncertainty exists about customer acceptance relating to certain elements of a contract, revenue is not recognized until acceptance occurs.

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners.  These warrants vest as orders from our business partners exceed stipulated levels.  Should warrants vest, or when management estimates that it is probable that warrants will vest, we will record a proportional amount of the fair value of the warrants against related revenue as a sales discount. No discounts have been recorded to date, as our partners have not achieved the sales levels outlined in the warrant agreements.

Inventories

During the procurement and manufacturing process of a fuel cell power plant, costs for material, labor and overhead are accumulated in raw materials and work-in-process (WIP) inventory until they are transferred to a customer contract.  We provide for a lower of cost or market (LCM) reserve against gross inventory values. This reserve is estimated by comparing the current sales prices of our fuel cell power plants to actual costs of completed power plants. Our LCM reserve balance was approximately $12.0 million and $10.8 million as of January 31, 2004 and October 31, 2003, respectively. The increase in the LCM reserve over October 31, 2003 is due to the higher balance of plant inventory, which was received, in the first quarter. In future periods, product sales prices and inventory mix and costs will affect our LCM reserve balance.

Internal Research and Development Expenses

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

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators. Indicators that management uses include revenues compared to prior periods and internal forecasts, costs of our products and results of our "cost-out" initiatives, and operating cash use. These are discussed throughout the 'Results of Operations' and 'Liquidity and Capital Resources' sections.

Comparison of Three Months ended January 31, 2004 and January 31, 2003

Revenues and costs of revenues

The following tables summarize our revenue mix for the three months ended January 31, 2004 and 2003 (dollar amounts in thousands), respectively:

	Three Months Ended January 31, 2004		Three Months Ended January 31, 2003		Percentage Increase /
Revenues:	Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	(Decrease) in Product Revenues
Fuel Cell Business Segment
Research and development contracts	$ 5,366	40%	$ 5,459	53%	(2)%
Fuel cell product sales and revenues	2,028	15%	4,834	47%	(58)%
Generator Business Segment
Generator product sales	5,945	45%	--	--	*
Total	$ 13,339	100%	$ 10,293	100%	30%

	Three Months Ended January 31, 2004		Three Months Ended January 31, 2003		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Fuel Cell Business Segment
Research and development contracts	$ 7,471	38%	$ 7,110	32%	5%
Fuel cell product sales and revenues	7,623	39%	14,948	68%	(49)%
Generator Business Segment
Generator product sales	4,354	21%	--	--	*
Total	$ 19,448	100%	$ 22,058	100%	(12)%

____

* - Calculation not meaningful

Total revenues for the three months ended January 31, 2004 increased by $3.0 million, or 30 percent, to $13.3 million from $10.3 million during the same period last year.  This increase was driven by our acquisition of Global and revenue from the TEG product line, which had $5.9 million in revenue in the first quarter. This increase was offset by lower fuel cell product sales of approximately $2.8 million. The components of our revenues and cost of revenues are further described as follows:

Fuel Cell Business Segment

Research and development contracts

Research and development revenue during the three months ended January 31, 2004 was comprised primarily of work performed on the Department of Energy's (DOE) product design improvement (PDI) program, work on one-megawatt and two-megawatt power plants for King County, Washington and Clean Coal, respectively, and the Navy's Vision 21 and Ship Service Fuel Cell (SSFC) programs.  The 2 percent decrease in research and development revenue was primarily due to lower funding on the PDI program compared to the prior year, which was partially offset by revenue from other sources.

Cost of research and development contracts increased to $7.5 million during the three months ended January 31, 2004, compared to $7.1 million for the same period in 2003.  The increase was partially due to increased activities on the Clean Coal project compared to the prior year. The mix of our cost share will cause our costs compared to revenues to fluctuate. We continue to participate in cost-share contracts and invest in developing fuel cell technology. We expect to continue to make strategic investments in cost-share contracts in fiscal 2004 and beyond.

Fuel cell product sales and revenues

The decrease in fuel cell product sales revenue during the three months ended January 31, 2004 is due to the current production schedule and customer delivery requirements.  As of January 31, 2004, our fuel cell product sales backlog totaled approximately $16.3 million, up from $14.4 million in the same period a year ago.

Cost of product sales and revenues decreased to $7.6 million during the three months ended January 31, 2004 compared to $14.9 million during the same period of the prior year.  The ratio of product costs to revenues increased during the first quarter of fiscal 2004 as our LCM inventory reserve increased (resulting in a charge to costs of sales).  The increase in the LCM reserve during the quarter is due to the increase in balance of plant inventory. In addition, we continue to incur  "first time" costs that include qualifying multiple vendors for materials and components.

We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our engineering and manufacturing efforts and production volumes increase.

Generator Business Segment

Thermoelectric generator product sales and revenues

The TEG product line recorded revenue of $5.9 million in the three months ended January 31, 2004.  Costs of sales were $4.4 million resulting in a gross margin of $1.6 million (26.8 percent of revenue).  As part of our acquisition of Global, we acquired intangible customer relationships and backlog, which have been recorded as intangible assets and are being amortized through costs of sales over their useful lives.  Amortization of purchased intangibles totaling approximately $0.4 million was recorded during the three months ended January 31, 2004.

Administrative and selling expenses

Administrative and selling expenses increased by 35 percent, to $4.2 million during the three months ended January 31, 2004 compared to $3.1 million in the same period of the prior year.  This increase was primarily due to our acquisition of Global, which accounted for approximately $0.8 million of the total increase.  The remaining increase is due to higher legal and professional fees and sales and marketing expenses over the same period of the prior year.

Research and development expenses

Research and development expenses increased, to $6.1 million during the three months ended January 31, 2004 compared to $2.1 million recorded in the same period of the prior year.  Of this increase, $3.2 million is related to SOFC research and development expense incurred by Global. The remaining increase is due to increased focus on our "cost-out" program, which was implemented, in fiscal 2003.  These continuing efforts are expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time.  During the three months ended January 31, 2004, we expanded our "cost out" efforts by hiring an additional 15 engineering employees who will be primarily focused on this program.

During the three months ended January 31, 2004 we laid off 40 employees in our Canadian SOFC operation as we began to integrate that business with the existing fuel cell business segment.  We expect costs related to the SOFC research effort to decline as a result of these workforce reductions.  In addition, we expect that once we are awarded funding on the SECA contract, some of the SOFC efforts will become cost of research and development revenues.

Purchased in-process research and development

We recorded a charge totaling $12.2 million during the three months ended January 31, 2004 for in-process research and development acquired in the Global transaction. In 1997, Global began developing SOFC technology, which is still in development. Global's SOFC is a ceramic planar (flat, square or rectangular) cell, with a solid electrolyte that is anode supported (the thickest component to which all other materials are subsequently mounted) and conducts oxygen ions. Global has developed a proprietary microstructure that gives its fuel cells very high power densities (the amount of power measured in watts per square centimeter of surface area).

The $12.2 million allocated to in-process research and development (IPR&D) was determined using established valuation techniques through a qualified third party valuation. As the SOFC technology is in the early stages of development, the valuation was based, in part, on the cost approach.  The cost approach was used because the SOFC technology, while demonstrating substance, is nonetheless so early in its development cycle that reliable forecasts of future benefit do not exist. The valuation also used the market approach as a second method to estimate the implied value of the SOFC business line, by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid, giving effect to the stage of completion at the acquisition date. An average of these two valuation techniques was used to determine the IPR&D amount.  The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology had not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, "Accounting for Research and Development Costs."

Loss from operations

The net result of our revenues and costs was a loss from operations for the three months ended January 31, 2004 totaling $28.6 million.  This operating loss is approximately 69 percent higher than the $17.0 million loss recorded in the comparable period last year due primarily to the acquisition related charge of purchased in-process research and development totaling $12.2 million.

Other factors impacting the operating loss included reduced funding on certain government contracts, development of our distribution network, and increases in operating costs including depreciation on new production equipment, business insurance premiums, information systems and infrastructure. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our "cost out" initiatives.

Interest and other income, net

Interest and other income, net, was unchanged when comparing the three months ended January 31, 2004 to the same period of the prior year.  In the first quarter of 2004 we realized foreign currency gain totaling approximately $0.3 million, which offset a decline (compared to the same period of the prior year) of interest income totaling approximately $0.3 million. The reduction in interest income is due to reduced interest rates and lower cash and investment balances compared to the prior year.

Provision for income taxes

The provision for income taxes totaling $0.2 million is related to the operations of our foreign subsidiary, Global Thermoelectric, Inc.  Global is required to pay foreign income taxes on its income in certain countries in which it conducts business.

For the fuel cell business segment, we believe that due to our efforts to commercialize our DFC technology, we will continue to incur losses.  Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets.  Therefore, no tax benefit has been recognized related to current year losses and other deferred tax assets.

Liquidity and Capital Resources

We had approximately $193.1 million of cash, cash equivalents and investments as of January 31, 2004. As of October 31, 2003, we had total cash, cash equivalents and investments in treasury securities of approximately $153.4 million. In conjunction with our acquisition of Global Thermoelectric, Inc., we acquired $55.8 million in cash, cash equivalents and investments.

Sources and Uses of Cash and Investments

We continue to invest in new product development and bringing our products to market and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from operations. Cash from operations includes revenue from government research and development contracts, product sales, license fees and interest income. Our future cash requirements depend on numerous factors including increasing annual order volume, implementing our cost reduction efforts on our fuel cell products, and future involvement in research and development contracts.

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

In addition, we believe that increased production volumes will spread fixed costs over more units of production, resulting in a lower per unit cost. Our manufacturing, testing and conditioning facilities have equipment in place to accommodate 50 MW of annual production. Our multi-disciplined cost reduction program is expected to significantly reduce our product costs over time.  Previously, we have stated that we could reach operating break-even at 150 MW to 200 MW of annual production volume.  As a result of successes to date and initiatives underway in our cost reduction program, we believe that we can achieve operating break-even at annual production volumes of approximately 100 MW.

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

Cash Inflows and Outflows

During the quarter ended January 31, 2004, cash and cash equivalents and investments increased by $39.7 million compared with a decrease of $20.1 million during the quarter ended January 31, 2003.  This increase was due to cash and investments acquired in the Global acquisition totaling $55.8 million offset by cash use of $16.1 million.

The key components of our cash inflows and outflows are as follows:

Operating Activities: During the quarter ended January 31, 2004, we used $13.6 million in cash in our operating activities, which consists of a net loss for the period of approximately $27.9 million, offset by non-cash adjustments totaling $15.0 million and working capital use of approximately $0.7 million. Non-cash adjustments included a charge of $12.2 million related to in-process research and development acquired in the Global acquisition, depreciation totaling $2.3 million and amortization of $0.7 million.  This compares to an operating cash usage of $18.0 million during the quarter ended January 31, 2003.  The decrease in operating cash usage is due primarily to less working capital use compared to the prior period.

Investing Activities:  We acquired Global on November 3, 2003 by issuing 8.2 million shares of common stock.  In conjunction with this acquisition, we acquired $55.8 million of cash and investments.  The cash acquired from Global was offset by approximately $2.8 million of transaction and professional fees related to the acquisition. Capital expenditures for the quarter ended January 31, 2004 were approximately $1.0 million compared to $2.0 million in the prior year as we had less systems and infrastructure spending.

Financing Activities:  During the quarter ended January 31, 2004, we generated $0.8 million from financing activities, through the exercise of stock options and purchases of shares in our employee stock purchase plan offset by repayments of debt.  This compares with $0.1 million generated in the three months ended January 31, 2003. The increase year over year is due to increased exercises of stock options.

In our March 8, 2004 earnings release, we disclosed that "total capital expenditures for the first quarter of fiscal 2004 were $0.4 million and depreciation and amortization expense was $2.4 million."  In preparing this 10-Q filing, it was determined that total capital expenditures and depreciation and amortization were $1.0 million and $3.0 million, respectively.  These amounts have been properly disclosed in this section and in our 'Consolidated statements of cash flows'.

Commitments and Significant Contractual Obligations

 A summary of our significant future commitments and contractual obligations as of January 31, 2004 and the related payments by fiscal year is summarized as follows (in thousands):

Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease commitments	$4,972	$1,368	$1,597	$1,025	$982
Term loan (principal and interest)	1,828	414	828	586	--
Preferred dividends payable (1) (2)	20,830	379	758	758	18,935
Totals	$27,630	$2,161	$3,183	$2,369	$19,917

 ____

(1)   Quarterly dividends of Cdn.$312,500 accrue on the Series 2 Preferred Shares (subject to possible reduction pursuant to the terms of the Series 2 Preferred Shares on account of increases in the price of FuelCell's common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. the holder of the Series 2 preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends by a 2.45% quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at January 31, 2004 was approximately $1.9 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million.

(2)   We have assumed a constant exchange rate for the purposes of this disclosure at 0.76 U.S. dollars to 1.0 Canadian dollar.

Global maintains an operating line of credit and a facility to support contractual guarantees with a Canadian chartered bank for Cdn.$20 million and $4.0 million, respectively. Borrowings under these facilities bear interest at the bank's prime rate, and are repayable on demand. Global has pledged as collateral a general security agreement over existing and future property of Global and a hypothecation of funds held on deposit with the bank. At January 31, 2004, letters of guarantee and other guarantees issued pursuant to these facilities totaled approximately $2.7 million.

Additionally, we have short-term purchase commitments with some suppliers for materials and supplies as part of the normal course of business.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project in an agreed ratio with the government agency.  For example, our DOE sponsored demonstration of our two-megawatt DFC3000 power plant operating on synthesis gas derived from coal has a total project value of $34.5 million. The DOE will reimburse 50 percent of the cost on this project and we will incur the balance.  Thus, over the life of this program and, assuming funding is approved annually by Congress, our share of the total research and development expenditures would be approximately $17.3 million for this program. As of January 31, 2004 our research and development sales backlog totaled $25.7 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $14.1 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices.  In fiscal 2003 our product costs of  $50.4 million exceeded our product revenues of $16.1 million.  As of January 31, 2004, we had a product sales backlog of approximately $16.3 million. We do not currently expect sales from this backlog to be profitable, although we cannot predict, with certainty, what our product costs will be on these sales.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates, relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months.  Cash is invested overnight with high credit quality financial institutions.  Based on our overall interest exposure at January 31, 2004, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.8 million annually.

Foreign Currency Exchange Risk

With our acquisition of Global, we are subject to increased foreign exchange risk although we are taking steps to mitigate those risks where possible. Following the closing of the acquisition, we invested a significant percentage of Global's cash in U.S. dollar denominated investments.  As of January 31, 2004 approximately $5.8 million (or 3  percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars.

Our functional currency is the U.S. dollar and we have established our newly acquired Canadian subsidiary's functional currency as the U.S. dollar as the majority of its cash is invested in U.S. dollar investments and the subsidiary conducts significant business with U.S. customers and suppliers.

During the three months ended January 31, 2004 we recognized a foreign exchange gain totaling $0.3 million which has been recorded as a component of 'Interest and other income' on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Item 4.  CONTROLS AND PROCEDURES

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

(b) Reports on Form 8-K

We filed on a Form 8-K dated March 8, 2004 under Item 12 "Results of Operations and Financial Condition" a press release announcing our first quarter 2004 results and year to date accomplishments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                FUELCELL ENERGY, INC.
                                                                                                                                                                (Registrant)

March 16, 2004	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002