Form 10-Q
period 2004-04-30
FUELCELL ENERGY INC
filed 2004-06-14
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2004
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______

Commission File Number 1-14204

FUELCELL ENERGY, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	06-0853042
(State of Incorporation)	(I.R.S. Employer Identification Number)

3 Great Pasture Road
Danbury, Connecticut 06813
(Address of Principal Executive Offices)

Telephone (203) 825-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [   ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share, outstanding at June 8, 2004: 48,109,657 (which includes 2,046,541 shares of common stock issuable upon exchange of exchangeable shares that are issued and outstanding).

FUELCELL ENERGY, INC

FORM 10-Q

As of and For the Three and Six Month Period Ended April 30, 2004

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	April 30,
	2004	October 31,
	Unaudited	2003

ASSETS
Current assets:
Cash and cash equivalents	$67,099	$41,000
Investments: U.S. treasury securities	99,505	93,750
Accounts receivable, net of allowance for doubtful accounts of $29 and $60
respectively	6,995	4,948
Inventories, net	15,987	15,954
Other current assets	7,081	5,140
Assets held for sale	21,029	—

Total current assets	217,696	160,792

Property, plant and equipment, net	47,803	39,778
Investments: U.S. treasury securities	4,759	18,690
Goodwill	4,634	—
Other assets, net	3,627	4,103

Total assets	$278,519	$223,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$333	$323
Accounts payable	5,168	6,667
Accrued liabilities	5,915	5,369
Liabilities held for sale	4,424	—
Deferred license fee income	262	37
Deferred revenue	8,312	4,398

Total current liabilities	24,414	16,794

Long-term debt and other liabilities	1,692	1,484

Total liabilities	26,106	18,278

Shareholders’ equity
Common stock ($.0001 par value); 150,000,000 shares authorized at April
30, 2004 and October 31, 2003; 48,037,407 and 39,423,133 shares issued and outstanding at April 30, 2004 and October 31, 2003,
respectively	5	4
Preferred shares of subsidiary	9,440	—
Additional paid-in capital	425,177	340,559
Accumulated deficit	(182,209)	(135,478)

Total shareholders’ equity	252,413	205,085

Total liabilities and shareholders’ equity	$278,519	$223,363

See accompanying notes to consolidated financial statements.

     FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	April 30,
	2004	2003

Revenues:
Research and development contracts	$5,125	$4,138
Product sales and revenues	1,924	4,762

Total revenues	7,049	8,900

Costs and expenses:
Cost of research and development contracts	6,975	11,632
Cost of product sales and revenues	9,567	15,001
Administrative and selling expenses	3,723	3,212
Research and development expenses	6,447	1,954

Total costs and expenses	26,712	31,799

Loss from operations	(19,663)	(22,899)

License fee income, net	69	67
Interest expense	(23)	(36)
Interest and other income, net	463	1,880

Net loss from continuing operations before provision for
income tax	$(19,154)	$(20,988)

Provision for income taxes	—	—

Net loss from continuing operations	$(19,154)	$(20,988)

Discontinued operations, net of tax	285	—

Net loss	$(18,869)	$(20,988)

Loss per share basic and diluted:
Continuing operations	$(0.40)	$(0.53)
Discontinued operations	—	—

Net loss	$(0.40)	$(0.53)

Basic and diluted weighted average shares
outstanding	47,727,788	39,325,987

See accompanying notes to consolidated financial statements.

     FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended
	April 30,
	2004	2003

Revenues:
Research and development contracts	$10,491	$9,597
Product sales and revenues	3,952	9,596

Total revenues	14,443	19,193

Costs and expenses:
Cost of research and development contracts	14,446	18,742
Cost of product sales and revenues	17,190	29,949
Administrative and selling expenses	7,424	6,342
Research and development expenses	12,312	4,035
Purchased in-process research and development	12,200	—

Total costs and expenses	63,572	59,068

Loss from operations	(49,129)	(39,875)

License fee income, net	136	135
Interest expense	(60)	(73)
Interest and other income, net	1,381	2,799

Net loss from continuing operations before provision for
income tax	$(47,672)	$(37,014)

Provision for income taxes	—	—

Net loss from continuing operations	$(47,672)	$(37,014)

Discontinued operations, net of tax	941	—

Net loss	$(46,731)	$(37,014)

Loss per share basic and diluted:
Continuing operations	$(1.00)	$(0.94)
Discontinued operations	.02	—

Net loss	$(0.98)	$(0.94)

Basic and diluted weighted average shares
outstanding	47,637,245	39,316,437

See accompanying notes to consolidated financial statements.

     FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	April 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(46,731)	$(37,014)
Adjustments to reconcile net loss to net cash used in
operating activities, net of effects of acquisition:
Income from discontinued operations	(941)	—
Purchased in process research and development	12,200	—
Depreciation and amortization	5,037	2,697
Loss on disposal of assets	8	3
Amortization of treasury note	—	280
Provision for doubtful accounts	(31)	—
(Increase) decrease in operating assets:
Accounts receivable	(1,878)	690
Inventories	(33)	1,560
Other current assets	(735)	(987)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(6,660)	(3,375)
Deferred revenue	3,988	(675)
Deferred license fee income and other	151	150

Net cash used in operating activities	(35,625)	(36,671)

Cash flows from investing activities:
Capital expenditures	(1,960)	(3,214)
Treasury notes matured	71,841	79,374
Treasury notes purchased	(64,002)	(74,237)
Cash acquired from acquisition of Global
Thermoelectric, Inc., net of transaction costs	53,004	—

Net cash provided by investing activities	58,883	1,923

Cash flows from financing activities:
Repayment on long-term debt	(145)	(142)
Payment of preferred dividends	(237)	—
Common stock issued for Option and Stock Purchase Plans	2,848	201

Net cash provided by financing activities	2,466	59

Net cash provided by discontinued operations:	375	—

Increase (decrease) in cash	26,099	(34,689)

Cash at beginning of period	41,000	102,495
Cash at end of period	$67,099	$67,806

Supplemental disclosure of cash paid during the period for:
Interest	$60	$73
Taxes	$390	$—

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. (the “Company”, or “FuelCell”) is a leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation. We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (Direct FuelCell(R), or DFC(R), power plants) and continuing to develop our next generation of fuel cell products.

Basis of Presentation – Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2004 have been included. The balance sheet as of October 31, 2003 has been derived from the audited financial statements at that date. The results of operations and cash flows for the three and six months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2003 Annual Report on Form 10-K.

The consolidated financial statements include accounts of FuelCell Energy, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated. On November 3, 2003, FuelCell Energy completed the acquisition of Global Thermoelectric, Inc. and combined operations. The acquisition has been accounted for as a purchase under accounting principles generally accepted in the United States of America (GAAP) and Global’s financial results have been consolidated with FuelCell Energy’s financial reporting beginning on November 3, 2003. FuelCell Energy’s financial data prior to the acquisition has not been restated to include Global’s financial data.

Subsequent to April 30, 2004, we sold Global, which included the thermoelectric generator (TEG) product line. Refer to Note 9 – Subsequent Events for additional disclosure related to this transaction. This business has been reported as discontinued operations on the accompanying financial statements. Assets and liabilities associated with this business have been reclassified as “held for sale” on our balance sheet. The solid oxide fuel cell (SOFC) technology group, which was previously part of the Global, is being retained by us and will be merged into our Canadian subsidiary, FuelCell Energy, Ltd.

Alliance Monterrey, LLC and Alliance Chico, LLC are joint ventures between us Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements with the City of Santa Barbara and the Sierra Nevada Brewery Co. The financial results of the joint ventures were consolidated with those of FuelCell Energy, which owns 80 percent of each entity.

Certain reclassifications have been made to our prior year financial statements to conform to the 2004 presentation.

Foreign Currency Translation

Our Canadian operations are considered financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. Monetary items are translated at period end exchange rates; non-monetary items are translated at historical exchange rates; revenue and expense items are translated at average rates of exchange prevailing during the period; and depreciation and amortization are translated at the same exchange rate as the assets to which they relate. Monetary items consist primarily of current assets and current liabilities such as cash, cash equivalents and investments and accounts payable, which are denominated in non-U.S. currencies. We recognized approximately ($0.03) million foreign currency loss and $0.3 million in foreign currency gain during the three and six months ended April 30, 2004, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees’ stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the intrinsic value method of recognition under APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense was recorded in the statement of operations. The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
	2004	2003	2004	2003

Net loss from continuing operations	$(19,154)	$(20,988)	$(47,672)	$(37,014)
Add: Stock based compensation included in
reporting net loss -- common shareholders	—	—	—	—
Deduct: Stock based compensation
determined under fair-value based method
for all awards	(2,238)	(2,397)	(4,527)	(5,726)

Proforma net loss from continuing operations	$(21,392)	$(23,385)	$(52,199)	$(42,740)
Basic and diluted loss per share from
continuing operations:
As reported	$(0.40)	$(0.53)	$(1.00)	$(0.94)
Pro forma	$(0.45)	$(0.59)	$(1.10)	$(1.09)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning. There was no stock based compensation expense from discontinued operations during the periods being reported.

Comprehensive Loss

Comprehensive loss was $(18,869) and $(20,988) for the three months ended April 30, 2004 and 2003, respectively. Comprehensive loss was $(46,731) and $(37,014) for the six months ended April 30, 2004 and 2003, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 2. Business Combinations

Acquisition of Global Thermoelectric Inc.

On November 3, 2003 we completed our strategic acquisition of Global, a leading developer of SOFC technology, headquartered in Calgary, Canada. This acquisition strengthens our capabilities for the U.S. Department of Energy’s (DOE’s) Solid State Energy Conversion Alliance (SECA) program in which we are participating. Subsequent to April 30, 2004, we sold Global including its TEG product line. Refer to Note 9 – Subsequent Events for additional disclosure related to this transaction. The SOFC technology group is being retained.

As consideration in this acquisition, we issued approximately 8.2 million shares of common stock (or equivalents) valued at approximately $80.8 million. We also assumed the Global stock option plan valued at approximately $1.0 million, preferred shares with a fair value at the time of acquisition of approximately $9.1 million, and incurred transaction costs of approximately $2.8 million. The total purchase price was calculated as of the transaction date at approximately $93.7 million. Subsequent to the transaction date, we incurred additional transaction costs including those associated with the announced sale of Global and its TEG product line totaling approximately $1.0 million, bringing the total investment in Global to $94.7 million.

Pursuant to the terms of the Global acquisition agreement, there was a collar set in determining the exchange ratio. Specifically, if FuelCell’s stock price closed at a 20 day “daily volume-weighted-average trading price”:

  greater than $9.74, the exchange ratio would be 0.279 shares of FuelCell Energy common stock for each share of Global common stock;
  less than $7.96, the exchange ratio would be 0.342 shares of FuelCell Energy common stock for each share of Global common stock; and
  between $7.96 and $9.74, the Global common shareholders would receive approximately $2.72 of FuelCell Energy common stock (or exchangeable shares) for each Global share held.

The measurement date was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12 –“Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. EITF 99-12 states that the measurement date is the date at “which the number of acquirer shares and the amount of consideration become fixed and determinable without subsequent revision.” In this transaction, the measurement date on which the shares to be issued became fixed and determinable was September 11, 2003 and the common stock valuation price was $9.91. Given this valuation price and according to the terms of the combination agreement, the exchange ratio was 0.279.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

In accordance with SFAS 141, “Business Combinations”, we allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development based on their estimated fair values. The excess purchase price over the fair value was recorded as goodwill. The purchase price has initially been allocated, and subsequently adjusted due to the pending sale of the TEG product line as follows:

	Initial	Adjustments to	Adjusted
	Purchase Price	Purchase Price	Purchase Price
	Allocation	Allocation	Allocation

Cash and investments	$55,781	$—	$55,781
Property and equipment	12,717	(1,524)	11,193
Accounts receivable, inventory and other assets	7,066	(6,425)	641
Accounts payable and accrued liabilities	(7,832)	2,647	(5,185)
Accrued restructuring costs	(1,261)	—	(1,261)
Long term debt and other liabilities	(774)	421	(353)
Intangible customer backlog and relationships	2,002	(2,002)	—
Purchased in-process research and development	12,200	—	12,200
Assets held for sale	—	19,107	19,107
Liabilities held for sale	—	(2,061)	(2,061)
Goodwill(1)	13,790	(9,156)	4,634

Investment in Global	$93,689	$1,007	$94,696

____
(1) – The net adjustment of $9.2 million to goodwill includes a reclassification of $10.2 million to “assets held for sale” offset by $1.0 million of additional transaction costs related to both the original purchase of Global and its subsequent divestiture.

The allocation of the purchase price is preliminary and a final determination of required purchase accounting adjustments will be made upon completion of a final analysis of the total purchase price. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the remaining goodwill will be evaluated annually for impairment.

With the sale of Global, approximately $10.2 million of goodwill has been classified as “assets held for sale” on our consolidated balance sheet as of April 30, 2004. This amount is the difference between the estimated sale price of Global and the net assets and liabilities of that subsidiary which will ultimately be sold. Refer to Note 8 –Discontinued Operations for additional disclosure related to this transaction.

Purchased in-process research and development

In 1997, Global began developing SOFC technology, which is a ceramic planar (flat, square or rectangular) cell, with a solid electrolyte that is anode supported (the thickest component to which all other materials are subsequently mounted) and conducts oxygen ions. Global has developed a proprietary microstructure that gives its fuel cells very high power densities (the amount of power measured in watts per square centimeter of surface area).

The $12.2 million allocated to in-process research and development (IPR&D) was determined using two established valuation techniques through a third party valuation. The cost approach valuation method was used because the SOFC technology is early in its development cycle and reliable forecasts of future benefit do not exist. The market approach method was used to estimate the implied value of the SOFC technology by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid. An average of these two valuation techniques was used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs.”

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The in-process research and development acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. We currently estimate that it will take between five and ten years to complete the development. The SECA program is a cost-share program totaling approximately $139 million.

Customer Backlog and Relationships

Upon the acquisition of Global, we had estimated the fair value of certain customer relationship and backlog associated with the TEG product line. These amounts have been classified as held for sale and amortization of these intangibles is reported as a component of discontinued operations.

Accrued Restructuring Costs

As of the acquisition date, we accrued approximately $0.6 million in severance related costs related to a plan to reduce the workforce by 40 employees and accrued $0.7 million in expected asset impairment costs. These severance amounts have been paid and the assets had been written down as of April 30, 2004.

Preferred shares of subsidiary

In conjunction with our acquisition of Global, we assumed the preferred share obligation comprised of 1,000,000 Series 2 non-voting Preferred Shares. The preferred shares are convertible at the option of the holder into a number of our common shares based on the fraction by which their face value of Cdn.$25.00 is of the conversion prices (in Canadian dollars) identified below:

	Conversion price per share of	Conversion price per share of
	FuelCell common stock in	FuelCell common stock
Period of conversion	Canadian Dollars(1)	in U.S. Dollars (1) (2)

To July 31, 2005	Cdn.$110.97	$84.34
August 1, 2005 to July 31, 2010	Cdn.$120.22	$91.31
August 1, 2010 to July 31, 2015	Cdn.$129.46	$98.39
August 1, 2015 to July 31, 2020	Cdn.$138.71	$105.42
After July 31, 2020	95% of the market trading	95% of the market trading
	price of FuelCell Energy’s	price of FuelCell Energy’s
	common stock at the time	common stock at the time
	of conversion (expressed	of conversion
	in Canadian dollars)

(1)	The foregoing “conversion prices” are subject to adjustment for certain subsequent events.

(2)	While the conversion of preferred shares is based on the prices of FuelCell Energy’s common stock expressed in Canadian dollars, we have provided this example of conversion prices in U.S. dollars assuming a constant exchange rate of 0.76 U.S. dollars to 1.00 Canadian dollar (which was the exchange rate at the date of acquisition). The conversion price in U.S. dollars will increase or decrease over time as currency rates fluctuate.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The number of our common shares issuable upon conversion will decline as the conversion prices increase according to the table above until July 31, 2020. After July 31, 2020, the holder has the right to convert the preferred shares into FuelCell common stock at a price equal to 95 percent of our common stock’s trading price at the time of conversion. Thus, the number of common shares issuable after July 31, 2020, could be greater than amounts issuable prior to that date.

Quarterly dividends of Cdn.$312,500 accrue on the Series 2 Preferred Shares (subject to possible reduction pursuant to the terms of the Series 2 Preferred Shares on account of increases in the price of FuelCell’s common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 2 Preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. During the three months ended April 30, 2004, we paid a cash dividend totaling Cdn.$312,500 to Enbridge.

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

As of the acquisition date, the fair value of the preferred shares was determined to be $9.1 million. Management made this determination with the assistance of a third party expert who performed a valuation of these preferred shares. This valuation was performed using the income approach to estimate the fair value of the securities based on expected future economic benefits. In applying this method, cash flows are estimated for the life of the securities and then discounted to present value to arrive at an indication of fair value. Amounts projected and then discounted included future dividend payments and conversion of the securities in 2020. Implicit in this valuation are certain assumptions regarding timing and payment of dividends and the ultimate conversion of the securities. In discounting future cash flows, a discount rate of 13 percent was used which is a rate comparable to yield indexes of technology high yield bonds trading as of the valuation date. In addition to the discount rate, as these securities are not publicly traded, the valuation assumed an additional marketability discount of 15 percent. Over time, we will accrete these discounts.

Subsequent to April 30, 2004, in conjunction with our sale of the Global subsidiary, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares issued by FuelCell Energy, Ltd.

Proforma Financial Information

The following unaudited proforma financial information presents the combined results of operations of FuelCell Energy and Global’s SOFC business, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This presentation does not consider the results of the TEG product line, which has been classified as held for sale and was sold subsequent to April 30, 2004. The proforma financial information does not necessarily reflect the results of operations that would have occurred had FuelCell Energy and Global’s SOFC business constituted a single entity during such periods.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Proforma results FuelCell Energy and	Three months ended	Six months ended
Global combined:	April 30, 2003	April 30, 2003

Revenues	$8,900	$19,193

Net loss from continuing operations	$(24,603)	$(44,311)
Loss per basic and diluted common share	$(0.63)	$(1.13)

Note 3. Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at April 30, 2004 and October 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

At April 30, 2004
U.S. government obligations	$104,264	$203	$(38)	$104,429

At October 31, 2003
U.S. government obligations	$112,440	$108	$(17)	$112,531

Reported as:
	April 30,	October 31,
	2004	2003

Short-term investments	$99,505	$93,750
Long-term investments	4,759	18,690

Total	$104,264	$112,440

Short-term investments securities have maturity dates ranging from May 15, 2004 to May 31, 2005, and estimated yields ranging from 0.91 percent to 2.22 percent. Long-term investments securities have maturity dates ranging from May 31, 2005 to August 31, 2005, and estimated yields ranging from 1.26 percent to 1.58 percent. Our weighted average yield on our short and long-term investments was 1.13 percent as of April 30, 2004.

Note 4. Inventories

The components of inventory at April 30, 2004 and October 31, 2003 consisted of the following:

	April 30,	October 31,
	2004	2003

Raw materials	$1,820	$3,611
Work-in-process and finished goods	14,167	12,343

Total	$15,987	$15,954

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Inventories are stated at the lower of cost or market price. We provide for a lower of cost or market (LCM) adjustment against gross inventory values as we are currently selling products below purchased cost. The LCM adjustment, reducing gross inventory values to the reported amounts, was approximately $16.0 million and $10.8 million at April 30, 2004 and October 31, 2003, respectively.

Note 5. Shareholders' Equity

Acquisition of Global Thermoelectric Inc.

In conjunction with our acquisition of Global, we issued approximately 8.2 million common and exchangeable shares to acquire the outstanding common shares of Global. In addition, we assumed Global’s Series 2 preferred shares. Refer to Note 2 – Business Combinations for additional disclosure regarding this acquisition.

Warrants

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, committed to creating a sub-distributor network and to provide additional support of our products. All previously issued warrants to Marubeni were cancelled. As part of the new warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. The exercise prices of the warrants range from $13.78 to $18.73 per share and the warrants will expire between April 2005, and April 2007 if not exercised sooner.

Concurrent with the April 6, 2004 agreement, the first tranche of 200,000 warrants vested. The fair value of these warrants, calculated with the assistance of a third party expert, was determined to be $0.5 million. This has been recorded as other current assets on the balance sheet with the offsetting entry to additional paid in capital. In accordance with our warrant value recognition policy, a proportional amount of the fair value of the warrants will be recorded against the revenue as a sales discount. As of April 30, 2004, these warrants had not been exercised.

On November 4, 2003, we signed an agreement with Enbridge, Inc. to sell DFC products in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of FuelCell Energy common stock exercisable on a graduated scale based on order flow. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006, if not exercised sooner. As of April 30, 2004 these warrants had not vested.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Changes in shareholders’ equity

Changes in shareholders’ equity were as follows for the six months ended April 30, 2004:

Balance at October 31, 2003	$205,085
Issuance of common stock and assumption of stock options in
connection with acquisition, net	81,825
Assumption of preferred stock in connection with acquisition, at
fair value	9,100
Accretion of fair value discount of preferred stock	576
Reduction of additional paid in capital for accretion of discount	(576)
Payment of preferred dividends	(237)
Proceeds from sales of shares through employee stock plans	2,848
Fair value of FuelCell warrants earned by distributor	534
Registration statement fees	(11)
Net loss	(46,731)

Balance at April 30, 2004	$252,413

Note 6. Segment Information and Major Customers

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we use the “management” approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. With the divesture of the TEG product line, we operate under one business segment, research, development and sales of fuel cell products.

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present revenues (greater than ten percent of our total revenues) and long-lived assets information for geographic areas:

	Three months ended		Six months ended
	April 30,		April 30,
Revenues:	2004	2003	2004	2003

United States	$6,013	$5,540	$12,732	$13,729
Japan	344	642	890	1,930
Germany	692	2,718	821	3,534

Total	$7,049	$8,900	$14,443	$19,193

	April 30,	October 31,
Long lived assets:	2004	2003

United States	$42,166	$43,881
Other countries	9,264	—

Total	$51,430	$43,881

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and six months ended April 30, 2004 and 2003 are as follows:

	Three months ended		Six months ended
	April 30,		April 30,
	2004	2003	2004	2003

U.S. Government (1)	73%	46%	73%	50%
PPL Energy Plus, LLC	*	10%	*	13%
MTU CFC Solutions GmbH	*	31%	*	18%
Marubeni, Inc.	*	*	*	10%
____
* – Less than ten percent of total revenues in period.
(1) – Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 7. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003

Weighted average basic common shares	47,727,788	39,325,987	47,637,245	39,316,437
Effect of dilutive securities(1) (2)	—	—	—	—

Weighted average basic common shares adjusted for diluted calculations	47,727,788	39,325,987	47,637,245	39,316,437

(1)	We computed earnings per share without consideration of potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three months and six months ended April 30, 2004, and 2003 the shares of potentially dilutive (in-the-money) stock options were 2,276,548 and 2,637,105, respectively. For the three months and six months ended April 30, 2004, and 2003 the shares of potentially dilutive (vested) warrants to purchase common stock were 200,000 and 0, respectively.

(2)	Unvested warrants would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

Note 8. Discontinued Operations

We have classified the TEG business segment as held for sale on the consolidated balance sheet and as discontinued operations on the consolidated statements of operations as we signed a definitive agreement, in April 2004, to sell the TEG business segment and the Global subsidiary for Cdn.$22.75 million (approximately $16.6 million U.S. dollars). The decision to sell this business was based upon its current valuation and the fact that was a non-core business of FuelCell Energy, Inc.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Assets and liabilities of the TEG business have been classified as follows on the consolidated balance sheet:

Assets classified as held for sale:
Accounts receivable, net	$3,780
Inventories, net	3,721
Other assets	304
Intangible assets	1,393
Property, plant and equipment, net	1,668
Goodwill	10,163

Total assets held for sale	$21,029

Liabilities classified as held for sale:
Accounts payable	$451
Accrued liabilities	3,232
Long-term debt and other liabilities	741

Total liabilities held for sale	$4,424

The following table represents the results of these discontinued operations, net of related income taxes.

	Three Months Ended April 30, 2004(1)	Six Months Ended April 30, 2004(1)

Product sales and revenues	$5,715	$11,660
Cost of product sales	4,342	8,696
Operating expenses	1,092	1,857

Operating Income	281	1,107

Provision for income taxes	(4)	166

Discontinued operations, net of tax	$285	$941

(1) As we acquired Global on November 3, 2003, the TEG business segment was not part of our operations for the three and six months ended April 30, 2003.

Note 9. Subsequent Events

On May 28, 2004 we completed the sale of all of the shares of Global Thermoelectric Inc., the holder of the TEG product line for approximately Cdn.$22.75 million (approximately $16.6 million U.S. dollars). Our SOFC technology development group that includes intellectual property, employees, and manufacturing, research and development facilities was consolidated into a new Canadian subsidiary, FuelCell Energy, Ltd. (formerly FCE Canada Inc.).

Assets and liabilities relating to the SOFC business and essentially all of its cash were transferred to FuelCell Energy, Ltd. prior to the sale. In addition, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares issued by FuelCell Energy, Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

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

Results of operations. This section provides an analysis of our results of operations for the three and six months ended April 30, 2004 and 2003, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations about the development and commercialization of our fuel cell technology, integration of our acquisition of Global Thermoelectric, Inc. (Global) and the subsequent sale of the Global subsidiary. Actual results could differ materially from those projected. Factors that could cause such a difference include, but are not limited to, those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2003.

OVERVIEW

We are a leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation. We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (Direct FuelCell(R), or DFC(R), power plants) and continuing to develop our next generation of fuel cell products.

Direct FuelCell (DFC) Power Plants

Our proprietary DFC power plants electrochemically produce electricity from readily available hydrocarbon fuels such as natural gas and wastewater treatment gas. Our current commercial products, the DFC 300A, DFC 1500 and DFC 3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 50 MW. Our DFC products are designed to meet the base load power requirements of a wide range of commercial and industrial customers, including wastewater treatment plants, data centers, manufacturing and industrial facilities, office buildings, hospitals, universities and hotels, as well as in grid support applications for utility customers. In addition, our DFC products produce high quality by-product heat energy that can be harnessed for combined heat and power (CHP) applications. We believe our products offer significant advantages compared to other power generation technologies, including:

  High fuel efficiency;
  Ultra-clean emissions;
  High reliability;
  Quiet operation;
  Flexible siting and permitting requirements;
  Scalability; and
  Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies.

We are currently operating 26 DFC power plants at customer sites throughout the U.S., Europe and Japan where they have generated more than 35 million kWh of electricity through May 31, 2004.

Strategically, we are focused on developing sustainable markets through targeting customer applications with the greatest opportunity for multiple and repeat orders. Our success will depend in part on reducing product cost and increasing operating experience for our core DFC products. By reducing component costs and improving fuel cell stack output, we believe we can lower the overall cost of electricity generated by our products enabling the price of our DFC power plants to be competitive with existing technologies. As more units are delivered, operating hours will increase which should allow us to refine our products, our manufacturing processes and our marketing efforts. As a result of successes to date and initiatives under way, we believe we can achieve operating break-even at annual production volumes of approximately 100 MW. Our fiscal 2004 production volume is estimated at approximately 6 MW.

Solid Oxide Fuel Cells

In April 2003, we were selected by the DOE to lead a project team for its $139 million Solid State Energy Conversion Alliance (SECA) program. The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells (SOFC) for residential, commercial and light industrial applications ranging in product size from 3 to 10 kilowatts each for applications up to 100 kW. To strengthen our commercialization capabilities for this contract, we have made two strategic investments in SOFC technology; our investment of $2.0 million in Versa Power Systems and our November 2003 acquisition of Global Global. Versa Power Systems was formed to produce a range of products for the distributed generation market incorporating its patented reduced temperature SOFC system. Global has been developing SOFC power plants since 1997. If successfully commercialized, these products would be complementary to our larger scale DFC product line.

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

RECENT DEVELOPMENTS

Sale of Global Thermoelectric Inc.

On May 28, 2004 we completed the sale of all of the shares of Global Thermoelectric Inc., the holder of the thermoelectric generator (TEG) product line for approximately Cdn.$22.75 million (approximately $16.6 million U.S. dollars). Global’s SOFC technology development group, including intellectual property, employees, and manufacturing, research and development facilities was consolidated into a new Canadian subsidiary, FuelCell Energy, Ltd. (formerly FCE Canada Inc.).

Assets and liabilities relating to the SOFC business and essentially all of its cash were transferred to FuelCell Energy, Ltd. prior to the sale. In addition, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares issued by FuelCell Energy, Ltd.

The TEG business has been reported as discontinued operation on the accompanying consolidated financial statements. Assets and liabilities associated with this business segment have been reclassified as “held for sale” on our consolidated balance sheet.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of April 30, 2004 research and development sales backlog totaled $23.6 million, of which 70 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners. These warrants vest as orders from our business partners exceed stipulated levels. Should warrants vest, or when management estimates that it is probable that warrants will vest, we will record a proportional amount of the fair value of the warrants against related revenue as a sales discount. During the three months ended April 30, 2004, a tranche of 200,000 warrants issued to one of our business partners vested with the receipt of a 4 MW order. The fair value of these warrants, calculated with the assistance of a third party expert, was determined to be $0.5 million. This has been recorded as other current assets on the consolidated balance sheet with the offsetting entry to additional paid in capital. In accordance with our warrant value recognition policy, as we recognize the associated revenue for orders placed in accordance with these sales agreements, a proportional amount of the fair value of the warrants will be recorded against the revenue as a sales discount.

Inventories

During the procurement and manufacturing process of a fuel cell power plant, costs for material, labor and overhead are accumulated in raw materials and work-in-process (WIP) inventory until they are transferred to a customer contract.

Our inventories are stated at the lower of cost or market price. As we sell products at or below cost, we provide for a lower of cost or market (LCM) adjustment to the cost basis of inventory. This adjustment is estimated by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet. We also provide for an LCM adjustment to the advance payments to vendors.

As of April 30, 2004, the LCM adjustment to cost basis of inventory and advance payments to vendors was approximately $18.3 million, which equates to a reduction of approximately 50 percent of the inventory value. As of October 31, 2003, the LCM adjustment to the cost basis of inventory was approximately $11.0 million, which equates to a reduction of approximately 41 percent of the inventory value. The increase in the adjustment to cost basis and percentage over our fiscal year end is due to changes in the mix of inventory. As of April 30 2004, our balance of plant inventory had increased over the prior year-end in anticipation of our production schedule for the remainder of fiscal 2004. As inventory levels increase, appropriate adjustments to cost basis are made.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These costs are classified as research and development expenses on our statements of operations.

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators. Indicators that management uses include revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.

Comparison of Three Months Ended April 30, 2004 and 2003

Revenues and costs of revenues

     The following tables summarize our revenue mix for the three months ended April 30, 2004 and 2003 (dollar amounts in thousands), respectively:

	Three Months Ended April 30, 2004		Three Months Ended April 30, 2003		Percentage Increase / (Decrease) in Revenues

Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues

Research and development contracts	$5,125	73%	$4,138	46%	24%
Fuel cell product sales and revenues	1,924	27%	4,762	54%	(60%)

Total	$7,049	100%	$8,900	100%	(21%)

	Three Months Ended April 30, 2004		Three Months Ended April 30, 2003		Percentage Increase / (Decrease) in Costs of Revenues

Costs of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues

Research and development contracts	$6,975	42%	$11,632	44%	(40%)
Fuel cell product sales and revenues	9,567	58%	15,001	56%	(36%)

Total	$16,542	100%	$26,633	100%	(38%)

Total revenues for the three months ended April 30, 2004 decreased by $1.9 million, or 21 percent, to $7.0 million from $8.9 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:

Research and development contracts

Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts increased 24percent during the three months ended April 30, 2004 to $5.1 million from $4.1 million in the period of the prior year. The increase was attributable to increased revenues on the our Product Design Improvement (PDI) contract with the Department of Energy (DOE), the Bath Iron Works contract, the Navy Ship Service Fuel Cell contract as well as the Solid State Energy Conversion Alliance (SECA) contract which began during the second quarter of fiscal 2004. These increases were partially offset by declining revenues on our Clean Coal contract due to the completion of major tasks.

Cost of research and development contracts decreased to $7.0 million during the three months ended April 30, 2004, compared to $11.6 million during the same period in fiscal 2003. The decrease was primarily related to the completion of major tasks on the Clean Coal and PDI contracts. The ratio of costs to contract revenues decreased compared to the same period of the prior year, as funding was reinstated for the PDI program during fiscal 2004. Significant cost share contracts that we continue to participate in include Clean Coal, PDI, King County, Navy Phase II and SECA.

For strategic reasons, we currently plan to continue to participate in government cost share contracts that advance the development of fuel cells. As a result, we expect that costs on these contracts will be higher than revenues received.

Fuel cell product sales and revenues

Fuel cell product sales were $1.9 million for the three months ended April 30, 2004 compared to $4.7 million in the same period of a year ago. The decline in product sales and revenues and costs of product sales and revenues was due to the current production schedule and customer requirements. In addition, we are in the process of building power plants to be used under power purchase agreements. As of April 30, 2004, product sales backlog totaled approximately $28.6 million, up from $7.9 million as of April 30, 2003 and $16.3 as of January 31, 2004. This backlog does not include 1.5 MW of orders for power purchase agreements for Santa Barbara and Sierra Nevada Brewing Co. Since these transactions are selling power rather than equipment, an asset is created which is consolidated into FuelCell Energy’s balance sheet. Revenues and cash receipts are recognized with kilowatt-hours sold over the term of the agreement. This will impact loss and cash use during the build phase.

Product costs decreased with lower revenue to $9.6 million from $15.0 million. The ratio of costs to revenue increased over the same period of the prior year primarily because of the lower of cost or market adjustment on the inventory build for customer delivery requirements in the second half of fiscal 2004 and the power purchase agreements noted above. The lower of cost of market adjustment on the inventory build for future customer delivery requirements and power purchase agreements was $5.2 million during the three months ended April 30, 2004 compared to $0.3 million for the three months ended April 30, 2003.

Our products do not ship on an even production schedule. Orders in backlog may take more then twelve months to complete and ship to customers. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, construction and permits. We do not, and the fuel cell industry, as a whole does not have the sales or order history to quantify trends in the industry.

Administrative and selling expenses

Administrative and selling expenses increased by $0.5 million or 15 percent, to $3.7 million during the three months ended April 30, 2004 compared to $3.7 million in the same period of the prior year. This increase was partially due to our acquisition of Global, which accounted for approximately $0.2 million of the total increase, as well as higher legal and professional fees of $0.1 million related to increased commercial activity including power purchase agreements. The remaining increase is comprised of higher depreciation and increased sales and marketing expenses, net over the same period of the prior year.

Research and development expenses

Research and development expenses increased, to $6.4 million during the three months ended April 30, 2004 compared to $2.0 million recorded in the same period of the prior year. Of this increase, $2.1 million is related to SOFC research and development expense. As of April 30, 2004 our Canadian operations had not been integrated into the SECA contract. We expect that the Canadian operations that are integrated into the SECA contract will be accounted for as cost of research and development revenues.

The remaining increase in research and development expenses is due to continued focus on our “cost-out” program that began in fiscal 2003. These continuing efforts are expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time of our products.

Loss from operations

The loss from operations for the three months ended April 30, 2004 totaled $19.7 million. This operating loss is approximately 14 percent lower than the $22.9 million loss recorded in the comparable period last year due primarily to lower product costs and improved cost ratios on research and development contracts.

We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” initiatives.

Interest and other income, net

Interest and other income, net, declined by $1.4 million when comparing the three months ended April 30, 2004 to the same period of the prior year. During the three months ended April 30, 2003, we realized a state research and development incentive totaling $1.4 million which was recorded in this line item. We did not receive tax incentives during the three months ended April 30, 2004.

Provision for income taxes

We believe, that due to our efforts to commercialize our DFC technology, we will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current year losses and other deferred tax assets.

Discontinued operations, net of tax

Discontinued operations reflect the net income of $0.3 million of the TEG business segment that was classified as held for sale during the three months ended April 30, 2004. All activity related to the TEG business segment has been reclassified as “Discontinued operations, net of tax”. Refer also to Note 8 - Discontinued Operations of our consolidated financial statements.

Comparison of Six Months Ended April 30, 2004 and 2003

Revenues and costs of revenues

     The following tables summarize our revenue mix for the six months ended April 30, 2004 and 2003 (dollar amounts in thousands), respectively:

	Three Months Ended April 30, 2004		Three Months Ended April 30, 2003		Percentage Increase / (Decrease) in Product Revenues

Revenues:	Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues

Research and development contracts	$10,491	73%	$9,597	50%	9%
Fuel cell product sales and revenues	3,952	27%	9,596	50%	(59%)

Total	$14,443	100%	$19,193	100%	(25%)

	Three Months Ended April 30, 2004		Three Months Ended April 30, 2003		Percentage Increase / (Decrease) in Costs of Revenues

Costs of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues

Research and development contracts	$14,446	46%	$18,742	38%	(23%)
Fuel cell product sales and revenues	17,190	54%	29,949	62%	(43%)

Total	$31,636	100%	$48,691	100%	(35%)

Total revenues for the six months ended April 30, 2004 decreased by $4.7 million, or 25 percent, to $14.4 million from $19.2 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:

Research and development contracts

Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts increased 9 percent during the six months ended April 30, 2004 to $10.5 million from $9.6 million in same period of the prior year. The increase in revenues was partially attributable to our Bath Iron Works contract, the Navy Ship Service Fuel Cell contract, and the SECA contract, which began during the second quarter of fiscal 2004. These increases were partially offset by declining revenues on our Clean Coal contract due to the completion of major tasks on this contract.

Cost of research and development contracts decreased to $14.4 million during the six months ended April 30, 2004, compared to $18.7 million during the same period in fiscal 2003. The decrease was primarily related to the completion of major tasks on the Clean Coal contract and lower costs incurred on the Product Design Improvement (PDI) contracts. The ratio of costs to contract revenues decreased compared to the same period of the prior year, as funding was reinstated for the PDI program during fiscal 2004. Significant cost share contracts include Clean Coal, PDI, King County, Navy Phase II and SECA.

For strategic reasons, we currently plan to continue to participate in government cost share contracts that advance the development of fuel cells. As a result, we expect that costs on these contracts will be higher then revenues received.

Fuel cell product sales and revenues

Fuel cell product sales were $4.0 million for the six months ended April 30, 2004 compared to $9.6 million in the same period of a year ago. The decline in product sales and revenues and costs of product sales and revenues was due to the current production schedule and customer requirements. In addition, the Company is in the process of building power plants to be used under power purchase agreements. As of April 30, 2004, fuel cell product sales backlog totaled approximately $28.6 million, up from $7.9 million as of April 30, 2003 and $16.3 as of January 31, 2004. This backlog does not include the 1.5 MW of orders for power purchase agreements for Santa Barbara and Sierra Nevada Brewing Co. Since these transactions are selling power rather than equipment an asset is created which is consolidated into FuelCell Energy’s balance sheet. Revenues and cash receipts are recognized with kilowatt-hours sold over the term of the agreement. This will impact loss and cash use during the build phase.

Product costs decreased with lower revenue to $17.2 million from $29.9 million. The ratio of costs to revenue increased over the same period of the prior year primarily because of lower of cost or market adjustments on the inventory build for customer delivery requirements in the second half of fiscal 2004 and inventory we are building for the power purchase agreements noted above. The lower of cost of market adjustment on the inventory build for future customer delivery requirements and power purchase agreements was $7.3 million during the six months ended April 30, 2004 compared to $2.0 million for the six months ended April 30, 2003.

Our products do not ship on an even production schedule. Orders in backlog may take more then twelve months to complete and ship to customers. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, construction and permits. We do not, and the fuel cell industry, as a whole does not have the sales or order history to quantify trends in the industry as of yet.

Administrative and selling expenses

Administrative and selling expenses increased by $1.1 million or 17 percent, to $7.4 million during the six months ended April 30, 2004 compared to $6.3 million in the same period of the prior year. This increase was partially due to our acquisition of Global, which accounted for approximately $0.6 million of the total increase, as well as higher legal and professional fees of $0.3 million related to increased commercial activity which includes power purchase agreements The remaining increase is comprised of higher depreciation and increased sales and marketing expenses, net over the same period of the prior year.

Research and development expenses

Research and development expenses increased, to $12.3 million during the six months ended April 30, 2004 compared to $4.0 million recorded in the same period of the prior year. Of this increase, $4.1 million is related to SOFC research and development expense. As of April 30, 2004 our Canadian operations had not been integrated into the SECA contract. We expect that once they are, some of the SOFC efforts will become cost of research and development revenues. During the three months ended January 31, 2004 we laid off 40 employees in our Canadian SOFC operation as we began to integrate that business with the existing fuel cell business segment. We expect costs related to the SOFC research effort to decline as a result of these workforce reductions and are currently targeting an operating expense run-rate of approximately $1.0 million per quarter related to this business by the end of the fiscal year.

The remaining increase in research and development expenses is due to continued focus on our “cost-out” program, which was implemented in fiscal 2003. These continuing efforts are expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time of our DFC products. During the fiscal 2004, we have expanded our “cost out” efforts by hiring additional engineering employees who will be primarily focused on this program.

Purchased in-process research and development

We recorded a charge totaling $12.2 million during the three months ended January 31, 2004 for in-process research and development acquired in the Global transaction. In 1997, Global began developing SOFC technology, which is still in development. The $12.2 million allocated to in-process research and development (IPR&D) was determined using two established valuation techniques through a third party valuation. The cost approach valuation method was used because the SOFC technology is early in its development cycle and reliable forecasts of future benefit do not exist. The market approach method was used to estimate the implied value of the SOFC technology by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid. An average of these two valuation techniques was used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs.”

The in-process research and development acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. We currently estimate that it will take approximately five to ten years to complete the development. The SECA program is a cost-share program totaling approximately $139 million.

Loss from operations

The loss from operations for the six months ended April 30, 2004 totaled $49.1 million. This operating loss is an increase of approximately 23 percent over the $39.9 million loss recorded in the comparable period last year due primarily to the acquisition related charge of purchased in-process research and development totaling $12.2 million. This impact of this charge was partially offset by decreased product costs and improved cost ratios on research and development contracts.

We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” initiatives.

Interest and other income, net

Interest and other income, net, declined by $1.4 million when comparing the six months ended April 30, 2004 to the same period of the prior year. During the six months ended April 30, 2003 we realized a state research and development incentive totaling $1.4 million which was recorded in this line item. We did not receive tax incentives during the three months ended April 30, 2004. During the six months ended April 30, 2004 we realized foreign currency gains totaling approximately $0.3 million, which offset a decline (compared to the same period of the prior year) of interest income totaling approximately $0.3 million. The reduction in interest income is due to reduced interest rates and lower cash and investment balances compared to the prior year.

Provision for income taxes

We believe, that due to our efforts to commercialize our DFC technology, we will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current year losses and other deferred tax assets.

Discontinued operations, net of tax

Discontinued operations reflect the net income of $0.9 million of the TEG business segment that was classified as discontinued operations during the three months ended April 30, 2004. All activity related to the TEG business segment has been reclassified as “Discontinued operations, net of tax”. Refer also to Note 8 - Discontinued Operations of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $171.4 million of cash, cash equivalents and investments as of April 30, 2004 compared to $153.4 million as of October 31, 2003 Subsequent to April 30, 2004 we completed our sale of Global for approximately Cdn.$22.75 million (or $16.6 million U.S. dollars) in cash. Refer also to Note 9 – Subsequent Events of our consolidated financial statements.

Sources and Uses of Cash and Investments

We continue to invest in new product development and bringing our products to market and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through sales of equity securities and cash generated from operations. Cash from operations includes revenue from government research and development contracts, product sales, license fees and interest income. Our future cash requirements depend on numerous factors including future involvement in research and development contracts, implementing our cost reduction efforts on our fuel cell products and increasing annual order volume.

Future involvement in research and development contracts

Our research and development contracts are generally multi-year, cost reimbursement type contracts. The majority of these are U.S. Government contracts that are dependent upon the government’s continued allocation of funds and may be terminated in whole or in part at the convenience of the government. We will continue to seek research and development contracts. To obtain these contracts, we must continue to prove the benefits of our technologies and be successful in our competitive bidding.

Implementing our cost reduction efforts on our fuel cell products

We believe that reducing product cost is essential for us to penetrate the market for our fuel cell products and is critical to achieving profitability. We believe this will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and In 2003, we began a “cost-out” program that focuses on three key areas:

  Increased performance output;
  Increased stack life; and
  Design simplification and materials replacement and/or elimination to reduce product cost.

Increasing annual order volume

We believe that increased production volumes will spread fixed costs over more units of production, resulting in a lower per unit cost. Our manufacturing, testing and conditioning facilities have equipment in place to accommodate 50 MW of annual production. Our multi-disciplined cost reduction program is expected to significantly reduce our product costs over time. Previously, we have stated that we could reach operating break-even at 150 MW to 200 MW of annual production volume. As a result of successes to date and initiatives underway in our cost reduction program, we believe that we can achieve operating break-even at annual production volumes of approximately 100 MW. Our fiscal 2004 production volume for is estimated at approximately 6 MW.

We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Cash Inflows and Outflows

During the six months ended April 30, 2004, cash and cash equivalents and investments increased by $17.9 million, compared with a decrease of $40.1 million during the six months ended April 30, 2003. This increase was due to cash and investments acquired in the Global acquisition totaling $55.8 million, offset by cash use of $37.9 million.

The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the six months ended April 30, 2004, we used $35.6 million in cash in our operating activities, which consists of a net loss for the period of approximately $46.7 million, offset by non-cash adjustments totaling $17.2 million, working capital use of approximately $5.2 million and income from discontinued operations of approximately $0.9 million. Non-cash adjustments included a charge of $12.2 million related to IPR&D acquired in the Global acquisition, and depreciation and amortization totaling $5.0 million. This compares to an operating cash usage of $36.7 million during the six months ended April 30, 2003. The decrease in operating cash usage is due primarily to lower net loss (excluding IPR&D and depreciation).

Accounts Receivable

Accounts receivable as of April 30, 2004 has increased by approximately $2.0 million from October 31, 2003. This increase is comprised of approximately $0.9 million in government accounts receivable and product receivables totaling $1.1 million. The increase in government receivables is consistent with the increase in government revenues. FuelCell generally bills its government contracts on a monthly basis as costs are incurred. As revenues increase or decrease, billings and accounts receivable will increase or decrease as well. The increase in product receivables is due to the increase in milestone billings to customers consistent with the increase in product backlog. FuelCell bills its fuel cell contracts based upon certain milestones that generally commence with contract signing and extend to commissioning of a completed power plant.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses combined have declined by approximately $1.0 million since October 31, 2003. When adjusted for the impact of the Global acquisition on November 3, 2003, accounts payable and accrued expenses have declined by approximately $6.7 million. This decline is due to payments by Global of transaction related fees, as well as severance costs in conjunction with our acquisition of Global.

Investing Activities: We acquired Global on November 3, 2003 by issuing, in total, approximately 8.2 million common and exchangeable shares. In connection with the acquisition, we acquired $55.8 million of cash and investments. The cash acquired from Global was offset by approximately $2.8 million of transaction and professional fees related to the acquisition. Capital expenditures for the six months ended April 30, 2004 were approximately $2.0 million, compared to $3.2 million in the prior period as we had less systems and infrastructure spending.

Financing Activities: During the six months ended April 30, 2004, we generated $2.6 million from financing activities through the exercise of stock options, partially offset by repayments of debt and preferred dividends. This compares with $0.1 million generated in the six months ended April 30, 2003. The increase over the prior period is due to increased exercises of stock options, partially offset by payments of preferred dividends.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of April 30, 2004 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period

Contractual Obligation:	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Operating lease commitments	$3,459	$553	$1,027	$1,025	$854
Term loan (principal and interest)	1,725	414	828	483	—
Purchase commitments(1)	16,729	16,660	69	—	—
Preferred dividends payable (2) (3)	20,594	143	758	758	18,935

Totals	$42,507	$17,770	$2,682	$2,266	$19,789

(1)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.

(2)	Quarterly dividends of Cdn.$312,500 accrue on the Series 2 Preferred Shares (subject to possible reduction pursuant to the terms of the Series 2 Preferred Shares on account of increases in the price of FuelCell’s common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. the holder of the Series 2 preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at April 30, 2004 was approximately $2.0 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million.

(3)	We have assumed a constant exchange rate for the purposes of this disclosure at 0.76 U.S. dollars to 1.0 Canadian dollar.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at April 30, 2004 is 5.9 percent and the outstanding principal balance on this loan is approximately $1.5 million.

Global maintains an operating line of credit and a facility to support contractual guarantees with a Canadian chartered bank for Cdn.$20 million and $4.0 million, respectively. Borrowings under these facilities bear interest at the bank’s prime rate, and are repayable on demand. Global has pledged as collateral a general security agreement over existing and future property of Global and a hypothecation of funds held on deposit with the bank. At April 30, 2004, letters of guarantee and other guarantees issued pursuant to these facilities totaled approximately $2.2 million. As a result of the sale of Global on May 28, 2004, these are no longer obligations of Fuelcell Energy, Inc.

Approximately $0.5 million of our cash and cash equivalents has been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project in an agreed ratio with the government agency. For example, our DOE sponsored demonstration of our two-megawatt DFC 3000 power plant operating on synthesis gas derived from coal has a total project value of $34.5 million. The DOE will reimburse 50 percent of the cost on this project and we will incur the balance. Thus, over the life of this program and assuming that funding is approved annually by Congress, our share of the total research and development expenditures would be approximately $17.3 million for this program. As of April 30, 2004, our research and development sales backlog totaled $23.6 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $16.8 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of April 30, 2004, we had a product sales backlog of approximately $28.6 million. We do not currently expect sales from this backlog to be profitable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2004, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.5 million annually.

Foreign Currency Exchange Risk

With our acquisition of Global, we are subject to increased foreign exchange risk although we have taken steps to mitigate those risks where possible. This includes investing a significant percentage of Global’s cash in U.S. dollar denominated investments. As of April 30, 2004, approximately $2.3 million (or 1 percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars.

We recognized approximately ($0.03) million foreign currency loss and $0.3 million in foreign currency gain during the three and six months ended April 30, 2004, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Warrants Issued

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of FuelCell Energy common stock to Marubeni Corporation (Marubeni). The warrant agreements call for the warrants to be exercisable on a graduated scale based on order flow generated by Marubeni. The full quantity of warrants will vest with order commitments for 45 megawatts of DFC power plants. The exercise prices of the warrants range from $13.78 to $18.73 per share and the warrants expire between April 2005 and April 2007. The warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

All warrants issued to Marubeni prior to April 6, 2004 were cancelled in conjunction with the April 6, 2004 warrant agreements.

Item 4. Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of securities holders during the second quarter of the fiscal year at the FuelCell Energy, Inc. Annual Shareholders’ Meeting, which was held on March 30, 2004. The meeting involved the election of the following directors to hold office until the next annual meeting of shareholders:

Jerry D. Leitman	Warren D. Bagatelle	Michael Bode
Thomas R. Casten	James D. Gerson	Thomas L. Kempner
William A. Lawson	Charles J. Murphy	George Petty
John A. Rolls

The results of the voting were as follows:

	VOTES	VOTES
NAME OF DIRECTOR	FOR	WITHHELD

Jerry D. Leitman	34,077,911	393,213
Warren D. Bagatelle	34,080,981	390,143
Michael Bode	32,294,614	2,176,510
Thomas R. Casten	34,104,655	366,469
James D. Gerson	34,143,951	327,173
Thomas L. Kempner	33,256,196	1,214,928
William A. Lawson	34,144,533	326,591
Charles J. Murphy	34,137,355	333,769
George Petty	34,158,288	322,836
John A. Rolls	34,151,657	319,467

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Description

Exhibit 31.1   CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2   CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

We filed on a Form 8-K dated April 26, 2004 under Item 5 "Other Events" a press release announcing that we had entered into a definitive agreement to sell our thermoelectric generator (TEG) product line.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 10, 2004	/s/ Joseph G. Mahler

Date	Joseph G. Mahler
Senior Vice President, Chief Financial
Officer, Treasurer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002