Form 10-Q
period 2004-07-31
FUELCELL ENERGY INC
filed 2004-09-14
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2004
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

Common Stock, par value $.0001 per share, outstanding at September 10, 2004: 48,128,032 (which includes 2,033,509 shares of common stock issuable upon exchange of exchangeable shares that are issued and outstanding).

1

FUELCELL ENERGY, INC

FORM 10-Q

As of and For the Three and Nine Month Period Ended July 31, 2004

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	July 31, 2004 Unaudited	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$66,794	$41,000
Investments: U.S. treasury securities	87,863	93,750
Accounts receivable, net of allowance for doubtful accounts of $79 and $60, respectively	6,021	4,948
Inventories, net	14,941	15,954
Other current assets	5,738	5,140
Total current assets	181,357	160,792

Property, plant and equipment, net	49,380	39,778
Investments: U.S. treasury securities	14,764	18,690
Goodwill	4,760	—
Other assets, net	3,728	4,103
Total assets	$253,989	$223,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$518	$323
Accounts payable	7,071	6,667
Accrued liabilities	4,476	5,369
Deferred license fee income	113	37
Deferred revenue	6,486	4,398
Total current liabilities	18,664	16,794

Long-term debt and other liabilities	1,605	1,484
Total liabilities	20,269	18,278

Shareholders’ equity
Common stock ($.0001 par value); 150,000,000 shares authorized at July 31, 2004 and October 31, 2003; 48,127,032 and 39,423,133 shares issued and outstanding at July 31, 2004 and October 31, 2003, respectively	5	4
Preferred shares of subsidiary	9,687	—
Additional paid-in capital	425,165	340,559
Accumulated deficit	(201,137)	(135,478)
Total shareholders’ equity	233,720	205,085

Total liabilities and shareholders’ equity	$253,989	$223,363

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2004	2003
Revenues:
Research and development contracts	$4,422	$4,715
Product sales and revenues	3,646	2,561
Total revenues	8,068	7,276

Costs and expenses:
Cost of research and development contracts	7,436	9,623
Cost of product sales and revenues	9,740	8,283
Administrative and selling expenses	3,448	3,248
Research and development expenses	6,670	2,015
Total costs and expenses	27,294	23,169

Loss from operations	(19,226)	(15,893)

License fee income, net	68	68
Interest expense	(32)	(29)
Interest and other income, net	357	834

Net loss from continuing operations before provision for income tax	$(18,833)	$(15,020)

Provision for income taxes	—	—

Net loss from continuing operations	$(18,833)	$(15,020)

Discontinued operations, net of tax	(95)	—

Net loss	$(18,928)	$(15,020)

Loss per share basic and diluted:
Continuing operations	$(0.39)	$(0.38)
Discontinued operations	—	—
Net loss	$(0.39)	$(0.38)

Basic and diluted weighted average shares outstanding	48,097,321	39,339,724

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2004	2003
Revenues:
Research and development contracts	$14,913	$14,312
Product sales and revenues	7,598	12,157
Total revenues	22,511	26,469

Costs and expenses:
Cost of research and development contracts	21,882	28,365
Cost of product sales and revenues	26,930	38,232
Administrative and selling expenses	10,872	9,590
Research and development expenses	18,982	6,050
Purchased in-process research and development	12,200	—
Total costs and expenses	90,866	82,237

Loss from operations	(68,355)	(55,768)

License fee income, net	204	203
Interest expense	(92)	(102)
Interest and other income, net	1,738	3,633

Net loss from continuing operations before provision for income tax	$(66,505)	$(52,034)

Provision for income taxes	—	—

Net loss from continuing operations	$(66,505)	$(52,034)

Discontinued operations, net of tax	846	—

Net loss	$(65,659)	$(52,034)

Loss per share basic and diluted:
Continuing operations	$(1.39)	$(1.32)
Discontinued operations	0.02	—
Net loss	$(1.37)	$(1.32)
Basic and diluted weighted average shares outstanding	47,874,599	39,328,881

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(65,659)	$(52,034)
Adjustments to reconcile net loss to net cash used in
operating activities, net of effects of acquisition:
Income from discontinued operations	(846)	—
Purchased in process research and development	12,200	—
Depreciation and amortization	7,436	4,625
Loss on disposal of assets	8	3
Provision for doubtful accounts	32	—
(Increase) decrease in operating assets:
Accounts receivable	(967)	3,174
Inventories	1,013	(1,718)
Other current assets	352	1,117
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(6,195)	(2,865)
Deferred revenue	2,088	1,070
Deferred license fee income and other	76	75
Net cash used in operating activities	(50,462)	(46,553)

Cash flows from investing activities:
Capital expenditures	(5,360)	(5,029)
Treasury notes matured	85,941	106,259
Treasury notes purchased	(76,502)	(91,580)
Proceeds from sale of Global Thermoelectric, Inc., net of transaction costs	16,008	—
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transaction costs	53,004	—
Net cash provided by investing activities	73,091	9,650

Cash flows from financing activities:
Repayment on long-term debt	(240)	(225)
Payment of preferred dividends	(379)	—
Common stock issued for Option and Stock Purchase Plans	3,225	303
Net cash provided by financing activities	2,606	78

Net cash provided by discontinued operations	559	—

Increase (decrease) in cash	25,794	(36,825)
Cash at beginning of period	41,000	102,495
Cash at end of period	$66,794	$65,670

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. (the "Company", or "FuelCell") is a leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (Direct FuelCell®, or DFC®, power plants) and continuing to develop our next generation of fuel cell products.

Basis of Presentation - Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2004 have been included. The balance sheet as of October 31, 2003 has been derived from the audited financial statements at that date. The results of operations and cash flows for the three and nine months ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2003 Annual Report on Form 10-K.

The consolidated financial statements include accounts of FuelCell Energy, Inc. and its subsidiaries. Inter company accounts and transactions have been eliminated. Alliance Monterrey, LLC and Alliance Chico, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements with the City of Santa Barbara and the Sierra Nevada Brewery Co. The financial results of the joint ventures were consolidated with those of FuelCell Energy, which owns 80 percent of each entity.

Certain reclassifications have been made to our prior year financial statements to conform to the 2004 presentation.

Foreign Currency Translation

Our Canadian operations are considered financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. Monetary items are translated at period end exchange rates; non-monetary items are translated at historical exchange rates; revenue and expense items are translated at average rates of exchange prevailing during the period; and depreciation and amortization are translated at the same exchange rate as the assets to which they relate. Monetary items consist primarily of current assets and current liabilities, such as cash, cash equivalents and investments and accounts payable, which are denominated in non-U.S. currencies. We recognized approximately ($0.03) million foreign currency loss and $0.2 million in foreign currency gain during the three and nine months ended July 31, 2004, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees’ stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense was recorded in the statement of operations. The following table illustrates the effect on net loss and net loss per basic and diluted sh are as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Net loss from continuing operations	$(18,833)	$(15,020)	$(66,505)	$(52,034)
Add: Stock based compensation included in reporting net loss – common shareholders
Deduct: Stock based compensation determined under fair-value based method for all awards	(2,339)	(2,372)	(6,866)	(6,802)
Proforma net loss from continuing operations	$(21,172)	$(17,392)	$(73,371)	$(58,836)
Basic and diluted loss per share from continuing operations:
As reported	$(0.39)	$(0.38)	$(1.39)	$(1.32)
Pro forma	$(0.44)	$(0.44)	$(1.53)	$(1.50)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the increase or decrease in equity from sources other than owners. Our comprehensive loss equals net loss as reported on our statement of operations totaling $(18,928) and $(15,020) for the three months ended July 31, 2004 and 2003, respectively. Comprehensive loss was $(65,659) and $(52,034) for the nine months ended July 31, 2004 and 2003, respectively.

Note 2. Business Combinations

Fiscal 2004 Summary

In November 2003, we acquired Global Thermoelectric, Inc. (Global), a leading developer of SOFC technology, headquartered in Calgary, Canada. Global was comprised of two divisions:

•	Manufacture and sale of thermoelectric generators (TEG).
•	Research and development of solid oxide fuel cells (SOFC)

This purpose of this acquisition was to strengthen our capabilities for the U.S. Department of Energy’s (DOE’s) Solid State Energy Conversion Alliance (SECA) program, which is funding the research and development of small scale SOFC technology. The acquisition also improved our financial position. At the time of the acquisition, Global had a cash and investment balance totaling approximately $55.7 million and property, plant and equipment in the SOFC division valued at approximately $11.2 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

In May 2004, we sold Global and the TEG product line. We retained the SOFC technology development group including intellectual property, employees, and manufacturing, research and development facilities.

Acquisition of Global Thermoelectric Inc.

On November 3, 2003, we completed our acquisition of Global, a leading developer of SOFC technology, headquartered in Calgary, Canada. We believe this acquisition strengthens our capabilities for the U.S. Department of Energy’s (DOE’s) Solid State Energy Conversion Alliance (SECA) program.

As consideration in this acquisition, we issued approximately 8.2 million shares of common stock (or equivalents) valued at approximately $80.8 million. We also assumed the Global stock option plan valued at approximately $1.0 million, preferred shares with a fair value at the time of acquisition of approximately $9.1 million, and incurred transaction costs of approximately $3.9 million. The total purchase price was calculated at approximately $94.8 million.

Pursuant to the terms of the Global acquisition agreement, there was a collar set in determining the exchange ratio. Specifically, if FuelCell’s stock price closed at a 20 day "daily volume-weighted-average trading price":

•	greater than $9.74, the exchange ratio would be 0.279 shares of FuelCell Energy common stock for each share of Global common stock;
•	less than $7.96, the exchange ratio would be 0.342 shares of FuelCell Energy common stock for each share of Global common stock; and
•	between $7.96 and $9.74, the Global common shareholders would receive approximately $2.72 of FuelCell Energy common stock (or exchangeable shares) for each Global share held.

The measurement date was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12 - "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination". EITF 99-12 states that the measurement date is the date at "which the number of acquirer shares and the amount of consideration become fixed and determinable without subsequent revision." In this transaction, the measurement date on which the shares to be issued became fixed and determinable was September 11, 2003 and the common stock valuation price was $9.91. Given this valuation price and according to the terms of the combination agreement, the exchange ratio was 0.279.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

In accordance with SFAS 141, "Business Combinations", we allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development based on their estimated fair values. The excess purchase price over the fair value was recorded as goodwill. The initial purchase price allocation was subsequently adjusted due to the sale of Global and the TEG product line. The adjusted purchase price allocation is as follows:

Purchase Price Allocation
Cash and investments	$55,781
Property and equipment	11,193
Other assets	641
Accounts payable and accrued liabilities	(5,185)
Accrued restructuring costs	(1,261)
Long term debt and other liabilities	(353)
Purchased in-process research and development	12,200
Assets held for sale(1)	19,107
Liabilities held for sale	(2,061)
Goodwill	4,760
Investment in Global	$94,822
____
(1) - Assets held for sale includes goodwill totaling approximately $10.5 million. The amount of goodwill allocated as held for sale was determined to be the cash price paid by the acquiring company (net of selling costs) less the net fair value of the assets and liabilities sold.

The allocation of the purchase price is preliminary and a final determination of required purchase accounting adjustments will be made upon completion of a final analysis of the total purchase price. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", the goodwill will be evaluated for impairment during our second quarter annually or sooner if there are indicators of impairment.

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

The $12.2 million allocated to in-process research and development (IPR&D) was determined using two established valuation techniques. The cost approach valuation method was used because the SOFC technology is early in its development cycle and reliable forecasts of future benefit do not exist. The market approach method was used to estimate the implied value of the SOFC technology by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid. An average of these two valuation techniques was used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, "Accounting for Research and Development Costs."

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The IPR&D acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. We currently estimate that it will take between five and ten years to complete the development. The SECA program is a ten-year cost-share program totaling approximately $139 million.

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

Proforma results FuelCell Energy and Global combined:	Three months ended July 31, 2003	Nine months ended July 31, 2003
Revenues	$7,440	$22,511

Net loss from continuing operations	$(18,006)	$(62,283)
Loss per basic and diluted common share	$(0.46)	$(1.58)

Sale of Global Thermoelectric Inc.

On May 28, 2004, we completed the sale of Global, and its TEG product line, for proceeds of approximately U.S. $16.0 million. Our SOFC technology development group, including intellectual property, employees, and manufacturing, research and development facilities, was consolidated into a new Canadian subsidiary, FuelCell Energy, Ltd. (formerly FCE Canada Inc.). Assets and liabilities relating to the SOFC business and the majority of Global’s cash was transferred to FuelCell Energy, Ltd. and FuelCell Energy, Inc. prior to the sale. In addition, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares issued by FuelCell Energy, Ltd. Refer to Note 9 for disclosure of discontinued operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at July 31, 2004 and October 31, 2003:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At July 31, 2004
U.S. government obligations	$102,627	$9	$(219)	$102,417

At October 31, 2003
U.S. government obligations	$112,440	$108	$(17)	$112,531

Reported as:
	July 31,	October 31,
	2004	2003
Short-term investments	$87,863	$93,750
Long-term investments	14,764	18,690
Total	$102,627	$112,440

Short-term investment securities have maturity dates ranging from August 2004 to July 2005, and estimated yields ranging from 0.9 percent to 1.9 percent. Long-term investment securities have maturity dates in August 2005, and estimated yields ranging from 2.0 percent to 2.1 percent. Our weighted average yield on our short and long-term investments was 1.29 percent as of July 2004.

Note 4. Inventories

The components of inventory at July 31, 2004 and October 31, 2003 consisted of the following:

	July 31,	October 31,
	2004	2003

Raw materials	$938	$3,611
Work-in-process and finished goods	14,003	12,343
Total	$14,941	$15,954

Inventories are stated at the lower of cost or market price. We provide for a lower of cost or market (LCM) adjustment against gross inventory values as we are currently selling products below purchased cost. The LCM adjustment, reducing gross inventory values, was approximately $12.1 million and $10.8 million at July 31, 2004 and October 31, 2003, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Shareholders' Equity

Changes in shareholders’ equity

Changes in shareholders’ equity were as follows for the nine months ended July 31, 2004:

Balance at October 31, 2003	$205,085
Issuance of common stock and assumption of stock options in connection with acquisition, net	81,825
Assumption of preferred stock in connection with acquisition, at fair value	9,100
Accretion of fair value discount of preferred stock	965
Reduction of additional paid in capital for accretion of discount	(965)
Payment of preferred dividends	(379)
Proceeds from sales of shares through employee stock plans	3,225
Fair value of FuelCell warrants earned by distributor	534
Registration statement fees	(11)
Net loss	(65,659)
Balance at July 31, 2004	$233,720

Preferred shares of subsidiary

In conjunction with our acquisition of Global, we assumed the preferred share obligation comprised of 1,000,000 Series 2 non-voting Preferred Shares. With the sale of the Global entity in May of 2004, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares (Preferred Shares) issued by FuelCell Energy, Ltd. The Preferred Shares are convertible at the option of the holder into a number of our common shares based on the fraction by which their face value of Cdn.$25.00 is of the conversion prices (in Canadian dollars) identified below:

Period of conversion	Conversion price per share of FuelCell common stock in Canadian Dollars(1)	Conversion price per share of FuelCell common stock in U.S. Dollars (1) (2)
To July 31, 2005	Cdn.$110.97	$ 84.34
August 1, 2005 to July 31, 2010	Cdn.$120.22	$ 91.31
August 1, 2010 to July 31, 2015	Cdn.$129.46	$ 98.39
August 1, 2015 to July 31, 2020	Cdn.$138.71	$ 105.42
After July 31, 2020	95% of the market trading price of FuelCell Energy’s common stock at the time of conversion (expressed in Canadian dollars)	95% of the market trading price of FuelCell Energy’s common stock at the time of conversion
____
(1)	The foregoing "conversion prices" are subject to adjustment for certain subsequent events.
(2)	While the conversion of preferred shares is based on the prices of FuelCell Energy’s common stock expressed in Canadian dollars, we have provided this example of conversion prices in U.S. dollars assuming a constant exchange rate of 0.76 U.S. dollars to 1.00 Canadian dollar (which was the exchange rate at the date of acquisition). The conversion price in U.S. dollars will increase or decrease over time as currency rates fluctuate.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
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

Quarterly dividends of Cdn.$312,500 accrue on the Preferred Shares (subject to possible reduction pursuant to the terms of the Preferred Shares on account of increases in the price of FuelCell’s common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. During the three and nine months ended July 31, 2004, we paid cash dividends totaling Cdn.$312,500 and Cdn. $500,000 to Enbridge, respectively.

The Preferred Shares may be redeemed by the Company, in whole or part, if on the day that the notice of redemption is first given, the volume-weighted average price at which FuelCell's common shares are traded is at least a 20 percent premium to the current conversion price on payment of Cdn.$25.00 per Preferred Share to be redeemed, together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption. On or after July 31, 2010, the Preferred Shares are redeemable at any time on payment of Cdn.$25.00 per Preferred Share to be redeemed together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption.

As of the November 3, 2003 acquisition date of Global, the fair value of the preferred shares was determined to be $9.1 million. This valuation of these shares was performed using the income approach to estimate the fair value of the securities based on expected future economic benefits. In applying this method, cash flows are estimated for the life of the securities and then discounted to present value to arrive at an indication of fair value. Amounts projected and then discounted included future dividend payments and conversion of the securities in 2020. Implicit in this valuation are certain assumptions regarding timing and payment of dividends and the ultimate conversion of the securities. In discounting future cash flows, a discount rate of 13 percent was used which is a rate comparable to yield indexes of technology high yield bonds trading as of the valuation date. In addition to the discount rate, as these securities are not publicly traded, the valuation assumed an additional marketability discount of 15 percent. The fair value of the preferred shares is adjusted periodically to reflect dividend payments and accretion of the fair value discount.

Warrants

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of the new warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. The exercise prices of the warrants range from $13.78 to $18.73 per share and the warrants will expire between April 2005, and April 2007, if not exercised sooner.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Concurrent with the April 6, 2004 agreement, the first tranche of 200,000 warrants vested. The fair value of these warrants was determined to be $0.5 million. This has been recorded as other current assets on the balance sheet with the offsetting entry to additional paid in capital. In accordance with our warrant value recognition policy, a proportional amount of the fair value of the warrants will be recorded against the revenue as a sales discount. To date, discounts of approximately $0.05 million have been recognized against revenue. As of July 31, 2004, these warrants had not been exercised.

On November 4, 2003, we signed an agreement with Enbridge, Inc. to sell DFC products in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of FuelCell Energy common stock exercisable on a graduated scale based on order flow. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006, if not exercised sooner. As of July 31, 2004 these warrants had not vested.

Note 6. Segment Information and Major Customers

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", we use the "management" approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. We operate under one business segment, research, development and sales of fuel cell products.

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following tables present revenues (greater than ten percent of our total revenues) and long-lived assets information for geographic areas:

	Three months ended July 31,		Nine months ended July 31,
Revenues:	2004	2003	2004	2003
United States	$5,737	$6,422	$18,469	$20,151
Japan	2,329	814	3,219	2,744
Germany	2	40	823	3,574
Total	$8,068	$7,276	$22,511	$26,469

	July 31,	October 31,
Long lived assets:	2004	2003
United States	$44,296	$43,881
Canada	8,812	—
Total	$53,108	$43,881

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and nine months ended July 31, 2004 and 2003 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
U.S. Government (1)	55%	65%	66%	54%
Marubeni, Inc.	29%	11%	14%	10%
PPL Energy Plus, LLC	*	*	*	11%
MTU CFC Solutions GmbH	*	*	*	14%
____
* - Less than ten percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 7. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Weighted average basic common shares	48,097,321	39,339,724	47,874,599	39,328,881
Effect of dilutive securities(1) (2)	—	—	—	—
Weighted average basic common shares adjusted for diluted calculations	48,097,321	39,339,724	47,874,599	39,328,881
____

(1)	We computed earnings per share without consideration of potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three months and nine months ended July 31, 2004 and 2003 the shares of potentially dilutive (in-the-money) stock options were 2,578,648 and 2,904,148, respectively. For the three months and nine months ended July 31, 2004 and 2003 the shares of potentially dilutive (vested) warrants to purchase common stock were 200,000 and 0, respectively.

(2)	Unvested warrants would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 8. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Nine Months Ended July 31,
	2004	2003

Cash paid during the period for:
Interest	$92	$102
Taxes	$597	$121

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in acquisitions	$81,825	$—
Capital lease obligations in connection with property and equipment	$390	$—

Capital lease obligations are grouped with current and long term portion of long-term debt and other liabilities on the consolidated balance sheets.

Note 9.  Discontinued Operations

In April 2004, we signed a definitive agreement to sell Global and its TEG product line for Cdn.$22.75 million. The purchase price was subject to adjustment for changes in working capital or capital additions during the period leading up to the closing date. Assets and liabilities of the SOFC operations were retained by us and were transferred to FuelCell Energy, Ltd. prior to closing on the sale of Global. The sale of Global closed on May 28, 2004. Proceeds from the sale (net of selling costs) totaled approximately U.S. $16.0 million. The following assets and liabilities of Global were divested:

Assets
Cash	$731
Accounts receivable, net	3,245
Inventories, net	3,836
Other assets	155
Intangible assets	1,733
Property, plant and equipment, net	1,573
Goodwill	10,457
Total assets sold	$21,731

Liabilities
Accounts payable	$536
Accrued liabilities	3,225
Long-term debt and other liabilities	417
Total liabilities sold	$4,178

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2004 and 2003
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table represents the results of these discontinued operations, net of related income taxes:

	Three Months Ended July 31, 2004(1)	Nine Months Ended July 31, 2004(1)
Product sales and revenues	$1,419	$13,079
Cost of product sales	1,157	9,853
Operating expenses	360	2,217
Operating Income	(98)	1,009
Provision for income taxes	(3)	163
Discontinued operations, net of tax	$(95)	$846
____
(1) As we acquired Global on November 3, 2003, the TEG business segment was not part of our operations for the three and nine months ended July 31, 2003.

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2004 and 2003, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes included within this report, and our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements, including statements regarding our plans and expectations about the development and commercialization of our fuel cell technology, integration of our acquisition of Global Thermoelectric, Inc. (Global) and the subsequent sale of Global and the thermoelectric generator product line. Actual results could differ materially from those projected. Factors that could cause such a difference include, but are not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2003.

OVERVIEW

We are a leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products and continuing to develop our next generation of fuel cell products.

Direct FuelCell (DFC) Power Plants

Our proprietary DFC power plants electrochemically produce electricity from readily available hydrocarbon fuels such as natural gas and wastewater treatment gas. Our current commercial products, the DFC 300A, DFC 1500 and DFC 3000, are rated in capacity at 250 kilowatts (Kw), 1 megawatt (MW) and 2 MW, respectively, and are scalable for distributed applications up to 50 MW. Our DFC products are designed to meet the base load power requirements of a wide range of commercial and industrial customers, including wastewater treatment plants, data centers, manufacturing and industrial facilities, office buildings, hospitals, universities and hotels, as well as in grid support applications for utility customers. In addition, our DFC products produce high quality by-product heat energy that can be harnessed for combined heat and power (CHP) applications. We believe our products offer significant advantages compared to other power generation technologies, including:

•	High fuel efficiency;
•	Ultra-clean emissions;
•	High reliability;
•	Quiet operation;
•	Flexible siting and permitting requirements;
•	Scalability; and
•	Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies.

We have generated more than 45 million kilowatt-hours (kWh) of electricity at 35 customer installations worldwide through August 31, 2004.

Strategically, we are focused on developing sustainable markets targeting customer applications with the greatest opportunity for multiple and repeat orders. Our success will depend in part on reducing product cost and increasing operating experience for our core DFC products. By reducing component costs and improving fuel cell stack output, we believe we can lower the overall cost of electricity generated by our products enabling the price of our DFC power plants to be competitive with existing technologies.  As more units are delivered, operating hours will increase which should allow us to refine our products, our manufacturing processes and our marketing efforts. As a result of successes to date and initiatives under way, we believe we can achieve operating break-even at annual production volumes of approximately 100 MW. Our fiscal 2004 production volume is estimated at approximately 6 MW.

Solid Oxide Fuel Cells

In April 2003, we were selected by the DOE to lead a project team for its ten-year $139 million SECA program. The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells for residential, commercial and light industrial applications ranging in product size from 3 to 10 kilowatts each for applications up to 100 kW. To strengthen our commercialization capabilities for this contract, we have made two strategic investments in SOFC technology; our investment of $2.0 million in Versa Power Systems and our November 2003 acquisition of the SOFC operations of Global. Versa Power Systems was formed to produce a range of products for the distributed generation market incorporating its patented reduced temperature SOFC system. If successfully commercialized, these products would be complementary to our larger scale DFC product line.

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

RECENT DEVELOPMENTS

Sale of Global Thermoelectric Inc.

On May 28, 2004 we completed the sale of the shares of Global the holder of the TEG product line for proceeds of approximately $16.0 million. The purchase price was adjusted for changes in working capital and capital additions during the period leading up to the closing date. Assets and liabilities of Global’s fuel cell division were retained by us and were transferred to FuelCell Energy, Ltd or FuelCell Energy, Inc. prior to closing on the sale of Global.

The TEG business has been reported as a discontinued operation on the accompanying consolidated statement of operations.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of July 31, 2004 research and development sales backlog totaled $16.7 million, of which 81 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Fuel cell product sales and revenues include revenues from product sales and service contracts. Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are recognized ratably over the contract term while costs are expensed as incurred. As our fuel cell products are in their initial stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. Once we have established that our fuel cell products have achieved commercial market acceptance and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately upon identification.

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners. These warrants vest as orders from our business partners exceed stipulated levels. Should warrants vest, or when management estimates that it is probable that warrants will vest, we will record a proportional amount of the fair value of the warrants against related revenue as a sales discount. During the three months ended April 30, 2004, a tranche of 200,000 warrants issued to one of our business partners vested with the receipt of a 4 MW order. The fair value of these warrants was determined to be $0.5 million. This has been recorded as other current assets on the consolidated balance sheet with the offsetting entry to additional paid in capital. In accordance with our warrant value recognition policy, as we recognize the associated revenue for orders placed in accordance with these sales agreements, a proportional amount of the fair value of the warrants will be recorded against the revenue as a sales discount. To date, approximately $0.05 million of sales discounts have been recognized.

Inventories

During the procurement and manufacturing process of a fuel cell power plant, costs for material, labor and overhead are accumulated in raw materials and work-in-process (WIP) inventory until they are transferred to a customer contract.

Our inventories are stated at the lower of cost or market price. As we sell products at or below cost, we provide for a lower of cost or market (LCM) adjustment to the cost basis of inventory. This adjustment is estimated by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet. We also provide for a LCM adjustment to the advance payments to vendors.

As of July 31, 2004 and October 31, 2003, the LCM adjustment to cost basis of inventory and advance payments to vendors was approximately $13.1 million and $11.0 million respectively, which equates to a reduction of approximately 43 and 41 percent respectively of the inventory value. The increase in the adjustment to cost basis and percentage over our fiscal year end is due to changes in the mix of inventory. As of July 31 2004, our balance of plant inventory had increased over the prior year-end due to our fiscal 2004 production schedule. As inventory levels increase or decrease, appropriate adjustments to cost basis are made.

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

Comparison of Three Months Ended July 31, 2004 and 2003

Revenues and costs of revenues

The following tables summarize our revenue mix for the three months ended July 31, 2004 and 2003 (dollar amounts in thousands), respectively:

	Three Months Ended July 31, 2004		Three Months Ended July 31, 2003		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Research and development contracts	$4,422	55%	$4,715	65%	(6%)
Product sales and revenues	3,646	45%	2,561	35%	43%
Total	$8,068	100%	$7,276	100%	11%

Cost of revenues:	Three Months Ended July 31, 2004		Three Months Ended July 31, 2003		Percentage Increase /
	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Research and development contracts	$7,436	43%	$9,623	54%	(23%)
Product sales and revenues	9,740	57%	8,283	46%	18%
Total	$17,176	100%	$17,906	100%	(4%)

Total revenues for the three months ended July 31, 2004 increased by $0.8 million or 11 percent, to $8.1 million from $7.3 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:  Research and development contracts
Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts decreased 6 percent during the three months ended July 31, 2004 to $4.4 million from $4.7 million in the period of the prior year. The decrease was attributable to decreased revenues related to the completion of our first two-megawatt DFC3000 power plant under the Clean Coal contract. Decreases on the Clean Coal contract were offset by increases on our Product Design Improvement (PDI), Vision 21 and Solid State Energy Conversion Alliance (SECA) contracts with the U.S. Department of Energy (DOE).

Cost of research and development contracts decreased to $7.4 million during the three months ended July 31, 2004, compared to $9.6 million during the same period in fiscal 2003. The decrease was primarily related to the completion of major tasks on the Clean Coal contract. The ratio of costs to contract revenues decreased compared to the same period of the prior year, as funding was reinstated for the PDI program during fiscal 2004. Significant cost share contracts that we continue to participate in include Clean Coal, PDI, King County, Navy Phase II and SECA. For strategic reasons, we currently plan to continue to participate in government cost share contracts that advance the development of fuel cells. As a result, we expect that costs on these contracts will be higher than revenues received.

Fuel cell product sales and revenues

Fuel cell product sales were $3.6 million for the three months ended July 31, 2004 compared to $2.6 million in the same period of a year ago. Revenue during the quarter ended July 31, 2004 was higher than the previous year primarily due to progress on power plants for Marubeni and Caterpillar customers. As of July 31, 2004, product sales backlog totaled approximately $25.4 million, compared to $17.1 million as of July 31, 2003 and $28.6 million as of April 30, 2004. This backlog does not include 1.5 MW of orders for power purchase agreements for Santa Barbara and Sierra Nevada Brewing Co. Since these transactions are selling power rather than equipment, an asset is created which is consolidated into FuelCell Energy’s balance sheet. Revenues are recognized with kilowatt-hours sold over the term of the agreement.

Product costs increased due to increased revenue to $9.7 million from $8.3 million recorded in the same period of the prior year. The ratio of costs to revenue decreased over the same period of the prior year due to lower product costs and a reduction in the LCM adjustment on inventory. As our products are currently sold at a loss, when inventory is received it is adjusted to fair market value through a lower of cost or market adjustment. Gross inventories and advances to vendors declined by approximately $5.7 million during the quarter lowering our cost ratio for the quarter.

Our products do not ship on an even production schedule. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, permits and construction. We do not have the sales or order history to quantify trends.

Administrative and selling expenses

Administrative and selling expenses increased by $0.2 million or 6 percent, to $3.4 million during the three months ended July 31, 2004 compared to $3.2 million in the same period of the prior year. This increase was partially due to our acquisition of Global and the remaining SOFC business, which accounted for approximately $0.2 million of the total increase. Compared to the same period of the prior year, we experienced lower legal, professional and consulting costs totaling approximately $0.4 million which were off-set by higher sales and marketing salary related costs totaling approximately $0.4 million.

Research and development expenses
Research and development expenses increased to $6.7 million during the three months ended July 31, 2004 compared to $2.0 million recorded in the same period of the prior year. Of this increase, $1.7 million is related to SOFC research and development expense. The remaining increase in research and development expenses is due to continued focus on our "cost-out" program that began in fiscal 2003. These continuing efforts are expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time of our products.

Loss from operations

The loss from operations for the three months ended July 31, 2004 totaled $19.2 million. This operating loss is an increase of approximately 21 percent compared to the $15.9 million loss recorded in the comparable period last year due primarily to the higher research and development costs described above. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our "cost out" initiatives .

Interest and other income, net

Interest and other income, net, declined by $0.5 million to $0.4 million when comparing the three months ended July 31, 2004 to the same period of the prior year. This decline is due to a lower average cash and investment balance, invested at a lower average interest rate when compared to the same period of the prior year.

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

Discontinued operations, net of tax

Discontinued operations reflect a net loss of $0.1 million related to the TEG business segment which was sold effective May 27, 2004. All activity related to the TEG business segment has been reclassified as "Discontinued operations, net of tax". Refer also to Note 9 - Discontinued Operations of our consolidated financial statements.

Comparison of Nine Months Ended July 31, 2004 and 2003

Revenues and costs of revenues

The following tables summarize our revenue mix for the nine months ended July 31, 2004 and 2003 (dollar amounts in thousands), respectively:

	Nine Months Ended July 31, 2004		Nine Months Ended July 31, 2003		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Product Revenues	Percent of Revenues	(Decrease) in Revenues
Research and development contracts	$14,913	66%	$14,312	54%	4%
Product sales and revenues	7,598	34%	12,157	46%	(38%)
Total	$22,511	100%	$26,469	100%	(15%)

	Three Months Ended July 31, 2004		Three Months Ended July 31, 2003		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Research and development contracts	$21,882	45%	$28,365	43%	(23%)
Product sales and revenues	26,930	55%	38,232	57%	(30%)
Total	$48,812	100%	$66,597	100%	(27%)

Total revenues for the nine months ended July 31, 2004 decreased by $4.0 million, or 15 percent, to $22.5 million from $26.5 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:

Research and development contracts

Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts increased 4 percent during the nine months ended July 31, 2004 to $14.9 million from $14.3 million in same period of the prior year. Revenues have increased on the PDI, Vision 21 and Solid State Energy Conversion Alliance (SECA) contracts with the U.S. Department of Energy (DOE). These increases were offset by a decline in revenue related to the completion and shipment of our first two-megawatt DFC3000 power plant under the Clean Coal contract.

Cost of research and development contracts decreased to $21.9 million during the nine months ended July 31, 2004, compared to $28.4 million during the same period in fiscal 2003. The decrease was primarily related to the completion of major tasks on the Clean Coal contract and lower costs incurred on the Product Design Improvement (PDI) contracts. The ratio of costs to contract revenues decreased compared to the same period of the prior year, as funding was reinstated for the PDI program during fiscal 2004. Significant cost share contracts include Clean Coal, PDI, Vision 21, King County, Navy Phase II and SECA.

For strategic reasons, we currently plan to continue to participate in government cost share contracts that advance the development of fuel cells. As a result, we expect that costs on these contracts will be higher then revenues received.

Fuel cell product sales and revenues and product costs

Fuel cell product sales were $7.6 million for the nine months ended July 31, 2004 compared to $12.2 million in the same period of a year ago. The lower product sales and revenues and costs was due to production scheduling for customer requirements, and costs incurred for building power plants to be used under power purchase agreements. As of July 31, 2004, product sales backlog totaled approximately $25.4 million, compared to $17.1 million as of July 31, 2003 and $28.6 million as of April 30, 2004. This backlog does not include 1.5 MW of orders for power purchase agreements for Santa Barbara and Sierra Nevada Brewing Co. Since these transactions are selling power rather than equipment, an asset is created which is consolidated into FuelCell Energy’s balance sheet. Revenues and cash receipts are recognized with kWh sold over the term of the agreement. This will impact loss and cash use during the build phase.

Product costs decreased with lower revenue to $26.9 million from $38.2 million. The ratio of costs to revenue increased over the same period of the prior year primarily because of lower of cost or market adjustments on the inventory built for customer delivery requirements and the power purchase agreements noted above. The lower of cost of market adjustment on the inventory build for future customer delivery requirements and power purchase agreements was $2.1 million during the nine months ended July 31, 2004 compared to $0.6 million for the nine months ended July 31, 2003.

Our products do not ship on an even production schedule. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, construction and permits. We do not have the sales or order history to quantify trends as of yet.

Administrative and selling expenses

Administrative and selling expenses increased by $1.3 million or 13 percent, to $10.9 million during the nine months ended July 31, 2004 compared to $9.6 million in the same period of the prior year. Approximately $0.6 million of this increase was due to the acquisition of the Global SOFC division, $0.3 million was higher legal, professional and shareholder related fees and the remaining increase is comprised of higher depreciation and increased sales and marketing expenses.

Research and development expenses

Research and development expenses increased to $19.0 million during the nine months ended July 31, 2004 compared to $6.1 million recorded in the same period of the prior year. Of this increase, $6.8 million is SOFC research and development expense from our Canadian operations. During the three months ended January 31, 2004, we terminated 40 employees in our Canadian SOFC operation as we began to integrate that business with the existing fuel cell business segment. We expect costs related to the SOFC research effort to decline as a result of these workforce reductions.

The remaining increase in research and development expenses is due to continued focus on our "cost-out" program, which was implemented in fiscal 2003. These efforts are expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time of our DFC products. During fiscal 2004, we expanded our "cost out" efforts program by hiring additional engineering employees.

Purchased in-process research and development

We recorded a charge totaling $12.2 million during the three months ended January 31, 2004 for in-process research and development (IPR&D) acquired in the Global transaction. In 1997, Global began developing SOFC technology, which is still in development. The $12.2 million allocated to IPR&D was determined using two established valuation techniques. The cost approach valuation method was used because the SOFC technology is early in its development cycle and reliable forecasts of future benefit do not exist. The market approach method was used to estimate the implied value of the SOFC technology by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid. An average of these two valuation techniques was used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, "Accounting for Research and Development Costs."

The IPR&D acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. We currently estimate that it will take approximately five to ten years to complete the development. The SECA program is a cost-share program totaling approximately $139 million.

Loss from operations

The loss from operations for the nine months ended July 31, 2004 totaled $68.4 million. This operating loss is an increase of approximately 22% percent over the $55.8 million operating loss recorded in the comparable period last year due primarily to the acquisition related charge of purchased in-process research and development totaling $12.2 million. This impact of this charge was partially offset by the other changes in revenues and costs described above. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our "cost out" initiatives.

Interest and other income, net

Interest and other income, net, declined by $1.9 million when comparing the nine months ended July 31, 2004 to the same period of the prior year. During the nine months ended July 31, 2003, we realized a Connecticut state research and development incentive totaling $1.4 million which was recorded in this line item. We did not receive tax incentives during the nine months ended July 31, 2004. During the nine months ended July 31, 2004, we realized foreign currency gains totaling approximately $0.2 million, which offset a decline (compared to the same period of the prior year) of interest income totaling approximately $0.7 million. The reduction in interest income is due to reduced average interest rates and lower average cash and investment balances compared to the prior year.

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

Discontinued operations, net of tax

Discontinued operations reflect the net income of $0.8 million of the TEG business segment that was classified as discontinued operations during the nine months ended July 31, 2004. All activity related to the TEG business segment has been reclassified as "Discontinued operations, net of tax". Refer also to Note 9 - Discontinued Operations of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $169.4 million of cash, cash equivalents and investments as of July 31, 2004 compared to $153.4 million as of October 31, 2003.

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

Implementing our cost reduction efforts on our fuel cell products

We believe that reducing product cost is essential for us to penetrate the market for our fuel cell products and is critical to achieving profitability.  We believe this will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies. In 2003, we began a "cost-out" program that focuses on three key areas:

•	increased performance output;
•	increased stack life; and
•	design simplification and materials replacement and/or elimination to reduce product cost.

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

Cash Inflows and Outflows

During the nine months ended July 31, 2004, cash and cash equivalents and investments increased by $16.0 million, compared with a decrease of $52.0 million during the nine months ended July 31, 2003.  This increase was due to cash and investments acquired in the Global acquisition and subsequent disposition (net of fees) totaling $69.0 million, offset by cash use of $53.0 million.

The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the nine months ended July 31, 2004, we used $50.5 million in cash in our operating activities, which consists of a net loss for the period of approximately $65.7 million, offset by non-cash adjustments totaling $19.7 million, working capital use of approximately $3.6 million and income from discontinued operations of approximately $0.8 million. Non-cash adjustments included a charge of $12.2 million related to IPR&D acquired in the Global acquisition, and depreciation and amortization totaling $7.4 million.  This compares to an operating cash usage of $46.6 million during the nine months ended July 31, 2003.

Accounts Receivable
Accounts receivable as of July 31, 2004 increased by approximately $1.0 million from October 31, 2003 due to approximately $1.3 million more in product receivables offset by a decline of government accounts receivable totaling $0.3 million. The increase in product receivables is due to greater milestone billings to customers consistent with the expanded product backlog. FuelCell bills its fuel cell contracts based upon certain milestones that generally commence with contract signing and extend to commissioning of a completed power plant. The decrease in government receivables is consistent with the decrease in government revenues for the quarter ended July 31, 2004. FuelCell generally bills its government contracts on a monthly basis as costs are incurred. As revenues increase or decrease, billings and accounts receivable will increase or decrease as well.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses combined have declined by approximately $0.5 million since October 31, 2003 due to payments of transaction fees related to our Global acquisition (which had been accrued as of October 31, 2003and the timing of inventory payments related to our current production schedule.

Investing Activities:  We acquired Global on November 3, 2003 by issuing, in total, approximately 8.2 million common and exchangeable shares.  In connection with the acquisition, we acquired $55.8 million of cash and investments.  The cash acquired from Global was offset by approximately $2.8 million of transaction and professional fees related to the acquisition. In May 2004, we completed our sale of the Global entity and its TEG product line for net proceeds of approximately $16.0 million. Capital expenditures for the nine months ended July 31, 2004 were approximately $5.4 million compared to $5.0 million in the prior period. Declines in systems and infrastructure spending during fiscal 2004 have been offset by capital expenditures totaling approximately $2.5 million related to power plants being built for power purchase agreements. In addition, there were capital expenditures totaling approximately $1.0 million relating to one DFC300A that the Company has provided to the Department of Defense (DoD) Fuel Cell Test and Evaluation Center (FCTec).

Financing Activities:  During the nine months ended July 31, 2004, we generated $2.8 million from financing activities through the exercise of stock options, partially offset by repayments of debt and preferred dividends.  This compares with $0.1 million generated in the nine months ended July 31, 2003.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of July 31, 2004 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Lease commitments(1)	$5,609	$1,334	$1,939	$1,525	$811
Term loan (principal and interest)	1,664	425	850	389	—
Purchase commitments(2)	20,101	19,981	120	—	—
Preferred dividends payable (3) (4)	20,451	378	758	758	18,557
Totals	$47,825	$22,118	$3,667	$2,672	$19,368
 ____

(1)	Future minimum lease payments on capital and operating leases.
(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)	Quarterly dividends of Cdn.$312,500 accrue on the Series 1 Preferred Shares (subject to possible reduction pursuant to the terms of the Series 1 Preferred Shares on account of increases in the price of FuelCell’s common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. the holder of the Series 1 preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at July 31, 2004 was approximately $2.2 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million.
(4)	We have assumed a constant exchange rate for the purposes of this disclosure at 0.76 U.S. dollars to 1.0 Canadian dollar.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at July 31, 2004 is 7.2 percent and the outstanding principal balance on this loan is approximately $1.5 million.

Long-term debt also includes a note payable by FuelCell Energy, Ltd. to the Canadian Department of Natural Resources totaling Cdn.$0.2 million. This note is a non-interest bearing note and repayable over a 15 year period starting March 31, 2000 based on 5 percent of revenues relating to the commercialization of solid oxide fuel cell technology, up to the original sum received. No amounts have been repaid to date.

Approximately $0.5 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts
We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project in an agreed ratio with the government agency. For example, our DOE sponsored demonstration of our two-megawatt DFC 3000 power plant operating on synthesis gas derived from coal has a total project value of $34.5 million. The DOE will reimburse 50 percent of the cost on this project and we will incur the balance. Thus, over the life of this program and assuming that funding is approved annually by Congress, our share of the total research and development expenditures would be approximately $17.3 million for this program. As of July 31, 2004, our research and development sales backlog totaled $16.7 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $12.6 million for which we would not be reimbursed by the government.

Product Sales Contracts
Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of July 31, 2004, we had product sales backlog of approximately $25.4 million. We do not expect sales from this backlog to be profitable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2004, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.7 million annually.

Foreign Currency Exchange Risk

With our Canadian operation, we are subject to foreign exchange risk although we have taken steps to mitigate those risks where possible. As of July 31, 2004, approximately $3.8 million (or 2 percent) of our total cash, cash equivalents and investments were in currencies other than U.S. dollars.

We recognized approximately $0.03 million foreign currency loss and $0.2 million in foreign currency gain during the three and nine months ended July 31, 2004, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

(b) Internal Control Over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

We filed on Form 8-K dated June 14, 2004 under Item 2 and Item 7 disclosure regarding the sale of Global Thermoelectric, Inc. as well as the Share Purchase Agreement, dated as of April 19, 2004, by and between FuelCell Energy, Inc., FCE Canada Inc., Global Thermoelectric Inc., GTI Acquisition Inc. and Rockwood Equity Partners LLC.

We filed on Form 8-K dated June 4, 2004 under Item 12 a press release announcing our second quarter 2004 results and year to date accomplishments.

We filed on Form 8-K dated May 14, 2004 under Item 2 and Item 7 disclosure regarding our purchase of Global Thermoelectric, Inc. (Global). This filing included reference to Global’s financial statements included in the Definitive Proxy Statement of FuelCell Energy, Inc. filed with the Commission on Schedule 14A on October 6, 2003. This filing also contained an audit report of PricewaterhouseCoopers LLP, dated February 11, 2003, relating to the consolidated balance sheet of Global Thermoelectric Inc. as at December 31, 2002, and the consolidated statements of operations and accumulated deficit and cash flows for the year then ended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

September 13, 2004	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002