Form 10-K
period 2004-10-31
FUELCELL ENERGY INC
filed 2005-01-14
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2004

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
Registrant’s telephone number, including area code (203) 825-6000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2004 was approximately $795.5 million which is based on the closing price of $16.56 on April 30, 2004.

On January 11, 2005 there were 48,163,424 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant's definitive proxy statement relating to its forthcoming 2005 Annual Meeting of Shareholders to be filed not later than 120 days after the end of registrant's fiscal year ended October 31, 2004 is incorporated by reference in Part III of this Annual Report on Form 10-K.

FUELCELL ENERGY, INC.

Forward-looking Statement Disclaimer

When used in this Report, the words “expects”, “anticipates”, “estimates”, “should”, “will”, “could”, “would”, “may”, and similar expressions are intended to identify forward-looking statements. Such statements relate to the development and commercialization schedule for our fuel cell technology and products, future funding under government research and development contracts, the expected cost competitiveness of our technology, and the timing and availability of products under development. These and other forward looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in the utility regulatory environment, potential volatility of energy prices, government appropriations, the ability of the government to terminate its development contracts at any time, rapid technological change, and competition, as well as other risks contained under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results” of this Report. We cannot assure you that we will be able to meet any of our development or commercialization schedules, that the government will appropriate the funds anticipated by us under our government contracts, that the government will not exercise its right to terminate any or all of our government contracts, that any of our products or technology, once developed, will be commercially successful, or that we will be able to achieve any other result anticipated in any other forward-looking statement contained herein. The forward-looking statements contained herein speak only as of the date of this Report. Except for ongoing obligations to disclose material information under the federal securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Background

Information contained in this Report concerning the electric power supply industry and the distributed generation market, our general expectations concerning this industry and this market, and our position within this industry are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of this industry and this market, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this Report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the electric power supply industry and the distributed generation market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Factors That May Affect Future Results” in Item 7 of this Report.

We define distributed generation as small (typically 50 MW or less) electric generation plants (combustion-based such as engines and turbines as well as non-combustion-based such as fuel cells) located at or near the end use customer. This is contrasted with central generation that we define as large power plants (typically hundreds to 1,000 megawatts or larger) that deliver electricity to end users through a comprehensive transmission and distribution system.

As used in this Report, all degrees refer to Fahrenheit (oF), and kilowatt and megawatt numbers designate nominal or rated capacity of the referenced power plant. As used in this Annual Report, “efficiency” or “electrical efficiency” means the ratio of the electrical energy (AC) generated in the conversion of a fuel to the total energy contained in the fuel (lower heating value, the standard for power plant generation, which assumes the water in the product is in vapor form; as opposed to higher heating value, which assumes the water in the product is in the liquid form); “overall energy efficiency” refers to efficiency based on the electrical output plus useful heat output of the power plant; “kilowatt” (kW) means 1,000 watts; “megawatt” (MW) means 1,000,000 watts; “gigawatt” (GW) means 1,000,000,000 watts; “terawatt” (TW) means 1,000,000,000,000 watts; “kilowatt hour” (kWh) is equal to 1 kW of power supplied to or taken from an electric circuit steadily for one hour; “megawatt hour” (MWh) is equal to 1 MW of power supplied to or taken from an electric circuit steadily for one hour; “gigawatt hour” (GWh) is equal to 1 GW of power supplied to or taken from an electric circuit steadily for one hour; “terawatt hour” (TWh) is equal to 1 TW of power supplied to or taken from an electric circuit steadily for one hour; and “MMBtu” is equal to one million British Thermal Unit (the amount of heat necessary to raise one pound of pure water from 59oF to 60 oF at a specified constant pressure).

All dollar amounts are in U.S. dollars unless otherwise noted.

Additional technical terms and definitions:

Availability -An industry standard (IEEE (The Institute of Electrical and Electronics Engineers) 762, "Definitions for Use in Reporting Electric Generating Unit Reliability, Availability and Productivity") used to compute total operating period hours less the amount of time a power plant is not producing electricity due to planned or unplanned maintenance. "Availability" percentage is calculated as total operating hours since commercial acceptance date (mutually agreed upon time period when our DFC power plants have operated at a specific output level for a specified period of time) less hours not producing electricity due to planned and unplanned maintenance divided by total period hours. Grid disturbances, force majeur events and site specific issues such as a lack of available fuel supply or customer infrastructure repair do not penalize the calculation of availability according to this standard.

Co-generation Configuration - A power plant configuration featuring simultaneous on-site generation of electricity and recovery of waste heat to produce process steam or hot water, or to use heat for space heating.

Ceramic Electrolyte - An active fuel cell component placed between the anode and cathode electrodes in a ceramic (SOFC) fuel cell, in which current is carried by the movement of oxide ions.

Cathode - An active fuel cell component functioning as a positive (electrically) electrode, where reduction of oxidant occurs. Also referred to as “Oxidant Electrode”.

Anode - An active fuel cell component functioning as a negative electrode, where oxidation of fuel occurs. Also referred to as “fuel electrode”.

Metallic Bipolar Plates - The conductive plates used in a fuel cell stack to provide electrical continuity from active components of one cell to those in an adjacent cell. The plates also provide isolation of fuel and air fed to the fuel cell.

Anaerobic Digester Gas - Fuel gas (rich in methane) produced in biomass digesters employing bacterial and controlled oxygen environment, in a municipal or an industrial wastewater treatment facility.

Humid Flue Gas - Exhaust gas from fuel cell and other power plants or a furnace. The gas typically contains humidity (moisture).

Reforming - Catalytic conversion of hydrocarbon fuel (such as pipeline natural gas) to hydrogen-rich gas, using steam. The hydrogen-rich gas serves as a fuel for the electrochemical reaction.

Synthesis Gas - A gas mixture of hydrogen and carbon monoxide generally derived from gasification of coal or other biomass. It can serve as a fuel for the fuel cell after any required fuel clean up.

Microturbine - A gas turbine limited in power output to less than 200 kW. Microturbines are characterized by low-pressure ratios (less than 5) and high-speed alternators. Waste heat from fuel cell may be fed to a microturbine to generate additional electricity. This system is referred to as “Hybrid” power plant.

PART I

Item 1. Business

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (Direct FuelCell® or DFC® Power Plants), offering stationary applications for commercial and industrial customers and continuing to develop our next generation of carbonate fuel cell products. In addition, we are beginning the development of another high temperature fuel cell system, planar solid oxide fuel cell (SOFC) technology, as a prime contractor in the U.S. Department of Energy’s (DOE) Solid State Energy Conversion Alliance (SECA) Program and through our 42 percent ownership interest in Versa Power Systems (Versa).

Direct FuelCell Power Plants

Increasing worldwide demand for reliable power presents significant market opportunities for our core distributed generation products. Our proprietary carbonate DFC power plants electrochemically produce electricity directly from readily available hydrocarbon fuels, such as natural gas and wastewater treatment gas.  We believe our products offer significant advantages compared to other power generation technologies, including:

•	High fuel efficiency;

•	Ultra-clean emissions;

•	Improved reliability;

•	Quiet operation;

•	Flexible siting and permitting requirements;

•	Scalability;

•	Ability to provide electricity and heat for cogeneration applications, such as district heating, process steam, hot water and absorption chilling for air conditioning;

•	Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies; and

•	Because our DFC power plants produce hydrogen from readily available fuels such as natural gas and wastewater treatment gas, they can be used to cost-effectively cogenerate hydrogen as well as electricity and heat.

Our current products, the DFC300A, DFC1500 and DFC3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 10 MW or larger.  Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), telecommunications/data centers, manufacturing facilities, office buildings, hospitals, universities, prisons, mail processing facilities, hotels and government facilities, as well as in grid support applications for utility customers.  Through January 10, 2005, over 55 million kWh of electricity has been generated from power plants incorporating our DFC technology at customer sites throughout the world.

We see significant market potential for our DFC products.  In October 2004, Energy User News reported that Allied Business Intelligence (ABI) projected distributed generation to the grid may increase to 200,000 MW worldwide by 2011 compared with 65,000 MW currently, with 6 percent or 12,000 MW from fuel cells. A year earlier, ABI reported that global stationary fuel cell cumulative shipments would rise from 55 MW cumulative through 2003 to nearly 18,000 MW cumulative through 2013, according to its moderate forecast.  Another study, prepared by the DOE/Energy Information Administration (EIA) in 2000, estimated the potential market for combined heat and power (CHP) plant installations in the United States to be greater than 77,000 MW.  This includes 6,500 MW for hotels/motels, 8,000 MW for hospitals, 19,000 MW for schools/colleges/universities, and over 18,600 MW for office buildings.

We have invested more than $450 million in the development of our fuel cell technology, including funding from various U.S. government agencies such as the DOE and the Environmental Protection Agency. Our primary focus is carbonate fuel cell technology, which we have advanced from the laboratory into standard DFC products. We believe we have established a leading position for our DFC products in the commercial distributed generation marketplace due to a number of factors, including:

•	We are selling ‘ultra-clean’ high-temperature fuel cell power plants for stationary base load power, which provide high fuel efficiency and high-value waste heat for cogeneration applications.

•	We have strong global distribution partners, including original equipment manufactures (OEMs) and energy service companies (ESCOs), with expertise in selling and marketing energy products and services to commercial and industrial customers worldwide.

•	We obtained commercial product certifications for safety, interconnection, installation and performance.

•	We are operating a fleet of DFC power plants at customer sites throughout the world, with a backlog that we expect will double the fleet in service in the next 12-18 months.

•	We have established production facilities, with equipment in place to produce 50 MW of DFC products annually.

•	We achieved our 2004 value-engineering cost reduction target of 25 percent and are confident we can continue to reduce costs.

•	We have expanded our sales and service capabilities to support our DFC products.

•	We have a strong balance sheet, with over $240 million in cash, cash equivalents and investments (U.S. Treasury Securities) as of November 18, 2004 to support our growth.

We believe there are positive trends within the distributed generation and fuel cell markets that will benefit our DFC power plant business. Increasing worldwide demand for reliable power, concerns over air pollution caused by combustion power generation, and unreliable electrical grid delivery systems present significant market opportunities for our core DFC products. Furthermore, because of their non-combustion, non-mechanical power generation process, fuel cells are more efficient, produce significantly less pollutant emissions, are better suited to provide combined heat and power (CHP) and offer more quiet and flexible siting distributed generation solutions than comparable conventional power plants.

In introducing our products to the marketplace, we face obstacles that can lengthen the sales cycle.  At the macro-economic level, these include varying energy demand, capital appropriation cycles and changing economic environments such as rising fuel prices.  For example, in the short term, the sales effort for DFC projects and other distributed generation projects operating on natural gas were adversely affected in 2004 by higher fuel prices. Grid-delivered electricity prices can have a regulatory lag of up to one year or more before fuel costs are reflected in local utility rates. Over the longer term, our higher fuel efficiency should result in customer preference for base load power generation using our DFC products.

Other market obstacles vary by region, but include regulatory uncertainty for distributed generation, monopoly-based electricity markets, interconnect issues, disparate recognition of the locational value and environmental benefits of distributed generation, standby power costs and stranded asset exit fees.  We believe that the marketplace is responding to these issues.

In the U.S., which is among the most difficult regulatory environments, interconnect standards, standby charges and exit fees are being adjusted to accommodate newer technologies that generate electricity with greater fuel efficiency and reduced emissions.  New York and Massachusetts adopted exemptions from these charges for our DFC products in 2004, following California’s lead in 2003. We expect that this trend will continue and help to accelerate the market penetration of our DFC power plants.

To further stimulate the market, significant incentive programs are available in Asia, the U.S. and Europe, with many being renewed and new ones being introduced. For example, new energy policies in Japan and Korea were announced to meet clean energy requirements in those countries, and new initiatives in Connecticut and New York are requesting large scale renewable projects of 10 MW or larger. California renewed its Self Generation Incentive Program in 2004, with funding approved for clean distributed generation projects through 2007. European incentive programs are similar and our partner, MTU CFC Solutions, Gmbh (MTU), a DaimlerChrysler subsidiary, has technology, manufacturing and distribution rights for carbonate fuel cell power plants and is focused on the European market.

High product cost due to the early stage of commercializing our DFC power plants results in our product pricing being substantially higher than competing products that are more mature.  Available government subsidies make us more competitive with other sources of delivered electrical energy, but the approval and funding process for these government incentive programs can be protracted. We are beginning to see evidence that timing for this process is shortening, e.g., in California, where we are participating with government agencies in an increasing number of projects .

Our products produce electricity and thermal energy which are commodities to end users. While our products compete essentially on price, the attributes of our DFC products enhance our value proposition. For example, in some global regions with strict air emissions controls, the ‘ultra-clean’ designation of our DFC power plants enables our products to be sited where combustion-based technologies cannot. We believe our DFC products can provide more favorable attributes such as improved reliability, quiet operation, scalability, ability to provide electricity and heat for cogeneration applications, such as district heating, process steam, hot water and absorption chilling for air conditioning,and ultra low emissions at less cost with volume production. We are currently selling our products to customers in high cost electricity markets at prices that, when combined with government incentives, are economically competitive with other power sources. We believe that our progress in 2004 enhances our opportunity to increase sales and continue to reduce costs to market clearing prices for our DFC products. In the higher cost regions of the U.S., i.e., California and the Northeast, we believe that market clearing prices are between $2,000 and $3,000 per kW. In regions where electricity prices are even higher, i.e., Asia and Europe, and for mission critical applications that demand higher reliability, we believe market clearing prices can be higher. The cost of our standard sub-MW product design at the end of 2004 was reduced from over $8,000 per kW to approximately $6,000 per kW, which is a 25 percent reduction in cost. Our MW-class products have an inherent 20 to 25 percent cost advantage over the sub-MW product due to economies of scale primarily in the balance of plant . With our currently achieved and projected annual cost reduction targets, we believe we can reach gross margin break-even on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that Company net income break-even can be achieved at a sustained annual order and volume production of approximately 100 MW. Our fiscal 2004 production volume was approximately 6 MW.

Our strategy for 2005 is to continue our cost reduction program and focus our selling efforts on markets that have the potential for repeatable volume. These markets have some combination of high electrical costs, strict emissions controls, grid constraints and other characteristics that require a clean, efficient distributed generation solution. In addition, we are focusing on market segments that offer sufficient funding availability to make our current product pricing competitive with the local cost of electricity and cogeneration. We see these markets as a bridge to support our order activity while we are operating at higher cost and lower volume. We will concentrate our market efforts on Japan/Asia, California and the Northeast United States where such programs are most prevalent, while MTU will focus on Europe. As the results of our product cost reduction efforts enable us to lower prices, we expect we will move from these bridge markets to broad market acceptance.

DIRECT FUEL CELL® (DFC®) TECHNOLOGY

Direct FuelCell power plants represent an environmentally friendly alternative power generation source when compared to traditional combustion technologies, such as gas turbines or internal combustion engines. These fuel cell power plants can potentially yield a lower cost of electricity. Less restrictive permitting requirements, due to the favorable DFC emissions profiles, can reduce installation costs. Greater fuel efficiency, minimal moving parts and remote monitoring can provide lower ongoing fuel and maintenance costs.

A fuel cell converts a hydrocarbon fuel, such as natural gas or wastewater treatment gas, into electricity without the combustion of the fuel. The primary byproducts of the fuel cell are heat, water, reduced emissions of carbon dioxide and virtually no sulfur dioxide (SOX) or nitrogen oxide (NOX) emissions. A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the balance of plant (BOP), which includes various fuel handling and processing equipment, such as pipes, blowers, and electrical interface equipment such as inverters to convert the direct current (DC) output of the fuel cell to alternating current (AC).

Conventional non-nuclear power plants generate electricity by combustion of hydrocarbon fuels, such as coal, oil or natural gas.  In the case of reciprocating engines, combustion of the fuel takes place within the engine that drives a generator.  In a gas turbine combined cycle plant, fuels, such as natural gas, are burned in the gas turbine to generate electricity. The exhaust heat from the gas turbine is used to boil water, converting it to high-pressure steam, which is used to rotate a steam turbine generating additional electricity. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of SOX and NOX, carbon monoxide, soot and other air pollutants.

The following table shows our estimates of the electrical efficiency, operating temperature, expected capacity range and certain other operating characteristics of the principal types of fuel cells being developed for commercial applications:

Fuel Cell Type	Electrolyte	Electrical Efficiency %	Operating Temperature [o]F	Expected Capacity Range	By-Product Heat Use
PEM	Polymer Membrane	30-35	180	5kW to 250 kW	Warm Water
Phosphoric Acid	Phosphoric Acid	35-40	400	50kW to 200 kW	Hot Water
Carbonate (Direct FuelCell®)	Potassium/Lithium Carbonate	45-57	1200	250 kW to 3 MW	High Pressure Steam
Solid Oxide (Tubular)	Stabilized Zirconium dioxide Ceramic	45-50	1800	100 kW to 3 MW	High Pressure Steam
Solid Oxide (Planar)	Stabilized Zirconium dioxide Ceramic	40-60	1200-1600	3 kW to 10 kW	High Pressure Steam

Our carbonate fuel cell, known as the Direct FuelCell, operates at approximately 1200°F. This temperature avoids the use of precious metal electrodes required by lower temperature fuel cells, such as proton exchange membrane (PEM) and phosphoric acid, and the more expensive metals and ceramic materials required by higher temperature fuel cells, such as solid oxide (tubular). As a result, we are able to use less expensive catalysts and readily available metals in our designs.  In addition, our fuel cell produces high quality by-product heat energy (700°F) that can be harnessed for CHP applications using hot water, steam or chiller water to heat or cool buildings.

Our Direct FuelCell has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane.  Our commercial DFC power plants currently can achieve an electrical efficiency of between 45 percent and 47 percent, and are expected to achieve an electrical efficiency of up to 57 percent at product maturity.  Depending on location, application and load size, we expect that a co-generation configuration will reach an overall energy efficiency of between 70 percent and 80 percent.  The following diagram shows the difference between a typical low temperature, external reforming fuel cell and our Direct FuelCell in the conversion of fuel into electricity.

LOW TEMPERATURE EXTERNAL REFORMING FUEL CELL (Other Companies’ Technology)	HIGH TEMPERATURE INTERNAL REFORMING DIRECT FUELCELL (FuelCell Energy Technology)

Our Direct FuelCell is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas or wastewater treatment gas, by reforming the fuel inside the fuel cell to produce hydrogen. We believe that this "one-step" process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as PEM and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen. This external equipment increases capital cost and reduces electrical efficiency.

Our initial market entry commercial products are rated at 250 kW, 1 MW and 2 MW in capacity.  Our products are targeted for utility, commercial and industrial customers in the growing distributed generation market for applications up to 10 MW or larger. We are also developing additional DFC products based on our core carbonate technology including:

•	Direct FuelCell/Turbine® (DFC/T®) - a combined-cycle system that produces additional electricity from by-product heat energy using an unfired gas turbine with electrical efficiency expected to approach 70 percent in large applications; and,

•	Ship Service Fuel Cell (SSFC) - a DFC power plant that operates on marine-diesel fuel with applications such as hotel power (non-propulsion) for naval vessels and cruise ships, as well as power generation for islands.

Value Proposition

Our products produce electricity and thermal energy which are commodities to end users. While our products compete essentially on price, the attributes of our DFC products enhance our value proposition. For example, in some global regions with strict air emissions controls, the ‘ultra-clean’ designation of our DFC power plants enables our products to be sited where combustion-based technologies cannot. We believe our DFC products can provide more favorable attributes, such as improved reliability, quiet operation, scalability, ability to provide electricity and heat for cogeneration applications, such as district heating, process steam, hot water and absorption chilling for air conditioning, and ultra low emissions at less cost with volume production. We are currently selling our products to customers in high cost electricity markets at prices that, when combined with government incentives, are economically competitive with other power generating sources. Over time, as our cost-out program enables us to reduce our prices, we believe we will be less reliant on and eventually eliminate the need for government subsidies to price our products at market clearing prices. A specific example of how the economics would work currently is set forth below.

Based on a $7.00/MMBtu gas price, the raw life cycle cost of electricity to the end user at the prices we are quoting today (absent any subsidies), is between $0.15 and $0.20/kWh. With an incentive of $2,500/kW, the cost of electricity to the end user is in the low-teens per kWh, a competitive price in many high cost energy regions of the world. Factoring in the value of the heat used for cogeneration ($0.01-$0.02/kWh), the added value of increased reliability ($0.005 to $0.015/kWh), and the offset due to emissions credits (up to $0.01/kWh if regionally available), the net cost to the end user could be $0.10/kWh or less, depending on location. In many areas of the world, this competes with grid-delivered electricity.

The recent rise in the cost of natural gas during the past year has made our products as well as other conventional distributed generation technologies less competitive with the grid (grid-delivered electricity prices are not immediately affected by spot changes in energy prices such as natural gas, coal and oil due to previously secured long-term supply contracts and a regulatory system that takes 6 months to a year or more to approve rate increases when requested by local utilities). Specifically, the average delivered price of natural gas sold to commercial consumers in the California and Northeastern U.S. markets of $6.00/MMBtu to $6.50/MMBtu for commercial customers increased to as high as $9.00/MMBtu in mid-2004. We estimate that each $1.00/MMBtu change in natural gas prices increases the cost of electricity of our DFC products by $0.0083/kWh. Natural gas prices have subsided from their recent peak, but variability has increased ($2.00/MMBtu depending on demand and weather). Over time, energy prices tend to revert to the oil price per barrel equivalent, so we view the disparate fuel and electricity prices as a short-term phenomenon that will be resolved over time.

DISTRIBUTED GENERATION MARKETS

The demand for reliable power, increasing concerns about the emission of harmful greenhouse gases and particulate matter, and the inability of central power generation systems to cogenerate heat and electricity, have created demand for new technologies that can provide clean, economic on-site generation. Consequently, projected demand for distributed generation is growing throughout the world.  In October 2004, Energy User News reported that ABI projected distributed generation to the grid may increase to 200,000 MW worldwide by 2011 compared with 65,000 MW currently, with 6 percent or 12,000 MW from fuel cells. A year earlier, ABI reported that global stationary fuel cell cumulative shipments would rise from 55 MW cumulative through 2003 to nearly 18,000 MW cumulative through 2013 , according to its moderate forecast.

We believe distributed generation using our Direct FuelCell power plants are an alternative power generation solution because they:

•	Increase reliability by locating power closer to the end user. On-site power generation bypasses the congested transmission and distribution system, increasing electrical reliability to the end user.

•	Provide better economics. The economic justification for distributed generation is a result of a number of factors, such as avoidance of transmission and distribution system investment, reduction of line losses, and utilization of the heat by-product from on-site power generation.

•	Ease congestion in the transmission and distribution system. Each kilowatt of on-site power generation removes the same amount from the transmission and distribution system, thereby easing congestion that can cause power outages and hastening the grid recovery after electrical infrastructure problems have been resolved.

•	Provide greater capacity utilization in less time. Distributed generation can be added in increments that more closely match expected demand in a shorter time frame (weeks to months) compared with traditional central power generating plants and transmission and distribution systems (often 12 to 36 months or longer) which require more extensive siting and right of way approvals.

•	Enhance security. By locating smaller, incremental power plants in dispersed locations closer to energy consumers, distributed generation can reduce dependence on a vulnerable centralized electrical infrastructure.

Our DFC power plants provide the following attributes:

•	Offer higher operational efficiency. Our DFC power plants currently achieve electrical efficiencies of 45 to 47 percent and have the potential to reach an electrical efficiency 57 percent at product maturity in single-cycle applications. In addition, our DFC power plants can achieve overall energy efficiency of 70 to 80 percent for combined heat and power applications. This is greater than the fuel efficiency of competing fuel cell and combustion-based technologies of similar size and potentially results in a lower cost per kWh over the life of the power plant.

•	Lower emissions. Our DFC power plants have significantly lower emissions of greenhouse gases and particulate matter than conventional combustion-based power plants. They emit virtually no NOX or SOX and have been designated "ultra-clean" by the California Air Resources Board (CARB). Comparative emissions of fuel cell power plants versus traditional combustion-based power plants as compiled by the DOE/National Energy Technology Laboratory and company product specification sheets are as follows:

	Emissions (Lbs. Per MWh)
	Nox	SO2
Average U.S. Fossil Fuel Plant	4.200	9.210
Microturbine (60-kW)	0.490	0.000
Small Gas Turbine (250-kW)	0.467	0.000
Combined Cycle Gas Turbine	0.230	0.005
Fuel Cell, Single Cycle (DFC)	0.016	0.000

•	Utilize multiple fuels. Our DFC power plants can utilize many fuel sources, such as natural gas, industrial and municipal wastewater treatment gas, propane, and coal gas (escaping gas from active and abandoned coal mines as well as synthesis gas processed from coal), thereby enhancing energy independence from imported oil.

Many governments at various levels, both in the U.S. and abroad, are proactively pursuing incentive programs to stimulate the development of distributed generation in general and fuel cells in particular. New programs have emerged in Connecticut, New York, Japan, Korea and Canada, and an existing program was renewed and extended in California. We believe we can capitalize on the substantial global incentives available for distributed generation, alternative energy and renewable technologies, which include subsidies ranging up to 55 percent of project costs depending on the application and the site.  We and our partners have been able to take advantage of specific incentives in the U.S., Japan and Germany.

In the near-term, we believe these government-sponsored incentive programs will facilitate DFC product sales.  In the longer term, we believe that our product cost reduction program and higher production volumes will lessen or eliminate the need for incentives.

We continue to target our initial commercialization efforts for the following stationary power applications:

•	Customers in regions with high electricity prices.

•	Customers with 24/7 base load power requirements.

•	Customers with electric grid distribution or transmission shortages or congestion.

•	Commercial and industrial customers who can use the high-quality heat by-product for cogeneration applications.

•	Customers with opportunity fuels such as anaerobic digester gas from municipal and industrial wastewater treatment facilities.

•	Customers in regions with strict air pollution requirements.

These customer characteristics are prevalent in selected regions in the United States, such as California and the northeastern states, and internationally in Canada, Europe, Japan and Korea.  These are areas where government incentives and other approved legislation support distributed generation in general and fuel cells in particular.  We are focusing on market segments that offer sufficient incentive funding available to make our current product pricing competitive with the local cost of electricity and cogeneration.  We see these markets as a bridge to support order activity while we are operating at higher cost and lower volume.  As the results of our product cost out efforts enable us to lower our prices, we expect we will move from these bridge markets to broad commercial acceptance.

Because our DFC products can operate on wastewater treatment gas, a biomass renewable fuel, we can provide one of the few sources of base load distributed generation within the renewable portfolio standards (RPS) many states and countries are beginning to implement. In some jurisdictions, our DFC power plants, due to their favorable ultra-low emissions and 'ultra-clean' status, can qualify for RPS programs when operating on natural gas.  This classifies our fuel cell products similar to wind and solar projects that are eligible for funding under these programs.

Geographical Markets

We are pursuing a strategy of global geographic penetration through our strong strategic partners, which has enabled us to introduce our products in early adopter markets throughout the world.  In selected regions, local market conditions, incentives and regulations have evolved which have enabled customers to purchase our products.  These early adopters recognize the environmental and economic value of our DFC power plants.

Japan

Japan's electricity prices are among the highest in the world.  In addition, the government has strict emissions goals, following the Kyoto Protocol, which have resulted in the need to reduce emissions from the power-generating sector.  Employing CHP technology is an important means to reduce carbon dioxide emissions, however, Japanese air pollution protection laws restrict installing and operating traditional generating technologies in urban areas.  Since the Japanese Ministry of Environmental Protection has approved our DFC power plants as meeting or exceeding all Japanese air pollution control laws, we believe demand for our DFC products will increase.  We have seen the most progress with our DFC products in this market, with Marubeni ordering 1.25 MW in 2001 followed by repeat orders of 3 MW and 4 MW in 2003 and 2004, respectively.

There are a number of other market drivers beyond strict emissions requirements that we believe will stimulate demand for our DFC power plants in Japan.  First, a new regulation requires the use of wastewater treatment facilities for agriculture and farming. The Japanese government is subsidizing these new wastewater treatment facilities, including any power generation equipment that makes efficient use of “opportunity fuels” that result from wastewater treatment. Second, a national RPS for the power generation sector was adopted. The initial targets are approximately 3,500 MW by 2010. Our DFC products operating on anaerobic digester gas qualify under this standard. Third, a number of government-backed subsidy programs are available to DFC products, with incentives ranging from 35 percent to 55 percent. The aggregate annual budget by the various Japanese ministries for these programs total $50 million. Fourth, the Japanese Ministry of Economy, Trade and Industry announced a new energy program with the goal of 2,200 MW of fuel cell power by 2010. Our Japanese partner, Marubeni Corporation (Marubeni), has been successful in working with various Japanese ministries to obtain approvals for broad siting flexibility to meet the growing demand for our DFC products.

Korea

With the addition of POSCO as a sub-distributor and eventual packager of our DFC products for Marubeni, we have broadened our Asian marketing presence to include Korea. In 2004, fuel cells were identified as one of the 10 economic growth engines for the Korean economy and POSCO was assigned by the Korean government to develop and commercialize large stationary fuel cell power plants. POSCO selected our DFC products through Marubeni to pursue this effort, which we believe further confirms our leadership position in large stationary fuel cell power plants for the commercial and industrial customers. The Korean government’s goal is to install 300 stationary fuel cell power plants, sized 250-kW to 1 MW, by 2012, and has designated $1.6 billion to support this effort.

North America - U.S.

The U.S. is characterized by high electricity costs and grid-constraints in selected regions, such as California and the northeastern states such as New Jersey, New York, Connecticut and Massachusetts. We have found that the utility monopoly status is more entrenched in the U.S. than in other global markets, but we are seeing developments that favor clean and efficient distributed generation such as our DFC power plants. Existing programs are being renewed, and new initiatives are being implemented.

California has become a leader in regulatory policy.  For example, our DFC power plants have been certified to meet interconnection standards of investor owned electric utilities ("Rule 21").  In addition, our DFC power plants meet the strict emissions requirement of the California Air Resources Board standard for 2007 ("CARB2007"), and have been designated as an 'ultra-clean' distributed generation technology. As a result, customers have access to certain incentive funding for the purchase of our DFC power plants.  In addition, customers who install and operate our DFC power plants are exempt from exit fees and stand-by charges, saving them from paying fees of approximately $.025-$0.03/kWh.  End-users of fuel cell power plants are eligible to sell back unused power to publicly owned utilities during off-peak hours at wholesale or generation-based rates of approximately $0.04-$0.05/kWh.  The California Self Generation Program provides $100 million per year of incentive funding for 'ultra-clean' technologies on the basis of $2,500/kW for our DFC products operating on natural gas and $4,500/kW for our DFC products operating on renewable fuels such as anaerobic gas from wastewater treatment facilities.

We were able to demonstrate the competitiveness of our DFC products through this program during the past 12 months. In fiscal year 2004, Alliance Power secured two customers through this program (City of Santa Barbara, 500 kW, and Sierra Nevada Brewing Co., 1MW). Chevron Energy Solutions secured our first DFC1500 project in the State with the Santa Rita Correctional Facility in Alameda County, and, early in fiscal 2005, secured a 250-kW project for the San Francisco Mail Processing Facility. This program has been extended through 2007, enabling over 20 MW of project funding per year.

In Connecticut, legislation was recently passed that will require the state’s utility distribution companies to have 100 MW of generation from renewable technologies contracted by mid-2007. The request for proposals for the first round (30 MW) was issued and project submissions (betweem 1 MW and 15 MW) are due March 17, 2005. Final projects are expected to be selected by September 30, 2005. The Round 2 (30 MW) and the Round 3 (40 MW) selection process are expected to follow in succession. Our DFC power plants operating on natural gas are a Class I renewable technology and meet the eligibility requirements for this program.

Other states are also implementing policies to accelerate the installation of clean distributed generation technologies.  For example, New York State exempts our DFC power plants from stand-by charges if the installation represents less than 15 percent of the customer's maximum potential demand. In addition, the New York Public Service Commission adopted a renewable energy policy to increase electricity from renewable sources to 25 percent by 2013. To meet this requirement, it is estimated that New York State will need up to 3,700 MW of generation from renewable technology. Our DFC power plants operating on natural gas meet the renewable eligibility requirements in New York State.

These renewable energy initiatives in Connecticut and New York may provide us with opportunities for large scale multi-MW projects sized to 10-15 MW or larger.

At the U.S. federal level, in addition to significant research and development funds that we receive from the U.S. federal government, the U.S. Department of Defense Climate Change Fuel Cell Program grants funds to fuel cell power plant buyers, providing up to $1,000 per kW of plant capacity (not to exceed one-third of total program costs). In fiscal year 2005, there is approximately $1.2 million available for buyers of these fuel cell system incentive grants. While the Energy Policy Act of 2003 was not passed by Congress, it contained important incentives, including: (1) an investment tax credit of 30 percent or $1,000 per kW, whichever is less, for fuel cell power plant installations; and, (2) an advanced power system technology incentive program which provided for a 1.8 to 2.5 cents per kWh subsidy to owner-operators of qualifying facilities, including fuel cells, turbines and hybrid power systems. As a result of the November 2004 election, we expect an energy bill will be initiated in fiscal year 2005. We expect to benefit should similar provisions be included in a renewed energy bill.

North America - Canada

Our distribution partner, Enbridge Inc., is currently developing provincial relationships in Canada to have our DFC products included in a portfolio approach to replace more than 100 MW of coal and nuclear power plants and other projects with funding through the country’s Cdn$250 million Sustainable Development Technology Program Enbridge Inc., is the owner and operator of Canada’s largest natural gas distribution company, Enbridge Gas Distribution, which provides natural gas to industrial, commercial and residential customers in Ontario, Quebec and New York State.

Europe

While, electricity prices in Europe are not as high as they are in Japan and in the more expensive regions of the U.S., emphasis remains on reducing carbon dioxide emissions and grid-connected CHP projects are encouraged. The CHP Law, enacted in 2002, provides a €0.0511/kWh subsidy payable for 10 years for grid-connected CHP power plants, up to 2 MW. We estimate that this is the equivalent of a $1,000 to $2,000 per kW capital cost subsidy. In 2004, Germany’s Renewable Energy Law opened up eligibility for fuel cells to receive up to €0.20/kWh, including a €0.02/kWh premium over combustion-based technologies. RWE, Europe’s largest investor owned utility, has invested in and has partnered with our German partner, MTU CFC Solutions GmbH, a DaimlerChrysler subsidiary. In a June 2003 report commissioned by World Wildlife Fund For Nature in co-operation with Fuel Cell Europe, it was reported that RWE expects 1,000 to 5,000 MW of German electricity demand to be supplied by distributed power by 2015.

In the broader European market, the European Union has earmarked €100 million for research and demonstration projects for hydrogen and fuel cells through 2006.

Target Applications

Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants, data centers, manufacturing and industrial facilities, office buildings, hospitals, mission critical applications, universities and hotels, as well as in grid support applications for utility customers.  Some specific markets we are targeting have substantial market potential as set forth in the table below.

Source: DOE/Onsite Sycom Energy Corp., “The Market and Technical Potential for Combined Heat and Power in the Commercial/Industrial Sector,” January 2000 (Revision 1)

Some specific applications of these representative applications include:

•	Wastewater treatment plants. This application provides a unique opportunity because the methane generated from the anaerobic gas digestion process is used as fuel for the DFC power plant, which in turn generates the electricity to operate the wastewater treatment equipment at the facility. Wastewater treatment gas is considered a renewable fuel eligible for many government incentive funding for project installations throughout the world.

o	Industrial. We delivered our first commercially available DFC300A power plant to the Kirin Brewery in Japan in January 2003. In 2005, we expect to install 1-MW of DFC power (4 DFC300A power plants) for a beer brewery at the Sierra Nevada Brewing Co. in Chico, Calif. through our North American distribution partner, Alliance Power, and a 250-kW DFC300A power plant for a food recycling facility for Bioenergy Co. at Tokyo ‘Super Eco Town’ in Japan through our Asian distribution partner, Marubeni Corp.

o	Municipal. We began operating our first MW-class DFC1500 at the King County Wastewater Facility in Washington State on natural gas in 2004 that has now switched over to operation on anaerobic digester gas. We have installed 250-kW DFC300A power plants to the following municipal wastewater treatment facilities - the City of Fukuoka (through Marubeni Corp.), Terminal Island for the Los Angeles Department of Water and Power (direct sale), Sanitation Districts of Los Angeles County (through Caterpillar), and the City of Santa Barbara (two units through Alliance Power).

•	Hotels. Our DFC 300A power plants at the 300-room Sheraton Edison and Sheraton Parsippany hotels in New Jersey provide each hotel with their 250 kW base load electricity requirements and 25 percent of their hot water needs. Our recently installed DFC300A power plant at the 1,750-room Sheraton New York Hotel and Towers in Manhattan will provide approximately 10 percent of the electricity and hot water requirements.

•	Institutional - Universities. At the Environmental Science Center near Yale University’s Peabody Museum in New Haven, Connecticut, our DFC 300A power plant provides approximately 25 percent of the building’s electricity needs, with the heat byproduct being used primarily to maintain tight temperature and humidity controls for its artifact storage facility. At the Michigan Alternative and Renewable Energy Center at Grand Valley State University in Muskegon, Mich., our DFC300A power plant is part of a comprehensive grid-independent energy system (includes solar panels and batteries for load following power requirements) that provides substantially all of the facility’s base load electricity and uses the heat byproduct for heating and cooling. At Ocean County College in New Jersey, our DFC300A power plant provides 90 percent of the daily power requirements for three of the campus’ buildings and 20 percent of the heating needs for six buildings. One of the three DFC300A power plants purchased by Marubeni’s Korean sub-distributor, POSCO, is expected to be installed at the Pohang University Science and Technology Center in Pohang City, Korea.

•	Institutional - Hospitals. MTU has provided its sub-MW carbonate fuel cell power plant, which incorporates our DFC components, for a number of hospitals and clinics in Germany that supply electricity to the local clinic grid and the hot exhaust air is used to produce process steam for the facilities. Installations include the Rhon Klinikum Bad Neustadt (which completed its field trial in August 2004 after operating for more than 21,000 hours), Rhon Klinikum Bad Berka, Magdeburg Clinic and the Gruenstadt Clinic/Pfalzwerke.

•	Industrial. MTU has installed its sub-MW carbonate fuel cell power plant for industrial CHP applications in Europe, such as a Michelin tire factory in Germany and a IZAR ship building factory in Spain. Marubeni has installed two DFC power plants for an Epson factory in Japan and a natural gas gathering station at Japex, also in Japan. Caterpillar has installed and operated a DFC300A power plant at its technology center in Peoria, Illinois.

•	Institutional - Telecommunications/Data Centers. MTU has installed a sub-MW carbonate fuel cell power plant for Deutsche Telecom in Munich, Germany that provides DC backup power for a telecommunications center.

•	Institutional - Prisons. We announced our first one-MW DFC1500 power plant sale in California to Alameda County for the Santa Rita Correctional Facility in Dublin, Calif. This also was the first fuel cell project with our North American distribution partner, Chevron Energy Solutions, and delivery is expected in calendar year 2005.

•	Grid Support. The Los Angeles Department of Water and Power has been a long-standing customer of ours, and operated one of our first field trial units. They have installed two separate DFC300 power plants that provide electricity to the grid - one at their corporate headquarters and one at another downtown location. In 2004, we delivered a DFC300A power plant to a Westerville, Ohio substation facility for American Municipal Power-Ohio for its municipal distribution system. In 2005, we expect to deliver a DFC300A power plant for the Salt River project. This unit will be located at the Arizona State University East Campus in Mesa, Ariz. and provide electricity to the local grid.

•	Federal. We are targeting the U.S. Government as an end-use customer for our DFC products. Since the blackout of August 2003, we have seen a growing interest by the government in increasing the reliability of power for mission critical applications. There is a DFC300A power plant installed at the Coast Guard Air Station Cape Cod in Bourne, Mass. that was sold through our North American distribution partner, PPL Energy Plus. Our North American distribution partner, Chevron Energy Solutions, sold a 250-kW DFC300A power plant to the U.S. Postal Service’s San Francisco Processing and Distribution Center that is expected to be delivered in calendar year 2005. The market for combined heat and power applications for federal facilities is estimated to be 1,590 MW.

We have installed a DFC300A power plant at the Fuel Cell Test and Evaluation Center in Johnstown, Penn., for a combined heat and power demonstration. The goals of this demonstration are to (1) analyze the use of available system heat output for trigeneration - the supply of electricity as well as chilled and hot water in a combined system - and (2) analyze the simultaneous operation on natural gas and propane for dual-fueled capability. This is part of a $7 million fiscal 2005 budget appropriation by the U.S. Government for carbonate fuel cells, which also includes funding for two other MW-class systems.

Strategic Alliances/Market Development Agreements

Our sales and marketing strategy is to work predominantly with established OEMs and ESCOs who have significant expertise in selling equipment and/or comprehensive services to energy users.   These relationships strengthen our ability to bring our stationary fuel cell power plants to key target markets and applications and provide valuable input for our cost reduction and product improvement efforts. In certain circumstances, we sell our products directly to end-users.

Our OEM partners have extensive experience in designing, manufacturing, distributing and servicing energy products worldwide.  We believe our strength in the development of fuel cell products coupled with their understanding of sophisticated commercial and industrial customers, products and services will enhance the sales, service and product development of our high temperature stationary fuel cell power plants.

Our energy service company partners have extensive experience in selling comprehensive energy services to commercial and industrial customers that include demand side management, product selection and commodity procurement. They have added our DFC power plants to their offering of power generation products and services as a cost effective energy solution to their customers.

Through our field trial program, we have directly partnered with certain customers who have hosted our product demonstrations. These customer partners have the option to negotiate arrangements for the sale, distribution and service of FuelCell's DFC power plants upon completion of the project.

Original Equipment Manufacturers (OEM) Partners

MTU CFC Solutions GmbH, a subsidiary of DaimlerChrysler.  MTU, headquartered in Munich, Germany, has been an investor in our company and co-developer of our DFC technology since 1989. The sub-MW power plant is a collaborative effort utilizing our DFC technology and the Hot Module® BOP design of MTU.  In July 2003, RWE Fuel Cells GmbH, a subsidiary of RWE AG, Germany’s largest electric utility, established a joint venture with MTU and RWE Fuel Cells GmbH holds a 25.1 percent stake in MTU CFC Solutions, GmbH.

MTU currently has sub-MW fuel cell power plant installations at eight locations in Europe (in Germany unless otherwise noted), including an energy park at RWE; a telecommunications center for Deutsche Telecom; a tire manufacturing facility for Michelin; at a Berlin-based utility, Vattenburg/BeWag (first European dual-fueled carbonate fuel cell power plant); at Bad Berka Hospital; at Magdeburg Clinic; at Gruendstat Clinic; and at IZAR, a shipbuilder, in Spain. MTU has announced that it will install two additional units in 2005, including the first European digester gas carbonate power plant in Ahlen, Germany.

We have two agreements with MTU, a Cell License Agreement and a Balance of Plant License Agreement.  Under our current Cell License Agreement, which has been extended through December 2009, we license our DFC technology to MTU for use exclusively in Europe and the Middle East and non-exclusively in Africa and South America.  We also sell our DFC components and stacks to MTU under this agreement.  Under the Cell License Agreement, MTU also granted us an exclusive, royalty-free license to use any of their improvements to our Direct FuelCell that MTU developed as of December 1999 under a previous license agreement.  In addition, MTU has agreed to negotiate a license grant of any separate carbonate fuel cell know-how it develops once it is ready for commercialization.  Under our Balance of Plant Cross Licensing and Cross-Selling Agreement, we may sell to MTU our MW-class modules and MTU may sell their sub-MW class modules to us.  The Balance of Plant License continues through July 2008 and may be extended for up to three additional 5-year terms, at the option of either MTU or us.  As an OEM developer of stationary fuel cell power plants, MTU assembles and stacks the DFC components that we sell to them and then adds their mechanical and electrical balance of plants for ultimate sale to their customers.  MTU owns approximately 2.7 million shares of our common stock and is represented on our Board of Directors.

Marubeni Corporation.  Marubeni delivered DFC 300A units in Japan to the Kirin Brewery near Tokyo; the City of Fukuoka municipal wastewater treatment facility; Japex’s Katakai natural gas gathering station located in the Niigata Prefecture; and two units to Epson’s Quartz Device Division in the City of Ina, Nagano Perfecture, Japan.

Under our agreement with Marubeni extended in 2004, Marubeni ordered an additional 4 MW of our DFC power plants, and to date has a commitment for 8.25 MW of our DFC power plants.  Marubeni invested $10 million in FuelCell Energy in 2001 through the purchase of approximately 268,000 shares.  In addition, we have granted Marubeni warrants to purchase an additional 1.0 million shares of our common stock that vest based on order commitments for our DFC products.  The exercise prices of the warrants range from $13.78 to $18.73 per share and the warrants will expire between April 2005 and April 2007, if not exercised sooner. Warrants to purchase 200,000 shares have vested to date.

Late in fiscal 2004, FuelCell Energy and Marubeni entered into strategic alliances with leading industrial companies to be sub-distributors and packagers of DFC products and to participate in our cost-out program.

•	Kawasaki Heavy Industries. In October 2004, Marubeni, FuelCell Energy and Kawasaki Heavy Industries (KHI) entered into an agreement for KHI to become Marubeni’s packaging partner for Japan to design and manufacture balance of plant components, and to be a sub-distributor to Marubeni in Japan. KHI is a leader in the field of stationary power generation, and is a leading international supplier of ultra-clean gas turbines. KHI has stated it believes the greatest opportunity for DFC power plants is in high efficiency, cogeneration applications for large commercial and light industrial sectors, particularly due to reduced greenhouse gas emissions. As part of the agreement, Kawasaki purchased a DFC300A power plant from Marubeni, to be installed at the Kawasaki Akashi Works near Osaka, Japan.

•	POSCO. In November 2004, Marubeni, FuelCell Energy and POSCO entered into an agreement for POSCO to become Marubeni’s packaging partner for Korea to design and manufacture balance of plant components, and to be a sub-distributor to Marubeni in Korea. POSCO is a world leader in the materials industry, and is a top producer of steel for the global market. POSCO has extensive experience in power plant project development, building over 2,400 MW of power plants, equivalent to 3.7 percent of Korea’s national capacity, for its various facilities. As part of the agreement, POSCO purchased three DFC300A power plants through Marubeni, with the first unit to be sited at the Pohang University of Science and Technology in Pohang City, Korea.

•	Subsequent to the end of our fiscal year, Marubeni announced the siting of a DFC300A power plant for Bioenergy Co. of Japan for a food recycling facility at the Tokyo ‘Super Eco Town’ Project.

Caterpillar, Inc.  Caterpillar operated a DFC 300A power plant at its Technology Center near its corporate headquarters in Peoria, Illinois and is expected to do so again in 2005. In addition, we have shipped DFC 300A power plants for two Caterpillar customers: American Municipal Power-Ohio for a grid-support application at a substation in the City of Westerville, Ohio, and a municipal wastewater treatment application for the Sanitation Districts of Los Angeles County.  Caterpillar is currently offering our DFC products to its customers and has stated it intends to offer its own branded fuel cell power plant that will incorporate our DFC technology.

Under our ten-year agreement with Caterpillar, customers are able to purchase our DFC power plants from Caterpillar dealers in selected regions in North America.  The agreement calls for us to jointly develop Caterpillar-branded power plants in the 250 kW to 3 MW size range, incorporating our fuel cell modules.  In December 2003, Caterpillar announced plans to market a hybrid fuel cell/natural gas generator product which would combine our MW-class DFC power plant with Caterpillar’s gas engine-driven generator to provide clean, efficient and economical base load and peaking power requirements for commercial and industrial customers.

Energy Service Company Partners

We have five Energy Service Company (ESCO) distribution partners for our DFC products.

PPL Energy Plus. PPL, a subsidiary of PPL Corporation, ordered 1.75 MW of DFC power plants and currently has units installed at three Starwood Resorts properties (Sheraton Edison and Sheraton Parsippany in New Jersey and Sheraton New York Towers in Manhattan); one unit at the U.S. Coast Guard station in Bourne, Massachusetts; and one unit at Ocean County College in New Jersey.

Enbridge Inc.  Enbridge, a leader in energy transportation and distribution in North America and internationally, entered into a three-year distribution agreement with us in November 2003 to distribute our current DFC products in Canada.  As part of the agreement, Enbridge received warrants to purchase up to 500,000 shares of our common stock which vest based on order commitments for our fuel cell products. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006, if not exercised sooner. These warrants have not yet vested.

Alliance Power, Inc.  In June 2003, we signed an agreement with Alliance Power, Inc. to integrate our ‘ultra-clean’ DFC power plants into its portfolio of distributed generation solutions. Alliance Power is a developer of distributed generation facilities ranging in size from 1 MW to 49 MW. Alliance has been initially focusing its efforts in California. In fiscal 2004, we announced two multi-unit projects - 500 kW for a municipal wastewater treatment facility for the City of Santa Barbara (2 DCF300A power plants) and 1 MW for an industrial wastewater facility for the Sierra Nevada Brewing Co. in Chico, Calif. (4 DFC300A power plants).

Chevron Energy Solutions.  We entered into an agreement with Chevron Energy Solutions (Chevron), a subsidiary of ChevronTexaco, in December 2001, to jointly market and sell DFC power plants, with initial projects targeted for the northeastern U.S. and California. Chevron partners with institutions and businesses to improve facilities and increase their efficiency, help reduce energy expenses and help ensure reliability, high quality power for critical operations. In October 2004, Chevron announced the sale of a one-MW DFC1500 power plant in California to Alameda County for the Santa Rita Correctional Facility. In December 2004, Chevron announced the sale of a DFC300A power plant for the U.S. Postal Service’s San Francisco Processing and Distribution Center. Both power plants are expected to be installed in 2005.

LOGANEnergy Corp.   We entered into an agreement with LOGANEnergy Corp. (LOGAN) in July 2004 to jointly market and sell DFC power plants with an initial focus on MW-class systems in California. LOGAN has been specializing in planning, designing, developing and implementing fuel cell projects since 1994 and has been involved with over 40 commercial, small-scaled fuel cell projects representing more than 7 MW of capacity at 21 locations in 12 states.

Customer Partners

Through our field trial program, we have partnered directly with certain customers who have hosted our product demonstrations. These customer partners have the option to negotiate arrangements for the sale, distribution and service of our DFC power plants upon completion of the project.

Our longest standing customer partner relationship is with the Los Angeles Department of Water and Power (LADWP), the largest municipal utility in the U.S. with 640,000 water customers and 1.4 million electric customers.  LADWP participated with us on our 2 MW Santa Clara Demonstration Project in 1996-1997 and currently has three DFC 300A power plant installations (grid-connected units at its Main Street facility and headquarters building, and a wastewater treatment plant installation at Terminal Island).

Other customer partners include the Alabama Municipal Electric Authority, which participated in the operation of a sub-MW DFC power plant at a Mercedes-Benz manufacturing facility in Tuscaloosa, Alabama and completed in December 2003.

MEETING CUSTOMER EXPECTATIONS

A focused commercial ‘cost-out’ program cannot begin until there are a number of units in the field operating at customer sites. We delivered our first DFC300A power plant to the Kirin Brewery in January 2003 and since then have delivered 34 units, including our first one-MW DFC1500 and our first two-MW DFC3000, to customer sites throughout the world. These units constitute our ‘field follow’ program.

We went into our ‘field follow’ program anticipating there would be operational issues that would cause service interruptions, such as fuel and water variability, as well as site-specific issues such as temperature and altitude. This is not uncommon with the introduction of a new technology.

Approximately one-third of all service interruptions affecting our DFC power plant are the result of grid disturbances. Software controls were developed to allow our units to maintain operating temperature (hot standby mode) during these disturbances and return to producing electricity once the grid situation was resolved.

Beyond grid disturbances, some of the other lessons learned include fuel variations at different sites. For example, our DFC power plants might encounter fuel composition instability due to seasonal variations (e.g., peak-shaving gas during winter months). In addition, industrial wastewater treatment facilities, such as beer breweries, are subject to fuel variability depending on the type of beer being processed which can change the hydrocarbon content of the fuel. We resolved this by developing software controls that allow the DFC power plant to react quickly to these changes and installing hardware to facilitate these rapid changes.

Many of our customers require the ability to switch fuel sources. For example, our one-MW DFC1500 power plant at King County, Washington, switches fuel between anaerobic digester gas and natural gas. Software controls were developed to automate this. Similarly, our DFC300A power plant at the Kirin Brewery in Japan switches from anaerobic digester gas to liquefied petroleum gas (during the weekends when beer is not brewed). We developed the appropriate software controls and installed the appropriate hardware to facilitate this.

We have operated our DFC power plants in cold weather environments (to minus 40ºF in Montana) and hot weather environments (120ºF in California). Appropriate weather packages were developed and installed to minimize service interruptions due to these temperature extremes.

Natural gas applications incur differences in the odorants that are employed. To accommodate for this, a new type of carbon mix was developed for the desulfurizer beds.

From these experiences and others, we are learning about the reliability of our DFC power plant components in varying applications and customer environments. All failed components are returned to our service center in Danbury and undergo rigorous analyses. This is done to improve the reliability of the components by allowing us and our component vendors to develop comprehensive technical solutions. We are measuring the Mean Time Between Failure of key components to ensure they are improving. We are also using this data to develop predictive maintenance practices and plans.

A year into our ‘field follow’ program, we wanted to better understand our customer requirements. We sent out a customer satisfaction survey in which we polled 85 percent of the operating units in the U.S. and Japan, soliciting feedback on all aspects of our customer service, i.e., operations, engineering, project management, quality, sales/marketing, and service. Quantitative results produced a satisfactory rating. Additionally, our customers requested a multi-level training program, a 24/7 customer service call center and a web-based portal that allows them to obtain real-time power plant data. All of these were successfully implemented in 2004. Customer feedback also indicated that power plant size is not as important to them as the ability to service and maintain the units. This has been incorporated into future designs and modifications.

We regularly monitor the availability of our DFC power plants and the average availability of our DFC power plants to date is approximately 87 percent as of January 10, 2005. The industry standard in the power industry for availability is 95 percent, and we believe we will improve our availability to achieve or exceed that benchmark.

COST REDUCTION

Reducing product cost is essential for us to penetrate the market for our high temperature fuel cell products.  Cost reduction will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and is critical to achieving and sustaining profitability. We recognized this during our initial product development efforts leading up to our 2-MW Santa Clara ‘proof-of-concept’ project in 1996-1997. We continued our cost reduction and performance improvement efforts as we developed commercial designs for our products, incorporating lessons learned from this project, our 250-kW Danbury project in 1999 as well as our U.S. field trials with the Los Angeles Department of Water and Power and the Mercedes-Benz facility in Tuscaloosa, Alabama (project partnership with Southern Company Services, Inc., Mercedes-Benz U.S. International, the Alabama Electric Authority) in 2001-2002. Cost per kW was declining substantially during this period, from over $20,000 per kW to approximately $10,000 per kW at the start of commercial ‘cost-out’ program in mid-2003.

A more focused commercial ‘cost-out’ program, however, could not commence until we had a number of units in the field. Six months into our ‘field-follow’ program we concluded that our DFC power plants were meeting customer expectations and we decided to move forward with our ‘cost-out’ program.

Our value-engineering cost reduction program commenced in mid-2003 and is focused on reducing initial capital costs of the products as well as testing, conditioning, installation, operation and maintenance expenses. We expect further cost reductions from increasing volume production above our current levels. Product cost reduction comes from three areas - our ‘field follow’ program, our ‘cost-out’ program and our ‘performance improvement’ program. Engineers and scientists are dedicated to each area, but it is a collaborative effort that contributes to the overall serviceability, cost-reduction and performance improvement of our DFC products. We have created an interdepartmental team that regularly analyzes, verifies and tests value-engineering initiatives. Presently, approximately 20 percent of our employees are involved in this ‘cost-out’ program, including a staff of 20 engineers dedicated exclusively to this effort, and contributions are solicited and considered from our distribution partners, component suppliers, packaging engineering firms and directly from end-use customers. In addition, we expect to leverage the capabilities and resources of our distribution partners and key suppliers to enhance our cost reduction efforts.  These continuing efforts are expected to reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor and reduce production cycle time.

Selected examples of successful cost reduction initiatives include changing the material of our bipolar plates and reforming unit separators within our fuel cells, switching our piping material, changing our nitrogen purging methodologies in our sub-MW product balance of plant, and substituting a standard shipping container for the custom-made balance of plant enclosure. We are building global sourcing capabilities for the most cost effective component and material supply.

We have achieved significant cost reductions since the program’s inception. Product design changes are introduced in blocks rather than individually to minimize impact to manufacturing and to the customer. For example, in 2004 we reduced the cost of our DFC300A power plant by approximately 25 percent in two block changes. Block One changes were released into production beginning in late calendar year 2004 and block two changes will be implemented in products released for production in the summer of 2005.

Concurrent with our field follow and cost-out programs, we continue to advance the performance of our core stack technology to increase power output and extend stack life.  Increasing power output will reduce the initial capital cost per/kW and increasing stack life will reduce operation and maintenance costs to make our products even more competitive. Subscale testing of our carbonate fuel cells has successfully demonstrated an increase in power output. Efforts are underway to validate these advances in larger stacks before we incorporate these improvements into our commercial DFC products.

Recently, we have demonstrated trouble-free operation of our DFC power plants on U.S. commercial grade propane, a commonly available storable fuel that potential customers are telling us is required for certain critical power applications. We plan to operate a DFC300A unit on propane in 2005 to show readiness for critical power/Homeland Security applications. Field operating experience has shown that plant trips from grid-related disturbances are a significant factor contributing to plant outages. To alleviate the impact of this, we have demonstrated going from a trip disturbance to hot standby followed with full power recovery in less than ten minutes in a full-scale engineering unit subsequent to a grid disturbance-related outage. This feature will be incorporated into the product in 2005.

We have established value-engineering cost targets of 20 to 25 percent for each year through 2006. The cost of our standard sub-MW product design at the end of 2004 was reduced from over $8,000 per kW to approximately $6,000 per kW, which is a 25 percent reduction in cost. Our MW-class products have an inherent 20 to 25 percent cost advantage over the sub-MW product due to economies of scale of the balance-of-plant and other components. We believe that increasing our annual production volume to our production capacity of 50 MW can yield up to 30 percent of additional cost reduction. Realization of these cost reductions in our financial statements is dependent upon inventory levels, procurement and production decisions and order flow. We believe that we can reach market clearing prices in the higher energy cost regions of the world.

Manufacturing, Service, Testing and Conditioning

We have established a 65,000 square foot manufacturing facility in Torrington, Connecticut where since 2001 we have produced our repeating fuel cell components: the anode and cathode electrodes and the electrolyte matrix. After the components have been produced, they are combined in sub-assembly operations to create the final fuel cell package and delivered to final assembly for stacking into our 250 kW (nominal rating) building block stacks, which comprise our fuel cell modules. These modules are then delivered to our test and conditioning facilities in Danbury, Connecticut, and combined with the balance of plant to complete our DFC300A power plants. The completed DFC300A power plant is tested and conditioned in Danbury before being shipped to the customer site. Our MW-modules for the DFC1500 and DFC3000 are tested in Danbury and then shipped to the customer site for final testing with an assembled balance of plant.

Our manufacturing, testing and conditioning facilities have equipment in place for a production capacity of 50 MW per year. We believe manufacturing capacity can be increased to 125 - 150 MW within our existing Torrington facility through the addition of parallel production lines and additional machinery. We also have additional land access surrounding our Torrington facility, on which we could expand to 400 MW of annual production of our repeating fuel cell components. Expansion of our manufacturing facilities beyond 50 MW would also require new facilities for the fuel cell stack and module assembly, test and conditioning which could be deployed regionally. These regional assembly, test and conditioning facilities are expected to provide additional cost savings as they will reduce shipping costs, enhance delivery times and improve customer service.

Our service organization offers comprehensive service and maintenance programs including total fleet management, refurbishment and recycling services, and complete product support including spare parts inventory.  We are offering service agreements at various levels for one to five years, with flexible renewal options. Our service business is located at our Danbury facility.

Government Regulation

We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Emissions of SOX and NOX from our fuel cell power plants will be much lower than conventional combustion-based generating stations, and are well within existing and proposed regulatory limits. The primary emissions from our DFC power plants, assuming no cogeneration application, is humid flue gas that is discharged at a temperature of approximately 700-800° F, water that will be discharged at a temperature of approximately 10-20° F above ambient air temperatures and carbon dioxide at levels below many competing technologies because of our high efficiency. In light of the high temperature of the gas emissions, we will likely be required by regulatory authorities to site or configure our power plants in a way that will allow the gas to be vented at acceptable and safe distances. We believe that this regulation of the gas emissions will be similar to the regulation of other power plants with similar heat and discharge temperatures. The discharge of water from our power plants will likely require permits whose terms will depend on whether the water is permitted to be discharged into a storm drain or into the local wastewater system. Lastly, as with any use of hydrocarbon fuel, the discharge of particulates will have to meet emissions standards. While our products have very low carbon monoxide emissions, there could be additional permitting requirements in smog non-attainment areas with respect to carbon monoxide if a number of our units are aggregated together.

Proprietary Rights and Licensed Technology

To compete in the marketplace, align effectively with business partners and protect our proprietary rights, we rely primarily on a combination of trade secrets, patents, confidentiality procedures and agreements and patent assignment agreements. In this regard, we have 40 current U.S. patents (including four allowed awaiting issuance by the Patent and Trademark Office) and 89 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). All of the 40 U.S. patents relate to our Direct FuelCell technology. We also have submitted 27 U.S. and 85 international patent applications.

The patents we have obtained will expire between 2005 and 2023, and the average remaining life of our patents is approximately 10.6 years. In 2004, two new U.S patents were issued, four more were allowed and four U.S. patents expired. The expiration of these patents has no material impact on our current or anticipated operations. We also have 19 invention disclosures in process with our patent counsel that may result in additional patent applications.

Many of our U.S. patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Three of our patents, which resulted from government-funded research before January 1988 (when we qualified as a “small business”), are owned by the U.S. government and have been licensed to us.

U.S. patents that we own that resulted from government-funded research are subject to the government exercising “march-in” rights. We believe, however, that the likelihood of the U.S. government exercising these rights is remote and would only occur if we ceased our commercialization efforts and there was a compelling national need to use the patents.

We have also entered into certain license agreements through which we have obtained the rights to use technology developed under joint projects.  Through these agreements we must make certain royalty payments on the sales of products that contain the licensed technology, subject to certain milestones and limitations.

Competition

We compete on the basis of our products’ reliability, fuel efficiency, environmental considerations and cost.  We believe that our DFC carbonate fuel cell offers competitive advantages over most other fuel cell designs for stationary base load power generation. These benefits include high fuel efficiency, significantly lower emissions, scalability, the proven ability to utilize multiple fuels and potentially lower operating, maintenance and generation costs.  We believe that we are the most advanced high temperature stationary fuel cell company.

Several companies in the U.S. are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells in the sub-MW and MW classes. Emerging fuel cell technologies (and companies developing them) include PEM fuel cells (Ballard Power Systems, Inc.; UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells) and solid oxide fuel cells (Siemens Westinghouse Electric Company, Sulzer Hexis, McDermott, GE/Honeywell, Delphi and Accumentrics).  Each of these competitors has the potential to capture market share in our target markets.

There are other potential carbonate fuel cell competitors internationally.  In Asia, Ishikawajima Harima Heavy Industries is active in developing carbonate fuel cells.  In Europe, a company in Italy, Ansaldo Fuel Cells, is actively engaged in carbonate fuel cell development and is a potential competitor. Our licensees in Germany, MTU, and its partners have been the most active in Europe.

Other than fuel cell developers, we must also compete with such companies as Caterpillar, Cummins Inc., and Detroit Diesel Corporation (a subsidiary of DaimlerChrysler AG), which manufacture more mature combustion-based equipment, including various engines and turbines, and have more established manufacturing, distribution, operating and cost features.  Significant competition may also come from gas turbine companies like General Electric, Ingersoll-Rand Company Limited, Solar Turbines Incorporated and Kawasaki, which have recently made progress in improving fuel efficiency and reducing pollution in large-size combined cycle natural gas fueled generators. These companies have also made efforts to extend these advantages to smaller sizes.  We believe, however, that these smaller gas turbines will not be able to match our fuel efficiency or favorable environmental characteristics.

Research and Development

The goal of our research and development efforts is to improve our core DFC products and expand our technology portfolio in complementary high temperature fuel cell systems, such as SOFC.  In addition, we are also conducting limited development work on advanced applications for other fuel cell technologies, such as PEM. A significant portion of our research and development has been funded by government contracts and is classified as cost of research and development contracts in our consolidated financial statements. For the fiscal years ended 2004, 2003 and 2002, total research and development expenses, including amounts received from the DOE, other government departments and agencies and our customers, and amounts that have been self-funded, were $44.9 million, $44.3 million and $52.5 million, respectively.

Government Research and Development Contracts

Since 1975, we have worked on the development of our DFC technology with various U.S. government departments and agencies, including the DOE, the Navy, the Coast Guard, the Department of Defense, the Environmental Protection Agency, the Defense Advance Research Projects Agency and the National Aeronautics and Space Administration.  Government funding, principally from the DOE, provided approximately 60 percent, 52 percent, and 81 percent of our revenue for the fiscal years ended 2004, 2003 and 2002, respectively.  From the inception of our carbonate fuel cell development program in the mid-1970s to date, approximately $450 million has been invested to support the development of our DFC technology. This includes approximately $280 million from government agencies, with the balance provided by private entities such as FuelCell Energy, utility organizations and licensees.

DFC Programs

Product Design Improvement (PDI) In 1994 we entered into a cooperative agreement with the DOE to focus on our DFC technology and system optimization for cost reduction, product design development and fuel cell system field trials.  Since 1994, the aggregate dollar amount expended under the DOE contract is approximately $213 million, with the DOE providing approximately $135 million in funding. Work under this agreement was completed in 2004.

King County, Washington In 2001, we signed an agreement with King County, Washington to deliver a 1 MW DFC 1500 power plant to operate on anaerobic digester gas from its municipal wastewater treatment facility.  This MW-class field trial demonstration, with a total project value of approximately $18.8 million, is cost-shared by King County through a cooperative grant from the U.S. Environmental Protection Agency and us.  We began operating the unit on natural gas in July 2004 and then switched to anaerobic digester gas in August 2004. This demonstration project is expected to run through 2006.

Clean Coal Project In July 2002, we received approval from the DOE to accelerate the demonstration of our 2 MW DFC 3000 power plant operating on synthesis gas derived from coal.  The total value of the project is $34.6 million, with 50 percent of the cost shared by the DOE.  We installed the DFC3000 power plant at a coal gasification site in Indiana in July 2004 and expect to begin operating the unit when the gasification facility is operational. Coal is the dominant fuel for electric power generation in the U.S., with a little more than 50 percent of the power coming from coal-fired plants in 2002.

Ohio Coal Mine Methane Project In 2000, we were selected by the DOE’s National Energy Technology Laboratory to demonstrate the ability of DFC power plants to generate electricity using coalmine methane emissions that otherwise escape into the atmosphere.  We delivered a sub-MW DFC power plant to an AEP Ohio Coal LLC Rose Valley Site in Hopedale, Ohio in August 2003 and completed the successful operation phase of this project in December 2003.

Future Products

Direct FuelCell/Turbine In October 2002, we received a modification to our existing Vision 21 program agreement with the DOE to demonstrate two additional sub-MW power plants based on our DFC/T technology.  This modification provides an additional $16 million to the budget, cost-shared by the DOE and us.  We will test the first DFC/T at our facility in Danbury, Connecticut and demonstrate the second DFC/T plant in Montana.  In fiscal year 2004, we successfully completed our proof-of-concept test of a 250 kW power plant integrated with a 60 kW micro turbine, and completed the design of our first packaged sub-MW alpha unit. This power plant will be assembled for factory testing in Danbury in the third calendar quarter of 2005.  In this patented technology, heat generated by the fuel cell is used to drive an unfired modified micro turbine to generate additional electricity.  The ultimate objective of this program is the design of a 10 to 40 MW DFC/T power plant that is expected to approach the 75 percent efficiency goal specified by the DOE’s Vision 21 program.  The DOE’s Office of Fossil Energy established its Vision 21 Program in 1999 with the objective of developing a “21st Century Energy Plant” that can generate electricity, heat/steam, clean fuels, chemicals and hydrogen from a variety of feedstocks such as fossil fuels and biomass with high efficiency and low environmental impact.

DFC Marine/Diesel We are currently working on marine applications of our DFC products under programs with the U.S. Navy.  These ship service fuel cell (SSFC) power plants are required to operate on liquid fuels such as diesel.  We have a contract with the Office of Naval Research to deliver a 500 kW SSFC power plant for land-based demonstration at the Naval Sea Systems Command in Philadelphia.  We have assembled the balance of plant process equipment for the DFC power plant and initiated testing in Danbury. Upon successful completion of this phase of the project, the balance of plant will be integrated with two 250-kW fuel cell stacks. The complete power plant is expected to be tested in Danbury during the summer of 2005. This $21.6 million cost-shared project started in 2000 and is a continuation of an earlier $4.6 million contract that completed the conceptual design and testing of the critical components for the marine fuel cell module.

Additionally, we are performing a number of smaller contracts related to the development of SSFC products.  In October 2003, we received a $954,000 subcontract award for a supplemental program.  Specific tasks for this program include the design engineering for installing diesel-fueled DFC power plants at naval facilities and on ships, operational testing of a DFC 300A power plant in Danbury from a control center in Maine, and development of a marine fuel cell simulator for use as an operator training aid.    We expect that successful demonstration of this project can lead to additional diesel fuel cell power plant applications for commercial ships and island power generation.

SECA Program In September 2004, we entered into a contract with the DOE to lead a project team for its SECA program.  The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells, a part of the DOE’s commitment to developing clean, efficient, reliable and affordable power generation. We plan to do this by reducing the operating temperature of the SOFC system to introduce cheaper materials in its construction and extend the operating life of the SOFC systems. The FuelCell team members currently include Versa, Materials and Systems Research, Inc. (MSRI), University of Utah (UU), Gas Technology Institute (GTI), Electric Power Research Institute (EPRI), Dana Corporation (Dana) and Pacific Northwest National Laboratory (PNNL). Additional SECA industrial team leaders include Acumentrics, Cummins Power Generation, Delphi Automotive Systems, General Electric Power Systems, and Siemens Westinghouse Power Corporation.

The 10-year, $139 million program has three phases. The first phase will develop stationary modules in the 3 to 10 kilowatt size range and scalable systems for applications up to 100 kW operating on natural gas with target efficiencies of 45 percent. Phase one is a three-year, $24 million program to be cost-shared by the DOE ($15 million) and the FuelCell team ($9 million). This contract for this first phase was finalized in September 2004.

Phases two and three will focus on enhancing system efficiencies to 50 percent and 55 percent, respectively, as well as operating on additional fuels such as propane and diesel. The development of hybrid power plants combining fuel cells with turbines and stirling engines will also be evaluated in the latter phases.  These latter two phases are also to be cost shared by the DOE ($52 million) and the project’s participants ($63 million).  Advancement to these stages is dependent upon successes achieved in Phase one, selection by the DOE as a continuing project participant and subsequent congressional appropriations.

On November 1, 2004, we consolidated our Canadian SOFC operations into Versa in exchange for stock in Versa, increasing our ownership interest from 16 percent to 42 percent. We believe consolidating SOFC development into a single entity provides a greater opportunity to commercialize SOFC products under the DOE’s SECA program.

Versa, founded in 1991, is a joint venture of GTI, EPRI, UU, MSRI and FuelCell Energy. Versa’s proprietary intellectual property (19 patents and pending patent applications), mutually developed and owned by the joint venture partners, includes a patented planar SOFC system and process that uses a unique cell configuration and components designed to enable operation at much lower temperature with increased power density.

Our former Canadian SOFC operations, part of Global Thermoelectric Inc. acquired in November 2003, initiated its SOFC research and development program in 1997. This Canadian SOFC operation has developed a key proprietary fuel cell design and pilot manufacturing processes and methods. This cell design, combined with advanced stack technology, is now being tested in complete systems, with a focus on the development of stationary natural gas-fueled prototypes.

We continue as a prime contractor under SECA and we are collaborating with Versa and other partners on SOFC systems development. Versa established its headquarters in Colorado and continues technology development in Calgary, Alberta, Canada. A 2-kW SOFC system is currently being tested as part of expected delivery of a 3-kilowatt system for the DOE in 2006.

Target markets for these SOFC products include remote sites, telecommunications facilities, commercial and residential buildings, back-up, mobile standby and auxiliary power units. If successfully commercialized, these SOFC products, ranging in size from 3-kW to 100-kW, will be complementary to our larger-scaled DFC power plants, ranging in size from 250-kW to 2-MW, that we are delivering to commercial, industrial and government customers today.

BACKLOG

Our backlog as of October 31, 2004 was approximately $47 million compared with backlog of approximately $46 million as of October 31, 2003. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold. For U.S. government contracts, we include the total contract value including any unfunded portion of the total contract value in backlog. U.S. government contract backlog was approximately $16 million and $31 million as of October 31, 2004 and 2003, respectively. The unfunded portion of our U.S. government contracts amounted to approximately $4 million and $17 million respectively as of October 31, 2004 and 2003, respectively. Due to the long-term nature of our government contracts, fluctuations from year to year are not an indication of any future trend. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known. Product order backlog was approximately $26 million and $15 million as of October 31, 2004 and 2003, respectively. Product orders represent approximately 62 percent of our total funded backlog.

EMPLOYEES

As of October 31, 2004 we had 346 full-time employees, of whom 104 were located at the Torrington, Connecticut manufacturing plant, and 242 were located at the Danbury, Connecticut facility or various field offices. All employees in our SOFC business were transferred to Versa Power Systems, Inc. effective November 1, 2004 and are not included in these numbers.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06813.

Item 2. PROPERTIES

Our headquarters are located in Danbury, Connecticut. The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Dates

Danbury, Connecticut	Corporation Headquarters, Research and Development, Sales, Marketing, Purchasing and Administration	72,000	Company owned

Torrington, Connecticut	Manufacturing	65,000	December 2010 (1)

Danbury, Connecticut	Manufacturing and Operations	38,000	October 2009

Pasadena, California	Sales & Marketing	200	June 2005

Calgary, Alberta, Canada	Research and Development	103,000	January 2006(2)

__________
(1)	We have an option to extend the lease for an additional five years.

(2)	Facilities acquired with the acquisition of Global Thermoelectric, Inc. on November 3, 2003 for which we have remaining lease obligations. We are currently sub-leasing part of this facility to Versa Power Systems, Inc.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that, either individually or taken as a whole, we believe could materially harm our business, prospects, results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

FUELCELL COMMON STOCK

Our common stock has been publicly traded since June 25, 1992. From September 21, 1994 through February 25, 1997, it was quoted on the NASDAQ National Market, and from February 26, 1997 through June 6, 2000 it was traded on the American Stock Exchange.

Our common stock has traded under the symbol “FCEL” on the Nasdaq Stock Market since June 7, 2000. The following table sets forth the high and low closing sale prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Stock Market during the indicated quarters.

	Common Stock Price
	High	Low
Year Ended October 31, 2002
First Quarter	$21.85	$13.55
Second Quarter	$18.46	$15.15
Third Quarter	$16.73	$6.62
Fourth Quarter	$8.01	$4.58
Year Ended October 31, 2003
First Quarter	$9.05	$5.39
Second Quarter	$6.22	$5.03
Third Quarter	$9.90	$6.28
Fourth Quarter	$15.37	$6.81
Year Ended October 31, 2004
First Quarter	$17.25	$11.44
Second Quarter	$19.44	$11.86
Third Quarter	$17.23	$8.36
Fourth Quarter	$13.14	$7.42

On January 11, 2005, the last reported sale price of our common stock on the Nasdaq Stock Market was $8.69 per share. As of January 3, 2005, there were 814 holders of record of our common stock.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on common stock in the foreseeable future.   In addition, the terms of our Series B preferred shares prohibit the payment of dividends on our common stock unless all dividends on the Series B preferred stock have been paid in full.

SERIES 1 PREFERRED SHARES AND EXCHANGEABLE SHARES

On August 4, 2003, we entered into a combination agreement with Global to combine Global with us in a share-for-share exchange pursuant to a Plan of Arrangement subject to approval by the Court of Queen’s Bench of Alberta, Canada. On October 31, 2003, our shareholders and the shareholders of Global approved the combination. On October 31, 2003, the Court of Queen’s Bench of Alberta issued an order approving the combination. On November 3, 2003, the combination transaction was consummated. In the aggregate, we issued approximately 8.2 million shares of our common stock and exchangeable shares in the acquisition. Following our acquisition of Global, Global’s Series 2 preferred shares remained outstanding in Global. At the time of the sale of our TEG business, the holder of the Series 2 preferred shares exchanged them for Series 1 Class A cumulative redeemable exchangeable preferred shares (which were referred to as the Series 1 preferred shares) issued by FuelCell Energy, Ltd., one of our indirect, wholly-owned subsidiaries. We have guaranteed the obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

Series 1 Preferred Shares

The Series 1 preferred shares may be converted into shares of our common stock at the following “conversion prices”:

•	Cdn.$110.97 per share of our common stock until July 31, 2005;

•	Cdn.$120.22 per share of our common stock after July 31, 2005 until July 31, 2010;

•	Cdn.$129.46 per share of our common stock after July 31, 2010 until July 31, 2015;

•	Cdn.$138.71 per share of our common stock after July 31, 2015 until July 31, 2020; and

•	at any time after July 31, 2020, the price equal to 95% of the then current market price (converted to Cdn.$ at the time of such calculation) of shares of our common stock at the time of conversion.

The foregoing “conversion prices” are subject to adjustment for certain subsequent events. As illustrated below, the number of shares of our common stock issuable upon conversion of the Series 1 preferred shares after July 31, 2020 may be significantly greater than the number of shares issuable prior to that time.

The following examples illustrate the number of shares of our common stock that we will be required to issue to the holder(s) of the Series 1 preferred shares if and when the holder(s) exercise their conversion rights pursuant to the terms of the Series 1 preferred shares. The following examples are based upon Cdn.$25,000,000 of Series 1 preferred shares outstanding (which is the amount currently outstanding) and assume that all accrued dividends on the Series 1 preferred shares have been paid through the time of the conversion and, in the case of conversions occurring after July 31, 2020, that the exchange rate for Canadian dollars is Cdn.$1.3104 to U.S.$1.00 at the time of the conversion:

•	if the Series 1 preferred shares convert prior to July 31, 2005, we would be required to issue approximately 225,286 shares of our common stock;

•	if the Series 1 preferred shares convert after July 31, 2005, but prior to July 31, 2010, we would be required to issue approximately 207,952 shares of our common stock;

•	if the Series 1 preferred shares convert after July 31, 2010, but prior to July 31, 2015, we would be required to issue approximately 193,110 shares of our common stock;

•	if the Series 1 preferred shares convert after July 31, 2015, but prior to July 31, 2020, we would be required to issue approximately 180,232 shares of our common stock; and

•	if the Series 1 preferred shares convert any time after July 31, 2020, assuming our common stock price is U.S.$14.62 at the time of conversion, we would be required to issue approximately 1,373,615 shares of our common stock.

Subject to the Business Corporations Act (Alberta), the holder of the Series 1 preferred shares is not entitled to receive notice of or to attend or vote at any meeting of the FuelCell Energy, Ltd. common shareholders. At present, we own all of the FuelCell Energy, Ltd. common stock.

Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, the sole current holder of the Series 1 preferred shares, as long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. Cumulative unpaid dividends of $2.8 million on the Series 1 preferred shares were outstanding as of October 31, 2004. We have guaranteed the dividend obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

Subject to the Business Corporations Act (Alberta), we may redeem the Series 1 preferred shares, in whole or part, at any time, if on the day that the notice of redemption is first given, the volume-weighted average price at which our common stock is traded on the applicable stock exchange during the 20 consecutive trading days ending on a date not earlier than the fifth preceding day on which the notice of redemption is given was not less than a 20% premium to the current conversion price on payment of Cdn.$25.00 per Series 1 Preferred Share to be redeemed, together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption. On or after July 31, 2010, the Series 1 preferred shares are redeemable by us at any time on payment of Cdn.$25.00 per Series 1 Preferred Share to be redeemed together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption. There are currently 1,000,000 Series 1 preferred shares outstanding.

In the event of the liquidation, dissolution or winding up of FuelCell Energy, Ltd., whether voluntary or involuntary, or any other distribution of its assets among its shareholders for the purpose of winding up its affairs, the holder of the Series 1 preferred shares will be entitled to receive the amount paid on such Series 1 preferred shares (currently Cdn.$25,000,000) together with an amount equal to all accrued and unpaid dividends thereon, before any amount will be paid or any of FuelCell Energy, Ltd.’s property or assets will be distributed to the holders of FuelCell Energy, Ltd.’s common stock. After payment to the holder of the Series 1 preferred shares of the amounts so payable to them, the holder of the Series 1 preferred shares will not be entitled to share in any other distribution of FuelCell Energy, Ltd.’s property or assets. We have guaranteed the liquidation obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

Exchangeable Shares

On October 29, 2004, we redeemed all of the then issued and outstanding exchangeable shares issued by FuelCell Energy, Ltd. The exchangeable shares were redeemed in exchange for shares of our common stock on a one-for-one basis. The redemption had no impact on the total number of shares of our common stock deemed outstanding.

The exchangeable shares were structured to be the economic equivalent of our common stock, and were issued by FuelCell Energy, Ltd. (formerly FCE Canada Inc.). We indirectly own all of the outstanding voting shares of FuelCell Energy, Ltd. The exchangeable shares were issued in the combination to generally enable Canadian Global common shareholders to defer recognition of gain or loss on their Global common shares for Canadian federal income tax purposes for as long as they held exchangeable shares.

SERIES B PREFERRED SHARES

On November 11, 2004, we entered into a purchase agreement with Citigroup Global Markets Inc., RBC Capital Markets Corporation, Adams Harkness, Inc., and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004, we closed on the sale of 100,000 shares of Series B preferred stock to the Initial Purchasers. Net proceeds to the Company were approximately $93.5 million.

Under the terms of the purchase agreement, the Initial Purchasers have an option through January 25, 2005 to purchase the remaining 35,000 shares and are entitled to indemnification from us in certain circumstances.

The following is a summary of certain provisions of our Series B preferred stock. The shares of our Series B preferred stock and the shares of our common stock issuable upon conversion of the shares of our Series B preferred stock are covered by a registration rights agreement.

Ranking

Shares of our Series B preferred stock rank with respect to dividend rights and rights upon our liquidation, winding up or dissolution:

•	senior to shares of our common stock;

•	junior to our debt obligations; and

•	effectively junior to our subsidiaries' (i) existing and future liabilities and (ii) capital stock held by others.

Dividends

The Series B preferred stock pays cumulative annual dividends of $50 per share which are payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing February 15, 2005, when, as and if declared by the board of directors. Dividends will be paid on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the shares of our Series B preferred stock will accumulate and be cumulative from the date of original issuance. Accumulated dividends on the shares of our Series B preferred stock will not bear any interest.

The dividend rate on the Series B preferred stock is subject to upward adjustment as set forth in the certificate of designation of the Series B preferred stock if we fail to pay, or to set apart funds to pay, dividends on the shares of our Series B preferred stock for any quarterly dividend period. The dividend rate on the Series B preferred stock is also subject to upward adjustment as set forth in the registration rights agreement entered into with the Initial Purchasers if we fail to satisfy our registration obligations with respect to the Series B preferred shares (or the underlying common shares) set forth in the registration rights agreement.

No dividends or other distributions may be paid or set apart for payment upon our common shares (other than a dividend payable solely in shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds or shares of common stock therefor have been set apart on our Series B preferred stock.

We may, at our option, pay dividends on the Series B preferred stock:

•	in cash; or

•	in shares of our common stock delivered to the transfer agent to be sold on the holders' behalf resulting in net cash proceeds to be distributed to the holders in an amount equal to the cash dividend otherwise payable.

To pay dividends by delivering shares to the transfer agent, we must provide the transfer agent with a registration statement permitting the immediate sale of the shares of common stock in the public market. A holder may elect to receive the shares of common stock in lieu of the proceeds of a sale by the transfer agent.

Liquidation

The Series B preferred stock has a liquidation preference of $1,000 per share. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company resulting in a distribution of assets to the holders of any class or series of our capital stock, each holder of shares of our Series B preferred stock will be entitled to payment out of our assets available for distribution of an amount equal to the liquidation preference per share of Series B preferred stock held by that holder, plus all accumulated and unpaid dividends on those shares to the date of that liquidation, dissolution, or winding up, before any distribution is made on any junior shares, including shares of our common stock, but after any distributions on any of our indebtedness or senior shares (if any). After payment in full of the liquidation preference and all accumulated and unpaid dividends to which holders of shares of our Series B preferred stock are entitled, holders of shares of our Series B preferred stock will not be entitled to any further participation in any distribution of our assets.

Conversion

A share of our Series B preferred stock may be converted at any time, at the option of the holder, into 85.1064 shares of our common stock (which is equivalent to an initial conversion price of $11.75 per share) plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as described below, but will not be adjusted for accumulated and unpaid dividends. Upon conversion, holders of Series B preferred stock will not receive a cash payment for any accumulated dividends. Instead accumulated dividends, if any, will be cancelled.

On or after November 20, 2009 we may, at our option, cause shares of our Series B preferred stock to be automatically converted into that number of shares of our common stock that are issuable at the then prevailing conversion rate. We may exercise our conversion right only if the closing price of our common stock exceeds 150% of the then prevailing conversion price for 20 trading days during any consecutive 30 trading day period, as described in the certificate of designation for the Series B preferred stock.

If there is a fundamental change in the ownership or control of FuelCell (as described in the certificate of designation), holders of our Series B preferred stock may require us to purchase all or part of their shares at a redemption price equal to 100% of the liquidation preference of the shares of our Series B preferred stock to be repurchased, plus accrued and unpaid dividends, if any, in the manner set forth in the certificate of designation.

If holders of shares of our Series B preferred stock elect to convert their shares in connection with certain fundamental changes (as described in the certificate of designation), we will in certain circumstances increase the conversion rate by a number of additional shares of common stock upon conversion or, in lieu thereof, we may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that shares of our Series B preferred stock are converted into shares of the acquiring or surviving company, in each case as described in the certificate of designation.

The conversion price of the Series B preferred stock is subject to adjustment in certain circumstances as set forth in the certificate of designation to prevent dilution of the interests of the holders of the Series B preferred shares, including on account of the following:

•	Issuances of common stock as a dividend or distribution to holders of our common stock;

•	Common stock share splits or share combinations;

•	Issuances to holders of our common stock of any rights, warrants or options to purchase our common stock for a period of less than 60 days; and

•	Distributions of assets, evidences of indebtedness or other property to holders of our common stock.

Voting

Holders of shares of our Series B preferred stock have no voting rights unless (1) dividends on any shares of our Series B preferred stock or any other class or series of stock ranking on a parity with the shares of our Series B preferred stock with respect to the payment of dividends shall be in arrears for dividend periods, whether or not consecutive, containing in the aggregate a number of days equivalent to six calendar quarters or (2) we fail to pay the repurchase price, plus accrued and unpaid dividends, if any, on the fundamental change repurchase date for shares of our Series B preferred stock following a fundamental change (as described in the certificate of designation for the Series B preferred stock). In each such case, the holders of shares of our Series B preferred stock (voting separately as a class with all other series of other preferred stock on parity with our Series B preferred stock upon which like voting rights have been conferred and are exercisable, if any) will be entitled to vote for the election of two directors in addition to those directors on the board of directors at such time at the next annual meeting of shareholders and each subsequent meeting until the repurchase price or all dividends accumulated on the shares of our Series B preferred stock have been fully paid or set aside for payment. The term of office of all directors elected by the holders of shares of our Series B preferred stock will terminate immediately upon the termination of the right of holders of shares of our Series B preferred stock to vote for directors.

So long as any shares of our Series B preferred stock remain outstanding, we will not, without the consent of the holders of at least two-thirds of the shares of our Series B preferred stock outstanding at the time (voting separately as a class with all other series of preferred stock, if any, on parity with our Series B preferred stock upon which like voting rights have been conferred and are exercisable) issue or increase the authorized amount of any class or series of shares ranking senior to the outstanding shares of our Series B preferred stock as to dividends or upon liquidation. In addition, we will not, subject to certain conditions, amend, alter or repeal provisions of our certificate of incorporation, including the certificate of designation relating to our Series B preferred stock, whether by merger, consolidation or otherwise, so as to adversely amend, alter or affect any power, preference or special right of the outstanding shares of our Series B preferred stock or the holders thereof without the affirmative vote of not less than two-thirds of the issued and outstanding shares of our Series B preferred stock.

Unregistered Securities

The following unregistered securities were issued during the period of November 1, 2003 through January 11, 2005;

Shares Issued

As discussed further above, we issued 100,000 Series B preferred shares in November 2004, which have not been registered.

Warrants Issued

On November 4, 2003, we signed a distribution agreement with Enbridge Inc to distribute our products in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of FuelCell Energy common stock. The agreement calls for the warrants to be exercisable on a graduated scale based on order flow generated by Enbridge. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants expire in November 2006. The warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

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

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2004 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this Report (the “Financial Statements”). The data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

(Amounts presented in thousands, except for per share amounts)

Consolidated Statement of Operations Data:

	Year Ended October 31,
	2004	2003	2002	2001	2000
Revenues:
Research and development contracts	$18,750	$17,709	$33,575	$20,882	$17,986
Product sales and revenue	12,636	16,081	7,656	5,297	2,729
Total revenues	31,386	33,790	41,231	26,179	20,715
Costs and expenses:
Cost of research and development contracts	27,290	35,827	45,664	19,033	12,508
Cost of product sales and revenues	39,961	50,391	32,129	16,214	4,968
Administrative and selling expenses	14,901	12,631	10,451	9,100	8,055
Research and development expenses	26,677	8,509	6,806	3,108	1,917
Purchased in-process research and development	12,200	--	--	--	--
Total costs and expenses	121,029	107,358	95,050	47,455	27,448
Loss from operations	(89,643)	(73,568)	(53,819)	(21,276)	(6,733)
License fee income, net	19	270	270	270	266
Interest expense	(137)	(128)	(160)	(116)	(141)
Interest and other income, net	2,472	6,012	4,876	5,684	2,138
Minority interest	--	--	--	--	11
Provision for taxes	--	--	7	--	--
Net loss from continuing operations	(87,289)	(67,414)	(48,840)	(15,438)	(4,459)
Discontinued operations, net of tax	846	--	--	--	--
Net loss	$(86,443)	$(67,414)	$(48,840)	$(15,438)	$(4,459)
Basic and diluted loss per share
Continuing operations	$(1.82)	$(1.71)	$(1.25)	$(0.45)	$(0.16)
Discontinued operations	$0.01	$--	$--	$--	$--
Net loss	$(1.81)	$(1.71)	$(1.25)	$(0.45)	$(0.16)
Basic and diluted weighted average shares outstanding	47,875	39,342	39,135	34,359	28,298

Consolidated Balance Sheet Data:

	As of October 31,
	2004	2003	2002	2001	2000
Cash, cash equivalents and short term investments (U.S. treasury securities)	$152,395	$134,750	$205,996	$274,760	$74,754
Working capital	156,798	143,998	218,423	276,173	71,576
Total current assets	178,866	160,792	234,739	289,225	79,405
Long-term investments (U.S. treasury securities)	--	18,690	14,542	15,773	--
Total assets	236,510	223,363	289,803	334,020	91,028
Total current liabilities	22,070	16,794	16,316	13,052	7,588
Total non-current liabilities	1,476	1,484	1,785	1,252	--
Total shareholders’ equity	212,964	205,085	271,702	319,716	83,251
Book value per share(1)	$4.42	$5.20	$6.93	$8.20	$2.65
____________
(1)	Calculated as total shareholder’s equity divided by common shares issued and outstanding as of the balance sheet date.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations. This section provides an analysis of our results of operations for the years ended October 31, 2004, 2003 and 2002. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

 Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the company

Factors that may affect future results.    In this section, we detail risk factors that affect our quarterly and annual results, but which are difficult to predict.

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (Direct FuelCell® or DFC® Power Plants), stationary applications for commercial and industrial customers, and continuing to develop our next generation of carbonate fuel cell products. In addition, we are beginning the development of another high temperature fuel cell system, planar solid oxide fuel cell (SOFC) technology, as a prime contractor in the U.S. Department of Energy’s (DOE) Solid State Energy Conversion Alliance (SECA) Program and through our 42 percent ownership interest in Versa Power Systems (Versa).

Direct FuelCell Power Plants

Increasing demand for reliable power worldwide, supplemented by air pollution concerns caused by older, combustion power generation, and unreliable electrical grid delivery systems present significant market opportunities for our core distributed generation products. Our proprietary carbonate DFC power plants electrochemically produce electricity directly from readily available hydrocarbon fuels, such as natural gas and wastewater treatment gas.  We believe our products offer significant advantages compared to other power generation technologies, including:

•	High fuel efficiency;

•	Ultra-clean emissions;

•	Improved reliability;

•	Quiet operation;

•	Flexible siting and permitting requirements;

•	Scalability;

•	Ability to provide electricity and heat for cogeneration applications, such as district heating, process steam, hot water and absorption chilling for air conditioning;

•	Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies; and,

•	Because our DFC power plants produce hydrogen from readily available fuels such as natural gas and wastewater treatment gas, they can be used to cost-effectively cogenerate hydrogen as well as electricity and heat.

Our current products, the DFC300A, DFC1500 and DFC3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 10 MW or larger.  Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), data centers, manufacturing facilities, office buildings, hospitals, universities, prisons, mail processing facilities and hotels, as well as in grid support applications for utility customers.  We are currently operating 29 power plants that incorporate our DFC technology at customer sites throughout the U.S., Europe and Japan. Installations at customer sites, including those that have completed their operations, have generated more than 55 million kWh of electricity through January 10, 2005.

On November 3, 2003, we completed our acquisition of Global located in Calgary, Canada. At the time of the acquisition, Global had been developing SOFC power plants since 1997 with the goal of commercializing its technology for residential, commercial and light industrial applications ranging in size from 3 to 10 kW. Through its thermoelectric generator ("TEG'') product line, Global also sold thermoelectric generators for use as a source of electrical power in remote areas. In connection with the acquisition, we issued, in the aggregate, approximately 8.2 million shares of our common stock and exchangeable shares, the latter of which were issued by FuelCell Energy, Ltd., our wholly-owned Canadian subsidiary (formerly FCE Canada Inc.). We also assumed Global's Series 2 Preferred Shares. Total consideration for the acquisition was approximately $94.8 million.

On May 28, 2004, we sold Global's TEG business for proceeds of approximately $16 million. The sale of the TEG business was affected through a sale of all of the outstanding common shares of Global. Prior to the sale, Global transferred substantially all of its assets and liabilities not relating to its TEG business (including substantially all of Global's assets and liabilities relating to its SOFC business and substantially all of its cash) to FuelCell Energy, Ltd. In addition, prior to the sale, the Global Series 2 Preferred Shares were cancelled and replaced with substantially equivalent Class A cumulative redeemable exchangeable preferred shares (which we refer to as the Series 1 preferred shares) issued by FuelCell Energy, Ltd.

On October 31, 2004, we redeemed all of the approximately two million issued and outstanding exchangeable shares issued by FuelCell Energy, Ltd. The exchangeable shares were redeemed in exchange for shares of our common stock on a one-for-one basis. The redemption had no impact on the total number of shares of our common stock deemed outstanding.

Recent Developments

Preferred Share Offering

On November 11, 2004 we entered into a purchase agreement with Citigroup Global Markets Inc., RBC Capital Markets Corporation, Adams Harkness, Inc., and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004, we closed on the sale of 100,000 shares of Series B preferred stock to the Initial Purchasers. Net proceeds to the Company were approximately $93.5 million.

Under the terms of the purchase agreement, the Initial Purchasers have an option to purchase the remaining 35,000 shares through January 25, 2005 and are entitled to indemnification from us in certain circumstances.

Sale of Canadian Solid Oxide Fuel Cell Operation to Versa Power Systems, Inc.

On November 1, 2004, pursuant to an asset purchase agreement, dated October 19, 2004, by and among us, our wholly-owned Canadian subsidiary, FuelCell Energy, Ltd., Versa Power Systems, Inc. (Versa), a Delaware corporation, and Versa Power Systems, Ltd., a Canadian corporation and wholly-owned subsidiary of Versa Power Systems, Inc., FuelCell Energy, Ltd. transferred substantially all of its solid oxide fuel cell (SOFC) assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. In exchange, we received 5,714 shares of Versa Power Systems, Inc. common stock, increasing our ownership position in Versa to 7,714 shares, or 42 percent. No cash was exchanged in the transaction.

Assets sold to Versa totaled approximately $12.4 million and were classified as held for sale on the balance sheet as of October 31, 2004. Upon closing of the sale on November 1, 2004, our total investment in Versa was approximately $14.4 million and will be classified as “Equity investments”. We will account for this investment under the equity method in future periods.

Pursuant to the terms of the transaction, we expect to incur cash costs in the range of approximately $1.0 million to $1.5 million related to severance and facility consolidations in Calgary, Canada. Approximately $0.1 million of this amount is related to severance payments to employees paid during the quarter ended October 31, 2004. The remaining payments are expected to be made during fiscal year 2005. In addition, we have committed to paying future severance costs for time and service accrued up to November 1, 2004 by employees that are moving to Versa in the event that they are terminated by Versa Power Systems, Ltd. (or its parent). Our liability for such severance costs is limited to the period commencing on November 1, 2004 through the earlier of (1) award of Phase 2 of the SECA program to FuelCell, (2) one year after completion of Phase 1 of the SECA program, or (3) February 26, 2008. Subsequent to this period, Versa Power Systems, Ltd. (or its parent) will be responsible for the severance liability for such employees. We estimate this liability at approximately $0.8 million.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2004 research and development sales backlog totaled $16.4 million, of which 79 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners. These warrants vest as orders from our business partners exceed stipulated levels. Should warrants vest, or when management estimates that it is probable that warrants will vest, we will record a proportional amount of the fair value of the warrants against related revenue as a sales discount. During the three months ended April 30, 2004, a tranche of 200,000 warrants issued to one of our business partners vested with the receipt of a 4 MW order. The fair value of these warrants was determined to be $0.5 million. This has been recorded as other current assets on the consolidated balance sheet with the offsetting entry to additional paid in capital. In accordance with our warrant value recognition policy, as we recognize the associated revenue for orders placed in accordance with these sales agreements, a proportional amount of the fair value of the warrants will be recorded against the revenue as a sales discount. To date, approximately $0.1 million of sales discounts have been recognized.

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

As of October 31, 2004 and October 31, 2003, the LCM adjustment to cost basis of inventory and advance payments to vendors was approximately $13.5 million and $11.0 million respectively, which equates to a reduction of approximately 45 and 41 percent respectively of the inventory value. The increase in the adjustment to cost basis and percentage over our fiscal year ended October 31, 2003 is due to changes in the mix of inventory. As of October 31, 2004, our balance of plant inventory and advances to vendors had increased over the prior year-end due to our current production schedule. As inventory levels increase or decrease, appropriate adjustments to cost basis are made.

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

Comparison of the Years Ended October 31, 2004 and October 31, 2003

Revenues and costs of revenues

The following tables summarize our revenue and cost mix for the years ended October 31, 2004 and 2003 respectively (dollar amounts in thousands):

	Year Ended October 31, 2004		Year Ended October 31, 2003		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Product Revenues	Percent of Revenues	(Decrease) in Revenues
Research and development contracts	$18,750	60%	$17,709	52%	6%
Product sales and revenues	12,636	40%	16,081	48%	(21%)
Total	$31,386	100%	$33,790	100%	(7%)

	Year Ended October 31, 2004		Year Ended October 31, 2003		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Research and development contracts	$27,290	41%	$35,827	42%	(24%)
Product sales and revenues	39,961	59%	50,391	58%	(21%)
Total	$67,251	100%	$86,218	100%	(22%)

Total revenues for the year ended October 31, 2004 decreased by $2.4 million, or 7 percent, to $31.4 million from $33.8 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:

Research and development contracts

Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts increased 6 percent during the year ended October 31, 2004 to $18.8 million from $17.7 million in same period of the prior year. Revenues have increased on the Vision 21 and Solid State Energy Conversion Alliance (SECA) contracts with the U.S. Department of Energy (DOE). These increases were offset by lower revenue from the Clean Coal contract as the installation phase for this two megawatt DFC3000 power plant was completed.

The cost of research and development contract revenue declined by $8.5 million for the year ended October 31, 2004 compared to the prior year due to the mix of cost shared contracts and reduced costs for the Clean Coal, Product Design Improvement (PDI), and King County contracts as major tasks were completed on those contracts. The ratio of costs to contract revenues was 1.5 to 1, which decreased from 2.0 to 1 when compared to the same period of the prior year. The primary driver of the improved cost ratio was increased funding for the PDI program during fiscal 2004. Significant cost share contracts in fiscal 2004 included Clean Coal, PDI, Vision 21, King County, Navy Phase II and SECA. We concluded work on the PDI contract during the quarter ended October 31, 2004 and do not expect significant future revenues or costs related to this contract.

For strategic reasons, we currently plan to continue to participate in government cost share contracts that advance the development of fuel cells. As a result, we expect that costs on these contracts will be higher than revenues received.

Fuel cell product sales and revenues and product costs

Fuel cell product sales were $12.6 million for the year ended October 31, 2004 compared to $16.0 million in the same period of a year ago. The lower product sales and revenues were due to production scheduling for customer requirements and production on power plants for power purchase agreements where product revenues are not recognized until power is sold to the customer over an extended term. Power plant production was at approximately the same level as the prior year (6 MW). As of October 31, 2004, product sales backlog totaled approximately $26.3 million, compared to $14.4 million as of October 31, 2003. This backlog does not include 1.5 MW of orders for power purchase agreements for Santa Barbara and Sierra Nevada Brewing Co.

Product costs decreased with lower revenue to $40.0 million from $50.4 million. The ratio of costs to revenue increased slightly from 3.1 to 3.2 to 1 over the prior year due to costs totaling approximately $2.0 million associated with the power purchase agreements noted above. This increase was partially offset by lower overall product costs recognized on power plants built in 2004 when compared to the prior year due to progress on the Company’s cost out program.

Our products do not ship on an even production schedule. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, construction and permits. We do not have the sales or order history to quantify trends as of yet.

Administrative and selling expenses

Excluding costs from our Canadian SOFC operations, administrative and selling expenses increased by $1.1 million or 9 percent, to $13.7 million during the year ended October 31, 2004 compared to $12.6 million in the prior year. Approximately $0.8 million of this increase was due to increased sales and marketing expenses and $0.2 million was due to higher investor relations costs related to our increased shareholder base. In addition, we incurred $1.2 million of administrative and selling expenses in our Canadian SOFC operations as a result of our acquisition during the year ended October 31, 2004. We do not expect to incur any significant administrative and selling expenses related to the Canadian SOFC operation in Fiscal 2005 as it was sold effective November 1, 2004.

Research and development expenses

Excluding costs from our Canadian SOFC operations, research and development expenses increased to $17.6 million during year ended October 31, 2004 compared to $8.5 million recorded in 2003. The increase is due to continued focus on our “cost-out” program (implemented in fiscal 2003), product documentation and engineering support for products in the field. During fiscal 2004, we expanded our cost out program by hiring additional engineering employees. Our cost-out program is expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time of our DFC products. In addition, we incurred $9.0 million of research and development expenses in our Canadian SOFC operations as a result of our acquisition during the year ended October 31, 2004. We do not expect to incur any significant research and development expenses related to the Canadian SOFC operation in Fiscal 2005 as it was sold effective November 1, 2004.

Purchased in-process research and development

The $12.2 million in-process research and development (IPR&D) charge relates to SOFC technology acquired in the Global transaction. In 1997, Global began developing SOFC technology, which is still in development. The $12.2 million allocated to IPR&D was determined using two established valuation techniques. An average of the cost valuation and market valuation approaches were used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses existed, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs.”

The IPR&D acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. We currently estimate that it will take approximately five to ten years to complete the development. The SECA program is a cost-share program totaling approximately $139 million. This technology was subsequently sold to our partner in the SECA program, Versa, along with fixed assets in exchange for stock, which increased our ownership in Versa to approximately 42 percent.

Loss from operations

The loss from operations for the year ended October 31, 2004 totaled $89.6 million compared to the $73.6 million recorded in 2003. The loss from operations for the year ended October 31, 2004 totaled $67.2 million compared to the $73.6 million recorded in 2003 or a reduction of approximately 9 percent excluding the Canadian SOFC operation. The reduction in operating loss was due to lower cost of research and development and product revenues partially offset by increased administrative, selling and internal research and development costs.

We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” initiatives. As a result of selling our Canadian SOFC operations, we expect to reduce our annual cash use by approximately $10.0 million. The Global and SOFC operations were part of Global, which was acquired by the Company in November 2003, thus there are no comparable periods of the prior year.

Interest and other income, net

Interest and other income, net, declined by $3.5 million when comparing the fiscal year ended October 31, 2004 to the prior year. During the year ended October 31, 2003, we realized Connecticut state research and development incentives totaling $3.4 million. We did not realize tax incentives during the year ended October 31, 2004 although we have applied for approximately $1.5 million of such credits. During the year ended October 31, 2004, we realized foreign currency gains totaling approximately $0.5 million, which offset a decline (compared to the prior year) of interest income totaling approximately $0.9 million. The reduction in interest income is due to reduced average interest rates on the invested cash.

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

Discontinued operations, net of tax

Discontinued operations reflects the net income of $0.8 million of the TEG business segment that was sold on May 28, 2004. Refer also to Note 2 - Discontinued Operations of our consolidated financial statements. The Global TEG business segment was acquired by the Company in November 2003, thus there are no results from discontinued operations in the comparable period of the prior year.

Comparison of the Years Ended October 31, 2003 and October 31, 2002

Revenues and cost of revenues

The following tables summarize our revenue and cost mix for the years ended October 31, 2003 and 2002, respectively (dollar amounts in thousands):

Revenues:	Year Ended October 31, 2003		Year Ended October 31, 2002		Percentage Increase /
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Research and development contracts	$17,709	52%	$33,575	81%	(47%)
Product sales and revenues	16,081	48%	7,656	19%	110%
Total	$33,790	100%	$41,231	100%	(18%)

Cost of revenues:	Year Ended October 31, 2003		Year Ended October 31, 2002		Percentage
	Cost of Revenues	Percent of Costs of Revenues	Cost of Revenues	Percent of Costs of Revenues	Increase /(Decrease) in Cost
Research and development contracts	$35,827	42%	$45,664	59%	(22%)
Product sales and revenues	50,391	58%	32,129	41%	57%
Total	$86,218	100%	$77,793	100%	11%

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

Cost of research and development contracts decreased to $35.8 million during the year ended October 31, 2003, compared to $45.7 million during fiscal 2002. The decrease was partially due to completion of tasks on the King County, Washington project and delayed funding on certain government contracts. While our funding was reduced due to timing and budgetary constraints, we continue to participate in cost-share contracts and invest in developing fuel cell technology. Our significant cost share contracts during fiscal 2003 included Clean Coal, Department of Energy, King County, and Navy Phase II. The ratio of costs to contract revenues increased in 2003 as the mix of cost-share contracts increased during the year.

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

Cost of product sales and revenues increased to $50.3 million during the year ended October 31, 2003 compared to $32.1 million during the prior year. This increase was due to additional product sales recorded during the year. The ratio of costs to contract revenues decreased in 2003 as we have reduced overall product costs through our “cost-out” initiatives and incurred less “first time” costs including qualifying multiple vendors for materials and components.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $152.4 million of cash, cash equivalents and investments as of October 31, 2004 compared to $153.4 million as of October 31, 2003. Net cash and investments used during the year was $1.0 million, consisting of approximately $70 million used in operations offset by $69 million of cash and investments received in the Global Thermoelectric Inc. (Global) transactions. Cash used during the year included approximately $10.9 million related to our Canadian operations. As our Canadian operations were sold in fiscal 2004, we expect reduced cash use in Canada in future periods.

Subsequent to our fiscal year end, we received net proceeds of approximately $93.5 million from our preferred stock sale, which closed on November 17, 2004.

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

Increasing annual order volume

We believe that increased production volumes will spread fixed costs over more units of production, resulting in a lower per unit cost. Our manufacturing, testing and conditioning facilities have equipment in place to accommodate 50 MW of annual production. Our multi-disciplined cost reduction program is expected to significantly reduce our product costs over time.  We currently believe that we can achieve operating break-even at annual production volumes of approximately 100 MW. Our fiscal 2004 production volume is estimated at approximately 6 MW.

We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Cash Inflows and Outflows

During year ended October 31, 2004, total cash and cash equivalents and investments decreased by $1.0 million, compared with a decrease of $67.1 million during the year ended October 31, 2003.  In fiscal 2004 we had a net cash use of approximately $70.0 million offset by cash and investments acquired in the Global acquisition and subsequent disposition (net of fees) totaling $69.0 million.

The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the year ended October 31, 2004, we used $64.6 million in cash in our operating activities, which consists of a net loss for the period of approximately $86.4 million, offset by non-cash adjustments totaling $20.6 million, cash generated from working capital of approximately $2.0 million and income from discontinued operations of approximately $.8 million.  This compares to an operating cash usage of $58.8 million during the year ended October 31, 2003.

Accounts Receivable
Accounts receivable as of October 31, 2004 increased by approximately $2.7 million from October 31, 2003 due to approximately $3.2 million more in product receivables offset by a decline of government accounts receivable totaling $0.5 million. The increase in product receivables is due to greater milestone billings to customers consistent with the expanded product backlog. FuelCell bills its fuel cell contracts based upon certain milestones that generally commence with contract signing and extend to commissioning of a completed power plant. FuelCell generally bills its government contracts on a monthly basis as costs are incurred. As revenues increase or decrease, billings and accounts receivable will increase or decrease as well.

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses combined have increased by approximately $2.7 million since October 31, 2003 due to the timing of inventory payments related to our current production schedule. In addition we had accrued approximately $0.8 million in severance costs as of October 31, 2004 related to our sale of the SOFC business to Versa.

Investing Activities:  We acquired Global on November 3, 2003 by issuing, in total, approximately 8.2 million common and exchangeable shares.  In connection with the acquisition, we acquired $55.8 million of cash and investments.  The cash acquired from Global was offset by approximately $2.8 million of transaction and professional fees. In May 2004, we completed our sale of the Global entity and its TEG product line for net proceeds of approximately $16.0 million.

Capital expenditures for the year ended October 31, 2004 were approximately $7.9 million compared to $6.6 million in the prior period. Reductions in systems and infrastructure spending during fiscal 2004 have been offset by capital expenditures totaling approximately $4.7 million related to power plants being built for power purchase agreements. In addition, there were capital expenditures totaling approximately $1.0 million relating to one DFC300A that we have provided to the Department of Defense (DoD) Fuel Cell Test and Evaluation Center (FCTec).

Financing Activities:  During the year ended October 31, 2004, we generated $2.7 million from financing activities through the exercise of stock options, partially offset by repayments of debt and preferred dividends.  This compares with $0.5 million generated in the year ended October 31, 2003.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of October 31, 2004 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Lease commitments(1)	$5,222	$1,328	$1,751	$1,545	$598
Term loan (principal and interest)	1,580	433	864	283	--
Purchase commitments(2)	14,855	14,734	121	--	--
Preferred dividends payable (3) (4)	20,452	379	758	758	18,557
Totals	$42,109	$16,874	$3,494	$2,586	$19,155
________________
(1)	Future minimum lease payments on capital and operating leases.
(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)	Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of FuelCell’s common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at October 31, 2004 were approximately $2.8 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million.
(4)	We have assumed a constant exchange rate for the purposes of this disclosure at 0.76 U.S. dollars to 1.0 Canadian dollar.

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

Approximately $0.6 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project in an agreed ratio with the government agency. For example, our DOE sponsored demonstration of our two-megawatt DFC 3000 power plant operating on synthesis gas derived from coal has a total project value of $34.5 million. The DOE will reimburse the Company 50 percent of the cost on this project and we will incur the balance. Thus, over the life of this program and assuming that funding is approved annually by Congress, our share of the total research and development expenditures would be approximately $17.3 million for this program. As of October 31, 2004, our research and development sales backlog totaled $16.4 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $15.5 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of October 31, 2004, we had product sales backlog of approximately $26.3 million. We do not expect sales from this backlog to be profitable.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on August 1, 2005 as required.

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows. The Company applied the provisions of this accounting standard to its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.

In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” which requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The Company has evaluated the provisions of FIN No. 46R, as required, and determined that the Company did not have any material variable interest entities and did not have any variable interest entities that require consolidation into the Company’s financial statements.

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

We have been transitioning from a U.S. government contract research and development company to a commercial products developer and manufacturer. As such, we have not achieved profitability since our fiscal year ended October 31, 1997 and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs.

We incurred net losses of $86.4 million and $67.4 million for the fiscal years ended October 31, 2004 and 2003, respectively. We anticipate that we will continue to incur losses and generate negative cash flow until we can cost-effectively produce and sell our Direct FuelCell products, which we do not expect to occur for several years. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability.

Our cost reduction strategy may not succeed or may be significantly delayed, which may result in our inability to offer our products at competitive prices and may adversely affect our sales.

Our cost reduction strategy is based on the assumption that a significant increase in production will result in economies of scale. In addition, certain aspects of our cost reduction strategy rely on advancements in our manufacturing process, engineering design and technology (including projected power output) that, to a large degree, are currently not ascertainable. Our failure to achieve a lower Direct FuelCell product cost structure through economies of scale, improvements in the manufacturing process and engineering design and technology maturation would have a material adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

The production costs of our initial commercial products are higher than their sales prices. We recognize that successfully implementing our strategy and obtaining a significant share of the distributed generation market requires that we offer our Direct FuelCell products at competitive prices, which can only be accomplished when production costs are cut substantially from current levels. If we are unable to produce Direct FuelCell products at competitive prices relative to alternative technologies and products, our target market customers will be unlikely to buy our fuel cell products.

Our products will compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products, sales of our products will be adversely affected.

Our Direct FuelCell has been operated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal. Significant decreases in the price of these fuels could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products.

Commercialization of our products depends on conducting successful field trials, and any delay, performance failure or perceived problem with our field trials could have a material adverse effect on our business, prospects, results of operations and financial condition.

One key aspect of our strategy is to leverage the success of our demonstration, field trial and field follow projects into long-term distributor-type relationships that will result in these distributors marketing our Direct FuelCell products directly to energy customers. For example, we are operating fourteen Direct FuelCell units in the United States and five Direct FuelCell units in Japan and MTU CFC Solutions GmbH is currently field-testing eight 250 kW power plants in Germany and Spain that incorporate the Direct FuelCell as their fuel cell components. We believe that our Direct FuelCell commercialization program depends upon our conducting additional commercial field trials and demonstration projects of our power plants and completing substantial additional research and development.

Our demonstration, field trial and field follow projects may encounter problems and/or delays for a number of reasons, including the failure of our technology, the failure of the technology of others (including our balance of plant suppliers), the failure to combine these technologies properly (including control system coordination) and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays are beyond our control. A failure by us to conduct field trials and demonstration projects of our megawatt class products or a failure to site the scheduled sub-megawatt power plants and complete these commercial field trials and research and development as currently planned could delay the timetable by which we believe we can begin to commercially sell our Direct FuelCell products. The failure of planned commercial field trials to perform as well as we anticipate could also have a material adverse effect on our commercialization plans, including the ability to enter into long-term distributor-type relationships for our Direct FuelCell products. Any delay, performance failure or perceived problem with our field trials could hurt our reputation in the distributed generation market and, therefore, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We currently face and will continue to face significant competition.

Our Direct FuelCell currently faces, and will continue to face, significant competition. We compete on the basis of our products’ reliability, fuel efficiency, environmental considerations and cost. Technological advances in alternative energy products or improvements in the electric grid or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products non-competitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than ours, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies.

Many companies in the United States are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells in the sub-megawatt and megawatt classes. Emerging fuel cell technologies (and companies developing them) include proton exchange membrane fuel cells (Ballard Power Systems, Inc.; United Technologies Corp. or UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells) and solid oxide fuel cells (Siemens Westinghouse Electric Company, Sulzer Hexis, McDermott, GE/ Honeywell, Delphi and Accumentrics). Each of these competitors has the potential to capture market share in our target markets.

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

Other than fuel cell developers, we must also compete with such companies as Caterpillar, Cummins, and Detroit Diesel, which manufacture more mature combustion-based equipment, including various engines and turbines, and have well-established manufacturing, distribution, and operating and cost features. Significant competition may also come from gas turbine companies like General Electric, Ingersoll Rand, Solar Turbines and Kawasaki, which have recently made progress in improving fuel efficiency and reducing pollution in large-size combined cycle natural gas fueled generators. These companies have also made efforts to extend these advantages to smaller sizes.

We may not meet our product development and commercialization milestones, which may have a material adverse effect on our operations and stock price.

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

We have limited experience manufacturing our Direct FuelCell products on a commercial basis, which may adversely affect our planned increases in production capacity and our ability to satisfy customer requirements.

To date, we have focused primarily on research and development and conducting demonstrations and field trials. We have limited experience manufacturing our Direct FuelCell products on a commercial basis. We have installed equipment that will allow us to produce 50 MW of Direct FuelCell products per year. We expect that we will then increase our manufacturing capacity based on market demand. We believe that we can expand our manufacturing capacity to between 125 and 150 MW of Direct FuelCell products at our current facility. We cannot be sure that we will be able to achieve our planned increases in production capacity. Also, as we scale up our production capacity, we cannot be sure that unplanned failures or other technical problems relating to the manufacturing process will not occur.

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

Unanticipated increases or decreases in business growth may result in adverse financial consequences for us.

If our business grows more quickly than we anticipate, our existing and planned manufacturing facilities may become inadequate and we may need to seek out new or additional space, at considerable cost to us. If our business does not grow as quickly as we expect, our existing and planned manufacturing facilities would, in part, represent excess capacity for which we may not recover the cost; in that circumstance, our revenues may be inadequate to support our committed costs and our planned growth and our gross margins and business strategy would be adversely affected.

Our commercialization plans are dependent on market acceptance of our Direct FuelCell products.

Our commercialization plans are dependent upon market acceptance of, as well as enhancements to, those products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is new and evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell products may be affected by many factors that are out of our control, including:

•	the cost competitiveness of our fuel cell products;

•	the future costs of natural gas and other fuels used by our fuel cell products;

•	consumer reluctance to try a new product;

•	consumer perceptions of the safety of our fuel cell products;

•	the pace of utility deregulation nationwide, which could affect the market for distributed generation;

•	local permitting and environmental requirements; and,

•	the emergence of newer, more competitive technologies and products.

If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of Direct FuelCell products and may never achieve profitability.

As we continue to commercialize our Direct FuelCell products, we will continue to develop warranties, production guarantees and other terms and conditions relating to our products that will be acceptable to the marketplace, and continue to develop a service organization that will aid in servicing our products and obtain self-regulatory certifications, if available, with respect to our products. Failure to achieve any of these objectives may also slow the development of a sufficient market for our products and, therefore, have a material adverse effect on our results of operations.

Our government research and development contracts are subject to the risk of termination by the contracting party and we may not realize the full amounts allocated under the contracts due to the lack of Congressional appropriations.

Our fuel cell revenues have been principally derived from a long-term cooperative agreement and other contracts with the U.S. Department of Energy (“DOE”), the U.S. Department of Defense, the U.S. Navy and the National Aeronautics and Space Administration. These agreements are important to the continued development and commercialization of our technology and our products.

Generally, our U.S. government research and development contracts, including the DOE (Product Design Improvement) cooperative agreement, are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual congressional appropriations and the results of government or agency sponsored audits of our cost reduction efforts and our cost projections. We can only receive funds under these contracts ultimately made available to us annually by Congress as a result of the appropriations process. Accordingly, we cannot be sure whether we will receive the full amount allocated by the DOE under our DOE cooperative agreements or the full amounts awarded under our other government research and development contracts. Failure to receive the full amounts under any of our government research and development contracts could materially and adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

The United States government has certain rights relating to our intellectual property, including restricting or taking title to certain patents.

Many of our United States patents relating to our carbonate fuel cell technology are the result of government-funded research and development programs, including the DOE cooperative agreement. Four of our patents that were the result of DOE-funded research prior to January 1988 (the date that we qualified as a “small business”) are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. We own all patents resulting from research funded by our DOE contracts awarded after January 1988 to date, based on our “small business” status when each contract was awarded. Under current regulations, patents resulting from research funded by government agencies other than the DOE are owned by us, whether or not we are a “small business.”

Fourteen United States patents that we own have resulted from government-funded research and are subject to the risk of exercise of “march-in” rights by the government. March-in rights refer to the right of the United States government or a government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. These “march-in” rights permit the United States government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. In addition, our DOE-funded research and development agreements also require us to agree that we will not provide to a foreign entity any fuel cell technology subject to that agreement unless the fuel cell technology will be substantially manufactured in the U.S. Accordingly, we could lose some or all of the value of these patents.

A failure to qualify as a “small business” could adversely affect our rights to own future patents under DOE-funded contracts.

Qualifying as a “small business” under DOE contracts allows us to own the patents that we develop under DOE contracts. A “small business” under applicable government regulations generally consists of no more than 500 employees. If we continue to grow, we will no longer qualify as a “small business” and no longer own future patents we develop under contracts, grants or cooperative agreements funded by the DOE based on such certification, unless we obtain a patent waiver from the DOE. As a result of our acquisition of Global, the number of our employees increased and therefore, we temporarily did not qualify as a “small business.” Following the sale of Global and its TEG product line on May 27, 2004, we again qualify as a “small business”; however, we cannot assure you that we will continue to qualify as a “small business” in the future.

Our future success and growth is dependent on our distribution strategy.

We do not plan to establish a direct distribution infrastructure for our Direct FuelCell products. A key aspect of our strategy is to use multiple third-party distribution channels to ultimately service our diverse customer base. Depending on the needs of the customer, our Direct FuelCell products could be distributed through a value-added distributor who could provide a package of our products and various other components such as flywheels and battery storage devices; through an energy services company that could arrange various ancillary services for the customer; or through power generation equipment suppliers.

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

We cannot be sure that MTU will continue to, or original equipment manufacturers (“OEMs”) will, manufacture or package products using our Direct FuelCell components. In this area, our success will largely depend upon our ability to make our products compatible with the power plant products of OEMs and the ability of these OEMs to sell their products containing our products. In addition, some OEMs may need to redesign or modify their existing power plant products to fully incorporate our products. Accordingly, any integration, design, manufacturing or marketing problems encountered by MTU or other OEMs could adversely affect the market for our Direct FuelCell products and, therefore, our business, prospects, results of operations and financial condition.

We depend on third party suppliers for the development and supply of key components for Direct FuelCell products.

We purchase several key components of our Direct FuelCell products from other companies and rely on third-party suppliers for the balance-of-plant components in our Direct FuelCell products. There are a limited number of suppliers for some of the key components of Direct FuelCell products. A supplier’s failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or technical specifications or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our Direct FuelCell products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We do not currently conduct freedom to operate analyses. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that we have obtained will expire between 2005 and 2023 and the average remaining life of our U.S. patents is approximately 10.7 years.

Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing third-party patents, we do not know whether we will able to obtain licenses to use such patents on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that:

•	any of the U.S., Canadian or other foreign patents owned by us or other patents that third parties license to us will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others; or,

•	any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our subcontractors, vendors, suppliers, consultants, strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property has been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

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

Our future success is substantially dependent on the continued services and on the performance of our executive officers and other key management, engineering, scientific, manufacturing and operating personnel, particularly Jerry Leitman, our President and Chief Executive Officer. The loss of the services of any executive officer, including Mr. Leitman, or other key management, engineering, scientific, manufacturing and operating personnel, could materially adversely affect our business. Our ability to achieve our development and commercialization plans will also depend on our ability to attract and retain additional qualified management and technical personnel. Recruiting personnel for the fuel cell industry is competitive. We do not know whether we will be able to attract or retain additional qualified management and technical personnel. Our inability to attract and retain additional qualified management and technical personnel, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

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

As we begin to commercialize our Direct FuelCell products, we will be subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. Assuming no co-generation applications are used in conjunction with our larger Direct FuelCell plants, they will discharge humid flue gas at temperatures of approximately 700-800o F, water at temperatures of approximately 10-20 o F above surrounding air temperatures and carbon dioxide. These emissions will require permits that we expect (but cannot ensure) will be similar to those applicable to generating units.

In addition, it is possible that industry-specific laws and regulations will be adopted covering matters such as transmission scheduling, distribution and the characteristics and quality of our products, including installation and servicing. This regulation could limit the growth in the use of carbonate fuel cell products, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our Direct FuelCell products. Accordingly, compliance with existing or future laws and regulations as we begin to commercialize and site our products could have a material adverse effect on our business, prospects, results of operations and financial condition.

Utility companies could impose customer fees or interconnection requirements on our customers that could make our products less desirable.

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

Several states (Texas, New York, California and others) have created and adopted or are in the process of creating their own interconnection regulations covering both technical and financial requirements for interconnection to utility grids. Depending on the complexities of the requirements, installation of our systems may become burdened with additional costs that might have a negative impact on our ability to sell systems. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. The Institute of Electrical and Electronics Engineers has been working to create an interconnection standard addressing the technical requirements for distributed generation to interconnect to utility grids. Many parties are hopeful that this standard will be adopted nationally when it is completed to help reduce the barriers to deployment of distributed generation such as fuel cells; however this standard may be delayed or never completed thereby limiting the commercial prospects and profitability of our fuel cell systems.

Changes in government regulations and electric utility industry restructuring may affect demand for our Direct FuelCell products.

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

Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. In addition, our Direct FuelCell products operate at high temperatures and our Direct FuelCell products use corrosive carbonate material, which could expose us to potential liability claims. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our Direct FuelCell products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

We are subject to risks inherent in international operations.

Since we plan to market our Direct FuelCell products both inside and outside the United States and Canada, our success depends, in part, on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our operations and revenues.

We have large and influential stockholders, which may make it difficult for a third party to acquire our common stock.

MTU currently owns approximately 5.7% of our outstanding common stock (based upon the number of shares of our common stock outstanding as of January 11, 2005). James D. Gerson beneficially owns approximately 2.8% of our outstanding common stock. Loeb Investors Co. LXXV and Warren Bagatelle (a managing director of an affiliate of Loeb Investors Co. LXXV) collectively beneficially own approximately 2.3% of our outstanding common stock (based upon the number of shares of our common stock outstanding as of November 5, 2004). These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Michael Bode (Chief Executive Officer of MTU CFC Solutions GmbH), James D. Gerson, Warren Bagatelle and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). MTU is also a licensee of our technology and a purchaser of our Direct FuelCell products. Therefore, it may be in MTU’s interest to possess substantial influence over matters concerning our overall strategy and technological and commercial development.

MTU may develop competing technologies for its own products.

MTU is currently developing carbonate fuel cell technologies based on the know-how that we have provided to MTU under license. If MTU develops its own carbonate fuel cell design before our license expires in 2010, it must use good faith efforts to license the technology to us. If MTU is successful but does not grant us a license, it may be directly competing with us while having a significant ownership interest in us, and a seat on our board of directors. We have agreed with MTU to continue developing products with as much commonality as possible. However, the license agreement between us and MTU provides that each of us retains the right to independently pursue the development of carbonate fuel cell technologies.

Our stock price has been and could remain volatile.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet our product development and commercialization milestones;

•	variations in our quarterly operating results from the expectations of securities analysts or investors;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	investor perception of our industry or our prospects;

•	insider selling or buying;

•	demand for our common stock; and,

•	general technological or economic trends.

In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Future sales of substantial amounts of our common stock could affect the market price of our common stock.

Future sales of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon exercise of options and warrants, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future.

The rights of the Series 1 preferred shares and Series B preferred shares could negatively impact our company.

The terms of the Series 1 preferred shares issued by FuelCell Energy, Ltd., our wholly-owned, indirect subsidiary, provide rights to the holder, Enbridge Inc. (“Enbridge”), including dividend and conversion rights among others that could negatively impact us. For example, the terms of the Series 1 preferred shares provide that the holders are entitled to receive cumulative dividends for each calendar quarter for so long as such shares are outstanding. Assuming the exchange rate for Canadian dollars is Cdn.$1.3104 to U.S.$1.00 at the time of the applicable dividend payment date, we could be required to pay a preferred dividend of approximately $238,477 per calendar quarter, subject to reduction in accordance with the terms of the Series 1 preferred shares. The terms of the Series 1 preferred shares also require that the holder be paid any accrued and unpaid dividends on December 31, 2010. To the extent that there is a significant amount of accrued dividends that is unpaid as of December 31, 2010 and we do not have sufficient working capital at that time to pay the accrued dividends, our financial condition could be adversely affected. We have guaranteed these dividend obligations, including paying a minimum of Cdn.$500,000 in cash annually to Enbridge for so long as Enbridge holds the Series 1 preferred shares. We have also guaranteed the liquidation obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

We are also required to issue common stock to the holder of the Series 1 preferred shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020, the exchange rate for Canadian dollars is Cdn.$1.3104 to U.S.$1.00 at the time of such conversion and our common stock price is $14.62 at the time of such conversion, we would be required to issue approximately 1,373,615 shares of our common stock.

The terms of the Series B preferred shares also provide rights to their holders that could negatively impact us.   Holders of the Series B preferred shares are entitled to receive cumulative dividends at the rate of $50 per share per year, payable either in cash or in shares of our common stock.   To the extent the dividend is paid in shares, additional issuances could be dilutive to our existing stockholders and the sale of those shares could have a negative impact on the price of our common stock.  The Series B preferred stock is also convertible into common stock at a price of $11.75 per share.  Conversion of the Series B preferred stock at a time when the price of our common stock is greater than $11.75 per share would also have a dilutive impact on our existing stockholders.  Furthermore, the conversion rate applicable to the preferred stock is subject to adjustment upon the occurrence of certain events.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposure to market risk for changes in interest rates, relates primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at October 31, 2004, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.5 million annually.

Foreign Currency Exchange Risk

We are subject to foreign exchange risk although we have taken steps to mitigate those risks where possible. As of October 31, 2004 approximately $2.4 million (or 2 percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars.

Our functional currency is the U.S. dollar as is our foreign subsidiary FuelCell Energy, Ltd. as the majority of its cash is invested in U.S. dollar investments.

During the year ended October 31, 2004 we recognized a foreign exchange gain totaling $0.5 million which has been recorded as a component of interest and other income on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FuelCell Energy, Inc:

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
Hartford, Connecticut
January 11, 2005

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	October 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$45,759	$41,000
Investments: U.S. treasury securities	106,636	93,750
Accounts receivable, net of allowance for doubtful accounts of $79 and $60, respectively	7,599	4,948
Inventories, net	14,619	15,954
Other current assets	4,253	5,140
Total current assets	178,866	160,792

Property, plant and equipment, net	42,254	39,778
Investments: U.S. treasury securities	--	18,690
Assets held for sale	12,344	--
Equity investments	2,125	2,116
Other assets, net	921	1,987
Total assets	$236,510	$223,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$539	$323
Accounts payable	9,526	6,667
Accrued liabilities	5,255	5,369
Deferred license fee income	37	37
Deferred revenue	6,713	4,398
Total current liabilities	22,070	16,794

Long-term debt and other liabilities	1,476	1,484
Total liabilities	23,546	18,278

Shareholders’ equity
Common stock ($.0001 par value); 150,000,000 shares authorized at October 31, 2004 and October 31, 2003; 48,132,694 and 39,423,133 shares issued and outstanding at October 31, 2004 and October 31, 2003, respectively	5	4
Preferred shares of subsidiary	10,259	--
Additional paid-in capital	424,621	340,559
Accumulated deficit	(221,921)	(135,478)
Total shareholders’ equity	212,964	205,085

Total liabilities and shareholders’ equity	$236,510	$223,363

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
For the years ended October 31, 2004, 2003, and 2002
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2004	2003	2002
Revenues:
Research and development contracts	$18,750	$17,709	$33,575
Product sales and revenues	12,636	16,081	7,656
Total revenues	31,386	33,790	41,231

Costs and expenses:
Cost of research and development contracts	27,290	35,827	45,664
Cost of product sales and revenues	39,961	50,391	32,129
Administrative and selling expenses	14,901	12,631	10,451
Research and development expenses	26,677	8,509	6,806
Purchased in-process research and development	12,200	--	--
Total costs and expenses	121,029	107,358	95,050

Loss from operations	(89,643)	(73,568)	(53,819)

License fee income, net	19	270	270
Interest expense	(137)	(128)	(160)
Interest and other income, net	2,472	6,012	4,876

Loss before provision for income taxes	(87,289)	(67,414)	(48,833)

Provision for income taxes	--	--	7

Net loss from continuing operations	$(87,289)	$(67,414)	$(48,840)

Discontinued operations, net of tax	846	--	--
Net loss	(86,443)	(67,414)	$(48,840)

Loss per share basic and diluted:

Continuing operations	$(1.82)	(1.71)	$(1.25)
Discontinued operations	0.01	--	--
Net loss	$(1.81)	$(1.71)	$(1.25)

Basic and diluted weighted average shares outstanding	47,875,342	39,342,345	39,135,256

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the years ended October 31, 2004, 2003, and 2002
(Dollars in thousands, except share and per share amounts)

	Shares Of Common Stock	Shares of Preferred Stock	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at October 31, 2001	38,998,788	--	$4	$--	338,936	$(19,224)	$319,716

Issuance of common stock under benefit plans	16,324	--	--	--	219	--	219
Stock options exercised	213,716	--	--	--	307	--	307
Common stock and equity investment costs	--	--	--	--	300	--	300
Net loss	--	--	--	--	--	(48,840)	(48,840)
Balance at October 31, 2002	39,228,828	--	$4	$--	339,762	$(68,064)	$271,702

Issuance of common stock under benefit plans	33,620	--	--	--	171	--	171
Stock options exercised	165,068	--	--	--	666	--	666
Common stock retired for non-cash exercise of options	(4,383)	--	--	--	(40)	--	(40)
Net loss	--	--	--	--	--	(67,414)	(67,414)
Balance at October 31, 2003	39,423,133	--	$4	$--	340,559	$(135,478)	$205,085
Issuance of common stock and assumption of stock options in connection with acquisition, net	8,159,657	--	1	--	81,811	--	81,812
Assumption of preferred stock in connection with acquisition, at fair value	--	1,000,000	--	9,100	--	--	9,100
Accretion of fair value discount of preferred stock	--	--	--	1,159	(1,159)	--	--
FuelCell Energy, Inc. warrants earned	--	--	--	--	534	--	534
Payment of preferred dividends	--	--	--	--	(378)	--	(378)
Issuance of common stock under benefit plans	34,106	--	--	--	279	--	279
Stock options exercised	515,798	--	--	--	2,975	--	2,975
Net loss	--	--	--	--	--	(86,443)	(86,443)
Balance at October 31, 2004	48,132,694	1,000,000	$5	$10,259	$424,621	$(221,921)	$212,964

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
For the years ended October 31, 2004, 2003, and 2002
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(86,443)	$(67,414)	$(48,840)
Adjustments to reconcile net loss to
net cash used in operating activities, net of effects of acquisitions:
(Income) from discontinued operations	(846)	--	--
Depreciation and amortization	8,411	6,374	3,783
Purchased in-process research and development	12,200	--	--
Deferred income taxes	--	--	291
Loss on disposal of property	8	29	63
Provision for doubtful accounts	(32)	(25)	(65)
(Increase) decrease in operating assets:
Accounts receivable	(2,619)	5,515	(3,263)
Inventories	1,333	(1,973)	(7,647)
Other current assets	2,436	(1,824)	(2,659)
Increase (decrease) in operating liabilities:
Accounts payable	1,388	1,955	33
Accrued liabilities	(2,762)	(2,403)	1,141
Deferred revenue	2,315	932	2,068
Deferred license fee income and other	--	(1)	1
Net cash used in operating activities	(64,611)	(58,835)	(55,094)
Cash flows from investing activities:
Capital expenditures	(7,921)	(6,630)	(15,373)
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transactions costs	53,004	--	--
Sale of Global Thermoelectric, Inc., net of transaction costs	15,913	--	--
Treasury notes matured	101,546	155,659	82,500
Treasury notes purchased	(96,433)	(150,680)	(167,288)
Investment in Versa Power Systems	--	(1,500)	(500)
Net cash used in investing activities	66,109	(3,151)	(100,661)

Cash flows from financing activities:
Long term debt borrowings	--	--	787
Repayment on long-term debt	(160)	(306)	(233)
Payment of preferred dividends	(378)	--	--
Common stock and equity investment costs	--	--	300
Common stock issued for option and stock purchase plans	3,240	797	526
Net cash provided by financing activities	2,702	491	1,380

Net Cash provided by discontinued operations	559	--	--

Net (decrease) increase in cash and cash equivalents	4,759	(61,495)	(154,375)

Cash and cash equivalents-beginning of year	41,000	102,495	256,870
Cash and cash equivalents-end of year	$45,759	$41,000	$102,495

See accompanying notes to the consolidated financial statements.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

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

Raw materials consist mainly of various nickel powders and steels, and various other components used in producing cell stacks. Work-in-process inventory is comprised of material, labor, and overhead costs incurred by us to build fuel cell stacks, which are subcomponents of power generation systems, which have not yet been dedicated to a particular research and development contract, field trial, or commercial customer, (collectively the “end users”), and which are estimated to be fully recovered from the end users. In instances where costs incurred exceed anticipated recovery, those excess costs are charged to cost of product sales and revenues as incurred.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Property, Plant and Equipment

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

Revenue Recognition

Our revenue is primarily generated from agencies of the U.S. government and customers located throughout the United States, Europe and Asia. We generally require a down payment with the acceptance of a purchase order from a customer.

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

While government research and development contracts may extend for many years, oftentimes funding is provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2004, research and development sales backlog totaled $16.4 million, of which 78 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Product sales and revenues include revenues from product sales and service contracts. Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contacts are recognized ratably over the contract term while costs are expensed as incurred.

As our fuel cell products are in their early stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. Once we have established that our fuel cell products have achieved commercial market acceptance and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately upon identification.

License Fee Income / Expense Recognition

License fee income arises from an agreement with MTU CFC Solutions GmbH (“MTU”), a division of DaimlerChrysler, our European partner, in which we granted MTU an exclusive license to use our Direct FuelCell patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of others and us, in each case for a royalty. Amounts received are deferred and recognized ratably over the term of the agreement. We recognized approximately $0.3 million of license fee income during each of the fiscal years ended October 31, 2004, 2003, and 2002.

License fee expense arises from royalty agreements with MTU, Santa Clara and Electric Power Research Institute (EPRI) pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. We have accrued approximately $0.3 million of royalty expense under these agreements in fiscal 2004 (which was off-set against royalty income on the consolidated statements of operations).

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

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Income Taxes

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the increase or decrease in equity from sources other than owners. Our comprehensive loss equals net loss as reported on our consolidated statement of operations totaling $(86,443), $(67,414), and $(48,840) for the years ended October 31, 2004, 2003 and 2002, respectively.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation”, encourages entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees’ stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense was recorded in the statement of operations. The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Years ended October 31,
	2004	2003	2002
Net loss, as reported	$(86,443)	$(67,414)	$(48,840)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(9,690)	(8,911)	(8,412)
Pro forma net income	$(96,133)	$(76,325)	$(57,252)

Loss per basic and diluted common share, as reported	$(1.81)	$(1.71)	$(1.25)
Pro forma loss per basic and diluted common share	$(2.01)	$(1.94)	$(1.46)

Foreign Currency Translation

Our Canadian operations are considered financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. Monetary items are translated at period end exchange rates; non-monetary items are translated at historical exchange rates; revenue and expense items are translated at average rates of exchange prevailing during the period; and depreciation and amortization are translated at the same exchange rate as the assets to which they relate. Monetary items consist primarily of current assets and current liabilities, such as cash, cash equivalents and investments and accounts payable, which are denominated in non-U.S. currencies. We recognized approximately $0.5 million in foreign currency gain during the year ended October 31, 2004. This amount has been classified in interest and other income on our consolidated statement of operations. No foreign currency gain or loss was recognized in prior years.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on August 1, 2005 as required.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows. The Company has applied the provisions of this accounting standard to its financial statements. Refer to Note 2. - Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the provisions of SFAS No. 151 and will it adopt on November 1, 2005, as required.

In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities,” which requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is inadequate to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The Company has evaluated the provisions of FIN No. 46R, as required, and determined that the Company did not have any material interest entities and did not have any variable interest entities that require consolidation into the Company’s financial statements.

Note 2.    Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets

During fiscal 2004, we acquired, Global Thermoelectric Inc. (Global) and subsequently divested its business units through the sale of Global on May 28, 2004 and the combination of our Canadian solid oxide fuel cell (SOFC) operations with Versa Power Systems (Versa), which was agreed to in October 2004 and closed in November 2004.

Sale of Global Thermoelectric Inc.

On May 28, 2004, we completed the sale of Global, and its TEG product line, for proceeds of approximately U.S. $15.9 million. Our SOFC technology development group, including intellectual property, employees, and manufacturing, research and development facilities, was consolidated into a new Canadian subsidiary, FuelCell Energy, Ltd. (formerly FCE Canada Inc.). Assets and liabilities relating to the SOFC business and the majority of Global’s cash was transferred to FuelCell Energy, Ltd. and FuelCell Energy, Inc. prior to the sale. In addition, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares issued by FuelCell Energy, Ltd.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

The following assets and liabilities of Global were divested:

Assets
Cash	$731
Accounts receivable, net	3,245
Inventories, net	3,836
Other assets	156
Intangible assets	1,733
Property, plant and equipment, net	1,573
Goodwill	10,457
Total assets sold	$21,731

Liabilities
Accounts payable	$536
Accrued liabilities	3,225
Long-term debt and other liabilities	417
Total liabilities sold	$4,178

The following table represents the results of this discontinued operation, net of related income taxes:

Year Ended October 31, 2004(1)
Product sales and revenues	$13,079
Cost of product sales	9,853
Operating expenses	2,217
Operating income	1,009
Provision for income taxes	163
Discontinued operations, net of tax	$846
            _____________
(1)	As we acquired Global on November 3, 2003, there were no discontinued operations in the prior year.

Sale of Solid Oxide Fuel Cell Assets

On October 19, 2004, we signed a definitive agreement to transfer substantially all of our Canadian SOFC assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. In exchange, we received 5,714 shares of Versa Power Systems, Inc. common stock, increasing our ownership position in Versa to 7,714 shares, or 42 percent. No cash was exchanged in the transaction. The consideration received by us in the transaction was determined based upon arms-length negotiations of the parties. This transaction closed on November 1, 2004. Refer to Note 20. - Subsequent Events.

Assets sold to Versa totaled approximately $12.4 million and are classified as held for sale on the consolidated balance sheet as of October 31, 2004.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

The following assets of the SOFC operation were divested:

Assets
Property, plant and equipment, net	$7,489
Goodwill	4,816
Other assets	39
Total assets sold	$12,344

As defined by EITF Issue 03-13, the Company will have an ongoing significant involvement in SOFC Operation given its 42 percent ownership interest. Therefore, results of the Canadian SOFC operation have been reported as continuing operations in the consolidated statements of operations and cash flows. In future periods, we will account for our ownership in Versa Power Systems, Inc, under the equity method of accounting.

Note 3. Business Combinations

Fiscal 2004 Summary

In November 2003, we acquired Global Thermoelectric, Inc. (Global), a leading developer of SOFC technology, headquartered in Calgary, Canada. Global was comprised of two divisions:

•	Manufacture and sale of thermoelectric generators (TEG).

•	Research and development of solid oxide fuel cells (SOFC)

This purpose of this acquisition was to strengthen our capabilities for the U.S. Department of Energy’s (DOE’s) Solid State Energy Conversion Alliance (SECA) program, which is funding the research and development of small scale SOFC technology. The acquisition also improved our financial position as Global had a cash and investment balance totaling approximately $55.7 million and property, plant and equipment in the SOFC division valued at approximately $11.2 million.

In May 2004, we sold Global and the TEG product line. We retained the SOFC technology development group including intellectual property, employees, and manufacturing, research and development facilities. On October 19, 2004, we signed a definitive agreement to transfer substantially all of our Canadian SOFC assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. Refer to Note 2 - Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets for further disclosure on these divestitures.

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

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

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

The measurement date was determined in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12 - “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. EITF 99-12 states that the measurement date is the date at “which the number of acquirer shares and the amount of consideration become fixed and determinable without subsequent revision.” In this transaction, the measurement date on which the shares to be issued became fixed and determinable was September 11, 2003 and the common stock valuation price was $9.91. Given this valuation price and according to the terms of the combination agreement, the exchange ratio was 0.279.

In accordance with SFAS 141, “Business Combinations”, we allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development based on their estimated fair values. The excess purchase price over the fair value was recorded as goodwill. The initial purchase price allocation was subsequently adjusted due to the sale of Global and the TEG product line. Assets and liabilities of the TEG product line were classified as held for sale as of the acquisition date. The adjusted purchase price allocation is as follows:

Purchase Price Allocation
Cash and investments	$55,781
Property and equipment	11,193
Other assets	641
Accounts payable and accrued liabilities	(5,185)
Accrued restructuring costs	(1,261)
Long term debt and other liabilities	(353)
Purchased in-process research and development	12,200
Assets held for sale(1)	19,107
Liabilities held for sale	(2,061)
Goodwill	4,760
Investment in Global	$94,822

____________
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

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

The $12.2 million allocated to in-process research and development (IPR&D) was determined using two established valuation techniques. The cost approach valuation method was used because the SOFC technology is early in its development cycle and reliable forecasts of future benefit do not exist. The market approach method was used to estimate the implied value of the SOFC technology by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid. An average of these two valuation techniques was used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs.”

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

Proforma Financial Information

Proforma information has not been provided as the businesses acquired were subsequently sold during fiscal 2004.

Note 4. Investments

Our short and long term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at October 31, 2004 and 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (losses)	Fair Value
At October 31, 2004
U.S. government obligations	$106,636	$--	$(190)	$106,446
At October 31, 2003
U.S. government obligations	$112,440	$108	$(17)	$112,531

Reported as:

	2004	2003
Short-term investments	$106,636	$93,750
Long-term investments	--	18,690
Total	$106,636	$112,440

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Short-term investments securities have maturity dates ranging from November 15, 2004 to August 31, 2005, and estimated yields ranging from 1.0 percent to 2.1 percent.

Note 5. Inventories

The components of inventory at October 31, 2004 and October 31, 2003 consisted of the following:

	2004	2003

Raw materials	$1,663	$3,611
Work-in-process	12,956	12,343
Total	$14,619	$15,954

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market (LCM) adjustment against gross inventory values. Our LCM adjustment, reducing gross inventory values to the reported amounts, was approximately $12.4 million and $10.8 million at October 31, 2004 and 2003, respectively.

Note 6. Accounts Receivable

Accounts receivable at October 31, 2004 and 2003 consisted of the following:

	2004	2003

U.S. Government:
Amount billed	$850	$725
Unbilled recoverable costs	1,804	1,594
Retainage	44	919
	2,698	3,238
Commercial Customers:
Amount billed	1,368	878
Unbilled recoverable costs	3,533	831
Retainage	-	1
	4,901	1,710
	$7,599	$4,948

Retainage represents amounts billed but not paid by customers pursuant to retainage provisions in the contracts that will be due upon completion of the contracts and acceptance by the customer and that may be collected over more than one year.

Unbilled recoverable costs represent amounts of revenue recognized on costs incurred on contracts in progress that are generally billed within the next 30 days.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Note 7. Property, Plant and Equipment

Property, plant and equipment at October 31, 2004 and 2003 consisted of the following:

	2004	2003	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,824	5,837	10-30 years
Machinery, equipment and software	48,576	48,225	3-8 years
Furniture and fixtures	2,217	2,184	6-10 years
Assets available for lease(1)	2,063	--	3 years
Construction in progress(2)	6,645	2,825
	$66,849	$59,595
Less, accumulated depreciation and amortization	(24,595)	(19,817)
Total	$42,254	$39,778
_____________
(1)	- Assets available for lease are two DFC 300 power plants which the company has designated available for lease. One of these assets is currently under lease to a customer and another is on loan to a government test facility.
(2)	- Included in construction in progress are costs to build power plants, which will service power purchase agreement (PPA) contracts. These plants are being constructed by joint ventures, which the Company is an 80 percent owner and, as a result, consolidated on our financial statements.

Depreciation expense was $6.5 million, $5.5 million and $3.1 million for the years ended October 31, 2004, 2003 and 2002, respectively.

Note 8. Other Assets

The components of other current assets at October 31, 2004 and October 31, 2003 consisted of the following:

	2004	2003
Advance payments to vendors (1)	$2,256	$169
Prepaid transaction costs (2)	-	2,582
R&D tax credit receivable (3)	456	1,120
Prepaid expenses and other	1,541	1,269
Total	$4,253	$5,140
_____________
(1)	- Advance payments to vendors related to inventory purchases. We provide for a lower of cost or market adjustment against these advance payments. This adjustment totaled approximately $1.1 million and $0.2 million at October 31, 2004 and 2003, respectively.
(2)	- Consists of legal and professional costs accumulated related to the acquisition of Global Thermoelectric, Inc. which were in the purchase price accounting as of the time of acquisition.
(3)	- Current portion of state research and development tax credits receivable. The majority of this balance is expected to be collected in fiscal 2005.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Other long-term assets at October 31, 2004 and 2003 consisted of the following:

	2004	2003
Power plant license (1)	$531	$820
State research and development tax credits receivable	--	1,045
Deposits and other	390	122
Total	$921	$1,987
_____________
(1)	- The power plant license is being amortized over 10 years on a straight-line basis. Accumulated amortization was $2.0 million and $1.7 million at October 31, 2003 and 2002, respectively.

Note 9. Equity investments

Equity investments include our investment in Versa Power Systems, Inc. totaling $2.0 million, which we account for on the cost basis of accounting. As of October 31, 2004 we held an ownership interest of approximately 16 percent in this non-public entity. Refer to Note - 20 subsequent events regarding our additional investment in Versa. We also have a 25 percent ownership interest in Xiamen Technology Co. LTD totaling approximately $0.1 million in which is accounted for under the equity method of accounting.

Note 10. Accrued Liabilities

Accrued liabilities at October 31, 2004 and 2003 consisted of the following:

	2004	2003

Accrued payroll and employee benefits	$3,004	$2,842
Accrued contract and operating costs	913	1,955
Accrued severance related costs	808	--
Accrued taxes and other	530	572
Total	$5,255	$5,369

Note 11. Long-Term Debt and Other Liabilities

Long-term debt and other liabilities include long term debt, capital leases and other long-term liabilities.

Long-term debt

Long-term debt at October 31, 2004 and 2003 consisted of the following:

	2004	2003

Notes payable	$1,388	$1,685
Less - current portion	(345)	(323)
Long-term debt, less current portion	$1,043	$1,362

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rates at October 31, 2004 and October 31, 2003 were 7.2 percent and 5.9 percent, respectively.

In October 2004 we entered in to a term loan agreement secured by the underlying asset to finance the purchase of a vehicle. Aggregate amount borrowed was approximately $0.02 million with an interest rate of 0.9 percent.

Aggregate annual principal payments under the loan agreements for the years subsequent to October 31, 2004 are as follows:

2005	$345
2006	371
2007	396
2008	276
Thereafter	--
$1,388
Capital leases

In fiscal 2004, we entered into capital equipment leases for a telephone and voice mail system that expire in 2 years. At October 31, 2004 and 2003, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2004	2003
Machinery, equipment and software	$390	$--
Less, accumulated depreciation and amortization	(8)	--
Total	$382	$--

Amortization of assets held under capital leases is included with depreciation expense.

Future minimum capital lease payments (principal and interest) as of October 31, 2004 are:

Capital
Year ending October 31:	leases
2005	$215
2006	126
Thereafter	--
Total minimum lease payments	341
Less amount representing interest (at rates of approximately 9.91%)	(25)
Present value of net minimum capital lease payments	316
Less current installments of obligations under capital leases	(194)
Obligations under capital leases, excluding current installments	$122

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Other long term liabilities

Other long term liability balances at October 31, 2004 and 2003 totaled:

	2004	2003

Other long term liabilities	$311	$122

Note 12. Shareholders' Equity

Options and Stock Purchase Plan

At October 31, 2004, 1,641,048 shares of common stock have been reserved for issuance pursuant to our stock option plans and our Section 423 Stock Purchase Plan. Refer to Note - 14 for additional disclosure related to these plans.

Preferred shares of subsidiary

In conjunction with our acquisition of Global, the Company assumed the preferred share obligation comprised of 1,000,000 Series 2 non-voting Preferred Shares. With the sale of the Global entity in May of 2004, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares (Preferred Shares) issued by FuelCell Energy, Ltd. The Preferred Shares are convertible at the option of the holder into a number of our common shares based on the fraction by which their face value of Cdn.$25.00 is of the conversion prices (in Canadian dollars) identified below:

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
___________
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

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Quarterly dividends of Cdn.$312,500 accrue on the Preferred Shares (subject to possible reduction pursuant to the terms of the Preferred Shares on account of increases in the price of FuelCell’s common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. During the year ended October 31, 2004, we paid cash dividends totaling Cdn. $500,000 to Enbridge.

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

The fair value of the preferred shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount.

Warrants

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of the new warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. The exercise prices of the warrants range from $13.78 to $18.73 per share and the warrants will expire between April 2005 and April 2007, if not exercised sooner.

Concurrent with the April 6, 2004 agreement, the first tranche of 200,000 warrants vested. The fair value of these warrants was determined to be $0.5 million. This has been recorded as other current assets on the consolidated balance sheet with the offsetting entry to additional paid in capital. In accordance with our warrant value recognition policy, a proportional amount of the fair value of the warrants will be recorded against the revenue, when recognized, as a sales discount. To date, discounts of approximately $0.1 million have been recognized against revenue. As of October 31, 2004, these warrants had not been exercised.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

On November 4, 2003, we signed an agreement with Enbridge, Inc. to sell DFC products in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of FuelCell Energy common stock exercisable on a graduated scale based on order flow. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006, if not exercised sooner. As of October 31, 2004 these warrants had not vested.

We had issued warrants enabling Caterpillar, Inc. (Caterpillar) to purchase up to 1,500,000 shares of our common stock that would be earned on a graduated scale contingent upon the level of order commitments to purchase our products. These warrants have expired as of October 31, 2004.

Investments by Strategic Partners

Three of our key business partners are shareholders of FuelCell Energy; MTU CFC Solutions GmbH (“MTU”), PPL Energy Plus LLC (“PPL”) and Marubeni, Inc. (“Marubeni”). These business partners have less then a 10 percent ownership interest in the Company and do not exercise management control over the business.

Note 13. Segment Information and Major Customers

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we use the “management” approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. Under SFAS No. 131, we have identified one business segment: fuel cell power plant production and research.

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents net revenues by country:

	Years ended October 31,
Revenues:	2004	2003	2002
United States	$23,355	$25,060	$36,473
Germany	1,605	3,935	4,183
Japan	6,426	4,795	575
Total	$31,386	$33,790	$41,231

 We have approximately $0.8 million of long-lived assets in Canada.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total net revenues during the three years ended October 31, 2004 are as follows:

	Years ended October 31,
	2004	2003	2002
U.S. Government (1)	60%	52%	81%
MTU	* %	12%	10%
Marubeni	20%	14%	*
__________
*	- Less than 10 percent of total revenues in period.
(1)	- Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 14. Employee Benefit Plans

Employee Savings Plans

The Capital Accumulation Plan (the “Plan”) for employees of FuelCell Energy, Inc. was established by us on January 19, 1987 and was last amended in June 2004. A three-member committee administers the Plan. The Plan is a 401(k) plan covering our full time employees who have completed and provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. We provide matching contributions equal to the employee’s deferred compensation, up to a maximum of 6 percent of the employee’s annual compensation. Participants are required to contribute a minimum of 3 percent in order to be eligible to participate and receive a Company match. Company contributions begin vesting after one year and are fully vested after five years. Under the Plan, there is no option available to the employee to receive or purchase our common stock. We charged $1.1 million, $1.1 million and $0.6 million under this plan to expense during the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

The FuelCell Energy, Inc. Money Purchase Plan, a defined contribution plan, was established on May 10, 1976 and was terminated and merged into the Capital Accumulation Plan effective February 1, 2003. All participant balances were transferred to the Capital Accumulation Plan. The Money Purchase Plan covered our full-time employees who completed one year of service. We contributed $0.0 million, $0.2 million and $0.5 million under this plan which was charged to expense during the years ended October 31, 2004, 2003 and 2002, respectively.

Stock Option Plans

The Board adopted the 1988 and 1998 Stock Option Plans (collectively the Plans). Under the terms of the Plans, options to purchase up to 10,206,000 shares of common stock may be granted to our officers, key employees and directors. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year. There were no stock appreciation rights outstanding at October 31, 2004 and 2003. Costs for fixed awards with pro-rata vesting are recognized on a straight-line basis.

The following table summarizes the Plans' activity for the years ended October 31, 2004, 2003 and 2002:

	Number of shares	Weighted average option price
Outstanding at October 31, 2001	4,156,802	$9.62
Granted	1,283,250	$12.70
Exercised	(213,716)	$1.55
Cancelled	(92,750)	$17.94

Outstanding at October 31, 2002	5,133,586	$10.57
Granted	655,000	$6.00
Exercised	(165,068)	$4.86
Cancelled	(289,252)	$15.69

Outstanding at October 31, 2003	5,334,266	$9.94
Granted and assumed in acquisitions	955,846	$13.523
Exercised	(515,798)	$5.718
Cancelled	(420,523)	$12.224

Outstanding at October 31, 2004	5,353,791

The following table summarizes information about stock options outstanding and exercisable at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Numbers outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28 -$5.10	1,742,348	3.1	$1.67	1,738,598	$1.67
$5.10 -$9.92	815,575	7.5	$6.26	337,820	$6.63
$9.92 -$14.74	1,487,250	7.9	$13.47	494,375	$13.56
$14.74 -$19.56	692,618	6.2	$17.51	588,743	$17.74
$19.56 -$24.39	308,500	6.4	$23.05	235,750	$23.07
$24.39 -$29.21	28,750	6.1	$26.09	23,750	$26.27
$29.21 -$34.03	214,750	6.0	$29.91	162,000	$29.91
$34.03 -$43.67	60,000	5.9	$38.00	60,000	$38.00
$43.67 -$48.49	4,000	6.0	$45.97	4,000	$45.97
	5,353,791	5.9	$10.63	3,645,036	$9.79

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the “ESPP”) on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period. As of October 31, 2004, there were 431,738 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits. As of October 31, 2004, we had 121 employees enrolled and participating in the ESPP.

Plan activity for the years ended October 31, 2004, 2003 and 2002, was as follows:

Number of Shares
Balance at October 31, 2001	515,788
Issued @ $13.29	(6,338)
Issued @ $13.47	(9,986)

Balance at October 31, 2002	499,464
Issued @ $4.905	(13,855)
Issued @ $5.20	(19,765)

Balance at October 31, 2003	465,844
Issued @ $5.338	(22,560)
Issued @ $13.77	(11,546)

Balance at October 31, 2004	431,738

SFAS No. 123 Assumptions and Fair Value

We have provided pro forma disclosures in Note 1 of these Notes to the Consolidated Financial Statements of the effect on net loss and loss per share as if the fair value method of accounting for stock compensation had been used for our employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Employee Stock Options:
Expected life (in years)	7.3	8.2	7.5
Risk-free interest rate	4.1%	4.13%	4.25%
Volatility	66.7%	66.8%	87.6%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan Shares:
Expected life (in years)	.5	.5	.5
Risk-free interest rate	1.26%	1.26%	2.93%
Volatility	64.3%	69.0%	89.2%
Dividend yield	0%	0%	0%

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

The following is a summary of weighted average grant date option values generated by application of the Black-Scholes model:

	2004	2003	2002

Employee Stock Option Plan	$8.94	$4.20	$10.24
Employee Stock Purchase Plan	$3.47	$1.68	$8.41

Note 15. Income Taxes

The components of (loss) income from continuing operations before income taxes for the fiscal years ended October 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

United States	$(65,740)	$(67,414)	$(48,840)
Foreign	(21,549)	--	--
Loss from continuing operations before income taxes	$(87,289)	$(67,414)	$(48,840)

The components of Federal income tax expense (benefit) were as follows for the years ended October 31, 2004, 2003 and 2002:

	2004	2003	2002

Current:
Federal	$--	$--	$(284)
Foreign	--	--	--
	--	--	(284)
Deferred:
Federal	--	--	291
Foreign	--	--	--
	--	--	291

Total income tax expense	$--	$--	$7

Franchise tax expense (income), which is included in administrative and selling expenses, was $0.5 million, $0.3 million and $(0.1) million for the years ended October 31, 2004, 2003 and 2002, respectively.

The reconciliation of the Federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Statutory Federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Nondeductible expenditures	--	--	--
Other, net	--	--	--
Valuation Allowance	34.0%	34.0%	34.0%
Effective income tax rate	0.0%	0.0%	0.0%

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Our Federal and State deferred tax assets and liabilities consisted of the following at October 31, 2004, 2003, and 2002:

	2004	2003	2002
Deferred tax assets:
Compensation and benefit accruals	$799	$895	$348
Bad debt and other reserves	387	371	361
Capital loss and tax credit carryforwards	102	102	140
Net Operating Loss	64,357	50,926	26,328
Inventory reserve	5,285	4,202	3,069

Gross deferred tax assets	70,840	56,496	30,246
Valuation allowance	(67,871)	(54,010)	(28,811)
Deferred tax assets after valuation allowance	2,969	2,486	1,435
Deferred tax liability:
Accumulated depreciation	2,969	(2,486)	(1,435)

Gross deferred tax liability	(2,969)	(2,486)	(1,435)

Net deferred tax assets (State and Federal)	$--	$--	$--

We continually evaluate our deferred tax assets as to whether it is "more likely than not" that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a full valuation allowance against our net deferred tax assets. Approximately $2.5 million of the valuation allowance will reduce additional paid in capital upon subsequent recognition of any related tax benefits.

At October 31, 2004, we had available, for Federal and State income tax purposes, net operating loss carryforwards of approximately $166.9 million and $151.7 million, respectively. The Federal net operating loss carryforwards expire in varying amounts from 2020 through 2024 while State net operating loss carryforwards expire in varying amounts from 2005 through 2024.

Certain transactions involving the Company’s beneficial ownership have occurred in Fiscal 2004 and prior years which may have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have not yet determined if any of the NOL and credits generated will be subject to limitation under Section 382. Management is currently reviewing whether or not an ownership change has occurred.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Note 16. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	2004	2003	2002
Weighted average basic common shares	47,875,342	39,342,345	39,135,256
Effect of dilutive securities(1)	--	--	--
Weighted average basic common shares adjusted for diluted calculations	47,875,342	39,342,345	39,135,256
__________
(1)	- We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. For the three years ended October 31, 2004, 2003 and 2002, the shares of potentially dilutive (in-the-money) stock options were, 3,645,036, 4,063,398 and 2,078,818 respectively. We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

Note 17. Commitments and Contingencies

Lease agreements

We lease certain computer and office equipment, the Torrington, CT manufacturing facility, additional manufacturing space in Danbury, CT, and office space in Pasadena, CA, under operating leases expiring on various dates through 2011. Rent expense was $1.2 million, $1.2 million and $1.0 million for the fiscal years ended October 31, 2004, 2003 and 2002, respectively. Aggregate minimum annual payments under the lease agreements for the years subsequent to October 31, 2004 are as follows;

2005	$1,328
2006	876
2007	876
2008	773
2009	773
Thereafter	598
$5,224

Service and warranty agreements

Once a fuel cell is installed at a customer site, the Company generally provides a one-year warranty period. As we have limited operating experience these costs are expensed as incurred. In addition, certain customers have agreed to extended service agreements whereby they will contract with us to provide routine maintenance, minimum operating levels and warranty on certain parts.

Royalty agreements

We have royalty agreements with MTU, Santa Clara and the Electric Power Research Institute (EPRI) pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. We have accrued approximately $0.3 million of royalty expense under these agreements. Through October 31, 2004, we have not paid any royalties. In connection with certain contracts and grants from the United States Department of Energy (DOE), we have agreed to pay the DOE 10 percent of the annual license income received from MTU, up to $0.5 million in total. Through 2004, we have paid the DOE a total of $0.4 million.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Legal Proceedings

We are not currently a party to any legal proceedings that, either individually or taken as a whole, that we believe could materially harm our business, prospects, results of operations or financial condition.

 Note 18. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Year Ended October 31,
	2004	2003	2003

Cash paid during the period for:
Interest	$137	$128	$160
Taxes	$480	$151	$218

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in acquisitions	$81,825	$--	$--
Capital lease obligations in connection with property and equipment	$390	$--	$--

Capital lease obligations are grouped with current and long term portion of long-term debt and other liabilities on the consolidated balance sheets.

Note 19.    Quarterly Information (Unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal years 2004 and 2003. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended October 31, 2004:
Revenues	$7,394	$7,049	$8,068	$8,875	$31,386
Operating loss	$(29,466)	$(19,663)	$(19,226)	$(21,288)	$(89,643)
Net loss from continuing operations	$(28,518)	$(19,155)	$(18,883)	$(20,784)	$(87,289)
Net loss1)	$(27,862)	$(18,869)	$(18,928)	$(20,784)	$(86,443)
Loss per basic and diluted commonshare:
Continuing operations	$(0.60)	$(0.40)	$(0.39)	$(0.43)	$(1.82)
Discontinued operations	$0.01	$--	$--	$--	$0.01
Net loss	$(0.59)	$(0.40)	$(0.39)	$(0.43)	$(1.81)

Year ended October 31, 2003:
Revenues	$10,293	$8,900	$7,276	$7,321	$33,790
Operating loss	$(16,976)	$(22,899)	$(15,893)	$(17,800)	$(73,568)
Net loss(1)	$(16,026)	$(20,988)	$(15,020)	$(15,380)	$(67,414)
Loss per basic and diluted common share:	$(0.41)	$(0.53)	$(0.38)	$(0.39)	$(1.71)

__________
(1)	- During the year ended October 31, 2004 we acquired and subsequently sold Global Thermoelectric, Inc. As a result, we recognized losses from discontinued operations related to this entity during fiscal 2004. There were no losses related to this entity in fiscal 2003.

FUELCELL ENERGY, INC. Notes to Consolidated Financial Statements For the years ended October 31, 2004, 2003, and 2002 (Tabular amounts in thousands, except share and per share amounts)

Note 20.    Subsequent Events

Preferred Share Offering

On November 11, 2004, FuelCell Energy, Inc. entered into a Purchase Agreement (“Purchase Agreement”) with Citigroup Global Markets Inc., RBC Capital Markets Corporation, Adams Harkness, Inc., and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (“Series B preferred stock”). On November 17, 2004, the Company closed on the sale of 100,000 shares of Series B preferred stock to the Initial Purchasers. Net proceeds to the Company were approximately $93.5 million.

Under the terms of the Purchase Agreement, the Initial Purchasers have an option through January 25, 2005 to purchase the remaining 35,000 shares and are entitled to indemnification from us in certain circumstances.

Sale of Canadian Solid Oxide Fuel Cell Operation to Versa Power Systems, Inc.

On November 1, 2004, pursuant to an asset purchase agreement (the “Agreement”), dated October 19, 2004, by and among FuelCell Energy, Inc. (“FuelCell”), its wholly-owned Canadian subsidiary, FuelCell Energy, Ltd., Versa Power Systems, Inc. (Versa), a Delaware corporation, and Versa Power Systems, Ltd., a Canadian corporation and wholly-owned subsidiary of Versa Power Systems, Inc., FuelCell Energy, Ltd. transferred substantially all of its solid oxide fuel cell (SOFC) assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. In exchange, FuelCell received 5,714 shares of Versa Power Systems, Inc. common stock, increasing FuelCell’s ownership position in Versa to 7,714 shares, or 42 percent. No cash was exchanged in the transaction. The consideration received by FuelCell in the transaction was determined based upon arms-length negotiations of the parties.

Pursuant to the terms of the transaction, we expect to incur cash costs in the range of approximately $1.0 million to $1.5 million related to severance and facility consolidations in Calgary, Canada. Approximately $0.1 million of this amount is related to severance payments to employees paid during the quarter ended October 31, 2004. The remaining payments are expected to be made during fiscal year 2005. In addition, we have committed to paying future severance costs for time and service accrued up to November 1, 2004 by employees that are moving to Versa in the event that they are terminated by Versa Power Systems, Ltd. (or its parent). Our liability for such severance costs is limited to the period commencing on November 1, 2004 through the earlier of (1) award of Phase 2 of the SECA program to FuelCell, (2) one year after completion of Phase 1 of the SECA program, or (3) February 26, 2008. Subsequent to this period, Versa Power Systems, Ltd. (or its parent) will be responsible for the severance liability for such employees. We estimate this liability at approximately $0.8 million.

Assets sold to Versa totaled approximately $12.4 million and were classified as held for sale on the consolidated balance sheet as of October 31, 2004. Upon closing on November 1, 2004, our total investment in Versa was approximately $14.4 million and will be classified as “Equity investments” in subsequent periods. We will account for this investment under the equity method in future periods.

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

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Information not included in Part III is incorporated herein by reference from the Company’s 2005 Proxy Statement used in connection with its Annual Meeting to be filed with the SEC within 120 days from fiscal year end.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The directors of the Company and their ages are as follows:

NAME	AGE	DIRECTOR SINCE
Jerry D. Leitman	62	1997
Warren D. Bagatelle	66	1988
Michael Bode	60	1993
Thomas R. Casten	62	2000
James D. Gerson	61	1992
Thomas L. Kempner	77	1988
William A. Lawson	71	1988
Charles J. Murphy	57	2002
George K. Petty	63	2003
John A. Rolls	63	2000

Jerry D. Leitman. Mr. Leitman has been President and Chief Executive Officer since August 1997 and became Chairman of the Board in June 2002. Mr. Leitman was previously President of Jaydell Inc., a personal investment-Sub S Corporation from 1995 to 1997. From 1992 to 1995, Mr. Leitman was President of Asea Brown Boveri’s (ABB) global air pollution control businesses. Prior to joining ABB, Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational company, responsible for FLAKT’s worldwide industrial businesses from 1989 to 1992. Mr. Leitman is also a Director and Chairman of the Compensation Committee of Esterline Technologies Inc.

Warren D. Bagatelle. Mr. Bagatelle has been a Managing Director of Loeb Partners Corporation since 1988 and a general partner of Loeb Investors Co. LXXV, an investment partnership and an affiliate of Loeb Partners Corporation. Mr. Bagatelle is a Director of VirtualsScopics, LLC, Electro Energy, Inc. and Matrix Ascent Partners, LLC.

Michael Bode. Mr. Bode became Chief Executive Officer of MTU CFC Solutions GmbH, a company of Daimler Chrysler, AG, in January 2003. Mr. Bode was Executive Vice President and Director of the New Technology Group of MTU Friedrichshafen GmbH from July 1993 to February 2003. From 1990 to 1993 Mr. Bode was Vice President and Director of the New Technology group of the Space Transportation and Propulsion Systems division of Deutsche Aerospace AG a subsidiary of Daimler-Benz Corp. Mr. Bode joined Messerschmitt-Bolkow-Blohm GmbH in 1974, where he held a variety of positions. Mr. Bode serves as a Director of BI New Energy Solutions.

Thomas R. Casten. Mr. Casten currently serves as Chairman and Chief Executive Officer of Primary Energy Ventures, LLC, which has, via its predecessor Private Power LLC, been in operation since 2001. From 1989 to 2000, Mr. Casten was President and Chief Executive Officer of Trigen Energy Corporation, a company involved in alternative energy generation. Mr. Casten is the Chairman of the World Alliance for Decentralized Energy working to advance distributed power worldwide. Mr. Casten serves as a Director of Primary Energy Holdings, LLC.

James D. Gerson. Mr. Gerson is a private investor. He was Vice President of Oppenheimer & Co. (formerly Fahnestock & Co., Inc.) from March 1993 until April 2003, where he held a variety of positions in the corporate finance, research, and portfolio management areas. Mr. Gerson also serves as a Director of American Power Conversion Corp. and is Chairman of the Board of Evercel, Inc.

Thomas L. Kempner. Mr. Kempner was Chairman of the Board from March 1992 to August 1997. He has been Chairman and Chief Executive Officer of Loeb Partners Corporation since 1979 and a general partner of Loeb Investors Co. LXXV, an investment partnership and an affiliate of Loeb Partners Corporation. Mr. Kempner is also a Director of IGENE Biotechnology, Inc., Intermagnetics General Corporation, CCC Information Services Group, Inc., Insight Communications Company, Inc., Dyax Corporation, and Intersections, Inc. and Director Emeritus of Northwest Airlines, Inc.

William A. Lawson. Mr. Lawson has been President of W.A. Lawson Associates, an industrial and financial consulting firm, since 1987. Mr. Lawson is past Chairman of the Board of Directors of Newcor, Inc. Mr. Lawson is a Director of Evercel, Inc.

Charles J. Murphy. Mr. Murphy is currently a Senior Advisor at Credit Suisse First Boston as well as an Adjunct Professor at NYU's Stern School of Business. Over the last several years he has worked as a senior investment banker/advisor at Allegheny Energy, Merrill Lynch, Pierce, Fenner & Smith and J.P. Morgan, specifically in the Energy, Power and Energy Technology areas. From 1976 to 1996, Mr. Murphy was an investment banker at Credit Suisse First Boston where he was a member of the Executive Board, the head of the Global Equity Department and co-head of the Investment Banking Department.

George K. Petty. Mr. Petty has been Chairman and President of AmCan, Inc. a Sub-chapter S corporation specializing in the telecommunications field since 1999. Mr. Petty was President and Chief Executive Officer of Telus Corporation, a Canadian telecommunications company, from 1994 to 1999. Previously, he was Vice President of Global Business Service for AT&T and Chairman of the Board of World Partners, the Global Telecom Alliance. Mr. Petty is a Director of AmCan, Inc, Enbridge, Inc., Enbridge Energy Partners, L.P, Enbridge Energy Management, Inc. and Enbridge Energy Company, Inc.

John A. Rolls. Mr. Rolls has been President, Chief Executive Officer and a principal investor in Thermion Systems International since 1996. He is a Director and Chairman of the Finance Committee of both Bowater Inc. and MBIA Inc. Mr. Rolls was President and Chief Executive Officer of Deutsche Bank North America from 1992 through 1996. From 1986 through 1992, Mr. Rolls was Executive Vice President and Chief Financial Officer for United Technologies Corp. Previously, he was Senior Vice President and Chief Financial Officer of RCA Corporation.

EXECUTIVE OFFICERS OF THE COMPANY

In addition to Mr. Leitman, the other executive officers of the Company and their ages are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Dr. Hansraj C. Maru	60	Executive Vice President, Chief Technical Officer
Christopher R. Bentley	62	Executive Vice President, Chief Operating Officer
Joseph G. Mahler	52	Senior Vice President, Chief Financial Officer, Treasurer & Corporate Secretary
Herbert T. Nock	55	Senior Vice President of Marketing and Sales
R. Daniel Brdar	45	Vice President of Product Development

Dr. Hansraj C. Maru. Dr. Maru has been Executive Vice President since December 1992 and was appointed Chief Technology Officer in August 2000. Mr. Maru was a director of the Company from December 1992 to March 2004. Dr. Maru was Chief Operating Officer from December 1992 to December 1997. Prior to that he was Senior Vice President—Research and Development. Prior to joining us in 1977, Dr. Maru was involved in fuel cell development at the Institute of Gas Technology. Dr. Maru received a Ph.D. in Chemical Engineering from the Illinois Institute of Technology in 1975.

Christopher R. Bentley. Mr. Bentley has been Executive Vice President since September 1990 and Chief Operating Officer since August 2000. Mr. Bentley was a director of the Company from June 1993 to March 2004. Mr. Bentley was President of Fuel Cell Manufacturing Corporation, our former subsidiary, from September 1990 to December 1997. From 1985 through 1989, he was Director of Manufacturing (1985), Vice President and General Manager (1985-1988) and President (1988-1989) of the Turbine Airfoils Division of Chromalloy Gas Turbine Corporation, a major manufacturer of gas turbine hardware. Mr. Bentley received a BSME from Tufts University in 1966.

Joseph G. Mahler. Mr. Mahler joined us in October 1998 as Senior Vice President, Chief Financial Officer, Corporate Secretary and Treasurer. Mr. Mahler worked for Ernst & Young from 1974 - 1992 in the New York and Hartford offices. In Hartford, he was a partner in the Entrepreneurial Services Group. From 1993 to 1998, Mr. Mahler was Vice President—Chief Financial Officer at Earthgro, Inc. Mr. Mahler received a BS in Accounting from Boston College in 1974.

Herbert T. Nock. Mr. Nock joined us in August 2000 as Senior Vice President of Marketing and Sales. Mr. Nock previously worked for General Electric’s Power Systems business for 29 years, most recently as Product General Manager for small gas turbine products. Mr. Nock received his BS in Mechanical Engineering from Worcester Polytechnic Institute in 1971 and his MBA from Boston University in 1977.

R. Daniel Brdar. Mr. Brdar joined us in January 2001 as Vice President of Distributor Operations and has been Vice President of Product Development since June 2003. Prior to joining FuelCell Energy, Mr. Brdar was the Gas Turbine Product Manager for General Electric's (GE) Power Systems business. Before joining GE, he led the U.S. Department of Energy’s Power Systems Product Management organization. Mr. Brdar received his BS in Engineering from the University of Pittsburgh in 1981.

The Company has a Code of Ethics, as defined in SEC rules, that applies to its principal executive officer, its principal financial officer and its principal accounting officer.

The Board of Directors has determined that at least one of the independent directors serving on the Audit Committee, Warren D. Bagatelle, is an audit committee financial expert, as the Securities and Exchange Commission has defined that term.

SECTIONS 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company.

Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, the Company believes that during the last fiscal year all required filings were timely made as required by Section 16(a) except as follows: R. Daniel Brdar, and James Gerson were each delinquent in the filing of one Form 4 or 5 representing one transaction each and Jerry Leitman was delinquent in the filing of one Form 4 or 5 representing two transactions. Joseph Mahler and Hansraj Maru were each delinquent in the filing of two Forms 4 or 5 representing two transactions each and Herbert Nock and Christopher Bentley were delinquent in the filing of two Forms 4 or 5 representing an aggregate of three transactions each. All forms were subsequently filed. SEC rules require the Company to disclose all known delinquent Section 16(a) filings by its officers, directors and ten percent stockholders.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 2004, 2003 and 2002, of those persons who were at October 31, 2004 (i) the chief executive officer and (ii) the four other most highly compensated executive officers of the Company (collectively, the “Named Officers”).

	ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	LONG TERM COMPENSATION AWARDS SECURITIES UNDERLYING OPTIONS #	ALL OTHER COMPENSATION (1) ($)

Jerry D. Leitman	2004	388,250	186,000	-0-	14,014
President, Chief	2003	383,711	180,500	-0-	19,571
Executive Officer	2002	373,888	180,000	200,000	18,000

Christopher R. Bentley	2004	274,673	65,750	20,000	11,663
Executive Vice President	2003	271,269	63,750	10,000	15,752
and Chief Operating Officer	2002	261,908	76,000	45,000	18,000

Joseph G. Mahler	2004	237,154	60,000	20,000	11,480
Senior Vice President	2003	234,731	55,000	10,000	15,242
Chief Financial Officer	2002	226,161	67,000	45,000	18,000
Corporate Secretary and Treasurer

Hansraj C. Maru	2004	216,135	50,700	10,000	10,385
Executive Vice President	2003	215,983	47,000	10,000	14,838
and Chief Technology Officer	2002	209,405	53,000	30,000	18,000

Herbert T. Nock	2004	207,981	47,500	15,000	10,192
Senior Vice President,	2003	204.923	50,000	50,000	14,905
Marketing and Sales	2002	193,914	53,000	50,000	21,090
___________
(1)	- Represents employer contributions to the Defined Contribution Pension Plan and employer contributions to the Section 401(k) Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 11, 2005 with respect to: (a) the only shareholders known to management to own beneficially more than 5% of the outstanding common stock of FuelCell; (b) each of FuelCell’s directors; (c) each of the executive officers of FuelCell named below in the Summary Compensation Table under the heading “Executive Compensation”; and (d) in summary, all of FuelCell’s directors and executive officers as a group. Information in this table with respect to Common Stock includes shares of Common Stock issuable upon the exchange of Exchangeable Shares.

Unless indicated otherwise the address of each holder is in care of FuelCell Energy, Inc., 3 Great Pasture Road, Danbury, Connecticut 06813-1305.

Name	Shares of Common Stock owned Beneficially		Percentage of Outstanding Common Stock (1)

Jerry D. Leitman	1,420,056	(2)	2.87

Warren D. Bagatelle c/o Loeb Partners Corp. 61 Broadway New York, NY 10006	1,094,992	(3) (4)	2.27

Christopher R. Bentley	384,900	(5)	*

Michael Bode c/o MTU CFC Solutions GmbH Postfach D-81663 München Germany	2,746,548	(6)	5.70

Thomas R. Casten c/o Primary Energy 200 York Road Suite 129 Oak Brook, IL 60523	40,000	(7)	*

James D. Gerson	1,342,796	(8)	2.79

Thomas L. Kempner c/o Loeb Partners Corp. 61 Broadway New York, NY 10006	507,192	(3), (9)	1.05

William A. Lawson	91,000	(10)	*

Joseph G. Mahler	269,806	(11)	*

Hansraj C. Maru	222,853	(12)	*

Charles J. Murphy c/o Credit Suisse First Boston 11 Madison Avenue 19th Floor New York, NY 10010	20,000	(13)	*

Herbert T. Nock	370,000	(14)	*

George K. Petty	235,286	(15)	*

John A. Rolls c/o Thermion Systems International 611 Access Road Stratford, CT 06615	48,000	(16)	*

Daimler Benz affiliate MTU Friedrichshafen GmbH (“MTU”) Maybachplatz 1 88045 Friedrichshafen Germany	2,746,548		5.70

Wellington Management Company, LLP 75 State Street Boston, MA 02109	6,702,940	(17)	13.92

All Directors and Executive Officers as a Group (15persons)	5,668,338	(18)	11.15

* Less than one percent.

(1)	Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed.
(2)	Mr. Leitman’s shareholdings include options to purchase 1,398,000 shares of Common Stock, which are currently exercisable or are exercisable within 60 days.
(3)	Warren Bagatelle and Thomas L. Kempner, by virtue of being general partners of Loeb Investors Co. LXXV, may each be deemed to beneficially own 491,192 shares of stock owned by Loeb Investors Co. LXXV.
(4)	Mr. Bagatelle’s shareholdings include options to purchase 16,000 shares of Common Stock, which are currently exercisable and 491,192 shares of stock owned by Loeb Investors Co. LXXV.
(5)	Mr. Bentley’s shareholdings include options to purchase 206,750 shares of Common Stock, which are currently exercisable or are exercisable within 60 days. Mr. Bentley’s shareholdings include 100 shares held by his wife, Karen Bentley. Mr. Bentley disclaims beneficial ownership of the securities held by his wife.
(6)	Mr. Bode is an executive officer of MTU CFC Solutions GmbH, a company of Daimler Chrysler, AG. MTU-Friedrichshafen GmbH holds 2,746,548 shares of Common Stock.
(7)	Mr. Casten’s shareholdings include options to purchase 40,000 shares of Common Stock, which are currently exercisable.
(8)	Mr. Gerson’s shareholdings include 113,200 shares held by his wife, Barbara Gerson, as Custodian for one child and 241,800 shares held by a private foundation, of which Mr. Gerson is President and a Director. Mr. Gerson disclaims beneficial ownership of the securities held by his wife and by the private foundation. Mr. Gerson’s shareholdings include options to purchase 16,000 shares of Common Stock, which are currently exercisable.
(9)	Mr. Kempner’s shareholdings include options to purchase 16,000 shares of Common Stock, which are currently exercisable and 491,192 shares of stock owned by Loeb Investors Co. LXXV.
(10)	Mr. Lawson’s shareholdings include options to purchase 16,000 shares of Common Stock, which are currently exercisable.
(11)	Mr. Mahler’s shareholdings include options to purchase 226,550 shares of Common Stock, which are currently exercisable or are exercisable within 60 days.
(12)	Dr. Maru’s shareholdings include options to purchase 191,500 shares of Common Stock, which are currently exercisable or are exercisable within 60 days.
(13)	Mr. Murphy’s shareholdings include options to purchase 20,000 shares of Common Stock, which are currently exercisable.
(14)	Mr. Nock’s shareholdings include options to purchase 370,000 shares of Common Stock, which are currently exercisable or are exercisable within 60 days.
(15)	Mr. Petty, by virtue of being a director of Enbridge, may be deemed to beneficially own 225,286 shares of Common Stock, which are issuable upon conversion of the Global Preferred Stock held by Enbridge. Mr. Petty is a director of Enbridge. Mr. Petty disclaims beneficial interest of these shares. Mr. Petty’s shareholdings include options to purchase 10,000 shares of Common Stock, which are currently exercisable.
(16)	Mr. Roll’s shareholdings include options to purchase 40,000 shares of Common Stock, which are currently exercisable.
(17)	Based upon information contained in Schedule 13F for the period ending September 30, 2004.
(18)	Includes options to purchase 2,677,300 shares of Common Stock, which are currently exercisable or are exercisable within 60 days and 225,286 shares of Common Stock issuable upon conversion of the Global Preferred Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MTU-Friedrichshafen GmbH

MTU-Friedrichshafen GmbH holds 2,746,548 shares of FuelCell Energy common stock. FuelCell Energy has certain business relationships with its subsidiary; MTU CFC Solutions (MTU).

In December of 1999, the Company entered into an agreement with Daimler Chrysler affiliate MTU-Friedrichshafen GmbH granting an exclusive license to use the Company's Direct Fuel Cell (DFC) patent rights and know how in Europe and the Middle East and a non-exclusive license in South America and Africa subject to certain rights of the Company and others. This license agreement was assigned to MTU in February 2003. MTU has agreed to make any improvements to the Company's DFC available to the Company.  MTU plans to conduct further research, development, manufacturing and marketing programs in the area of carbonate fuel cell technology and has agreed to negotiate a license grant of the results to the Company.  In addition, MTU has agreed to pay a royalty based on kilowatts of electrical generating capacity using the Company's DFC made or sold by MTU or its permitted licensees, including a minimum annual royalty commencing in 2000.  Pursuant to this agreement, MTU paid the Company $300,000 in royalties in fiscal year 2004.

In July 1998, the Company entered into a Cross-Licensing and Cross-Selling Agreement with MTU-Friedrichshafen GmbH which was also assigned to MTU in February 2003. In this license MTU and the Company have granted to each other the right to manufacture and sell each other's stationary power fuel cell products in their respective regions. Each company will pay the other royalties based upon sales. Mr. Bode, a director of the Company, is an executive officer of an affiliate of MTU, and MTU is a significant shareholder of the Company.  The Company believes that the terms of its transactions with MTU are no less favorable to the Company than it could have obtained from an unaffiliated third party.

During fiscal year 2004, the Company sold to MTU fuel cell components for approximately $1.6 million.

Strategic Alliance with Enbridge Inc.

On November 4, 2003, the Company entered into a strategic alliance agreement with Enbridge to distribute FuelCell's products in Canada. As part of the agreement, Enbridge received warrants to purchase 500,000 shares of FuelCell Energy common stock. The agreement calls for the warrants to be exercisable on a graduated scale based on order flow generated by Enbridge. The full quantity of warrants will vest with order commitments for 20 megawatts of DFC power plants. The exercise prices of the warrants range from $14.65 to $19.04 per share and the warrants will expire in November 2006.  Enbridge also holds shares of Series 2 Preferred Stock issued by Global, a subsidiary of the Company, which are presently convertible into 225,286 shares of the Company's Common Stock.  George K. Petty, a member of the Board of Directors of the Company, is a director of Enbridge.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company's annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company's Forms 10-Q. These fees also include statutory audit work performed with respect to the acquisition of Global on November 3, 2003. The aggregate audit fees billed to the Company by KPMG LLP for the fiscal year ended October 31, 2004 were $324,754. The aggregate audit fees billed to the Company by KPMG LLP for the fiscal year ended October 31, 2003 were $305,570. The audit fees for the year ended October 31, 2003 also included statutory audit work performed with respect to the acquisition of Global on November 3, 2003.

Audit-Related Fees

Audit-related fees include accounting advisory services related to the audit of the Company's employee benefit plans, the adoption of new accounting standards and special one-time events. The aggregate audit-related fees billed to the Company by KPMG for the fiscal year ended October 31, 2004 were $36,150. The aggregate audit-related fees billed to the Company by KPMG for the fiscal year ended October 31, 2003 were $35,350.

Tax Fees

Fees paid to KPMG LLP for tax services for 2004 were approximately $370,796, including $65,900 for tax return and compliance work, and $304,896 for acquisition costs and special projects. Fees paid to KPMG LLP for tax services for 2003 were approximately $244,585, including $73,630 for tax return and compliance work, and $170,955 for acquisition costs and special projects.

Other Fees

Other than fees relating to the services described above under Audit Fees, Audit-Related Fees and Tax Fees, there were no additional fees billed by KPMG LLP for services rendered to the Company for the fiscal year ended October 31, 2004 or the fiscal year ended October 31, 2003.

As set forth in its charter, it is the policy of our Audit Committee to pre-approve all audit and non-audit services provided by KPMG.  Our Audit Committee has considered whether the provision of KPMG LLP's services other than for the annual audit and quarterly reviews is compatible with their independence and has concluded that it is.

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

(B) REPORTS ON FORM 8-K

We filed on Form 8-K dated August 31, 2004 under Item 2.02 a press release announcing our third quarter 2004 results and year to date accomplishments.

We filed on Form 8-K dated October 25, 2004 under Items 1.01, 2.05, and 9.01 a press release and an asset purchase agreement related to our sale of substantially all FuelCell Energy, Ltd.’s solid oxide fuel cell (SOFC) assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. In exchange, we will receive 5,714 shares of Versa Power Systems, Inc. common stock.

(A) (3) EXHIBITS

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated September 21, 1999)

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

10.6
**License Agreement, dated February 11, 1988, between EPRI and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21
*FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26
Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Bölkow-Blohm and the Company (incorporated by reference to exhibit of the same number contained in the Company's Amendment No. 3 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 24, 1992)

10.27
Cross-Licensing and Cross-Selling Agreement, as amended December 15, 1999, between the Company and MTU Motoren-Und Turbinen-Union Friedrichshafen GmbH (“MTU”) (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended January 31, 2000)

10.31
License Agreement for The Santa Clara Demonstration Project between the Company and the Participants in the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description

10.32
Security Agreement for the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.33
Guaranty By FuelCell Energy, Inc., dated September 16, 1993, for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.36
*The FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.39
**Cooperative Agreement, dated December 20, 1994, between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.40
Loan and Security Agreement between the Company and MetLife Capital Corporation (incorporated by reference to exhibit of the same number contained in the Company's 10-KSB for fiscal year ended October 31, 1995 dated January 17, 1996)

10.41
*Amendment No. 2 to the FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.42
*Amendments to the FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company's 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.47
Amendment of Cooperative Agreement dated September 5, 1996 between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the fiscal year ended October 31, 1998)

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description

10.48
*Employment Agreement between FuelCell Energy, Inc. and the Chief Financial Officer, Treasurer and Secretary, dated October 5, 1998 (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the fiscal year ended October 31, 1998)

10.49
*Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer, dated August 1, 1997 (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the fiscal year ended October 31, 1997)

10.53	*Amendment to the FuelCell Energy, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended July 31, 1998)

10.54	*The FuelCell Energy, Inc. 1998 Equity Incentive Plan (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended July 31, 1998)

10.55
Lease agreement, dated March 8, 2000, between the Company and Technology Park Associates, L.L.C. (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended April 30, 2000)

10.56
Security agreement, dated June 30, 2000, between the Company and the Connecticut Development Authority (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended July 31, 2000)

10.57
Loan agreement, dated June 30, 2000, between the Company and the Connecticut Development Authority (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended July 31, 2000)

10.58
*Modification, dated June 20, 2002, to the Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended July 31, 2002)

14
Code of Ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer. (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the year ended October 31, 2004)

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description

21	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

.	* Management Contract or Compensatory Plan or Arrangement **Confidential Treatment has been granted for portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

By:	/s/ Jerry D. Leitman

Jerry D. Leitman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registratrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry D. Leitman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	January 14, 2005
Jerry D. Leitman

/s/ Joseph G. Mahler	Senior Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Accounting and Financial Officer)	January 14, 2005
Joseph G. Mahler

/s/ Warren D. Bagatelle	Director	January 14, 2005
Warren D. Bagatelle

/s/ Michael Bode	Director	January 13, 2005
Michael Bode

/s/ Thomas R. Casten	Director	January 14, 2005
Thomas R. Casten

/s/ James D. Gerson	Director	January 14, 2005
James D. Gerson

/s/ Thomas L. Kempner	Director	January 14, 2005
Thomas L. Kempner

/s/ William A. Lawson	Director	January14, 2005
William A. Lawson

/s/ Charles J. Murphy	Director	January 14, 2005
Charles J. Murphy

/s/ George K. Petty	Director	January 14, 2005
George K. Petty

Director
John A. Rolls

INDEX OF EXHIBITS

Exhibit 21	Subsidiaries of the registrant

Exhibit 23.1	Consent of Independent Accountants

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes_Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes_Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

