Form 10-Q
period 2005-01-31
FUELCELL ENERGY INC
filed 2005-03-14
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File Number 1-14204

FUELCELL ENERGY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	06-0853042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Great Pasture Road
Danbury, Connecticut 06813
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (203) 825-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    No

Common Stock, par value $.0001 per share, outstanding at March 1, 2005; 48,186,299.

FUELCELL ENERGY, INC

FORM 10-Q

As of and For the Three Month Period Ended January 31, 2005

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	January 31, 2005 (Unaudited)	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$168,744	$45,759
Investments: U.S. treasury securities	51,694	106,636
Accounts receivable, net	7,721	7,599
Inventories, net	13,285	14,619
Other current assets, net	4,007	4,253
Total current assets	$245,451	$178,866

Property, plant and equipment, net	41,892	42,254
Investments: long-term U.S. treasury securities	10,999	--
Assets held for sale	--	12,344
Equity Investments	13,685	2,125
Other assets, net	673	921
Total assets	$312,700	$236,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$562	$539
Accounts payable	5,835	9,526
Accrued liabilities	6,288	5,255
Deferred license fee income	263	37
Deferred revenue	5,700	6,713
Total current liabilities	$18,648	$22,070

Long-term debt and other liabilities	1,217	1,476
Total liabilities	$19,865	$23,546

Shareholders’ equity:
Preferred stock ($0.01 par value); 200,000 shares authorized at January 31, 2005 and October 31, 2004:
Series B Convertible Preferred Stock; 105,875 shares issued and outstanding at January 31, 2005.	1	--
Common stock ($.0001 par value); 150,000,000 shares authorized and 48,163,474 and 48,132,694 shares issued and outstanding at January 31, 2005 and October 31, 2004, respectively	5	5
Preferred shares of subsidiary	10,181	10,259
Additional paid-in capital	522,825	424,621
Accumulated deficit	(240,177)	(221,921)
Total shareholders’ equity	$292,835	$212,964
Total liabilities and shareholders’ equity	$312,700	$236,510

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2005	2004
Revenues:
Product sales and revenues	$5,032	$2,028
Research and development contracts	2,522	5,366
Total revenues	$7,554	$7,394

Costs and expenses:
Cost of product sales and revenues	13,713	7,623
Cost of research and development contracts	2,814	7,471
Administrative and selling expenses	3,130	3,701
Purchased in-process research and development	--	12,200
Research and development expenses	5,233	5,865
Total costs and expenses	$24,890	$36,860

Loss from operations	$(17,336)	$(29,466)

License fee income, net	71	67
Interest expense	(42)	(37)
Loss from equity investments	(340)	--
Interest and other income, net	875	918

Net loss from continuing operations before provision for income tax	$(16,772)	$(28,518)

Provision for income taxes	--	--

Net loss from continuing operations	$(16,772)	$(28,518)

Discontinued operations, net of tax	(1,252)	656

Net loss	$(18,024)	$(27,862)

Preferred stock dividends	(1,342)	(240)

Net loss to common shareholders	$(19,366)	$(28,102)

Loss per share basic and diluted:
Continuing operations	$(0.37)	$(0.60)
Discontinued operations	(0.03)	0.01
Net loss to common shareholders	$(0.40)	$(0.59)
Basic and diluted weighted average shares outstanding	48,152,998	47,368,764

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(18,024)	$(27,862)
Adjustments to reconcile net loss to net cash used in
operating activities, net of effects of acquisition:
(Income)/loss from discontinued operations	1,252	(656)
Asset impairment	994	--
Loss in equity investments	340	--
Purchased in process research and development	--	12,200
Depreciation and amortization	1,897	2,569
Loss on disposal of assets	--	6
Provision for doubtful accounts	6	(10)
(Increase) decrease in operating assets:
Accounts receivable	(128)	(2,577)
Inventories	1,336	1,377
Other current assets	491	3,201
Increase (decrease) in operating liabilities:
Accounts payable	(3,691)	(8,374)
Accrued liabilities	(420)	3,548
Deferred revenue	(1,013)	2,899
Deferred license fee income and other	225	225
Net cash used in operating activities	$(16,735)	$(13,454)

Cash flows from investing activities:
Capital expenditures	(3,264)	(752)
Treasury notes matured	59,253	11,353
Treasury notes purchased	(15,354)	(9,249)
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transaction costs	--	53,029

Net cash provided by (used in) investing activities	$40,635	$54,381

Cash flows from financing activities:
Repayment on long-term debt	(84)	(76)
Net proceeds from issuance of preferred stock	99,007	--
Common stock issued for Option and Stock Purchase Plans	161	889

Net cash provided by financing activities	$99,084	$813

Net Cash provided by discontinued operations	--	200

Net increase (decrease) in cash and cash equivalents	$122,984	$41,940

Cash and cash equivalents-beginning of period	45,759	41,000
Cash and cash equivalents-end of period	$168,743	$82,940

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
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

Basis of Presentation - Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2005 have been included. The balance sheet as of October 31, 2004 has been derived from the audited financial statements at that date.

The results of operations and cash flows for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2004 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries. Intercompany accounts and transactions have been eliminated. Alliance Monterrey, LLC and Alliance Chico, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements with the City of Santa Barbara and the Sierra Nevada Brewery Co. The financial results of the joint ventures were consolidated with those of FuelCell, which owns 80 percent of each entity.

Certain reclassifications have been made to our prior year amounts to conform to the 2005 presentation.

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. As of November 1, 2004, all Canadian business operations were transferred to Versa Power Systems, Inc. (refer to Note 2 - Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets) but we do retain the legal entity in Canada with certain monetary balances (primarily cash). We recognized approximately $0.03 million in foreign currency loss and $0.3 million in foreign currency gain during the three months ended January 31, 2005 and 2004, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2005	2004
Net loss to common shareholders, as reported	$(19,366)	$(28,102)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,625)	(2,238)
Pro forma net loss to common shareholders	$(20,991)	$(30,340)

Loss per basic and diluted common share to common shareholders, as reported	$(0.40)	$(0.59)
Pro forma loss per basic and diluted common share to common shareholders	$(0.44)	$(0.64)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the corporation had been following the fair value approach since the beginning.

Comprehensive Loss

Comprehensive loss totaled $(18,256) for the three months January 31, 2005. Comprehensive loss included an adjustment to retained earnings totaling approximately $0.2 million as a result from switching from the cost to equity method of accounting for our investment in Versa Power, Ltd. Refer also to Note 3 - Equity Investments.

Comprehensive loss totaled $(27,862) for the three months ended January 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it on August 1, 2005 as required.

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows. We applied the provisions of this accounting standard to our financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.

Note 2.    Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets

During fiscal 2004, we acquired, Global Thermoelectric Inc. (Global) and subsequently divested its generator business unit through the sale of Global on May 28, 2004. The following table represents the results of discontinued operations, net of related income taxes:

	Three months ended January 31,
	2005(1)	2004(2)
Product sales and revenues	$--	$5,945
Cost of product sales	--	4,354
Asset impairments and facility exit costs	1,252	--
Operating expenses	--	764
Operating income / (loss)	$(1,252)	$827
Provision for income taxes	--	171
Discontinued operations, net of tax	$(1,252)	$656

(1)
During the three months ended January 31, 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities which resulted in total loss from discontinued operations of approximately $1.3 million.

(2)
During fiscal 2004 we acquired Global Thermoelectric Inc. (Global) and subsequently divested its generator business unit through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. Income, net of taxes related to the generator business totaled approximately $0.7 million for the three months ended January 31, 2004.

Sale of Solid Oxide Fuel Cell Assets

On October 19, 2004, we signed a definitive agreement to transfer substantially all of our Canadian SOFC assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. This transaction closed on November 1, 2004. In exchange, we received 5,714 shares of Versa Power Systems, Inc. common stock, increasing our ownership position in Versa to 7,714 shares, or 42 percent. No cash was exchanged in the transaction. The consideration received by us in the transaction was determined based upon arms-length negotiations of the parties.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

The following assets and liabilities of the SOFC operation were divested:

Assets
Property, plant and equipment, net	$7,429
Goodwill	4,816
Other assets	39
Total assets sold	$12,284

Long term debt sold	$152

As defined by EITF Issue 03-13, we will have an ongoing significant involvement in SOFC Operation given our 42 percent ownership interest. Therefore, the fiscal 2004 results of the Canadian SOFC operation have been reported as continuing operations in the consolidated statements of operations and cash flows.

Note 3. Equity investments

Equity investments include our investment in Versa Power Systems, Inc., totaling approximately $13.6 million and $2.0 million as of January 31, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method of accounting as of November 1, 2004, at which time our ownership had increased from 16 percent to 42 percent.

With the change from the cost to the equity method of accounting, we recorded an adjustment of $0.2 million to accumulated deficit to account for our share of the historical losses in this entity assuming we have always been under the equity method. Our share of equity losses for the three months ended January 31, 2005, totaled $0.3 million.

We also have a 25 percent ownership interest in Xiamen Technology Co. Ltd., valued at approximately $0.1 million which is accounted for under the equity method of accounting.

Note 4. Investments in U.S. treasury securities

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at January 31, 2005 and October 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At January 31, 2005
U.S. government obligations	$62,693	$—	$(163)	$62,530

At October 31, 2004
U.S. government obligations	$106,636	$—	$(190)	$(106,446)

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Reported as:

	January 31,	October 31,
	2005	2004
Short-term investments	$51,694	$106,636
Long-term investments	10,999	--
Total	$62,693	$106,636

Short-term investments securities have maturity dates ranging from February 28, 2005 to January 31, 2006, and estimated yields ranging from 1.11 percent to 2.69 percent. Long-term investments securities have maturity dates ranging from February 28, 2006 to May 31, 2006, and estimated yields ranging from 2.25 percent to 2.86 percent. Our weighted average yield on our short and long-term investments was 2.03 percent as of January 31, 2005.

Note 5. Inventories

The components of inventory at January 31, 2005 and October 31, 2004 consisted of the following:

	January 31,	October 31,
	2005	2004

Raw materials	$595	$1,663
Work-in-process and finished goods	12,690	12,956
Total	$13,285	$14,619

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market (LCM) adjustment against gross inventory values. Our LCM adjustment, reducing gross inventory values to the reported amounts, was approximately $7.7 million and $11.3 million at January 31, 2005 and October 31, 2004, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment at January 31, 2005 and October 31, 2004 consisted of the following:

	January 31, 2005	October 31, 2004	Estimated Useful Life
Land	$524	$524	—
Building and improvements	5,891	6,824	10-30 years
Machinery, equipment and software	47,665	48,576	3-8 years
Furniture and fixtures	2,210	2,217	6-10 years
Assets available for lease(1)	2,063	2,063	3 years
Construction in progress(2)	9,802	6,645
	$68,155	$66,849
Less, accumulated depreciation and amortization	(26,263)	(24,595)
Total	$41,892	$42,254

(1)
- Assets available for lease are two DFC 300 power plants which we have designated available for lease. One of these assets is currently under lease to a customer and another is on loan to a government test facility.

(2)
- Included in construction in progress are costs to build power plants, which will service power purchase agreement (PPA) contracts. These plants are being constructed by joint ventures, we are a 80 percent owner and, as a result, consolidated on our financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Depreciation expense was approximately $1.8 million and $2.5 million for the three months ended January 31, 2005 and 2004, respectively.

During the three months ended January 31, 2005, we recorded a fixed asset impairment charge related to an obsolete catalyst extruding system totaling $0.9 million, against cost of product sales. This was related to a planned change in manufacturing processes that is expected to improve product performance and reduce costs in future periods. In addition, during the three months ended January 31, 2005, we recorded a fixed asset impairment charge to discontinued operations totaling  $0.9 million related to excess facilities in Calgary, Alberta, Canada.

Note 7. Shareholders' Equity

Changes in shareholders’ equity

Changes in shareholders’ equity were as follows for the quarter ended January 31, 2005:

Balance at October 31, 2004	$212,964
Issuance of Series B Preferred shares	99,007
Accretion of fair value discount of preferred stock	300
Reduction of additional paid in capital for accretion of discount	(300)
Series B preferred dividends accrued	(1,041)
Proceeds from sales of shares through employee stock plans	161
Equity method losses in Versa Power Systems, Inc.(1)	(232)
Net loss	(18,024)
Balance at January 31, 2005	$292,835

(1)	With an increase of ownership in Versa Power Systems, Inc. to 42 percent, we now account for our investment under the equity method of accounting. As a result, we recorded a $0.2 million adjustment against retained earnings to record historical losses as if the investment had been accounted for under the equity method since our original investment in fiscal 2002.

Series B Preferred Shares

On November 11, 2004, we entered into a purchase agreement with Citigroup Global Markets Inc., RBC Capital Markets Corporation, Adams Harkness, Inc., and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004, we closed on the sale of 100,000 shares of Series B preferred stock to the Initial Purchasers. Net proceeds to us were approximately $93.5 million.

Under the terms of the purchase agreement, the Initial Purchasers had an option through January 25, 2005 to purchase the remaining 35,000 shares and are entitled to indemnification from us in certain circumstances. On January 14, 2005, we closed on the sale of 5,875 shares of Series B preferred stock to the Initial Purchasers. Net proceeds to us were approximately $5.5 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

The following is a summary of certain provisions of our Series B preferred stock. The shares of our Series B preferred stock and the shares of our common stock issuable upon conversion of the shares of our Series B preferred stock are covered by a registration rights agreement.

Ranking

Shares of our Series B preferred stock rank with respect to dividend rights and rights upon liquidation, winding up or dissolution:

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

We may pay dividends on the Series B preferred stock:

•	in cash;

•
at the option of the holder, in shares of our common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market; or

•	any combination thereof.

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

Conversion

A share of our Series B preferred stock may be converted at any time, at the option of the holder, into 85.1064 shares of our common stock (which is equivalent to an initial conversion price of $11.75 per share) plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as described below, but will not be adjusted for accumulated and unpaid dividends. Upon conversion, holders of Series B preferred stock will not receive a cash payment for any accumulated dividends. Instead, accumulated dividends, if any, will be cancelled.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

On or after November 20, 2009 we may, at our option, cause shares of our Series B preferred stock to be automatically converted into that number of shares of our common stock that are issuable at the then prevailing conversion rate. We may exercise our conversion right only if the closing price of our common stock exceeds 150% of the then prevailing conversion price for 20 trading days during any consecutive 30 trading day period, as described in the certificate of designation, as amended, for the Series B preferred stock.

If there is a fundamental change in the ownership or control of FuelCell (as described in the certificate of designation, as amended), holders of our Series B preferred stock may require us to purchase all or part of their shares at a redemption price equal to 100% of the liquidation preference of the shares of our Series B preferred stock to be repurchased, plus accrued and unpaid dividends, if any, in the manner set forth in the certificate of designation, as amended.

Voting

Holders of shares of our Series B preferred stock have no voting rights unless (1) dividends on any shares of our Series B preferred stock or any other class or series of stock ranking on a parity with the shares of our Series B preferred stock with respect to the payment of dividends shall be in arrears for dividend periods, whether or not consecutive, containing in the aggregate a number of days equivalent to six calendar quarters or (2) we fail to pay the repurchase price, plus accrued and unpaid dividends, if any, on the fundamental change repurchase date for shares of our Series B preferred stock following a fundamental change (as described in the certificate of designation, as amended, for the Series B preferred stock).

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

Period of conversion	Conversion price per share of FuelCell common stock in Canadian Dollars(1)	Conversion price per share of FuelCell common stock in U.S. Dollars (1) (2)
To July 31, 2005	Cdn.$110.97	$ 84.34
August 1, 2005 to July 31, 2010	Cdn.$120.22	$ 91.31
August 1, 2010 to July 31, 2015	Cdn.$129.46	$ 98.39
August 1, 2015 to July 31, 2020	Cdn.$138.71	$ 105.42
After July 31, 2020	95% of the market trading price of FuelCell’s common stock at the time of conversion (expressed in Canadian dollars)	95% of the market trading price of FuelCell’s common stock at the time of conversion

(1)	The foregoing “conversion prices” are subject to adjustment for certain subsequent events.

(2)
While the conversion of preferred shares is based on the prices of our common stock expressed in Canadian dollars, we have provided this example of conversion prices in U.S. dollars assuming a constant exchange rate of 0.76 U.S. dollars to 1.00 Canadian dollar (which was the exchange rate at the date of acquisition). The conversion price in U.S. dollars will increase or decrease over time as currency rates fluctuate.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Quarterly dividends of Cdn.$312,500 accrue on the Preferred Shares (subject to possible reduction pursuant to the terms of the Preferred Shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge Inc., the holder of the Preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. During the year ended October 31, 2004, we paid cash dividends totaling Cdn. $500,000 to Enbridge.

The Preferred Shares may be redeemed by us, in whole or part, if on the day that the notice of redemption is first given, the volume-weighted average price at which our common shares are traded is at least a 20 percent premium to the current conversion price on payment of Cdn.$25.00 per Preferred Share to be redeemed, together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption. On or after July 31, 2010, the Preferred Shares are redeemable at any time on payment of Cdn.$25.00 per Preferred Share to be redeemed together with an amount equal to all accrued and unpaid dividends to the date fixed for redemption.

As of the November 3, 2003 acquisition date of Global, the fair value of the Preferred Shares was determined to be $9.1 million. The fair value of the Preferred Shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of January 31, 2005, this was valued at $10.2 million.

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

Concurrent with the April 6, 2004 agreement, the first tranche of 200,000 warrants vested. The fair value of these warrants was determined to be $0.5 million. This has been recorded as other current assets on the consolidated balance sheet with the offsetting entry to additional paid in capital. In accordance with our warrant value recognition policy, a proportional amount of the fair value of the warrants will be recorded against the revenue, when recognized, as a sales discount. To date, discounts of approximately $0.1 million have been recognized against revenue. As of January 31, 2005, these warrants had not been exercised.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 8. Segment Information and Major Customers

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues):

	Three months ended January 31,
Revenues:	2005	2004
United States	$4,795	$6,719
Germany	1,450	*
Japan	1,309	*
Total	$7,554	$7,394

* - Less than ten percent of total revenues in period.

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three months ended January 31, 2005 and 2004 are as follows:

	Three months ended January 31,
	2005	2004

U.S. Government (1)	33%	73%
MTU CFC Solutions, GmbH	19%	*
Chevron Energy Solutions	18%	--	--
Marubeni, Inc.	17%	*
Caterpillar, Inc	*	10%

* - Less than ten percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three months ended January 31, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended January 31,
	2005	2004
Weighted average basic common shares	48,152,998	47,368,764
Effect of dilutive securities(1)	--	--
Weighted average basic common shares adjusted for diluted calculations	48,152,998	47,368,764

(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that the losses incurred would make them antidilutive. For the three months ended January 31, 2005, and 2004, the shares of potentially dilutive (in-the-money) stock options were 2,469,610 and 3,110,898, respectively. We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable. We also have convertible preferred stock outstanding which has also been excluded from this calculation as the effect would be antidilutive.

 Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Three Months Ended January 31,
	2005	2004
Cash paid during the period for:
Interest	$42	$37
Taxes	$72	$250

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in acquisitions	$--	$81,825
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$12,132	$--

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

Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2005 and 2004, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that commercial field trials of our products will not occur when anticipated, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2004.

OVERVIEW

FuelCell Energy, Inc. is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (Direct FuelCell® or DFC® Power Plants), stationary applications for commercial and industrial customers, and continuing to develop our next generation of carbonate fuel cell products. In addition, we are beginning the development of another high temperature fuel cell system, planar solid oxide fuel cell (SOFC) technology, as a prime contractor in the U.S. Department of Energy’s (DOE) Solid State Energy Conversion Alliance (SECA) Program and through our 42 percent ownership interest in Versa Power Systems (Versa).

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

Our current products, the DFC300A, DFC1500 and DFC3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 10 MW or larger.  Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), data centers, manufacturing facilities, office buildings, hospitals, universities, prisons, mail processing facilities and hotels, as well as in grid support applications for utility customers

Through February 2005, more than 62 million kilowatt hours of electricity have been generated by fuel cell power plants worldwide incorporating our DFC technology. This is more than double the 27 million kilowatt hours reported a year ago. Approximately 5 percent was generated from our first megawatt DFC1500 power plant for King County. This increased operating hours at customer sites has provided additional experience for improvement of the performance and availability of DFC power plants. From January 2003 through January 2005, the fleet availability for the our DFC power plants was 87 percent.

RECENT DEVELOPMENTS

We closed a $100 million private offering of shares of our 5% Series B cumulative convertible preferred perpetual preferred stock on November 18, 2004, with net proceeds to us of approximately $93.5 million. On January 14, 2005, we closed on the sale of an over-allotment of this same offering providing an additional $5.5 million of net proceeds. Total net proceeds to us from the sale of these securities was approximately $99.0 million and is intended to be used for product development, product commercialization and general corporate purposes.

On November 1, 2004, we closed on our agreement to combine the Canadian solid oxide fuel cell (SOFC) operations into Versa Power Systems (Versa) in exchange for Versa stock. Under the terms of the agreement, all SOFC intellectual property and the majority of the fixed assets of Fuel Cell Energy, Ltd., our Canadian subsidiary, was combined with Versa in exchange for 5,714 shares. We now own 7,714 shares or 42 percent of the common shares of Versa. No cash was exchanged in this transaction and employees of FuelCell Energy, Ltd. became Versa employees.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We contract with our customers to perform research and development, manufacture and install fuel cell components and power plants under long-term contracts, and provide services under contract. We recognize revenue on a method similar to the percentage-of-completion method.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of January 31, 2005, research and development sales backlog totaled $24.7 million, of which 58 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Our inventories are stated at the lower of cost or market price. As we sell products at or below cost, we provide for a lower of cost or market (LCM) adjustment to the cost basis of inventory. This adjustment is estimated by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet. We also provide for an LCM adjustment for advance payments to vendors.

As of January 31, 2005 and October 31, 2004, the LCM adjustment to cost basis of inventory and advance payments to vendors was approximately $8.4 million and $12.4 million respectively, each of which equates to a reduction of approximately 36 and 42 percent, respectively, of the inventory value. As of January 31, 2005, our gross balance of plant and advances to vendors’ balances declined from the October 31, 2004 balances due to plants being completed for customer orders. As inventory levels increase or decrease, appropriate adjustments to cost basis are made.

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

Comparison of Three Months ended January 31, 2005 and January 31, 2004

Revenues and costs of revenues

The following tables summarize our revenue mix for the three months ended January 31, 2005 and 2004 (dollar amounts in thousands), respectively:

	Three Months Ended January 31, 2005		Three Months Ended January 31, 2004		Percentage Increase /
Revenues:	Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	(Decrease) in Product Revenues
Fuel cell product sales and revenues	$5,032	67%	$2,028	27%	148%
Research and development contracts	2,522	33%	5,366	73%	(53%)
Total	$7,554	100%	$7,394	100%	2%

	Three Months Ended January 31, 2005		Three Months Ended January 31, 2004		Percentage Increase /
Cost of revenues:	Revenues	Percent of Product Revenues	Product Revenues	Percent of Product Revenues	(Decrease) in Product Revenues
Fuel cell product sales and revenues	$13,713	83%	$7,623	51%	80%
Research and development contracts	2,814	17%	7,471	49%	(62%)
Total	$16,527	100%	$15,094	100%	9%

Total revenues for the three months ended January 31, 2005 increased by $0.2 million, or 2 percent, to $7.6 million from $7.4 million during the same period last year.

Fuel cell product sales and revenues

Fuel cell product sales and revenue increased $3.0 million to $5.0 million for the three months ended January 31, 2005, compared to $2.0 million for the same period in 2004. As of January 31, 2005, our fuel cell product sales backlog totaled approximately $22.9 million, up from $16.3 million in the same period a year ago. Included in these figures are $1.4 million and $0.7 million, respectively, related to long-term service agreements.

Cost of product sales and revenues increased to $13.7 million during the three months ended January 31, 2005 compared to $7.6 million during the same period of the prior year. Included in cost of sales during the three months ended January 31, 2005 was a non-cash fixed asset impairment charge totaling $0.9 million This was related to a planned change in manufacturing processes that is expected to increase electrical output (“uprate”) for improved product performance and reduced cost in future periods.

The increase in product sales and revenues and costs of product sales and revenues was due to primarily to the progress on power plants for Marubeni and Chevron Energy Solutions customers as well as DFC component shipments for MTU CFC Solutions, GmbH.  The ratio of product cost to sales improved from 3.8-to-1 during the three months ended January 31, 2004  compared to 2.5-to-1 during the three months ended January 31, 2005 when adjusted for the one-time asset impairment charge described above. This ratio is inclusive of costs related to power purchase agreements that had no corresponding revenues as if they were equipment sales. The ratio of costs to product sales improved from the same quarter of a year ago as we recognized savings related to cost out program.

We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our engineering and manufacturing efforts and production volumes increase.

Research and development contracts

Research and development revenue decreased $3.0 million to $2.5 million for the three months ended January 31, 2005, compared to $5.4 million for the same period in 2004. Cost of research and development contracts decreased to $2.8 million during the three months ended January 31, 2005, compared to $7.5 million for the same period in 2004.

Research and development contract revenues and costs declined with the completion of the U.S. Department of Energy’s (DOE’s) Product Design Improvement and Bath Iron Works contracts, and lower revenues on the Clean Coal and U.S. Navy contracts. Research and development contract revenue and costs were primarily related to SOFC development under the DOE’s Solid State Energy Conversion Alliance Program, the combined cycle Direct FuelCell/Turbine® development under DOE’s Vision 21 program, and the Ship Service Fuel Cell contract with the U.S. Navy. The ratio of research and development cost to revenue improved over the same quarter a year ago due to the current mix of cost share contracts. As of January 31, 2005, our research and development sales backlog totaled approximately $24.7 million of which Congress has authorized funding of $14.4 million.  This compares to research and development sales backlog totaling $25.7 million ($14.8 million funded) as of January 31, 2004.

Administrative and selling expenses

Administrative and selling expenses decreased by 26 percent, to $3.1 million during the three months ended January 31, 2005 compared to $3.7 million in the same period of the prior year. This decrease was primarily due to our acquisition of Global in 2003, which had increased the fiscal year 2004 amount by approximately $0.8 million and which was subsequently divested. We do not expect to incur any significant administrative and selling expenses related to the Canadian SOFC operation in our fiscal year ending October 31, 2005, as it was sold effective in November 1, 2004.

Research and development expenses

Research and development expenses decreased, to $5.2 million during the three months ended January 31, 2005 compared to $5.9 million recorded in the same period of the prior year. This decrease was primarily due to the combining of our Canadian SOFC operations with Versa Power Systems (Versa). We do not expect to incur any significant research and development expenses related to the Canadian SOFC operation in our fiscal year ending October 31, 2005, as it was sold effective in November 1, 2004.

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

The acquisition had no impact on consolidated costs for the three month period ending January 31, 2005.

Loss from operations

The net result of our revenues and costs was a loss from operations for the three months ended January 31, 2005 totaling $17.3 million. This operating loss is approximately 41 percent lower than the $29.5 million loss recorded in the comparable period last year due primarily to the acquisition related charge of purchased in-process research and development in the prior year totaling $12.2 million.

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

Interest and other income, net

Interest and other income, net, was $0.9 million for the three months ended January 31, 2005, unchanged compared to the same period of the prior year. Interest income increased from $0.6 million to $0.9 million due to higher cash balances and interest rates. This increase was offset by a lower net foreign currency gain totaling approximately $0.3 million. We recognized approximately $0.03 million in foreign currency loss and $0.3 million in foreign currency gain during the three months ended January 31, 2005 and 2004, respectively.

Discontinued operations, net of tax

During the three months ended January 31, 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities which resulted in total loss from discontinued operations of approximately $1.3 million.

During fiscal 2004, we acquired Global Thermoelectric Inc. (Global) and subsequently divested its generator business unit through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. Income, net of taxes related to the generator business totaled approximately $0.7 million for the three months ended January 31, 2004.

Provision for income taxes

We believe that due to our efforts to commercialize our DFC technology, we will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current or prior year losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $231.4 million of cash, cash equivalents and investments as of January 31, 2005 compared to $152.4 million as of October 31, 2004. Net cash and investments provided during the past three months was $79.0 million, consisting of approximately $99.0 million from the sale of preferred stock, offset by approximately $19.0 million used for continuing operations, and approximately $1.0 million used in our Canadian operations.

Sources and Uses of Cash and Investments

We continue to invest in the commercialization process of new product development and bringing these new products to the market and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from operations. Cash from operations includes revenue from government research and development contracts, product sales, license fees and interest income. Our future cash requirements depend on numerous factors including future involvement in research and development contracts, implementing our cost reduction efforts on our fuel cell products and increasing annual order volume.

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

Implementing cost reduction efforts on our fuel cell products

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

Cash Inflows and Outflows

During three months ended January 31, 2005, total cash and cash equivalents and investments increased by $79.0 million. During the quarter cash increased by approximately $99.0 million as a result of our Series B Convertible share offering which was offset by net cash use totaling $20 million.

The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the three months ended January 31, 2005, we used $16.7 million in cash in our operating activities, which consists of a net loss for the period of approximately $18.0 million, offset by non-cash adjustments totaling $3.2 million, cash used in working capital of approximately $2.0 million and loss from discontinued operations of approximately $1.3 million.  This compares to an operating cash usage of $13.5 million during the three months ended January 31, 2004.

Investing Activities:  During the three months ended January 31, 2005, net cash provided by investing activities totaled $40.6 million. Capital expenditures totaled $3.3 million for the three months ended January 31, 2005. This included $2.8 million for equipment being built for power purchase agreements in our Alliance entities. During the quarter approximately $59.2 million of investments in U.S. Treasury Securities matured with new treasury purchases totaling $15.4 million. Subsequent to January 31, 2005 we invested approximately $90 million of money market funds in U.S. Treasuries in order to increase investment yield. This compares with approximately $54.4 million generated in the three months ended January 31, 2004. During the quarter ended January 31, 2004 we acquired Global Thermoelectric, Inc. which resulted in a net increase to cash totaling $53.0 million.

Financing Activities:  During the three months ended January 31, 2005 we closed on a Series B cumulative convertible preferred perpetual preferred stock offering which resulted in net proceeds to us totaling $99.0 million. We generated $0.2 million from financing activities through the exercise of stock options, partially offset by repayments of debt totaling approximately $0.1 million.  This compares with approximately $0.8 million generated in the three months ended January 31, 2004.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of January 31, 2005 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$4,566	$1,028	$1,590	$1,480	$468
Term loans (principal and interest)	1,505	447	891	167	--
Purchase commitments(2)	19,356	19,188	168	--	--
Series I Preferred dividends payable (3)	20,449	378	757	758	18,556
Series B Preferred dividends payable (4)	26,418	5,284	10,567	10,567	--
Totals	$72,294	$26,325	$13,973	$12,972	$19,024

(1)	Future minimum lease payments on capital and operating leases.

(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.

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

(4)
Dividends on Series B preferred stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion. We have the option of paying the dividends in stock or cash.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at January 31, 2005 is 7.2 percent and the outstanding principal balance on this loan is approximately $1.3 million.

Approximately $0.6 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project in an agreed ratio with the government agency. For example, our DOE sponsored demonstration of our two-megawatt DFC 3000 power plant operating on synthesis gas derived from coal has a total project value of $34.5 million. The DOE will reimburse us 50 percent of the cost on this project and we will incur the balance. Thus, over the life of this program and assuming that funding is approved annually by Congress, our share of the total research and development expenditures would be approximately $17.3 million for this program. As of January 31, 2005, our research and development sales backlog totaled $24.7 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $11.7 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of January 31, 2005, we had product sales backlog of approximately $22.9 million. We do not expect sales from this backlog to be profitable.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it on August 1, 2005 as required.

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows. We applied the provisions of this accounting standard to our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates, relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at January 31, 2005, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $1.7 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of January 31, 2005, approximately $1.5 million (or 0.06 percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. Our functional currency is the U.S. dollar as is that of FuelCell Energy, Ltd.

We recognized approximately $0.03 million in foreign currency loss and $0.3 million in foreign currency gain during the three months ended January 31, 2005 and 2004, respectively. This has been recorded as a component of ‘Interest and other income’ on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

PART II - OTHER INFORMATION

Item 5. Changes in Securities and Use of Proceeds

Material Modification of Rights of Security Holders

Reference is made to the disclosures contained in Item 3.03 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2004 for information concerning material modifications to the rights of our security holders in connection with our creation of a series of preferred stock entitled 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”).

Sale of Series B Preferred Stock

Reference is made to the disclosures contained in Item 3.02 of our Current Reports on Form 8-K filed with the Securities and Exchange Commission on November 17, 2004 and January 20, 2005 for information concerning the sale of shares of our Series B Preferred Stock. The sale produced net proceeds to us of approximately $99.0 million.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 200

(b) Reports on Form 8-K

We filed a Form 8-K dated November 5, 2004 under Items 2.01 and 9.01, unaudited pro forma information filed therewith, regarding the transfer of our solid oxide fuel cell assets and operations to Versa Power Systems, Ltd. in exchange for securities of Versa Power Systems, Inc.

We filed a Form 8-K/A dated November 10, 2004 (Amendment to Form 8-K dated November 5, 2004) under Items 1.01 and 9.01, to file additional exhibits in connection with our transaction with Versa Power Systems, Ltd.

We filed a Form 8-K dated November 10, 2004 under Item 9.01, in connection with a press release announcing our planned private offering of our Series B Preferred Stock.

We filed a Form 8-K dated November 12, 2004 under Item 9.01, in connection with a press release announcing certain material terms of our private offering of our Series B Preferred Stock.

We filed a Form 8-K dated November 17, 2004 under Item 3.02, relating to the close of our $100 million offering of 100,000 shares of our Series B Preferred Stock.

We filed a Form 8-K dated November 22, 2004 under Items 1.01, 3.03, 5.03 and 9.01, to provide additional disclosure with respect to our completed $100 million offering of 100,000 shares of our Series B Preferred Stock.

We filed a Form 8-K dated December 14, 2004 under Items 2.02 and 9.01 in connection with a press release announcing our financial results for the three months and fiscal year ended October 31, 2004.

We filed a Form 8-K/A dated January 14, 2004 (Amendment to Form 8-K dated December 13, 2004) in connection with a press release under Item 9.01 to update the presentation of discontinued operations of our consolidated statements of operations for the three months and fiscal year ended October 31, 2004.

We filed a Form 8-K dated January 20, 2004 under Item 3.02, relating to the sale of an additional 5,875 shares of our Series B Preferred Stock for $5,875 million as part of an over-allotment option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

March 14, 2005	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31