Form 10-Q
period 2005-04-30
FUELCELL ENERGY INC
filed 2005-06-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2005
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

Common Stock, par value $.0001 per share, outstanding at June 3, 2005: 48,286,341.

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three and Six Month Period Ended April 30, 2005

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	April 30, 2005 (Unaudited)	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,042	$45,759
Investments: U.S. treasury securities	191,087	106,636
Accounts receivable, net	8,821	7,599
Inventories, net	15,797	14,619
Other current assets, net	5,083	4,253
Total current assets	236,830	178,866

Property, plant and equipment, net	43,461	42,254
Investments: long-term U.S. treasury securities	4,819	--
Assets held for sale	--	12,344
Equity investments	13,350	2,125
Other assets, net	470	921
Total assets	$298,930	$236,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$572	$539
Accounts payable	6,471	9,526
Accrued liabilities	5,892	5,255
Deferred license fee income	187	37
Deferred revenue	8,468	6,713
Total current liabilities	21,590	22,070

Long-term debt and other liabilities	1,095	1,476
Total liabilities	22,685	23,546

Shareholders’ equity:
Preferred stock ($0.01 par value); 200,000 shares authorized at April 30, 2005 and October 31, 2004: Series B Convertible Preferred Stock; 105,875 shares issued and outstanding at April 30, 2005 and -0- at October 31, 2004	1	--
Common stock ($.0001 par value); 150,000,000 shares authorized and 48,198,161 and 48,132,694 shares issued and outstanding at April 30, 2005 and October 31, 2004, respectively	5	5
Preferred shares of subsidiary	10,264	10,259
Additional paid-in capital	521,383	424,621
Accumulated deficit	(255,408)	(221,921)
Total shareholders’ equity	276,245	212,964

Total liabilities and shareholders’ equity	$298,930	$236,510

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2005	2004
Revenues:
Product sales and revenues	$3,348	$1,924
Research and development contracts	2,766	5,125
Total revenues	6,114	7,049

Costs and expenses:
Cost of product sales and revenues	10,598	9,567
Cost of research and development contracts	2,616	6,975
Administrative and selling expenses	3,614	3,723
Research and development expenses	5,279	6,447
Total costs and expenses	22,107	26,712

Loss from operations	(15,993)	(19,663)

License fee income, net	32	69
Interest expense	(30)	(23)
Loss from equity investments	(335)	--
Interest and other income, net	1,095	463

Net loss from continuing operations before provision for income tax	$(15,231)	$(19,154)

Provision for income taxes	--	--

Net loss from continuing operations	$(15,231)	$(19,154)

Discontinued operations, net of tax	--	285

Net loss	$(15,231)	$(18,869)

Preferred stock dividends	(1,573)	(231)

Net loss to common shareholders	$(16,804)	$(19,100)

Loss per share basic and diluted:
Continuing operations	$(0.35)	$(0.41)
Discontinued operations	--	0.01
Net loss to common shareholders	$(0.35)	$(0.40)
Basic and diluted weighted average shares outstanding	48,185,809	47,727,788

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2005	2004
Revenues:
Product sales and revenues	$8,380	$3,952
Research and development contracts	5,288	10,491
Total revenues	13,668	14,443

Costs and expenses:
Cost of product sales and revenues	24,311	17,190
Cost of research and development contracts	5,430	14,446
Administrative and selling expenses	6,744	7,424
Research and development expenses	10,512	12,312
Purchased in-process research and development	--	12,200
Total costs and expenses	46,997	63,572

Loss from operations	(33,329)	(49,129)

License fee income, net	103	136
Interest expense	(73)	(60)
Loss from equity investments	(675)	--
Interest and other income, net	1,971	1,381

Net loss from continuing operations before provision for income tax	$(32,003)	$(47,672)

Provision for income taxes	--	--

Net loss from continuing operations	$(32,003)	$(47,672)

Discontinued operations, net of tax	(1,252)	941

Net loss	$(33,255)	$(46,731)

Preferred stock dividends	(2,915)	(471)

Net loss to common shareholders	$(36,170)	$(47,202)

Loss per share basic and diluted:
Continuing operations	$(0.72)	$(1.01)
Discontinued operations	(0.03)	0.02
Net loss to common shareholders	$(0.75)	$(0.99)
Basic and diluted weighted average shares outstanding	48,184,926	47,637,245

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(33,255)	$(46,731)
Adjustments to reconcile net loss to net cash used in
operating activities, net of effects of acquisition:
Income (loss) from discontinued operations	1,252	(941)
Asset impairment	994	--
Loss in equity investments	675	--
Purchased in process research and development	--	12,200
Depreciation and amortization	4,350	5,037
Loss on disposal of assets	--	8
Provision for doubtful accounts	135	(31)
(Increase) decrease in operating assets:
Accounts receivable	(1,357)	(1,878)
Inventories	(1,176)	(33)
Other current assets	(1,331)	(735)
Increase (decrease) in operating liabilities:
Accounts payable	(3,055)	(7,945)
Accrued liabilities	(847)	1,285
Deferred revenue	1,755	3,988
Deferred license fee income and other	150	151
Net cash used in operating activities	$(31,710)	$(35,625)

Cash flows from investing activities:
Capital expenditures	(6,629)	(1,960)
Treasury notes matured	158,359	71,841
Treasury notes purchased	(247,379)	(64,002)
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transaction costs	--	53,004
Net cash provided by investing activities	$(95,649)	$58,883

Cash flows from financing activities:
Repayment on long-term debt	(196)	(145)
Net proceeds from issuance of preferred stock	99,007	--
Payment of preferred dividends	(1,531)	(237)
Common stock issued for Option and Stock Purchase Plans	362	2,848
Net cash provided by financing activities	$97,642	$2,466

Net cash provided by discontinued operations	--	375

Net increase (decrease) in cash and cash equivalents	$(29,717)	$26,099

Cash and cash equivalents-beginning of period	45,759	41,000
Cash and cash equivalents-end of period	$16,042	$67,099

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
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

Basis of Presentation - Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2005 have been included. The balance sheet as of October 31, 2004 has been derived from the audited financial statements at that date.

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported.  Actual results could differ from those estimates.

The results of operations and cash flows for the three and six months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2004 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including FuelCell Energy, Ltd. Intercompany accounts and transactions have been eliminated. Alliance Monterrey, LLC, Alliance Chico, LLC and Alliance Star Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements with the City of Santa Barbara, the Sierra Nevada Brewery Co. and Sheraton San Diego Hotel and Marina. The financial results of the joint ventures are consolidated with those of FuelCell, which owns 80 percent of each entity.

Certain reclassifications have been made to our prior year amounts to conform to the 2005 presentation.

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. As of November 1, 2004, all Canadian business operations were transferred to Versa Power Systems, Inc. (refer to Note 2 - Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets) but we do retain the legal entity in Canada with certain monetary balances (primarily cash). We recognized approximately ($0.03) million and ($0.06) million foreign currency loss during the three and six months ended April 30, 2005, respectively. A foreign currency loss of approximately ($0.03) million and a foreign currency gain of approximately $0.3 million was recognized in the three and six months ended April 30, 2004, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma earnings per share disclosures for employees’ stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the intrinsic value method of recognition under APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense was recorded in the statement of operations. The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net loss to common shareholders, as reported	$(16,804)	$(19,100)	$(36,170)	$(47,202)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,770)	(2,238)	(3,395)	(4,527)
Pro forma net loss to common shareholders	$(18,574)	$(21,338)	$(39,565)	$(51,729)

Loss per basic and diluted common share to common shareholders, as reported	$(0.35)	$(0.40)	$(0.75)	$(0.99)

Pro forma loss per basic and diluted common share to common shareholders	$(0.39)	$(0.45)	$(0.82)	$(1.09)

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

Comprehensive Loss

Comprehensive loss was $15.2 million and $18.9 million for the three months ended April 30, 2005 and 2004, respectively.

Comprehensive loss was $33.5 million and $46.7 million for the six months ended April 30, 2005 and 2004, respectively. Comprehensive loss included an adjustment to retained earnings totaling approximately $0.2 million as a result from switching from the cost to equity method of accounting for our investment in Versa Power, Ltd. Refer also to Note 3 - Equity Investments.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Under Securities and Exchange Commission release number 33-8568, the revised statement is effective as of the first fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it on November 1, 2005 as required.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows. We applied the provisions of this accounting standard to our financial statements.

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

Note 2.    Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets

During fiscal 2004, we acquired, Global Thermoelectric Inc. (Global) and subsequently divested its generator business unit through the sale of Global on May 28, 2004. The following table represents the results of discontinued operations, net of related income taxes:

	Three months ended April 30,		Six months ended April 30,
	2005(1)	2004(2)	2005(1)	2004(2)
Product sales and revenues	$--	$5,715	$--	$11,660
Cost of product sales	--	4,342	--	8,696
Asset impairments and facility exit costs	--	--	1,252	--
Operating expenses	--	1,092	--	1,857
Operating income (loss)	$--	$281	$(1,252)	$1,107
Provision (benefit) for income taxes	--	(4)	--	166
Discontinued operations, net of tax	$--	$285	$(1,252)	$941

(1)
During the six months ended April 30, 2005, we exited certain facilities in Canada and recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities which resulted in total loss from discontinued operations of approximately $1.3 million. There were no charges related to discontinued operations during the three months ended April 30, 2005.

(2)
During fiscal 2004, we acquired Global and subsequently divested its generator business unit through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Sale of Solid Oxide Fuel Cell Assets

On October 19, 2004, we signed a definitive agreement to transfer substantially all of our Canadian solid oxide fuel cell (SOFC) assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. This transaction closed on November 1, 2004. In exchange, we received 5,714 shares of Versa Power Systems, Inc. common stock, increasing our ownership position in Versa to 7,714 shares, or 42 percent. No cash was exchanged in the transaction. The consideration received by us in the transaction was determined based upon arms-length negotiations of the parties.

The following assets and liabilities of the SOFC operation were divested:

Assets
Property, plant and equipment, net	$7,429
Goodwill	4,816
Other assets	39
Total assets sold	$12,284

Long term debt sold	$152

As defined by EITF Issue 03-13, we will have an ongoing significant involvement in the Canadian operations transferred to Versa given our 42 percent ownership interest. Therefore, the fiscal 2004 results of the Canadian operation have been reported as continuing operations in the consolidated statements of operations and cash flows.

Note 3. Equity investments

Our investment in Versa Power Systems, Inc., totaled approximately $13.2 million and $2.0 million as of April 30, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method as of November 1, 2004, at which time our ownership increased from 16 percent to 42 percent.

With the change from the cost to the equity method of accounting, we recorded an adjustment of $0.2 million to accumulated deficit to account for our share of the historical losses in this entity assuming we had always been under the equity method. Our share of equity losses for the three and six months ended April 30, 2005, totaled approximately $0.3 and $0.7 million, respectively.

We also have a 25 percent ownership interest in Xiamen Technology Co. Ltd., valued at approximately $0.1 million which is accounted for under the equity method.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 4. Investments in U.S. treasury securities

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at April 30, 2005 and October 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At April 30, 2005
U.S. government obligations	$195,906	$111	$(177)	$195,840

At October 31, 2004
U.S. government obligations	$106,636	$--	$(190)	$(106,446)

Reported as:
	April 30,	October 31,
	2005	2004
Short-term investments	$191,087	$106,636
Long-term investments	4,819	--
Total	$195,906	$106,636

As of April 30, 2005, short-term investment securities have maturity dates ranging from May 1, 2005 to April 30, 2006, and estimated yields ranging from 1.13 percent to 6.72 percent. Long-term investment securities have maturity dates ranging from May 31, 2006 to October 31, 2006, and estimated yields ranging from 2.86 percent to 3.31 percent. Our weighted average yield on our short and long-term investments was 3.30 percent as of April 30, 2005.

Note 5. Inventories

The components of inventory at April 30, 2005 and October 31, 2004 consisted of the following:

	April 30,	October 31,
	2005	2004

Raw materials	$3,797	$1,663
Work-in-process	12,000	12,956
Total	$15,797	$14,619

Our inventories are stated at the lower of recoverable cost or market price. Our lower of cost or market and obsolescence adjustment, reducing gross inventory values to the reported amounts, was approximately $8.8 million and $11.3 million at April 30, 2005 and October 31, 2004, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 6. Property, Plant and Equipment

Property, plant and equipment at April 30, 2005 and October 31, 2004 consisted of the following:

	April 30, 2005	October 31, 2004	Estimated Useful Life
Land	$524	$524	—
Building and improvements	5,898	6,824	10-30 years
Machinery, equipment and software(2)	53,684	48,576	3-8 years
Furniture and fixtures	2,321	2,217	6-10 years
Assets available for lease(1)	2,063	2,063	3 years
Construction in progress(2)	7,008	6,645
	$71,498	$66,849
Less, accumulated depreciation and amortization	(28,037)	(24,595)
Total	$43,461	$42,254
__________
(1)	Assets available for lease are two DFC 300 power plants. One of these assets is currently under lease to a customer and another is on loan to a government test facility.
(2)	Includes costs of power plants for power purchase agreement contracts.

Depreciation expense was approximately $3.6 million and $5.0 million for the six months ended April 30, 2005 and 2004, respectively.

During the three months ended January 31, 2005, we recorded a fixed asset impairment charge related to an obsolete catalyst extruding system totaling $0.9 million, against cost of product sales. This was related to a planned change in manufacturing processes that is expected to improve product performance and reduce costs in future periods. In addition, during the three months ended January 31, 2005, we recorded a fixed asset impairment charge to discontinued operations totaling $0.9 million related to excess facilities in Calgary, Alberta, Canada. There were no asset impairment charges during the three months ended April 30, 2005 or the three and six months ended April 30, 2004.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Shareholders' Equity

Changes in shareholders’ equity

Changes in shareholders’ equity were as follows for the six months ended April 30, 2005:

Balance at October 31, 2004	$212,964
Issuance of Series B Preferred shares	99,007
Accretion of fair value discount of preferred stock	620
Reduction of additional paid in capital for accretion of discount	(620)
Series B preferred dividends accrued	(2,364)
Series I preferred dividends paid	(237)
Registration statement fees	(7)
Proceeds from sales of shares through employee stock plans	369
Equity method losses in Versa Power Systems, Inc.(1)	(232)
Net loss	(33,255)
Balance at April 30, 2005	$276,245
____
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

Ranking

Shares of our Series B preferred stock rank with respect to dividend rights and rights upon liquidation, winding up or dissolution:

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

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

We may pay dividends on the Series B preferred stock:

•	in cash; or
•	at the option of the holder, in shares of our common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

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
____
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

Quarterly dividends of Cdn.$312,500 accrue on the Preferred Shares (subject to possible reduction pursuant to the terms of the Preferred Shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge Inc., the holder of the Preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly (9.8% annually), until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. During the year ended October 31, 2004, we paid cash dividends totaling Cdn. $500,000 to Enbridge.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
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

As of the November 3, 2003 acquisition date of Global, the fair value of the Preferred Shares was determined to be $9.1 million. The fair value of the Preferred Shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of April 30, 2005, this was valued at $10.3 million.

Warrants

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of these warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. During the quarter ended April 30, 2005, 200,000 warrants with an exercise price of $13.38 expired. The exercise prices of the remaining warrants range from $13.38 to $18.73 per share and the warrants will expire between October 2005 and April 2007, if not exercised sooner.

Concurrent with the April 6, 2004 agreement, the first tranche of 200,000 warrants vested. In accordance with our warrant value recognition policy, a proportional amount of the fair value of the warrants will be recorded against the revenue, when recognized, as a sales discount. To date, discounts of approximately $0.2 million have been recognized against revenue. As of April 30, 2005, these warrants expired unexercised.

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. Long-lived asset information is based on the physical location of the assets. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

	Three months ended April 30,		Six months ended April 30,
Revenues:	2005	2004	2005	2004
United States	$4,513	$6,013	$9,335	$12,732
Japan	1,585	*	2,867	*
Germany	*	*	1,451	*

* – Less than ten percent of total revenues in period.

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and six months ended April 30, 2005 and 2004 are as follows:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
U.S. Government (1)	45%	73%	39%	73%
Marubeni Corporation	27%	*%	21%	*%
MTU CFC Solutions, GmbH	*%	*%	11%	*%
County of Alameda, CA	*%	*%	10%	*%
PPL Energy Plus	12%	*%	*%	*%
____

* – Less than ten percent of total revenues in period.
(1) – Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Weighted average basic common shares	48,185,809	47,727,788	48,184,926	47,637,245
Effect of dilutive securities(1)	--	--	--	--
Weighted average basic common shares adjusted for diluted calculations	48,185,809	47,727,788	48,184,926	47,637,245
_______

(1)	We computed earnings per share without consideration to potentially dilutive instruments due to the fact that the losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at April 30, 2005 and 2004 totaled 2,406,611 and 2,276,548, respectively, and future potentially dilutive stock options that were not in-the-money totaled 3,484,293 and 3,185,118, respectively. We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of earnings per share since their vesting is contingent upon certain future performance requirements that are not yet probable. We also have convertible preferred stock outstanding that has also been excluded from this calculation as the effect would be antidilutive.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and six months ended April 30, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Six Months Ended April 30,
	2005	2004
Cash paid during the period for:
Interest	$73	$60
Taxes	$261	$390

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in acquisitions	$--	$81,825
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$12,132	$--

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

Results of operations. This section provides an analysis of our results of operations for the three and six months ended April 30, 2005 and 2004, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that commercial field trials of our products will not occur when anticipated, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2004.

OVERVIEW

FuelCell Energy, Inc., based in Danbury, Conn., is a world leader in the development and manufacture of high temperature fuel cells for clean electric power generation. The company has developed commercial distribution alliances for its carbonate Direct FuelCell products with world class companies such as PPL Energy Plus, Caterpillar, Alliance Power, Chevron Energy Solutions and LOGANEnergy in the U.S.; Marubeni Corporation in Asia; MTU CFC Solutions in Europe; and Enbridge Inc. in Canada. FuelCell Energy developed its patented Direct FuelCell technology for stationary power plants with support from the U.S. Department of Energy through its Office of Fossil Energy’s National Energy Technology Laboratory. In addition, we are beginning the development of another high temperature fuel cell system, planar solid oxide fuel cell (SOFC) technology, as a prime contractor in the U.S. Department of Energy’s (DOE) Solid State Energy Conversion Alliance (SECA) Program and through our 42 percent ownership interest in Versa Power Systems (Versa).

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

Our current products, the DFC300MA TM, DFC1500 and DFC3000, are rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and are scalable for distributed applications up to 10 MW or larger.  Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), data centers, manufacturing facilities, office buildings, hospitals, universities, prisons, mail processing facilities and hotels, as well as in grid support applications for utility customers.

Through May, 2005, more than 70 million kilowatt hours of electricity have been generated by fuel cell power plants worldwide incorporating our DFC technology. This is more than double the 35 million kilowatt hours reported a year ago. Approximately 7 percent was generated from our first megawatt DFC1500 power plant for King County. This increase in operating hours at customer sites has provided additional experience for improvement of the performance and availability of DFC power plants. From January 2003 through April 2005, the fleet availability for the our DFC power plants was 89 percent.

RECENT DEVELOPMENTS

We closed a $100 million private offering of shares of our 5% Series B cumulative convertible perpetual preferred stock on November 18, 2004, with net proceeds to us of approximately $93.5 million. On January 14, 2005, we closed on the sale of an over-allotment of this same offering providing an additional $5.5 million of net proceeds. Total net proceeds to us from the sale of these securities was approximately $99.0 million and is intended to be used for product development, product commercialization and general corporate purposes.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of April 30, 2005, research and development sales backlog totaled $22.3 million, of which 60 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Fuel cell product sales and revenues include revenues from product sales and service contracts. Revenues are also derived, to a lesser extent, from electricity sales under power purchase agreements and from California and Department of Defense incentive funding. Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are recognized ratably over the contract term. Electricity revenues are recognized as power is produced and incentive funding revenues are recognized ratably over the term of the incentive funding agreement.

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

Our inventories and advance payments to vendors are stated at the lower of cost or market price. As we sell products at or below cost, we provide for a lower of cost or market (LCM) adjustment to the cost basis of inventory and advances to vendors. This adjustment is estimated by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet.

As of April 30, 2005 and October 31, 2004, the LCM and obsolescence adjustment to the cost basis of inventory and advance payments to vendors was approximately $9.4 million and $12.4 million respectively, each of which equates to a reduction of approximately 36 and 42 percent, respectively, of the value. As of April 30, 2005, our gross inventory and advances to vendors’ balances declined from the October 31, 2004 balances due to plants being completed for customer orders. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

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

Comparison of Three Months ended April 30, 2005 and April 30, 2004

Revenues and costs of revenues

The following tables summarize our revenue mix for the three months ended April 30, 2005 and 2004 (dollar amounts in thousands), respectively:

	Three Months Ended April 30, 2005		Three Months Ended April 30, 2004		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Fuel cell product sales and revenues	$3,348	55%	$1,924	27%	74%
Research and development contracts	2,766	45%	5,125	73%	(46%)
Total	$6,114	100%	$7,049	100%	(13%)

	Three Months Ended April 30, 2005		Three Months Ended April 30, 2004		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Fuel cell product sales and revenues	$10,598	80%	$9,567	58%	11%
Research and development contracts	2,616	20%	6,975	42%	(62%)
Total	$13,214	100%	$16,542	100%	(20%)

Total revenues for the three months ended April 30, 2005 decreased by $0.9 million, or 13 percent, to $6.1 million from $7.0 million during the same period last year.

Fuel cell product sales and revenues

Fuel cell product sales and revenue increased $1.4 million to $3.3 million for the three months ended April 31, 2005, compared to $1.9 million for the same period in 2004. The increase in product sales and revenues and costs of product sales and revenues was due to primarily due to manufacture of power plants for Marubeni Corp. and PPL Energy Solutions. In addition, approximately $0.2 million of revenue was recognized related to electricity sold and incentive funding recognized under Santa Barbara power purchase agreement. As of April 30, 2005, our fuel cell product backlog totaled approximately $20.4 million compared to $28.6 million on the same date a year ago. Included in these figures are $1.6 million and $1.7 million, respectively related to long-term service agreements. Product backlog does not include power purchase or incentive funding agreements.

Cost of product sales and revenues increased to $10.6 million during the three months ended April 30, 2005 compared to $9.6 million during the same period of the prior year. Cost of sales includes a lower of cost or market adjustment on power plants being in inventory or designated for power purchase agreements. The lower of cost of market adjustment on the inventory build for future customer delivery requirements and power purchase agreements was $2.4 million during the three months ended April 30, 2005 and $5.2 million for the three months ended April 30, 2004.

The ratio of product cost to sales improved from 3.2-to-1 during the three months ended April 30, 2005, as compared to 5.0-to-1 during the three months ended April 30, 2004. This ratio is inclusive of costs related to power purchase agreements that had no corresponding revenues as if they were equipment sales. The ratio of costs to product sales improved from the same quarter of a year ago as product costs have declined as a result of our cost out program.

We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our engineering and manufacturing efforts and production volumes increase.

Research and development contracts

Research and development revenue decreased $2.4 million to $2.8 million for the three months ended April 30, 2005, compared to $5.1 million for the same period in 2004. Research and development contract revenue and costs were primarily related to SOFC development under the DOE’s Solid State Energy Conversion Alliance Program, the combined cycle Direct FuelCell/Turbine® development under DOE’s Vision 21 program, and the Ship Service Fuel Cell contract with the U.S. Navy. Research and development contract revenues and costs declined with the completion of the U.S. Department of Energy’s (DOE’s) Product Design Improvement program and the U.S. Navy Bath Iron Works subcontract, and lower revenues on the Clean Coal and U.S. Navy contracts. As of April 30, 2005, our research and development sales backlog totaled approximately $22.3 million of which Congress has not authorized funding of $9.0 million. This compares to research and development sales backlog totaling $23.6 million ($7.1 million un funded) as of April 30, 2004.

Cost of research and development contracts decreased $4.4 million to $2.6 million during the three months ended April 30, 2005, compared to $7.0 million for the same period in 2004. The ratio of research and development cost to revenue improved to 1-to-1 from 1.4-to-1 over the same quarter a year ago due to completion of the majority of tasks on the Clean Coal and King County contracts for which we had significant cost share commitments. The Clean Coal DFC3000 power plant is not currently operating due to lack of required fuel from the coal gasification plant at the site.

 Administrative and selling expenses

Administrative and selling expenses decreased by 2.9 percent to $3.6 million during the three months ended April 30, 2005 compared to $3.7 million in the same period of the prior year. The Company recognized lower costs as a result of the disposition of the Canadian operation totaling approximately $0.1 million as well as lower legal and shareholder relation costs totaling $0.3 million and salaries and other costs totaling $0.2 million. These decreases were offset by increases in consulting fees of $0.3 million that relate in part to Sarbanes-Oxley Act compliance and increased bad debt allowance of $0.2 million related to increased receivables.

Research and development expenses

Research and development expenses decreased to $5.3 million during the three months ended April 30, 2005 compared to $6.4 million recorded in the same period of the prior year. The Company recognized lower costs as a result of the disposition of the Canadian operation totaling approximately $2.1 million. This decrease was partially offset by increased internal research and development related to our cost out programs and DFC 300 product support.

Loss from operations

Loss from operations for the three months ended April 30, 2005 totaling $16.0 million is approximately 19 percent lower than the $19.7 million loss recorded in the comparable period last year. This was due primarily to lower costs on research and development contracts and the disposition of our Canadian operations.

Other factors impacting the operating loss included reduced funding on certain government contracts, development of our distribution network, and increases in depreciation on new production equipment, business insurance premiums, information systems and infrastructure. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” initiatives.

Loss from equity investments

Our investment in Versa Power Systems, Inc., totaled approximately $13.2 million and $2.0 million as of April 30, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method as of November 1, 2004, at which time our ownership had increased from 16 percent to 42 percent. Our share of equity losses for the three months ended April 30, 2005, totaled approximately $0.3 million.

Interest and other income, net

Interest and other income, net, was $1.1 million for the three months ended April 30, 2005, compared to $0.5 million for the same period in 2004. Interest income increased due to higher cash balances and interest rates.

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

Comparison of Six Months ended April 30, 2005 and April 30, 2004

Revenues and costs of revenues

The following tables summarize our revenue mix for the six months ended April 30, 2005 and 2004 (dollar amounts in thousands), respectively:

	Six Months Ended April 30, 2005		Six Months Ended April 30, 2004		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Fuel cell product sales and revenues	$8,380	61%	$3,952	27%	112%
Research and development contracts	5,288	39%	10,491	73%	(50%)
Total	$13,668	100%	$14,443	100%	(5%)

	Six Months Ended April 30, 2005		Six Months Ended April 30, 2004		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Fuel cell product sales and revenues	$24,311	82%	$17,190	54%	41%
Research and development contracts	5,430	18%	14,446	46%	(62%)
Total	$29,741	100%	$31,636	100%	(6%)

Total revenues for the six months ended April 30, 2005 decreased by $0.8 million, or 5 percent, to $13.7 million from $14.4 million during the same period last year.

Fuel cell product sales and revenues

Fuel cell product sales and revenue increased $4.4 million to $8.4 million for the six months ended April 31, 2005, compared to $4.0 million for the same period in 2004. As of April 30, 2005, our fuel cell product backlog totaled approximately $20.4 million compared to $28.6 million on the same date a year ago. Included in these figures are $1.6 million and $1.7 million, respectively, related to long-term service agreements.

Cost of product sales and revenues increased to $24.3 million during the six months ended April 30, 2005 compared to $17.2 million during the same period of the prior year. Included in cost of sales during the six months ended April 30, 2005 was a non-cash fixed asset impairment charge totaling $0.9 million. This was related to a planned change in manufacturing processes expected to increase electrical output (“uprate”) for improved product performance and reduced cost in future periods.

The increase in product sales and revenues and costs of product sales and revenues was due to primarily to the progress on power plants for Marubeni and Chevron Energy Solutions customers as well as DFC component shipments for MTU CFC Solutions, GmbH.  The ratio of product cost to sales improved from 2.9-to-1 during the six months ended April 30, 2005, as compared to 4.3-to-1 during the six months ended April 30, 2004 when adjusted for the one-time asset impairment charge described above. This ratio is inclusive of costs related to power purchase agreements that had no corresponding revenues as if they were equipment sales. The ratio of costs to product sales improved from the same period of a year ago as we recognized savings related to cost out program.

We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our engineering and manufacturing efforts and production volumes increase.

Research and development contracts

Research and development revenue decreased $5.2 million to $5.3 million for the six months ended April 30, 2005, compared to $10.5 million for the same period in 2004. Cost of research and development contracts decreased to $5.4 million during the six months ended April 30, 2005, compared to $14.4 million for the same period in 2004.

Research and development contract revenues and costs declined with the completion of the U.S. Department of Energy’s (DOE’s) Product Design Improvement program and the U.S. Navy Bath Iron Works subcontract, and lower revenues on the Clean Coal and U.S. Navy contracts. Research and development contract revenue and costs were primarily related to SOFC development under the DOE’s Solid State Energy Conversion Alliance Program, the combined cycle Direct FuelCell/Turbine® development under DOE’s Vision 21 program, and the Ship Service Fuel Cell contract with the U.S. Navy. The ratio of research and development cost to revenue improved to 1-to-1 from 1.4-to-1 over the same period a year ago due to the current mix of cost share contracts. The Clean Coal DFC3000 power plant is not currently operating due to lack of required fuel from the coal gasification plant at the site.

Administrative and selling expenses

Administrative and selling expenses decreased by 9.2 percent, to $6.7 million during the six months ended April 30, 2005 compared to $7.4 million in the same period of the prior year. The Company recognized lower costs as a result of the disposition of the Canadian operation totaling approximately $0.4 million as well as lower legal and shareholder relation costs totaling $0.5 million and salaries and other costs of $0.3 million. These decreases were partially offset by increases in consulting fees of $0.3 million which relate in part to Sarbanes-Oxley Act compliance and increased bad debt allowance of $0.2 million related to increased receivables.

Research and development expenses

Research and development expenses decreased to $10.5 million during the six months ended April 30, 2005 compared to $12.3 million recorded in the same period of the prior year. The Company recognized lower costs as a result of the disposition of the Canadian operation totaling approximately $5.1 million. This decrease was partially offset by increased internal research and development related to our cost out programs and DFC 300 product support.

Purchased in-process research and development

We recorded a charge totaling $12.2 million during the six months ended April 30, 2004 for in-process research and development (IPR&D) acquired in the Global transaction. The amount allocated to in-process research and development IPR&D was determined using established valuation techniques through a qualified third party valuation. As the SOFC technology is in the early stages of development, the valuation was based, in part, on the cost approach and a second method, the market approach. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology had not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs.”

Loss from operations

The net result of our revenues and costs was a loss from operations for the six months ended April 30, 2005 totaling $33.3 million. This operating loss is approximately 32 percent lower than the $49.1 million loss recorded in the comparable period last year due primarily to the acquisition related charge of purchased in-process research and development in the prior year totaling $12.2 million, lower costs on research and development contracts and disposition of our Canadian operations.

Other factors impacting the operating loss included reduced funding on certain government contracts, development of our distribution network, and increases in depreciation on new production equipment, business insurance premiums, information systems and infrastructure. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” initiatives.

Loss from equity investments

Our investment in Versa Power Systems, Inc., totaled approximately $13.2 million and $2.0 million as of April 30, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method of accounting as of November 1, 2004, at which time our ownership had increased from 16 percent to 42 percent. Our share of equity losses for the six months ended April 30, 2005, totaled approximately $0.7 million.

Interest and other income, net

Interest and other income, net, was $2.0 million for the six months ended April 30, 2005, compared to $1.4 million for the same period in 2004. Interest income increased from $1.2 million to $2.0 million due to higher cash balances and interest rates. This increase was offset by a lower net foreign currency gain totaling approximately $0.26 million. We recognized approximately $0.06 million in foreign currency losses and $0.3 million in foreign currency gains during the six months ended April 30, 2005 and 2004, respectively.

Discontinued operations, net of tax

During the six months ended April 30, 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million and approximately $0.4 million of exit costs related to these facilities. This resulted in total loss from discontinued operations of approximately $1.3 million.

During fiscal 2004, we acquired Global Thermoelectric Inc. (Global) and subsequently divested its generator business unit through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. Income, net of taxes, related to the generator business totaled approximately $0.9 million for the six months ended April 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $212.0 million of cash, cash equivalents and investments as of April 30, 2005 compared to $152.4 million as of October 31, 2004. Net cash and investments provided during the six months ended April 30, 2005 was $59.6 million, consisting of approximately $99.0 million from the sale of preferred stock, offset by approximately $38.4 million used for continuing operations, and approximately $1.0 million used in our discontinued Canadian operations.

Sources and Uses of Cash and Investments

We continue to invest in the development and commercialization of new products and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from operations. Cash from operations includes revenue from government research and development contracts, product sales, license fees and interest income. Our future cash requirements depend on numerous factors including future involvement in research and development contracts, sales of power purchase agreements, implementing our cost reduction efforts on our fuel cell products and increasing annual order volume.

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

The cost-out program began focusing initially on the sub-megawatt (sub-MW) DFC product with a cost, at that time, of approximately $10,000 per kilowatt (kW). Since 2003 the Company has introduced two blocks of cost reductions that have brought product costs down to approximately $6,000 per kW for the newly introduced DFC300MA™.

The DFC300MA incorporates design changes to the 250- kW Direct FuelCell power plant that is expected to result in lower routine maintenance expenses due to its modular three-piece design. This modular architecture, with separate skids for the mechanical balance of plant, electronic balance of plant and the DFC module, is expected to enhance serviceability due to greater accessibility for each component.  Additional improvements in the DFC300MA power plant include modifying certain subsystems, so parts and materials may be sourced from multiple vendors, and automating the fuel cell conditioning process resulting in higher product quality.

The Company is currently working cost reduction initiatives that are expected to further reduce product cost of its sub-MW DFC300MA to $4,800 per kW by the end of calendar year 2005. Realization of these cost reductions in our financial statements is dependent upon inventory levels, procurement and production decisions and order flow.  The design enhancements to the Company's sub-megawatt DFC power plant will extend to the megawatt (MW) plant design as well. Our MW-class products have an inherent 20 to 25 percent cost advantage over the sub-MW product due to economies of the balance of plant and other components.

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

Cash Inflows and Outflows

The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the six months ended April 30, 2005, we used $31.7 million in cash in our operating activities compared to an operating cash usage of $35.6 million during the six months ended April 30, 2004. Fiscal year to date cash used in operating activities consists of a net loss for the period of approximately $33.3 million, offset by non-cash adjustments totaling $6.2 million, cash used in working capital of approximately $5.9 million and loss from discontinued operations of approximately $1.3 million.  Depreciation and amortization include depreciation expense totaling $3.6 million, amortization of discounts of treasuries totaling $0.6 million and other amortization totaling $0.2 million.

Investing Activities:  During the six months ended April 30, 2005, net cash used by investing activities totaled $95.6 millioncompared with approximately $58.9 million generated in the six months ended April 30, 2004. During the six months ended April 30, 2004, we acquired Global Thermoelectric, Inc. which resulted in a net increase to cash in that period of $53.0 million. Capital expenditures totaled $6.6 million for the six months ended April 30, 2005. This included $5.7 million for equipment being built for power purchase agreements in our Alliance entities. During the six months ended April 30, 2005, approximately $158.4 million of investments in U.S. Treasury Securities matured and new treasury purchases were made totaling $247.4 million.

Financing Activities:  During the six months ended April 30, 2005 we closed on a Series B cumulative convertible preferred perpetual preferred stock offering which resulted in net proceeds to us totaling $99.0 million. We generated $0.4 million from financing activities through the exercise of stock options, partially offset by repayments of debt totaling approximately $0.2 million.  This compares with approximately $2.5 million generated in the six months ended April 30, 2004.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of April 30, 2005 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$4,351	$1,020	$1,575	$1,414	$342
Term loans (principal and interest)	1,431	447	890	94	--
Purchase commitments(2)	16,055	16,036	19	--	--
Series I Preferred dividends payable (3)	20,214	521	758	1,326	17,609
Series B Preferred dividends payable (4)	25,097	5,284	10,567	9,246	--
Totals	$67,148	$23,308	$13,809	$12,080	$17,951

(1)	Future minimum lease payments on capital and operating leases.
(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
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

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at April 30, 2005 is 7.2 percent and the outstanding principal balance on this loan is approximately $1.2 million.

Approximately $0.6 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project in an agreed ratio with the government agency. As of April 30, 2005, our research and development sales backlog totaled $22.3 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $9.9 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of April 30, 2005, we had product sales backlog of approximately $20.4 million. We do not expect sales from this backlog to be profitable.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation. This statement supercedes Accounting Princples Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Under Securities and Exchange Commission release number 33-8568, the revised statement is effective as of the first fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it on November 1, 2005 as required.

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows. We applied the provisions of this accounting standard to our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2005, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of April 30, 2005, approximately $0.9 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

We recognized approximately $0.06 million in foreign currency losses and $0.3 million in foreign currency gains during the six months ended April 30, 2005 and 2004, respectively. This has been recorded as a component of ‘Interest and other income’ on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

During the most recent fiscal quarter, there has been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of securities holders during the second quarter of fiscal 2005 at the FuelCell Energy, Inc. Annual Shareholders’ Meeting, which was held on March 29, 2005. The meeting involved the election of the following directors to hold office until the next annual meeting of shareholders:

Jerry D. Leitman	Warren D. Bagatelle	Michael Bode
Thomas R. Casten	James D. Gerson	Thomas L. Kempner
William A. Lawson	Charles J. Murphy	George K. Petty
John A. Rolls

The results of the voting were as follows:

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Jerry D. Leitman	38,269,322	560,156
Warren D. Bagatelle	37,913,334	916,144
Michael Bode	35,858,016	2,971,462
Thomas R. Casten	38,466,445	363,033
James D. Gerson	37,965,179	864,299
Thomas L. Kempner	37,011,924	1,817,554
William A. Lawson	38,390,756	438,722
Charles J. Murphy	37,280,906	1,548,572
George K. Petty	38,451,079	378,399
John A. Rolls	38,463,954	365,524

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a Form 8-K dated February 18, 2005 under Item 5.02, regarding the promotion of R. Daniel Brdar to the position of Executive Vice President and Chief Operating Officer.

We filed a Form 8-K dated March 11, 2005 under Items 2.02 and 9.01, in connection with a press release announcing our financial results and accomplishments for the three months ended January 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC. (Registrant)

June 9, 2005	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002