Form 10-Q
period 2005-07-31
FUELCELL ENERGY INC
filed 2005-09-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2005
or
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

Common Stock, par value $.0001 per share, outstanding at August 29, 2005: 48,372,216.

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three and Nine Month Period Ended July 31, 2005

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	July 31, 2005 (Unaudited)	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,814	$45,759
Investments: U.S. treasury securities	162,336	106,636
Accounts receivable, net	12,799	7,599
Inventories, net	13,267	14,619
Other current assets, net	5,467	4,253
Total current assets	210,683	178,866

Property, plant and equipment, net	45,224	42,254
Investments: long-term U.S. treasury securities	12,312	--
Assets held for sale	--	12,344
Equity investments	12,840	2,125
Other assets, net	571	921
Total assets	$281,630	$236,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$565	$539
Accounts payable	7,181	9,526
Accrued liabilities	6,106	5,255
Deferred license fee income	113	37
Deferred revenue	8,227	6,713
Total current liabilities	22,192	22,070

Long-term debt and other liabilities	971	1,476
Total liabilities	23,163	23,546

Shareholders’ equity:
Preferred stock ($0.01 par value); 200,000 shares authorized at July 31, 2005 and October 31, 2004: Series B Convertible Preferred Stock; 105,875 shares issued and outstanding at July 31, 2005 and -0- at October 31, 2004	1	--
Common stock ($.0001 par value); 150,000,000 shares authorized and 48,294,216 and 48,132,694 shares issued and outstanding at July 31, 2005 and October 31, 2004, respectively	5	5
Preferred shares of subsidiary	10,441	10,259
Additional paid-in capital	520,430	424,621
Accumulated deficit	(272,410)	(221,921)
Total shareholders’ equity	258,467	212,964

Total liabilities and shareholders’ equity	$281,630	$236,510

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2005	2004

Revenues:
Product sales and revenues	$4,877	$3,646
Research and development contracts	3,865	4,422
Total revenues	8,742	8,068

Costs and expenses:
Cost of product sales and revenues	13,827	9,740
Cost of research and development contracts	3,665	7,436
Administrative and selling expenses	4,049	3,448
Research and development expenses	5,732	6,670
Total costs and expenses	27,273	27,294

Loss from operations	(18,531)	(19,226)

License fee income, net	69	68
Interest expense	(6)	(32)
Loss from equity investments	(510)	--
Interest and other income, net	1,976	357

Net loss from continuing operations before provision for income tax	(17,002)	(18,833)

Provision for income taxes	--	--

Net loss from continuing operations	(17,002)	(18,833)

Discontinued operations, net of tax	--	(95)

Net loss	(17,002)	(18,928)

Preferred stock dividends	(1,576)	(231)

Net loss to common shareholders	$(18,578)	$(19,159)

Loss per share basic and diluted:
Continuing operations	$(0.38)	$(0.40)
Discontinued operations	--	--
Net loss to common shareholders	$(0.38)	$(0.40)

Basic and diluted weighted average shares outstanding	48,275,315	48,097,321

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(UNAUDITED)
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2005	2004

Revenues:
Product sales and revenues	$13,257	$7,598
Research and development contracts	9,153	14,913
Total revenues	22,410	22,511

Costs and expenses:
Cost of product sales and revenues	38,138	26,930
Cost of research and development contracts	9,095	21,882
Administrative and selling expenses	10,793	10,872
Research and development expenses	16,244	18,982
Purchased in-process research and development	--	12,200
Total costs and expenses	74,270	90,866

Loss from operations	(51,860)	(68,355)

License fee income, net	172	204
Interest expense	(79)	(92)
Loss from equity investments	(1,185)	--
Interest and other income, net	3,947	1,738

Net loss from continuing operations before provision for income tax	(49,005)	(66,505)

Provision for income taxes	--	--

Net loss from continuing operations	(49,005)	(66,505)

Discontinued operations, net of tax	(1,252)	846

Net loss	(50,257)	(65,659)

Preferred stock dividends	(4,491)	(702)

Net loss to common shareholders	$(54,748)	$(66,361)

Income (loss) per share basic and diluted:
Continuing operations	$(1.11)	$(1.41)
Discontinued operations	(.03)	.02
Net loss to common shareholders	$(1.14)	$(1.39)

Basic and diluted weighted average shares outstanding	48,205,160	47,874,599

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(50,257)	$(65,659)
Adjustments to reconcile net loss to net cash used in
operating activities, net of effects of acquisition:
Income (loss) from discontinued operations	1,252	(846)
Asset impairment	994	--
Loss in equity investments	1,185	--
Purchased in process research and development	--	12,200
Depreciation and amortization	5,164	7,436
Loss on disposal of assets	--	8
Provision for doubtful accounts	256	32
(Increase) decrease in operating assets:
Accounts receivable	(5,456)	(967)
Inventories	1,352	1,013
Other assets	(923)	352
Increase (decrease) in operating liabilities:
Accounts payable	(2,345)	(6,042)
Accrued liabilities	(128)	(153)
Deferred revenue	1,514	2,088
Deferred license fee income and other	76	76
Net cash used in operating activities	(47,316)	(50,462)

Cash flows from investing activities:
Capital expenditures	(10,463)	(5,360)
Treasury notes matured	274,858	85,941
Treasury notes purchased	(342,262)	(76,502)
Proceeds from sale of Global Thermoelectric, Inc., net of transaction costs	--	16,008
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transaction costs	--	53,004
Net cash (used in) provided by investing activities	(77,867)	73,091

Cash flows from financing activities:
Repayment on long-term debt	(327)	(240)
Net proceeds from issuance of preferred stock	99,007	--
Payment of preferred dividends	(2,997)	(379)
Common stock issued for Option and Stock Purchase Plans	555	3,225
Net cash provided by financing activities	96,238	2,606

Net cash provided by discontinued operations	--	559

Net increase (decrease) in cash and cash equivalents	(28,945)	25,794

Cash and cash equivalents-beginning of period	45,759	41,000
Cash and cash equivalents-end of period	$16,814	$66,794

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. is engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell ("DFC") power plants produce reliable, secure and environmentally friendly base load electricity for commercial and industrial, government and other customers. We are currently in the process of commercializing our DFC carbonate technology and are beginning the development of planar solid oxide fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” and commercialization  initiatives.

Basis of Presentation - Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2005 have been included. The balance sheet as of October 31, 2004 has been derived from the audited financial statements at that date.

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

The results of operations for the three and nine months ended July 31, 2005 and cash flows for the nine months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2004 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including FuelCell Energy, Ltd. Intercompany accounts and transactions have been eliminated. Alliance Monterrey, LLC, Alliance Chico, LLC and Alliance Star Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements with the City of Santa Barbara, the Sierra Nevada Brewery Co. and Sheraton San Diego Hotel and Marina. The financial results of the joint ventures are consolidated with those of FuelCell, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements.

Certain reclassifications have been made to our prior year amounts to conform to the 2005 presentation.

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. As of November 1, 2004, all Canadian business operations were transferred to Versa Power Systems, Inc. (refer to Note 2 - Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets) but we do retain the legal entity in Canada with certain monetary balances (primarily cash). We recognized a foreign currency gain of approximately $.01 million and a foreign currency loss of approximately $.05 million during the three and nine months ended July 31, 2005, respectively. A foreign currency loss of approximately $0.03 million and a foreign currency gain of approximately $0.2 million were recognized in the three and nine months ended July 31, 2004, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net loss to common shareholders, as reported	$(18,578)	$(19,159)	$(54,748)	$(66,361)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,074)	(2,339)	(5,463)	(6,866)
Pro forma net loss to common shareholders	$(20,652)	$(21,498)	$(60,211)	$(73,227)

Loss per basic and diluted common share to common shareholders, as reported	$(0.38)	$(0.40)	$(1.14)	$(1.39)
Pro forma loss per basic and diluted common share to common shareholders	$(.043)	$(0.45)	$(1.25)	$(1.53)

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

Comprehensive Loss

Comprehensive loss was $17.0 million and $18.9 million for the three months ended July 31, 2005 and 2004, respectively.

Comprehensive loss was $50.5 million and $65.7 million for the nine months ended July 31, 2005 and 2004, respectively. Comprehensive loss for the nine months ended July 31, 2005 included an adjustment to retained earnings totaling approximately $0.2 million as a result from switching from the cost to equity method of accounting for our investment in Versa Power, Ltd. Refer also to Note 3 - Equity Investments.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005 (our fiscal year begins on November 1, 2005). We currently use the Black-Scholes option pricing model to measure the fair value of stock-based compensation to employees for pro forma disclosures under SFAS No. 123. SFAS No. 123R requires that compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date and the compensation cost shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. We expect 2006 compensation cost to be material for the portion of awards made prior to November 1, 2005 for which the requisite service has not been rendered. We are currently evaluating SFAS No. 123R and have not determined whether we will use the Black-Scholes option pricing model or a “lattice” model for stock-based instruments granted subsequent to November 1, 2005.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2005(1)	2004(2)	2005(1)	2004(2)

Product sales and revenues	$--	$1,419	$--	$13,079
Cost of product sales	--	1,157	--	9,853
Asset impairments and facility exit costs	--	--	1,252	--
Operating expenses	--	360	--	2,217
Operating income (loss)	$--	$(98)	$(1,252)	$1,009
Provision (benefit) for income taxes	--	(3)	--	163
Discontinued operations, net of tax	$--	$(95)	$(1,252)	$846

(1)
During the nine months ended July 31, 2005, we exited certain facilities in Canada and recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities, which resulted in total loss from discontinued operations of approximately $1.3 million. There were no charges related to discontinued operations during the three months ended July 31, 2005.

(2)
During fiscal 2004, we acquired Global and subsequently divested its generator business unit through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations.

Sale of Solid Oxide Fuel Cell Assets

On October 19, 2004, we signed a definitive agreement to transfer substantially all of our Canadian solid oxide fuel cell (SOFC) assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd. This transaction closed on November 1, 2004. In exchange, we received 5,714 shares of Versa Power Systems, Inc. (“Versa”) common stock, increasing our ownership position in Versa to 7,714 shares, or 42 percent. No cash was exchanged in the transaction. On May 1, 2005, Versa had a 10-for-1 stock split resulting in an increase in the number of shares we own to 77,140, which remains a 42 percent ownership interest. The consideration received by us in the transaction was determined based upon arms-length negotiations of the parties.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Equity investments

Our investment in Versa totaled approximately $12.7 million and $2.0 million as of July 31, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method as of November 1, 2004, at which time our ownership increased from 16 percent to 42 percent.

With the change from the cost to the equity method of accounting, we recorded an adjustment of $0.2 million to accumulated deficit to account for our share of the historical losses in this entity assuming we had always been under the equity method. Our share of equity losses for the three and nine months ended July 31, 2005, totaled approximately $.5 and $1.2 million, respectively.

We also have a 25 percent ownership interest in Xiamen Technology Co. Ltd., valued at approximately $0.1 million, which is accounted for under the equity method.

Note 4. Investments in U.S. treasury securities

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at July 31, 2005 and October 31, 2004:

	AmortizedCost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At July 31, 2005
U.S. government obligations	$174,648	$1	$(286)	$174,363

At October 31, 2004
U.S. government obligations	$106,636	$--	$(190)	$(106,446)

Reported as:
	July 31,	October 31,
	2005	2004
Short-term investments	$162,336	$106,636
Long-term investments	12,312	--
Total	$174,648	$106,636

As of July 31, 2005, short-term investment securities have maturity dates ranging from August 11, 2005 to May 31, 2006, and estimated yields ranging from 1.91 percent to 3.55 percent. Long-term investment securities have maturity dates ranging from August 15, 2006 to December 31, 2006, and estimated yields ranging from 3.32 percent to 3.92 percent. Our weighted average yield on our short and long-term investments was 3.00 percent as of July 31, 2005.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Inventories

The components of inventory at July 31, 2005 and October 31, 2004 consisted of the following:

	July 31,	October 31,
	2005	2004

Raw materials	$3,739	$1,663
Work-in-process	9,528	12,956
Total	$13,267	$14,619

Our inventories are stated at the lower of recoverable cost or market price. Our lower of cost or market and obsolescence adjustment, reducing gross inventory values to the reported amounts, was approximately $9.4 million and $11.4 million at July 31, 2005 and October 31, 2004, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment at July 31, 2005 and October 31, 2004 consisted of the following:

	July 31, 2005	October 31, 2004	Estimated Useful Life
Land	$ 524	$ 524	—
Building and improvements	5,985	6,824	10-30 years
Machinery, equipment and software(2)	59,830	48,576	3-8 years
Furniture and fixtures	2,320	2,217	6-10 years
Assets available for lease(1)	2,063	2,063	3 years
Construction in progress(2)	4,609	6,645
	$75,331	$66,849
Less, accumulated depreciation and amortization	(30,107)	(24,595)
Total	$45,224	$42,254
____
(1)	Assets available for lease are two DFC 300 power plants. One of these assets is currently under lease to a customer and another is on loan to a government test facility.
(2)	Includes costs of power plants for power purchase agreement contracts.

Depreciation expense was approximately $5.6 million and $6.6 million for the nine months ended July 31, 2005 and 2004, respectively.

During the three months ended January 31, 2005, we recorded a fixed asset impairment charge related to an obsolete catalyst extruding system totaling $1.0 million, against cost of product sales. This was related to a planned change in manufacturing processes that is expected to improve product performance and reduce costs in future periods. In addition, during the three months ended January 31, 2005, we recorded a fixed asset impairment charge to discontinued operations totaling $0.9 million related to excess facilities in Calgary, Alberta, Canada. There were no asset impairment charges during the three months ended July 31, 2005 or the three and nine months ended July 31, 2004.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Shareholders' Equity

Changes in shareholders’ equity were as follows for the nine months ended July 31, 2005:

Balance at October 31, 2004	$ 212,964
Issuance of Series B Preferred shares	99,007
Accretion of fair value discount of preferred stock	940
Reduction of additional paid in capital for accretion of discount	(940)
Series B preferred dividends accrued	(3,680)
Series I preferred dividends paid	(379)
Registration statement fees	(17)
Proceeds from sales of shares through employee stock plans	555
Issuance of common shares for employee stock incentive plan	506
Equity method losses in Versa Power Systems, Inc.(1)	(232)
Net loss	(50,257)
Balance at July 31, 2005	$258,467
____
(1) With an increase of ownership in Versa to 42 percent, we now account for our investment under the equity method of accounting. As a result, we recorded a $0.2 million adjustment against retained earnings to record historical losses as if the investment had been accounted for under the equity method since our original investment in fiscal 2002.

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

Under the terms of the purchase agreement, the Initial Purchasers had an option through January 25, 2005 to purchase the remaining 35,000 shares. On January 14, 2005, we closed on the sale of 5,875 shares of Series B preferred stock to the Initial Purchasers. Net proceeds to us were approximately $5.5 million.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
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

As of the November 3, 2003 acquisition date of Global, the fair value of the Preferred Shares was determined to be $9.1 million. The fair value of the Preferred Shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of July 31, 2005, this was valued at $10.4 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Warrants

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of these warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. As of July 31, 2005, 200,000 of these warrants with an exercise price of $13.38 had expired. The exercise prices of the remaining warrants range from $13.38 to $18.73 per share and the warrants will expire between October 2005 and April 2007, if not exercised sooner.

On July 7, 2005, we issued warrants to purchase up to an aggregate of 1,000,000 shares of our common stock to Enbridge Inc. (Enbridge) in conjunction with an amended distribution agreement. All previously issued warrants to Enbridge were cancelled. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. The exercise prices of the warrants range from $9.89 to $11.87 per share and the expiration dates range from June 30, 2007 to June 30, 2010. As of July 31, 2005, all of the warrants issued to Enbridge remained unvested.

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Revenues:
United States	$6,291	$5,737	$15,625	$18,469
Japan	1,912	2,329	4,796	3,219

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and nine months ended July 31, 2005 and 2004 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
U.S. Government (1)	43%	55%	39%	66%
Marubeni Corporation	22%	29%	21%	14%
____
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Weighted average basic common shares	48,275,315	48,097,321	48,205,160	47,874,599
Effect of dilutive securities(1)	--	--	--	--
Weighted average basic common shares adjusted for diluted calculations	48,275,315	48,097,321	48,205,160	47,874,599
____

(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that the losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at July 31, 2005 and 2004 totaled 3.2 million and 2.6 million, respectively, and future potentially dilutive stock options that were not in-the-money totaled 2.6 million and 2.8, respectively. We also have issued warrants as previously discussed, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of earnings per share since their vesting is contingent upon certain future performance requirements that are not yet probable. We also have convertible preferred stock outstanding as previously discussed that has been excluded from this calculation as the effect would be antidilutive.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the three and nine months ended July 31, 2005 and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Nine Months Ended July 31,
Cash paid during the period for:	2005	2004
Interest	$78	$92
Taxes	$276	$597

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in acquisitions	$--	$81,825
Common stock issued for employee incentive plan	$506	$--
Capital lease obligations in connection with property and equipment	$--	$390
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$12,132	$--

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2005 and 2004, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that product deliveries will not occur when anticipated, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2004.

OVERVIEW

FuelCell Energy, Inc., based in Danbury, Conn., is a world leader in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell ("DFC") power plants produce reliable, secure and environmentally friendly base load electricity for commercial and industrial, government and other customers. We are currently in the process of commercializing our DFC carbonate technology. We have developed commercial distribution alliances for its carbonate Direct FuelCell products with world class companies such as PPL Energy Plus, Caterpillar, Alliance Power, Chevron Energy Solutions and LOGANEnergy in the U.S.; Marubeni Corporation in Asia; MTU CFC Solutions in Europe; and Enbridge Inc. in Canada. FuelCell Energy developed its patented DFC technology for stationary power plants with support from the U.S. Department of Energy (DOE) through its Office of Fossil Energy’s National Energy Technology Laboratory. In addition, we are beginning the development of another high temperature fuel cell system, planar solid oxide fuel cell (SOFC) technology, as a prime contractor in the DOE Solid State Energy Conversion Alliance (SECA) Program and through our 42 percent ownership interest in Versa Power Systems, Inc. (“Versa”).

Direct FuelCell Power Plants

Increasing demand for reliable power worldwide, supplemented by air pollution concerns caused by older, combustion power generation, and electrical grid delivery systems that are constrained or unreliable present significant market opportunities for our core distributed generation products. Our proprietary carbonate DFC power plants electrochemically produce electricity directly from readily available hydrocarbon fuels, such as natural gas and wastewater treatment gas.  We believe our products offer significant advantages compared to other power generation technologies, including:

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

Through July 2005, more than 78 million kilowatt hours of electricity have been generated by fuel cell power plants worldwide incorporating our DFC technology. This increase in operating hours at customer sites has provided additional experience for improvement of the performance and availability of DFC power plants. From January 2003 through July 2005, the fleet availability for our DFC power plants was approximately 90 percent.

RECENT DEVELOPMENTS

We closed on a $100 million private offering of shares of our 5% Series B cumulative convertible perpetual preferred stock on November 18, 2004, with net proceeds to us of approximately $93.5 million. On January 14, 2005, we closed on the sale of an over-allotment of this same offering providing an additional $5.5 million of net proceeds. Total net proceeds to us from the sale of these securities was approximately $99.0 million and is intended to be used for product development, product commercialization and general corporate purposes.

On November 1, 2004, we closed on our agreement to combine the Canadian SOFC operations into Versa in exchange for Versa stock. Under the terms of the agreement, all SOFC intellectual property and the majority of the fixed assets of Fuel Cell Energy, Ltd., our Canadian subsidiary, was combined with Versa in exchange for 5,714 shares. We now own 7,714 shares or 42 percent of the common shares of Versa. No cash was exchanged in this transaction and employees of FuelCell Energy, Ltd. became Versa employees. On May 1, 2005, Versa had a 10-for-1 stock split resulting in an increase in the number of shares we own to 77,140, which remains a 42 percent ownership interest.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of July 31, 2005, research and development sales backlog totaled $19.2 million, of which 79 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

As of July 31, 2005 and October 31, 2004, the LCM and obsolescence adjustment to the cost basis of inventory and advance payments to vendors was approximately $9.8 million and $12.5 million, respectively, which equates to a reduction of approximately 41 and 43 percent, respectively, of the gross inventory value. As of July 31, 2005, our gross inventory and advances to vendors’ balances declined from the October 31, 2004 balances due to plants being completed for customer orders. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

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

Comparison of Three Months ended July 31, 2005 and July 31, 2004

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended July 31, 2005 and 2004 (dollar amounts in thousands), respectively:

	Three Months Ended July 31, 2005		Three Months Ended July 31, 2004		Percentage Increase/
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Fuel cell product sales and revenues	$4,877	56%	$3,646	45%	34%
Research and development contracts	3,865	44%	4,422	55%	(13%)
Total	$8,742	100%	$8,068	100%	8%

	Three Months Ended July 31, 2005		Three Months Ended July 31, 2004
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	Percentage Increase/ (Decrease) in Costs of Revenues
Fuel cell product sales and revenues	$13,827	79%	$9,740	57%	42%
Research and development contracts	3,665	21%	7,436	43%	(51%)
Total	$17,492	100%	$17,176	100%	2%

Total revenues for the three months ended July 31, 2005 increased by $0.7 million, or 8 percent, to $8.7 million from $8.1 million during the same period last year.

Fuel cell product sales and revenues

Fuel cell product sales and revenue increased $1.2 million to $4.9 million for the three months ended July 31, 2005, compared to $3.6 million for the same period in 2004. The increase in product sales and revenues was primarily due to the manufacturing of power plants for LOGANEnergy Corp., Chevron Energy Solutions and MTU as well as the recognition of electricity and grant revenue related to power purchase agreements. As of July 31, 2005, our fuel cell product backlog totaled approximately $23.3 million, compared to $25.4 million on the same date a year ago. Included in these figures are $5.7 million and $1.7 million, respectively, related to long-term service agreements. Product backlog does not include power purchase or incentive funding agreements.

Cost of product sales and revenues increased to $13.8 million during the three months ended July 31, 2005, compared to $9.7 million during the same period of the prior year. The ratio of product cost to sales was 2.8-to-1 during the three months ended July 31, 2005, compared to 2.7-to-1 during the three months ended July 31, 2004. This increase in the ratio was impacted by higher costs related to the manufacture of power plants for power purchase agreements.

Cost of product sales, and the related ratio of product cost to sales are impacted by changes in inventory levels as cost of sales includes lower of cost or market adjustments. We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our “cost out program” and production volumes increase. Refer to the “Liquidity and Capital Resources” section of this document, which further describes our “cost out program”.

Research and development contracts

Research and development revenue decreased $0.5 million to $3.9 million for the three months ended July 31, 2005, compared to $4.4 million for the same period in 2004. Research and development contract revenue and costs for the three months ended July 31, 2005 were primarily related to SOFC development under the DOE’s Solid State Energy Conversion Alliance Program and the combined cycle Direct FuelCell/Turbine® development under DOE’s Vision 21 program. Research and development contract revenues and costs declined with the completion of the DOE’s Product Design Improvement program and the U.S. Navy Bath Iron Works subcontract, and lower revenues on the Clean Coal and U.S. Navy contracts. As of July 31, 2005, our research and development sales backlog totaled approximately $19.2 million of which Congress has authorized funding of $15.1 million. This compares to research and development sales backlog totaling $19.5 million ($13.5 million funded) as of July 31, 2004.

Cost of research and development contracts decreased $3.7 million to $3.7 million during the three months ended July 31, 2005, compared to $7.4 million for the same period in 2004. The ratio of research and development cost to revenue improved to .95-to-1 from 1.7-to-1 over the same quarter a year ago due to completion of the majority of tasks on the Clean Coal and King County contracts, which had significant cost share commitments. The Clean Coal DFC3000 power plant was not operated at the Indiana site due to inoperability of the coal gassifier to provide fuel. The power plant is currently being relocated.

 Administrative and selling expenses

Administrative and selling expenses increased by 17 percent to $4.0 million during the three months ended July 31, 2005, compared to $3.4 million in the same period of the prior year. The Company recognized an increase in costs due to increased proposal work on recent project bids and higher administrative costs, which relate in part to Sarbanes-Oxley Act compliance. These increases were partially offset by a decrease in administrative and selling expenses resulting from the disposition of the Canadian operation.

Research and development expenses

Research and development expenses decreased to $5.7 million during the three months ended July 31, 2005, compared to $6.7 million recorded in the same period of the prior year. The Company recognized lower costs as a result of the disposition of the Canadian operation totaling approximately $1.7 million. This decrease was partially offset by higher DFC product development costs.

Loss from operations

Loss from operations for the three months ended July 31, 2005 totaling $18.5 million is approximately 4 percent lower than the $19.2 million loss recorded in the comparable period last year. This was due primarily to lower costs on research and development contracts and the disposition of our Canadian operation. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” and commercialization initiatives.

Loss from equity investments

Our investment in Versa totaled approximately $12.7 million and $2.0 million as of July 31, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method as of November 1, 2004, at which time our ownership had increased from 16 percent to 42 percent. Our share of equity losses for the three months ended July 31, 2005, totaled approximately $0.5 million.

Interest and other income, net

Interest and other income, net, was $2.0 million for the three months ended July 31, 2005, compared to $0.4 million for the same period in 2004. Interest income increased due to higher yields on higher cash and investment balances and state research and development tax credits totaling $0.5 million.

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

Comparison of Nine Months ended July 31, 2005 and July 31, 2004

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the nine months ended July 31, 2005 and 2004 (dollar amounts in thousands), respectively:

	Nine Months Ended July 31, 2005		Nine Months Ended July 31, 2004
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	Percentage Increase/(Decrease) in Revenues
Fuel cell product sales and revenues	$13,257	59%	$7,598	34%	74%
Research and development contracts	9,153	41%	14,913	66%	(39%)
Total	$22,410	100%	$22,511	100%	(0.4)%

	Nine Months Ended July 30, 2005		Nine Months Ended July 30, 2004
Cost of Revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	Percentage Increase/ (Decrease) in Costs of Revenues
Fuel cell product sales and revenues	$38,138	81%	$26,930	55%	42%
Research and development contracts	9,095	19%	21,882	45%	(58%)
Total	$47,233	100%	$48,812	100%	(3%)

Total revenues for the nine months ended July 31, 2005 decreased by $0.1 million, or 0.4 percent, to $22.4 million from $22.5 million during the same period last year.

Fuel cell product sales and revenues

Fuel cell product sales and revenue increased $5.7 million to $13.3 million for the nine months ended July 31, 2005, compared to $7.6 million for the same period in 2004. Cost of product sales and revenues increased to $38.1 million during the nine months ended July 31, 2005, compared to $26.9 million during the same period of the prior year. Included in cost of sales during the nine months ended July 31, 2005 was a non-cash fixed asset impairment charge totaling $1.0 million. This was related to a planned change in manufacturing processes expected to increase electrical output (“uprate”) for improved product performance and reduced cost in future periods.

The increase in product sales and revenues and costs of product sales and revenues was due primarily to the progress on power plants for Chevron Energy Solutions, Marubeni, MTU and LOGANEnergy as well as the recognition of electricity and grant revenue related to power purchase agreements. The ratio of product cost to sales improved to 2.8-to-1 during the nine months ended July 31, 2005, as compared to 3.5-to-1 during the nine months ended July 31, 2004 when adjusted for the one-time asset impairment charge described above. This ratio is inclusive of costs related to power purchase agreements that had no corresponding revenues as if they were costs associated with equipment sales. The ratio of costs to product sales improved from the same period of a year ago as we recognized savings from our cost out program.

We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our engineering and manufacturing efforts and production volumes increase.

Research and development contracts

Research and development revenue decreased $5.8 million to $9.2 million for the nine months ended July 31, 2005, compared to $14.9 million for the same period in 2004. Cost of research and development contracts decreased to $9.1 million during the nine months ended July 31, 2005, compared to $21.9 million for the same period in 2004.

Research and development contract revenues and costs declined with the completion of the U.S. Department of Energy’s (DOE’s) Product Design Improvement program and the U.S. Navy Bath Iron Works subcontract, and lower revenues on the Clean Coal and U.S. Navy contracts. Research and development contract revenue and costs for the nine months ended July 31, 2005 were primarily related to SOFC development under the DOE’s Solid State Energy Conversion Alliance Program, the combined cycle Direct FuelCell/Turbine® development under DOE’s Vision 21 program, and the Ship Service Fuel Cell contract with the U.S. Navy. The ratio of research and development cost to revenue improved to .99-to-1 from 1.5-to-1 over the same period a year ago due to the current mix of cost share contracts. The Clean Coal DFC3000 power plant was not operated at the Indiana site due to inoperability of the coal gassifier to provide fuel. The power plant is currently being relocated.

Administrative and selling expenses

Administrative and selling expenses decreased $0.1 million, to $10.8 million during the nine months ended July 31, 2005, compared to $10.9 million in the same period of the prior year. The Company recognized lower costs as a result of the disposition of the Canadian operation, which was almost entirely offset by an increase in consulting fees related in part to Sarbanes-Oxley Act compliance, an increase in bad debt allowance related to increased receivables and an increase in costs resulting from increased proposal work on project bids.

Research and development expenses

Research and development expenses decreased to $16.2 million during the nine months ended July 31, 2005, compared to $19.0 million recorded in the same period of the prior year. The Company recognized lower costs as a result of the disposition of the Canadian operation, partially offset by increased internal research and development related to support of the DFC products and our cost out programs.

Purchased in-process research and development

We recorded a charge totaling $12.2 million during the nine months ended July 31, 2004 for in-process research and development (IPR&D) acquired in the Global transaction. The amount allocated to IPR&D was determined using established valuation techniques through a qualified third party valuation. As the SOFC technology is in the early stages of development, the valuation was based, in part, on the cost approach and a second method, the market approach. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology had not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, “Accounting for Research and Development Costs.”

Loss from operations

The net result of our revenues and costs was a loss from operations for the nine months ended July 31, 2005 totaling $51.9 million. This operating loss is approximately 24 percent lower than the $68.4 million loss recorded in the comparable period last year due primarily to the acquisition related charge of purchased in-process research and development in the prior year totaling $12.2 million, lower costs on research and development contracts and disposition of our Canadian operations. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” and commercialization initiatives.

Loss from equity investments

Our investment in Versa totaled approximately $12.7 million and $2.0 million as of July 31, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method of accounting as of November 1, 2004, at which time our ownership had increased from 16 percent to 42 percent. Our share of equity losses for the nine months ended July 31, 2005, totaled approximately $1.2 million.

Interest and other income, net

Interest and other income, net, was $3.9 million for the nine months ended July 31, 2005, compared to $1.7 million for the same period in 2004. Interest income increased due to higher yields on higher cash and investment balances and state research and development tax credits totaling $0.5 million. This increase was offset by foreign currency losses of approximately $0.1 million during the nine months ended July 31, 2005, compared to foreign currency gains of $0.2 million during the nine months ended July 31, 2004.

Discontinued operations, net of tax

During the nine months ended July 31, 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million and exit costs of approximately $0.4 million.

During fiscal 2004, we acquired Global Thermoelectric Inc. (Global) and subsequently divested its generator business unit through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. Income, net of taxes, related to the generator business totaled approximately $0.9 million for the nine months ended July 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $191.5 million of cash, cash equivalents and investments as of July 31, 2005, compared to $152.4 million as of October 31, 2004. Net cash and investments provided during the nine months ended July 31, 2005 was $39.1 million, consisting of approximately $99.0 million from the sale of preferred stock, offset by approximately $58.9 million used for continuing operations, and approximately $1.0 million used in our discontinued Canadian operations.

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

Implementing cost reduction efforts on our fuel cell products

We believe that reducing product cost is essential to penetrate the market for fuel cell products and is critical to achieving profitability. We believe this will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies. In 2003, we began a “cost-out” program that focuses on three key areas:

•	increased performance output;
•	increased stack life; and
•	design simplification and materials replacement and/or elimination to reduce product cost.

The cost-out program began focusing initially on the sub-megawatt (sub-MW) DFC product with a cost, at that time, of approximately $10,000 per kilowatt (kW). Since 2003, we have introduced two blocks of cost reductions that have brought product costs down to approximately $6,000 per kW for the newly introduced DFC300MA™.

The DFC300MA incorporates design changes to the 250 kW Direct FuelCell power plant that is expected to result in lower routine maintenance expenses due to its modular three-piece design. This modular architecture, with separate skids for the mechanical balance of plant, electronic balance of plant and the DFC module, is expected to enhance serviceability due to greater accessibility for each component. Additional improvements in the DFC300MA power plant include modifying certain subsystems, so parts and materials may be sourced from multiple vendors, and automating the fuel cell conditioning process resulting in higher product quality. Balance of plant testing and verification on the DFC300MA has been completed with successful results and this new sub-MW design has been released for production.

We are on target to meet our cost objective of $4,800/kW for our sub-MW product by the end of calendar year 2005. After cost-out initiatives are verified on the sub-MW product, then similar initiatives will extend to the MW product. Our MW-class products have an inherent 20 to 25 percent cost advantage over the sub-MW product due to economies of scale of the balance of plant and other components.

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

Cash Inflows and Outflows

The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the nine months ended July 31, 2005, we used $47.3 million in cash in our operating activities, compared to an operating cash usage of $50.5 million during the nine months ended July 31, 2004. Fiscal year to date cash used in operating activities consists of a net loss for the period of approximately $50.3 million, offset by non-cash adjustments totaling $7.6 million, cash used in working capital of approximately $5.9 million and loss from discontinued operations of approximately $1.3 million.  Depreciation and amortization include depreciation expense totaling $5.6 million and other amortization totaling $0.1 million, partially offset by net amortization of discounts on investments totaling $0.6 million.

Investing Activities:  During the nine months ended July 31, 2005, net cash used by investing activities totaled $77.9 million, compared with approximately $73.1 million generated in the nine months ended July 31, 2004. During the nine months ended July 31, 2004, we acquired Global Thermoelectric, Inc., which resulted in a net increase to cash in that period of $53.0 million. Capital expenditures totaled $10.5 million for the nine months ended July 31, 2005. This included approximately $9.0 million for equipment being built for power purchase agreements in our Alliance entities. During the nine months ended July 31, 2005, approximately $274.9 million of investments in U.S. Treasury Securities matured and new treasury purchases were made totaling $342.3 million.

Financing Activities:  During the nine months ended July 31, 2005 we closed on a Series B cumulative convertible preferred perpetual preferred stock offering which resulted in net proceeds to us totaling $99.0 million. We generated $0.5 million from financing activities through the issuance of stock for option and stock purchase plans, partially offset by dividend payments on preferred dividends of $3.0 million and repayments of debt totaling approximately $0.3 million.  This compares with approximately $2.6 million generated in the nine months ended July 31, 2004.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of July 31, 2005 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$4,081	$978	$1,541	$1,349	$213
Term loans (principal and interest)	1,251	413	819	19	--
Purchase commitments(2)	19,946	18,370	1,576	--	--
Series I Preferred dividends payable (3)	20,072	379	758	1,326	17,609
Series B Preferred dividends payable (4)	23,823	5,294	10,588	7,941	--
Totals	$69,173	$25,434	$15,282	$10,635	$17,822

(1)	Future minimum lease payments on capital and operating leases.
(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at October 31, 2004 were approximately $2.8 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million.

(4)
Dividends on Series B preferred stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion. We have the option of paying the dividends in stock or cash.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at July 31, 2005 is 7.2 percent and the outstanding principal balance on this loan is approximately $1.1 million.

Approximately $0.7 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of July 31, 2005, our research and development sales backlog totaled $19.2 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $11.6 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of July 31, 2005, we had product sales backlog of approximately $23.3 million. We do not expect sales from this backlog to be profitable.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005 (our fiscal year begins on November 1, 2005). We currently use the Black-Scholes option-pricing model to measure the fair value of stock-based compensation to employees for pro forma disclosures under SFAS No. 123. SFAS No. 123R requires that compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date and the compensation cost shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. We expect 2006 compensation cost to be material for the portion of awards made prior to November 1, 2005 for which the requisite service has not been rendered. We are currently evaluating SFAS No. 123R and have not determined whether we will use the Black-Scholes option-pricing model or a “lattice” model for stock-based instruments granted subsequent to November 1, 2005.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the provisions of SFAS No. 151 and will adopt it on November 1, 2005, as required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2005, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of July 31, 2005, approximately $1.1 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

We recognized approximately $0.1 million in foreign currency losses and $0.2 million in foreign currency gains during the nine months ended July 31, 2005 and 2004, respectively. This has been recorded as a component of ‘Interest and other income’ on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 7, 2005, we entered into an amendment (“Amendment”) to a distribution agreement with Enbridge Inc. dated as of November 4, 2003, and discussed below, whereby we will jointly develop a new multi-megawatt product, the Direct FuelCell-Energy Recovery Generation TM, specifically designed for natural gas pipeline applications. Enbridge will act as the exclusive distributor of the product in Canada and the United States. Pursuant to the Amendment, the original warrants were cancelled and we granted to Enbridge new warrants to purchase up to an aggregate of 1,000,000 shares (the “New Warrants”) of common stock of FuelCell, as discussed in further detail below.

On November 4, 2003, FuelCell entered into a distribution Agreement with Enbridge whereby Enbridge was appointed as a non-exclusive distributor of certain carbonate-based fuel cell based power plants in Canada utilizing FuelCell’s Direct FuelCell technology. In connection with this distribution agreement, FuelCell granted Enbridge warrants to purchase up to an aggregate of 500,000 shares (the “Original Warrants”) of common stock of FuelCell. These warrants have been cancelled pursuant to the Amendment.

The New Warrants vest on a graduated scale based on the total number of megawatts contained in product orders generated by Enbridge. The exercise prices of the New Warrants range from $9.89 to $11.87 per share and the expiration of the New Warrants range from June 30, 2007 to June 30, 2010.  The New Warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

(b) Reports on Form 8-K

We filed a Form 8-K dated July 12, 2005 under Item 3.02, regarding a distribution agreement amendment whereby we cancelled certain warrants granted to a distributor under a previous distribution agreement and granted new warrants to purchase up to an aggregate of 1,000,000 shares of our common stock.

We filed a Form 8-K dated June 6, 2005 under Items 2.02 and 9.01, in connection with a press release announcing our financial results and accomplishments for the three months ended April 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC. (Registrant)

September 9, 2005	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002