Form 10-K
period 2005-10-31
FUELCELL ENERGY INC
filed 2006-01-17
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2005

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2005 was approximately $385.6 million, which is based on the closing price of $8.00 on April 29, 2005.
On January 11, 2006 there were 48,550,068 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant’s definitive proxy statement relating to its forthcoming 2006 Annual Meeting of Shareholders to be filed not later than 120 days after the end of registrant’s fiscal year ended October 31, 2005 is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We define distributed generation as small (typically 50 megawatts or less) electric generation plants (combustion-based such as engines and turbines as well as non-combustion-based such as fuel cells) located at or near the end use customer. This is contrasted with central generation that we define as large power plants (typically hundreds to 1,000 megawatts or larger) that deliver electricity to end users through a comprehensive transmission and distribution system.

As used in this Report, all degrees refer to Fahrenheit (“oF”) and kilowatt and megawatt numbers designate nominal or rated capacity of the referenced power plant. As used in this Annual Report, “efficiency” or “electrical efficiency” means the ratio of the electrical energy (“AC”) generated in the conversion of a fuel to the total energy contained in the fuel (lower heating value, the standard for power plant generation, which assumes the water in the product is in vapor form; as opposed to higher heating value, which assumes the water in the product is in the liquid form), net of parasitic load; “overall energy efficiency” refers to efficiency based on the electrical output plus useful heat output of the power plant; “kilowatt” (“kW”) means 1,000 watts; “megawatt” (“MW”) means 1,000,000 watts; ““kilowatt hour” (“kWh”) is equal to 1 kW of power supplied to or taken from an electric circuit steadily for one hour; “megawatt hour” (“MWh”) is equal to 1 MW of power supplied to or taken from an electric circuit steadily for one hour; “gigawatt hour” (“GWh”) is equal to 1 GW of power supplied to or taken from an electric circuit steadily for one hour; “terawatt hour” (“TWh”) is equal to 1 TW of power supplied to or taken from an electric circuit steadily for one hour; and “MMBtu” is equal to one million British Thermal Unit (the amount of heat necessary to raise one pound of pure water from 59oF to 60 oF at a specified constant pressure).

All dollar amounts are in U.S. dollars unless otherwise noted.

Additional technical terms and definitions:

Alternating Current (“AC”) — Electric current where the magnitude and direction of the current varies cyclically, as opposed to Direct Current (“DC”), where the direction of the current stays constant. The usual waveform in an AC power circuit is a sine wave, as this results in the most efficient transmission of energy. AC refers to the form in which energy is delivered to businesses and residences.

Nitrogen Oxides (“NOX”) — Generic term for a group of highly reactive gases, all of which contain nitrogen and oxygen in varying amounts. Many of the NOX are colorless and odorless. However, one common pollutant, Nitrogen Dioxide (“NO2”), along with particles in the air, can often be seen as a reddish-brown layer over many urban areas. NOX form when fuel is burned at high temperatures, as in a combustion process. The primary manmade sources of NOX are motor vehicles, electric utilities, and other industrial, commercial and residential sources that burn fuels.

Sulfur Oxide (“SOX”) - Sulfur oxide refers to any one of the following: sulfur monoxide, sulfur dioxide (“SO2”) and sulfur trioxide. SO2 is in various industrial processes. Coal and petroleum contain sulfur compounds, and generate SO2 when burned.

Availability - -An industry standard (IEEE (The Institute of Electrical and Electronics Engineers) 762, “Definitions for Use in Reporting Electric Generating Unit Reliability, Availability and Productivity”) used to compute total operating period hours less the amount of time a power plant is not producing electricity due to planned or unplanned maintenance. “Availability percentage” is calculated as total operating hours since commercial acceptance date (mutually agreed upon time period when our DFC power plants have operated at a specific output level for a specified period of time) less hours not producing electricity due to planned and unplanned maintenance divided by total period hours. Grid disturbances, force majeure events and site specific issues such as a lack of available fuel supply or customer infrastructure repair do not penalize the calculation of availability according to this standard.

Co-generation Configuration - A power plant configuration featuring simultaneous onsite generation of electricity and recovery of waste heat to produce process steam or hot water, or to use heat for space heating.

Cathode - An active fuel cell component functioning as a positive (electrically) electrode, where reduction of oxidant occurs. Also referred to as “oxidant electrode.”

Anode -An active fuel cell component functioning as a negative electrode, where oxidation of fuel occurs. Also referred to as “fuel electrode.”

Metallic Bipolar Plates - The conductive plates used in a fuel cell stack to provide electrical continuity from active components of one cell to those in an adjacent cell. The plates also provide isolation of fuel and air fed to the fuel cell.

Anaerobic Digester Gas - Fuel gas produced in biomass digesters employing bacterial and controlled oxygen environment from municipal, industrial or commercial water treatment facilities.

Humid Flue Gas - Exhaust gas from fuel cell and other power plants or a furnace. The gas typically contains humidity (moisture).

Reforming - Catalytic conversion of hydrocarbon fuel (such as pipeline natural gas or digester gas) to hydrogen-rich gas. The hydrogen-rich gas serves as a fuel for the electrochemical reaction.

Synthesis Gas - A gas mixture of hydrogen and carbon monoxide generally derived from gasification of coal or other biomass. It can serve as a fuel for the fuel cell after any required fuel clean up.

Microturbine - A gas turbine with typical power output ranges of 30 kW to 350 kW. Microturbines are characterized by low-pressure ratios (less than 5) and high-speed alternators.

PART I

Item 1. BUSINESS

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (“Direct FuelCell® or DFC® Power Plants”), offering stationary applications for commercial and industrial customers and continuing to develop our next generation of carbonate fuel cell products. In addition, we are developing another high temperature fuel cell system, planar solid oxide fuel cell (“SOFC”) technology, as a prime contractor in the U.S. Department of Energy’s (“DOE”) Solid State Energy Conversion Alliance (“SECA”) Program and through our 41 percent ownership interest in Versa Power Systems (“Versa”).

OVERVIEW

Our proprietary carbonate DFC power plants electrochemically produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biomass fuels. We believe our products offer significant advantages compared to other power generation technologies. The primary benefits to our customers include:
•	High fuel efficiency;
•	Ultra-clean emissions;
•	High reliability;
•	Firm, 24/7 base load power; and,
•	The ability to site units locally and provide heat for cogeneration applications.

Other customer benefits of our DFC power plants include:
•	Quiet operation;
•	Flexible siting and permitting capabilities;
•	Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies and the grid; and,
•	The ability to provide end users with greater control of their energy source costs and reliability.

The demand for reliable, clean and economical power is increasing worldwide. Volatile fuel and energy prices, the ratification of the Kyoto Protocol by over 140 countries in 2005 and other strict emissions guidelines mandating clean electric power generation are placing greater emphasis on high efficiency distributed generation products that are ultra-clean. Electric generation without combustion (ultra-clean) significantly reduces harmful pollutants such as NOX, SOX and particulates. Higher efficiency results in lower emissions of carbon dioxide, a major contributor of harmful greenhouse gases and also results in less fuel per kWh of electricity and Btu of heat produced, thereby reducing operating costs.

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and these capacities are expected to increase to 300 kW, 1.2 MW and 2.4 MW, respectively, in late-2006. Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Ideally, our DFC power plants are part of a total onsite power generation solution for commercial and industrial customers, with our high efficiency products providing the base load power. Grid-delivered electricity or less efficient combustion-based equipment will provide peaking and load following energy needs. Through December 31, 2005, over 80 million kWhs of electricity have been generated from power plants incorporating our DFC technology at over 40 customer sites worldwide.

We see significant market potential for our DFC products.  In November 2005, Power Engineering® reported on a Freedonia Group World Fuel Cell Study that the world market for fuel cell products and services used in commercial electric power generation applications is expected to grow sevenfold through 2009, from $220 million in 2004 to $1.5 billion in 2009, and then rise to $7.0 billion in 2014. According to the Freedonia Study, demand for fuel cells used in portable applications will expand at a faster rate, but power generation will continue to account for more than half of all fuel cell demand through 2014.

We believe we have established a leading position in the sale of fuel cell power plants. In 2005, we strengthened this position by improving our product performance and availability, reducing costs for our MW and sub-MW products, and expanding repeatable markets for our DFC products.
•
Our fleet availability for the year improved to approximately 93 percent from approximately 85 percent in 2004. Our cumulative fleet availability since 2003 improved to 90 percent at October 31, 2005 from 87 percent at October 31, 2004.

•	The manufactured cost of our 1 MW DFC power plant was reduced by over 30 percent to $4,300/kW and the cost of our sub-MW DFC power plant was reduced by approximately 25 percent to $4,600/kW.
•	Eleven new orders were received totaling 6 MW, with 7 orders of 500 kW or more and 2 orders of at least 1 MW, in key repeatable markets.

Certain of our markets and applications are developing at a faster rate as evidenced by the chart below. Through October 31, 2005, we have installed an aggregate of 12.25 MW and have 10.75 MW in backlog. Geographically, our leading markets are Japan and California which account for 66 percent of our orders to date. Our leading applications are wastewater treatment facilities and hotels. Installed and backlog units by location and at selected applications are as follows:

Location	Total MW	Selected Applications	Total MW
Japan/Korea	8.25	Wastewater treatment facilities	4.25
California	7.00	Hotels/hospitality	2.75
Europe	4.25	Manufacturing	2.25
Other U.S.	3.50	Institutional/government	2.25

There has been increasing support for fuel cell technology. Specific developments in 2005 include the following:
•
The first tax incentives for fuel cell power plants at the U.S. federal level were enacted in August 2005 and provide for a 30 percent investment tax credit up to $1,000/kW of total project costs, as well as 5 year accelerated depreciation.

•
There has been growth at the state level of Renewable Portfolio Standards (“RPS”) programs which require renewable and ultra-clean electric power generation. For example, Connecticut is requiring that 100 MW of renewable/ultra-clean power generation be installed by 2008. Currently, 20 states and the District of Columbia have RPS laws on their books. We expect other states to follow their lead.

•
Additional subsidy programs have been introduced (Connecticut) or renewed (California), and other government-sponsored initiatives remain in Canada, Europe, Japan and Korea to support the installation of clean, distributed power generation.

•
There is increasing recognition that wind and solar, which provide only intermittent power generation, cannot supply 100 percent of the required power and that 24/7 base load fuel cells can complement these intermittent sources.

While our products compete essentially on price with gas engines, turbines and the grid, we believe that the attributes of our DFC products enhance our value proposition. For example, in some regions with strict air emissions controls, the ‘ultra-clean’ designation of our DFC power plants enables our products to be sited where combustion-based technologies cannot. As an ultra-clean technology, our products benefit from: (1) preferential rate treatment, such as the elimination of exit fees and standby charges for onsite electric generation; (2) a streamlined installation process with exemptions from air pollution control or air quality district permitting requirements; and (3) qualification for government-sponsored incentive programs for clean, high efficiency and firm 24/7 power generation.

While we believe that we are making significant progress, we continue to face obstacles that can lengthen the sales cycle.  Recently, sales have been impacted by volatile fuel prices and lagging electric rates. We can face regulatory uncertainty for distributed generation, long capital appropriation cycles, interconnect issues, disparate recognition of the locational value and environmental benefits of distributed generation, standby power costs and stranded asset exit fees.  In addition, due to the early commercialization stage of our DFC power plants and our low volume of sales, our product pricing is generally higher than competing products that are more mature. These factors can slow and constrict our sales cycle and delay our growth. Our sales for the last two years have been approximately 6 MW of power plants per year.

We are currently selling our products to customers in high cost electricity markets. We believe that market clearing prices in California and the Northeast are between $2,000 and $3,000 per kW and up to $4,000/kW in Asia and for mission-critical applications that demand higher reliability. The manufactured cost of our standard sub-MW product design at the end of 2005 was approximately $4,600 per kW (reduced from approximately $6,200/kW at the end of 2004) and our 1 MW product was approximately $4,300/kW. Our cost reduction plans and increased volume will bring us closer to market clearing prices through process improvements, value engineering, supplier/purchasing opportunities, and product output and efficiency improvements. Our primary focus in 2006 is to attempt to reduce the cost of our 2 MW DFC3000 power plant to a range between $3,200/kW and $3,500/kW.

In 2006, we will continue to improve the availability and performance of our products, focus our cost reduction program on our 2 MW DFC3000 product, concentrate our selling efforts on markets that have the best potential for repeatable volume, and increase our production rate from 6 MW to 9 MW. With our currently achieved and projected annual cost reduction targets, we believe we can reach gross margin break-even on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that our net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, then we believe that the gross margin and net income break-even volumes can be lower. We have a strong balance sheet, with approximately $180 million in cash, cash equivalents and U.S. Treasury Securities as of October 31, 2005 to execute our strategy and support our growth.

DIRECT FUEL CELL® (DFC®) POWER PLANTS

A fuel cell converts a hydrocarbon fuel chemically into electricity without the combustion of the fuel. The primary byproducts of the fuel cell are heat, water and carbon dioxide. There is virtually no SOX or NOX emissions. A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the balance of plant (“BOP”), which includes various fuel handling and processing equipment, such as pipes and blowers, and electrical interface equipment such as inverters to convert the DC output of the fuel cell to AC.

Conventional non-nuclear fossil fuel based power plants generate electricity by combustion of hydrocarbon fuels, such as coal, oil or natural gas.  In the case of reciprocating engines, combustion of the fuel takes place within the engine that drives a generator that produces electricity.  In a gas turbine combined cycle plant, fuels, such as natural gas, are burned in the gas turbine which drives a generator. The exhaust heat from the gas turbine is used to boil water, which converts to high-pressure steam, which is used to rotate a steam turbine generating additional electricity. Each step in these processes consumes some of the potential energy in the fuel, and the combustion process typically creates emissions of SOX and NOX, carbon monoxide, soot and other air pollutants.

The following table shows industry estimates of the electrical efficiency, operating temperature, expected capacity range and certain other operating characteristics of the principal types of fuel cells being developed for commercial applications:

Fuel Cell Type	Electrolyte	Electrical Efficiency %	Operating Temperature [o]F	Expected Capacity Range	By-Product Heat Use
PEM	Polymer Membrane	30-35	180	5 kW to 250 kW	Warm Water
Phosphoric Acid	Phosphoric Acid	35-40	400	50 kW to 200 kW	Hot Water
Carbonate (Direct FuelCell®)	Potassium/Lithium Carbonate	45-57	1200	250 kW to 3 MW	High Pressure Steam
Solid Oxide (Tubular)	Stabilized Zirconium dioxide Ceramic	45-50	1800	100 kW to 3 MW	High Pressure Steam
Solid Oxide (Planar)	Stabilized Zirconium dioxide Ceramic	40-60	1200-1600	3 kW to 1 MW and larger	High Pressure Steam

Our carbonate fuel cell, known as the Direct FuelCell, operates at approximately 1200°F. This temperature avoids the use of precious metal electrodes required by lower temperature fuel cells, such as proton exchange membrane (“PEM”) and phosphoric acid, and the more expensive metals and ceramic materials required by higher temperature fuel cells, such as solid oxide (tubular). As a result, we are able to use less expensive catalysts and readily available metals in our designs.  In addition, our fuel cell produces high quality by-product heat energy (700°F) that can be harnessed for combined heat and power (“CHP”) applications using hot water, steam or chiller water to heat or cool buildings. The following diagram shows the difference between a typical low temperature, external reforming fuel cell and our Direct FuelCell in the conversion of fuel into electricity.

LOW TEMPERATURE EXTERNAL REFORMING FUEL CELL (Other Companies’ Technology)	HIGH TEMPERATURE INTERNAL REFORMING DIRECT FUELCELL (FuelCell Energy Technology)

Our Direct FuelCell operation has been demonstrated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane.  Our commercial DFC power plants currently can achieve an electrical efficiency of between 45 percent and 47 percent, and are expected to achieve an electrical efficiency of up to 57 percent at product maturity.  Depending on location, application and load size, a co-generation configuration can reach an overall energy efficiency of between 70 percent and 80 percent.

Our Direct FuelCell is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas or wastewater treatment gas, by reforming the fuel inside the fuel cell to produce hydrogen. We believe that this “one-step” process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as PEM and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen. This external equipment increases capital cost and reduces electrical efficiency. Additionally, natural gas and wastewater treatment gas have infrastructures that are already established. Consequently, our DFC products do not need to wait for the development of the hydrogen infrastructure for continued commercialization.

We are also developing additional DFC products based on our core carbonate technology including:

•
Direct FuelCell/Turbine® (“DFC/T®”) - a combined-cycle system that produces additional electricity from by-product heat energy using an unfired gas turbine with electrical efficiency expected to approach 70 percent in large applications;

•
Ship Service Fuel Cell (“SSFC”) - a DFC power plant that operates on marine-diesel fuel with applications such as hotel power (non-propulsion) for naval vessels and cruise ships, as well as power generation for islands and other remote locations that do not have natural gas; and

•
Direct FuelCell - Energy Recovery Generation™ (“DFC-ERG”) - a combined cycle power plant being developed with our distribution partner, Enbridge Inc., specifically designed to provide the heat necessary to prevent freezing that results in the pressure reduction process for natural gas pipelines.

Value Proposition for Our DFC Products

We believe our DFC products can provide favorable attributes, such as high reliability, quiet operation, scalability, the ability to provide electricity and heat for cogeneration applications, and ‘ultra-clean’ emissions at potentially less cost. Currently, the cost of electricity to the end user at our current pricing with subsidies (based on a $9.00/MMBtu gas price) is in between $0.14 and $0.17 per kWh. We estimate that each $1.00/MMBtu change in natural gas prices increases the cost of electricity of our DFC products by $0.0083/kWh. Factoring in the value of the heat used for cogeneration, the added value of increased reliability, and possible offsets due to emissions credits, the net cost to the end user could be $0.11 to $0.12/kWh or less, depending on location. We believe this is competitive with grid-delivered electricity and other distributed generation products.

The steep rise in the cost of natural gas during the past two years has made our products as well as other conventional distributed generation technologies less competitive with the grid. Grid-delivered electricity prices are not immediately affected by spot changes in energy prices such as natural gas, coal and oil due to previously secured long-term supply contracts and a regulatory system that takes up to a year or more to approve rate increases when requested by local utilities. Over time, energy prices tend to revert to the oil price per barrel equivalent, so we view the disparate fuel and electricity prices as a short-term phenomenon. We believe that the high efficiency of our products can be a key component of a cost effective energy solution for our customers.

COST REDUCTION

We have reduced our product cost from over $20,000/kW with our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 to our current manufactured design cost of approximately $4,300/kW on our MW class product and $4,600/kW for the sub-MW product. Reducing product cost is essential for us to penetrate the market for our high temperature fuel cell products. Cost reductions will lessen and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and are critical to us attaining profitability.

In 2005, we introduced the DFC1500MA, a four-module version of the DFC1500 unit, which incorporates earlier cost reductions achieved on the DFC300MA. The modular architecture design not only provides cost savings for manufacturing, transportation and installation, but lower operating and maintenance expenses due to improved serviceability. Improved availability is also expected due to multiple, more easily replaceable stack modules. In addition, incorporating a multi-module design for the DFC1500MA introduces more standardization across all product lines. The prototype for the DFC1500MA is expected to be tested in mid-2006 with release for production planned for late-2006.

The sub-MW product represents the majority of our DFC power plants installed or in backlog. In 2005, we continued to identify and implement cost reductions on the DFC300MA with emphasis on reducing material cost through value engineering and reducing labor cost through process improvement.

We continue to target annual cost reductions of 20 to 25 percent per year across all product lines. With the market demand shifting toward multi-MW projects as a result of emerging renewable portfolio standards, RPS, our focus in 2006 will be on cost reduction for the 2 MW DFC3000 power plant. With additional value engineering initiatives, we anticipate that we can reduce the cost of DFC3000 power plant to a range between $3,200/kw to $3,500/kW by the end of 2006 based on our current production levels.

CUSTOMER SATISFACTION

In 2005, we significantly improved the availability of our fleet, substantially meeting customers’ expectation for product performance and availability. Through December 31, 2005, we have generated more than 80 million kWhs at customer sites worldwide, with a cumulative fleet availability of approximately 90 percent, an increase from the 87 percent reported one year ago and toward the power industry target of 95 percent. We have over 40 installations at customer sites throughout the United States, Asia and Europe. Eleven of the units belong to our European partner, MTU CFC Solutions, GmbH.

Approximately 40 percent of all service interruptions affecting our DFC power plant are the result of external influences such as grid disturbances, loss of fuel or water supply. Since grid disturbances are typically of very short duration, software controls were developed to allow our units to revert to island mode (powering its own balance of plant loads) during these disturbances and then ramp back to full load at an accelerated rate once the situation has been resolved. This is not uncommon with the introduction of a new technology and we have placed an increasing focus in understanding the external environment associated with new applications.

The improvement is attributable to a 93 percent fleet availability achieved during fiscal year 2005 versus 85 percent a year earlier. Approximately half of our forced outages were caused by a ceramic sealing issue which our engineering team solved by improving material strength through design and manufacturing changes. On the balance of plant, we implemented solutions to a variety of technical issues including new designs for a fuel control valve, humidifying heat exchanger, a water spray system and other components.

To maximize availability for our customers, we developed a rotable pool system to swap out fuel cell stack modules during any required refurbishments. These stacks are brought back to Connecticut for redesign enhancements and subsequently returned to customer sites.

Based on field data, we are continuing to improve the performance and availability of our products. In 2006, we will concentrate on reducing the effect of grid disturbances, improving water treatment system to accept broader ranges of water input to improve durability, and enhancements to the fuel mixing and electronic controls. One of our key product development efforts is to extend stack life from the current three years (24,000 hours) to five years (40,000 hours) and longer, which we expect will contribute to improving the availability of our DFC power plants and reducing operating costs.

In 2005, a customer satisfaction survey polling customers that own and operate 90 percent of the units in the U.S. and Japan, solicited feedback on all aspects of our products, i.e., operations, engineering, project management, quality, sales/marketing, and service. Quantitative results produced a satisfactory rating and an improvement in overall score to 5.0 in 2005 versus an overall score of 4.5 in 2004 (out of a 7.0 scale). The survey indicated that customers are looking for more product options to meet a wider array of applications which we are presently designing. Overall, the customers polled were pleased with the aftermarket and service support that they were receiving and believed that the DFC product held exceptional value.

DISTRIBUTED GENERATION MARKETS

We believe distributed generation can be a more cost-effective solution than traditional grid-delivered electricity due to the following:

Increase reliability by locating power closer to the end user.  Onsite power generation bypasses the congested transmission and distribution system, increasing electrical reliability.
Provide better economics.  The economic justification for distributed generation is a result of a number of factors, such as avoidance of transmission and distribution system investment, reduction of line losses, utilization of the heat by-product from onsite power generation and the ability to control economics of energy costs.
Ease congestion in the transmission and distribution system.  Each kW of onsite power generation removes the same amount from the transmission and distribution system, thereby easing congestion that can cause power outages and hastening the grid recovery after electrical infrastructure problems have been resolved.
Provide greater capacity utilization in less time.  Distributed generation can be added in increments that more closely match expected demand in a shorter time frame (weeks to months) compared with traditional central power generating plants and transmission and distribution systems (often 36 months or longer) which require more extensive siting and right of way approvals.
Enhance security.  By locating smaller, incremental power plants in dispersed locations closer to energy consumers, distributed generation can reduce dependence on a vulnerable centralized electrical infrastructure.

Our DFC power plants specifically provide the following attributes that provide an advantage over other distributed technologies of similar size:

Offer higher operational efficiency.  Our DFC power plants currently achieve electrical efficiencies of 45 to 47 percent and have the potential to reach an electrical efficiency of 57 percent at product maturity and an overall energy efficiency of 70 to 80 percent for combined heat and power applications. This is greater than the fuel efficiency of competing fuel cell and combustion-based technologies of similar size and potentially results in a lower cost per kWh over the life of the power plant.

Lower emissions.  Our DFC power plants have lower emissions of carbon dioxide, and significantly lower emissions of other harmful pollutants, such as NOX, SOX and particulate matter, than conventional combustion-based power plants. They have been designated ultra-clean by the California Air Resources Board (“CARB”), and our DFC products are certified to CARB 2007 emissions standards. Comparative emissions of fuel cell power plants versus traditional combustion-based power plants as compiled by the DOE/National Energy Technology Laboratory and company product specification sheets are as follows:

	Emissions (Lbs. Per MWh)
	Nox	SO2	CO2
Average U.S. Fossil Fuel Plant	4.200	9.210	2,017
Microturbine (60 kW)	0.490	0.000	1,862
Small Gas Turbine (250 kW)	0.467	0.000	1,244
Combined Cycle Gas Turbine (> 200 MW)	0.230	0.005	911
Fuel Cell, Single Cycle (DFC)	0.016	0.000	1,164

Utilize multiple fuels.  Our DFC power plants can utilize many fuel sources, such as natural gas, industrial and municipal wastewater treatment gas, propane, and coal gas (escaping gas from active and abandoned coal mines as well as synthesis gas processed from coal), thereby enhancing energy independence from imported oil and allowing customers to have fuel flexibility.

Provide end users with greater control of their energy costs. Due to the high efficiency of our DFC power plants, end users would typically select to have their firm, 24/7 base load power needs provided by our ultra-clean products. However, as the volatility of fuel and electricity prices increases, customers will need the ability and flexibility to lower energy costs. Consequently, our DFC power plants can provide our customers with a hedge against volatile energy prices by giving them an option to choose the cheaper alternative.

Geographical Markets

In selected regions, local market conditions, incentives and regulations have evolved which make it advantageous for customers to purchase our products. We are focused on the following markets:

Japan

The key drivers for clean distributed power generation in Japan are high electricity prices, lack of significant domestic natural energy sources, and the adoption of the Kyoto Protocol. In response, Japanese companies are maximizing the energy efficiency of their operations and reducing the emissions of greenhouse gases. Additionally, government regulations are requiring the use of biomass fuels from wastewater treatment facilities. The high efficiency of our products can provide lower energy costs and reduced carbon dioxide emissions, and the fuel flexibility of our products allows operation on biomass fuels such as wastewater treatment gas. We believe these factors create market opportunities in Japan.

Japan has instituted a number of incentive programs. The recently introduced Biomass Nippon program administered by the Ministry of Agriculture, Forestry, and Fisheries provides 33 percent incentive funding for local governments or private companies installing power generation facilities for food recycling. The Ministry of Land, Infrastructure and Transport (“MLIT”) provides 55 percent subsidies to local governments who install equipment to generate power at wastewater treatment facilities. A national renewable portfolio standards program for the power generation sector was adopted in 2004 with initial targets of approximately 3,500 MW by 2010. Our DFC products qualify under these programs.

Two significant product milestones were achieved in 2005, which we expect will open more opportunities in the biomass sector. First, Kyushu Electric Power Company and Marubeni published a technical report documenting the first year of operation of the DFC300A unit at the City of Fukuoka wastewater treatment facility. This unit operated with availability of 97.7 percent between April 2004 and March 2005 with an electrical efficiency of 46.1 percent. Second, the DFC300A unit was host to a successful inspection visit by the Japan Institute of Waste Water Engineers in October 2005, which was a pre-requisite to achieving MLIT certification for the product. Once obtained, this certification will speed up permitting of our products.

Korea

In 2004, the Korean government identified fuel cells as one of the 10 economic growth engines for the Korean economy. POSCO, our distribution partner, was selected to develop and commercialize large stationary fuel cell power plants. The Korean government’s goal is to install 300 stationary fuel cell power plants, sized 250 kW to 1 MW, by 2012, and has designated $1.6 billion to support this effort. At present, POSCO is leading a task force team comprised of government, universities, and the private sector, to make recommendations to the Korean government regarding the establishment of a subsidy program for fuel cells. These recommendations are expected during 2006.

The Korean government and nine state-run utility companies have agreed to invest over 1 trillion won (about $983 million) in a renewable energy research and development effort designated as the Renewable Portfolio Agreement (“RPA”). Korea’s Ministry of Commerce, Industry and Energy has stated that the RPA signed seeks to generate enough new power from renewable sources to replace approximately1.6 million barrels of crude oil. POSCO and the Korea South-East Power Company (“KOSEP”) have announced an alliance to market and develop fuel cell power plants as a means to fulfill the RPA requirements based on our DFC products. KOSEP has announced that they will purchase one unit of our new DFC300MA design for installation at their power plant in Bundang, Gyeonggi province. This installation is expected to demonstrate that our DFC products can be a steady and a dispatchable alternative to solar and wind for Korean utility companies to fulfill their RPA commitments over the next two years, and more significantly, the mandatory RPA obligations that are expected to be promulgated by the Korean government in 2009.

North America - California

California has maintained a leadership position in regulatory policy.  Executive Order S-3-05 enacted in 2005 set state reduction levels for greenhouse gasses and the California Air Resources Board Standard for 2007 (“CARB 2007”) set limits for other emissions (i.e. NOX, SOX, particulates, etc) that are expected to promote technologies such as fuel cells for clean distributed power generation. Our DFC power plants meet these strict emissions requirements and have been designated as an ultra-clean distributed generation technology. As a result, customers have access to certain incentive funding for the purchase of our DFC power plants and are exempt from exit fees and stand-by charges. End users of fuel cell power plants are eligible to sell back unused power to publicly owned utilities during peak and off-peak hours at wholesale or generation-based rates.

The California Self Generation Incentive Program includes a $100 million annual allocation for renewable and ultra-clean distributed generation technologies. Our DFC power plants operating on natural gas are eligible for a subsidy of up to $2,500/kW and our DFC power plants operating on biomass renewable fuels such as anaerobic digester gas from wastewater treatment facilities are eligible for a subsidy of up to $4,500/kW. This program has been extended through 2007.

North America - U.S. - RPS and Northeastern States

States seeking to secure cleaner energy sources are setting standards that mandate that utilities provide a certain amount of their electricity from renewable sources such as solar, wind or other biomass-fueled technologies, as well as ‘ultra-clean’ fuel cells. Currently, 20 states and the District of Columbia have renewable portfolio standards laws on their books. Fuel cells using a biomass fuels qualify as renewable power generation technology in all of these states, with a number of states qualifying fuel cells operating on natural gas as eligible for these initiatives.

Connecticut has enacted legislation requiring the state’s utility distribution companies to procure 100 MW of generation from renewable technologies by 2008. A 4 MW project incorporating our DFC power plants was selected by the Connecticut Clean Energy Fund for contract negotiations with the local utilities. The legislation was amended in 2005 to provide a modified power price option for fuel cell power plants that includes a recovery of fuel costs as well as price incentives for fuel cells manufactured in Connecticut. The owner of a fuel cell power plant principally manufactured in Connecticut is entitled to all available air emissions credits and tax credits attributable to the project and no less than 50 percent of the energy credits in the Class I renewable energy credits attributable to the project. For other Class I renewable energy technologies, air emissions credits, tax credits and renewable energy credits attributable to the project are allocated to the utility to be used to reduce costs to ratepayers.

New York has adopted an energy policy requiring up to 3,700 MW of new generation from renewable technology by 2013. New York State issued its first request for proposal (“RFP”) under this program in 2004 and is expected to issue further RFPs in 2006 focused on small customer sited projects as well as larger utility size projects. In April 2005, we responded to a public request for proposals issued by the Long Island Power Authority (“LIPA”) for a 10 MW fuel cell power plant to be located on the southern shore of Long Island in West Babylon, NY. The RFP is still under active review by LIPA.

North America - Canada

Canada has ratified the Kyoto Protocol and is also focused on reducing emissions such as NOX and SOX in selected regions. Our distribution partner, Enbridge Inc., is currently seeking to have our products included in a portfolio to replace more than 500 MW of coal power to help meet the Canadian Government’s Kyoto Protocol carbon dioxide and other emissions reduction commitments. These projects would compete with other low impact generation technologies (like solar and some wind) for funding through the country’s Cdn.$250 million Sustainable Development Technology Corporation Program and other similar Federal and Provincial programs. In addition, we are jointly developing with Enbridge a specifically designed product for natural gas pipeline applications, with a market potential of over 40 MW in the greater Toronto area and over 200 MW in the Northeast U.S. and California.

Europe

The European Union (“EU”) is a net importer of energy, and projects that two-thirds of its total energy requirements will be imported by 2020. Interest in nuclear power, which currently accounts for 13 percent of generating capacity, has declined amid safety concerns in recent years, with several EU counties recently announcing a phase-out of their nuclear programs. Emphasis remains on reducing carbon dioxide emissions and grid-connected CHP projects are encouraged. Under the Kyoto Protocol, the EU is obligated to reduce its greenhouse gas emissions by 8 percent from 1990 levels by 2008 to 2012. This trend is expected to benefit new and renewable energy technologies such as fuel cells.

MTU CFC, our partner, has exclusive distribution rights to this market. Their current strategy is to seed the market with sub-MW units, and lobby the EU and German government for subsidies to increase market penetration, and then expand production as costs approach market clearing prices. Progress has been made as several subsidy programs have been implemented. In January 2005, the EU instituted the EU Emissions Trading Scheme, under which approximately 12,000 large industrial plants in the EU have been able to buy and sell permits to release carbon dioxide into the atmosphere. The ETS enables companies exceeding individual carbon dioxide emissions targets to buy allowances from greener ones. The first phase of the program runs from 2005 to 2007, and the second phase will run from 2008 to 2012 with further five-year periods expected. In addition, a CHP Law was enacted in Germany in 2002 that provides a €0.0511/kWh subsidy payable for 10 years for grid-connected CHP power plants, up to 2 MW. MTU CFC believes that these subsidies along with others that are being contemplated will help to increase sales in the European market. MTU CFC was recently acquired (see Strategic Alliances/Market Distribution Agreements).

Target Applications

Within these geographical markets, we are targeting applications that we believe have the best potential for repeatable business for our products.  Some specific applications of these include:

•
Wastewater treatment plants.  The methane generated from the anaerobic gas digestion process is used as fuel for the DFC power plant, which generates the electricity to operate the wastewater treatment equipment at the facility or for the grid.  Through December 31, 2005, we have installed or have in backlog a total of 4.50 megawatts. Representative installations include:

▪	King County Wastewater Treatment Facility, Washington State (Natural / digester gas, 1 MW).

▪	Sierra Nevada Brewing Company, California (Natural / digester gas, 1 MW).

▪	Kirin Brewery, Japan (Natural gas/ propane, 250 kW).

•
Hotels.  Hotels, with their stable base load heat and power demand profile, are excellent applications for our DFC power plants. A 300-room suburban hotel typically has a base load power requirement of 250 kW. Through December 31, 2005, we have installed or have in backlog 2.75 MW. Representative installations include:

▪	Sheraton San Diego Hotel & Marina, California (1.5 MW).

▪	Westin San Francisco Airport, California (500 kW).

▪	Sheraton New York Hotel and Towers, New York (250 kW).

•
Industrial - Manufacturing. Manufacturing companies can be excellent combined heat and power applications. Through December 31, 2005, we have installed or have in backlog 2.25 MW. Representative installations include:

▪	Epson, Japan (Quartz manufacturing plant, 500 kW).

▪	NGK, Korea (Ceramics kiln, 250 kW).

▪	Pepperidge Farm, Connecticut (Bakery, 250 kW).

•
Institutional - Universities.  Universities are excellent combined heat and power applications as many have their own independent grid. In the United States, there are over 1,000 universities with an average generating capacity of approximately 7 MW. Through December 31, 2005, we have installed or have in backlog 1.25 MW. Representative installations include (all 250 kW):

▪	Yale University, Connecticut.

▪	State University of New York - Environmental Science and Forestry, New York.

▪	Pohang University, Korea.

•
Institutional - Hospitals.  Hospitals are an excellent combined heat and power application, with a critical need for reliable, base load heat and power for 24/7 operation and the grid for backup. A 300-bed hospital has a typical base load power requirement of 2 MW. Through December 31, 2005, we have installed or have in backlog 1.25 MW. Representative installations include (all 250 kW):

▪	Chosen University Hospital, Korea.

▪	Gruendstadt Clinic, Germany.

▪	Bad Berka Hospital, Germany.

•
Mission-Critical - Telecommunications/Government. Reliability is a key driver for applications at government facilities and telecommunications/data centers. Through December 31, 2005, we have installed or have in backlog 2.25 MW. Representative installations include:

▪	Santa Rita Correctional Facility, California (Prison, 1 MW).

▪	Camp Pendleton, California, (Government training center, 500 kW).

▪	Deutsche Telecom, Germany (Telecommunications center, 250 kW).

•	Grid Support. Through December 31, 2005, we have installed or have in backlog 1.75 MW. Representative installations include (all 250 kW):

▪	American Municipal Power, Ohio.

▪	Salt River Project, Arizona

▪	RWE Energy Park, Germany

•
Natural Gas Pipeline. The DFC-ERG power plant is an ultra-clean combined cycle generation system that incorporates our Direct FuelCell power plant and an unfired expansion gas turbine for natural gas pipeline letdown stations where pressure reductions are required for local delivery. Typically, a combustion-based boiler system is used to prevent the freezing of natural gas as the pressure is reduced from the long-haul delivery pressure of 500-600 pounds per square inch (psi) to 30-60 psi for local delivery at these let down stations. The DFC-ERG provides the heat necessary to prevent the freezing that results from the pressure reduction process at these locations, eliminating the combustion-based system that is presently used today. By using the heat byproduct from the DFC-ERG system, our product recovers energy from pipeline operations that is not recovered today. Because it is a combined cycle power plant, the electrical efficiency of the DFC-ERG is approximately 60 percent.

Strategic Alliances/Market Development Agreements

Our original equipment manufacturer (“OEM”) partners have extensive experience in designing, manufacturing, distributing and servicing energy products worldwide.  We believe our strength in the development of fuel cell products coupled with their understanding of sophisticated commercial and industrial customers, products and services will enhance the sales, service and product development of our product.

Our energy service company partners have extensive experience in selling comprehensive energy services to commercial and industrial customers that include demand side management, product selection and commodity procurement.

OEM Partners

MTU CFC Solutions GmbH (“MTU CFC”), headquartered in Ottobrunn, Germany, has been a co-developer of our DFC technology since 1989. RWE Fuel Cells GmbH (a subsidiary of RWE AG, Germany’s largest electric utility) holds an 18.1 percent stake in MTU CFC. In December 2005, it was announced that the parent company of MTU CFC, MTU Friedrichshafen GmbH which is a subsidiary of DaimlerChrysler, will be acquired by the Sweden-based private equity firm, EQT. The completion of this transaction is subject to final regulatory approvals that are expected to be obtained in the first calendar quarter of 2006.

Our sub-MW power plant is a collaborative effort utilizing our DFC technology and the Hot Module® BOP design of MTU CFC. There are currently sub-MW fuel cell power plant installations at eleven locations in Europe. During 2005, MTU CFC and RWE commissioned two new units, including the first high temperature fuel cell power plant for a municipal wastewater treatment facility in Ahlen, Germany. During 2005, MTU CFC ordered 2 MW of fuel cell stacks.

We have two agreements with MTU CFC a Cell License Agreement and a Balance of Plant License Agreement.  Under our current Cell License Agreement, which has been extended through December 2009, we license our DFC technology to MTU CFC for use exclusively in Europe and the Middle East and non-exclusively in Africa and South America.  We also sell our DFC components and stacks to MTU CFC under this agreement.  Under the Cell License Agreement, MTU CFC also granted us an exclusive, royalty-free license to use any of their existing improvements to our Direct FuelCell that MTU CFC developed as of December 1999 under a previous license agreement.  In addition, MTU CFC has agreed to negotiate a license grant of any separate carbonate fuel cell know-how it develops during the term of the current Cell License once it is ready for commercialization.  Under our Balance of Plant Cross Licensing and Cross-Selling Agreement, we may sell to MTU CFC our MW-class modules and MTU CFC may sell their sub-MW class modules to us.  The Balance of Plant License continues through July 2008 and may be extended for up to three additional 5-year terms, at the option of either MTU CFC or us.  As an OEM developer of stationary fuel cell power plants, MTU CFC assembles and stacks the DFC components that we sell to them and then adds their mechanical and electrical balance of plants for ultimate sale to their customers.  The parent company of MTU CFC (MTU Friedrichshafen GmbH) owns approximately 2.7 million shares of our common stock and is represented on our Board of Directors.

Marubeni Corporation.  In 2005, units were installed at Kawasaki’s manufacturing center in Akashi, near Osaka, as well as Tokyo Super Eco Town Project and Kyoto Eco Energy Project, both of which convert food wastes into useful energy. Ceramics manufacturer NGK Inc. will install one unit of DFC300A at its headquarters in Nagoya in early 2006, which will be integrated with the company’s ceramics kiln in a proprietary configuration to boost the overall energy efficiency of the plant. Other installations include the Kirin Brewery near Tokyo; the City of Fukuoka municipal wastewater treatment facility; Japex’s Katakai natural gas gathering station located in the Niigata Prefecture; and two units to Epson’s Quartz Device Division in the City of Ina, Nagano Prefecture, Japan. To date Marubeni has ordered 8.25 MW of our power plants.

Marubeni invested $10 million in us in 2001 through the purchase of approximately 268,000 shares of our common stock.  In addition, we have granted Marubeni warrants to purchase an additional 1.0 million shares of our common stock that vest based on order commitments for our DFC products.  As of October 31, 2005, 400,000 of these warrants had expired. The exercise prices of the remaining warrants range from $16.05 to $18.73 per share and the warrants will expire between April 2006 and April 2007, if not exercised sooner. Warrants to purchase 200,000 shares have vested to date.

POSCO. In November 2004, we and Marubeni Corp. signed an agreement with POSCO to distribute and package DFC power plants in Korea. POSCO has purchased three 250 kW DFC300A power plants through Marubeni, located at Pohang University, Chosun University Hospital and Tancheon Wastewater Treatment Facility. POSCO has extensive experience in power plant project development, building over 2,400 megawatts of power plants, equivalent to 3.7 percent of Korea’s national capacity, for its various facilities. POSCO is a world leader in the materials industry, and is one of world’s top producers of steel.

Caterpillar, Inc.  DFC units have been shipped to three commercial customers of Caterpillar: American Municipal Power-Ohio for a grid-support application at a substation in the City of Westerville, Ohio; a municipal wastewater treatment application for the Sanitation Districts of Los Angeles County in Palmdale, California; and the State University of New York College of Environmental Science and Forestry.  Caterpillar is also operating a DFC 300A power plant at its Technology Center near its corporate headquarters. Caterpillar is currently offering our DFC products to its customers and has stated it intends to offer its own branded fuel cell power plant based on our technology.

Enbridge Inc.  In 2005, Enbridge, a leader in energy transportation and distribution in North America and internationally, expanded our market development agreement to include current DFC product distribution in the US as well as Canada, and to include the new DFC-ERG™ product in North America. Enbridge has received warrants to purchase up to 1,000,000 shares of our common stock which vest based on order commitments for our fuel cell products. The exercise prices of the warrants range from $9.89 to $11.87 per share and the warrants expiration dates range from June 30, 2007 to June 30, 2010. As of October 31, 2005, these warrants had not vested.

Energy Service Company Partners

We have four Energy Service Company distribution partners.

PPL Energy Plus. PPL Energy Plus (“PPL”), a subsidiary of PPL Corporation, has purchased and installed DFC power plants at three Starwood Resorts properties (Sheraton Edison and Sheraton Parsippany in New Jersey and Sheraton New York Towers in Manhattan); one unit at the U.S. Coast Guard station in Bourne, Massachusetts; one unit at Ocean County College in New Jersey; and one unit at a Pepperidge Farm Bakery in Bloomfield, Conn. PPL has also been selected to negotiate a power purchase agreement with the local utilities under Connecticut’s Project 100 program for 4 MW of DFC power plants to be located at a facility in Wallingford, CT controlled by PPL’s parent company. The project award is subject to agreement on final contract terms and conditions, and ultimate approval by the Connecticut Department of Public Utility Control.

Alliance Power, Inc.  Alliance Power is a developer of distributed generation facilities ranging in size from 1 MW to 49 MW. Alliance has been focusing its efforts in California on customers requiring DFC power plants for base load combined heat and power applications from 500 kW to 1.5 MW. In 2005, Alliance Power secured orders totaling 2.5 MW, including TST Inc. for 500 kW and Starwood Hotels and Resorts for 2 MW. In fiscal 2004, we announced two multi-unit projects - 500 kW for a municipal wastewater treatment facility for the City of Santa Barbara and 1 MW for an industrial wastewater facility for the Sierra Nevada Brewing Co. These units were completed in fiscal 2005 and are currently producing power.

Chevron Energy Solutions.  We entered into an agreement with Chevron Energy Solutions (“Chevron”), a subsidiary of ChevronTexaco, in December 2001, to jointly market and sell DFC power plants, with initial projects targeted for the northeastern U.S. and California. In October 2004, Chevron announced the sale of a 1 MW DFC1500 power plant in California to Alameda County for the Santa Rita Correctional Facility. In December 2004, Chevron announced the sale of a DFC300A power plant for the U.S. Postal Service’s San Francisco Processing and Distribution Center. Both power plants were shipped to customer sites in calendar year 2005.

LOGANEnergy Corp.   We entered into an agreement with LOGANEnergy Corp. (“LOGAN”) in July 2004 to jointly market and sell DFC power plants. In 2005, we received two orders from LOGAN totaling 750 kW for government training facilities in California - 500 kW for a U.S. Marine Base in Camp Pendleton and the U.S. Marine Corps Air Ground Center in Twentynine Palms.

Customer Partners

Through our field trial program, we have partnered directly with certain customers who have hosted our product demonstrations. These customer partners have the option to negotiate arrangements for the sale, distribution and service of our DFC power plants upon completion of the project.

Our longest standing customer partner relationship is with the Los Angeles Department of Water and Power (“LADWP”), the largest municipal utility in the U.S. with 640,000 water customers and 1.4 million electric customers.  LADWP participated with us on our 2 MW Santa Clara Demonstration Project in 1996-1997 and currently has three DFC 300A power plant installations (grid-connected units at its Main Street facility and Headquarters Building, and a wastewater treatment plant installation at Terminal Island).

SELECTIVE USE OF POWER PURCHASE AGREEMENTS TO DEVELOP MARKETS

Power purchase agreements (“PPAs”) are a common arrangement in the energy industry, whereby a customer purchases energy per unit delivered from an owner and operator of the power generation equipment.. A number of our partners do this with end use customers, such as Marubeni in Japan and PPL in the U.S., where they purchase DFC power plants from us, own and operate the units, and recognize revenue as energy is sold to the end user. While we are predominantly focused on equipment sales of our DFC products through our distribution partners and directly to end users, we have selectively funded PPA transactions for strategic opportunities that support the development of repeatable business in our key geographic markets and target applications. For these transactions, we fund the development and construction, and own the assets. Revenue is collected as power is produced.

We currently have seeded the market with a number of FuelCell funded PPAs to penetrate key target markets and develop operational and transactional experience. Third party financing, which is typically available for more mature distributed generation products, may not be available for fuel cell projects due to the early commercialization stage of our technology. With the added benefit of the investment tax credit and accelerated depreciation in the Energy Policy Act of 2005, we believe this experience may enable us to attract third party financing for existing and future projects, including multi-MW projects. Through October 31, 2005, we have PPAs for 4 MW of our DFC power plants located in California.

MANUFACTURING, SERVICE, TESTING AND CONDITIONING

We have established a 65,000 square foot manufacturing facility in Torrington, Connecticut where we produce our repeating fuel cell components: the anode and cathode electrodes, metallic bipolar plates and the electrolyte matrix. These repeating components are combined in sub-assembly operations to create the fuel cell package and delivered to final assembly for stacking into our 250 kW (nominal rating) building block stacks. These stacks are assembled into sub-MW and MW modules that are currently delivered to our test and conditioning facilities in Danbury, Connecticut. Sub-MW modules are combined and tested with the balance of plant to complete our DFC300MA power plants. Our MW modules for the DFC1500MA and DFC3000 are tested and conditioned in Danbury and then shipped to the customer site for final testing with an assembled balance of plant.

Our manufacturing, testing and conditioning facilities have equipment in place for a production capacity of 50 MW per year. We believe manufacturing capacity can be increased to 125 - 150 MW within our existing Torrington facility through the addition of parallel production lines and additional machinery. We also have additional land surrounding our Torrington facility, on which we could expand to 400 MW of annual production of our repeating fuel cell components. Expansion of our manufacturing facilities beyond 50 MW would also require new facilities for the fuel cell stack and module assembly, test and conditioning which could be deployed regionally. These regional assembly, test and conditioning facilities are expected to provide additional cost savings as they will reduce shipping costs, enhance delivery times and improve customer service.

We are increasing the annual production rate in Torrington to 9 MW beginning in the first calendar quarter of 2006. This involves hiring 16 new employees. Increasing annual production from 9 MW to 25 MW would require approximately 95 new employees. Also in 2006, new machinery is being designed and built that is expected to improve the loading of the reforming catalyst by reducing labor and material costs. Conceptual design is expected to be completed in the first calendar quarter of 2006, with testing, delivery, installation and employee training to follow in late-2006.

Our service organization offers comprehensive service and maintenance programs including total fleet management, refurbishment and recycling services, and complete product support including spare parts inventory.  We are offering service agreements at various levels for one to 13 years, with flexible renewal options.

GOVERNMENT REGULATION

We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Emissions of SOX and NOX from our fuel cell power plants are much lower than conventional combustion-based generating stations, and are well within existing and proposed regulatory limits. The primary emissions from our DFC power plants, assuming no cogeneration application, is humid flue gas that is discharged at a temperature of approximately 700-800° F, water that is discharged at a temperature of approximately 10-20° F above ambient air temperatures and carbon dioxide. In light of the high temperature of the gas emissions, we are required by regulatory authorities to site or configure our power plants in a way that will allow the gas to be vented at acceptable and safe distances. The discharge of water from our power plants requires permits that depend on whether the water is permitted to be discharged into a storm drain or into the local wastewater system. Lastly, as with any use of hydrocarbon fuel, the discharge of particulates must meet emissions standards. While our products have very low carbon monoxide emissions, there could be additional permitting requirements in smog non-attainment areas with respect to carbon monoxide if a number of our units are aggregated together.

PROPRIETARY RIGHTS AND LICENSED TECHNOLOGY

To compete in the marketplace, align effectively with business partners and protect our proprietary rights, we rely primarily on a combination of trade secrets, patents, confidentiality procedures and agreements and patent assignment agreements. In this regard, we have 45 current U.S. patents (including four that were allowed and are awaiting issuance by the Patent and Trademark Office) and 122 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). All of the 45 U.S. patents relate to our Direct FuelCell technology. We also have submitted 32 U.S. and 110 international patent applications.

The patents we have obtained will expire between 2006 and 2024, and the current average remaining life of our patents is approximately 11 years. In 2005, seven new U.S patents were issued, with one additional issued subsequent to the end of the fiscal year and prior to the date of this publication. In 2005 five U.S. patents were purchased from the Energy Research Centre of the Netherlands. In fiscal 2005, one U.S. patent expired, and three U.S. patents expired subsequent to the end of the fiscal year and prior to the date of this publication. The expiration of these patents has no material impact on our current or anticipated operations. We also have 24 invention disclosures in process with our patent counsel that may result in additional patent applications.

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

COMPETITION

We compete on the basis of our products’ reliability, fuel efficiency, environmental considerations and cost.  More often than not, our primary competitor is the local utility. We believe that our DFC carbonate fuel cell offers competitive and environmental advantages over most other fuel cell designs and other combustion-based technologies for stationary base load power generation.

Several companies in the U.S. are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells in the sub-MW and MW classes. Emerging fuel cell technologies (and companies developing them) include PEM fuel cells (Ballard Power Systems, Inc.; UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells) and solid oxide fuel cells (Siemens Westinghouse Electric Company; Cummins; SOFCo; General Electric; Delphi; and Acumentrics).  Each of these competitors has the potential to capture market share in our target markets.

There are other potential carbonate fuel cell competitors internationally.  In Asia, Ishikawajima Harima Heavy Industries is active in developing carbonate fuel cells.  In Europe, a company in Italy, Ansaldo Fuel Cells, is actively engaged in carbonate fuel cell development and is a potential competitor. MTU CFC and its partners have been the most active in Europe.

Other than fuel cell developers, we must also compete with such companies as Caterpillar, Cummins Inc., and Detroit Diesel Corporation (a subsidiary of DaimlerChrysler AG), which manufacture more mature combustion-based equipment, including various engines and turbines, and have more established manufacturing, distribution, operating and cost features.  Significant competition may also come from gas turbine companies like General Electric, Ingersoll-Rand Company Limited, Solar Turbines Incorporated and Kawasaki, which have recently made progress in improving fuel efficiency and reducing pollution in large-size combined cycle natural gas fueled generators. These companies have made efforts to extend these advantages to smaller sizes.  We believe, however, that these smaller gas turbines will not be able to match our fuel efficiency or favorable environmental characteristics.

RESEARCH AND DEVELOPMENT

The goal of our research and development efforts is to improve our core DFC products and expand our technology portfolio in complementary high temperature fuel cell systems, such as SOFC.  In addition, we are also conducting limited development work on advanced applications for other fuel cell technologies, such as PEM. A significant portion of our research and development has been funded by government contracts and is classified as cost of research and development contracts in our consolidated financial statements. For the fiscal years ended 2005, 2004 and 2003, total research and development expenses, including amounts received from the DOE, other government departments and agencies and our customers, and amounts that have been self-funded, were $35.0 million, $44.9 million and $44.3 million, respectively.

Government Research and Development Contracts

Since 1975, we have worked on the development of our DFC technology with various U.S. government departments and agencies, including the DOE, the Navy, the Coast Guard, the Department of Defense, the Environmental Protection Agency, the Defense Advance Research Projects Agency and the National Aeronautics and Space Administration.  Government funding, principally from the DOE, provided approximately 43 percent, 60 percent and 52 percent of our revenue for the fiscal years ended 2005, 2004 and 2003, respectively.  From the inception of our carbonate fuel cell development program in the mid-1970s to date, more than $530 million has been invested to support the development of our DFC technology. This includes approximately $320 million from government agencies, with the balance provided by private entities, utility organizations and licensees.

DFC Programs

King County, Washington In 2001, we signed an agreement with King County, Washington to deliver a 1 MW DFC 1500 power plant to operate on anaerobic digester gas from its municipal wastewater treatment facility.  This MW-class field trial demonstration, with a total project value of approximately $18.8 million, is cost-shared by King County through a cooperative grant from the U.S. Environmental Protection Agency and us.  Through December 2005, the DFC1500 power plant has achieved an availability of greater than 91 percent since it began operation in 2004. This demonstration project is expected to run through 2006.

Clean Coal Project In July 2002, we received approval from the DOE to demonstrate our 2 MW DFC3000 power plant operating on synthesis gas derived from coal.  The total value of the project was $34.6 million, with 50 percent of the cost shared by the DOE.  We installed the DFC3000 power plant at a coal gasification site in Indiana in July 2004. However, developer was unable to operate the gasification facility during the contract period and, after concurrence with the DOE, we removed the DFC3000 power plant in September 2005. We expect to submit a final report to the DOE in early 2006 that will complete the project.

Absorption Chilling Testing at Concurrent Technologies Corporation (“CTC”) In July 2004, we signed a Cooperative Research and Development Agreement with the U.S. Army Research and Development Center (CTC) for testing of our DFC300A power plant with a 17.9-ton absorption chiller. The evaluation was completed in August 2005. In 1,200 hours of operation, the test results exceeded initial expectations, generating a maximum of 19.5 tons of cooling when using the heat from our DFC power plant as its energy source.

Dual Fuel Testing at CTC In September 2005, we signed a subcontract with CTC to test a DFC300A power plant on propane. The purpose of the demonstration is to modify our DFC power plant to run HD-5 grade propane as well as natural gas and to switch rapidly between fuels. This system and engineering enhancements is expected to enable the generation of ultra-clean base load electricity even in situations when fuel supplies are threatened due to natural disaster and security issues. Modifications to our DFC power plant are in progress and testing is scheduled to begin in the first calendar quarter in 2006.

Future Products

Direct FuelCell/Turbine The DOE’s Office of Fossil Energy established its Vision 21 Program in 1999 with the objective of developing a “21st Century Energy Plant” that can generate electricity, heat/steam, clean fuels, chemicals and hydrogen from a variety of feedstocks such as fossil fuels and biomass with high efficiency and low environmental impact.

In 2005, we completed the fabrication of an alpha sub-MW DFC/T power plant by the integration of a 250 kW DFC module and a Capstone C60 microturbine. Subsequent to our 2005 fiscal year end, we began operating our DFC/T alpha unit and achieved an electrical efficiency of 55 percent. We plan to ship the unit to the Deaconess Clinic in Billings, Montana for further field tests. We believe the operational experience gained with this unit will result in enhancements that can be incorporated into our beta unit planned for late-2006/early-2007.

In addition, we have completed the preliminary design of a 40 MW DFC/T hybrid system, including site plan and fuel cell module layouts that we expect will have an electrical efficiency of 60 to 70 percent.

DFC Marine/Diesel We are currently working on marine applications of our DFC products under programs with the U.S. Navy.  These ship service fuel cell (“SSFC”) power plants are required to operate on liquid fuels such as diesel.  We have a contract with the Office of Naval Research to deliver a 500 kW SSFC power plant for land-based demonstration at the Naval Sea Systems Command in Philadelphia.  We have assembled the balance of plant process equipment for the DFC power plant and initiated testing in Danbury. Upon successful completion of this phase of the project, the balance of plant will be integrated with a fuel cell stack module. The complete power plant is expected to be tested in Danbury during the first calendar quarter of 2006. This $21.6 million cost-shared project started in 2000 and is a continuation of an earlier $4.6 million contract that completed the conceptual design and testing of the critical components for the marine fuel cell module.

Additionally, we are performing a number of smaller contracts related to the development of SSFC products.  In October 2003, we received a $1.0 million subcontract award for a supplemental program.  Specific tasks for this program include the design engineering for installing diesel-fueled DFC power plants at naval facilities and on ships, operational testing of a DFC 300A power plant in Danbury from a control center in Maine, and development of a marine fuel cell simulator for use as an operator training aid.  In October 2004 we received a $0.7 million Small Business Innovation Research grant with a $0.4 million option for development of critical components for Navy’s SSFC power plants.  Work on this two-year program is ongoing.

We expect that successful demonstration of this project can lead to additional diesel fuel cell power plant applications for commercial ships and island power generation.

SECA Program In September 2004, we entered into a contract with the DOE to lead a project team for its Solid State Energy Conversion Alliance (“SECA”) Program.  The goal of the SECA program is to accelerate the commercialization of low-cost solid oxide fuel cells, a part of the DOE’s commitment to developing clean, efficient, reliable and affordable power generation. We are the prime contractor on the SECA program. Team members currently include Versa, Inc., Material Systems Research, Inc. (“MSRI”), University of Utah (“UU”), Gas Technology Institute (“GTI”), Electric Power Research Institute (“EPRI”), Dana Corporation (“Dana”) and Pacific Northwest National Laboratory (“PNNL”). The 10-year, $139 million program has three phases. The first phase will develop stationary modules in the 3 to 10 kilowatt size range and scalable systems for applications up to 100 kW operating on natural gas with target efficiencies of 45 percent. Phase one is a three-year, $24 million program to be cost-shared by the DOE ($15 million).

Program technical highlights include over 9,000 hours of operating experience with 2 kW SOFC systems. One 2 kW system operated in grid-parallel mode on pipeline natural gas for 3,000 hours. A baseline 3 kW prototype system was operated for 1,700 hours demonstrating 39 percent peak net AC efficiency. We are on track to operate a 3 kW SOFC system at Versa Power in 2006 and then deliver this system to the National Energy Technology Laboratory in Morgantown, WV for further demonstration.

Phases two and three will focus on enhancing system efficiencies to 50 percent and 55 percent, respectively, as well as operating on additional fuels such as propane and diesel. The development of hybrid power plants combining fuel cells with turbines and stirling engines will also be evaluated in the later phases.  These two phases are also to be cost shared by the DOE ($52 million) and the project’s participants ($63 million).  Advancement to these stages is dependent upon successes achieved in phase one, selection by the DOE as a continuing project participant and subsequent congressional appropriations.

Target markets for these SOFC products include remote sites, telecommunications facilities, commercial and residential buildings, back-up, mobile standby and auxiliary power units. If successfully commercialized, these SOFC products, ranging in size from 3 kW to 100 kW, will be complementary to our larger-scaled DFC power plants, ranging in size from 250 kW to 2 MW, that we are delivering to commercial, industrial and government customers today.

Direct FuelCell/Hydrogen. Our high temperature DFC power plants produce hydrogen internally from hydrocarbon fuels, and then convert it to electricity. These DFC products are capable of co-production of electricity and hydrogen at potentially attractive costs. A sub-MW power plant installed at a hydrogen refueling station for fuel cell vehicles can handle a fleet of approximately 300 cars while providing enough electricity to power over 100 homes.

During 2005, we were selected by Air Products to develop and demonstrate the Next Generation Hydrogen Energy station. The project, sponsored by DOE, will integrate our ultra-clean DFC power plant and Air Products’ advanced gas separation technology to co-produce hydrogen and electricity at a vehicle refueling station from one single system (“DFC/H2”). The sub-MW system will be designed to operate on pipeline natural gas and other renewable fuels such as waste-derived biogas. Air Products’ estimates that the DFC/H2 system has the potential to be highly efficient and cost competitive with other conventional technologies. Several locations are being evaluated for the demonstration of the DFC/H2 system, presently scheduled to be on-stream in 2007.

REVENUE AND BACKLOG
Our consolidated revenues for the years ended October 31, 2005, 2004 and 2003 were $30.4 million, $31.4 million and $33.8 million, respectively. These consolidated revenues included product sales and revenues of $17.4 million, $12.6 million and $16.1 million, respectively, and revenues from research and development contracts of $13.0 million, $18.8 million and $17.7 million, respectively. Consolidated revenues for the years ended October 31, 2005, 2004 and 2003 in the United States were $22.2 million, $23.4 million and $25.1 million, respectively, and consolidated revenues from foreign locations were $8.2 million, $8.0 million and $8.7 million, respectively, based on customer order location.

Our backlog as of October 31, 2005 was approximately $42.2 million compared with backlog of approximately $43.9 million as of October 31, 2004. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold.

•
Product order backlog was approximately $20.3 million and $25.8 million as of October 31, 2005 and 2004, respectively, representing 8.25 MW as of October 31, 2005 and 8 MW as of October 31, 2004. Product orders represent approximately 53 percent of our total funded backlog as of October 31, 2005. Backlog for long-term service agreements was approximately $6.1 million and $1.6 million as of October 31, 2005 and 2004, respectively. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

•
For research and development contracts, we include the total contract value including any unfunded portion of the total contract value in backlog. Research and development contract backlog was approximately $15.8 million and $16.5 million as of October 31, 2005 and 2004, respectively. The unfunded portion of our research and development contracts amounted to approximately $4.1 million and $3.6 million as of October 31, 2005 and 2004, respectively. Due to the long-term nature of these contracts, fluctuations from year to year are not an indication of any future trend.

As of October 31, 2005 and 2004, we had contracts for power plants totaling 4 MW and 1.5 MW, respectively under power purchase agreements ranging from 5 - 10 years. Revenue under these agreements is recognized as electricity is produced. This revenue is not included in backlog.

EMPLOYEES

As of October 31, 2005 we had 335 full-time employees, of whom 90 were located at the Torrington, Connecticut manufacturing plant, and 245 were located at the Danbury, Connecticut facility or various field offices.

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

Item 1A. RISK FACTORS

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

We have been transitioning from a contract research and development company to a commercial products developer and manufacturer. As such, we have not been profitable since our fiscal year ended October 31, 1997. We expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability.

Our cost reduction strategy may not succeed or may be significantly delayed, which may result in our inability to offer our products at competitive prices and may adversely affect our sales.

Our cost reduction strategy is based on the assumption that a significant increase in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, engineering design and technology (including projected power output) that, are currently not ascertainable. Failure to achieve our cost reduction targets would have a material adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

Our products will compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products, sales of our products will be adversely affected.

Our Direct FuelCell has been operated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal. Significant decreases (or short term increases) in the price of these fuels could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products.

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

We have signed long-term power purchase and service agreements with customers which are subject to market conditions and operating risks that may affect our operating results.

We currently have four MW of PPAs with four customers. Under the terms of our power purchase agreements, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of five to ten years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPAs as power is produced. As owner of the power plants in these PPA entities, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. Should electricity rates decrease or operating costs increase from our original estimates, our results of operations could be negatively impacted. We have qualified for incentive funding for these projects in California under the states’ Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. We are not required to produce minimum amounts of power under our PPA agreements and we have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.

We have contracted with certain customers to provide service of fuel cell power plants over terms ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. Pricing for service contracts is based upon estimates of future costs, which given the early stage of development could be materially different from actual expenses.

We extend product warranties which could affect our operating results.

We warranty our products for a specific period of time against manufacturing or performance defects. As we have limited operating experience, warranty costs are expensed as incurred. As a result operating results could be negatively impacted should there be product manufacturing or performance defects.

We currently face and will continue to face significant competition.

Our Direct FuelCell currently faces, and will continue to face, significant competition. We compete on the basis of our products’ reliability, fuel efficiency, environmental considerations and cost. Technological advances in alternative energy products or improvements in the electric grid or other sources of power generation, or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products non-competitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than ours, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies.

Several companies in the United States are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells. Emerging fuel cell technologies (and companies developing them) include proton exchange membrane fuel cells (Ballard Power Systems, Inc.; United Technologies Corp. or UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells) and solid oxide fuel cells (Siemens Westinghouse Electric Company, Cummins; SOFCo; General Electric; Delphi and Acumentrics). Each of these competitors has the potential to capture market share in our target markets.

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

MTU Friedrichshafen GmbH currently owns approximately 5.7% of our outstanding common stock (based upon the number of shares of our common stock outstanding as of January 11, 2006). James D. Gerson beneficially owns approximately 2.5% of our outstanding common stock. Loeb Investors Co. LXXV and Warren Bagatelle (a managing director of an affiliate of Loeb Investors Co. LXXV) collectively beneficially own approximately 2.2% of our outstanding common stock (based upon the number of shares of our common stock outstanding as of January 11, 2006). These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Michael Bode (Chief Executive Officer of MTU CFC Solutions GmbH), James D. Gerson, Warren Bagatelle and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). MTU CFC is also a licensee of our technology and a purchaser of our Direct FuelCell products. Therefore, it may be in MTU CFC’s interest to possess substantial influence over matters concerning our overall strategy and technological and commercial development.

MTU CFC may develop competing technologies.

MTU CFC is currently developing carbonate fuel cell technology. If this technology does not use DFC know-how, MTU CFC must use good faith efforts to license the technology to us. If MTU CFC is successful but does not grant us a license, it may be directly competing with us while having a significant ownership interest in us, and a seat on our board of directors. We have agreed with MTU CFC to continue developing products with as much commonality as possible. However, the license agreement between us and MTU CFC provides that each of us retains the right to independently pursue the development of carbonate fuel cell technologies.

We have limited experience manufacturing our Direct FuelCell products on a commercial basis, which may adversely affect our planned increases in production capacity and our ability to satisfy customer requirements.

We have limited experience manufacturing our Direct FuelCell products on a commercial basis. Our manufacturing, testing and conditioning facilities have equipment in place for a production capacity of 50 MW per year. We expect that we will then increase our manufacturing capacity based on market demand. We cannot be sure that we will be able to achieve any planned increases in production capacity. Also, as we scale up our production capacity, we cannot be sure that unplanned failures or other technical problems relating to the manufacturing process will not occur.

Even if we are successful in achieving our planned increases in production capacity, we cannot be sure that we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers. Additionally, we cannot be sure that we will be able to develop efficient, low-cost manufacturing capabilities and processes (including automation) that will enable us to meet our cost goals and profitability projections. Our failure to develop advanced manufacturing capabilities and processes, or meet our cost goals, could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our plans are dependent on market acceptance of our Direct FuelCell products.

Our plans are dependent upon market acceptance of, as well as enhancements to, those products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell products may be affected by many factors that are out of our control, including:

•	the cost competitiveness of our fuel cell products;

•	the future costs of natural gas and other fuels used by our fuel cell products;

•	consumer reluctance to try a new product;

•	perceptions of the safety of our fuel cell products;

•	the market for distributed generation;

•	local permitting and environmental requirements; and,

•	the emergence of newer, more competitive technologies and products.

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

A portion of our fuel cell revenues have been derived from a long-term cooperative agreement and other contracts with the U.S. DOE, the U.S. Department of Defense, the U.S. Navy and the National Aeronautics and Space Administration. These agreements are important to the continued development of our technology and our products.

Generally, our U.S. government research and development contracts, are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual congressional appropriations and the results of government or agency sponsored audits of our cost reduction efforts and our cost projections. We can only receive funds under these contracts ultimately made available to us annually by Congress as a result of the appropriations process. Accordingly, we cannot be sure whether we will receive the full amount allocated by the DOE under our DOE cooperative agreements or the full amounts awarded under our other government research and development contracts. Failure to receive the full amounts under any of our government research and development contracts could materially and adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

A negative government audit could result in an adverse adjustment of our revenue and costs and could result in civil and criminal penalties.

Government agencies, such as the Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or reviews that we improperly allocated costs to specific contracts, they will not reimburse us for these costs. Therefore, an audit could result in adjustments to our revenue and costs.

Further, although we have internal controls in place to oversee our government contracts, no assurance can be given that these controls are sufficient to prevent isolated violations of applicable laws, regulations and standards. If the agencies determine that we or one of our subcontractors engaged in improper conduct, we may be subject to civil or criminal penalties and administrative sanctions, payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition.

The United States government has certain rights relating to our intellectual property, including restricting or taking title to certain patents.

Many of our United States patents relating to our carbonate fuel cell technology are the result of government-funded research and development programs. Four of our patents that were the result of DOE-funded research prior to January 1988 (the date that we qualified as a “small business”) are owned by the United States government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. We own all patents resulting from research funded by our DOE contracts awarded after January 1988 to date, based on our “small business” status when each contract was awarded. Under current regulations, patents resulting from research funded by government agencies other than the DOE are owned by us, whether or not we are a “small business.”

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

We cannot assure you that we will enter into distributor relationships that are consistent with, or sufficient to support, our commercialization plans or our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the distributors with which we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these distributor arrangements have or will require that we grant exclusive distribution rights to companies in defined territories. These exclusive arrangements could result in us being unable to enter into other arrangements at a time when the distributor with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. In addition, certain distributor arrangements include, and some future distributor arrangements may also include, the issuance of equity and warrants to purchase our equity, which may have an adverse effect on our stock price. To the extent we enter into distributor relationships, the failure of these distributors in assisting us with the marketing and distribution of our products may adversely affect our results of operations and financial condition.

We cannot be sure that MTU CFC will continue to, or original equipment manufacturers (“OEMs”) will, manufacture or package products using our Direct FuelCell components. In this area, our success will largely depend upon our ability to make our products compatible with the power plant products of OEMs and the ability of these OEMs to sell their products containing our products. In addition, some OEMs may need to redesign or modify their existing power plant products to fully incorporate our products. Accordingly, any integration, design, manufacturing or marketing problems encountered by MTU CFC or other OEMs could adversely affect the market for our Direct FuelCell products and, therefore, our business, prospects, results of operations and financial condition.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that we have obtained will expire between 2006 and 2024 and the average remaining life of our U.S. patents is approximately 11 years.

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

Our future success is substantially dependent on the continued services and on the performance of our executive officers and other key management, engineering, scientific, manufacturing and operating personnel, particularly R. Daniel Brdar, our Chief Executive Officer. The loss of the services of any executive officer, including Mr. Brdar, or other key management, engineering, scientific, manufacturing and operating personnel, could materially adversely affect our business. Our ability to achieve our development and commercialization plans will also depend on our ability to attract and retain additional qualified management and technical personnel. Recruiting personnel for the fuel cell industry is competitive. We do not know whether we will be able to attract or retain additional qualified management and technical personnel. Our inability to attract and retain additional qualified management and technical personnel, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

Our management may be unable to manage rapid growth effectively.

We may rapidly expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. Any expansion may expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

We may be affected by environmental and other governmental regulation.

We are subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. Assuming no co-generation applications are used in conjunction with our larger Direct FuelCell plants, they will discharge humid flue gas at temperatures of approximately 700-800o F, water at temperatures of approximately 10-20 o F above surrounding air temperatures and carbon dioxide.

In addition, it is possible that industry-specific laws and regulations will be adopted covering matters such as transmission scheduling, distribution and the characteristics and quality of our products, including installation and servicing. These regulations could limit the growth in the use of carbonate fuel cell products, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our Direct FuelCell products. Accordingly, compliance with existing or future laws and regulations could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Several states have created and adopted or are in the process of creating their own interconnection regulations covering both technical and financial requirements for interconnection to utility grids. Depending on the complexities of the requirements, installation of our systems may become burdened with additional costs that might have a negative impact on our ability to sell systems. The Institute of Electrical and Electronics Engineers has been working to create an interconnection standard addressing the technical requirements for distributed generation to interconnect to utility grids. Many parties are hopeful that this standard will be adopted nationally when it is completed to help reduce the barriers to deployment of distributed generation such as fuel cells; however this standard may be delayed or never completed thereby limiting the commercial prospects and profitability of our fuel cell systems.

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

Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. The fuels we use are combustible and may be toxic. In addition, our Direct FuelCell products operate at high temperatures and our Direct FuelCell products use corrosive carbonate material, which could expose us to potential liability claims. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our Direct FuelCell products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

We are subject to risks inherent in international operations.

Since we market our Direct FuelCell products both inside and outside the United States and Canada, our success depends, in part, on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our operations and revenues.

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

The terms of the Series 1 preferred shares issued by FuelCell Energy, Ltd., our wholly-owned, indirect subsidiary, provide rights to the holder, Enbridge Inc. (“Enbridge”), including dividend and conversion rights among others that could negatively impact us. For example, the terms of the Series 1 preferred shares provide that the holders are entitled to receive cumulative dividends for each calendar quarter for so long as such shares are outstanding. Assuming the exchange rate for Canadian dollars is Cdn.$1.1686 to U.S.$1.00 (exchange rate on January 11, 2006) at the time of the applicable dividend payment date, we are required to pay a preferred dividend of approximately $267,414 per calendar quarter, subject to reduction in accordance with the terms of the Series 1 preferred shares. The terms of the Series 1 preferred shares also require that the holder be paid any accrued and unpaid dividends on December 31, 2010. To the extent that there is a significant amount of accrued dividends that is unpaid as of December 31, 2010 and we do not have sufficient working capital at that time to pay the accrued dividends, our financial condition could be adversely affected. We have guaranteed these dividend obligations, including paying a minimum of Cdn.$500,000 in cash annually to Enbridge for so long as Enbridge holds the Series 1 preferred shares. We have also guaranteed the liquidation obligations of FuelCell Energy, Ltd. Under the Series 1 preferred shares.

We are also required to issue common stock to the holder of the Series 1 preferred shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020, the exchange rate for Canadian dollars is Cdn.$1.1686 to U.S.$1.00 (exchange rate on January 11, 2006) at the time of such conversion and our common stock price is $8.86 (our common stock closing pricing price on January 11, 2006) at the time of such conversion, we would be required to issue approximately 2,541,656 shares of our common stock.

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

Item 3. LEGAL PROCEEDINGS

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the United States District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleges that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells have failed to perform as represented and warranted. Zoot is seeking rescission of the contract with PPL, totaling approximately $2.5 million. Zoot may also be seeking damages for breach of contract and under tort arising out of the alleged misrepresentation. The Company intends to vigorously defend the action. The Company is unable to predict at this time the ultimate outcome of this lawsuit and therefore no loss contingency has been included in the consolidated financial statements.

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

	Common Stock Price
	High	Low

Year Ended October 31, 2003
First Quarter	$9.05	$5.39
Second Quarter	$6.22	$5.03
Third Quarter	$9.90	$6.28
Fourth Quarter	$15.37	$6.81

Year Ended October 31, 2004
First Quarter	$17.25	$11.44
Second Quarter	$19.44	$11.86
Third Quarter	$17.23	$8.36
Fourth Quarter	$13.14	$7.42

Year Ended October 31, 2005
First Quarter	$13.45	$7.98
Second Quarter	$12.06	$7.71
Third Quarter	$10.94	$7.05
Fourth Quarter	$12.25	$8.25

On January 11, 2006, the last reported sale price of our common stock on the Nasdaq Stock Market was $8.86 per share. As of January 11, 2006, there were 793 holders of record of our common stock.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on common stock in the foreseeable future.   In addition, the terms of our Series B preferred shares prohibit the payment of dividends on our common stock unless all dividends on the Series B preferred stock have been paid in full.

SERIES 1 PREFERRED SHARES AND EXCHANGEABLE SHARES

On August 4, 2003, we entered into a combination agreement with,Global Thermoelectric Inc. (“Global”) to combine Global with us in a share-for-share exchange pursuant to a Plan of Arrangement subject to approval by the Court of Queen’s Bench of Alberta, Canada. On October 31, 2003, our shareholders and the shareholders of Global approved the combination. On October 31, 2003, the Court of Queen’s Bench of Alberta issued an order approving the combination. On November 3, 2003, the combination transaction was consummated. In the aggregate, we issued approximately 8.2 million shares of our common stock and exchangeable shares in the acquisition. Following our acquisition of Global, Global’s Series 2 preferred shares remained outstanding in Global. At the time of the sale of our thermoelectric generator business, the holder of the Series 2 preferred shares exchanged them for Series 1 Class A cumulative redeemable exchangeable preferred shares (which were referred to as the Series 1 preferred shares) issued by FuelCell Energy, Ltd., one of our indirect, wholly-owned subsidiaries. We have guaranteed the obligations of FuelCell Energy, Ltd. Under the Series 1 preferred shares.

Series 1 Preferred Shares

The Series 1 preferred shares may be converted into shares of our common stock at the following “conversion prices”:

•	Cdn.$120.22 per share of our common stock until July 31, 2010;

•	Cdn.$129.46 per share of our common stock after July 31, 2010 until July 31, 2015;

•	Cdn.$138.71 per share of our common stock after July 31, 2015 until July 31, 2020; and

•	at any time after July 31, 2020, the price equal to 95% of the then current market price (converted to Cdn.$ at the time of such calculation) of shares of our common stock at the time of conversion.

The foregoing “conversion prices” are subject to adjustment for certain subsequent events. As illustrated below, the number of shares of our common stock issuable upon conversion of the Series 1 preferred shares after July 31, 2020 may be significantly greater than the number of shares issuable prior to that time.

The following examples illustrate the number of shares of our common stock that we will be required to issue to the holder(s) of the Series 1 preferred shares if and when the holder(s) exercise their conversion rights pursuant to the terms of the Series 1 preferred shares. The following examples are based upon Cdn.$25.0 million of Series 1 preferred shares outstanding (which is the amount currently outstanding) and assume that all accrued dividends on the Series 1 preferred shares have been paid through the time of the conversion and, in the case of conversions occurring after July 31, 2020, that the exchange rate for Canadian dollars is Cdn.$1.1686 to U.S.$1.00 (exchange rate on January 11, 2006 at the time of the conversion:

•	if the Series 1 preferred shares convert prior to July 31, 2010, we would be required to issue approximately 233,185 shares of our common stock;

•	if the Series 1 preferred shares convert after July 31, 2010, but prior to July 31, 2015, we would be required to issue approximately 216,542 shares of our common stock;

•	if the Series 1 preferred shares convert after July 31, 2015, but prior to July 31, 2020, we would be required to issue approximately 202,102 shares of our common stock; and

•
if the Series 1 preferred shares convert any time after July 31, 2020, assuming our common stock price is U.S. $8.86 (our common stock closing pricing price on January 11,2006) at the time of conversion, we would be required to issue approximately 2,541,656 shares of our common stock.

Subject to the Business Corporations Act (Alberta), the holder of the Series 1 preferred shares is not entitled to receive notice of or to attend or vote at any meeting of the FuelCell Energy, Ltd. Common shareholders. At present, we own all of the FuelCell Energy, Ltd. Common stock.

Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, the sole current holder of the Series 1 preferred shares, as long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. Cumulative unpaid dividends of $3.5 million on the Series 1 preferred shares were outstanding as of October 31, 2005. We have guaranteed the dividend obligations of FuelCell Energy, Ltd. Under the Series 1 preferred shares.

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

Under the terms of the purchase agreement, the Initial Purchasers had an option through January 25, 2005 to purchase the remaining 35,000 shares. On January 14, 2005, we closed on the sale of 5,875 shares of Series B preferred stock to the Initial Purchasers. Net proceeds to the Company were approximately $5.5 million.

The following is a summary of certain provisions of our Series B preferred stock. The shares of our Series B preferred stock and the shares of our common stock issuable upon conversion of the shares of our Series B preferred stock are covered by a registration rights agreement.

Ranking

Shares of our Series B preferred stock rank with respect to dividend rights and rights upon our liquidation, winding up or dissolution:

•	senior to shares of our common stock;
•	junior to our debt obligations; and
•	effectively junior to our subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

Dividends

The Series B preferred stock pays cumulative annual dividends of $50 per share which are payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2005, when, as and if declared by the board of directors. Dividends will be paid on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the shares of our Series B preferred stock will accumulate and be cumulative from the date of original issuance. Accumulated dividends on the shares of our Series B preferred stock will not bear any interest.

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

No dividends or other distributions may be paid or set apart for payment upon our common shares (other than a dividend payable solely in shares of a like or junior ranking) unless all accumulated and unpaid dividends have been paid or funds or shares of common stock therefore have been set apart on our Series B preferred stock.

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

UNREGISTERED SECURITIES

The following unregistered securities were issued during the period of November 1, 2003 through January 11, 2006;

Shares Issued

As discussed above, we issued 100,000 Series B preferred shares in November 2004 and 5,875 Series B preferred shares in January 2005, which were not registered upon issuance to the initial purchasers. The Company has since registered 72,145 of these Series B preferred shares for resale.

Warrants Issued

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of these warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. As of October 31, 2005, 400,000 of these warrants with an exercise price of $13.38 had expired. The exercise prices of the remaining warrants range from $16.05 to $18.73 per share and the warrants will expire between April 2006 and April 2007, if not exercised sooner. As of October 31, 2005, all of the warrants issued to Marubeni remained unvested.

On July 7, 2005, we issued warrants to purchase up to an aggregate of 1,000,000 shares of our common stock to Enbridge Inc. (Enbridge) in conjunction with an amended distribution agreement. All previously issued warrants to Enbridge were cancelled. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. The exercise prices of the warrants range from $9.89 to $11.87 per share and the expiration dates range from June 30, 2007 to June 30, 2010. As of October 31, 2005, all of the warrants issued to Enbridge remained unvested.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2005 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this Report (the “Financial Statements”). The data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

(Amounts presented in thousands, except for per share amounts)

Consolidated Statement of Operations Data:
	Year Ended October 31,
	2005	2004	2003	2002	2001
Revenues:
Product sales and revenue	$17,398	$12,636	$16,081	$7,656	$5,297
Research and development contracts	12,972	18,750	17,709	33,575	20,882
Total revenues	30,370	31,386	33,790	41,231	26,179
Costs and expenses:
Cost of product sales and revenues	52,067	39,961	50,391	32,129	16,214
Cost of research and development contracts	13,183	27,290	35,827	45,664	19,033
Administrative and selling expenses	14,154	14,901	12,631	10,451	9,100
Research and development expenses	21,840	26,677	8,509	6,806	3,108
Purchased in-process research and development	--	12,200	--	--	--
Total costs and expenses	101,244	121,029	107,358	95,050	47,455
Loss from operations	(70,874)	(89,643)	(73,568)	(53,819)	(21,276)
License fee income, net	70	19	270	270	270
Interest expense	(103)	(137)	(128)	(160)	(116)
Loss from equity investments	(1,553)	--	--	--	--
Interest and other income, net	5,526	2,472	6,012	4,876	5,684
Provision for taxes	--	--	--	(7)	--
Loss from continuing operations	(66,934)	(87,289)	(67,414)	(48,840)	(15,438)
Discontinued operations, net of tax	(1,252)	846	--	--	--
Net loss	(68,186)	(86,443)	(67,414)	(48,840)	(15,438)
Preferred stock dividends	(6,077)	(964)	--	--	--
Net loss to common shareholders	$(74,263)	$(87,407)	$(67,414)	$(48,840)	$(15,438)

Basic and diluted loss per share:
Continuing operations	$(1.51)	$(1.84)	$(1.71)	$(1.25)	$(0.45)
Discontinued operations	(.03)	0.01	--	--	--
Net loss to common shareholders	$(1.54)	$(1.83)	$(1.71)	$(1.25)	$(0.45)
Basic and diluted weighted average shares Outstanding	48,261	47,875	39,342	39,135	34,359

Consolidated Balance Sheet Data:
	As of October 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents and short term investments (U.S. treasury securities)	$136,032	$152,395	$134,750	$205,996	$274,760
Working capital	138,748	156,798	143,998	218,423	276,173
Total current assets	161,894	178,866	160,792	234,739	289,225
Long-term investments (U.S. treasury securities)	43,928	--	18,690	14,542	15,773
Total assets	265,520	236,510	223,363	289,803	334,020
Total current liabilities	23,146	22,070	16,794	16,316	13,052
Total non-current liabilities	904	1,476	1,484	1,785	1,252
Total shareholders’ equity	241,470	212,964	205,085	271,702	319,716
Book value per share(1)	$4.98	$4.42	$5.20	$6.93	$8.20
____________
(1)  Calculated as total shareholder’s equity divided by common shares issued and outstanding as of the balance sheet date.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

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

Results of operations. This section provides an analysis of our results of operations for the years ended October 31, 2005, 2004 and 2003. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.

Factors that may affect future results.    In this section, we detail risk factors that affect our quarterly and annual results, but which are difficult to predict.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-K and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in this report.

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (“Direct FuelCell®” or “DFC® Power Plants”), offering stationary applications for commercial and industrial customers and continuing to develop our next generation of carbonate fuel cell products. In addition, we are developing another high temperature fuel cell system, planar solid oxide fuel cell (“SOFC”) technology, as a prime contractor in the U.S. Department of Energy’s (“DOE”) Solid State Energy Conversion Alliance (“SECA”) Program and through our 41 percent ownership interest in Versa Power Systems (“Versa”).

Our proprietary carbonate DFC power plants electrochemically produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biomass fuels. We believe our products offer significant advantages compared to other power generation technologies. The primary benefits to our customers include:
•	High fuel efficiency;
•	Ultra-clean emissions;
•	High reliability;
•	Firm, 24/7 base load power; and,
•	The ability to site units locally and provide heat for cogeneration applications.

Other customer benefits of our DFC power plants include:
•	Quiet operation;
•	Flexible siting and permitting capabilities;
•	Potentially lower operating, maintenance and generation costs than alternative distributed power generation technologies and the grid; and,
•	The ability to provide end users with greater control of their energy source costs and reliability.

The demand for reliable, clean and economical power is increasing worldwide. Volatile fuel and energy prices, the ratification of the Kyoto Protocol by over 140 countries in 2005 and other strict emissions guidelines mandating clean electric power generation are placing greater emphasis on high efficiency distributed generation products that are ultra-clean. Electric generation without combustion (ultra-clean) significantly reduces harmful pollutants such as NOX, SOX and particulates. Higher efficiency results in lower emissions of carbon dioxide, a major contributor of harmful greenhouse gases. Higher efficiency also results in less fuel per kWh of electricity and Btu of heat produced, thereby reducing operating costs.

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and these capacities are expected to increase to 300 kW, 1.2 MW and 2.4 MW, respectively, in late-2006. Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Ideally, our DFC power plants are part of a total onsite power generation solution for commercial and industrial customers, with our high efficiency products providing the base load power. Grid-delivered electricity or less efficient combustion-based equipment will provide peaking and load following energy needs. Through December 31, 2005, over 80 million kWhs of electricity have been generated from power plants incorporating our DFC technology at over 40 customer sites worldwide.

While our products compete essentially on price with gas engines, turbines and the grid, we believe that the attributes of our DFC products enhance our value proposition. For example, in some regions with strict air emissions controls, the ‘ultra-clean’ designation of our DFC power plants enables our products to be sited where combustion-based technologies cannot. As an ultra-clean technology, our products benefit from: (1) preferential rate treatment, such as the elimination of exit fees and standby charges for onsite electric generation; (2) a streamlined installation process with exemptions from air pollution control or air quality district permitting requirements; and (3) qualification for government-sponsored incentive programs for clean, high efficiency and firm 24/7 power generation.

While we believe that we are making significant progress, we continue to face obstacles that can lengthen the sales cycle.  Recently, sales have been impacted by volatile fuel prices and lagging electric rates. We can face regulatory uncertainty for distributed generation, long capital appropriation cycles, interconnect issues, disparate recognition of the locational value and environmental benefits of distributed generation, standby power costs and stranded asset exit fees.  In addition, due to the early commercialization stage of our DFC power plants and our low volume of sales, our product pricing is generally higher than competing products that are more mature. These factors can slow and constrict our sales cycle and delay our growth. Our sales for the last two years have been approximately 6 MW of power plants per year.

We are currently selling our products to customers in high cost electricity markets. We believe that market clearing prices in California and the Northeast are between $2,000 and $3,000 per kW and up to $4,000/kW in Asia and for mission-critical applications that demand higher reliability. The manufactured cost of our standard sub-MW product design at the end of 2005 was approximately $4,600 per kW (reduced from approximately $6,200/kW at the end of 2004) and our 1 MW product was approximately $4,300/kW. Our cost reduction plans and increased volume will bring us closer to market clearing prices through process improvements, value engineering, supplier/purchasing opportunities, and product output and efficiency improvements. Our primary focus in 2006 is to attempt to reduce the cost of our 2 MW DFC3000 power plant to a range between $3,200/kW and $3,500/kW.

Recent Developments

Change in Executive Management

On January 12, 2006, FuelCell Energy, Inc. announced that R. Daniel Brdar was promoted to President and Chief Executive Officer. The current President and Chief Executive Officer, Jerry D. Leitman, relinquished his duties related to those positions but retained the position of Chairman of the Board in the Company's planned management succession.

Preferred Share Offering

On November 18, 2004, we closed on a $100 million private offering of shares of our 5% Series B cumulative convertible perpetual preferred stock pursuant to Section 4(2) of the Securities Act of 1933, with net proceeds to us of approximately $93.5 million. On January 14, 2005, we closed on the sale of an over-allotment of this same offering providing an additional $5.5 million of net proceeds. The total net proceeds to us from the sale of these securities was approximately $99.0 million and is intended to be used for product development, product commercialization and general corporate purposes.

Common Stock Offering

During August and September 2005, we sold 185,200 shares of our common stock. Total net proceeds to us from the sale of these securities was approximately $2.0 million and was intended to be used for general corporate purposes and dividend payments on Series B cumulative convertible perpetual preferred stock.

Registration Statements Filed

•	S-1 (#333-122216) filed on May 11, 2005 and effective as of May 17, 2005 - Registered 300,000 shares of common stock to be offered to certain employees as partial payment of annual bonuses earned.

•
S-1 (#333-122241) filed on May 11, 2005 and effective as of May 17, 2005 - Registered for resale: (i) 60,250 shares of 5% Series B Cumulative Convertible Perpetual Preferred Stock and (ii) 5,127,648 shares of common stock (represents the number of shares of common stock that are issuable upon conversion of the Series B preferred stock).

•
S-3 (#333-125936) filed on June 30, 2005 and effective as of July 5, 2005 - Registered 1,900,000 shares of common stock to be offered from time to time of up to an aggregate offering price of $16,397,000.

•
S-3 (#333-125933) field on July 1, 2005 and effective as of July 6, 2005 - Registered for resale: (i) 68,645 shares of 5% Series B Cumulative Convertible Perpetual Preferred Stock; and (ii) 5,842,117 shares of common stock (represents the number of shares of common stock that are issuable upon conversion of the Series B preferred stock).

•
S-3 (#333-128088) filed on September 2, 2005: this has not yet been declared effective by the Securities & Exchange Commission - Registered: (A) for resale (i) 3,500 shares of 5% Series B Cumulative Convertible Perpetual Preferred Stock and (ii) 297,872 shares of common stock (represents the number of shares of common stock that are issuable upon conversion of the Series B preferred stock); and  (B) a shelf offering debt securities, preferred stock and common stock of up to an aggregate offering price of $150,000,000.

Business Combinations

On November 3, 2003, we completed our acquisition of Global Thermoelectric Inc. (“Global”) located in Calgary, Canada. At the time of the acquisition, Global had been developing SOFC power plants since 1997 with the goal of commercializing its technology for residential, commercial and light industrial applications ranging in size from 3 to 10 kW. Through its thermoelectric generator (“TEG’’) product line, Global also sold thermoelectric generators for use as a source of electrical power in remote areas. In connection with the acquisition, we issued, in the aggregate, approximately 8.2 million shares of our common stock and exchangeable shares, the latter of which were issued by FuelCell Energy, Ltd., our wholly-owned Canadian subsidiary (formerly FCE Canada Inc.). We also assumed Global’s Series 2 Preferred Shares. Total consideration for the acquisition was approximately $94.8 million.

On May 28, 2004, we sold Global’s TEG business for proceeds of approximately $16 million. The sale of the TEG business was affected through a sale of all of the outstanding common shares of Global. Prior to the sale, Global transferred substantially all of its assets and liabilities not relating to its TEG business (including substantially all of Global’s assets and liabilities relating to its SOFC business and substantially all of its cash) to FuelCell Energy, Ltd. In addition, prior to the sale, the Global Series 2 Preferred Shares were cancelled and replaced with substantially equivalent Class A cumulative redeemable exchangeable preferred shares (which we refer to as the Series 1 preferred shares) issued by FuelCell Energy, Ltd.

On October 31, 2004, we redeemed all of the approximately two million issued and outstanding exchangeable shares issued by FuelCell Energy, Ltd. The exchangeable shares were redeemed in exchange for shares of our common stock on a one-for-one basis. The redemption had no impact on the total number of shares of our common stock deemed outstanding.

On November 1, 2004, we closed on our agreement to combine the Canadian SOFC operations into Versa, Inc. (“Versa”) in exchange for Versa stock. Under the terms of the agreement, all SOFC intellectual property and the majority of the fixed assets of Fuel Cell Energy, Ltd. were combined with Versa in exchange for 5,714 shares, increasing our ownership position in Versa to 7,714 shares, which represented a 42 percent ownership interest at the time of the transaction. No cash was exchanged in this transaction and employees of FuelCell Energy, Ltd. Became Versa employees. On May 1, 2005, Versa had a 10-for-1 stock split resulting in an increase in the number of shares we own to 77,140. This stock split did not impact our percent ownership interest.

Assets sold to Versa totaled approximately $12.4 million and were classified as held for sale on the balance sheet as of October 31, 2004. Upon closing of the sale on November 1, 2004, our total investment in Versa was approximately $14.4 million and is classified as “Equity investments”. We account for this investment under the equity method.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2005, research and development sales backlog totaled $15.8 million, of which 74 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are recognized ratably over the contract term. Revenue from electricity sales under power purchase agreements are recognized as power is produced. Revenue from incentive funding are recognized ratably over the term of the incentive funding agreement.

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

Inventories

During the procurement and manufacturing process of a fuel cell power plant, costs for material, labor and overhead are accumulated in raw materials and work-in-process inventory until they are transferred to a customer contract, at which time they are recorded in cost of sales.

Our inventories and advance payments to vendors are stated at the lower of cost or market price. As we sell products at or below cost, we provide for a lower of cost or market (“LCM”) adjustment to the cost basis of inventory and advances to vendors. This adjustment is computed by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet.

As of October 31, 2005 and October 31, 2004, the LCM and obsolescence adjustment to the cost basis of inventory and advance payments to vendors was approximately $8.0 million and $12.4 million, respectively, which equates to a reduction of approximately 39 and 42 percent, respectively, of the gross inventory value. As of October 31, 2005, our gross inventory and advances to vendors’ balances declined from the October 31, 2004 balances due to plants being completed for customer orders. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These costs are classified as research and development expenses on our consolidated statements of operations.

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

Comparison of the Years Ended October 31, 2005 and October 31, 2004

Revenues and costs of revenues

The following tables summarize our revenue and cost mix for the years ended October 31, 2005 and 2004 respectively (dollar amounts in thousands):

	Year Ended October 31, 2005		Year Ended October 31, 2004		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Product sales and revenues	$17,398	57%	$12,636	40%	38%
Research and development contracts	12,972	43%	18,750	60%	(31%	)
Total	$30,370	100%	$31,386	100%	(3%	)

	Year Ended October 31, 2005		Year Ended October 31, 2004		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Product sales and revenues	$52,067	80%	$39,961	59%	30%
Research and development contracts	13,183	20%	27,290	41%	(52%	)
Total	$65,250	100%	$67,251	100%	(3%	)

Total revenues for the year ended October 31, 2005 decreased by $1.0 million, or 3 percent, to $30.4 million from $31.4 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:

Product sales and revenues and product costs

Product sales were $17.4 million for the year ended October 31, 2005, compared to $12.6 million in the same period of a year ago. The increase in product sales and revenues is primarily due to increased manufacturing of power plants for the County of Alameda (Santa Rita Jail), Logan Energy, MTU CFC and recognition of electricity and grant revenue related to power purchase agreements. Product sales backlog totaled approximately $26.4 million as of both October 31, 2005 and 2004,. Included in these figures are $6.1 million and $1.6 million for 2005 and 2004, respectively, related to long-term service agreements. Product backlog does not include power purchase or incentive funding agreements.

Product costs were higher with increased revenue to $52.1 million for the year ended October 31, 2005, compared to $40.0 million in the same period of a year ago. Included in cost of sales during 2005 was a non-cash fixed asset impairment charge totaling $1.0 million. This was related to a planned change in manufacturing processes expected to increase electrical output (“uprate”) for improved product performance and reduced costs in future periods. The ratio of costs to revenue decreased to approximately 3.0-to-1 in 2005 from approximately 3.2- to-1 in 2004. This ratio is inclusive of any lower of cost or market adjustments in cost of sales related to power plants for power purchase agreements. Costs related to power purchase agreements were $10.3 million and $3.1 million for the fiscal years ended October 31, 2005 and 2004, respectively. Excluding the non-cash fixed asset impairment charge and power purchase agreement costs, our cost ratios would have been approximately 2.4-to-1 and approximately 2.7-to-1 for the fiscal years ended October 31, 2005 and 2004, respectively. The ratio of costs to product sales improved from the same period of a year ago as we recognized savings from our cost-out program. The cost ratios included above that exclude certain non-cash items are not considered generally accepted accounting principles (“GAAP”) financial measures and should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We have used non-GAAP pro forma financial measures in analyzing financial results because they provide meaningful information regarding our operational performance and facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

Our products do not ship on an even production schedule. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, timing of construction and permits. We do not have the sales or order history to quantify sufficient trends as of yet.

Research and development contracts

Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts decreased 31 percent during the year ended October 31, 2005 to $13.0 million from $18.8 million in the same period of the prior year. Revenues decreased with the completion of the DOE’s Product Design Improvement program (“PDI”) program and the Bath Iron Works contract. Revenues were also lower on the DOE’s Clean Coal contract and other U.S. Navy contracts compared to the prior year. These decreases were partially offset by an increase in revenue related to the DOE’s SECA program.

The cost of research and development contract revenue declined by $14.1 million for the year ended October 31, 2005, compared to the prior year, due to reduced costs on the Clean Coal contract, the PDI program, U.S. Navy contracts and King County contracts. The ratio of research and development cost to revenue was approximately 1.0-to-1 in 2005, compared to approximately 1.5-to-1 in 2004 due to the substantial completion of the Clean Coal and King County contracts, which had significant cost share commitments. The Clean Coal DFC3000 power plant was not operated at the Indiana site due to fuel supply issues and was removed upon receiving approval from the DOE.

For strategic reasons, we currently plan to continue to participate in government cost share contracts that advance the development of fuel cells. As a result, we expect that costs on these contracts will be higher than revenues received.

Administrative and selling expenses

Administrative and selling expenses decreased by $0.7 million or 5 percent, to $14.2 million during the year ended October 31, 2005 compared to $14.9 million in the prior year. This decrease is primarily the result of the disposition of Canadian operations with costs totaling $1.2 million in 2004, partially offset by higher sales and proposal costs for multi-megawatt projects of approximately $0.2 million and higher administrative costs related to Sarbanes-Oxley Act compliance totaling approximately $0.4 million.

Research and development expenses

Research and development expenses decreased to $21.8 million during year ended October 31, 2005, compared to $26.7 million for the year ended October 31, 2004. This decrease is the result of the disposition of Canadian operations with costs totaling approximately $9.1 million, partially offset by increased internal research and development related to support of our DFC 300 products and our cost-out program totaling approximately $5.4 million.

Purchased in-process research and development

The $12.2 million in-process research and development (“IPR&D”) charge relates to SOFC technology acquired in the Global transaction. In 1997, Global began developing SOFC technology, which is still in development. The $12.2 million allocated to IPR&D was determined using two established valuation techniques. An average of the cost valuation and market valuation approaches were used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses existed, it was expensed upon acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs.”

The IPR&D acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. The SECA program is a cost-share program totaling approximately $139 million which has three phases. This technology was subsequently sold to our partner in the SECA program, Versa, along with fixed assets in exchange for Versa stock. We currently estimate that it will take approximately five to ten years to complete the development.

Loss from operations

The loss from operations for the year ended October 31, 2005 totaled $70.9 million compared to the loss of $89.6 million recorded in 2004. This decrease of approximately 21 percent is due primarily to the acquisition related charge of purchased in-process research and development in the prior year totaling $12.2 million, lower cost ratios for both research and development contracts and product sales and the disposition of our Canadian operations. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our cost-out initiatives.

Loss from equity investments

Our investment in Versa totaled approximately $12.3 million and $2.0 million as of October 31, 2005 and 2004, respectively. We began accounting for this investment under the equity method of accounting as of November 1, 2004, at which time our ownership had increased from 16 percent to 42 percent. As a result of additional capital contributions by other shareholders during 2005, our ownership interest decreased to 41 percent as of October 31, 2005. Our share of equity losses for the fiscal year ended October 31, 2005, totaled approximately $1.6 million.

Interest and other income, net

Interest and other income, net, increased by $3.1 million when comparing the fiscal year ended October 31, 2005 to the prior year. The increase is due to higher yields on higher investment balances and state research and development tax credits totaling $0.5 million.

Provision for income taxes

We believe, that due to our efforts to commercialize our DFC technology, we will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current year losses and other deferred tax assets. We pay franchise and capital taxes in certain states, which are classified as a component of administrative and selling expenses.

Discontinued operations, net of tax

During the fiscal year ended October 31, 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million and exit costs of approximately $0.4 million. During the fiscal year ended October 31, 2004, we acquired Global and subsequently divested its generator business unit through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. Income, net of taxes, related to the generator business totaled approximately $0.8 million for fiscal 2004.

Comparison of the Years Ended October 31, 2004 and October 31, 2003

Revenues and costs of revenues

The following tables summarize our revenue and cost mix for the years ended October 31, 2004 and 2003, respectively (dollar amounts in thousands):

	Year Ended October 31, 2004		Year Ended October 31, 2003		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Product sales and revenues	$12,636	40%	$16,081	48%	(21%	)
Research and development contracts	18,750	60%	17,709	52%	6%
Total	$31,386	100%	$33,790	100%	(7%	)

	Year Ended October 31, 2004		Year Ended October 31, 2003		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Product sales and revenues	$39,961	59%	$50,391	58%	(21%	)
Research and development contracts	27,290	41%	35,827	42%	(24%	)
Total	$67,251	100%	$86,218	100%	(22%	)

Total revenues for the year ended October 31, 2004 decreased by $2.4 million, or 7 percent, to $31.4 million from $33.8 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:

Product sales and revenues and product costs

Product sales were $12.6 million for the year ended October 31, 2004 compared to $16.0 million in the same period of a year ago. The lower product sales and revenues were due to production scheduling for customer requirements and production on power plants for power purchase agreements where product revenues are not recognized until power is sold to the customer over an extended term. Power plant production was at approximately the same level as the prior year (6 MW). As of October 31, 2004, product sales backlog totaled approximately $26.4 million, compared to $14.4 million as of October 31, 2003. This backlog does not include 1.5 MW of orders for power purchase agreements for Santa Barbara and Sierra Nevada Brewing Co.

Product costs decreased with lower revenue to $40.0 million from $50.4 million. The ratio of costs to revenue increased slightly from approximately 3.1 to approximately 3.2 to 1 over the prior year due to costs totaling approximately $2.0 million associated with the power purchase agreements noted above. This increase was partially offset by lower overall product costs recognized on power plants built in 2004 when compared to the prior year due to progress on our cost-out program.

Research and development contracts

Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts increased 6 percent during the year ended October 31, 2004 to $18.8 million from $17.7 million in same period of the prior year. Revenues have increased on the Vision 21 and SECA contracts with the DOE. These increases were offset by lower revenue from the Clean Coal contract as the installation phase for this two megawatt DFC3000 power plant was completed.

The cost of research and development contract revenue declined by $8.5 million for the year ended October 31, 2004 compared to the prior year due to the mix of cost shared contracts and reduced costs for the Clean Coal contract, PDI program, and King County contract as major tasks were completed on those contracts. The ratio of costs to contract revenues was approximately 1.5 to 1, which decreased from approximately 2.0 to 1 when compared to the same period of the prior year. The primary driver of the improved cost ratio was increased funding for the PDI program during fiscal 2004. Significant cost share contracts in fiscal 2004 included Clean Coal, PDI, Vision 21, King County, Navy Phase II and SECA. We concluded work on the PDI contract during the quarter ended October 31, 2004 and do not expect significant future revenues or costs related to this contract.

Administrative and selling expenses

Excluding costs from our Canadian SOFC operations, administrative and selling expenses increased by $1.1 million or 9 percent, to $13.7 million during the year ended October 31, 2004 compared to $12.6 million in the prior year. Approximately $0.8 million of this increase was due to increased sales and marketing expenses and $0.2 million was due to higher investor relation’s costs related to our increased shareholder base. In addition, we incurred $1.2 million of administrative and selling expenses in our Canadian SOFC operations as a result of our acquisition during the year ended October 31, 2004.

Research and development expenses

Excluding costs from our Canadian SOFC operations, research and development expenses increased to $17.6 million during year ended October 31, 2004 compared to $8.5 million recorded in 2003. The increase is due to continued focus on our “cost-out” program (implemented in fiscal 2003), product documentation and engineering support for products in the field. During fiscal 2004, we expanded our cost-out program by hiring additional engineering employees. Our cost-out program is expected to: reduce material costs, simplify design, improve manufacturing yields, reduce product assembly labor, and reduce production cycle time of our DFC products. In addition, we incurred $9.0 million of research and development expenses in our Canadian SOFC operations as a result of our acquisition during the year ended October 31, 2004.

Purchased in-process research and development

The $12.2 million IPR&D charge relates to SOFC technology acquired in the Global transaction. In 1997, Global began developing SOFC technology, which is still in development. The $12.2 million allocated to IPR&D was determined using two established valuation techniques. An average of the cost valuation and market valuation approaches were used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses existed, it was expensed upon acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”

The IPR&D acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. The SECA program is a cost-share program totaling approximately $139 million in three phases. This technology was subsequently sold to our partner in the SECA program, Versa, along with fixed assets in exchange for stock of Versa, which increased our ownership in Versa to approximately 42 percent at the time of this transaction. We currently estimate that it will take approximately five to ten years to complete the development.

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

Discontinued operations, net of tax

Discontinued operations reflects the net income of $0.8 million of the TEG business segment that was sold on May 28, 2004. Refer also to Note 2 - Discontinued Operations of our consolidated financial statements. The Global TEG business segment was acquired by us in November 2003, thus there are no results from discontinued operations in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $180.0 million of cash, cash equivalents and investments as of October 31, 2005 compared to $152.4 million as of October 31, 2004. Net cash and investments used during the year was $27.6 million, consisting of approximately $1.3 million used for discontinued operations and approximately $26.3 million used in our continuing operations. Cash and investments used during fiscal 2005 also reflect proceeds from the sale of preferred stock of approximately $99.0 million, proceeds from the sale of common stock of approximately $2.0 million and payment of preferred dividends of approximately $4.4 million.

Cash Inflows and Outflows

Cash and cash equivalents as of October 31, 2005 totaled $22.7 million, reflecting a decrease of $23.1 million from the balance reported as of October 31, 2004. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the fiscal year ended October 31, 2005, we used $56.0 million in cash in our operating activities, compared to an operating cash usage of $64.6 million during fiscal 2004. Fiscal 2005 cash used in operating activities consists of a net loss for the period of approximately $68.2 million, offset by non-cash adjustments totaling $10.2 million and a loss from discontinued operations of approximately $1.3 million.  Depreciation and amortization includes depreciation expense totaling $7.8 million and other amortization totaling $0.3 million.

In addition, cash used in working capital totaled approximately $0.8 million including an increase in accounts receivable of approximately $2.5 million on higher fiscal 2005 revenues and lower accounts payable and accrued expenses of approximately $2.5 million due to the timing of inventory payments related to our current production schedule. Working capital cash usage was partially offset by a decrease in inventory of approximately $2.5 million as a result of our current production schedule and an increase in deferred revenue of approximately $2.7 million primarily due to receipt of government grants as power plants under power purchase agreements began operating.

Investing Activities:  During the fiscal period ended October 31, 2005, net cash used by investing activities totaled $63.9 million, compared with approximately $66.1 million generated in fiscal 2004. During fiscal 2004, we acquired and subsequently sold Global Thermoelectric, Inc., which resulted in a net increase to cash in 2004 of $68.9 million. Capital expenditures totaled $14.1 million for the fiscal year ended October 31, 2005. This included approximately $12.1 million for equipment being built for power purchase agreements in our Alliance entities. During fiscal 2005, approximately $382.6 million of investments in U.S. Treasury Securities matured and new treasury purchases were made totaling $432.4 million.

Financing Activities:  During the fiscal period ended October 31, 2005 we closed on a Series B cumulative convertible preferred perpetual preferred stock offering which resulted in net proceeds to us totaling $99.0 million and we also sold common stock which resulted in net proceeds to us totaling $2.0 million, partially offset by preferred dividend payments of $4.4 million. We generated $0.6 million from financing activities through the issuance of stock for option and stock purchase plans and made repayments on long-term debt totaling approximately $0.5 million.  This compares with approximately $2.7 million generated from financing activities in fiscal 2004, primarily from common stock issued for option and stock purchase plans, partially offset by payments for preferred dividends and long-term debt.

Sources and Uses of Cash and Investments

We continue to invest in new product development and bringing our products to market and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from customer contracts, including cash from government research and development contracts, product sales, power purchase agreements and incentive funding. Our future cash requirements depend on numerous factors including future involvement in research and development contracts, implementing our cost reduction efforts and increasing annual order volume.

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

Implementing cost reduction efforts on our fuel cell products

Cost reduction of our products is key to improving our operating results in future periods. We have reduced our product cost from over $20,000/kW with our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 to our current manufactured design cost of approximately $4,300/kW on our MW class product and $4,600/kW for the sub-MW product. Reducing product cost is essential for us to penetrate the market for our fuel cell products. Cost reductions will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and are critical to us attaining profitability.

In 2005 we introduced the DFC1500MA, a four-module version of the DFC1500 unit, which incorporates earlier cost reductions achieved on the DFC300MA. The modular architecture design not only provides cost savings for manufacturing, transportation and installation, but lower operating and maintenance expenses due to improved serviceability. Improved availability is also expected due to multiple, more easily replaceable stack modules. In addition, incorporating a multi-module design for the DFC1500MA introduces more standardization across all product lines. The prototype for the DFC1500MA is expected to be tested in mid-2006 with release for production planned for late-2006.

The sub-MW product represents the majority of our DFC power plants installed or in backlog. In 2005, we continued to identify and implement cost reductions on the DFC300MA with emphasis on reducing material cost through value engineering and reducing labor cost through process improvement.

We continue to target annual cost reductions of 20 to 25 percent per year across all product lines. With the market demand shifting toward multi-MW projects as a result of emerging renewable portfolio standards programs, our focus in 2006 will be predominantly on cost reduction for the 2 MW DFC3000 power plant. With additional value engineering initiatives, we anticipate that we can reduce the cost of DFC3000 power plant to a range between $3,200/kw to $3,500/kW by the end of 2006 based on our current production levels.

Increasing annual order volume

In order to improve operating results and achieve profitability, we will need to increase annual order volume. We believe that increased production volumes will spread fixed costs over more units of production, resulting in a lower per unit cost. Our manufacturing, testing and conditioning facilities have equipment in place to accommodate 50 MW of annual production volume. Our multi-disciplined cost reduction program is expected to significantly reduce our product costs over time.

With our currently achieved and projected annual cost reduction targets, we believe we can reach gross margin break-even on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that Company net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, then we believe that the gross margin and net income break-even volumes can be lower. Our fiscal 2005 production volume was approximately 6 MW, and we plan to increase this to a 9 MW run rate in early 2006.

We anticipate that our existing capital resources, together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of October 31, 2005 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Within 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$3,824	$910	$1,545	$1,284	$85
Term loans (principal and interest)	1,209	423	770	16	--
Purchase commitments(2)	23,107	22,689	418	--	--
Series I Preferred dividends payable (3)	20,072	379	758	1,326	17,609
Series B Preferred dividends payable (4)	22,499	5,294	10,588	6,617	--

Totals	$70,711	$29,695	$14,079	$9,243	$17,694

(1)	Future minimum lease payments on capital and operating leases.
(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at October 31, 2005 were approximately $3.5 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million.

(4)
Dividends on Series B preferred stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion. We have the option of paying the dividends in stock or cash.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at October 31, 2005 is 6.5 percent and the outstanding principal balance on this loan is approximately $1.0 million.

Approximately $0.7 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of October 31, 2005, our research and development sales backlog totaled $15.8 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $8.6 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of October 31, 2005, we had product sales backlog of approximately $20.3 million. We do not expect sales from this backlog to be profitable.

Long-term Service Agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we will provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given the early stage of development could be materially different from actual expenses. As of October 31, 2005, we had a service agreement sales backlog of approximately $6.1 million.

Power Purchase Agreements

Power purchase agreements (PPAs) are a common arrangement in the energy industry, whereby a customer purchases energy per unit delivered from an owner and operator of the power generation equipment. A number of our partners do this with end use customers, such as Marubeni in Japan and PPL in the U.S., where they purchase DFC power plants from us, own and operate the units, and recognize revenue as energy is sold to the end user.

We currently have seeded the market with a number of FuelCell funded PPAs to penetrate key target markets and develop operational and transactional experience. With the added benefit of the investment tax credit and accelerated depreciation in the Energy Policy Act of 2005, we believe this experience may enable us to attract third party financing for existing and future projects, including multi-MW projects. To date, we have funded the development and construction of certain fuel cell power plants sited near customers in California, and own and operate assets through PPA entities that we control along with Alliance Power, Inc.

We have qualified for incentive funding for these projects in California under the states’ Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of October 31, 2005 we had deferred revenue totaling $5.0 million on the consolidated balance sheet related to incentive funding received on PPAs.

Under the terms of our power purchase agreements, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of five to ten years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPA’s as power is produced. As owner of the power plants in these PPA entities, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We believe that the assets, including fuel cell power plants in these PPA entities, are carried at fair value on the consolidated balance sheets based on our estimates of future revenues and expenses. Should actual results differ from our estimates, our results of operations could be negatively impacted. We are not required to produce minimum amounts of power under our PPA agreements and we have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.

As of October 31, 2005 and 2004, we had contracts for power plants under PPAs totaling 4 MW and 1.5 MW, respectively under power purchase agreements ranging from 5 - 10 years.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005 (our fiscal year begins on November 1, 2005). We currently use the Black-Scholes option-pricing model to measure the fair value of stock-based compensation to employees for pro forma disclosures under SFAS No. 123. SFAS No. 123R requires that compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date and the compensation cost shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. We expect the adoption of this standard to have a material impact to our financial statements.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of this accounting standard on November 1, 2005, as required, and there was not a material impact to the Company’s financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at October 31, 2005, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of October 31, 2005, approximately $0.9 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. In addition FuelCell Energy, Ltd. Has 1,000,000 Series 2 non-voting Preferred Shares outstanding. Future dividend and conversion obligations are denominated in Canadian dollars which make them subject to foreign currency exchange risk. Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge Inc. holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at October 31, 2005 were approximately $3.5 million. The functional currency of FuelCell Energy, Ltd. Is the U.S. dollar.

We recognized approximately $16 thousand in foreign currency losses and $0.5 million in foreign currency gains during the fiscal periods ended October 31, 2005 and 2004, respectively. This has been recorded as a component of ‘Interest and other income’ on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
FuelCell Energy, Inc:

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FuelCell Energy, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 17, 2006 expressed an unqualified opinion of management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Hartford, Connecticut
January 17, 2006

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	October 31, 2005	October 31, 2004
ASSETS
Current assets :
Cash and cash equivalents	$22,702	$45,759
Investments: U.S. treasury securities	113,330	106,636
Accounts receivable, net of allowance for doubtful accounts of $104 and $79, respectively	10,062	7,599
Inventories, net	12,141	14,619
Other current assets	3,659	4,253
Total current assets	161,894	178,866

Property, plant and equipment, net	46,705	42,254
Investments: U.S. treasury securities	43,928	--
Assets held for sale	--	12,344
Equity investments	12,473	2,125
Other assets, net	520	921
Total assets	$265,520	$236,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$503	$539
Accounts payable	6,221	9,526
Accrued liabilities	7,018	5,255
Deferred license fee income	38	37
Deferred revenue	9,366	6,713
Total current liabilities	23,146	22,070

Long-term debt and other liabilities	904	1,476
Total liabilities	24,050	23,546

Shareholders’ equity
Preferred stock ($0.01 par value, liquidation preference of $105,875); 200,000 shares authorized at October 31, 2005 and October 31, 2004: Series B Convertible Preferred Stock; 105,875 shares issued and outstanding at October 31, 2005 and -0- at October 31, 2004	1	--
Common stock ($.0001 par value); 150,000,000 shares authorized at October 31, 2005 and October 31, 2004; 48,497,088 and 48,132,694 shares issued and outstanding at October 31, 2005 and October 31, 2004, respectively.	5	5
Preferred shares of subsidiary	11,517	10,259
Additional paid-in capital	520,286	424,621
Accumulated deficit	(290,339)	(221,921)
Treasury stock, Common, at cost (4,279 shares in 2005 and -0- shares in 2004)	(44)	--
Deferred compensation	44	--
Total shareholders’ equity	241,470	212,964
Total liabilities and shareholders’ equity	$265,520	$236,510

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
For the years ended October 31, 2005, 2004, and 2003
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2005	2004	2003
Revenues:
Product sales and revenues	$17,398	$12,636	$16,081
Research and development contracts	12,972	18,750	17,709
Total revenues	30,370	31,386	33,790

Costs and expenses:
Cost of product sales and revenues	52,067	39,961	50,391
Cost of research and development contracts	13,183	27,290	35,827
Administrative and selling expenses	14,154	14,901	12,631
Research and development expenses	21,840	26,677	8,509
Purchased in-process research and development	--	12,200	--
Total costs and expenses	101,244	121,029	107,358

Loss from operations	(70,874)	(89,643)	(73,568)

License fee income, net	70	19	270
Interest expense	(103)	(137)	(128)
Loss from equity investments	(1,553)	--	--
Interest and other income, net	5,526	2,472	6,012

Loss before provision for income taxes	(66,934)	(87,289)	(67,414)

Provision for income taxes	--	--	--

Loss from continuing operations	(66,934)	(87,289)	(67,414)

Discontinued operations, net of tax	(1,252)	846	--

Net loss	(68,186)	(86,443)	(67,414)

Preferred stock dividends	(6,077)	(964)	--

Net loss to common shareholders	$(74,263)	$(87,407)	$(67,414)

Loss per share basic and diluted:

Continuing operations	$(1.51)	(1.84)	$(1.71)
Discontinued operations	(0.03)	0.01	--
Net loss to common shareholders	$(1.54)	$(1.83)	$(1.71)

Basic and diluted weighted average shares outstanding	48,261,387	47,875,342	39,342,345

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended October 31, 2005, 2004, and 2003
(Dollars in thousands, except share and per share amounts)

	Shares Of Common Stock	Shares of Preferred Stock	Common Stock	Series B Preferred Stock	Preferred Shares of Subsidiary	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Deferred Compens- ation	Total Shareholders’ Equity
Balance at October 31, 2002	39,228,828	--	$4	$--	$--	$39,762	$(68,064)	$--	$--	$271,702
Issuance of common stock under benefit plans	33,620	--	--	--	--	171	--	--	--	171
Stock options exercised	165,068	--	--	--	--	666	--	--	--	666
Common stock retired for non-cash exercise of options	(4,383)	--	--	--	--	(40)	--	--	--	(40)
Net loss	--	--	--	--	--	--	(67,414)	--	--	(67,414)
Balance at October 31, 2003	39,423,133	--	4	--	--	340,559	(135,478)	--	--	205,085
Issuance of common stock and assumption of stock options related to acquisition, net	8,159,657	--	1	--	--	81,811	--	--	--	81,812
Assumption of preferred stock related to acquisition, at fair value	--	--	--	--	9,100	--	--	--	--	9,100
Accretion of fair value discount of preferred stock	--	--	--	--	1,159	(1,159)	--	--	--	--
FuelCell Energy, Inc. warrants earned	--	--	--	--	--	534	--	--	--	534
Preferred dividends - Series I	--	--	--	--	--	(378)	--	--	--	(378)
Issuance of common stock under benefit plans	34,106	--	--	--	--	279	--	--	--	279
Stock options exercised	515,798	--	--	--	--	2,975	--	--	--	2,975
Net loss	--	--	--	--	--	--	(86,443)	--	--	(86,443)
Balance at October 31, 2004	48,132,694	--	5	--	10,259	424,621	(221,921)	--	--	212,964

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Shareholders’ Equity (continued)
For the years ended October 31, 2005, 2004, and 2003
(Dollars in thousands, except share and per share amounts)

	Shares Of Common Stock	Shares of Preferred Stock	Common Stock	Series B Preferred Stock	Preferred Shares of Subsidiary	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Deferred Compens- ation	Total Shareholders’ Equity
Sale of common stock	185,200	--	--	--	--	1,959	--	--	--	1,959
Sale of Series B preferred stock	--	105,875	--	1	--	98,989	--	--	--	98,990
Accretion of fair value discount of preferred stock	--	--	--	--	1,258	(1,258)	--	--	--	--
Preferred dividends - Series I	--	--	--	--	--	(379)	--	--	--	(379)
Preferred dividends - Series B	--	--	--	--	--	(5,004)	--	--	--	(5,004)
Equity method losses in Versa Power Systems, Inc.	--	--	--	--	--	--	(232)	--	--	(232)
Increase in additional paid-in-capital for stock and options issued under benefit plans	183,473	--	--	--	--	1,358	--	--	--	1,358
Deferred compensation	(4,279)	--	--	--	--	--	--	(44)	44	--
Net loss	--	--	--	--	--	--	(68,186)	--	--	(68,186)
Balance at October 31, 2005	48,497,088	105,875	$5	$1	$11,517	$520,286	$(290,339)	$(44)	$44	$241,470

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
For the years ended October 31, 2005, 2004, and 2003
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(68,186)	$(86,443)	$(67,414)
Adjustments to reconcile net loss to
net cash used in operating activities, net of effects of acquisitions:
(Income) loss from discontinued operations	1,252	(846)	--
Asset impairment	994	--	--
Stock-based compensation	236	--	--
Loss in equity investments	1,553	--	--
Depreciation and amortization	8,119	7,918	5,852
Amortization (accretion) of bond premium (discount)	(809)	501	551
Purchased in-process research and development	--	12,200	--
Provision for doubtful accounts	71	(32)	(25)
(Increase) decrease in operating assets:
Accounts receivable	(2,534)	(2,619)	5,515
Inventories	2,480	1,333	(1,974)
Other assets	725	2,436	(1,824)
Increase (decrease) in operating liabilities:
Accounts payable	(3,305)	1,388	1,955
Accrued liabilities	777	(2,762)	(2,403)
Deferred revenue	2,653	2,315	932
Net cash used in operating activities	(55,974)	(64,611)	(58,835)

Cash flows from investing activities:
Capital expenditures	(14,072)	(7,921)	(6,630)
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transaction cost	--	53,004	--
Sale of Global Thermoelectric, Inc., net of transaction costs	--	15,913	--
Treasury notes matured	382,608	101,546	155,659
Treasury notes purchased	(432,424)	(96,433)	(150,680)
Investment in Versa Power Systems	--	--	(1,500)
Net cash (used in) provided by investing activities	(63,888)	66,109	(3,151)

Cash flows from financing activities:
Repayment on long-term debt	(456)	(160)	(306)
Net proceeds from sale of common stock	1,992	--	--
Net proceeds from sale of preferred stock	99,007	--	--
Payment of preferred dividends	(4,354)	(378)	--
Common stock issued for option and stock purchase plans	616	3,240	797
Net cash provided by financing activities	96,805	2,702	491

Net cash provided by discontinued operations	--	559	--

Net (decrease) increase in cash and cash equivalents	(23,057)	4,759	(61,495)

Cash and cash equivalents-beginning of year	45,759	41,000	102,495
Cash and cash equivalents-end of year	$22,702	$45,759	$41,000

See accompanying notes to the consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. is engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell (“DFC”) power plants produce reliable, secure and environmentally friendly base load electricity for commercial and industrial, government and other customers. We are currently in the process of commercializing our DFC carbonate technology and are beginning the development of planar solid oxide fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our cost-out and commercialization initiatives.

The consolidated financial statements include our accounts and those of our subsidiaries, including FuelCell Energy, Ltd. Intercompany accounts and transactions have been eliminated. Alliance Monterrey, LLC, Alliance Chico, LLC, Alliance Star Energy, LLC and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements with the City of Santa Barbara, the Sierra Nevada Brewery Co, the Sheraton San Diego Hotel and Marina and TST Inc. The financial results of the joint ventures are consolidated with those of FuelCell, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements.

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
For the years ended October 31, 2005, 2004, and 2003
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

Revenue Recognition

Our revenue is primarily generated from customers located throughout the United States, Europe and Asia and from agencies of the U.S. government. We generally require a down payment with the acceptance of a purchase order from a customer.

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

While government research and development contracts may extend for many years, oftentimes funding is provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2005, research and development sales backlog totaled $15.8 million, of which 74 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Product sales and revenues include revenues from product sales, service contracts, revenue from the sale of electricity under power purchase agreements and grant revenue. Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contacts are recognized ratably over the contract term while costs are expensed as incurred. Revenues from the sale of electricity are recognized as electricity is generated and provided to the customer. Incentive funding revenue is recognized ratably over the term of the power purchase agreement.

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

License Fee Income / Expense Recognition

License fee income arises from an agreement with MTU CFC Solutions GmbH (“MTU CFC”), our European partner, in which we granted MTU CFC an exclusive license to use our Direct FuelCell patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of others and us, in each case for a royalty. Amounts received are deferred and recognized ratably over the term of the agreement. We recognized approximately $0.3 million of license fee income during each of the fiscal years ended October 31, 2005, 2004, and 2003.

License fee expense arises from royalty agreements with MTU CFC, pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. We have accrued approximately $0.2 million of royalty expense under these agreements in fiscal 2005 (which was off-set against royalty income on the consolidated statements of operations).

Deferred Revenue

We bill customers based upon certain milestones being reached. These billings are deferred and recognized as revenue based upon the Revenue Recognition policy summarized above.

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
For the years ended October 31, 2005, 2004, and 2003
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

Comprehensive Income (Loss)

Comprehensive income (loss) is the increase or decrease in equity from sources other than owners. Our comprehensive loss equals net loss as reported on our consolidated statement of operations totaling $68.2 million, $86.4 million and $67.4 million for the years ended October 31, 2005, 2004 and 2003, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees’ stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the pro forma disclosure provisions of SFAS No. 123. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair value of the stock on the date the option is granted. The following table illustrates the effect on net loss and net loss per basic and diluted share as if we had applied the fair value method to our stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Years ended October 31,
	2005	2004	2003
Net loss to common shareholders, as reported	$(74,263)	$(87,407)	$(67,414)
Add: Stock-based employee compensation expense included in reported net loss	169	--	--
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(7,425)	(9,690)	(8,911)
Pro forma net income	$(81,519)	$(97,097)	$(76,325)

Loss per basic and diluted common share to common shareholders, as reported	$(1.54)	$(1.83)	$(1.71)
Pro forma loss per basic and diluted common share to common shareholders	$(1.69)	$(2.03)	$(1.94)

Foreign Currency Translation

Our Canadian operations are considered financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. Monetary items are translated at period end exchange rates; non-monetary items are translated at historical exchange rates; revenue and expense items are translated at average rates of exchange prevailing during the period; and depreciation and amortization are translated at the same exchange rate as the assets to which they relate. Monetary items consist primarily of current assets and current liabilities, such as cash, cash equivalents and investments and accounts payable, which are denominated in non-U.S. currencies. We recognized approximately $16 thousand in foreign currency losses during fiscal year ended October 31, 2005 and $0.5 million in foreign currency gains during the year ended October 31, 2004. These amounts have been classified in interest and other income on our consolidated statement of operations. No foreign currency gain or loss was recognized in fiscal 2003.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005 (our fiscal year begins on November 1, 2005). We currently use the Black-Scholes option-pricing model to measure the fair value of stock-based compensation to employees for pro forma disclosures under SFAS No. 123. SFAS No. 123R requires that compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date and the compensation cost shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. We expect the adoption of this standard to have a material impact to our financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of this accounting standard on November 1, 2005, as required, and there was not a material impact to the Company’s financial statements.

Note 2.    Discontinued Operations and Sale of Solid Oxide Fuel Cell Assets

During fiscal 2004, we acquired, Global Thermoelectric Inc. (“Global”) and subsequently divested its business units through the sale of Global on May 28, 2004 and the combination of our Canadian solid oxide fuel cell (“SOFC”) operations with Versa Power Systems, Ltd., which was agreed to in October 2004 and closed in November 2004.

Sale of Global Thermoelectric Inc.

On May 28, 2004, we completed the sale of Global, and its thermoelectric generator (“TEG”) product line, for proceeds of approximately U.S. $15.9 million. Our SOFC technology development group, including intellectual property, employees, and manufacturing, research and development facilities, was consolidated into a new Canadian subsidiary, FuelCell Energy, Ltd. (formerly FCE Canada Inc.). Assets and liabilities relating to the SOFC business and the majority of Global’s cash was transferred to FuelCell Energy, Ltd. and FuelCell Energy, Inc. prior to the sale. In addition, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares issued by FuelCell Energy, Ltd.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

The following assets and liabilities of Global were divested:

Assets
Cash	$731
Accounts receivable, net	3,245
Inventories, net	3,836
Other assets	156
Intangible assets	1,733
Property, plant and equipment, net	1,573
Goodwill	10,457
Total assets sold	$21,731

Liabilities
Accounts payable	$536
Accrued liabilities	3,225
Long-term debt and other liabilities	417
Total liabilities sold	$4,178

The following table represents the results of this discontinued operation, net of related income taxes:

	Year Ended October 31, 2005(1)	Year Ended October 31, 2004
Product sales and revenues	$--	$13,079
Cost of product sales	--	9,853
Asset impairments and facility exit costs	1,252	--
Operating expenses	--	2,217
Operating income (loss)	(1,252)	1,009
Provision (benefit) for income taxes	--	163
Discontinued operations, net of tax	$(1,252)	$846
________
(1)
During fiscal 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities, which resulted in a total loss from discontinued operations of approximately $1.3 million.

We acquired Global on November 3, 2003 and therefore there were no discontinued operations in fiscal 2003.

Sale of Solid Oxide Fuel Cell Assets

On November 1, 2004, we transferred substantially all of our Canadian SOFC assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa Power Systems, Ltd, a wholly owned subsidiary of Versa Power Systems, Inc. (“Versa”). In exchange, we received 5,714 shares of Versa common stock, increasing our ownership position in Versa to 7,714 shares, which represented a 42 percent ownership interest. No cash was exchanged in the transaction. The consideration received by us in the transaction was determined based upon arms-length negotiations of the parties. As of October 31, 2005, our ownership interest was 41% due to additional capital contributions received by Versa from other owners during 2005.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Assets sold to Versa totaled approximately $12.3 million and are classified as held for sale on the consolidated balance sheet as of October 31, 2004.

The following assets of the SOFC operation were divested:

Assets
Property, plant and equipment, net	$7,429
Goodwill	4,816
Other assets	39
Total assets sold	$12,284

Long term debt sold	$152

As defined by Emerging Issues Task Force (“EITF”) Issue 03-13, we will have an ongoing significant involvement in SOFC operations given our 41 percent ownership interest. Therefore, the fiscal 2004 results of the Canadian operation have been reported as continuing operations in the consolidated statements of operations and cash flows. We account for our ownership in Versa under the equity method of accounting.

Note 3. Business Combinations

Summary

In November 2003, we acquired Global, a leading developer of SOFC technology, headquartered in Calgary, Canada. Global was comprised of two divisions:

•    Manufacture and sale of thermoelectric generators.
•    Research and development of solid oxide fuel cells.

This purpose of this acquisition was to strengthen our capabilities for the U.S. Department of Energy’s (“DOE”’s) Solid State Energy Conversion Alliance (“SECA”) program, which is funding the research and development of small scale SOFC technology. The acquisition also improved our financial position as Global had a cash and investment balance totaling approximately $55.7 million and property, plant and equipment in the SOFC division valued at approximately $11.2 million.

In May 2004, we sold Global and the TEG product line. We retained the SOFC technology development group including intellectual property, employees, and manufacturing, research and development facilities. On November 1, 2004, we transferred substantially all of our Canadian SOFC assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa.

Acquisition of Global Thermoelectric Inc.

On November 3, 2003, we completed our acquisition of Global, a leading developer of SOFC technology, headquartered in Calgary, Canada. We believe this acquisition strengthens our capabilities for the U.S. DOE’s SECA program.

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
For the years ended October 31, 2005, 2004, and 2003
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

The measurement date was determined in accordance with EITF Issue No. 99-12 - “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. EITF 99-12 states that the measurement date is the date at “which the number of acquirer shares and the amount of consideration become fixed and determinable without subsequent revision.” In this transaction, the measurement date on which the shares to be issued became fixed and determinable was September 11, 2003 and the common stock valuation price was $9.91. Given this valuation price and according to the terms of the combination agreement, the exchange ratio was 0.279.

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
_______
(1)
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
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

The $12.2 million allocated to in-process research and development (“IPR&D”) was determined using two established valuation techniques. The cost approach valuation method was used because the SOFC technology is early in its development cycle and reliable forecasts of future benefit do not exist. The market approach method was used to estimate the implied value of the SOFC technology by estimating the fair value of the generator product line, adding net cash assumed in the acquisition, and then subtracting this total amount from the cash and stock consideration paid. An average of these two valuation techniques was used to determine the IPR&D amount. The amounts estimated in this valuation were calculated using a risk-adjusted discount rate of 30 percent. As the acquired technology has not yet reached technological feasibility and no alternative future uses exist, it was expensed upon acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”

The IPR&D acquired was related to one project, the development of a solid oxide fuel cell. Prior to the transaction date, Global spent approximately five years developing this technology. In 2003, we received notice of an award to participate in the DOE’s ten-year SECA program to develop low cost solid oxide fuel cells for residential, commercial, and light industrial applications. The SECA program is a cost-share program totaling approximately $139 million to be conducted over three phases. We currently estimate that it will take between five and ten years to complete the development.

Proforma information

Proforma information has not been provided as the businesses acquired were subsequently sold during fiscal 2004.

Note 4. Investments

Our short and long term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at October 31, 2005 and 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (losses)	Fair Value
At October 31, 2005
U.S. government obligations	$157,258	$--	$(606)	$156,652

At October 31, 2004
U.S. government obligations	$106,636	$--	$(190)	$106,446

Reported as:

	2005	2004
Short-term investments	$113,330	$106,636

Long-term investments	43,928	--
Total	$157,258	$106,636

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

As of October 31, 2005, short-term investment securities have maturity dates ranging from November 3, 2005 to October 31, 2006, and estimated yields ranging from 2.6 percent to 4.0 percent. Long-term investment securities have maturity dates ranging from November 15, 2006 to September 30, 2007, and estimated yields ranging from 3.4 percent to 4.1 percent. Our weighted average yield on our short and long-term investments was 3.5% as of October 31, 2005.

Note 5. Inventories

The components of inventory at October 31, 2005 and October 31, 2004 consisted of the following:

	2005	2004

Raw materials	$4,772	$1,663
Work-in-process	7,369	12,956
Total	$12,141	$14,619

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $7.8 million and $12.4 million at October 31, 2005 and 2004, respectively.

Note 6. Accounts Receivable

Accounts receivable at October 31, 2005 and 2004 consisted of the following:

	2005	2004

U.S. Government:
Amount billed	$302	$850
Unbilled recoverable costs	1,234	1,804
Retainage	10	44
	1,546	2,698
Commercial Customers:
Amount billed	4,178	1,368
Unbilled recoverable costs	4,338	3,533
	8,516	4,901
	$10,062	$7,599

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Property, Plant and Equipment

Property, plant and equipment at October 31, 2005 and 2004 consisted of the following:

	2005	2004	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,012	6,824	10-30 years
Machinery, equipment and software	49,435	48,576	3-8 years
Furniture and fixtures	2,320	2,217	6-10 years
Assets available for lease(1)	2,063	2,063	3 years
Power plants for use under power purchase agreements	15,331	--	10 years

Construction in progress(2)	2,764	6,645
	78,449	66,849
Less, accumulated depreciation and amortization	(31,744)	(24,595)
Total	$46,705	$42,254
__________
(1)
Assets available for lease are two DFC 300 power plants which the company has designated available for lease. One of these assets is currently under lease to a customer and another is on loan to a government test facility.

(2)
Included in construction in progress are costs of approximately $1.5 million and $4.7 million at October 31, 2005 and 2004, respectively, to build power plants, which will service power purchase agreement contracts. These plants are being constructed by joint ventures, which the Company is an 80 percent owner and, as a result, consolidated on our financial statements.

Depreciation expense was $7.8 million, $6.5 million and $5.5 million for the years ended October 31, 2005, 2004 and 2003, respectively.

Note 8. Other Assets

The components of other current assets at October 31, 2005 and October 31, 2004 consisted of the following:

	2005	2004
Advance payments to vendors (1)	$591	$2,256
Tax credit receivable (2)	--	456
Interest receivable	1,483	608
Prepaid expenses and other	1,585	933
Total	$3,659	$4,253
________
(1)
Advance payments to vendors related to inventory purchases. We provide for a lower of cost or market adjustment against these advance payments. This adjustment totaled approximately $0.2 million and $1.1 million at October 31, 2005 and 2004, respectively.

(2)	State research and development tax credits receivable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Other long-term assets at October 31, 2005 and 2004 consisted of the following:

	2005	2004
Power plant license (1)	$241	$531
Deposits and other	279	390
Total	$520	$921
________
(1)  The power plant license is being amortized over 10 years on a straight-line basis.

Note 9. Equity investments

Our investment in Versa totaled approximately $12.3 million and $2.0 million as of October 31, 2005 and as of October 31, 2004, respectively. We began accounting for this investment under the equity method as of November 1, 2004, at which time our ownership increased from 16 percent to 42 percent. As of October 31, 2005, our ownership interest was 41% due to additional capital contributions received by Versa from other owners and our equity in the net assets of Versa totaled approximately $4.3 million.

With the change from the cost to the equity method of accounting, we recorded an adjustment of $0.2 million to accumulated deficit to account for our share of the historical losses in this entity assuming we had always been under the equity method. Our share of equity losses for the fiscal year ended October 31, 2005 totaled approximately $1.6 million.

We also have a 25 percent ownership interest in Xiamen Technology Co. Ltd., valued at approximately $0.1 million, which is accounted for under the equity method.

Note 10. Accrued Liabilities

Accrued liabilities at October 31, 2005 and 2004 consisted of the following:

	2005	2004

Accrued payroll and employee benefits	$3,370	$3,004
Accrued contract and operating costs	2,945	913
Accrued severance related costs	203	808
Accrued taxes and other	500	530
Total	$7,018	$5,255

Note 11. Debt

At October 31, 2005 and 2004, debt consisted of the following:

	2005	2004

Notes payable	$1,104	$1,388

Less - current portion	(364)	(345)
Long-term debt	$740	$1,043

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rates at October 31, 2005 and October 31, 2004 were 6.5 percent and 7.2 percent, respectively.

Aggregate annual principal payments under the loan agreements for the years subsequent to October 31, 2005 are as follows:

2006	$364
2007	386
2008	339
2009	15
$1,104

Note 12. Shareholders’ Equity

Options and Stock Purchase Plan

At October 31, 2005, 6,878,822 shares of common stock have been reserved for issuance pursuant to our equity incentive plans and our Section 423 Stock Purchase Plan. Refer to Note - 14 for additional disclosure related to these plans.

Common Stock Offering

During August and September 2005, we sold 185,200 shares of our common stock. Total net proceeds to us from the sale of these securities was approximately $2.0 million.

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

Ranking

Shares of our Series B preferred stock rank with respect to dividend rights and rights upon liquidation, winding up or dissolution:

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

•	senior to shares of our common stock;
•	junior to our debt obligations; and
•	effectively junior to our subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

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
For the years ended October 31, 2005, 2004, and 2003
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
________
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

Quarterly dividends of Cdn.$312,500 accrue on the Preferred Shares (subject to possible reduction pursuant to the terms of the Preferred Shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge Inc. (“Enbridge”), the holder of the Preferred Shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly (9.8% annually), until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. Cumulative unpaid dividends and interest at October 31, 2005 were approximately $3.5 million. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. During the year ended October 31, 2005, we paid cash dividends totaling Cdn. $500,000 to Enbridge.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
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

As of the November 3, 2003 acquisition date of Global, the fair value of the Preferred Shares was determined to be $9.1 million. The fair value of the Preferred Shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of October 31, 2005, this was valued at $11.5 million.

Warrants

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corp. (“Marubeni”) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of these warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. As of October 31, 2005, 400,000 of these warrants with exercise prices of $13.38 had expired. The exercise prices of the remaining warrants range from $16.05 to $18.73 per share and the warrants will expire between April 2006 and April 2007, if not exercised sooner. As of October 31, 2005, all of the warrants issued to Marubeni remained unvested.

On July 7, 2005, we issued warrants to purchase up to an aggregate of 1,000,000 shares of our common stock to Enbridge in conjunction with an amended distribution agreement. All previously issued warrants to Enbridge were cancelled. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. The exercise prices of the warrants range from $9.89 to $11.87 per share and the expiration dates range from June 30, 2007 to June 30, 2010. As of October 31, 2005, all of the warrants issued to Enbridge remained unvested.

Investments by Strategic Partners

Three of our key business partners are shareholders of FuelCell Energy; MTU Friedrichshafen GmbH, PPL Energy Plus LLC (“PPL”) and Marubeni. These business partners have less than a 10 percent ownership interest in the Company and do not exercise management control over the business.

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
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents net revenues by country:

	Years ended October 31,
Revenues:	2005	2004	2003
United States	$22,178	$23,355	$25,060
Germany	2,648	1,605	3,935
Japan	5,544	6,426	4,795
Total	$30,370	$31,386	$33,790

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total net revenues during the three years ended October 31, 2005 are as follows:

	Years ended October 31,
	2005	2004	2003
U.S. Government (1)	40%	60%	52%
MTU CFC	* %	* %	12%
County of Alameda, CA	10%	* %	* %
Marubeni	18%	20%	14%
____________
*	Less than 10 percent of total revenues in period.
(1)	Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 14. Benefit Plans

Employee Savings Plans

The Capital Accumulation Plan (the “Plan”) for employees of FuelCell Energy, Inc. was established by us on January 19, 1987 and was last amended in June 2004. A three-member committee administers the Plan. The Plan is a 401(k) plan covering our full time employees who have completed and provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. We provide matching contributions equal to the employee’s deferred compensation, up to a maximum of 6 percent of the employee’s annual compensation. Participants are required to contribute a minimum of 3 percent in order to be eligible to participate and receive a Company match. Company contributions begin vesting after one year and are fully vested after five years. Under the Plan, there is no option available to the employee to receive or purchase our common stock. Under this plan, we charged to expense $1.2 million during the fiscal year ended October 31, 2005 and $1.1 million during each of the fiscal years ended October 31, 2004 and 2003.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

The FuelCell Energy, Inc. Money Purchase Plan, a defined contribution plan, was established on May 10, 1976 and was terminated and merged into the Capital Accumulation Plan effective February 1, 2003. All participant balances were transferred to the Capital Accumulation Plan. The Money Purchase Plan covered our full-time employees who completed one year of service. We charged $0.2 million under this plan to expense during the fiscal year ended October 31, 2003.

Equity Incentive Plans

The Board adopted the 1988 and 1998 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 10,206,000 shares of common stock may be granted as options or stock to our officers, key employees and directors. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at October 31, 2005 and 2004. Costs for fixed awards with pro-rata vesting are recognized on a straight-line basis.

The following table summarizes the Plans’ stock option activity for the years ended October 31, 2005, 2004 and 2003:

	Number of options	Weighted average option price
Outstanding at October 31, 2002	5,133,586	$10.57
Granted	655,000	6.00
Exercised	(165,068)	4.86
Cancelled	(289,252)	15.69

Outstanding at October 31, 2003	5,334,266	9.94
Granted and assumed in acquisitions	955,846	13.52
Exercised	(515,798)	5.72
Cancelled	(420,523)	12.22

Outstanding at October 31, 2004	5,353,791	10.78
Granted	884,745	8.93
Exercised	(74,624)	4.72
Cancelled	(353,826)	13.62

Outstanding at October 31, 2005	5,810,086	$10.27

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at October 31, 2005:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.28	-	$5.10	1,713,598	2.1	1.7	1,712,598	1.7
$5.11	-	$9.92	1,462,263	7.9	7.6	449,888	6.5
$9.93	-	$14.74	1,400,857	6.8	13.3	805,877	13.4
$14.75	-	$19.56	670,368	2.9	17.6	627,243	17.7
$19.57	-	$24.39	279,000	5.5	23.0	279,000	23.0
$24.40	-	$29.21	28,000	5.1	26.1	28,000	26.1
$29.22	-	$34.03	192,000	4.9	29.9	192,000	29.9
$34.04	-	$48.49	64,000	4.9	38.5	64,000	38.5
			5,810,086	5.0	10.3	4,158,606	10.3

In 2005, we issued 5,826 shares of common stock to directors as compensation (in lieu of cash) under the 1998 equity incentive plan. No shares of common stock were issued to directors under this plan for the years ended October 31, 2004 or 2003.

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the “ESPP”) on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of October 31, 2005, there were 396,171 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits. As of October 31, 2005, we had 107 employees enrolled and participating in the ESPP.

Plan activity for the years ended October 31, 2005, 2004 and 2003, was as follows:

Number of Shares
Balance at October 31, 2002	499,464
Issued @ $4.905	(13,855)
Issued @ $5.20	(19,765)

Balance at October 31, 2003	465,844
Issued @ $5.338	(22,560)
Issued @ $13.77	(11,546)

Balance at October 31, 2004	431,738
Issued @ $10.48	(15,593)
Issued @ $6.80	(19,974)

Balance at October 31, 2005	396,171

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

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

	2005	2004	2003

Employee Stock Options:
Expected life (in years)	6.3	7.3	8.2
Risk-free interest rate	4.0%	4.1%	4.13%
Volatility	73.0%	66.7%	66.8%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan Shares:
Expected life (in years)	.5	.5	.5
Risk-free interest rate	3.64%	1.26%	1.26%
Volatility	66.9%	64.3%	69.0%
Dividend yield	0%	0%	0%

The following is a summary of weighted average grant date option values generated by application of the Black-Scholes model:

	2005	2004	2003

Employee Stock Option Plan	$6.10	$8.94	$4.20
Employee Stock Purchase Plan	$4.24	$3.47	$1.68

Incentive Compensation

The Company will, from time-to-time, issue stock to employees as incentive compensation. In 2005, we issued 67,456 shares as incentive compensation (in lieu of cash). No such shares were issued for the years ended October 31, 2004 or 2003.

Note 15. Income Taxes

The components of (loss) income from continuing operations before income taxes for the fiscal years ended October 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

United States	$(67,017)	$(65,740)	$(67,414)
Foreign	83	(21,549)	--
Loss from continuing operations before income taxes	$(66,934)	$(87,289)	$(67,414)

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

There was no current or deferred federal income tax expense (benefit) for the years ended October 31, 2005, 2004 and 2003. Franchise tax expense, which is included in administrative and selling expenses, was $0.4 million, $0.5 million and $0.3 million for the years ended October 31, 2005, 2004 and 2003, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2005, 2004 and 2003 was as follows:

	2005		2004		2003

Statutory federal income tax rate	(34.0%	)	(34.0%	)	(34.0%	)
Nondeductible expenditures	--		--		--
Other, net	--		--		--
Valuation Allowance	34.0%		34.0%		34.0%

Effective income tax rate	0.0%		0.0%		0.0%

Our federal and state deferred tax assets and liabilities consisted of the following at October 31, 2005, 2004, and 2003:

	2005	2004	2003
Deferred tax assets:
Compensation and benefit accruals	$1,153	$799	$895
Bad debt and other reserves	510	297	371
Capital loss and tax credit carryforwards	102	102	102
Net Operating Loss	92,166	64,357	50,926
Inventory reserve	4,114	5,285	4,202

Gross deferred tax assets	98,045	70,840	56,496
Valuation allowance	(94,874)	(67,871)	(54,010)
Deferred tax assets after valuation allowance	3,171	2,969	2,486
Deferred tax liability:
Accumulated depreciation	(3,171)	(2,969)	(2,486)

Gross deferred tax liability	(3,171)	(2,969)	(2,486)

Net deferred tax assets (state and federal)	$--	$--	$--

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a full valuation allowance against our net deferred tax assets. Approximately $4.5 million of the valuation allowance will reduce additional paid in capital upon subsequent recognition of any related tax benefits.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

At October 31, 2005, we had available, for federal and state income tax purposes, net operating loss carryforwards of approximately $239.6 million and $213.9 million, respectively. The Federal net operating loss carryforwards expire in varying amounts from 2020 through 2025 while state net operating loss carryforwards expire in varying amounts from 2006 through 2025.

Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2004 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have determined that there has been no ownership change as of the end of our 2004 fiscal year under Section 382. Management will review during 2006 whether or not an ownership change has occurred in 2005 that would effect future utilization of our net operating losses.

Note 16. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	2005	2004	2003
Weighted average basic common shares	48,261,387	47,875,342	39,342,345
Effect of dilutive securities(1)	--	--	--
Weighted average basic common shares adjusted for diluted calculations	48,261,387	47,875,342	39,342,345
________
(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at October 31, 2005, 2004 and 2003 totaled 2,799,861, 3,645,036 and 4,063,398, respectively. Future potentially dilutive stock options that were not in-the-money at October 31, 2005, 2004 and 2003 totaled 3,010,225, 1,708,755 and 1,270,868. We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

Note 17. Commitments and Contingencies

Lease agreements

We lease certain computer and office equipment, the Torrington, CT manufacturing facility and additional manufacturing space in Danbury, CT, under operating leases expiring on various dates through 2011. Rent expense was $1.2 million, $1.5 million and $1.3 million for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

Aggregate minimum annual payments under the lease agreements for the years subsequent to October 31, 2005 are as follows:

2006	$910
2007	769
2008	776
2009	772
2010	512
Thereafter	85
$3,824

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Service and warranty agreements

Once a fuel cell is installed at a customer site, the Company generally provides a warranty period on certain components. As we have limited operating experience these costs are expensed as incurred. In addition, certain customers have agreed to extended service agreements whereby they will contract with us to provide routine maintenance, minimum operating levels and warranty on certain parts.

Power purchase agreements

Under the terms of our power purchase agreements, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of five to ten years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPA’s as power is produced. As owner of the power plants in these PPA entities, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We believe that the assets, including fuel cell power plants in these PPA entities, are carried at fair value on the consolidated balance sheets based on our estimates of future revenues and expenses. Should actual results differ from our estimates, our results of operations could be negatively impacted. We are not required to produce minimum amounts of power under our PPA agreements and we have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.

Royalty agreements

We have royalty agreements with MTU CFC, pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. We have accrued approximately $0.4 million of royalty expense under these agreements. Through October 31, 2005, we have not paid any royalties. In connection with certain contracts and grants from the DOE, we have agreed to pay the DOE 10 percent of the annual license income received from MTU CFC, up to $0.5 million in total. Through October 31, 2005, we have paid the DOE a total of $0.4 million.

Legal proceedings

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the United States District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleges that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells have failed to perform as represented and warranted. Zoot is seeking rescission of the contract with PPL, totaling approximately $2.5 million. Zoot may also be seeking damages for breach of contract and under tort arising out of the alleged misrepresentation. The Company intends to vigorously defend the action. The Company is unable to predict at this time the ultimate outcome of this lawsuit and therefore no loss contingency has been included in the consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

 Note 18. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Year Ended October 31,
	2005	2004	2003

Cash paid during the period for:
Interest	$100	$137	$128
Taxes	$339	$480	$151

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in acquisitions	$--	$81,825	$--
Capital lease obligations in connection with property and Equipment	$--	$390	$--

Capital lease obligations are grouped with current and long term portion of long-term debt and other liabilities on the consolidated balance sheets.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2005, 2004, and 2003
(Tabular amounts in thousands, except share and per share amounts)

Note 19.    Quarterly Information (Unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal years 2005 and 2004. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended October 31, 2005:
Revenues	$7,554	$6,114	$8,742	$7,960	$30,370
Operating loss	(17,336)	(15,993)	(18,531)	(19,014)	(70,874)
Loss from continuing operations	(16,772)	(15,231)	(17,002)	(17.929)	(66,934)
Discontinued operations, net of tax	(1,252)	--	--	--	(1,252)
Net loss	(18,024)	(15,231)	(17,002)	(17,929)	(68,186)
Preferred stock dividends	(1,342)	(1,573)	(1,576)	(1,586)	(6,077)
Net loss to common shareholders	(19,366)	(16,804)	(18,578)	(19,515)	(74,263)
Loss per basic and diluted common share:
Continuing operations	$(0.37)	$(0.35)	$(0.38)	$(0.40)	$(1.51)
Discontinued operations	(0.03)	--	--	--	(0.03)
Net loss to common shareholders	$(0.40)	$(0.35)	$(0.38)	$(0.40)	$(1.54)

Year ended October 31, 2004:
Revenues	$7,394	$7,049	$8,068	$8,875	$31,386
Operating loss	(29,466)	(19,663)	(19,226)	(21,288)	(89,643)
Loss from continuing operations	(28,518)	(19,155)	(18,833)	(20,784)	(87,290)
Discontinued operations, net of tax	656	286	(95)	--	847
Net loss	(27,862)	(18,869)	(18,928)	(20,784)	(86,443)
Preferred stock dividends	(240)	(231)	(231)	(262)	(964)
Net loss to common shareholders	(28,102)	(19,100)	(19,159)	(21,046)	(87,407)
Loss per basic and diluted common share:
Continuing operations	$(0.60)	$(0.41)	$(0.40)	$(0.44)	$(1.84)
Discontinued operations	0.01	0.01	--	--	0.01
Net loss to common shareholders	$(0.59)	$(0.40)	$(0.40)	$(0.44)	$(1.83)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures.

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

Management’s annual report on internal control over financial reporting.

We, as members of management of FuelCell Energy, Inc., and its Subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles of the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of October 31, 2005, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2005 based on the specified criteria.

KPMG LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this report, audited management’s assessment of the effectiveness of internal control over financial reporting and issued their report, which is included below.

/s/ R. Daniel Brdar	/s/ Joseph G. Mahler
R. Daniel Brdar	Joseph G. Mahler
President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer
January 13, 2006	January 13, 2006

Report of registered public accounting firm on internal control over financial reporting.

The Board of Directors and Shareholders
FuelCell Energy Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FuelCell Energy Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FuelCell Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FuelCell Energy Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FuelCell Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FuelCell Energy Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended October 31, 2005, and our report dated January 17, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Hartford, Connecticut
January 17, 2006

Changes in internal control over financial reporting.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required under this Item is incorporated by reference to the Company’s 2006 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 11. Executive Compensation

Information required under this Item is incorporated by reference to the Company’s 2006 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated by reference to the Company’s 2006 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is incorporated by reference to the Company’s 2006 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 14. Principal Accounting Fees and Services

Information required under this Item is incorporated by reference to the Company’s 2006 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

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

REPORTS ON FORM 8-K

We filed a Form 8-K dated August 30, 2005 under Items 2.02 and 9.01, in connection with a press release announcing our financial results and accomplishments for the three months ended July 31, 2005.

We filed a Form 8-K dated September 27, 2005 under Items 5.02 and 9.01 announcing that on September 22, 2005, R. Daniel Brdar was promoted and appointed to serve as President and elected a director of the Company.

EXHIBITS

EXHIBITS TO THE 10-K

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company’s Form 8-K dated September 21, 1999)

3.1.1
Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated October 31, 2003 (incorporated by reference to exhibit of the same number contained in the Company’s Form 8-K dated November 4, 2003)

3.2	Restated By-Laws of the Registrant, dated July 13,1999 (incorporated by reference to exhibit of the same number contained in the Company’s Form 8-K dated September 21, 1999)

4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company’s Annual Report on Form 10K/A for fiscal year ended October 31, 1999)

10.6
**License Agreement, dated February 11, 1988, between Electric Power Research Institute and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company’s Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21
*FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26
Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Bölkow-Blohm and the Company (incorporated by reference to exhibit of the same number contained in the Company’s Amendment No. 3 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 24, 1992)

10.27
Cross-Licensing and Cross-Selling Agreement, as amended December 15, 1999, between the Company and MTU CFC Motoren-Und Turbinen-Union Friedrichshafen GmbH (“MTU CFC”) (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended January 31, 2000)

10.31
License Agreement for The Santa Clara Demonstration Project between the Company and the Participants in the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.32
Security Agreement for the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.33
Guaranty By FuelCell Energy, Inc., dated September 16, 1993, for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.36
*The FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

EXHIBITS TO THE 10-K

Exhibit No.	Description

10.39
**Cooperative Agreement, dated December 20, 1994, between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

10.40
Loan and Security Agreement between the Company and MetLife Capital Corporation (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1995 dated January 17, 1996)

10.41
*Amendment No. 2 to the FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.42
*Amendments to the FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended April 30, 1996 dated June 13, 1996)

10.47
Amendment of Cooperative Agreement dated September 5, 1996 between the Company and the United States Department of Energy, Cooperative Agreement #DE-FC21-95MC31184 (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the fiscal year ended October 31, 1998)

10.48
*Employment Agreement between FuelCell Energy, Inc. and the Chief Financial Officer, Treasurer and Secretary, dated October 5, 1998 (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the fiscal year ended October 31, 1998)

10.49
*Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer, dated August 1, 1997 (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the fiscal year ended October 31, 1997)

10.50
**Technology Transfer and License Agreement between the Company and the Joint Venture owned jointly by the Xiamen Daily-Used Chemicals Co., Ltd. Of China and Nan Ya Plastics Corporation of Taiwan, dated February 21, 1998 (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended April 30, 1998)

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

EXHIBITS TO THE 10-K

Exhibit No.	Description

10.58
*Modification, dated June 20, 2002, to the Employment Agreement between FuelCell Energy, Inc. and the President and Chief Executive Officer (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended July 31, 2002)

10.59
*Modification, dated January 12, 2006, to the Employment Agreement between FuelCell Energy, Inc. and the Jerry D. Leitman (incorporated by reference to exhibit of the same number contained in the Company’s 8-K dated January 17, 2006).

10.60	* Employment Agreement, dated January 12, 2006, between R. Daniel Brdar (incorporated by reference to exhibit of the same number contained in the Company’s 8-K dated January 17, 2006).

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

* Management Contract or Compensatory Plan or Arrangement ** Confidential Treatment has been granted for portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

Dated: January 13, 2006	By:	/s/ R. Daniel Brdar
R. Daniel Brdar
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry D. Leitman	Chairman of the Board	January 13, 2006
Jerry D. Leitman

/s/ R. Daniel Brdar	President, and Chief Executive Officer	January 13, 2006
R. Daniel Brdar	(Principal Executive Officer)

/s/ Joseph G. Mahler	Senior Vice President, Chief Financial	January 13, 2006
Joseph G. Mahler	Officer, Corporate Secretary and Treasurer
(Principal Accounting and Financial Officer)

Director
Warren D. Bagatelle

/s/ Michael Bode	Director	January 17, 2006
Michael Bode

Director
Thomas R. Casten

/s/ James D. Gerson	Director	January 17, 2006
James D. Gerson

/s/ Thomas L. Kempner	Director	January 13, 2006
Thomas L. Kempner

/s/ William A. Lawson	Director	January 16, 2006
William A. Lawson

/s/ Charles J. Murphy	Director	January 17, 2006
Charles J. Murphy

/s/ George K. Petty	Director	January 14, 2006
George K. Petty

/s/ John A. Rolls	Director	January 16, 2006
John A. Rolls

INDEX OF EXHIBITS

Exhibit 21	Subsidiaries of the registrant

Exhibit 23.1	Consent of Independent Accountants

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002