Form 10-Q
period 2006-01-31
FUELCELL ENERGY INC
filed 2006-03-13
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share, outstanding at March 8, 2006: 48,858,396.

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three Month Period Ended January 31, 2006

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets as of January 31, 2006 and October 31, 2005	3
	Consolidated Statements of Operations for the three months ended January 31, 2006 and 2005	4
	Consolidated Statements of Cash Flows for the three months ended January 31, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	30
	Signature	31

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
	January 31, 2006 (Unaudited)	October 31, 2005
ASSETS
Current assets :
Cash and cash equivalents	$21,815	$22,702
Investments: U.S. treasury securities	100,281	113,330
Accounts receivable, net of allowance for doubtful accounts of $118 and $104, respectively	10,577	10,062
Inventories, net	14,130	12,141
Other current assets	6,345	3,659
Total current assets	153,148	161,894

Property, plant and equipment, net	48,059	46,705
Investments: U.S. treasury securities	40,719	43,928
Equity investments	12,258	12,473
Other assets, net	572	520
Total assets	$254,756	$265,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$460	$503
Accounts payable	8,519	6,221
Accrued liabilities	5,979	7,018
Deferred license fee income	262	38
Deferred revenue	10,328	9,366
Total current liabilities	25,548	23,146

Long-term debt and other liabilities	779	904
Total liabilities	26,327	24,050

Shareholders’ equity
Preferred stock ($0.01 par value, liquidation preference of $105,875); 200,000 shares authorized at January 31, 2006 and October 31, 2005: Series B Convertible Preferred Stock; 105,875 shares issued and outstanding at January 31, 2006 and October 31, 2005	1	1
Common stock ($.0001 par value); 150,000,000 shares authorized at January 31, 2006 and October 31, 2005; 48,762,847 and 48,497,088 shares issued and outstanding at January 31, 2006 and October 31, 2005, respectively.	5	5
Preferred shares of subsidiary (convertible into FuelCell Common Stock)	11,847	11,517
Additional paid-in capital	521,989	520,286
Accumulated deficit	(305,413)	(290,339)
Treasury stock, Common, at cost (9,394 shares in 2006 and 4,279 shares in 2005)	(88)	(44)
Deferred compensation	88	44
Total shareholders’ equity	228,429	241,470
Total liabilities and shareholders’ equity	$254,756	$265,520

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	January 31,
	2006	2005
Revenues:
Product sales and revenues	$3,000	$5,032
Research and development contracts	2,944	2,522
Total revenues	5,944	7,554

Costs and expenses:
Cost of product sales and revenues	9,350	13,713
Cost of research and development contracts	2,923	2,814
Administrative and selling expenses	4,224	3,130
Research and development expenses	5,884	5,233
Total costs and expenses	22,381	24,890

Loss from operations	(16,437)	(17,336)

License fee income, net	71	71
Interest expense	(32)	(42)
Loss from equity investments	(215)	(340)
Interest and other income, net	1,538	875

Loss before provision for income taxes	(15,075)	(16,772)

Provision for income taxes	--	--

Loss from continuing operations	(15,075)	(16,772)

Discontinued operations, net of tax	--	(1,252)

Net loss	(15,075)	(18,024)

Preferred stock dividends	(1,595)	(1,342)

Net loss to common shareholders	$(16,670)	$(19,366)

Loss per share basic and diluted:
Continuing operations	$(0.34)	$(0.37)
Discontinued operations	--	(0.03)
Net loss per share to common shareholders	$(0.34)	$(0.40)
Basic and diluted weighted average shares outstanding	48,556,123	48,152,998

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(15,075)	$(18,024)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss from discontinued operations	--	1,252
Asset impairment	--	994
Stock-based compensation	1,115	--
Loss in equity investments	215	340
Depreciation and amortization	2,300	1,853
Amortization of bond premium	339	44
Provision for doubtful accounts	(118)	6
(Increase) decrease in operating assets:
Accounts receivable	(397)	(128)
Inventories	(1,989)	1,336
Other assets	(1,712)	491
Increase (decrease) in operating liabilities:
Accounts payable	2,298	(3,691)
Accrued liabilities	(182)	(420)
Deferred revenue	962	(1,013)
Deferred license fee income and other	224	225
Net cash used in operating activities	(12,020)	(16,735)

Cash flows from investing activities:
Capital expenditures	(3,582)	(3,264)
Treasury notes matured	52,000	59,253
Treasury notes purchased	(36,081)	(15,354)
Net cash provided by investing activities	12,337	40,635

Cash flows from financing activities:
Repayment on long-term debt	(168)	(84)
Net proceeds from issuance of preferred stock	--	99,007
Payment of preferred dividends	(1,323)	--
Common stock issued for option and stock purchase plans	287	161
Net cash provided by financing activities	(1,204)	99,084

Net increase (decrease) in cash and cash equivalents	(887)	122,984

Cash and cash equivalents-beginning of period	22,702	45,759
Cash and cash equivalents-end of period	$21,815	$168,743

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. is engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell ® (“DFC ®”) power plants produce reliable, secure and environmentally friendly base load electricity for commercial and industrial, government and other customers. We are currently in the process of commercializing our DFC carbonate products and are beginning the development of planar solid oxide fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our cost-out initiatives.

Basis of Presentation - Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2006 have been included. The balance sheet as of October 31, 2005 has been derived from the audited financial statements at that date.

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

The results of operations and cash flows for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2005 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd. Intercompany accounts and transactions have been eliminated. Alliance Monterrey, LLC; Alliance Chico, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements to the following customers: the City of Santa Barbara, the Sierra Nevada Brewering Co., the Sheraton San Diego Hotel & Marina, the Westin San Francisco Airport Hotel and TST Inc., respectively. The financial results of the joint ventures are consolidated with those of FuelCell Energy, Inc., which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements.

Certain reclassifications have been made to our prior year amounts to conform to the 2006 presentation.

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized a foreign currency gain of approximately $.05 million and a foreign currency loss of approximately $.03 million during the three months ended January 31, 2006 and 2005, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Comprehensive Loss

Comprehensive loss was $15.1 million and $18.3 million for the three months ended January 31, 2006 and 2005, respectively. Comprehensive loss for the three months ended January 31, 2005 included an adjustment to retained earnings totaling approximately $0.2 million as a result from switching from the cost to equity method of accounting for our investment in Versa. Refer also to Note 3 – Equity Investments.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted this statement as of November 1, 2005, as required, utilizing the modified prospective method. Share-based compensation of $1.1 million was recognized in the consolidated statement of operations for the three months ended January 31, 2006. Refer to Note 7 for additional information.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, or no later than our fiscal fourth quarter of 2006. We have not yet determined the impact of adopting this statement on our consolidated financial statements.

Note 2.    Discontinued Operations

During fiscal 2004, we acquired, Global Thermoelectric Inc. (Global) and subsequently divested its generator product line through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. During the three months ended January 31, 2005, we exited certain facilities related to this business and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities, which resulted in total loss from discontinued operations of approximately $1.3 million. There were no discontinued operations during the three months ended January 31, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Equity investments

On November 1, 2004, we transferred substantially all of our Canadian solid oxide fuel cell (“SOFC”) assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa. In exchange, we received 5,714 shares of Versa common stock, increasing our ownership position in Versa to 7,714 shares. No cash was exchanged in the transaction. The consideration received by us in the transaction was determined based upon arms-length negotiations of the parties.

Our investment in Versa totaled approximately $12.1 million and $12.3 million as of January 31, 2006 and October 31, 2005, respectively. Our current ownership interest is 40 percent and we account for Versa under the equity method of accounting.

Note 4. Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at January 31, 2006 and October 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At January 31, 2006
U.S. government obligations	$141,000	$--	$(577)	$140,423

At October 31, 2005
U.S. government obligations	$157,258	$--	$(606)	$156,652

Reported as:
	January 31,	October 31,
	2006	2005
Short-term investments	$100,281	$113,330
Long-term investments	40,719	43,928
Total	$141,000	$157,258

As of January 31, 2006, short-term investment securities have maturity dates ranging from February 15, 2006 to January 31, 2007, and estimated yields ranging from 2.71 percent to 4.40 percent. Long-term investment securities have maturity dates ranging from April 30, 2007 to December 31, 2007, and estimated yields ranging from 3.72 percent to 4.36 percent. Our weighted average yield on our short and long-term investments was 3.71 percent as of January 31, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Inventories

The components of inventory at January 31, 2006 and October 31, 2005 consisted of the following:

	January 31,	October 31,
	2006	2005

Raw materials	$4,061	$4,772
Work-in-process	10,069	7,369
Total	$14,130	$12,141

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $8.3 million and $7.8 million at January 31, 2006 and October 31, 2005, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment at January 31, 2006 and October 31, 2005 consisted of the following:

	January 31, 2006	October 31, 2005	Estimated Useful Life
Land	$524	$524	—
Building and improvements	5,877	5,978	10-30 years
Machinery, equipment and software	50,069	49,435	3-8 years
Furniture and fixtures	2,353	2,354	6-10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	15,928	15,331	10 years
Construction in progress(1)	5,095	2,764
	$81,909	$78,449
Less, accumulated depreciation and amortization	(33,850)	(31,744)
Total	$48,059	$46,705
____
(1)
Included in construction in progress are costs of approximately $3.7 million and $1.5 million at January 31, 2006 and October 31, 2005, respectively, to build power plants, which will service power purchase agreement contracts. These plants are being constructed by joint ventures, which the Company is an 80 percent owner and, as a result, consolidated on our financial statements.

Depreciation expense was approximately $2.2 million and $1.8 million for the three months ended January 31, 2006 and 2005, respectively.

There were no asset impairment charges during the three months ended January 31, 2006. During the three months ended January 31, 2005, we recorded a fixed asset impairment charge related to an obsolete catalyst extruding system totaling $1.0 million, against cost of product sales. This was related to a planned change in manufacturing processes that is expected to improve product performance and reduce costs in future periods. In addition, during the three months ended January 31, 2005, we recorded a fixed asset impairment charge to discontinued operations totaling $0.9 million related to excess facilities in Calgary, Alberta, Canada.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Share-Based Compensation

The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

On November 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective approach. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which we used to account for share-based compensation transactions prior to November 1, 2005. The compensation cost that has been charged against income for Share-Based Plans was $1.1 million for the three months ended January 31, 2006 and included $0.1 million in cost of product sales and revenues, $0.1 million in cost of research and development contracts, $0.7 million in general and administrative expense and $0.2 million in research and development expenses. There was no share-based compensation expense recognized in the consolidated statement of operations for the three months ended January 31, 2005.

The following table illustrates the effect on net loss and net loss per basic and diluted share for the three months ended January 31, 2005 as if we had applied the fair value method to our stock-based compensation:

Three Months Ended January 31,
2005
Net loss to common shareholders, as reported	$(19,366)
Add: Stock-based employee compensation expense included in reported net loss	--
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,625)
Pro forma net loss to common shareholders	$(20,991)

Loss per basic and diluted common share to common shareholders, as reported	$(0.40)
Pro forma loss per basic and diluted common share to common shareholders	$(0.44)

Equity Incentive Plans

The Board adopted the 1988 and 1998 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 10,206,000 shares of common stock may be granted as options or stock to our officers, key employees and directors. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at January 31, 2006 and 2005. Refer also to Note 12 – Subsequent Events regarding the 2006 Equity Incentive Plan.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility for the three months ended January 31, 2006 is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. Expected volatility for the three months ended January 31, 2005 is based on the historical volatility of the Company’s stock. We use historical data to estimate the expected term of options granted.

	Three months ended January 31,
	2006	2005
Expected life (in years)	6.31	6.25
Risk-free interest rate	4.39	4.09%
Volatility	56.5%	73.78%
Dividend yield	--	--

The following table summarizes the Plans’ stock option activity for the three months ended January 31, 2006:

	Number of options	Weighted average option price
Outstanding at October 31, 2005	5,883,836	$10.26
Granted	292,797	8.65
Exercised	(67,678)	4.67
Forfeited/Cancelled	(34,187)	16.86
Outstanding at January 31, 2006	6,074,768	$10.21

The weighted average grant-date fair value of options granted during the three months ended January 31, 2006 and 2005 was $5.07 and $6.60, respectively. The total intrinsic value of options outstanding and options exercisable at January 31, 2006 was $20.8 million and $18.4 million, respectively. The total intrinsic value of options exercised during the three months ended January 31, 2006 and 2005, was $0.3 million and $0.1 million, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at January 31, 2006:

			Options Outstanding			Options Exercisable
	Range of exercise prices		Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28	-	$5.10	1,687,800	1.9	1.66	1,686,800	1.66
$5.11	-	$9.92	1,756,430	8.1	7.78	441,055	6.63
$9.93	-	$14.74	1,412,795	6.7	13.29	988,565	13.46
$14.75	-	$19.56	664,743	4.9	17.58	634,493	17.65
$19.57	-	$24.39	279,000	5.2	23.01	279,000	23.01
$24.40	-	$29.21	27,000	5.0	26.15	27,000	26.15
$29.22	-	$34.03	183,000	4.8	29.91	183,000	29.91
$34.04	-	$48.49	64,000	4.7	38.50	64,000	38.50
			6,074,768	5.4	10.20	4,303,913	10.52

As of January 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $8.1 million, which is expected to be recognized over the next 1.5 years on a weighted-average basis.

In the first quarter of fiscal 2006, we issued 6,965 shares of common stock with a value of $0.06 million to directors as compensation (in lieu of cash) under the 1998 equity incentive plan. These shares were fully vested at the date of grant. No shares of common stock were issued to directors under this plan for the three months ended January 31, 2005.

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the “ESPP”) on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of January 31, 2006, there were 375,525 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits. As of January 31, 2006, we had 102 employees enrolled and participating in the ESPP.

Activity in the ESPP for the three months ended January 31, 2006 was as follows:

Number of Shares
Balance at October 31, 2005	396,171
Issued @ $6.76	(20,646)
Balance at January 31, 2006	375,525

The weighted-average grant date fair value of shares under the ESPP during the three months ended January 31, 2006 was $2.54.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended January 31, 2006
Expected life (in years)	.5
Risk-free interest rate	4.2%
Volatility	49.5%
Dividend yield	--

Incentive Compensation

Stock may be issued to employees as part of FuelCell’s annual incentive bonus. During the first quarter of fiscal 2006, we issued 75,585 shares of common stock with a value of $0.7 million as incentive bonus (in lieu of cash). No such shares were issued for the three months ended January 31, 2005, however 67,456 shares of common stock as incentive bonus (in lieu of cash) were issued in the third quarter of fiscal 2005.

Note 8. Shareholders' Equity

Changes in shareholders’ equity were as follows for the three months ended January 31, 2006:

Balance at October 31, 2005	$241,470
Sale of common stock	1,064
Increase in additional paid-in-capital for 2006 stock-based compensation	1,115
Increase in additional paid-in-capital for stock issued under employee benefit plans	1,178
Accretion of fair value discount of preferred stock	330
Reduction of additional paid in capital for accretion of discount	(330)
Series B preferred dividends accrued	(1,323)
Net loss	(15,075)
Balance at January 31, 2006	$228,429

Series B Preferred Shares

On November 11, 2004, we entered into a purchase agreement with Citigroup Global Markets Inc.; RBC Capital Markets Corporation; Adams Harkness, Inc.; and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004 and January 25, 2005, we closed on the sale of 100,000 shares and 5,875 shares, respectively, of Series B preferred stock to the Initial Purchasers. Net proceeds to us were approximately $99.0 million. Upon a fundamental change in control of the Company, we may at our option, elect to pay the change of control price in cash or, in shares of common stock valued at a discount of 5% from the market price of the shares of common stock, or any combination thereof.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Preferred shares of subsidiary

In conjunction with our acquisition of Global, we assumed the preferred share obligation comprised of 1,000,000 Series 2 non-voting Preferred Shares. With the sale of the Global entity in May of 2004, the Global Series 2 Preferred Shares were cancelled, and replaced with equivalent Series 1 Preferred Shares (Preferred Shares) issued by FuelCell Energy, Ltd. The Preferred Shares are convertible at the option of the holder into a certain number of our common shares based on the date of conversion.

Warrants

We issued warrants to purchase shares of our common stock to Marubeni Corp. and Enbridge Inc. as part of their distribution agreements. The warrants for each distributor vest in separate tranches if certain order levels are received by specified dates. As of January 31, 2006, Marubeni held 600,000 warrants and Enbridge held 1,000,000 warrants that were unvested.

Note 9. Segment Information and Major Customers

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

	Three months ended January 31,
Revenues:	2006	2005
United States	$4,242	$4,795
Germany	1,314	1,450
Japan	388	1,309
Total	$5,944	$7,554

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three months ended January 31, 2006 and 2005 are as follows:

	Three months ended January 31,
	2006		2005

U.S. Government (1)	47%		33%
MTU CFC Solutions, GmbH	22%		19%
Chevron Energy Solutions	*	%	18%
Marubeni	*	%	17%
____
* Less than 10 percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 10. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended January 31,
	2006	2005
Weighted average basic common shares	48,556,123	48,152,998
Effect of dilutive securities(1)	-	-
Weighted average basic common shares adjusted for diluted calculations	48,556,123	48,152,998
____
(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at January 31, 2006 and 2005 totaled 3,537,225 and 2,469,610, respectively. Future potentially dilutive stock options that were not in-the-money at January 31, 2006 and 2005 totaled 2,537,543 and 2,763,043, respectively. We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three months ended January 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Three Months Ended January 31,
	2006	2005
Cash paid during the period for:
Interest	$31	$42
Taxes	$142	$72

Supplemental disclosure of non-cash investing and financing activities:
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$--	$12,132

Note 12. Subsequent Events

In February 2006, the Board adopted, subject to shareholder approval, the Company's 2006 Equity Incentive Plan (the "2006 Plan"). The purpose of the 2006 Plan is to attract and retain key employees, directors, advisors and consultants, to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the 2006 Plan, the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options that are not qualified as incentive stock options, (iii) stock appreciation rights either in tandem with an option or alone and unrelated to an option, and (iv) restricted shares of Common Stock. There are a total of 2,500,000 shares of Common Stock available for issuance under the 2006 Plan, subject to adjustment for any stock dividend, recapitalization, stock split, stock combination or certain other corporate reorganizations. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares subject to an award that expires or is terminated or is forfeited for any reason or settled in a manner that results in fewer shares outstanding than were initially awarded will again be available for award under the 2006 Plan.

A complete description of this plan was included in our 2006 Proxy Statement and will be voted on by shareholders at the Annual Meeting of Shareholders of FuelCell Energy, Inc on March 28, 2006.

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

Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2006 and 2005, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes thereto included within this report, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2005.

OVERVIEW

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (“Direct FuelCell®” or “DFC® Power Plants”), offering stationary applications for commercial and industrial customers and continuing to develop our next generation of carbonate fuel cell products. In addition, we are developing another high temperature fuel cell system, planar solid oxide fuel cell (“SOFC”) technology, as a prime contractor in the U.S. Department of Energy’s (“DOE”) Solid State Energy Conversion Alliance (“SECA”) Program and through our 40 percent ownership interest in Versa Power Systems, Inc. (“Versa”).

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

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and these capacities are expected to increase to 300 kW, 1.2 MW and 2.4 MW, respectively, in late-2006. Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Ideally, our DFC power plants are part of a total onsite power generation solution for commercial and industrial customers, with our high efficiency products providing the base load power. Grid-delivered electricity or less efficient combustion-based equipment can provide peaking and load following energy needs. Through January 31, 2006, over 94 million kWhs of electricity have been generated from power plants incorporating our DFC technology at over 40 customer sites worldwide.

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

We are currently selling our products to customers in high cost electricity markets. We believe that market clearing prices in California and the Northeast are between $2,000 and $3,000 per kW and up to $4,000/kW in Asia and for mission-critical applications that demand higher reliability. The manufactured cost of our standard sub-MW product design at the end of 2005 was approximately $4,600 per kW (reduced from approximately $6,200/kW at the end of 2004) and our 1 MW product was approximately $4,300/kW. Our cost reduction plans and increased volume will bring us closer to market clearing prices through process improvements, value engineering, supplier/purchasing opportunities, and product output and efficiency improvements. Our primary focus in 2006 is to attempt to reduce the cost of our 2 MW DFC3000 power plant to a range between $3,200/kW and $3,500/kW, and below $3,000/kW with increased volume.

Recent Developments

Change in Executive Management

On January 12, 2006, FuelCell Energy, Inc. announced that R. Daniel Brdar was promoted to President and Chief Executive Officer. Jerry D. Leitman retained the position of Chairman of the Board in the Company's planned management succession.

On February 15, 2006, Dr. Hans Maru retired as Chief Technology Officer, but will remain as a consultant to the Company. The Chief Technology Officer responsibilities, formerly held by Dr. Maru, will be assumed by executives within commercial products and research and development.

Common Stock Offering

During January and February 2006, we sold 100,000 shares of our common stock on the open market pursuant to a S-3 registration statement filed in June 2005. Total net proceeds to us from the sale of these securities was approximately $1.1 million and is intended to be used for general corporate purposes and dividend payments on our convertible preferred stock.

2006 Equity Incentive Plan

In February 2006, the Board adopted, subject to shareholder approval, the Company's 2006 Equity Incentive Plan (the "2006 Plan"). The purpose of the 2006 Plan is to attract and retain key employees, directors, advisors and consultants, to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. There are a total of 2,500,000 shares of Common Stock available for issuance under the 2006 Plan, subject to adjustment for any stock dividend, recapitalization, stock split, stock combination or certain other corporate reorganizations. A complete description of this plan was included in our 2006 Proxy Statement and will be voted on by shareholders at the Annual Meeting of Shareholders of FuelCell Energy, Inc on March 28, 2006.

Adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payments”

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Share-based compensation of $1.1 million was recognized in the consolidated statement of operations for the three months ended January 31, 2006. Refer to Note 7 of the consolidated financial statements for additional information.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of January 31, 2006, research and development sales backlog totaled $12.9 million, of which 70 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our business partners. These warrants vest as orders from our business partners exceed stipulated levels. Should warrants vest, or when management estimates that it is probable that warrants will vest, we will record a proportional amount of the fair value of the warrants against related revenue as a sales discount. Fair value is determined through market sources, option pricing models and management estimates.

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

As of January 31, 2006 and October 31, 2005, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $8.6 million and $8.0 million, respectively, which equates to a reduction of approximately 35 and 39 percent, respectively, of the gross inventory value. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

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

Comparison of Three Months ended January 31, 2006 and January 31, 2005

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended January 31, 2006 and 2005 (dollar amounts in thousands), respectively:

	Three Months Ended January 31, 2006		Three Months Ended January 31, 2005		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues

Product sales and revenues	$3,000	50%	$5,032	67%	(40%)
Research and development contracts	2,944	50%	2,522	33%	17%
Total	$5,944	100%	$7,554	100%	(21%)

	Three Months Ended January 31, 2006			Three Months Ended January 31, 2005		Percentage Increase /
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues		Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues

Product sales and revenues	$9,350	76%		$13,713	83%	(32)%
Research and development contracts	2,923	24%		2,814	17%	4%
Total	$12,273	100%	$	$ 16,527	100%	(26%)

Total revenues for the three months ended January 31, 2006 decreased by $1.6 million, or 21 percent, to $5.9 million from $7.6 million during the same period last year.

Product sales and revenues

Product sales and revenue decreased $2.0 million to $3.0 million for the three months ended January 31, 2006, compared to $5.0 million for the same period in 2005. Revenue during the quarter included approximately $2.0 million of product and stack components and approximately $1.0 million of revenue on power purchase and service agreements. The decrease in product sales and revenues was primarily due to the timing of customer delivery requirements, a production switch to lower cost DFC product models and production during the quarter related to power plants being built for power purchase agreements.

At January 31, 2006, product sales backlog totaled approximately $24.5 million, compared to $22.8 million as of January 31, 2005. Included in these figures are $5.9 million and $1.5 million, respectively, related to long-term service agreements. Product backlog does not include power purchase or incentive funding agreements.

Cost of product sales and revenues increased to $9.4 million during the three months ended January 31, 2006, compared to $13.7 million during the same period of the prior year. Included in cost of sales during the first quarter of 2005, was a non-cash fixed asset impairment charge totaling approximately $1.0 million. The ratio of product cost to sales was 3.1-to-1 during the three months ended January 31, 2006, compared to 2.7-to-1 during the three months ended January 31, 2005. This ratio is inclusive of any lower of cost or market adjustments in cost of sales related to power plants for power purchase agreements. Costs related to power purchase agreements were $1.9 million and $2.4 million for the three months ended January 31, 2006 and 2005, respectively. Excluding the non-cash fixed asset impairment charge and power purchase agreement costs, our cost ratios would have been approximately 2.5-to-1 and approximately 2.0-to-1 for the three months ended January 31, 2006 and 2005, respectively. The ratio of costs to product sales was higher, compared to the same period of a year ago, due to increasing spare module components for the growing fleet and higher inventory for the transition to cost reduced designs as well as higher insurance costs.

The cost ratios above that exclude certain items are not considered generally accepted accounting principles (“GAAP”) financial measures and should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We have used non-GAAP pro forma financial measures in analyzing financial results because they provide meaningful information regarding our operational performance and facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

Our products do not ship on an even production schedule. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, timing of construction and permits. We do not have the sales or order history to quantify trends as of yet.

Research and development contracts

Research and development revenue increased $0.4 million to $2.9 million for the three months ended January 31, 2006, compared to $2.5 million for the same period in 2005. Research and development contract revenue for the three months ended January 31, 2006 was primarily related to solid oxide fuel cell (SOFC) development, combined cycle Direct FuelCell/Turbine® development under U.S. Department of Energy programs and the Navy’s Ship Service Fuel Cell program.

Cost of research and development contracts increased $0.1 million to $2.9 million during the three months ended January 31, 2006, compared to $2.8 million for the same period in 2005. The ratio of research and development cost to revenue improved to .99-to-1 from 1.1-to-1 over the same quarter a year ago due to the current mix of cost share contracts.

As of January 31, 2006, research and development sales backlog totaled approximately $12.9 million of which Congress has authorized funding of $9.1 million, compared to $24.7 million ($14.4 million funded) as of January 31, 2005. In February 2006, the Company announced that it was selected by the DOE for awards for development of a coal-based multi-megawatt SOFC system ($10.6 million) and development of a high temperature membrane for low humidity operation of Polymer Electrolyte Membrane fuel cells ($2.1 million), both of which will be added to the backlog once these contracts are finalized.

Administrative and selling expenses

Administrative and selling expenses increased $1.1 million to $4.2 million during the three months ended January 31, 2006, compared to $3.1 million in the same period of the prior year. This increase is primarily due to stock-based compensation of approximately $0.7 million resulting from the adoption of SFAS 123R and higher marketing and professional costs of approximately $0.3 million resulting from commercial market development and increased proposal activity for R&D and commercial contracts.

Research and development expenses

Research and development expenses increased to $5.9 million during the three months ended January 31, 2006, compared to $5.2 million recorded in the same period of the prior year. The increase in the quarter is due to development costs for sub and megawatt cost reduction and stack life improvements.

Loss from operations

Loss from operations for the three months ended January 31, 2006 totaling $16.4 million is approximately 5 percent lower than the $17.3 million loss recorded in the comparable period last year. The decrease in the loss from operations is due primarily to lower revenue and costs due to the timing of customer delivery requirements and the production switch to lower cost DFC product models, partially offset by the recognition of $1.1 million in stock-based compensation resulting from the adoption of SFAS 123R, higher marketing and professional costs within administrative and selling expenses and higher research and development expenses.

Loss from equity investments

Our investment in Versa totaled approximately $12.1 million and $12.3 million as of January 31, 2006 and as of October 31, 2005, respectively. Our current ownership interest is 40% and we account for Versa under the equity method of accounting. Our share of equity losses for the three months ended January 31, 2006 and 2005 were $0.2 million and $0.3 million, respectively.

Interest and other income, net

Interest and other income, net, was $1.5 million for the three months ended January 31, 2006, compared to $0.9 million for the same period in 2005. Interest income increased due to higher average invested balances and higher yields.

Provision for income taxes

We believe that due to our efforts to commercialize our DFC products, we will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current or prior year losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $162.8 million of cash, cash equivalents and investments as of January 31, 2006, compared to $180.0 million as of October 31, 2005. Net cash and investments used during the three months ended January 31, 2006 was $17.1 million. Cash and investments used during the first quarter of 2006 reflect dividend payments made on our Series B preferred stock of $1.3 million and proceeds from the receipt of incentive funding related to our power purchase agreements of $0.5 million.

Cash Inflows and Outflows

Cash and cash equivalents as of January 31, 2006 totaled $21.8 million, reflecting a decrease of $0.9 million from the balance reported as of October 31, 2005. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the three months ended January 31, 2006, we used $12.0 million in cash in our operating activities, compared to an operating cash usage of $16.7 million during the comparable period of the prior year. First quarter 2006 cash used in operating activities consists of a net loss for the period of approximately $15.1 million, offset by non-cash adjustments totaling $3.9, including $1.1 million of stock-based compensation, depreciation expense of $2.2 million and other amortization of $0.1 million.

In addition, cash used in working capital totaled approximately $0.8 million including an increase in inventories of approximately $2.0 million and increases in advances to vendors of approximately $1.0 million due to increased production activity as well as higher prepaid insurance of approximately $0.7 million, partially offset by higher accounts payable of $2.3 million due to timing of inventory payments and increased production activity and higher deferred revenue of approximately $1.0 million.

Investing Activities:  During the three months ended January 31, 2006, net cash provided by investing activities totaled $12.3 million, compared with approximately $40.6 million generated in the comparable period of the prior year. Capital expenditures totaled $3.6 million for the three months ended January 31, 2006. This included approximately $2.8 million for equipment being built for power purchase agreements in our Alliance entities. During the first quarter of 2006, approximately $52.0 million of investments in U.S. Treasury Securities matured and new treasury purchases were made totaling $36.1 million.

Financing Activities:  During the three months ended January 31, 2006, net cash used by financing activities was approximately $1.2 million, compared to net cash provided by financing activities of $99.1 million in the comparable period of the prior year. For the first quarter of 2006, net cash use related primarily to dividend payments of $1.3 million on our Series B preferred stock and long-term debt payments of $0.2 million, partially offset by proceeds from employee stock option exercises. Cash provided by financing activities during the three months ended January 31, 2005 was due to the Series B preferred stock offering, which resulted in net proceeds to us totaling $99.0 million.

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

Implementing cost reduction efforts on our fuel cell products

Cost reduction of our products is key to improving our operating results in future periods. We have reduced our product cost from over $20,000/kW for our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 to our current manufactured design cost of approximately $4,300/kW on our MW class product and $4,600/kW for the sub-MW product. Reducing product cost is essential for us to penetrate the market for our fuel cell products. Cost reductions will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and are critical to us attaining profitability. Our multi-disciplined cost reduction program focuses on value engineering, manufacturing process improvements, and technology improvements to increase power plant output and efficiency.

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

Increasing annual order volume

In addition to the cost reduction initiatives discussed above we will need to increase annual order volume. We believe that increased production volumes are necessary to lower costs by leveraging supplier/purchasing opportunities, incorporate manufacturing process improvements and spread fixed costs over more units of production. Our manufacturing, testing and conditioning facilities have equipment in place to accommodate 50 MW of annual production volume. Higher production volume will require increasing the manufacturing workforce.

With our currently achieved and projected annual cost reduction targets, we believe we can reach gross margin break-even on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that Company net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, then we believe that the gross margin and net income break-even volumes can be lower. Our fiscal 2005 production volume was approximately 6 MW, which we have recently increased to a 9 MW run rate.

We anticipate that our existing capital resources, together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of January 31, 2006 and the related payments by fiscal year is summarized as follows (in thousands):

		Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$3,595	$876	$1,545	$1,174	$--
Term loans (principal and interest)	1,034	423	600	11	--
Purchase commitments(2)	29,718	25,801	3,917	--	--
Series I Preferred dividends payable (3)	20,072	379	758	1,326	17,609
Series B Preferred dividends payable (4)	21,249	5,294	10,588	5,367	--
Totals	$75,668	$32,773	$17,408	$7,878	$17,609

(1)	Future minimum lease payments on capital and operating leases.
(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at October 31, 2005 were approximately $3.5 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. From 2010 through 2020, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B preferred stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion. We have the option of paying the dividends in stock or cash.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at January 31, 2006 is 6.5 percent and the outstanding principal balance on this loan is approximately $0.9 million.

Approximately $0.7 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of January 31, 2006, our research and development sales backlog totaled $12.9 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $7.0 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of January 31, 2006, we had product sales backlog of approximately $18.6 million. We do not expect sales from this backlog to be profitable.

Long-term Service Agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we will provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given the early stage of development could be materially different from actual expenses. As of January 31, 2006, we had a service agreement sales backlog of approximately $5.9 million.

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

We currently have seeded the market with a number of Company funded PPAs to penetrate key target markets and develop operational and transactional experience. With the added benefit of the investment tax credit and accelerated depreciation in the Energy Policy Act of 2005, we believe this experience may enable us to attract third party financing for existing and future projects, including multi-MW projects. To date, we have funded the development and construction of certain fuel cell power plants sited near customers in California, and own and operate assets through PPA entities that we control along with Alliance Power, Inc.

We have qualified for incentive funding for these projects in California under the states’ Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of January 31, 2006 we had deferred revenue totaling $5.1 million on the consolidated balance sheet related to incentive funding received on PPAs.

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

As of January 31, 2006, we had contracts in place to build and operate 4 MW of power plants under power purchase agreements ranging from 5 – 10 years.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted this statement as of November 1, 2005 as required. Refer to Note 7 of Notes to Consolidated Financial Statements for additional information.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, or no later than our fiscal fourth quarter of 2006. We have not yet determined the impact of adopting this statement on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at January 31, 2006, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of January 31, 2006, approximately $1.2 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

We recognized approximately $0.05 million in foreign currency gains and $0.03 million in foreign currency losses during the three months ended January 31, 2006 and 2005, respectively. This has been recorded as a component of ‘Interest and other income’ on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance in timely alerting them to material information required to be included in our periodic SEC reports.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

We filed a Form 8-K dated December 15, 2005 under Items 2.02 and 9.01, in connection with a press release announcing our financial results and accomplishments for the three months ended October 31, 2005.

We filed a Form 8-K dated January 12, 2006 under Items 1.01, 5.02(b), 5.02(c) and 9.01, in connection with the press release announcing that R. Daniel Brdar was promoted to President and Chief Executive Officer. Jerry D. Leitman retained the position of Chairman of the Board in the Company's planned management succession.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 13, 2006	FUELCELL ENERGY, INC. (Registrant) /s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002