Form 10-Q
period 2006-04-30
FUELCELL ENERGY INC
filed 2006-06-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2006
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

(203) 825-6000
(Registrant’s Telephone Number, including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐  Accelerated Filer ☒  Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Common Stock, par value $.0001 per share, outstanding at June 7, 2006: 53,121,059.

FUELCELL ENERGY, INC.

FORM 10-Q

As of and for the Three and Six Month Periods Ended April 30, 2006

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	April 30, 2006 (Unaudited)	[Revised] October 31, 2005
ASSETS
Current assets :
Cash and cash equivalents	$29,262	$22,702
Investments: U.S. treasury securities	79,851	113,330
Accounts receivable, net of allowance for doubtful accounts of $189 and $104, respectively	9,355	10,062
Inventories, net	14,065	12,141
Other current assets	5,244	3,659
Total current assets	137,777	161,894

Property, plant and equipment, net	48,940	46,705
Investments: U.S. treasury securities	41,504	43,928
Equity investments	11,871	12,473
Other assets, net	502	520
Total assets	$240,594	$265,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$413	$503
Accounts payable	7,308	6,221
Accrued liabilities	5,766	7,018
Deferred license fee income	187	38
Deferred revenue and customer deposits	12,499	9,366
Total current liabilities	26,173	23,146

Long-term debt and other liabilities	674	904
Total liabilities	26,847	24,050

Redeemable Preferred stock ($0.01 par value, liquidation preference of $66,120 and $105,875 at April 30, 2006 and October 31, 2005, respectively)	61,820	98,989

Shareholders’ equity:
Preferred shares of subsidiary (convertible into FuelCell Common Stock)	12,197	11,517
Common stock ($.0001 par value); 150,000,000 shares authorized; 52,900,273 and 48,497,088 shares issued and outstanding at April 30, 2006 and October 31, 2005, respectively.	5	5
Additional paid-in capital	463,195	421,298
Accumulated deficit	(323,470)	(290,339)
Treasury stock, at cost (15,583 and 4,279 shares of common stock in 2006 and 2005)	(158)	(44)
Deferred compensation	158	44
Total shareholders’ equity	151,927	142,481
Total liabilities and shareholders’ equity	$240,594	$265,520

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2006	2005
Revenues:
Product sales and revenues	$6,487	$3,348
Research and development contracts	3,047	2,766
Total revenues	9,534	6,144

Costs and expenses:
Cost of product sales and revenues	15,742	10,598
Cost of research and development contracts	2,713	2,616
Administrative and selling expenses	4,694	3,614
Research and development expenses	5,393	5,279
Total costs and expenses	28,542	22,107

Loss from operations	(19,008)	(15,993)

License fee income, net	(19)	32
Interest expense	(22)	(30)
Loss from equity investments	(225)	(335)
Interest and other income, net	1,216	1,095

Loss before provision for income taxes	(18,058)	(15,231)

Provision for income taxes	--	--

Net loss	(18,058)	(15,231)

Preferred stock dividends	(5,462)	(1,573)

Net loss to common shareholders	$(23,520)	$(16,804)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.48)	$(0.35)

Basic and diluted weighted average shares outstanding	49,319,174	48,185,809

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2006	2005
Revenues:
Product sales and revenues	$9,487	$8,380
Research and development contracts	5,991	5,288
Total revenues	15,478	13,668

Costs and expenses:
Cost of product sales and revenues	25,092	24,311
Cost of research and development contracts	5,636	5,430
Administrative and selling expenses	8,918	6,744
Research and development expenses	11,277	10,512
Total costs and expenses	50,923	46,997

Loss from operations	(35,445)	(33,329)

License fee income, net	52	103
Interest expense	(54)	(73)
Loss from equity investments	(440)	(675)
Interest and other income, net	2,754	1,971

Loss before provision for income taxes	(33,133)	(32,003)

Provision for income taxes	--	--

Loss from continuing operations	(33,133)	(32,003)

Discontinued operations, net of tax	--	(1,252)

Net loss	(33,133)	(33,255)

Preferred stock dividends	(7,057)	(2,915)

Net loss to common shareholders	$(40,190)	$(36,170)

Loss per share basic and diluted:
Continuing operations	$(0.82)	$(0.72)

Discontinued operations	--	(0.03)

Net loss per share to common shareholders	$(0.82)	$(0.75)

Basic and diluted weighted average shares outstanding	48,931,325	48,184,926

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(33,133)	$(33,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	--	1,252
Asset impairment	--	994
Share-based compensation	2,119	--
Loss in equity investments	440	675
Depreciation and amortization	4,548	4,585
Amortization (accretion) of bond premium (discount)	222	(235)
Provision for doubtful accounts	(307)	135
(Increase) decrease in operating assets:
Accounts receivable	1,189	(1,357)
Inventories	(1,924)	(1,176)
Other assets	(1,691)	(1,331)
Increase (decrease) in operating liabilities:
Accounts payable	1,074	(3,055)
Accrued liabilities	(110)	(847)
Deferred revenue and customer deposits	3,133	1,755
Deferred license fee income	149	150
Net cash used in operating activities	(24,291)	(31,710)

Cash flows from investing activities:
Capital expenditures	(6,639)	(6,629)
Treasury notes matured	107,150	158,359
Treasury notes purchased	(71,469)	(247,379)
Net cash provided by (used in) investing activities	29,042	(95,649)

Cash flows from financing activities:
Repayment on long-term debt	(320)	(196)
Net proceeds from issuance of preferred stock	--	99,007
Net proceeds from issuance of common stock	7,812	--
Payment of preferred dividends	(6,980)	(1,531)
Common stock issued for option and stock purchase plans	1,297	362
Net cash provided by financing activities	1,809	97,642

Net increase (decrease) in cash and cash equivalents	6,560	(29,717)

Cash and cash equivalents-beginning of period	22,702	45,759
Cash and cash equivalents-end of period	$29,262	$16,042

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. is engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell ® (“DFC”) power plants produce reliable, secure and environmentally friendly 24/7 base load electricity for commercial and industrial, government and other customers. We are currently in the process of commercializing our DFC carbonate products and are beginning the development of planar solid oxide fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our cost-out initiatives.

Basis of Presentation - Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2006 have been included. The balance sheet as of October 31, 2005 has been derived from the audited financial statements at that date. The consolidated balance sheet as of October 31, 2005 has been revised to reclassify the 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) out of the general heading of shareholders’ equity and into a temporary equity classification.

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

The results of operations and cash flows for the three and six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2005 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd. Intercompany accounts and transactions have been eliminated. Alliance Monterrey, LLC; Alliance Chico, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements to the following customers: the City of Santa Barbara, the Sierra Nevada Brewering Co., the Sheraton San Diego Hotel & Marina, the Westin San Francisco Airport Hotel and TST Inc., respectively. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. In April 2006, we formed Bridgeport Fuel Cell Park, LLC, for the purpose of developing a 10 MW fuelcell park to be located in Bridgeport. There were no transactions in this entity during the three months ended April 30, 2006.

Certain reclassifications have been made to our prior year amounts to conform to the 2006 presentation.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized a foreign currency loss of approximately ($0.02) million and a foreign currency gain of approximately $0.03 million for the three and six months ended April 30, 2006, respectively. Foreign currency losses of approximately ($0.03) million and ($0.06) million were recognized in the three and six months ended April 30, 2005, respectively. These amounts have been classified in interest and other income on our consolidated statements of operations.

Comprehensive Loss

Comprehensive losses were $18.1 million and $33.1 million for the three and six months ended April 30, 2006, respectively. Comprehensive losses were $15.2 million and $33.5 million for the three and six months ended April 30, 2005, respectively. Comprehensive loss for the six months ended April 30, 2005 included an adjustment to retained earnings totaling approximately $0.2 million as a result from switching from the cost to equity method of accounting for our investment in Versa. Refer also to Note 3 - Equity Investments.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted this statement as of November 1, 2005, as required, utilizing the modified prospective method. Share-based compensation of $1.0 million and $2.1 million was recognized in the consolidated statements of operations for the three and six months ended April 30, 2006, respectively. Refer to Note 7 for additional information.

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
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Reclassification of Series B Cumulative Convertible Perpetual Preferred Stock

On November 11, 2004, the Company entered into a purchase agreement with Citigroup Global Markets Inc.; RBC Capital Markets Corporation; Adams Harkness, Inc.; and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004 and January 25, 2005, the Company closed on the sale of 100,000 shares and 5,875 shares, respectively, of Series B Preferred Stock to the Initial Purchasers. The carrying value of the Series B Preferred Stock as of October 31, 2005 represents the net proceeds to us of approximately $99.0 million and the carrying value as of April 30, 2006 of approximately $61.8 million represents the net proceeds to us related to the remaining shares of Series B Preferred Stock outstanding after converting 39,755 of these shares into common stock during the three months ended April 30, 2006.

Redemption by holders of the Series B Preferred Stock can only occur upon a fundamental change. Upon a fundamental change as set forth in the Certificate of Designation for the Series B Preferred Stock and subject to certain exceptions, holders of the Series B Preferred Stock may require the Company to purchase all or part of their shares at a redemption price equal to 100% of the liquidation preference of the shares of Series B Preferred Stock to be repurchased, plus accrued and unpaid dividends, if any.

We may, at our option, elect to pay the redemption price in cash or in shares of our common stock valued at a discount of 5% from the market price of shares of our common stock, or any combination thereof. We may only pay such redemption price in shares of our common stock that are registered under the Securities Act of 1933 and eligible for immediate sale in the public market by non-affiliates of the Company.

EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, requires that if registered securities are required to be issued, that maintaining registration may be outside of the Company’s control. Accordingly, we have reclassified the Series B Preferred Stock into a temporary equity classification (outside of the general heading of shareholders’ equity) as of October 31, 2005 because we are unable to ensure that registered shares of our common stock will be available to pay the redemption price. Notwithstanding the foregoing, it is the Company’s intent to convert or pay any potential redemption price on the Series B Preferred Stock through the issuance of our common stock, if possible.

Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.

Note 2.    Discontinued Operations

During fiscal 2004, we acquired, Global Thermoelectric Inc. (Global) and subsequently divested its generator product line through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. During the six months ended April 30, 2005, we exited certain facilities related to this business and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities, which resulted in total loss from discontinued operations of approximately $1.3 million. There were no discontinued operations during the three or six months ended April 30, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
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

Our investment in Versa totaled approximately $11.9 million and $12.3 million as of April 30, 2006 and October 31, 2005, respectively. Our current ownership interest is 39 percent and we account for Versa under the equity method of accounting.

Note 4. Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at April 30, 2006 and October 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At April 30, 2006
U.S. government obligations	$121,355	$53	$(641)	$120,767

At October 31, 2005
U.S. government obligations	$157,258	$--	$(606)	$156,652

Reported as:
	April 30,	October 31,
	2006	2005
Short-term investments	$79,851	$113,330
Long-term investments	41,504	43,928
Total	$121,355	$157,258

As of April 30, 2006, short-term investment securities have maturity dates ranging from May 15, 2006 to April 30, 2007, and estimated yields ranging from 2.84 percent to 4.73 percent. Long-term investment securities have maturity dates ranging from May 15, 2007 to January 31, 2008, and estimated yields ranging from 3.72 percent to 4.68 percent. Our weighted average yield on our short and long-term investments was 4.14 percent as of April 30, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Inventories

The components of inventory at April 30, 2006 and October 31, 2005 consisted of the following:

	April 30,	October 31,
	2006	2005

Raw materials	$4,184	$4,772
Work-in-process	9,881	7,369
Total	$14,065	$12,141

Our inventories are stated at the lower of recoverable cost or market price. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $7.8 million at April 30, 2006 and October 31, 2005.

Note 6. Property, Plant and Equipment

Property, plant and equipment at April 30, 2006 and October 31, 2005 consisted of the following:

	April 30, 2006	October 31, 2005	Estimated Useful Life
Land	$524	$524	—
Building and improvements	5,882	5,978	10-30 years
Machinery, equipment and software	50,293	49,435	3-8 years
Furniture and fixtures	2,354	2,354	6-10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	15,936	15,331	10 years
Construction in progress(1)	7,905	2,764
	$84,957	$78,449
Less, accumulated depreciation and amortization	(36,017)	(31,744)
Total	48,940	$46,705
____
(1)
Included in construction in progress are costs of approximately $5.8 million and $1.5 million at April 30, 2006 and October 31, 2005, respectively, to build power plants, which will service power purchase agreement contracts. These plants are being constructed by joint ventures, which the Company is an 80 percent owner and, as a result, consolidated in our financial statements.

Depreciation expense was approximately $4.4 million and $3.6 million for the six months ended April 30, 2006 and 2005, respectively.

There were no asset impairment charges during the six months ended April 30, 2006. During the six months ended April 30, 2005, we recorded a fixed asset impairment charge, related to an obsolete catalyst extruding system totaling $1.0 million, against cost of product sales. This was related to a planned change in manufacturing processes that is expected to improve product performance and reduce costs in future periods. In addition, during the six months ended April 30, 2005, we recorded a fixed asset impairment charge to discontinued operations totaling $0.9 million related to excess facilities in Calgary, Alberta, Canada.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Share-Based Compensation

The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

On November 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective approach. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which we used to account for share-based compensation transactions prior to November 1, 2005. The compensation expense for Share-Based Plans was $1.0 million and $2.1 million for the three and six months ended April 30, 2006, respectively. For the three months ended April 30, 2006, share-based compensation expense included $0.2 million in cost of product sales and revenues, $0.01 million in cost of research and development contracts, $0.7 million in general and administrative expense and $0.1 million in research and development expenses. For the six months ended April 30, 2006, share-based compensation expense included $0.3 million in cost of product sales and revenues, $0.1 million in cost of research and development contracts, $1.4 million in general and administrative expense and $0.3 million in research and development expenses. There was no share-based compensation expense recognized in the consolidated statement of operations for the three or six months ended April 30, 2005.

The following table illustrates the effect on net loss and net loss per basic and diluted share for the three and six months ended April 30, 2005 as if we had applied the fair value method to our share-based compensation:

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005

Net loss to common shareholders, as reported	$(16,804)	$(36,170)
Add: Share-based employee compensation expense included in reported net loss	--	--
Less: Total share-based employee compensation expense determined under the fair value method for all awards	(1,770)	(3,395)
Pro forma net loss to common shareholders	$(18,574)	$(39,565)

Loss per basic and diluted common share to common shareholders, as reported	$(0.35)	$(0.75)
Pro forma loss per basic and diluted common share to common shareholders	$(0.39)	$(0.82)

Equity Incentive Plans

The Board adopted the 1988, 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 12,706,000 shares of common stock may be granted as options or stock to our officers, key employees and directors. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at April 30, 2006 and 2005.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility for the three and six months ended April 30, 2006 is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. Expected volatility for the three and six months ended April 30, 2005 is based on the historical volatility of the Company’s stock. We use historical data to estimate the expected term of options granted.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Expected life (in years)	6.30	6.25	6.31	6.25
Risk-free interest rate	4.61%	4.05%	4.54%	4.05%
Volatility	56.4%	73.2%	56.5%	73.2%
Dividend yield	--	--	--	--

The following table summarizes the Plans’ stock option activity for the six months ended April 30, 2006:

	Number of options	Weighted average option price
Outstanding at October 31, 2005	5,886,336	$10.26
Granted	1,020,858	10.10
Exercised	(259,375)	4.49
Forfeited/Cancelled	(60,537)	14.52
Outstanding at April 30, 2006	6,587,282	$10.42

The weighted average grant-date fair value per share for options granted during the three and six months ended April 30, 2006 was $6.29 and $5.93, respectively, and was $6.00 and $6.02, respectively, for the three and six months ended April 30, 2005. The total intrinsic value of options outstanding and options exercisable at April 30, 2006 was $29.3 million and $22.4 million, respectively. The total intrinsic value of options exercised during the three and six months ended April 30, 2006 was $1.6 million and $1.9 million, respectively, and was $0.2 million and $0.3 million for the three and six months ended April 30, 2005, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at April 30, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28 -$5.10	1,603,728	1.56	1.67	1,603,228	1.66
$5.11 -$9.92	1,669,430	7.97	7.89	637,114	7.10
$9.93 -$14.74	2,099,506	7.53	12.43	1,068,570	13.50
$14.75 -$19.56	661,618	4.62	17.58	651,868	17.60
$19.57 -$24.39	279,000	4.40	23.01	279,000	23.01
$24.40-$29.21	27,000	4.74	26.15	27,000	26.15
$29.22-$34.03	183,000	4.51	29.91	183,000	29.91
$34.04 -$48.49	64,000	4.45	38.50	64,000	38.50
	6,587,282	5.64	10.42	4,513,780	10.67

As of April 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $11.9 million, which is expected to be recognized over the next 1.6 years on a weighted-average basis.

During the first six months of fiscal 2006, we issued 14,480 shares of common stock with a value of $0.1 million to directors as compensation (in lieu of cash). These shares were fully vested at the date of grant. No shares of common stock were issued to directors during the six months ended April 30, 2005.

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the “ESPP”) on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of April 30, 2006, there were 375,525 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits. During the November 1, 2005 through April 30, 2006 purchase period, we had 105 employees enrolled and participating in the ESPP.

Activity in the ESPP for the six months ended April 30, 2006 was as follows:

Number of Shares
Balance at October 31, 2005	396,171
Issued @ $6.76	(20,646)
Balance at April 30, 2006	375,525

The weighted-average grant date fair value of shares under the ESPP during the six months ended April 30, 2006 was $2.54.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and six months ended April 30, 2006
Expected life (in years)	.5
Risk-free interest rate	4.2%
Volatility	49.5%
Dividend yield	--

Incentive Compensation

Stock may be issued to employees as part of our annual incentive bonus. During the six months ended April 30, 2006, we issued 75,585 shares of common stock with a value of $0.7 million as incentive bonus (in lieu of cash). No such shares were issued for the six months ended April 30, 2005, however 67,456 shares of common stock were issued as incentive bonus (in lieu of cash) in the third quarter of fiscal 2005.

Note 8. Shareholders' Equity

Changes in shareholders’ equity were as follows for the six months ended April 30, 2006:

Balance at October 31, 2005 (revised)	$142,481
Increase in additional paid-in-capital for conversion of Series B redeemable preferred stock	37,168
Sale of common stock	7,803
Increase in additional paid-in-capital for 2006 share-based compensation	2,119
Increase in additional paid-in-capital for stock issued under employee benefit plans	2,027
Accretion of fair value discount of preferred stock	680
Reduction of additional paid in capital for accretion of discount	(680)
Series B preferred dividends	(6,300)
Series 1 preferred dividends	(238)
Net loss	(33,133)
Balance at April 30, 2006	$151,927

Sale of Common Stock

During the six months ended April 30, 2006, we sold 661,000 shares of our common stock. Total net proceeds to us from the sale of these securities was approximately $7.8 million and was used to pay the conversion premium on the converted shares of our Series B Preferred Stock, discussed below, and to pay dividends on our Series B Preferred Stock.

Redeemable Series B Preferred Shares

On November 11, 2004, we entered into a purchase agreement with Citigroup Global Markets Inc., RBC Capital Markets Corporation, Adams Harkness, Inc., and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004 and January 25, 2005, we closed on the sale of 100,000 shares and 5,875 shares, respectively, of Series B Preferred Stock to the Initial Purchasers. At April 30, 2006 and October 31, 2005, there were 200,000 authorized and there were 66,120 and 105,875 shares issued and outstanding, respectively. The carrying value of the Series B Preferred Stock as of October 31, 2005 represents the net proceeds to us of approximately $99.0 million. The carrying value of approximately $61.8 million represents the net proceeds to us related to number of shares of Series B Preferred Stock outstanding as of April 30, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

During the three months ended April 30, 2006, we converted 39,755 shares of Series B Preferred Stock (the "Shares") into 3,383,403 shares of our common stock. The conversion occurred pursuant to the terms of the Certificate of Designation for the Series B Preferred Stock, whereby upon conversion, the holders received 85.1064 shares of our common stock per share of Series B Preferred Stock. In addition, pursuant to the conversion of the Shares, we paid the holders of the Shares a per Share conversion premium ("Conversion Premium"). The aggregate Conversion Premium was $4.1 million and was accounted for as a dividend in the Consolidated Statements of Operations.

Shares of our Series B Preferred Stock will not be redeemable by us, except in the case of a fundamental change (as set forth below) whereby holders may require us to purchase all or part of their shares at a redemption price equal to 100% of the liquidation preference of the shares of Series B Preferred Stock to be repurchased, plus accrued and unpaid dividends, if any. The conversion price of the Series B Preferred Stock is subject to adjustment in certain circumstances as set forth in the Company’s Certificate of Designation for the Series B Preferred Stock to prevent dilution of the interests of the holders of the Series B Preferred Stock. We may, at our option, elect to pay the redemption price in cash or, in shares of our common stock valued at a discount of 5% from the market price of shares of our common stock, or any combination thereof. Notwithstanding the foregoing, we may only pay such redemption price in shares of our common stock that are registered under the Securities Act of 1933 and eligible for immediate sale in the public market by non-affiliates of the Company.

Redemption by holders of the Series B Preferred Stock can only occur upon a fundamental change, which the Company does not consider to be probable at this time. Accordingly, future adjustments of the redemption price will only be made if and when a fundamental change is considered probable.

A “fundamental change” will be deemed to have occurred if any of the following occurs:

(1) any "person" or "group" is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of all classes of our capital stock then outstanding and normally entitled to vote in the election of directors;

(2) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors (together with any new directors whose election by our Board of Directors or whose nomination for election by our shareholders was approved by a vote of two-thirds of our directors then still in office who were either directors at the beginning of such period or whose election of nomination for election was previously so approved) cease for any reason to constitute a majority of our directors then in office;

(3) the termination of trading of our common stock on the Nasdaq Stock Market and such shares are not approved for trading or quoted on any other U.S. securities exchange; or

(4) we consolidate with or merge with or into another person or another person merges with or into us or the sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of our assets and certain of our subsidiaries, taken as a whole, to another person and, in the case of any such merger or consolidation, Our securities that are outstanding immediately prior to such transaction and which represent 100% of the aggregate voting power of our voting stock are changed into or exchanged for cash, securities or property, unless pursuant to the transaction such securities are changed into securities of the surviving person that represent, immediately after such transaction, at least a majority of the aggregate voting power of the voting stock of the surviving person.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Notwithstanding the foregoing, holders of shares of Series B Preferred Stock will not have the right to require us to repurchase their shares if either:

•
the last reported sale price of shares of our common stock for any five trading days within the 10 consecutive trading days ending immediately before the later of the fundamental change or its announcement equaled or exceeded 105% of the conversion price of the shares of Series B Preferred Stock immediately before the fundamental change or announcement;

•
at least 90% of the consideration, excluding cash payments for fractional shares and in respect of dissenters' appraisal rights, in the transaction constituting the fundamental change consists of shares of capital stock traded on a U.S. national securities exchange or which will be so traded or quoted when issued or exchanged in connection with a fundamental change and as a result of the transaction, shares of Series B Preferred Stock become convertible into such publicly traded securities; or

•	in the case of number 4 above of a fundamental change event, the transaction is effected solely to change our jurisdiction of incorporation.

Series 1 Preferred Shares

In conjunction with our acquisition of Global, we assumed the preferred share obligation comprised of 1,000,000 Series 2 non-voting Preferred shares. With the sale of the Global entity in May of 2004, the Global Series 2 Preferred shares were cancelled, and replaced with equivalent Series 1 Preferred shares issued by FuelCell Energy, Ltd. The Series 1 Preferred shares are convertible at the option of the holder into a certain number of FuelCell Energy, Inc. common shares based on the date of conversion.

As of the November 3, 2003, the acquisition date of Global, the fair value of the Series 1 Preferred shares was determined to be $9.1 million. This valuation was performed using the income approach to estimate the fair value of the securities based on expected future economic benefits. In applying this method, cash flows are estimated for the life of the securities and then discounted to present value to arrive at an indication of fair value. Amounts projected and then discounted included future dividend payments and conversion of the securities in 2020. Implicit in this valuation are certain assumptions regarding timing and payment of dividends and the ultimate conversion of the securities. In discounting future cash flows, a discount rate of 13 percent was used which is a rate comparable to yield indexes of technology high yield bonds trading as of the valuation date. In addition to the discount rate, as these securities are not publicly traded, the valuation assumed an additional marketability discount of 15 percent. Because the Series 1 Preferred shares were issued as a replacement of the Series 2 Preferred shares with equivalent terms and dividend requirements, the Company determined that the fair value of the Series 1 Preferred shares determined on the acquisition date of Global was equivalent to the Series 2 Preferred shares. The fair value of the Series 1 Preferred shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of April 30, 2006, the Series 1 Preferred shares had an accreted value of $12.2 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The significant terms of the Series 1 Preferred stock include the following:

Voting Rights - The holders of the Series 1 Preferred shares are not entitled to any voting rights or to receive notice of or to attend any meeting of the shareholders of FuelCell Energy, Ltd., but shall be entitled to receive notice of meetings of shareholders of FuelCell Energy, Ltd. called for the purpose of authorizing the dissolution or sale of its assets or a substantial part thereof.

Dividends - Quarterly dividends of Cdn.$312,500 accrue on the Series 1 Preferred shares (subject to possible reduction pursuant to the terms of the Series 1 Preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. (“Enbridge”), the sole current holder of the Series 1 Preferred shares, as long as Enbridge holds these shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. From 2010 through 2020, FuelCell Energy, Ltd. would be required to pay annual dividend amounts totaling Cdn.$1.25 million. The Company has guaranteed the dividend obligations to the Series 1 Preferred shareholders.

Dividend and accrued interest payments can be made in cash or common stock, at the option of FuelCell Energy, Ltd., and such shares issuable may be unregistered. If the Company elects to make such payments using shares of common stock, the number of common shares is determined by dividing the cash dividend obligation by 95% of the volume weighted average price in U.S. dollars at which the common shares have been traded on NASDAQ during the 20 consecutive trading days preceding the end of the calendar quarter for which such dividend in common shares is to be paid converted into Canadian dollars using the Bank of Canada’s noon rate of exchange on the day of determination.

Redemption - FuelCell Energy, Ltd., at its option, may redeem the whole or any part of the Series 1 Preferred shares if the trading price of our common stock for a calculated period is not less than 120% of the current conversion price and any accrued and unpaid dividends. On and after July 31, 2010, the Series 1 Preferred shares are redeemable by FuelCell Energy, Ltd. for Cdn.$25 per share and any accrued and unpaid dividends. Holders of the Series 1 Preferred shares do not have any mandatory or conditional redemption rights.

Liquidation or Dissolution - In the event of the liquidation or dissolution of the Company, the holder of Series 1 Preferred shares will be entitled to receive a priority of Cdn.$25,000,000 and any accrued and unpaid dividends. These liquidation obligations have been guaranteed by the Company.

Conversion - A holder of Series 1 Preferred shares has the right to convert such shares into fully paid and non-assessable common stock of the Company at the following conversion prices:
•	Cdn$120.22 per share of our common stock until July 31, 2010;
•	Cdn$129.46 per share of our common stock after July 31, 2010 until July 31, 2015;
•	Cdn$138.71 per share of our common stock after July 31, 2015 until July 31, 2020; and
•	at any time after July 31, 2020, at a price equal to 95% of the then current market price (in Cdn.$) of shares of our common stock at the time of conversion.

Conditions resulting in adjustments to conversion rate - The conversion rate set forth above shall be adjusted if we: (i) split our shares of common stock; (ii) pay a stock dividend; (iii) issue rights, options or other convertible securities to our common stockholders enabling them to acquire our common stock at a price less than 95% of the then-current price; or (iii) fix a record date to distribute to our common stockholders shares of any class of securities, indebtedness or assets.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Warrants

We issued warrants to purchase shares of our common stock to Marubeni Corp. and Enbridge Inc. as part of their distribution agreements. The warrants for each distributor vest in separate tranches if certain order levels are received by specified dates. As of April 30, 2006, Marubeni held 400,000 warrants and Enbridge held 1,000,000 warrants that were unvested.

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
United States	$7,838	$4,513	$12,026	$9,335
Japan	*	1,585	*	2,867
Germany	1,555	*	2,869	1,451

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and six months ended April 30, 2006 and 2005 are as follows:

	Three months ended April 30,				Six months ended April 30,
	2006		2005		2006		2005
U.S. Government (1)	31%		45%		37%		39%
Marubeni Corporation	*	%	27%		*	%	21%
MTU CFC Solutions, GmbH	16%		*	%	19%		11%
County of Alameda, CA	*	%	*	%	*	%	10%
Logan Energy	18%		*	%	11%		* %
PPL Energy Plus	*	%	12%		*	%	* %

* Less than 10 percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Weighted average basic common shares	49,319,174	48,185,809	48,931,325	48,184,926
Effect of dilutive securities(1)	--	--	--	--
Weighted average basic common shares adjusted for diluted calculations	49,319,174	48,185,809	48,931,325	48,184,926
____
(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at April 30, 2006 and 2005 totaled 4,250,464 and 2,406,611, respectively. Future potentially dilutive stock options that were not in-the-money at April 30, 2006 and 2005 totaled 2,336,818 and 3,484,293, respectively. We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

Note 11. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Six Months Ended April 30,
	2006	2005
Cash paid during the period for:
Interest	$54	$73
Taxes	$186	$261

Supplemental disclosure of non-cash investing and financing activities:
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$--	$12,132

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

Results of operations. This section provides an analysis of our results of operations for the three and six months ended April 30, 2006 and 2005, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section discusses any new accounting pronouncements that had an impact on our consolidated financial statements during the reporting period.

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

OVERVIEW

FuelCell Energy, Inc. (the “Company”, “we”, “us” or “our”) is a world leader in the development and manufacture of fuel cell power plants for clean, efficient and reliable electric power generation.  We have been developing fuel cell technology since our founding in 1969. We are currently commercializing our core carbonate fuel cell products (Direct FuelCell® or DFC® power plants”), offering stationary applications for commercial and industrial customers and continuing to develop our next generation of carbonate fuel cell products. In addition, we are developing another high temperature fuel cell system, planar solid oxide fuel cell (“SOFC”) technology, as a prime contractor in the U.S. Department of Energy’s (“DOE”) Solid State Energy Conversion Alliance (“SECA”) Program and through our ownership interest in Versa Power Systems, Inc. (“Versa”).

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

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 250 kW, 1 MW and 2 MW, respectively, and these capacities are expected to increase to 300 kW, 1.2 MW and 2.4 MW, respectively, in late-2006. Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Ideally, our DFC power plants are part of a total onsite power generation solution for commercial and industrial customers, with our high efficiency products providing the base load power. Grid-delivered electricity or less efficient combustion-based equipment can provide peaking and load following energy needs. Through April 30, 2006, over 108 million kWhs of electricity have been generated from power plants incorporating our DFC technology at over 45 customer sites worldwide.

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

While we believe that we are making significant progress, we continue to face obstacles that can lengthen the sales cycle.  Recently, sales have been impacted by volatile fuel prices and lagging electric rates. We can face regulatory uncertainty for distributed generation, long capital appropriation cycles, interconnect issues, disparate recognition of the locational value and environmental benefits of distributed generation, standby power costs and stranded asset exit fees.  In addition, due to the early commercialization stage of our DFC power plants and our low volume of sales, our product pricing is generally higher than competing products that are more mature. These factors can slow and constrict our sales cycle and delay our growth. Our sales for the last two years have been approximately 6 MW of power plants per year. In 2006, we have increased our production rate to 9 MW of power plants per year.

We are currently selling our products to customers in high cost electricity markets. We believe that market clearing prices in California and the Northeast are between $2,000 and $3,000 per kW and up to $4,000/kW in Asia and for mission-critical applications that demand higher reliability. The manufactured cost of our standard sub-MW product design at the end of 2005 was approximately $4,600 per kW (reduced from approximately $6,200/kW at the end of 2004) and our 1 MW product was approximately $4,300/kW. Our cost reduction plans and increased volume will bring us closer to market clearing prices through process improvements, value engineering, supplier/purchasing opportunities, and product output and efficiency improvements. Our primary focus in 2006 is to reduce the cost of our 2 MW DFC3000 power plant to a range between $3,200/kW and $3,500/kW, and below $3,000/kW with increased volume.

RECENT DEVELOPMENTS

Change in Executive Management

On January 12, 2006, we announced that R. Daniel Brdar was promoted to President and Chief Executive Officer. Jerry D. Leitman retained the position of Chairman of the Board in the Company's planned management succession.

On February 15, 2006, Dr. Hans Maru retired as Chief Technology Officer, but will remain as a consultant to the Company. The Chief Technology Officer responsibilities will be assumed by executives within the Company.

On April 17, 2006, Bruce Ludemann was named Senior Vice President of Sales and Marketing for the Company and will focus on MW and multi-MW sales opportunities and developing repeatable customers in the Company’s key global markets.

Conversion of Series B Cumulative Convertible Preferred Stock

We have completed transactions with certain holders of the Company’s Series B Cumulative Convertible Preferred Stock to convert an aggregate of 41,755 shares of Series B Preferred Stock into approximately 3.6 million shares of common stock. Pursuant to the conversion of the preferred shares, we have paid the holders a per share conversion premium of approximately $4.3 million or an average of $103.02 per share of Series B Preferred Stock. This conversion resulted in a charge of $4.3 million or $0.09 per basic and diluted share during the three months ended April 30, 2006. As a result of this conversion, quarterly dividend obligations will be reduced by approximately $0.5 million or $0.01 per basic and diluted share beginning in the third quarter of fiscal 2006.

Common Stock Offering

During fiscal 2006, we sold 661,000 shares of our common stock on the open market pursuant to a S-3 registration statement filed in June 2005. Total net proceeds to us from the sale of these securities was approximately $7.8 million and was used to pay the $4.3 million conversion premium on the converted shares of our Series B Preferred Stock and make dividend payments on our Series B Preferred Stock.

2006 Equity Incentive Plan

In February 2006, the Board adopted the Company's 2006 Equity Incentive Plan (the "2006 Plan"). This plan was approved by shareholders at the Company’s March 2006 Annual Meeting. The purpose of the 2006 Plan is to attract and retain key employees, directors, advisors and consultants, to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. There are a total of 2,500,000 shares of Common Stock available for issuance under the 2006 Plan, subject to adjustment for any stock dividend, recapitalization, stock split, stock combination or certain other corporate reorganizations. A complete description of this plan was included in our 2006 Proxy Statement.

Adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payments”

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Share-based compensation of $1.0 million and $2.1 million was recognized in the consolidated statement of operations for the three and six months ended April 30, 2006, respectively. Refer to Note 7 of the consolidated financial statements for additional information.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of April 30, 2006, research and development sales backlog totaled $9.9 million, of which 87 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are recognized ratably over the contract term. Revenue from electricity sales under power purchase agreements are recognized as power is produced. Revenue from incentive funding is recognized ratably over the term of the incentive funding agreement.

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

As of April 30, 2006 and October 31, 2005, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $8.4 million and $8.0 million, respectively, which equates to a reduction of approximately 36 and 39 percent, respectively, of the gross inventory value. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These costs are classified as research and development expenses on our consolidated statements of operations.

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators. Indicators that management uses include revenues, margins and cost ratios compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.

Comparison of Three Months ended April 30, 2006 and April 30, 2005

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended April 30, 2006 and 2005 (dollar amounts in thousands), respectively:

	Three Months Ended April 30, 2006		Three Months Ended April 30, 2005
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	Percentage Increase in Revenues

Product sales and revenues	$6,487	68%	$3,348	55%	94%
Research and development contracts	3,047	32%	2,766	45%	10%
Total	$9,534	100%	$6,114	100%	56%

	Three Months Ended April 30, 2006		Three Months Ended April 30, 2005
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	Percentage Increase in Costs of Revenues

Product sales and revenues	$15,742	85%	$10,598	80%	49%
Research and development contracts	2,713	15%	2,616	20%	4%
Total	$18,455	100%	$13,214	100%	40%

Total revenues for the three months ended April 30, 2006 increased by $3.4 million, or 56 percent, to $9.5 million from $6.1 million during the same period last year. Components of revenues and costs of revenues are as follows:

Product sales and revenues

Product sales and revenue increased $3.1 million to $6.5 million or 94% for the three months ended April 30, 2006, compared to $3.3 million for the same period in 2005. Revenue during the quarter included approximately $5.2 million of product and stack components and approximately $1.3 million of revenue on power purchase and service agreements. The increase in product sales and revenues is primarily due to the timing of customer delivery requirements on existing backlog and a 1 MW order received during the quarter that has entered production.

At April 30, 2006, product sales backlog totaled approximately $23.9 million, compared to $20.4 million as of April 30, 2005. Included in these figures are $6.5 million and $1.6 million, respectively, related to long-term service agreements. Product backlog does not include power purchase or incentive funding agreements.

Cost of product sales and revenues increased to $15.7 million during the three months ended April 30, 2006, compared to $10.6 million during the same period of the prior year. The ratio of product cost to sales was 2.4-to-1 during the three months ended April 30, 2006, compared to 3.2-to-1 during the three months ended April 30, 2005. This ratio is inclusive of any lower of cost or market adjustments in cost of sales related to power plants for power purchase agreements. Costs related to power purchase agreements were $3.2 million and $3.0 million for the three months ended April 30, 2006 and 2005, respectively. Excluding power purchase agreement costs, our cost ratios would have been approximately 1.9-to-1 and approximately 2.3-to-1 for the three months ended April 30, 2006 and 2005, respectively. The ratio of costs to product sales improved due to reduced-cost DFC power plants entering into production as well as increased revenue related to power purchase agreements.

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

Research and development contracts

Research and development revenue increased $0.3 million to $3.0 million for the three months ended April 30, 2006, compared to $2.8 million for the same period in 2005. Research and development contract revenue for the three months ended April 30, 2006 was primarily related to solid oxide fuel cell (SOFC) development, combined cycle Direct FuelCell/Turbine® development under U.S. Department of Energy programs and the Navy’s Ship Service Fuel Cell program.

Cost of research and development contracts increased $0.1 million to $2.7 million during the three months ended April 30, 2006, compared to $2.6 million for the same period in 2005. The ratio of research and development cost to revenue improved to .89-to-1 from .95-to-1 over the same quarter a year ago due to the current mix of cost share contracts.

As of April 30, 2006, research and development sales backlog totaled approximately $9.9 million of which Congress has authorized funding of $8.6 million, compared to $22.3 million ($13.3 million funded) as of April 30, 2005. The Company was selected for awards by the DOE to develop a high temperature membrane for Polymer Electrolyte Membrane fuel cells and to develop a coal-based multi-megawatt Solid Oxide Fuel Cell/Turbine system. These awards will add approximately $20 million to backlog once these contracts are finalized.

Administrative and selling expenses

Administrative and selling expenses increased $1.1 million to $4.7 million during the three months ended April 30, 2006, compared to $3.6 million in the same period of the prior year. This increase is primarily due to share-based compensation of approximately $0.7 million resulting from the adoption of SFAS 123R and higher marketing salaries and professional costs of approximately $0.3 million for commercial market development and increased proposal activity for R&D and commercial contracts.

Research and development expenses

Research and development expenses increased to $5.4 million during the three months ended April 30, 2006, compared to $5.3 million recorded in the same period of the prior year. The increase in the quarter is due to development costs for sub and megawatt cost reduction and costs related to our efforts to extend stack life from the current three years to five years and longer.

Loss from operations

Loss from operations for the three months ended April 30, 2006 totaling $19.0 million is approximately $3.0 million higher than the $16.0 million loss recorded in the comparable period last year. Operating loss was higher as commercial product sales and revenues grew over the prior year quarter. The cost-to-sales ratio (gross margin) for both commercial product sales and revenues and government research and development contracts improved in the quarter as we continue to bring reduced-cost DFC power plants into production. Cost savings were partially offset by the recognition of $1.0 million in share-based compensation resulting from the adoption of SFAS 123R, higher marketing and professional costs within administrative and selling expenses and higher research and development expenses.

Loss from equity investments

Our investment in Versa totaled approximately $11.9 million and $12.3 million as of April 30, 2006 and October 31, 2005, respectively. Our current ownership interest is 39% and we account for Versa under the equity method of accounting. Our share of equity losses for the three months ended April 30, 2006 and 2005 were $0.3 million and $0.3 million, respectively. In April 2006, we entered into an agreement to sell our equity investment in Everplore Technology (Xiamen) Co for a gain of approximately $37 thousand which off-set losses from equity investments.

Interest and other income, net

Interest and other income, net, was $1.2 million for the three months ended April 30, 2006, compared to $1.1 million for the same period in 2005. Interest income increased due to higher average yields on invested balances.

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

Comparison of Six Months ended April 30, 2006 and April 30, 2005

Revenues and costs of revenues

The following tables summarize our revenue mix for the six months ended April 30, 2006 and 2005 (dollar amounts in thousands), respectively:

	Six Months Ended April 30, 2006		Six Months Ended April 30, 2005		Percentage Increase
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	in Revenues
Product sales and revenues	$9,487	61%	$8,380	61%	13%
Research and development contracts	5,991	39%	5,288	39%	13%
Total	$15,478	100%	$13,668	100%	13%

	Six Months Ended April 30, 2006		Six Months Ended April 30, 2005		Percentage Increase
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	in Costs of Revenues
Product sales and revenues	$25,092	82%	$24,311	82%	3%
Research and development contracts	5,636	18%	5,430	18%	4%
Total	$30,728	100%	$29,741	100%	3%

Total revenues for the six months ended April 30, 2006 increased by $1.8 million, or 13 percent, to $15.5 million from $13.7 million during the same period last year. Components of revenues and costs of revenues are as follows:

Product sales and revenues

Product sales and revenue increased $1.1 million to $9.5 million for the six months ended April 31, 2006, compared to $8.4 million for the same period in 2005. Revenue for the six month period included approximately $7.2 million of product and stack components and approximately $2.3 million of revenue on power purchase and service agreements. The increase in product sales and revenues is primarily due to the timing of customer delivery requirements on new and existing backlog and increased revenue on power purchase and service agreements over the prior year period.

Cost of product sales and revenues increased to $25.1 million during the six months ended April 30, 2006 compared to $24.3 million during the same period of the prior year. Included in cost of sales during the six months ended April 30, 2005 was a non-cash fixed asset impairment charge totaling $0.9 million. This was related to a planned change in manufacturing processes expected to increase electrical output (“uprate”) for improved product performance and reduced cost in future periods.

The ratio of product cost to sales improved to 2.6-to-1 during the six months ended April 30, 2006 from 2.9-to-1 during the six months ended April 30, 2005. This ratio is inclusive of any lower of cost or market adjustments in cost of sales related to power plants for power purchase agreements. Costs related to power purchase agreements were $5.1 million and $5.4 million for the six months ended April 30, 2006 and 2005, respectively. Excluding power purchase agreement costs and the one-time asset impairment charge described above, our cost ratios would have been approximately 2.09-to-1 compared to 2.14-to-1 in the six months ended April 30, 2006 and 2005, respectively. The ratio of costs to product sales was improved, compared to the same period of a year ago, due to reduced-cost DFC power plants entering into production as well as increased revenue related to power purchase agreements. This improvement was partially offset by costs for spare module components for the growing fleet and higher inventory for the transition to cost reduced designs as well as higher insurance costs.

We expect to continue to sell our DFC products at prices lower than our production costs until such time as we are able to reduce product costs through our engineering and manufacturing efforts and production volumes increase.

Research and development contracts

Research and development revenue increased $0.7 million to $6.0 million for the six months ended April 30, 2006, compared to $5.3 million for the same period in 2005. Cost of research and development contracts increased to $5.6 million during the six months ended April 30, 2006, compared to $5.4 million for the same period in 2005.

Research and development contract revenue and costs were primarily related to SOFC development under the DOE’s Solid State Energy Conversion Alliance Program, the combined cycle Direct FuelCell/Turbine® development under DOE’s Vision 21 program, and the Ship Service Fuel Cell contract with the U.S. Navy. The ratio of research and development cost to revenue improved to 0.9-to-1 from 1.0-to-1 over the same period a year ago due to the current mix of cost share contracts.

Administrative and selling expenses

Administrative and selling expenses increased by $2.2 million to $8.9 million during the six months ended April 30, 2006 compared to $6.7 million in the same period of the prior year. This increase is primarily due to share-based compensation of approximately $1.4 million resulting from the adoption of SFAS 123R, higher marketing salaries and professional costs of approximately $0.7 million resulting from commercial market development and increased proposal activity for R&D and commercial contracts, and other net changes.

Research and development expenses

Research and development expenses increased to $11.3 million during the six months ended April 30, 2006 compared to $10.5 million recorded in the same period of the prior year. The increase in the quarter is due to development costs for sub and megawatt power plant cost reduction and costs related to our efforts to extend stack life from the current three years to five years and longer.

Loss from operations

The net result of our revenues and costs was a loss from operations for the six months ended April 30, 2006 totaling $35.4 million. This operating loss is approximately 6 percent higher than the $33.3 million loss recorded in the comparable period last year. Operating loss was higher as commercial product sales and revenues grew over the prior year. The cost-to-sales ratio (gross margin) for both commercial product sales and revenues and government research and development contracts improved in the six month period as we continue to bring reduced-cost DFC power plants into production. Cost savings were partially offset by the recognition of $2.1 million in share-based compensation resulting from the adoption of SFAS 123R, higher marketing and professional costs within administrative and selling expenses and higher research and development expenses.

Other factors impacting the operating loss included development of our distribution network, increases in depreciation on new production equipment, business insurance premiums, information systems and infrastructure development. We expect to incur operating losses in future reporting periods as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our “cost out” initiatives.

Loss from equity investments

Our investment in Versa totaled approximately $11.9 million and $12.3 million as of April 30, 2006 and as of October 31, 2005, respectively. Our current ownership interest is 39% and we account for our investment in Versa under the equity method of accounting. Our share of equity losses for the six months ended April 30, 2006 and 2005 were $0.5 million and $0.7 million, respectively.

In April 2006, we entered into an agreement to sell our equity investment in Everplore Technology (Xiamen) Co for a gain of approximately $37 thousand, which offset losses from equity investments.

Interest and other income, net

Interest and other income, net, was $2.8 million for the six months ended April 30, 2006, compared to $2.0 million for the same period in 2005. Interest income increased due to higher average yields on invested balances.

Discontinued operations, net of tax

There were no discontinued operations in fiscal 2006. During the six months ended April 30, 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million and approximately $0.4 million of exit costs related to these facilities. This resulted in total loss from discontinued operations of approximately $1.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $150.6 million of cash, cash equivalents and investments as of April 30, 2006, compared to $180.0 million as of October 31, 2005. Net cash and investments used during the six months ended April 30, 2006 was $29.4 million. Cash and investments used during the six months ended April 30, 2006 include dividend payments on our preferred stock of $7.0 million (includes $4.1 million related to the conversion of 39,755 shares of Series B Preferred Stock), proceeds from the issuance of common stock of $7.8 million, proceeds from common stock issued for option and stock purchase plans of $1.3 million and receipt of incentive funding related to our power purchase agreements of $3.0 million.

Cash Inflows and Outflows

Cash and cash equivalents as of April 30, 2006 totaled $29.3 million, reflecting an increase of $6.6 million from the balance reported as of October 31, 2005. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the six months ended April 30, 2006, we used $24.3 million in cash in our operating activities, compared to operating cash usage of $31.7 million during the comparable period of the prior year. Cash used in operating activities during the six months ended April 30, 2006 consists of a net loss for the period of approximately $33.1 million, offset by non-cash adjustments totaling $7.0 million, including $2.1 million of share-based compensation and depreciation and amortization expense of $4.5 million.

In addition, cash provided by working capital totaled approximately $1.8 million, including lower accounts receivable of $1.2 million, higher deferred revenue of approximately $3.1 million and higher accounts payable of $1.1 million, partially offset by an increase in inventories of approximately $1.9 million, increases in prepaid insurance of approximately $0.8 million and advances to vendors of approximately $0.6 million due to increased production activity.

Investing Activities:  During the six months ended April 30, 2006, net cash provided by investing activities totaled $29.0 million, compared with net cash used of approximately $95.6 million in the comparable period of the prior year. Capital expenditures totaled $6.6 million for the six months ended April 30, 2006. This included approximately $4.9 million for equipment being built for power purchase agreements in our Alliance entities. During the first six months of fiscal 2006, approximately $107.2 million of investments in U.S. Treasury Securities matured and new treasury purchases totaled $71.5 million.

Financing Activities:  During the six months ended April 30, 2006, net cash provided by financing activities was approximately $1.8 million, compared to $97.6 million in the comparable period of the prior year. For the first six months of fiscal 2006, cash provided by financing activities related to net proceeds from the sale of common stock of approximately $7.8 million and proceeds from employee stock option exercises of approximately $1.3 million. This was offset by the payment of dividends on our Series 1 and Series B Preferred Stock of approximately $7.0 million, including $4.1 million related to the conversion of 39,755 shares of Series B Preferred Stock.

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

We continue to target annual cost reductions of 20 to 25 percent per year across all product lines. With the market demand shifting toward multi-MW projects as a result of emerging renewable portfolio standards programs, our focus in 2006 is predominantly on cost reduction for the 2 MW DFC3000 power plant. With additional value engineering initiatives, we anticipate that we can reduce the cost of DFC3000 power plant to a range between $3,200/kw to $3,500/kW by the end of 2006 based on our current production levels.

Increasing annual order volume

In addition to the cost reduction initiatives discussed above, we will need to increase annual order volume. We believe that increased production volumes are necessary to lower costs by leveraging supplier/purchasing opportunities, incorporating manufacturing process improvements and spreading fixed costs over higher units of production. Our manufacturing and conditioning facilities have equipment in place to accommodate 50 MW of annual production volume. Higher production volume will require increasing the manufacturing workforce.

With our currently achieved and projected annual cost reduction targets, we believe we can reach gross margin break-even on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that Company net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, then we believe that the gross margin and net income break-even volumes can be lower. Our fiscal 2005 production volume was approximately 6 MW, which has been increased to a 9 MW run rate.

We anticipate that our existing capital resources, together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of April 30, 2006 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$3,358	$831	$1,545	$982	$--
Term loans (principal and interest)	963	423	532	8	--
Purchase commitments(2)	27,128	23,842	3,286	--	--
Series I Preferred dividends payable (3)	19,834	379	758	9,464	9,233
Series B Preferred dividends payable (4)	12,067	3,206	6,412	2,449	--
Totals	$63,350	$28,681	$12,533	$12,903	$9,233

(1)	Future minimum lease payments on capital and operating leases.
(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
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

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at April 30, 2006 is 6.5 percent and the outstanding principal balance on this loan is approximately $0.8 million.

Approximately $0.7 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of April 30, 2006, our research and development sales backlog totaled $9.9 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $5.5 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of April 30, 2006, we had product sales backlog of approximately $17.4 million. We do not expect sales from this backlog to be profitable.

Long-term Service Agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we will provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given the early stage of development could be materially different from actual expenses. As of April 30, 2006, we had a service agreement sales backlog of approximately $6.6 million.

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

We have qualified for incentive funding for these projects in California under the state’s Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of April 30, 2006 we had deferred revenue totaling $6.9 million on the consolidated balance sheet related to incentive funding received on PPAs.

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of five to ten years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPAs as power is produced. As owner of the power plants in these PPA entities, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. The assets, including fuel cell power plants in these PPA entities, are carried at fair value on the consolidated balance sheets based on our estimates of future revenues and expenses. Should actual results differ from our estimates, our results of operations could be negatively impacted. We are not required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.

As of April 30, 2006, we had 2.5 MW of power plants in operation under PPAs ranging from 5 - 10 years with an additional 1.5 MW under contract.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2006, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.3 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of April 30, 2006, approximately $0.7 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

We recognized a foreign currency loss of approximately ($0.02) million and a foreign currency gain of approximately $0.03 million for the three and six months ended April 30, 2006, respectively. Foreign currency losses of approximately ($0.03) million and ($0.06) million were recognized in the three and six months ended April 30, 2005, respectively. This has been recorded as a component of ‘Interest and other income’ on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were three matters submitted to a vote of securities holders during the second quarter of fiscal 2006 at the FuelCell Energy, Inc. Annual Shareholders’ Meeting, which was held on March 28, 2006. Following are the three proposals:

(1) To elect ten directors to serve for the ensuing year and until their successors are duly elected and qualified.

The results of the voting were as follows:

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

Jerry D. Leitman	39,734,567	584,253
R. Daniel Brdar	39,835,571	483,249
Warren D. Bagatelle	39,705,867	612,953
Michael Bode	35,885,061	4,433,759
James D. Gerson	39,696,383	622,437
Thomas L. Kempner	39,577,229	741,591
William A. Lawson	38,631,240	1,687,580
Charles J. Murphy	39,849,102	469,718
George K. Petty	38,663,898	1,654,922
John A. Rolls	38,778,924	1,539,896

(2) To ratify the selection of the independent registered public accounting firm for fiscal year 2006.

The results of the voting were as follows:

VOTES FOR	39,855,663
VOTES AGAINST	330,653
ABSTAINED	132,504

(3) To adopt the 2006 FuelCell Energy, Inc. Equity Incentive Plan.

The results of the voting were as follows:

VOTES FOR	16,441,135
VOTES AGAINST	3,393,385
ABSTAINED	153,863

Item 6. Exhibits

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 9, 2006	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002