Form 10-Q
period 2006-07-31
FUELCELL ENERGY INC
filed 2006-09-11
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2006
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

Common Stock, par value $.0001 per share, outstanding at September 6, 2006: 53,129,693

FUELCELL ENERGY, INC.

FORM 10-Q

As of and for the Three and Nine Month Periods Ended July 31, 2006

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	July 31, 2006 (Unaudited)	[Revised] October 31, 2005
ASSETS
Current assets :
Cash and cash equivalents	$19,480	$22,702
Investments: U.S. treasury securities	82,616	113,330
Accounts receivable, net of allowance for doubtful accounts of $70 and $104, respectively	9,886	10,062
Inventories, net	14,688	12,141
Other current assets	4,096	3,659
Total current assets	130,766	161,894

Property, plant and equipment, net	49,568	46,705
Investments: U.S. treasury securities	31,489	43,928
Equity investments	11,596	12,473
Other assets, net	422	520
Total assets	$223,841	$265,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$398	$503
Accounts payable	9,523	6,221
Accrued liabilities	6,787	7,018
Deferred license fee income	112	38
Deferred revenue and customer deposits	11,285	9,366
Total current liabilities	28,105	23,146

Long-term debt and other liabilities	551	904
Total liabilities	28,656	24,050

Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 and $105,875 at July 31, 2006 and October 31, 2005, respectively)	59,950	98,989

Shareholders’ equity:
Preferred shares of subsidiary (convertible into FuelCell Common Stock)	12,547	11,517
Common stock ($.0001 par value); 150,000,000 shares authorized; 53,108,026 and 48,497,088 shares issued and outstanding at July 31, 2006 and October 31, 2005, respectively.	5	5
Additional paid-in capital	464,864	421,298
Accumulated deficit	(342,181)	(290,339)
Treasury stock, Common at cost (15,583 and 4,279 shares in 2006 and 2005)	(44)	(44)
Deferred compensation	44	44
Total shareholders’ equity	135,235	142,481
Total liabilities and shareholders’ equity	$223,841	$265,520

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2006	2005
Revenues:
Product sales and revenues	$5,376	$4,877
Research and development contracts	3,307	3,865
Total revenues	8,683	8,742

Costs and expenses:
Cost of product sales and revenues	15,240	13,827
Cost of research and development contracts	2,647	3,665
Administrative and selling expenses	4,320	4,049
Research and development expenses	6,621	5,732
Total costs and expenses	28,828	27,273

Loss from operations	(20,145)	(18,531)

License fee income (expense), net	(7)	69
Interest expense	(22)	(6)
Loss from equity investments	(275)	(510)
Interest and other income, net	1,737	1,976

Loss before provision for income taxes	(18,712)	(17,002)

Provision for income taxes	—	—

Net loss	(18,712)	(17,002)

Preferred stock dividends	(1,082)	(1,576)

Net loss to common shareholders	$(19,794)	$(18,578)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.37)	$(0.38)
Basic and diluted weighted average shares outstanding	53,116,670	48,275,315

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2006	2005
Revenues:
Product sales and revenues	$14,863	$13,257
Research and development contracts	9,298	9,153
Total revenues	24,161	22,410

Costs and expenses:
Cost of product sales and revenues	40,332	38,138
Cost of research and development contracts	8,283	9,095
Administrative and selling expenses	13,238	10,793
Research and development expenses	17,898	16,244
Total costs and expenses	79,751	74,270

Loss from operations	(55,590)	(51,860)

License fee income, net	45	172
Interest expense	(76)	(79)
Loss from equity investments	(715)	(1,185)
Interest and other income, net	4,491	3,947

Loss before provision for income taxes	(51,845)	(49,005)

Provision for income taxes	—	—

Loss from continuing operations	(51,845)	(49,005)

Discontinued operations, net of tax	—	(1,252)

Net loss	(51,845)	(50,257)

Preferred stock dividends	(8,139)	(4,491)

Net loss to common shareholders	$(59,984)	$(54,748)

Loss per share basic and diluted:
Continuing operations	$(1.19)	$(1.11)
Discontinued operations	—	(.03)
Net loss per share to common shareholders	$(1.19)	$(1.14)
Basic and diluted weighted average shares outstanding	50,341,771	48,205,160

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(51,845)	$(50,257)
Adjustments to reconcile net loss to net cash used in
operating activities, net of effects of acquisition:
Loss from discontinued operations	—	1,252
Asset impairment	—	994
Share-based compensation	3,211	—
Loss in equity investments	715	1,185
Depreciation and amortization	6,820	5,775
Amortization (accretion) of bond premium (discount)	97	(611)
Provision for doubtful accounts	34	256
(Increase) decrease in operating assets:
Accounts receivable	317	(5,456)
Inventories	(2,547)	1,352
Other assets	(550)	(923)
Increase (decrease) in operating liabilities:
Accounts payable	3,289	(2,345)
Accrued liabilities	1,057	(128)
Deferred revenue and customer deposits	1,919	1,514
Deferred license fee income and other	74	76
Net cash used in operating activities	(37,409)	(47,316)

Cash flows from investing activities:
Capital expenditures	(9,469)	(10,463)
Treasury notes matured	149,900	274,858
Treasury notes purchased	(106,844)	(342,262)
Net cash provided by (used in) investing activities	33,587	(77,867)

Cash flows from financing activities:
Repayment on long-term debt	(458)	(327)
Net proceeds from issuance of common stock	7,812	—
Net proceeds from issuance of preferred stock	—	99,007
Payment of preferred dividends	(8,129)	(2,997)
Common stock issued for option and stock purchase plans	1,375	555
Net cash provided by financing activities	600	96,238

Net increase (decrease) in cash and cash equivalents	(3,222)	(28,945)

Cash and cash equivalents-beginning of period	22,702	45,759
Cash and cash equivalents-end of period	$19,480	$16,814

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
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

Basis of Presentation - Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2006 have been included. The balance sheet as of October 31, 2005 has been derived from the audited financial statements at that date. The consolidated balance sheet as of October 31, 2005 has been revised to reclassify the 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) out of the general heading of shareholders’ equity and into temporary equity.

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

The results of operations and cash flows for the three and nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2005 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd., and a subsidiary formed in April 2006, Bridgeport Fuel Cell Park, LLC, for the purpose of developing a 10 MW fuelcell park to be located in Bridgeport. Alliance Monterrey, LLC; Alliance Chico, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements to the following customers: the City of Santa Barbara, the Sierra Nevada Brewering Co., the Sheraton San Diego Hotel & Marina, the Westin San Francisco Airport Hotel and TST Inc., respectively. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to our prior year amounts to conform to the 2006 presentation.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Foreign Currency

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency losses of approximately ($0.04) million and ($0.01) million for the three and nine months ended July 31, 2006, respectively. A foreign currency gain of approximately $0.01 million and a foreign currency loss of approximately ($0.05) million were recognized in the three and nine months ended July 31, 2005, respectively. These amounts have been classified in interest and other income on our consolidated statements of operations.

Comprehensive Loss

Comprehensive losses were $18.7 million and $51.8 million for the three and nine months ended July 31, 2006, respectively. Comprehensive losses were $17.0 million and $50.5 million for the three and nine months ended July 31, 2005, respectively. Comprehensive loss for the nine months ended July 31, 2005 included an adjustment to retained earnings totaling approximately $0.2 million as a result from switching from the cost to equity method of accounting for our investment in Versa. Refer also to Note 3 - Equity Investments.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment” which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted this statement as of November 1, 2005, as required, utilizing the modified prospective method. Share-based compensation of $1.1 million and $3.2 million was recognized in the consolidated statements of operations for the three and nine months ended July 31, 2006, respectively. Refer to Note 7 for additional information.

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
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 or November 1, 2007). The Company is currently evaluating FIN 48 and we do not anticipate that it will have a material impact on our financial statements upon adoption due to the Company’s current income tax situation.

Reclassification of Series B Cumulative Convertible Perpetual Preferred Stock

On November 11, 2004, the Company entered into a purchase agreement with Citigroup Global Markets Inc.; RBC Capital Markets Corporation; Adams Harkness, Inc.; and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004 and January 25, 2005, the Company closed on the sale of 100,000 shares and 5,875 shares, respectively, of Series B Preferred Stock to the Initial Purchasers. The carrying value of the Series B Preferred Stock as of October 31, 2005 represents the net proceeds to us of approximately $99.0 million and the carrying value as of July 31, 2006 of approximately $60.0 million represents the net proceeds to us related to the remaining shares of Series B Preferred Stock outstanding after converting 41,755 of these shares into common stock during the nine months ended July 31, 2006.

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

Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.

Note 2.    Discontinued Operations

During fiscal 2004, we acquired, Global Thermoelectric Inc. (Global) and subsequently divested its generator product line through the sale of Global on May 28, 2004. As a result, historical results were reclassified as discontinued operations. During the nine months ended July 31, 2005, we exited certain facilities related to this business and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities, which resulted in total loss from discontinued operations of approximately $1.3 million. There were no discontinued operations during the three or nine months ended July 31, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
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

Our investment in Versa totaled approximately $11.6 million and $12.3 million as of July 31, 2006 and October 31, 2005, respectively. Our current ownership interest is 39 percent and we account for Versa under the equity method of accounting.

Note 4. Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at July 31, 2006 and October 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At July 31, 2006
U.S. government obligations	$114,105	$135	$(571)	$113,669

At October 31, 2005
U.S. government obligations	$157,258	$—	$(606)	$156,652

Reported as:
	July 31,	October 31,
	2006	2005
Short-term investments	$82,616	$113,330
Long-term investments	31,489	43,928
Total	$114,105	$157,258

As of July 31, 2006, short-term investment securities have maturity dates ranging from August 15, 2006 to July 31, 2007, and estimated yields ranging from 3.32 percent to 5.02 percent. Long-term investment securities have maturity dates ranging from August 15, 2007 to March 31, 2008, and estimated yields ranging from 3.72 percent to 5.16 percent. Our weighted average yield on our short and long-term investments was 4.36 percent as of July 31, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 5. Inventories

The components of inventory at July 31, 2006 and October 31, 2005 consisted of the following:

	July 31,	October 31,
	2006	2005

Raw materials	$5,598	$4,772
Work-in-process	9,090	7,369
Total	$14,688	$12,141

Our inventories are stated at the lower of recoverable cost or market price. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $10.8 million at July 31, 2006 and $7.8 million at October 31, 2005.

Note 6. Property, Plant and Equipment

Property, plant and equipment at July 31, 2006 and October 31, 2005 consisted of the following:

	July 31, 2006	October 31, 2005	Estimated Useful Life
Land	$524	$524	—
Building and improvements	5,989	5,978	10-30 years
Machinery, equipment and software	50,863	49,435	3-8 years
Furniture and fixtures	2,454	2,354	6-10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	18,504	15,331	10 years
Construction in progress(1)	7,271	2,764
	$87,668	$78,449
Less, accumulated depreciation and amortization	(38,100)	(31,744)
Total	$49,568	$46,705

(1)
Included in construction in progress are costs of approximately $5.0 million and $1.5 million at July 31, 2006 and October 31, 2005, respectively, to build power plants, which will service power purchase agreement contracts.

Depreciation expense was approximately $6.6 million and $5.6 million for the nine months ended July 31, 2006 and 2005, respectively.

There were no asset impairment charges during the nine months ended July 31, 2006. During the nine months ended July 31, 2005, we recorded a fixed asset impairment charge, related to an obsolete catalyst extruding system totaling $1.0 million, against cost of product sales. This was related to a planned change in manufacturing processes that is expected to improve product performance and reduce costs in future periods. In addition, during the nine months ended July 31, 2005, we recorded a fixed asset impairment charge to discontinued operations totaling $0.9 million related to excess facilities in Calgary, Alberta, Canada.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 7. Share-Based Compensation

The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

On November 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective approach. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which we used to account for share-based compensation transactions prior to November 1, 2005. The compensation expense for Share-Based Plans was $1.1 million and $3.2 million for the three and nine months ended July 31, 2006, respectively. For the three months ended July 31, 2006, share-based compensation expense included $0.2 million in cost of product sales and revenues, $0.05 million in cost of research and development contracts, $0.7 million in general and administrative expense and $0.2 million in research and development expenses. For the nine months ended July 31, 2006, share-based compensation expense included $0.5 million in cost of product sales and revenues, $0.1 million in cost of research and development contracts, $2.1 million in general and administrative expense and $0.5 million in research and development expenses. There was no share-based compensation expense recognized in the consolidated statement of operations for the three or nine months ended July 31, 2005.

The following table illustrates the effect on net loss and net loss per basic and diluted share for the three and nine months ended July 31, 2005 as if we had applied the fair value method to our share-based compensation:

	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005

Net loss to common shareholders, as reported	$(18,578)	$(54,748)
Add: Share-based employee compensation expense included in reported net loss	—	—
Less: Total share-based employee compensation expense determined under the fair value method for all awards	(2,074)	(5,463)
Pro forma net loss to common shareholders	$(20,652)	$(60,211)

Loss per basic and diluted common share to common shareholders, as reported	$(0.38)	$(1.14)
Pro forma loss per basic and diluted common share to common shareholders	$(0.43)	$(1.25)

Equity Incentive Plans

The Board adopted the 1988, 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 12.7 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of July 31, 2006, 2.2 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at July 31, 2006 and 2005.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility for the three and nine months ended July 31, 2006 is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. Expected volatility for the three and nine months ended July 31, 2005 is based on the historical volatility of the Company’s stock. We use historical data to estimate the expected term of options granted.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Expected life (in years)	6.27	6.25	6.31	6.25
Risk-free interest rate	4.91%	3.86%	4.57%	4.04%
Volatility	58.1%	72.04%	56.6%	73.19%
Dividend yield	—	—	—	—

The following table summarizes the Plans’ stock option activity for the nine months ended July 31, 2006:

	Number of options	Weighted average option price
Outstanding at October 31, 2005	5,886,336	$10.26
Granted	1,078,858	10.05
Exercised	(276,978)	4.42
Forfeited/Cancelled	(147,737)	16.35
Outstanding at July 31, 2006	6,540,479	$10.33

The weighted average grant-date fair value per share for options granted during the three and nine months ended July 31, 2006 was $5.47 and $5.92, respectively, and was $6.24 and $6.03, respectively, for the three and nine months ended July 31, 2005. The total intrinsic value of options outstanding and options exercisable at July 31, 2006 was $13.2 million and $12.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended July 31, 2006 was $0.2 million and $2.1 million, respectively, and was $0.1 million and $0.4 million for the three and nine months ended July 31, 2005, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at July 31, 2006:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28	-	$5.10	1,592,300	1.32	1.67	1,591,800	1.66
$5.11	-	$9.92	1,704,505	7.83	7.92	654,814	7.16
$9.93	-	$14.74	2,070,056	7.43	12.41	1,078,632	13.41
$14.75	-	$19.56	658,618	4.39	17.59	649,368	17.61
$19.57	-	$24.39	246,000	4.71	23.01	246,000	23.01
$24.40	-	$29.21	27,000	4.49	26.15	27,000	26.15
$29.22	-	$34.03	178,000	4.38	29.91	178,000	29.91
$34.04	-	$48.49	64,000	4.20	38.50	64,000	38.50
			6,540,479	5.51	10.33	4,489,614	10.55

As of July 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $11.1 million, which is expected to be recognized over the next 1.5 years on a weighted-average basis.

During the first nine months of fiscal 2006, we issued 14,480 shares of common stock with a value of $0.1 million to directors as compensation (in lieu of cash). These shares were fully vested at the date of grant. No shares of common stock were issued to directors during the nine months ended July 31, 2005.

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the “ESPP”) on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of July 30, 2006, there were 355,587 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

Activity in the ESPP for the nine months ended July 31, 2006 was as follows:

Number of Shares
Balance at October 31, 2005	396,171
Issued @ $6.76	(20,646)
Issued @ $7.33	(19,938)
Balance at July 31, 2006	355,587

The weighted-average grant date fair value of shares under the ESPP during the three and nine months ended July 31, 2006 was $4.07 and $3.27, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
Expected life (in years)	.5	.5
Risk-free interest rate	5.0%	4.6%
Volatility	51.0%	50.2%
Dividend yield	—	—

Incentive Compensation

Stock may be issued to employees as part of the annual incentive bonus. During the nine months ended July 31, 2006 and 2005, we issued shares of common stock totaling 75,585 and 67,456, respectively, with values of $0.7 million and $0.5 million, respectively, as incentive bonus (in lieu of cash).

Note 8. Shareholders' Equity

Changes in shareholders’ equity were as follows for the nine months ended July 31, 2006:

Balance at October 31, 2005 (revised)	$142,481
Increase in additional paid-in-capital for conversion of Series B redeemable preferred stock	39,039
Sale of common stock	7,803
Increase in additional paid-in-capital for 2006 share-based compensation	3,211
Increase in additional paid-in-capital for stock issued under employee benefit plans	2,231
Accretion of fair value discount of preferred stock	1,030
Reduction of additional paid in capital for accretion of discount	(1,030)
Series B preferred dividends	(7,309)
Series 1 preferred dividends	(380)
Net loss	(51,845)
Balance at July 31, 2006	$135,235

Sale of Common Stock

During the nine months ended July 31, 2006, we sold 661,000 shares of our common stock. Total net proceeds to us from the sale of these securities was approximately $7.8 million and was used to pay the conversion premium on the converted shares of our Series B Preferred Stock, discussed below, and to pay dividends on our Series B Preferred Stock.

Redeemable Series B Preferred Shares

On November 11, 2004, we entered into a purchase agreement with Citigroup Global Markets Inc., RBC Capital Markets Corporation, Adams Harkness, Inc., and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000). On November 17, 2004 and January 25, 2005, we closed on the sale of 100,000 shares and 5,875 shares, respectively, of Series B Preferred Stock to the Initial Purchasers. At July 31, 2006 and October 31, 2005, there were 200,000 authorized and there were 64,120 and 105,875 shares issued and outstanding, respectively. The carrying value of the Series B Preferred Stock as of October 31, 2005 represents the net proceeds to us of approximately $99.0 million. The carrying value of approximately $60.0 million represents the net proceeds to us related to number of shares of Series B Preferred Stock outstanding as of July 31, 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

During the nine months ended July 31, 2006, we converted 41,755 shares of Series B Preferred Stock (the "Shares") into 3,553,615 shares of our common stock. The conversion occurred pursuant to the terms of the Certificate of Designation for the Series B Preferred Stock, whereby upon conversion, the holders received 85.1064 shares of our common stock per share of Series B Preferred Stock. In addition, pursuant to the conversion of the Shares, we paid the holders of the Shares a per Share conversion premium ("Conversion Premium"). The aggregate Conversion Premium was $4.3 million and was accounted for as a dividend in the Consolidated Statements of Operations.

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
As of and for the three and nine months ended July 31, 2006 and 2005
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

As of November 3, 2003, the acquisition date of Global, the fair value of the Series 1 Preferred shares was determined to be $9.1 million. This valuation was performed using the income approach to estimate the fair value of the securities based on expected future economic benefits. In applying this method, cash flows are estimated for the life of the securities and then discounted to present value to arrive at an indication of fair value. Amounts projected and then discounted included future dividend payments and conversion of the securities in 2020. Implicit in this valuation are certain assumptions regarding timing and payment of dividends and the ultimate conversion of the securities. In discounting future cash flows, a discount rate of 13 percent was used which is a rate comparable to yield indexes of technology high yield bonds trading as of the valuation date. In addition to the discount rate, as these securities are not publicly traded, the valuation assumed an additional marketability discount of 15 percent. Because the Series 1 Preferred shares were issued as a replacement of the Series 2 Preferred shares with equivalent terms and dividend requirements, the Company determined that the fair value of the Series 1 Preferred shares determined on the acquisition date of Global was equivalent to the Series 2 Preferred shares. The fair value of the Series 1 Preferred shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of July 31, 2006, the Series 1 Preferred shares had an accreted value of $12.5 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three and nine months ended July 31, 2006 and 2005
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

Dividends - Quarterly dividends of Cdn.$312,500 accrue on the Series 1 Preferred shares (subject to possible reduction pursuant to the terms of the Series 1 Preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. (“Enbridge”), the sole current holder of the Series 1 Preferred shares, as long as Enbridge holds these shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. Subsequent to 2010, FuelCell Energy, Ltd. would be required to pay annual dividend amounts totaling Cdn.$1.25 million so long as the Series 1 Preferred shares remain outstanding. The Company has guaranteed the dividend obligations to the Series 1 Preferred shareholders.

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
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Warrants

We issued warrants to purchase shares of our common stock to Marubeni Corp. and Enbridge Inc. as part of their distribution agreements. The warrants for each distributor vest in separate tranches if certain order levels are received by specified dates. As of July 31, 2006, Marubeni held 400,000 unvested warrants and Enbridge held 1,000,000 unvested warrants.

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

	Three months ended July 31,		Nine months ended July 31,
Revenues:	2006	2005	2006	2005
United States	$6,606	$6,291	$18,686	$15,625
Japan	*	1,912	*	4,796
Germany	1,215	*	4,084	*

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and nine months ended July 31, 2006 and 2005 are as follows:

	Three months ended July 31,			Nine months ended July 31,
	2006	2005		2006	2005
U.S. Government (1)	37%	43%		37%	39%
Marubeni Corporation	* %	22%		* %	21%
MTU CFC Solutions, GmbH	14%	*	%	17%	*	%
Logan Energy	11%	*	%	11%	*	%
Alliance Power, Inc.	18%	*	%	* %	*	%

* Less than 10 percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements, continued
As of and for the three and nine months ended July 31, 2006 and 2005
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Weighted average basic common shares	53,116,670	48,275,315	50,341,771	48,205,160
Effect of dilutive securities(1)	—	—	—	—
Weighted average basic common shares adjusted for diluted calculations	53,116,670	48,275,315	50,341,771	48,205,160

(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at July 31, 2006 and 2005 totaled 2.8 million and 3.2 million, respectively. Future potentially dilutive stock options that were not in-the-money at July 31, 2006 and 2005 totaled 3.7 million and 2.6 million, respectively. We also have issued warrants, which vest and expire over time. These warrants, if dilutive, would be excluded from the calculation of EPS since their vesting is contingent upon certain future performance requirements that are not yet probable.

Note 11. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Nine Months Ended July 31,
	2006	2005
Cash paid during the period for:
Interest	$75	$78
Taxes	$282	$276

Supplemental disclosure of non-cash investing and financing activities:
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$—	$12,132

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2006 and 2005, respectively. In addition, a brief description is provided for transactions and events that impact the comparability of the results being analyzed.

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

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 300 kW, 1.2 MW and 2.4 MW, respectively. Our products are designed to meet the base load power requirements of a wide range of commercial and industrial customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Ideally, our DFC power plants are part of a total onsite power generation solution for commercial and industrial customers, with our high efficiency products providing the base load power. Grid-delivered electricity or less efficient combustion-based equipment can provide peaking and load following energy needs. Through July 31, 2006, over 124 million kWhs of electricity have been generated from power plants incorporating our DFC technology at over 50 customer sites worldwide.

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

We recently announced an advanced cell stack design that boosts the power output of our DFC power plants by 20 percent. The enhancement is being incorporated across our entire line of power plants, increasing power output to 2.4 megawatts, 1.2 megawatts and 300 kilowatts. This increase in power output is a major milestone toward achieving the Company’s cost target for the multi-megawatt power plant. In addition, the Company has completed most of the component sourcing for this product line and remains on track to produce a DFC3000 power plant with a cost between $3,200/kW and $3,500/kW, and below $3,000/kW with increased volume.

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

Conversion of Series B Cumulative Convertible Preferred Stock

We have completed transactions with certain holders of the Company’s Series B Cumulative Convertible Preferred Stock to convert an aggregate of 41,755 shares of Series B Preferred Stock into approximately 3.6 million shares of common stock. Pursuant to the conversion of the preferred shares, we have paid the holders a per share conversion premium of approximately $4.3 million or an average of $103.02 per share of Series B Preferred Stock. This conversion resulted in a charge to preferred stock dividends on the consolidated statement of operations of $4.3 million or $0.09 per basic and diluted share during the nine months ended July 31, 2006. As a result of this conversion, quarterly dividend obligations have been reduced by approximately $0.5 million or $0.01 per basic and diluted share, which began in the third quarter of fiscal 2006.

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

Adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payments”

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Share-based compensation of $1.1 million and $3.2 million was recognized in the consolidated statement of operations for the three and nine months ended July 31, 2006, respectively. Refer to Note 7 of the consolidated financial statements for additional information.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of July 31, 2006, research and development sales backlog totaled $9.8 million, of which 73 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

As of July 31, 2006 and October 31, 2005, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $11.2 million and $8.0 million, respectively, which equates to a reduction of approximately 42 and 39 percent, respectively, of the gross value of inventory and advance payments to vendors. The increase in reserve percentage relates to the current mix of inventory on hand. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

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

Comparison of Three Months ended July 31, 2006 and July 31, 2005

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended July 31, 2006 and 2005 (dollar amounts in thousands), respectively:

	Three Months Ended July 31, 2006		Three Months Ended July 31, 2005		Percentage
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	Increase in Revenues
Revenues:
Product sales and revenues	$5,376	62%	$4,877	56%	10%
Research and development contracts	3,307	38%	3,865	44%	(14)%
Total	$8,683	100%	$8,742	100%	(1)%

	Three Months Ended July 31, 2006		Three Months Ended July 31, 2005		Percentage
	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	Increase in Costs of Revenues
Cost of revenues:
Product sales and revenues	$15,240	85%	$13,827	79%	10%
Research and development contracts	2,647	15%	3,665	21%	(28)%
Total	$17,887	100%	$17,492	100%	2%

Total revenues of $8.7 million for the three months ended July 31, 2006 decreased by $0.1 million, or 1 percent from the same period last year. Components of revenues and costs of revenues are as follows:

Product sales and revenues

Product sales and revenue increased $0.5 million to $5.4 million or 10% for the three months ended July 31, 2006, compared to $4.9 million for the same period in 2005. Revenue during the quarter included approximately $4.7 million of product and stack components and approximately $0.7 million of revenue on power purchase and service agreements. The increase in product sales and revenues is primarily due to a 1 MW order received during the second fiscal quarter and the timing of customer delivery requirements on existing backlog.

At July 31, 2006, product sales backlog totaled approximately $20.0 million, compared to $23.3 million as of July 31, 2005. Included in these figures are $6.5 million and $5.7 million, respectively, related to long-term service agreements. Product backlog does not include power purchase or incentive funding agreements.

Cost of product sales and revenues increased to $15.2 million during the three months ended July 31, 2006, compared to $13.8 million during the same period of the prior year. The ratio of product cost to sales was 2.8-to-1 during both the three months ended July 31, 2006 and 2005.
Cost of product sales, and the related ratio of product costs to sales are impacted by changes in inventory levels as cost of sales includes lower of cost or market adjustments. Thus, while margins related to sales of power plants improved in the quarter over the prior year, the timing and increase of inventory receipts impacted cost of sales and the related cost ratio in the quarter. In addition, after market costs increased in the current year quarter due to an expanding power plant fleet.

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

Research and development contracts

Research and development revenue decreased $0.5 million to $3.3 million for the three months ended July 31, 2006, compared to $3.9 million for the same period in 2005. Research and development contract revenue for the three months ended July 31, 2006 was primarily related to solid oxide fuel cell (SOFC) development under the DOE’s Solid State Energy Conversion Alliance Program, the Ship Service Fuel Cell contract with the U.S. Navy and the combined cycle Direct FuelCell/Turbine development under DOE’s Vision 21 program.

Cost of research and development contracts decreased $1.0 million to $2.6 million during the three months ended July 31, 2006, compared to $3.7 million for the same period in 2005. The ratio of research and development cost to revenue improved to .80-to-1 from .95-to-1 over the same quarter a year ago due to the current mix of cost share contracts.

As of July 31, 2006, research and development sales backlog totaled approximately $9.8 million of which Congress has authorized funding of $7.2 million, compared to $19.2 million ($15.1 million funded) as of July 31, 2005. The Company is in final contract negotiations on two previously announced contracts from the DOE and the U.S. Navy that will add approximately $21.5 million to backlog.

Administrative and selling expenses

Administrative and selling expenses increased $0.3 million to $4.3 million during the three months ended July 31, 2006, compared to $4.0 million in the same period of the prior year. This increase is primarily due to share-based compensation of approximately $0.7 million resulting from the adoption of SFAS 123R, partially offset by lower consulting fees and a decrease in bad debt expense.

Research and development expenses

Research and development expenses increased to $6.6 million during the three months ended July 31, 2006, compared to $5.7 million recorded in the same period of the prior year. The increase in the quarter is due primarily to higher labor costs for engineers and contractors focused on achieving megawatt-class cost reductions. Increased research and development spending also related to advanced cell stack design that boosts the power output of our power plants and our efforts to extend stack life from the current three years to five years and longer.

Loss from operations

Loss from operations for the three months ended July 31, 2006 totaled $20.1 million and is approximately $1.6 million higher than the $18.5 million loss recorded in the comparable period last year. Of this increase, $1.1 million is attributable to share-based compensation expense resulting from the adoption of SFAS 123R. The remainder of the increase is primarily due to higher commercial cost of sales due to increased inventory and increased research and development spending related primarily to our MW-class products. The increase in loss from operations was partially offset by improved margins related to sales of power plants as a result of our cost-reduction efforts and a higher margin on research and development contracts.

Loss from equity investments

Our investment in Versa totaled approximately $11.6 million and $12.3 million as of July 31, 2006 and October 31, 2005, respectively. Our current ownership interest is 39% and we account for Versa under the equity method of accounting. Our share of equity losses for the three months ended July 31, 2006 and 2005 were $0.3 million and $0.5 million, respectively.

Interest and other income, net

Interest and other income, net, was $1.7 million for the three months ended July 31, 2006, compared to $2.0 million for the same period in 2005. Interest and other income decreased due to lower invested balances and lower state research and development tax credits totaling $0.2 million and $0.5 million for the three months ended July 31, 2006 and 2005, respectively. The decrease in interest income was partially offset by higher average yields on invested balances.

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

Comparison of Nine Months ended July 31, 2006 and July 31, 2005

Revenues and costs of revenues

The following tables summarize our revenue mix for the nine months ended July 31, 2006 and 2005 (dollar amounts in thousands), respectively:

	Nine Months Ended July 31, 2006		Nine Months Ended July 31, 2005		Percentage
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	Increase in Revenues
Revenues:
Product sales and revenues	$14,863	62%	$13,257	59%	12%
Research and development contracts	9,298	38%	9,153	41%	2%
Total	$24,161	100%	$22,410	100%	8%

	Nine Months Ended July 31, 2006		Nine Months Ended July 31, 2005		Percentage
	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	Increase in Costs of Revenues
Cost of revenues:
Product sales and revenues	$40,332	83%	$38,138	81%	6%
Research and development contracts	8,283	17%	9,095	19%	(9)%
Total	$48,615	100%	$47,233	100%	3%

Total revenues for the nine months ended July 31, 2006 increased by $1.8 million, or 8 percent, to $24.2 million from $22.4 million during the same period last year. Components of revenues and costs of revenues are as follows:

Product sales and revenues

Product sales and revenue increased $1.6 million to $14.9 million for the nine months ended July 31, 2006, compared to $13.3 million for the same period in 2005. Revenue for the nine-month period included approximately $11.9 million of product and stack components and approximately $3.0 million of revenue on power purchase and service agreements. The increase in product sales and revenues is primarily due to the timing of customer delivery requirements on new and existing backlog, higher revenues on stack components and increased revenue on power purchase and service agreements over the prior year period.

Cost of product sales and revenues increased to $40.3 million during the nine months ended July 31, 2006, compared to $38.1 million during the same period of the prior year. Included in cost of sales during the nine months ended July 31, 2005 was a non-cash fixed asset impairment charge totaling $0.9 million. This was related to a planned change in manufacturing processes expected to increase electrical output (“uprate”) for improved product performance and reduced cost in future periods.

The ratio of product cost to sales improved to 2.7-to-1 during the nine months ended July 31, 2006 from 2.9-to-1 during the nine months ended July 31, 2005. This ratio is inclusive of any lower of cost or market adjustments in cost of sales related to power plants for power purchase agreements, which were $5.8 million and $7.4 million for the nine months ended July 31, 2006 and 2005, respectively.  Product cost ratios related to sales of power plants have improved over the prior year as a result of our cost-reduction efforts and lower power purchase agreement costs. Cost of sales and the related cost ratio is impacted by changes in inventory mix as gross inventory increased in the year to date period as well as by higher aftermarket costs for a larger fleet of power plants.

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

Research and development contracts

Research and development revenue decreased $0.1 million to $9.3 million for the nine months ended July 31, 2006, compared to $9.2 million for the same period in 2005. Cost of research and development contracts decreased to $8.3 million during the nine months ended July 31, 2006, compared to $9.1 million for the same period in 2005.

Research and development contract revenue and costs were primarily related to SOFC development under the DOE’s Solid State Energy Conversion Alliance Program, the Ship Service Fuel Cell contract with the U.S. Navy and the combined cycle Direct FuelCell/Turbine® development under DOE’s Vision 21 program. The ratio of research and development cost to revenue improved to 0.9-to-1 from 1.0-to-1 over the same period a year ago due to the current mix of cost share contracts.

Administrative and selling expenses

Administrative and selling expenses increased by $2.4 million to $13.2 million during the nine months ended July 31, 2006, compared to $10.8 million in the same period of the prior year. This increase is primarily due to share-based compensation of approximately $2.1 million resulting from the adoption of SFAS 123R, higher salaries as a result of increased headcount and higher professional costs resulting from commercial market development and increased proposal activity for R&D and commercial contracts.

Research and development expenses

Research and development expenses increased to $17.9 million during the nine months ended July 31, 2006 compared to $16.2 million recorded in the same period of the prior year. The increase in the quarter is due to development costs for sub and megawatt cost reduction, including recent achievements in advanced cell stack design that boosts the power output of our power plants by 20 percent, and costs related to our efforts to extend stack life from the current three years to five years and longer.

Loss from operations

The net result of our revenues and costs was a loss from operations for the nine months ended July 31, 2006 totaling $55.6 million. This operating loss is approximately 7 percent higher than the $51.9 million loss recorded in the comparable period last year. Operating loss was higher primarily as a result of the increases in administrative and selling expenses and research and development expenses as discussed above. The cost-to-sales ratio (gross margin) for both commercial product sales and revenues and government research and development contracts improved in the nine-month period.

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

Loss from equity investments

Our investment in Versa totaled approximately $11.6 million and $12.3 million as of July 31, 2006 and as of October 31, 2005, respectively. Our current ownership interest is 39% and we account for our investment in Versa under the equity method of accounting. Our share of equity losses for the nine months ended July 31, 2006 and 2005 were $0.7 million and $1.2 million, respectively.

In April 2006, we entered into an agreement to sell our equity investment in Everplore Technology (Xiamen) Co. and recognized a gain of approximately $37 thousand, which offset losses from equity investments.

Interest and other income, net

Interest and other income, net, was $4.5 million for the nine months ended July 31, 2006, compared to $3.9 million for the same period in 2005. Interest and other income increased due to higher average yields on invested balances, partially offset by lower state research and development tax credits which totaled $0.2 million and $0.5 million for the nine months ended July 31, 2006 and 2005, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $133.6 million of cash, cash equivalents and investments as of July 31, 2006, compared to $180.0 million as of October 31, 2005. Net cash and investments used during the nine months ended July 31, 2006 was $46.4 million. Cash and investments used during the nine months ended July 31, 2006 include dividend payments on our preferred stock of $8.1 million (includes $4.3 million related to the conversion of 41,755 shares of Series B Preferred Stock), proceeds from the issuance of common stock of $7.8 million, proceeds from common stock issued for option and stock purchase plans of $1.4 million and receipt of incentive funding related to our power purchase agreements of $3.0 million.

Cash Inflows and Outflows

Cash and cash equivalents as of July 31, 2006 totaled $19.5 million, reflecting a decrease of $3.2 million from the balance reported as of October 31, 2005. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the nine months ended July 31, 2006, we used $37.4 million in cash for operating activities, compared to operating cash usage of $47.3 million during the comparable period of the prior year. Cash used in operating activities during the nine months ended July 31, 2006 consists of a net loss for the period of approximately $51.8 million, offset by non-cash adjustments totaling $10.9 million, including $3.2 million of share-based compensation and depreciation and amortization expense of $6.8 million.

In addition, cash provided by working capital totaled approximately $3.6 million, including lower accounts receivable of $0.3 million due to the timing of production and shipping milestones, higher deferred revenue of approximately $1.9 million primarily related to timing of cash receipts and production on Marubeni contracts as well as receipt of incentive funds for PPAs, and higher accounts payable and accrued liabilities of $4.3 million, partially offset by an increase in inventories of approximately $2.5 million, due to higher production levels.

Investing Activities:  During the nine months ended July 31, 2006, net cash provided by investing activities totaled $33.6 million, compared with net cash used of approximately $77.9 million in the comparable period of the prior year. Capital expenditures totaled $9.5 million for the nine months ended July 31, 2006. This included approximately $6.7 million for equipment being built for power purchase agreements in our Alliance entities. During the first nine months of fiscal 2006, approximately $149.9 million of investments in U.S. Treasury Securities matured and new treasury purchases totaled $106.8 million.

Financing Activities:  During the nine months ended July 31, 2006, net cash provided by financing activities was approximately $0.6 million, compared to $96.2 million in the comparable period of the prior year. For the first nine months of fiscal 2006, cash provided by financing activities related to net proceeds from the sale of common stock of approximately $7.8 million and proceeds from employee stock option exercises of approximately $1.4 million. This was offset by the payment of dividends on our Series 1 and Series B Preferred Stock of approximately $8.1 million, including $4.3 million related to the conversion of 41,755 shares of Series B Preferred Stock.

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

With the market demand shifting toward multi-MW projects as a result of emerging renewable portfolio standards programs, our focus in 2006 has been predominantly on cost reduction for the multi-megawatt DFC3000 power plant. We recently announced an advanced cell stack design that boosts the power output of our DFC power plants by 20 percent. The enhancement is being incorporated across our entire line of power plants, increasing power output to 2.4 megawatts, 1.2 megawatts and 300 kilowatts. In addition, the Company has completed most of the component sourcing for this product line and remains on track to produce a DFC3000 power plant with a cost between $3,200/kW and $3,500/kW, and below $3,000/kW with increased volume.

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

We currently have 6 MW in backlog and we have visibility into future order volume. California is a leading market for renewable/ultraclean products, approximately 30 percent of our installed capacity is in California and there are indications of future demand as over 8 MW has been approved for customer funding under the Self Generation Incentive Program. In Connecticut, we are partnering with multiple developers to submit initial proposals, expected to total over 40 MW, for large scale multi-MW projects to be submitted in round two under Connecticut’s RPS Program, Project 100. In Asia, we extended the distribution agreement with Marubeni and obtained a commitment to order an additional 6 MW of fuel cell units.

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

Our fiscal 2005 production volume was approximately 6 MW and our 2006 run rate is approximately 9 MW.

We anticipate that our existing capital resources, together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of July 31, 2006 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligation:
Capital and Operating lease commitments (1)	$3,120	$785	$1,545	$790	$—
Term loans (principal and interest)	862	442	415	5	—
Purchase commitments(2)	33,005	30,124	2,881	—	—
Series I Preferred dividends payable (3)	19,693	379	758	9,798	8,758
Series B Preferred dividends payable (4)	11,266	3,206	6,412	1,648	—
Totals	$67,946	$34,936	$12,011	$12,241	$8,758

(1)	Future minimum lease payments on capital and operating leases.

(2)	Short-term purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.

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

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over seven years, with payments of interest only for the first six months and then repaid in monthly installments over the remaining six and one-half years with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rate at July 31, 2006 is 7.6 percent and the outstanding principal balance on this loan is approximately $0.7 million.

Approximately $0.8 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of July 31, 2006, our research and development sales backlog totaled $9.8 million. As this backlog is funded in future periods, we will incur additional research and development cost-share related to this backlog totaling approximately $4.7 million for which we would not be reimbursed by the government. In addition, the Company has been awarded, and is in final contract negotiations on two contracts from the DOE and the U.S. Navy that will add approximately $21.5 million to backlog once finalized. We would incur an additional research and development cost-share related to these two contracts of approximately $14.7 million for which we would not be reimbursed.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of July 31, 2006, we had product sales backlog of approximately $13.5 million. We do not expect sales from this backlog to be profitable.

Long-term Service Agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we will provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given the early stage of development could be materially different from actual expenses. As of July 31, 2006, we had a service agreement sales backlog of approximately $6.5 million.

Power Purchase Agreements

Power purchase agreements (PPAs) are a common arrangement in the energy industry, whereby a customer purchases energy per unit delivered from an owner and operator of the power generation equipment. A number of our partners enter into PPAs with end use customers, such as Marubeni in Japan and PPL in the U.S., where they purchase DFC power plants from us, own and operate the units, and recognize revenue as energy is sold to the end user.

We have seeded the market with a number of Company funded PPAs to penetrate key target markets and develop operational and transactional experience. With the added benefit of the investment tax credit and accelerated depreciation in the Energy Policy Act of 2005, we believe this experience may enable us to attract third party financing for existing and future projects, including multi-MW projects. To date, we have funded the development and construction of certain fuel cell power plants sited near customers in California, and own and operate assets through PPA entities that we control along with Alliance Power, Inc.

We have qualified for incentive funding for these projects in California under the state’s Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of July 31, 2006 we had deferred revenue totaling $6.2 million on the consolidated balance sheet related to incentive funding received on PPAs.

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

As of July 31, 2006, we had 3 MW of power plants in operation under PPAs ranging from 5 - 10 years, with an additional 1 MW under contract. We expect the remaining 1 MW to be placed in operation prior to October 31, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 or November 1, 2007). The Company is currently evaluating FIN 48 and we do not anticipate that it will have a material impact on our financial statements upon adoption due to the Company’s current income tax situation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2006, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of July 31, 2006, approximately $0.5 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

We recognized foreign currency losses of approximately ($0.04) million and ($0.01) million for the three and nine months ended July 31, 2006, respectively. A foreign currency gain of approximately $0.01 million and a foreign currency loss of approximately ($0.05) million were recognized in the three and nine months ended July 31, 2005, respectively. This has been recorded as a component of ‘Interest and other income’ on our consolidated statement of operations. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging activities. We do not enter into derivative financial instruments. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

FUELCELL ENERGY, INC. (Registrant)

September 11, 2006	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002