Form 10-K
period 2006-10-31
FUELCELL ENERGY INC
filed 2007-01-16
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act.
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant known to us as of April 28, 2006 was approximately $587.5 million, which is based on the closing price of $13.13 on April 28, 2006. On January 10, 2007 there were 53,169,234 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant’s definitive proxy statement relating to its forthcoming 2007 Annual Meeting of Shareholders to be filed not later than 120 days after the end of registrant’s fiscal year ended October 31, 2006 is incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We define distributed generation as small (typically 50 megawatts or less) electric generation plants (combustion-based such as engines and turbines as well as non-combustion-based such as fuel cells) located at or near the end use customer. This is contrasted with central generation that we define as large power plants (typically hundreds of megawatts to 1,000 megawatts or larger) that deliver electricity to end users through a comprehensive transmission and distribution system.

As used in this Report, all degrees refer to Fahrenheit (“F”) and kilowatt and megawatt numbers designate nominal or rated capacity of the referenced power plant. As used in this Annual Report, “efficiency” or “electrical efficiency” means the ratio of the electrical energy (“AC”) generated in the conversion of a fuel to the total energy contained in the fuel. Lower heating value, the standard for power plant generation assumes the water in the product is in vapor form; as opposed to higher heating value, which assumes the water in the product is in the liquid form, net of parasitic load; “overall energy efficiency” refers to efficiency based on the electrical output plus useful heat output of the power plant; “kilowatt” (“kW”) means 1,000 watts; “megawatt” (“MW”) means 1,000,000 watts; “kilowatt hour” (“kWh”) is equal to 1kW of power supplied to or taken from an electric circuit steadily for one hour, and “Btu” is equal to one million British Thermal Unit (the amount of heat necessary to raise one pount of pure water from 59oF to 60oF at a specified constant pressure).

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

Renewable Portfolio Standards (“RPS”) - States seeking to secure cleaner energy sources are setting standards that require utilities provide a certain amount of their electricity from renewable sources such as solar, wind or other biomass-fueled technologies, including fuel cells. These standards are referred to as Renewable Portfolio Standards. There are currently 23 states and the District of Columbia with RPS programs that mandate a certain percentage of their electricity be generated from renewable resources. Fuel cells using biomass fuels qualify as renewable power generation technology in all of these states, and certain states (Connecticut, Hawaii, Maine, New York and Pennsylvania) specify that fuel cells operating on natural gas are eligible under these standards.

Sulfur Oxide (“SOX”) - Sulfur oxide refers to any one of the following: sulfur monoxide, sulfur dioxide (“SO2”) and sulfur trioxide. SO2 is a byproduct of various industrial processes. Coal and petroleum contain sulfur compounds, and generate SO2 when burned.

Synthesis Gas - A gas mixture of hydrogen and carbon monoxide generally derived from gasification of coal or other biomass. It can serve as a fuel for the fuel cell after any required fuel clean up.

Item 1. BUSINESS

OVERVIEW

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government and utility customers. To date our products have generated over 150 million kilowatt hours of electricity and we have units operating at over 50 locations around the world.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell® or DFC® Power Plants”) offer stationary power generation applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell and hybrid products as well as planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Our proprietary carbonate DFC power plants electrochemically (meaning without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biomass fuels. Customers buy fuel cells to improve reliability and reduce cost and emissions.

We believe that compared to other power generation technologies, our products offer significant advantages including:

•	Reliable 24/7 baseload power,

•	High fuel efficiency,

•	Ultra-clean (e.g. virtually zero emissions) quiet operation,

•	Lower cost power generation, and

•	The ability to site units locally and provide high temperature heat for cogeneration applications.

Typical customers for our products include manufacturers, mission critical institutions such as correction facilities and government installations, hotels and customers who can use waste or byproducts of their operations for fuel such as breweries, food processors and waste water treatment facilities. With increasing demand for renewable and ultraclean power options, and increased volatility and uncertainty in electric markets, our customers gain control of power generation economics, reliability and emissions. Our fuel cells offer flexible siting and easy permitting.

Our DFC power plants are protected by 46 U.S. and 74 international patents and we have also submitted 38 U.S. and 123 international patent applications.

Current Market Dynamics

According to the Energy Information Administration, worldwide electricity demand in 2003 was approximately 15 billion kWh and is expected to more than double by 2030. The market for clean power is strong and growing. Wind and solar installations are expanding rapidly with increasing market demand for renewable and ultraclean power generation. These solutions offer intermittent power generation, in effect, when the wind blows and when the sun is shining. Our ultra-clean products are a 24/7 baseload power solution for this market, a key requirement for commercial, industrial and utility customers.

The market is beginning to recognize the advantages of stationary fuel cell power. Volatile fuel and energy prices, the ratification of the Kyoto Protocol by over 160 countries since 2005, and worldwide efforts to minimize CO2 emissions, greenhouse gases and other harmful emissions with mandates for significant increases in clean electric power generation, are placing greater emphasis on ultra-clean, high efficiency distributed generation products. Electric generation without combustion significantly reduces harmful pollutants such as NOX, SOX and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide, a major contributor of harmful greenhouse gases and also results in less fuel needed per kWh of electricity generated and Btu of heat produced, thereby reducing exposure to volatile natural gas costs and minimizing operating costs.

In 2006, customers ordered 5.05 MW and we shipped 6.75 MW of our products. All orders during the year were multi-unit or MW sized products in our target markets. Custmers included wastewater treatment facilities, universities, hotels, industrial operations and natural gas pipeline applications. In addition to expanding our markets, we have taken a number of steps to ensure that we are prepared to address RPS market opportunities. We engineered a lower cost product for multi-megawatt configurations. We also initiated production process improvements to increase the efficiency of our manufacturing and commissioning operations.

Although we made significant progress in 2006 executing our business plan to reduce costs and increase market share, current market dynamics have resulted in a slow developing sales environment. For example, sales in California, Connecticut and Japan have been impacted by volatile fuel prices and lagging electric rates. In California and Connecticut, this situation has recently improved as higher fuel prices are being incorporated into electric rates. Product sales are also impacted by the current regulatory and political environment. Exit fees, standby charges and interconnect fees continue to limit distributed generation, including fuel cells, in many markets.

We expected Connecticut’s Project 100 to move forward in early 2006, but it was delayed nearly a year moving through the regulatory cycle. This program is now moving forward and our partners submitted approximately 99 MW of bids in December 2006 in response to the Connecticut Clean Energy Fund Request for Proposals (“RFP”). Site selections are expected to be announced in March 2007.

Positive regulatory actions were enacted in California and by the U.S. government. In California, the legislature recently passed AB32, a sweeping greenhouse gas bill that requires businesses to reduce greenhouse gas emissions 25% by 2020. This, together with existing environmental regulations and incentives as well as the flexibility inherent in siting our products, create a highly favorable market for fuel cells. In December 2006, a bill was approved that extends the Investment Tax Credit through 2008. These credits apply to projects that create electricity from fuel cells, wind, geothermal, solar and biomass, as well as other alternative energy initiatives and enhance the economics of theses projects.

Value Proposition of Our Products

Customers buy our fuel cells for reliability, cost and environmental demands. There are currently strong incentive programs in our target markets including California and the Northeast in the U.S., Korea and Japan in Asia and Germany in Europe that make the cost of clean power solutions including fuel cells, wind and solar competitive. We believe that with the continued cost reduction of our products and with increased volume that our products are expected to be cost competitive on an unsubsidized basis against the grid and other distributed generation products, such as engines.

Value Proposition - On-Site Power. Stationary fuel cell power plants are an economical alternative to utility-provided power and other distributed generation in on-site power applications. Customers can often produce power with our products for less than the local utility price or other competing distributed generation products. Customers gain the added benefits of quiet operations, improved reliability and lower emissions.

Factoring in the value of the heat used for cogeneration, government incentives, and possible offsets due to emissions credits, the net cost to the end user of our products is approximately $0.10 to $0.12/kWh or less, depending on location and application. We believe this is competitive with grid-delivered electricity and other distributed generation products in the regions in which we compete. We believe that tougher emission standards will increase the cost of competing distributed generation products.

Value Proposition - Utility or RPS. States seeking to secure cleaner energy sources are setting standards that require utilities provide a certain amount of their electricity from renewable sources such as solar, wind, biomass-fueled technologies, and fuel cells. There are currently 23 states and the District of Columbia that have instituted Renewable Portfolio Standards legislation. These markets in the U.S. alone represent a potential for an estimated 25,000 MW. Fuel cells using biomass fuels qualify as renewable power generation technology in all of these states, with five states specifying that fuel cells operating on natural gas are eligible for these initiatives.

As more intermittent power generation sources including wind and solar are added to the electric grid, states and utilities are looking to balance this generation with alternative ultraclean products that can provide power 24/7.  Stationary fuel cell power plants can provide 24/7 power to meet the needs of utilities trying to implement RPS initiatives. Fuel cell power plants can also provide power to grid-constrained areas incrementally without large transmission and distribution investments.

Business Strategy

Our business strategy is to expand our leadership position in key markets, build multi-megawatt markets and continue to reduce the costs of our products. A product mix weighted more heavily with MW-class products is our fastest path to achieve profitability. In 2007, our focus will be as follows:

Build on our leadership position in vertical and geographic markets -

•
California – We are the fuel cell market leader in California where high electricity costs and stringent environmental regulations make our products a compelling value proposition for customers. California extended its Self-Generation Incentive Program (SGIP) to 2012. The SGIP provides annual incentives, at least $80 million in 2007, for which our fuel cell products are eligible.

•
Asia – Japan and Korea continue to be among our best markets due to high electricity cost, environmental regulations and incentives for fuel cells. In 2006, Korea enacted its first-ever subsidies to promote renewable energy technologies as part of a national carbon dioxide reduction effort. Fuel cells are eligible for the recovery of 28 cents per kWh and 50 MW of generation will qualify for these funds which are intended to drive the installation of megawatt-class power plants.

•
Europe – The European Union and member countries have various initiatives underway to promote clean energy. New and expanding incentives in Germany and elsewhere could encourage more sales in 2007 and we are well positioned to capitalize on this growth.

Build Multi-Megawatt Markets –

RPS Markets – RPS programs mandate a certain percentage of their electricity be generated from renewable and ultra-clean resources. Our multi-MW products in installations from 2 to 50 MWs and our pipelind applications are well suited to operate in these markets. Near term opportunities, which we are pursuing in these markets are:

•
Connecticut – FuelCell Energy and its partners submitted nearly 99 MW of multi-megawatt bids to the Connecticut Clean Energy Fund (CCEF) in December 2006. CCEF has announced that its project selections will be announced in March 2007.

•
Natural Gas Pipeline Applications – FuelCell Energy sold a 1.2 MW fuel cell power plant to Enbridge, Inc. for inclusion in a Direct FuelCell-Energy Recovery Generation™ (DFC-ERG™) system that generates ultra-clean electricity while recovering energy normally lost during natural gas pipeline operations. The DFC-ERG opens major new market opportunities for the Company worldwide - in North America the initial market is estimated to be 200-300 MW. We are working with Enbridge, Inc. to capture opportunities in this market.

Cost Reduction –

•
FuelCell Energy will continue its cost out initiatives to deliver the most competitive and environmentally friendly products in the market. Our cost reduction efforts are now in their fourth year and we have reduced product costs by over 70 percent since the program began. As a result, our largest product (the 2.4 MW DFC3000) has a product cost of $3,250/kW, which is close to market clearing prices and could benefit from additional volume that could reduce the cost another 10 to 20 percent in 2007 without further design changes.

•	The DFC300MA and DFC1500MA are targeted to achieve 20 percent cost reductions in 2007 through improvements in strategic sourcing, value engineering and operations in 2007.

•	We are also working toward additional power output increases and improvements to stack life which are expected to result in lower costs across the entire product line.

At a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices, we believe we can reach gross margin breakeven. We believe that net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW. Since the cost of our 2.4 MW product is currently at market clearing prices in certain target markets such as Connecticut, profitability could be achieved on lower production volumes if product mix trends more toward MW and multi-MW orders.

PRODUCTS

Direct FuelCell® (DFC®) Power Plants

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 300 kW, 1.2 MW and 2.4 MW, respectively and are designed for applications up to 50 MW. Our products are designed to meet the baseload power requirements of a wide range of customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers. Our DFC power plants can be part of a total onsite power generation solution for customers, with our high efficiency products providing the baseload power with grid-delivered electricity and intermittent power, such as solar, or less efficient combustion-based equipment providing peaking and load following energy needs. Our products are also ideal to meet the needs of utilities and RPS mandates.

A fuel cell chemically converts a hydrocarbon fuel into electricity without fuel combustion. The primary byproducts of the fuel cell are heat, water and carbon dioxide. There is virtually no SOX or NOX emissions. A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the balance of plant (“BOP”), which includes various fuel handling and processing equipment, such as pipes and blowers, and electrical interface equipment such as inverters to convert the DC output of the fuel cell to AC.

Conventional fossil fuel based power plants generate electricity by combustion of hydrocarbon fuels, such as coal, oil or natural gas.  With reciprocating engines, fuel combustion takes place within the engine that drives a generator that produces electricity.  In a gas turbine combined cycle plant, fuels, such as natural gas, are burned in the gas turbine, which drives a generator. The exhaust heat from the gas turbine is used to boil water, which converts to high-pressure steam, which is used to rotate a steam turbine generating additional electricity. The combustion process typically creates emissions of SOX and NOX, carbon monoxide, soot and other air pollutants.

The following table shows industry estimates of the electrical efficiency, operating temperature, expected capacity range and certain other operating characteristics of the principal types of fuel cells being developed for commercial applications:

Fuel Cell Type	Electrolyte	Electrical Efficiency %	Operating Temperature [o]F	Expected Capacity Range	By-Product Heat Use
PEM	Polymer Membrane	30-35	180	5 kW to 250 kW	Warm Water
Phosphoric Acid	Phosphoric Acid	35-40	400	50 kW to 200 kW	Hot Water
Carbonate (Direct FuelCell®)	Potassium/Lithium Carbonate	45-57	1200	250 kW to 3 MW and larger	Hot water or High Pressure Steam
Solid Oxide (Tubular)	Stabilized Zirconium dioxide Ceramic	45-50	1800	100 kW to 3 MW	Hot water or High Pressure Steam
Solid Oxide (Planar)	Stabilized Zirconium dioxide Ceramic	40-60	1200-1600	3 kW to 1 MW and larger	Hot water or High Pressure Steam

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

Our Direct FuelCell is so named because of its ability to generate electricity directly from a hydrocarbon fuel, such as natural gas or wastewater treatment gas, by reforming the fuel inside the fuel cell to produce hydrogen. We believe that this “one-step” reforming process results in a simpler, more efficient and cost-effective energy conversion system compared with external reforming fuel cells. External reforming fuel cells, such as PEM and phosphoric acid, generally use complex, external fuel processing equipment to convert the fuel into hydrogen. This external equipment increases capital cost and reduces electrical efficiency. Additionally, natural gas and wastewater treatment gas have infrastructures that are already established. Consequently, our DFC products do not need to wait for the development of the hydrogen infrastructure for continued commercialization.

Our Direct FuelCells have been operated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane.  Our commercial DFC power plants currently can achieve an electrical efficiency of between 45 percent and 47 percent.  Depending on location, application and load size, a co-generation configuration can reach an overall energy efficiency of between 70 percent and 80 percent.

MARKETS

We have established a leading position in the sale of fuel cell power plants and strengthened our position in 2006 by improving our product performance and availability, reducing costs for our MW and sub-MW products, and expanding repeatable markets for our DFC products.

•	Our cumulative fleet availability continues to exceed 90 percent. Many of our units are achieving greater than 95 percent availability at customer sites.

•
Seven new orders were received totaling 5.05 MW, with six orders of 600 kW or more and 2 orders of at least 1 MW, in key repeatable markets. Our distribution partner, Marubeni, has also committed, by paying a 10 percent deposit, to another 6 MW of fuel cell products.

Certain of our markets and applications are developing at a faster rate as evidenced by the chart below. Through October 31, 2006, we have installed an aggregate of 18.0 MW and have 10.05 MW in backlog. Geographically, our leading markets are California and Japan, which account for 70 percent of our orders to date. Our leading applications are wastewater treatment facilities and hotels.

There has been increasing support for fuel cell technology. Specific examples include the following:

•
The first tax incentives for fuel cell power plants at the U.S. federal level were enacted in August 2005 and provide for a 30 percent investment tax credit (“ITC”) up to $1,000/kW of total project costs, as well as 5 year accelerated depreciation. The bill to extend the ITC through 2008 passed in December 2006.

•
State level RPS programs are in place in some states which call for renewable and ultra-clean electric power generation. For example, Connecticut is requiring that 100 MW of renewable/ultra-clean power generation be installed by 2008 and a total of approximately 400 MW by 2010. Currently, 23 states and the District of Columbia have RPS laws on their books of which five specifically make fuel cells using natural gas eligible for credits.

•
There are also other subsidy programs that benefit fuel cell market penetration in key markets which we compete. Examples include the California Self Generation Incentive Program which provides annual subsidies greater than $80 million for renewable and ultra-clean distributed generation technologies and a Korean Renewable Portfolio Agreement whereby the Korean government and nine state-run utility companies have agreed to invest over 1 trillion won (approximately $1 billion U.S.) in a renewable energy research and development effort.

Distributed Generation Markets

We believe distributed generation can be a more cost-effective solution than traditional grid-delivered electricity and other distributed generation technologies:

•
Provides better economics.  Distributed generation avoids transmission and distribution system investment, reduces line losses, can use the heat by-product from onsite power generation and offers the ability to control energy cost economics through fuel flexibility.

•	Increases reliability by locating power closer to the end user. Onsite power generation bypasses the congested transmission and distribution system, increasing electrical reliability.

•
Eases congestion in the transmission and distribution system.  Each kW of onsite power generation removes the same amount from the transmission and distribution system, thereby easing congestion that can cause power outages and hastening the grid recovery after electrical infrastructure problems have been resolved.

•
Eliminates T&D investments and provides greater capacity utilization in less time.  Distributed generation can be added in increments that more closely match expected demand in a shorter time frame (weeks to months) compared with traditional central power generating plants and transmission and distribution systems (often 36 months or longer) which require more extensive siting and right of way approvals. Siting distributed generation can defer or avoid altogether massive T&D investment such as unpopular above ground high voltage lines or even more expensive underground high voltage lines.

•
Enhances security.  By locating smaller, incremental power plants in dispersed locations closer to energy consumers, distributed generation can reduce dependence on a vulnerable centralized electrical infrastructure.

Our DFC power plants specifically provide the following attributes that provide an advantage over other distributed technologies of similar size:

•
Higher operational efficiency.  Our DFC power plants currently achieve electrical efficiencies of 45 to 47 percent and have the potential to reach an electrical efficiency of 57 percent and an overall energy efficiency of 70 to 80 percent for CHP applications. This is significantly greater than the fuel efficiency of competing fuel cell and combustion-based technologies of similar size and results in a lower cost per kWh over the life of the power plant.

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

	Emissions (Lbs. Per MWh)
	NOX	SO2	CO2
Average U.S. Fossil Fuel Plant	4.200	9.210	2,017
Microturbine (60 kW)	0.490	0.000	1,862
Small Gas Turbine (250 kW)	0.467	0.000	1,244
Fuel Cell, Single Cycle (DFC)	0.016	0.000	967

•
Utilize multiple fuels.  Our DFC power plants can use many fuel sources, such as natural gas, industrial and municipal wastewater treatment gas and coal gas (escaping gas from active and abandoned coal mines as well as synthesis gas processed from coal), thereby enhancing independence from imported oil and allowing customers to have fuel flexibility. Our DFC power plants can provide our customers with an option to choose the cheapest alternative.

•
Provide end users with greater control of their energy costs. Due to the high efficiency of our DFC power plants, end users would typically select to have their firm, 24/7 baseload power needs provided by our ultra-clean products. The cost of utility provided power continues to rise and is subject to large, unpredictable increases. Generating on-site power with hedged fuel and known generating costs resulting from the operation of a DFC power plant give customers a predictable component of their operations that can be budgeted, and controlled.

Geographic Markets

We are focused on markets where local business conditions, incentives and regulations make it advantageous for customers to purchase our products.

North America – California

California has maintained a leadership position in environmental policy.  Executive Order S-3-05 enacted in 2005 set state reduction levels for greenhouse gasses and the California Air Resources Board Standard for 2007 (“CARB 2007”) set limits for other emissions (i.e. NOX, SOX, particulates, etc.). These regulations help promote technologies such as fuel cells for clean distributed power generation. Our DFC power plants meet these strict emissions requirements and have been designated as an ultra-clean distributed generation technology. As a result, customers have access to certain incentive funding for the purchase of our DFC power plants and are exempt from exit fees and stand-by charges. In addition, end users of fuel cell power plants are eligible to sell back unused power to publicly owned utilities at wholesale or generation-based rates.

The California Self Generation Incentive Program provides annual incentives of at least $80 million for renewable and ultra-clean distributed generation technologies. Our DFC power plants operating on natural gas are eligible for a subsidy of up to $2,500/kW and our DFC power plants operating on biomass renewable fuels, such as anaerobic digester gas from wastewater treatment facilities, are eligible for a subsidy of up to $4,500/kW. This program has been extended through 2012.

North America – U.S. RPS and Northeastern States

States seeking to secure cleaner energy sources are setting standards that require that utilities provide a certain amount of their electricity from renewable sources such as solar, wind or other biomass-fueled technologies, as well as ‘ultra-clean’ fuel cells. Currently, 23 states and the District of Columbia have RPS laws on their books. Fuel cells using biomass fuels qualify as renewable power generation technology in all of these states, and five states specify fuel cells operating on natural gas as eligible for these initiatives.

Connecticut has enacted legislation requiring the state’s utility distribution companies to procure approximately 400 MW of clean energy sources by 2010. In addition, 100 MW of generation from renewable technologies must be in place by 2008 (“Project 100”). Fuel cell power plants principally manufactured in Connecticut have an advantage against other project competition as they are entitled to the available air emissions credits and tax credits attributable to the project and no less than 50 percent of the energy credits in the Class I renewable energy credits attributable to the project. For other Class I renewable energy technologies, these credits are allocated to the utility to be used to reduce costs to ratepayers.

New York has adopted an energy policy requiring up to 3,700 MW of new generation from renewable technology by 2013. New York State issued its first request for proposal (“RFP”) under this program in 2004 and is expected to issue additional requests for proposals in 2007 focused on customer sited projects as well as large utility size projects.

North America – Canada

Canada has ratified the Kyoto Protocol and is also focused on reducing emissions such as NOX and SOX in selected regions. Our distribution partner, Enbridge Inc., is currently seeking to have our products included in a portfolio to replace more than 500 MW of coal power to help meet the Canadian Government’s Kyoto Protocol carbon dioxide and other emissions reduction commitments. These projects would compete with other low impact generation technologies (like solar and some wind) for funding through the country’s Cdn.$250 million Sustainable Development Technology Corporation Program and other similar Federal and Provincial programs. In addition, we are jointly developing with Enbridge the DFC ERG product, a specifically designed product for natural gas pipeline applications, with a market potential of over 40 MW in the greater Toronto area and over 200 MW in the Northeast U.S. and California.

Asia – Japan

The key drivers for clean distributed power generation in Japan are high electricity prices, the lack of significant domestic natural energy sources, and the adoption of the Kyoto Protocol. In response, Japanese companies are maximizing the energy efficiency of their operations and reducing the emissions of greenhouse gases. Additionally, government regulations require the use of biomass fuels from wastewater treatment facilities. The high efficiency of our products can provide lower energy costs and reduced carbon dioxide emissions, and the fuel flexibility of our products allows operation using biomass fuel. These factors create several market opportunities in Japan.

Japan has instituted a number of incentive programs. The recently introduced Biomass Nippon program administered by the Ministry of Agriculture, Forestry, and Fisheries provides 33 percent incentive funding for local governments or private companies installing power generation facilities. The Ministry of Land, Infrastructure and Transport (“MLIT”) provides 55 percent subsidies to local governments who install equipment to generate power at wastewater treatment facilities. A national RPS program for the power generation sector was adopted in 2004 with initial targets of approximately 3,500 MW by 2010. Our DFC products qualify under these programs.

Working with our distribution partner, Marubeni Corporation, we have installed or in backlog 7.25 MW for the Japanese market. Applications include wastewater treatment and manufacturing for several well known companies such as Sharp Electronics, Seiko Epson and Kirin Brewery. As grid electricity continues to be costly in Japan, and our product costs continue to decline, we expect Japan to be a strong market for our fuel cells.

Asia – Korea

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

The Korean government and nine state-run utility companies have agreed to invest over 1 trillion won (approximately $1 billion U.S.) in a renewable energy research and development effort designated as the Renewable Portfolio Agreement (“RPA”). Korea’s Ministry of Commerce, Industry and Energy has stated that the RPA signed seeks to generate enough new power from renewable sources to replace approximately 1.6 million barrels of crude oil. During 2006, Korea followed up these initiatives by instituting a $0.28/kWh incentive to encourage end-users to use power from renewable sources.

POSCO and the Korea South-East Power Company (“KOSEP”) have announced an alliance to market and develop fuel cell power plants based on our DFC products as a means to fulfill the RPA requirements As part of this alliance agreement, KOSEP has recently installed one of our DFC300MA units at its plant in Bundang, Gyeonggi province. Currently, we have three units operating in Korea at Chosun University, Tancheon Sewage Treatment Plant and at POSCO’s Research Institute of Science and Technology (RIST) in Pohang, POSCO itself, representing 1 MW of installations in Korea. We believe that our partnership with POSCO combined with the $0.28/kWh incentive makes this Korea an excellent market for our fuel cells.

Europe

The European Union (“EU”) imports 50 percent of its energy and projects that 65 percent of its total energy requirements will be imported by 2030. Interest in nuclear power, which currently accounts for 13 percent of generating capacity, has declined amid safety concerns in recent years, with several EU counties recently announcing a phase-out of their nuclear programs. The emphasis remains on reducing carbon dioxide emissions and grid-connected CHP projects are encouraged. Under the Kyoto Protocol, the EU is obligated to reduce its greenhouse gas emissions by 8 percent from 1990 levels by 2008 to 2012. In a report dated January 10, 2007, the Commission of the European Communities recommended reducing greenhouse gas emissions by 20 to 30 percent of 1990 levels by 2020. The report cited three reasons: (1) energy production accounts for 80 percent of all greenhouse gas emissions in Europe, (2) such a reduction will limit Europe's exposure to volatile energy prices, and (3) this plan could lead to more innovative power generation technology and more jobs.

MTU CFC Solutions GmbH, our partner, has exclusive distribution rights for our DFC products in Europe. Their strategy is to seed the market with sub-MW units, and lobby the EU and German government for increased subsidies to further market penetration, and then expand production as costs approach market clearing prices. Several subsidy programs have been implemented. In January 2005, the EU instituted the EU Emissions Trading Scheme (ETS), under which approximately 12,000 large industrial plants in the EU have been able to buy and sell permits to release carbon dioxide into the atmosphere. The ETS enables companies exceeding individual carbon dioxide emissions targets to buy allowances from greener ones. In Germany, a CHP Law was enacted in 2002 that provides a €0.0511/kWh subsidy payable for 10 years for grid-connected CHP power plants, up to 2 MW. MTU CFC believes that these subsidies along with others that are being contemplated will help to increase sales in the European market.

Applications

Within these geographic markets, we are targeting applications that we believe have the best potential for repeatable business for our products:

•
Wastewater treatment plants.  For wastewater treatment applications, the methane generated from the anaerobic gas digestion process is used as fuel for the DFC power plant, which generates the electricity to operate the wastewater treatment equipment at the facility or for the grid.  Through December 31, 2006, we have installed or have in backlog a total of 5.85 megawatts. Representative installations include:

•	City of Tulare, California (digester gas, 750 kW)

•	Sierra Nevada Brewing Company, California (Natural / digester gas, 1 MW)

•	LA County Sanitation Palmdale Waste Water Treatment Plant (digester gas, 250 kW)

•	Kirin Brewery, Japan (Natural gas/ propane, 250 kW).

•
Hotels.  Hotels, with their stable baseload heat and power demand profile, are ideal applications for our DFC power plants. A 300-room suburban hotel typically has a baseload power requirement of 250 kW. Through December 31, 2006, we have installed or have in backlog 3.50 MW. Representative installations include:

•	Sheraton San Diego Hotel & Marina, California (1.5 MW).

•	Westin San Francisco Airport, California (500 kW).

•	Sheraton New York Hotel and Towers, New York (250 kW).

•
 Industrial – Manufacturing. Manufacturing companies are also a great application for our combined heat and power fuel cell systems. Through December 31, 2006, we have installed or have in backlog 4.0 MW. Representative installations include:

•	Gills Onions, California (500 kW)

•	NGK, Korea (Ceramics kiln, 250 kW).

•
Institutional – Universities.  Universities are excellent combined heat and power applications as many have their own independent grid. In the U.S., there are over 1,000 universities with an average generating capacity of approximately 7 MW. Through December 31, 2006, we have installed or have in backlog 2.5 MW. Representative installations include:

•	California State University, Northridge (1 MW)

•	State University of New York - Environmental Science and Forestry, New York (250 kW)

•	Pohang University, Korea (250 kW).

•
Institutional – Hospitals.  Hospitals are an excellent combined heat and power application, with a critical need for reliable, baseload heat and power for 24/7 operation and the grid for backup. A 300-bed hospital has a typical baseload power requirement of 2 MW. Through December 31, 2006, we have installed or have in backlog 1.25 MW. Representative installations include (all 250 kW):

•	Chosen University Hospital, Korea

•	Gruendstadt Clinic, Germany

•	Bad Berka Hospital, Germany.

•
Mission-Critical - Telecommunications/Government. Reliability is a key driver for applications at government facilities and telecommunications/data centers. Through December 31, 2006, we have installed or have in backlog 4.5 MW. Representative installations include:

•	San Francisco Post Office, California (Post Office, 250 kW)

•	NTT Sendai, Japan (Telecommunications, 250 kW)

•	Santa Rita Correctional Facility, California (Prison, 1 MW).

•	Grid Support. Through December 31, 2006, we have installed or have in backlog 1.75 MW. Representative installations include (all 250 kW):

•	Los Angeles Headquarters of Water and Power, California

•	Salt River Project, Arizona

•	RWE Energy Park, Germany

•
Natural Gas Pipeline. The DFC-ERG power plant is an ultra-clean combined cycle generation system that incorporates our Direct FuelCell power plant and an unfired expansion gas turbine for natural gas pipeline letdown stations. These are stations in the gas distribution system where gas pressure is reduced from the transmission pressure (>500 psi) to local distribution pressures (typically 30 – 60 psi). This pressure reduction is usually done through a pressure letdown valve, and because the gas is cooled by the pressure reduction, it often needs to be heated by combustion-based boilers to prevent freezing. The DFC-ERG combines an expansion turbine and a DFC fuel cell in an integrated system. The expansion turbine replaces the let-down valve, producing power in the process. The combustion boiler is replaced by waste heat recovered from the DFC, which makes additional power. The high efficiency of the DFC combined with the power recovered from the let-down turbine and the fuel saved by heat recovery result in a system efficiency of approximately 60 percent. Enbridge, Inc. has estimated the North American market for the DFC-ERG to be between 200 and 300 MW.

•	Enbridge, Inc. has ordered a 1.2MW plant from us which will be used in a DFC-ERG configuration.

Strategic Alliances and Market Development Agreements

Our original equipment manufacturer (“OEM”) and energy service company (“ESCO”) partners have extensive experience in designing, manufacturing, distributing selling and servicing energy products worldwide.  We believe our strength in the development of fuel cell products coupled with their understanding of sophisticated commercial and industrial customers, products and services will enhance the sales, service and product development of our product.

OEM Partners

MTU CFC Solutions GmbH (“MTU CFC”), headquartered in Ottobrunn, Germany, has been a co-developer of our DFC technology since 1989. Our sub-MW power plant is a collaborative effort using our DFC technology and the Hot Module® BOP designed by MTU CFC. As an OEM developer of stationary fuel cell power plants, MTU CFC assembles and stacks the DFC components that we sell to them and then adds their mechanical and electrical balance of plants for ultimate sale to their customers.  In 2006, EQT (a Sweden-based private equity firm), acquired MTU CFC’s parent company, MTU Friedrichshafen GmbH, from DaimlerChrysler. There are currently sub-MW fuel cell power plant installations at eleven locations in Europe. The parent company of MTU CFC (MTU Friedrichshafen GmbH) owns approximately 2.7 million shares of our common stock and is represented on our Board of Directors.

Marubeni Corporation.  We have installed or have in backlog 8.25 MW in Japan and we currently have a commitment from Marubeni for an additional 6 MW. In 2006, units were installed at Tokyo Gas’ new research and development center at Tsurumi, Tokyo, where it is undergoing evaluation and demonstration prior to potentially being offered by Tokyo Gas to its customers via their industrial gas sales division. Four DFC300MA units, totaling 1 MW in output, were also installed at Sharp Ltd.’s “super-green” factory in Kameyama Prefecture, where Sharp manufactures LCD screens for its flat-panel television displays. Notably, the 1 MW fuel cell installation provides base load power to the facility, while 5 MW of Sharp’s own photovoltaic (PV) modules provide peaking power. This is an example of the way in which DFC systems can combine with solar power to provide a total solution for ultra-clean renewable power for environmentally leading companies.

In 2006, world-leading ceramics manufacturer NGK Inc. installed one of our DFC300MA systems at its headquarters building and main factory in Nagoya, where NGK manufactures catalytic converters for Toyota Corp. and others. In 2007, the DFC300MA will be integrated with the company’s ceramics kiln in a proprietary configuration to boost the overall energy efficiency of the plant. Other installations in Japan include the Tokyo Super Eco Town Project and Kyoto Eco Energy Project, both of which convert food wastes into useful energy; the Kirin Brewery near Tokyo; the City of Fukuoka municipal wastewater treatment facility; Japex’s Katakai natural gas gathering station located in the Niigata Prefecture; and two units to Epson’s Quartz Device Division in the City of Ina, Nagano Prefecture, Japan.

Marubeni invested $10 million in us in 2001 through the purchase of approximately 268,000 shares of our common stock.  In 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni in conjunction with a revised distribution agreement. As part of these warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. As of October 31, 2006, 800,000 of these warrants had expired. The exercise price of the remaining 200,000 outstanding warrants (which are not vested) is $18.73 per share and the warrants will expire April 2007, if not earned and exercised sooner.

POSCO.  In Since November 2004, we and Marubeni Corp. signed an agreement with POSCO to distribute and package DFC power plants in Korea. POSCO has purchased four 250 kW DFC300MA power plants through Marubeni, which are located at the Research Institute of Science and Technology (RIST) in Pohang University, Chosun University Hospital, and Tancheon Wastewater Treatment Facility in Seoul, and at the KOSEP power generating station at Bundang. POSCO has extensive experience in power plant project development, building over 2,400 megawatts of power plants, equivalent to 3.7 percent of Korea’s national capacity, for its various facilities. POSCO is a world leader in the materials industry and is one of the world’s largest producers of steel.

Caterpillar, Inc.  DFC units have been shipped to several commercial customers of Caterpillar including: a municipal wastewater treatment application for the Sanitation Districts of Los Angeles County in Palmdale, California; and the State University of New York College of Environmental Science and Forestry.  Caterpillar is currently offering our DFC products to its customers and has stated it intends to offer its own branded fuel cell power plant based on our technology.

Enbridge Inc. Enbridge, a leader in energy transportation and distribution in North America and internationally, expanded our market development agreement to include current DFC product distribution in the US as well as Canada, and to include the new DFC-ERG™ product in North America. In 2005, we issued warrants to Enbridge to purchase up to 1,000,000 shares of our common stock in conjunction with an amended distribution agreement. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. In October 2006, Enbridge placed an order for the first DFG ERGTM, which resulted in vesting of 30,000 warrants with an exercise price of $9.89. The expiration date of these vested warrants is October 31, 2008. The exercise prices of the remaining non-vested 970,000 warrants range from $9.89 to $11.87 per share and the expiration dates range from June 30, 2008 to June 30, 2010, if not earned and exercised sooner.

Energy Service Company Distribution Partners

We have five Energy Service Company distribution partners:

Alliance Power, Inc.  Alliance Power is a developer of distributed generation facilities ranging in size from 1 MW to 49 MW. Alliance has been focusing its efforts in California on customers requiring DFC power plants for baseload combined heat and power applications from 500 kW to 1.5 MW. In 2006, Alliance Power secured orders totaling 3.85 MW, including projects for California State University, Northridge, Gills Onions, the City of Tulare and a California resort.

Chevron Energy Solutions.  We entered into an agreement with Chevron Energy Solutions (“Chevron”), a subsidiary of ChevronTexaco, in December 2001, to jointly market and sell DFC power plants, with initial projects targeted for the northeastern U.S. and California. Chevron has sold and installed a 1 MW DFC1500MA power plant in California to Alameda County for the Santa Rita Correctional Facility and a DFC300MA power plant for the U.S. Postal Service’s San Francisco Processing and Distribution Center.

Linde Group We entered into a non exclusive agreement with The Linde Group, a worldwide market leader in industrial gases and engineering, to sell and market Direct FuelCell(R) (DFC(R)) power plants worldwide except where FuelCell Energy already has granted exclusive distribution agreements. Linde will focus initially on DFC opportunities in North America that fit into its overall strategy of developing sustainable energy solutions and providing low-carbon distributed generation solutions to industrial, commercial and governmental customers, with longer term plans to leverage this relationship into other geographies where Linde has market leadership.

LOGANEnergy Corp.   We entered into an agreement with LOGANEnergy Corp. (“LOGAN”) in July 2004 to jointly market and sell DFC power plants. In 2005, we received two orders from LOGAN totaling 750 kW for government training facilities in California - 500 kW for a U.S. Marine Base at Camp Pendleton and the U.S. Marine Corps Air Ground Center at Twentynine Palms.

PPL Energy Plus. PPL Energy Plus (“PPL”), a subsidiary of PPL Corporation, has purchased and installed DFC power plants at three Starwood Resorts properties (Sheraton Edison and Sheraton Parsippany in New Jersey and Sheraton New York Towers in Manhattan); one unit at Ocean County College in New Jersey; and one unit at a Pepperidge Farm Bakery in Bloomfield, Conn.

Customer Partners

We have partnered directly with certain customers who have installed our products. These customer partners have the option to negotiate arrangements for the sale, distribution and service of our DFC power plants upon completion of the project.

Our longest standing customer partner relationship is with the Los Angeles Department of Water and Power (“LADWP”), the largest municipal utility in the U.S. with 640,000 water customers and 1.4 million electric customers.  LADWP participated with us on our 2 MW Santa Clara Demonstration Project in 1996-1997 and currently has three DFC 300A power plant installations (grid-connected units at its Main Street facility, headquarters building, and a wastewater treatment plant installation at Terminal Island).

Competition

We compete on the basis of our products’ reliability, fuel efficiency, environmental considerations and cost.  We believe that our DFC carbonate fuel cell offers competitive and environmental advantages over most other fuel cell designs and other combustion-based technologies for stationary baseload power generation.

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

POWER PURCHASE AGREEMENTS

Power purchase agreements (PPAs) are a common arrangement in the energy industry, whereby a customer purchases energy from an owner and operator of the power generation equipment. A number of our partners enter into PPAs with end use customers, such as Marubeni in Japan and PPL in the U.S., where they purchase DFC power plants from us, own and operate the units, and recognize revenue as energy is sold to the end user.

We have seeded the market with a number of Company funded PPAs to penetrate key target markets and develop operational and transactional experience. To date, we have funded the development and construction of certain fuel cell power plants sited near customers in California, and own and operate 3 MW of assets through PPA entities in which we have an 80% ownership interest. As we enter in to multi-MW projects in the RPS markets and with the benefit of the federal investment tax credit and accelerated depreciation in the Energy Policy Act of 2005 we believe future PPAs will attract third party financing.

MANUFACTURING AND COST REDUCTION

We have established a 65,000 square foot manufacturing facility in Torrington, Connecticut where we produce our repeating fuel cell components: the anode and cathode electrodes, metallic bipolar plates and the electrolyte matrix. These stack components are combined and assembled into modules that are currently delivered to our test and conditioning facilities in Danbury, Connecticut. Sub-MW modules are combined and tested with the balance of plant to complete our power plants at the customer site. Our MW modules for the DFC1500MA and DFC3000 are tested and conditioned in Danbury and then shipped to the customer site for final testing with an assembled balance of plant.

Our manufacturing, testing and conditioning facilities have equipment in place for a production capacity of 50 MW per year. We believe manufacturing capacity can be increased to 125 - 150 MW within our existing Torrington facility through the addition of parallel production lines and additional machinery. We also have additional land surrounding our Torrington facility, on which we could expand to 400 MW of annual production of our repeating fuel cell components. Expansion of our manufacturing facilities beyond 50 MW would also require new facilities for the fuel cell stack and module assembly, test and conditioning which could be deployed regionally. These regional assembly, test and conditioning facilities are expected to provide additional cost savings as they will reduce shipping costs, enhance delivery times and improve customer service. Our current production volume is 10 MW which will be adjusted depending on customer demand and the emergence of the RPS market.
Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost more than $10,000/kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, they have made significant progress primarily through value engineering our products and increasing the power output by 20%. Our current manufactured cost of approximately $3,250 /kW on our multi-MW power plant, $4,300/kW on our MW plant and $4,800/kW for the sub-MW product. Reducing product cost is essential for us to further penetrate the market for our high temperature fuel cell products. Cost reductions will lessen and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and are critical to us attaining profitability.

In 2006, we primarily focused our cost saving efforts on our multi-MW product, the DFC3000. Significant savings came from “value engineering” – developing lower-cost designs for various elements of the power plant – and improving the efficiency of the Company’s manufacturing, testing and commissioning processes. The cost reduction also resulted from the 20 percent increase in power output in our DFC products announced in August 2006. By improving thermal management of electrochemical activity within the stack, the Company increased the power output from each cell, which produces more electricity from the same basic power plant components.

FuelCell Energy will continue to emphasize its cost out initiatives to deliver the most cost efficient and environmentally friendly power generation solutions and meet the needs of the emerging RPS markets. In 2007, the DFC300MA and DFC1500MA are targeted to achieve another 20 percent cost reduction through improvements in strategic sourcing, value engineering and operations. Increased production volume could also reduce that cost another 10 to 20 percent.

SERVICE AND CUSTOMER SATISFACTION

Our service organization offers comprehensive service and maintenance programs including total fleet management, refurbishment and recycling services, and complete product support including spare parts inventory.  We are offering service agreements at various levels for one to 13 years, with flexible renewal options.

FuelCell Energy has invested in a Service Group organization that offers a complete service portfolio for FuelCell Energy’s DFC product line. The Service Group’s primary task is to maintain a high level of service for our end user customers during the warranty period of the original DFC equipment. In providing the wide range of services required to support the fleet during the warranty period, the Service Group has developed infrastructure that can be easily extended to capture revenue as the units in the field enter the period past the warranty period. In 2006, we achieved revenues of $1.7 million in long-term service agreements and revenue is expected to grow in the years to come.

In providing the range of services required to support the fleet during the warranty and service agreement period, the service organization has developed infrastructure to support its efforts which includes a 24/7 Call Center and a web-based information system network that allows fingertip access to plant performance data. We have also established regional parts warehouses including rotable pool of spare stacks, fully equipped regional field service teams, a stack repair/refurbishment center, testing and conditioning facilities. All personnel complete an operator and maintenance technician training program and work very closely with the engineering and technology support organizations to service our products in the field. This infrastructure has enabled us do diagnosis issues quickly and maintain strong customer satisfaction.

In 2006, we improved the availability of our fleet meeting our customers’ expectation for product performance and availability. We have over 50 units installed at customer sites throughout the U.S., Asia and Europe. Through December 31, 2006, we have generated more than 150 million kWhs at customer sites worldwide, with a cumulative fleet availability of over 90 percent.

In 2006, a customer satisfaction survey polling customers that own and operate our DFC units in the U.S. and Japan, solicited feedback on all aspects of our products and services. The Service organization received high ratings from our customers. The customers polled were extremely pleased with the aftermarket and service support that they were receiving and believed that the service provided held exceptional value.

GOVERNMENT RESEARCH AND DEVELOPMENT CONTRACTS

The goal of our research and development efforts is to improve our core DFC products and expand our technology portfolio in complementary high temperature fuel cell systems, such as SOFC.  In addition, we are also conducting limited development work on advanced applications for other fuel cell technologies, such as PEM. A significant portion of our research and development has been funded by government contracts and is classified as cost of research and development contracts in our consolidated financial statements. For the fiscal years ended 2006, 2005 and 2004, total research and development expenses, including amounts received from the DOE, other government departments and agencies and our customers, and amounts that have been self-funded, were $22.0 million, $35.0 million and $44.9 million, respectively.

Government Research & Development Contracts

Since 1975, we have worked on the development of our DFC technology with various U.S. government departments and agencies, including the DOE, the Navy, the Coast Guard, the Department of Defense, the Environmental Protection Agency, the Defense Advance Research Projects Agency and the National Aeronautics and Space Administration.  Government funding, principally from the DOE, provided approximately 35 percent, 43 percent and 60 percent of our revenue for the fiscal years ended 2006, 2005 and 2004, respectively.  From the inception of our carbonate fuel cell development program in the mid-1970s to date, more than $536 million has been invested to support the development of our DFC technology. This includes approximately $355 million from government agencies, with the balance provided by private entities, utility organizations and licensees.

Significant programs we are currently working on include:

Carbonate Fuel Cell Programs

Direct FuelCell/Turbine. The DOE’s Office of Fossil Energy established its Vision 21 Program in 1999 with the objective of developing a “21st Century Energy Plant” that can generate electricity, heat, clean fuels, chemicals and hydrogen from a variety of feedstocks such as fossil fuels and biomass with high efficiency and low environmental impact. The Company was awarded a $19.4 million cost-shared contract to develop a fuel cell / turbine hybrid power plant under this program.

In 2005, we completed the fabrication of an alpha sub-MW power plant by the intregration of a 250kW DFC stack module with a Capstone C60 microturbine. The microturbine supplements the power produced by the fuel cell, increasing the system electrical efficiency. The unit was installed and grid-connected at the Billings Clinic in Billings, Montana and started generating power in April 2006. During approximately 8,000 hours of operation, the unit achieved a record-breaking electrical efficiency of 56 percent, surpassing all distributed generation technologies in this size range. Emissions testing of the DFC/T system demonstrated compliance with the stringent California Air Resources Board’s CARB ’07 standards.

Subsequent to the success of the DFC/T field demonstration and following the Company’s shift to MW scale products, we have initiated the design of a MW-scale hybrid DFC/T.

Dual Fuel Testing at CTC. The ability to operate highly efficient, pollution-free, distributed-generation power plants interchangeably on either natural gas or HD-5 grade propane is of interest to the U.S. Army and other applications as a way to maintain secure power for critical power operations. Propane, a readily available and transportable fuel that can easily be stored on-site, can also be used as a primary fuel to islands, remote sites, national parks, data centers, military bases, hotels, and hospitals. In response to the interest for a fuel flexible power plant, Concurrent Technologies Corporation (CTC), under contract to the U.S. Army Engineering, Research and Development Center's Construction Engineering Research Laboratory (ERDC-CERL), subcontracted with FuelCell Energy (Sept. 2005) to test a DFC300MA power plant on propane at their Johnstown, Pennsylvania location. The purpose of the demonstration was to operate our DFC300MA power plant on HD-5 grade propane as well as natural gas and to switch rapidly between these fuels. This system was designed to enable the generation of ultra-clean baseload electricity even in situations when fuel supplies are threatened due to natural disaster, terrorism or repair outages.

This DFC300MA fuel cell power plant operated on HD-5 propane for eight months in 2006. During this demonstration period the power plant accumulated over 5,000 hours of operation on propane and natural gas generating more than 700 MW hours (MWh) of electricity.

Co-production of Hydrogen and Electricity using DFC Power Plants

Our high temperature DFC power plants produce hydrogen internally from hydrocarbon fuels, and then convert it to electricity. These DFC products are capable of co-production of electricity and hydrogen at potentially attractive costs. This value-added proposition is quite attractive for industrial users of hydrogen in the near term. It also provides a technology bridge to the hydrogen infrastructure being developed by DOE for our nation’s energy independence. A recent DOE-sponsored study performed by Air Products and Chemicals, Inc. (APCI), showed that a sub-MW DFC power plant installed at a hydrogen refueling station for fuel cell vehicles can handle a fleet of approximately 200 cars while providing enough electricity to power a community of 200 homes.

During 2005, we were selected by Air Products to develop and demonstrate the Next Generation Hydrogen Energy station. The $10 million cost-shared project, co-sponsored by DOE, APCI and FCE, will integrate our ultra-clean DFC power plant and Air Products’ advanced gas separation technology to co-produce hydrogen and electricity at a vehicle refueling station from one single system (“DFC-H2”). The sub-MW system will be designed to operate on pipeline natural gas and other renewable fuels such as waste-derived biogas. Air Products estimates that the DFC-H2 system has the potential to be highly efficient and cost competitive with other conventional technologies. Several locations in California are being evaluated for the demonstration of the DFC-H2 system, presently scheduled to be on-stream in late 2007.

We are also engaged in technology development of an electrochemical hydrogen separator (EHS). Under sponsorship of Connecticut Clean Energy Fund, a subscale EHS stack was designed, built and delivered to University of Connecticut for demonstration in February 2006. The EHS stack has accumulated over six months of stable operation on a variety of test conditions. During 2006, we were selected by U.S. Department of Defense to scale-up its solid-state electrochemical hydrogen separator (EHS) technology to co-produce high purity hydrogen from its DFC power plants. The EHS technology is highly modular, “truly green” and promises over 50 percent reduction in the separation cost. EHS has no moving parts, which leads to enhanced reliability and higher levels of safety needed for the hydrogen infrastructure. The technology scale-up during 2007 will focus on laboratory validation tests of large-area EHS stacks, followed by a sub-megawatt system demonstration in 2008.

DFC Marine/Diesel. We are continuing development of marine applications for our DFC technology under contracts to the U.S. Navy. The marine power plants are required to operate on liquid fuel including diesel. We have a multi-year contract with the Office of Naval Research to develop a 500 kW first generation power plant for demonstration at the Naval Sea Systems Command facility in Philadelphia. We have constructed and verified operation of the balance of plant (BOP) process equipment for the marine DFC power plant. The BOP has been integrated with our commercial DFC module, and the complete power plant is undergoing initial performance testing in Danbury, Connecticut. Following completion of additional testing, the plant is expected to be delivered to Philadelphia during the second quarter of 2007. This $25.4 million cost-shared project commenced in 2000 and is a continuation of an earlier $4.6 million contract that completed the conceptual design and testing of the critical components for the marine fuel cell power module.

We expect that successful demonstration of this project can lead to additional diesel fuel cell power plant applications for commercial ships and remote site power generation.

Solid Oxide Fuel Cell Programs

SECA Program

In September 2006, we completed all the technical requirements for the DOE’s Solid State Energy Conversion Alliance (“SECA”) Phase I, 3-10 kW solid oxide fuel cell (“SOFC”) cost reduction program and entered into a new SECA Phase I program for development of a multi-megawatt SOFC power plant operating on coal syngas (the Large Scale Hybrid Program).

Program technical highlights included demonstration testing of a 3 kW SOFC system for over 2,100 hours that successfully met or exceeded all DOE performance metrics for power output, efficiency and degradation (life). This system was subsequently shipped to the DOE National Energy Technology Laboratory (“NETL”) at Morgantown, West Virginia where the unit operated for approximately 1,500 hours confirming the operational results. A factory cost estimate was conducted based on the 3 kW SOFC system design and bill-of-materials which verified that the system cost estimate is less than the DOE SECA program specified phase I program metric of $800/kW.

Large Scale Hybrid

In February 2006, we were selected by the DOE as a prime contractor for a Phase I award to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. The contract was finalized in September 2006. The program’s overall objective is to develop SOFC technology, fueled by coal synthesis gas (coal gas) that will be used in highly-efficient central generation power plant facilities. The advanced fuel cell-hybrid system will have an overall efficiency of at least 50 percent in converting energy contained in coal to grid electrical power. In contrast, today’s average U.S. coal-based power plant has an electrical efficiency of approximately 35 percent. In addition, the envisioned SOFC-hybrid system is expected to separate 90 percent or more of the system’s carbon dioxide emissions for capture and environmentally safe disposal while being cost competitive with other baseload power generating technologies.

The first phase of this three phase program will focus on SOFC cell and stack technology scale-up, as well as baseline and proof-of-concept system engineering design and analysis. The project will culminate in phase three with the fabrication and operation of a multi-MW proof-of-concept SOFC-hybrid power plant at FutureGen, a planned DOE demonstration of advanced power systems that emit near-zero emissions, doubling today's electric generating efficiency, co-produce hydrogen, and sequester carbon dioxide or at another suitable location using coal-derived synthesis gas as the fuel. Phase I of the program is a two-year, $36.2 million cost-shared program. If selected for subsequent phases, total project funding of approximately $180 million is anticipated.

We are the prime contractor on this program and other team members include: Versa Power Systems, Inc., Gas Technology Institute (“GTI”), Nexant, Inc., WorleyParsons Group Inc., and SatCon Technology Corporation.

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

We are also subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. In addition, utility companies and several states have created and adopted or are in the process of creating interconnection regulations covering both technical and financial requirements for interconnection to utility grids.

PROPRIETARY RIGHTS AND LICENSED TECHNOLOGY

To compete in the marketplace, align effectively with business partners and protect our proprietary rights, we rely primarily on a combination of trade secrets, patents, confidentiality procedures and agreements and patent assignment agreements. In this regard, we have 46 current U.S. patents and 74 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). All of the 46 U.S. patents relate to our Direct FuelCell technology. We also have submitted 38 U.S. and 123 international patent applications.

The patents we have obtained will expire between 2008 and 2024, and the current average remaining life of our patents is approximately 11.4 years. In 2006, three new U.S patents were issued. In fiscal 2006, six U.S. patents expired. The expiration of these patents has no material impact on our current or anticipated operations. We also have approximately 30 invention disclosures in process with our patent counsel that may result in additional patent applications.

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

We have two agreements with MTU CFC; a Cell License Agreement and a Balance of Plant License Agreement.  Under our current Cell License Agreement, which has been extended through December 2009, we license our DFC technology to MTU CFC for use exclusively in Europe and the Middle East and non-exclusively in Africa and South America.  We also sell our DFC components and stacks to MTU CFC under this agreement.  Under the Cell License Agreement, MTU CFC also granted us an exclusive, royalty-free license to use any of their existing improvements to our Direct FuelCell that MTU CFC developed as of December 1999 under a previous license agreement.  In addition, MTU CFC has agreed to negotiate a license grant of any separate carbonate fuel cell know-how it develops during the term of the current Cell License once it is ready for commercialization.  Under our Balance of Plant Cross Licensing and Cross-Selling Agreement, we may sell to MTU CFC our MW-class modules and MTU CFC may sell their sub-MW class modules to us.  The Balance of Plant License continues through July 2008 and may be extended for up to three additional 5-year terms, at the option of either MTU CFC or us.

REVENUE AND BACKLOG

Our consolidated revenues for the years ended October 31, 2006, 2005 and 2004 were $33.3 million, $30.4 million and $31.4 million, respectively. These consolidated revenues included product sales and revenues of $21.5 million, $17.4 million and $12.6 million, respectively, and revenues from research and development contracts of $11.8 million, $13.0 million and $18.8 million, respectively. Consolidated revenues for the years ended October 31, 2006, 2005 and 2004 in the U.S. were $27.5 million, $22.2 million and $23.4 million, respectively, and consolidated revenues from foreign locations were $5.8 million, $8.2 million and $8.0 million, respectively, based on customer order location.

Our backlog as of October 31, 2006 was approximately $58.0 million compared with backlog of approximately $42.2 million as of October 31, 2005. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we hold.

•
Product order backlog was approximately $18.1 million and $20.3 million as of October 31, 2006 and 2005, respectively, representing 8.05 MW as of October 31, 2006 and 8.25 MW as of October 31, 2005. Product orders represent approximately 50 percent of our total funded backlog as of October 31, 2006. Backlog for long-term service agreements was approximately $9.8 million and $6.1 million as of October 31, 2006 and 2005, respectively. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

•
For research and development contracts, we include the total contract value including any unfunded portion of the total contract value in backlog. Research and development contract backlog was approximately $30.1 million and $15.8 million as of October 31, 2006 and 2005, respectively. The unfunded portion of our research and development contracts amounted to approximately $21.6 million and $3.9 million as of October 31, 2006 and 2005, respectively. Due to the long-term nature of these contracts, fluctuations from year to year are not an indication of any future trend.

As of October 31, 2006 and 2005, we had contracts for power plants totaling 4 MW under power purchase agreements ranging from 5 - 10 years. Revenue under these agreements is recognized as electricity is produced. This revenue is not included in backlog.

EMPLOYEES

As of October 31, 2006 we had 384 full-time employees, of whom 110 were located at the Torrington, Connecticut manufacturing plant, and 274 were located at the Danbury, Connecticut facility or various field offices.

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

Our cost reduction strategy is based on the assumption that a significant increase in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, global competitive sourcing, engineering design and technology (including projected power output) that are currently not ascertainable. Failure to achieve our cost reduction targets would have a material adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

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

We have signed long-term power purchase and service agreements with customers, which are subject to market conditions and operating risks that may affect our operating results.

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

Several companies in the U.S. are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells. Emerging fuel cell technologies (and companies developing them) include proton exchange membrane fuel cells (Ballard Power Systems, Inc.; United Technologies Corp. or UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells) and solid oxide fuel cells (Siemens Westinghouse Electric Company, SOFCo, General Electric, Delphi, Rolls Royce and Acumentrics). Each of these competitors has the potential to capture market share in our target markets.

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

Our largest two institutional shareholders each own more than 5%, but less than 10%, of our outstanding common stock. MTU Friedrichshafen GmbH owns approximately 5% of our outstanding common stock. James D. Gerson beneficially owns approximately 2% of our outstanding common stock. Loeb Investors Co. LXXV and Warren Bagatelle (a managing director of an affiliate of Loeb Investors Co. LXXV) collectively beneficially own approximately 2% of our outstanding common stock. These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Michael Bode (Chief Executive Officer of MTU CFC Solutions GmbH), James D. Gerson, Warren Bagatelle and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). MTU CFC is also a licensee of our technology and a purchaser of our Direct FuelCell products. Therefore, it may be in MTU CFC’s interest to possess substantial influence over matters concerning our overall strategy and technological and commercial development.

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

Our plans are dependent upon market acceptance of, as well as enhancements to, those products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell products may be affected by many factors that are out of our control, including:

•	the cost competitiveness of our fuel cell products;

•	the future costs of natural gas and other fuels used by our fuel cell products;

•	consumer reluctance to try a new product;

•	perceptions of the safety of our fuel cell products;

•	the market for distributed generation;

•	local permitting and environmental requirements; and

•	the emergence of newer, more competitive technologies and products.

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

A portion of our fuel cell revenues have been derived from long-term cooperative agreements and other contracts with the U.S. Department of Energy (“DOE”), the U.S. Department of Defense, the U.S. Navy and other U.S. government agencies. These agreements are important to the continued development of our technology and our products.

Generally, our U.S. government research and development contracts, are subject to the risk of termination at the convenience of the contracting agency. Furthermore, these contracts, irrespective of the amounts allocated by the contracting agency, are subject to annual Congressional appropriations and the results of government or agency sponsored reviews and audits of our cost reduction projections and efforts. We can only receive funds under these contracts ultimately made available to us annually by Congress as a result of the appropriations process. Accordingly, we cannot be sure whether we will receive the full amounts awarded under our government research and development or other contracts. Failure to receive the full amounts under any of our government research and development contracts could materially and adversely affect our business prospects, results of operations and financial condition.

A negative government audit could result in an adverse adjustment of our revenue and costs and could result in civil and criminal penalties

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

The U.S. government has certain rights relating to our intellectual property, including restricting or taking title to certain patents.

Many of our U.S. patents relating to our fuel cell technology are the result of government-funded research and development programs. Two of our patents that were the result of DOE-funded research prior to January 1988 (the date that we qualified as a “small business”) are owned by the U.S. government and have been licensed to us. This license is revocable only in the limited circumstances where it has been demonstrated that we are not making an effort to commercialize the invention. We own all patents resulting from research funded by our DOE contracts awarded after January 1988 to date, based on our “small business” status when each contract was awarded. Under current regulations, patents resulting from research funded by government agencies other than the DOE are owned by us, whether or not we are a “small business.”

Ten U.S. patents that we own have resulted from government-funded research and are subject to the risk of exercise of “march-in” rights by the government. March-in rights refer to the right of the U.S. government or a government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. These “march-in” rights permit the U.S. government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. In addition, our DOE-funded research and development agreements also require us to agree that we will not provide to a foreign entity any fuel cell technology subject to that agreement unless the fuel cell technology will be substantially manufactured in the U.S. Accordingly, we could lose some or all of the value of these patents.

A failure to qualify as a “small business” could adversely affect our rights to own future patents under DOE-funded contracts.

Qualifying as a “small business” under DOE contracts allows us to own the patents that we develop under DOE contracts. A “small business” under applicable government regulations generally consists of no more than 500 employees. If we continue to grow, we will no longer qualify as a “small business” and no longer own future patents we develop under future contracts, grants or cooperative agreements funded by the DOE based on such certification, unless we obtain a patent waiver from the DOE. Should we not obtain a patent waiver and outright ownership, we would nevertheless retain exclusive rights to any such patents, so long as we continue to commercialize the technology covered by the patents. As a result of our acquisition of Global, the number of our employees increased and therefore, we temporarily did not qualify as a “small business.” Following the sale of Global and its TEG product line on May 27, 2004, we again qualified as a “small business”; however, we cannot assure you that we will continue to qualify as a “small business” in the future.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that we have obtained will expire between 2008 and 2024 and the average remaining life of our U.S. patents is approximately 11.4 years.

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

We are subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. Assuming no co-generation applications are used in conjunction with our Direct FuelCell plants, they will discharge humid flue gas at temperatures of up to 800o F, water at temperatures of approximately 10-20 o F above surrounding air temperatures and carbon dioxide.

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

Several states have created and adopted or are in the process of creating their own interconnection regulations covering both technical and financial requirements for interconnection to utility grids. Depending on the complexities of the requirements, installation of our systems may become burdened with additional costs that might have a negative impact on our ability to sell systems. The Institute of Electrical and Electronics Engineers has been working to create an interconnection standard addressing the technical requirements for distributed generation to interconnect to utility grids. Many parties are hopeful that this standard will be adopted nationally to help reduce the barriers to deployment of distributed generation such as fuel cells; however this standard may not be adopted nationally thereby limiting the commercial prospects and profitability of our fuel cell systems.

We could be liable for environmental damages resulting from our research, development or manufacturing operations.

Our business exposes us to the risk of harmful substances escaping into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims, and in some instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws and regulations that govern environmental protection and human health and safety. We believe that our businesses are operating in compliance in all material respects with applicable environmental laws, however these laws and regulations have changed frequently in the past and it is reasonable to expect additional and more stringent changes in the future.

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

Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. The fuels we use are combustible and may be toxic. In addition, our Direct FuelCell products operate at high temperatures and our Direct FuelCell products use corrosive carbonate material, which could expose us to potential liability claims. Although we have comprehensive safety, maintenance and training programs in place, we cannot guarantee there will not be accidents. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our Direct FuelCell products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

We are subject to risks inherent in international operations.

Since we market our Direct FuelCell products both inside and outside the U.S. and Canada, our success depends, in part, on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our operations and revenues.

Our stock price has been and could remain volatile.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet our product development and commercialization milestones;

•	variations in our quarterly operating results from the expectations of securities analysts or investors;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	investor perception of our industry or our prospects;

•	insider selling or buying;

•	demand for our common stock; and

•	general technological or economic trends.

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

The terms of the Series 1 preferred shares issued by FuelCell Energy, Ltd., our wholly-owned, indirect subsidiary, provide rights to the holder, Enbridge Inc. (“Enbridge”), including dividend and conversion rights among others that could negatively impact us. For example, the terms of the Series 1 preferred shares provide that the holders are entitled to receive cumulative dividends for each calendar quarter for so long as such shares are outstanding. Assuming the exchange rate for Canadian dollars is Cdn.$1.1758 to U.S.$1.00 (exchange rate on January 10, 2007) at the time of the applicable dividend payment date, we are required to pay a preferred dividend of approximately $265,776 per calendar quarter, subject to reduction in accordance with the terms of the Series 1 preferred shares. The terms of the Series 1 preferred shares also require that the holder be paid any accrued and unpaid dividends on December 31, 2010. To the extent that there is a significant amount of accrued dividends that is unpaid as of December 31, 2010 and we do not have sufficient working capital at that time to pay the accrued dividends, our financial condition could be adversely affected. We have guaranteed these dividend obligations, including paying a minimum of Cdn.$500,000 in cash annually to Enbridge for so long as Enbridge holds the Series 1 preferred shares. We have also guaranteed the liquidation obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

We are also required to issue common stock to the holder of the Series 1 preferred shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is U.S.$6.22 (our common stock closing price on January 10, 2007) and the exchange rate for Canadian dollars is Cdn.$1.1758 to U.S.$1.00 (exchange rate on January 10, 2007) at the time of conversion, we would be required to issue approximately 3,598,260 shares of our common stock.

The terms of the Series B Preferred Shares also provide rights to their holders that could negatively impact us.  Holders of the Series B Preferred Shares are entitled to receive cumulative dividends at the rate of $50 per share per year, payable either in cash or in shares of our common stock.  To the extent the dividend is paid in shares, additional issuances could be dilutive to our existing stockholders and the sale of those shares could have a negative impact on the price of our common stock.  A share of our Series B preferred stock may be converted at any time, at the option of the holder, into 85.1064 shares of our common stock (which is equivalent to an initial conversion price of $11.75 per share) plus cash in lieu of fractional shares.  Furthermore, the conversion rate applicable to the Series B Preferred Stock is subject to adjustment upon the occurrence of certain events.

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

Item 3. LEGAL PROCEEDINGS

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the U.S. District Court for the District of Montana, Butte Division against the Company and one of its distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleges that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells have failed to perform as represented and warranted. Zoot is seeking rescission of the contract with PPL, totaling approximately $2.5 million. Zoot may also be seeking damages for breach of contract and under tort arising out of the alleged misrepresentation. The Company intends to vigorously defend the action. The Company is unable to predict at this time the ultimate outcome of this lawsuit and therefore no loss contingency has been included in the consolidated financial statements.

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

Our common stock has traded under the symbol “FCEL” on the Nasdaq Stock Market since June 7, 2000. The following table sets forth the high and low sale prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Stock Market during the indicated quarters.

	Common Stock Price
	High	Low
Year Ended October 31, 2004
First Quarter	$17.79	$10.75
Second Quarter	$20.30	$11.54
Third Quarter	$17.59	$8.30
Fourth Quarter	$13.36	$7.16

Year Ended October 31, 2005
First Quarter	$13.45	$7.98
Second Quarter	$12.06	$7.71
Third Quarter	$10.94	$7.05
Fourth Quarter	$12.25	$8.25

Year Ended October 31, 2006
First Quarter	$10.90	$7.90
Second Quarter	$15.00	$9.22
Third Quarter	$13.97	$8.29
Fourth Quarter	$9.90	$6.59

On January 10, 2007, the closing price of our common stock on the Nasdaq Stock Market was $6.22 per share. As of January 10, 2007, there were 736 holders of record of our common stock.

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

The Series 1 preferred shares may be converted into shares of our common stock at the following conversion prices:

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

The foregoing conversion prices are subject to adjustment for certain subsequent events. As illustrated below, the number of shares of our common stock issuable upon conversion of the Series 1 preferred shares after July 31, 2020 may be significantly greater than the number of shares issuable prior to that time.

The following examples illustrate the number of shares of our common stock that we will be required to issue to the holder(s) of the Series 1 preferred shares if and when the holder(s) exercise their conversion rights pursuant to the terms of the Series 1 preferred shares. The following examples are based upon Cdn.$25.0 million of Series 1 preferred shares outstanding (which is the amount currently outstanding) and assume that all accrued dividends on the Series 1 preferred shares have been paid through the time of the conversion and, in the case of conversions occurring after July 31, 2020, that the exchange rate for Canadian dollars is Cdn.$1.1758 to U.S.$1.00 (exchange rate on January 10, 2007) at the time of the conversion:

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

•
if the Series 1 preferred shares convert any time after July 31, 2020, assuming our common stock price is U.S. $6.22 (our common stock closing price on January 10, 2007) at the time of conversion, we would be required to issue approximately 3,598,260 shares of our common stock.

Subject to the Business Corporations Act (Alberta), the holder of the Series 1 preferred shares is not entitled to receive notice of or to attend or vote at any meeting of the FuelCell Energy, Ltd. Common shareholders. At present, we own all of the FuelCell Energy, Ltd. common stock.

Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, the sole current holder of the Series 1 preferred shares, as long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. Subsequent to 2010, FuelCell Energy, Ltd. would be required to pay annual dividend amounts totaling Cdn.$1.25 million so long as the Series 1 Preferred shares remain outstanding. Cumulative unpaid dividends of $5.3 million on the Series 1 preferred shares were outstanding as of October 31, 2006. We have guaranteed the dividend obligations of FuelCell Energy, Ltd. to the Series 1 preferred shareholders.

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

In the event of the liquidation, dissolution or winding up of FuelCell Energy, Ltd., whether voluntary or involuntary, or any other distribution of its assets among its shareholders for the purpose of winding up its affairs, the holder of the Series 1 preferred shares will be entitled to receive the amount paid on such Series 1 preferred shares (currently Cdn.$25.0 million) together with an amount equal to all accrued and unpaid dividends thereon, before any amount will be paid or any of FuelCell Energy, Ltd.’s property or assets will be distributed to the holders of FuelCell Energy, Ltd.’s common stock. After payment to the holder of the Series 1 preferred shares of the amounts payable to them, the holder of the Series 1 preferred shares will not be entitled to share in any other distribution of FuelCell Energy, Ltd.’s property or assets. We have guaranteed the liquidation obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

SERIES B PREFERRED SHARES

On November 11, 2004, we entered into a purchase agreement with Citigroup Global Markets Inc., RBC Capital Markets Corporation, Adams Harkness, Inc., and Lazard Freres & Co., LLC (the “Initial Purchasers”) for the private placement under Rule 144A of up to 135,000 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (“Series B Preferred Stock”). On November 17, 2004 and January 25, 2005, we closed on the sale of 100,000 shares and 5,875 shares, respectively, of Series B Preferred Stock to the Initial Purchasers.

At October 31, 2006 and 2005, there were 200,000 authorized of which 64,120 and 105,875 shares were issued and outstanding, respectively. The carrying value of the Series B Preferred Stock as of October 31, 2006 and 2005 represents the net proceeds to us of approximately $60.0 million and $99.0 million, respectively. During fiscal 2006, we converted 41,755 shares of Series B Preferred Stock (the "Shares") into 3,553,615 shares of our common stock. The conversion occurred pursuant to the terms of the Certificate of Designation for the Series B Preferred Stock, whereby upon conversion, the holders received 85.1064 shares of our common stock per share of Series B Preferred Stock. In addition, pursuant to this conversion, we paid a conversion premium of $4.3 million.

The following is a summary of certain provisions of our Series B Preferred Stock. The resale of the shares of our Series B Preferred Stock and the resale of the shares of our common stock issuable upon conversion of the shares of our Series B Preferred Stock are covered by a registration rights agreement.

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

If holders of shares of our Series B Preferred Stock elect to convert their shares in connection with certain fundamental changes (as described below and in the certificate of designation), we will in certain circumstances discussed below increase the conversion rate by a number of additional shares of common stock upon conversion or, in lieu thereof, we may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that shares of our Series B preferred stock are converted into shares of the acquiring or surviving company, in each case as described in the certificate of designation.

The adjustment of the conversion price of the Series B Preferred Stock is to prevent dilution of the interests of the holders of the Series B Preferred Shares, including on account of the following:

•	Issuances of common stock as a dividend or distribution to holders of our common stock;

•	Common stock share splits or share combinations;

•	Issuances to holders of our common stock of any rights, warrants or options to purchase our common stock for a period of less than 60 days; and

•	Distributions of assets, evidences of indebtedness or other property to holders of our common stock.

Shares of our Series B Preferred Stock will not be redeemable by us, except in the case of a fundamental change (as described below and in the certificate of designation) whereby holders may require us to purchase all or part of their shares at a redemption price equal to 100% of the liquidation preference of the shares of Series B Preferred Stock to be repurchased, plus accrued and unpaid dividends, if any. We may, at our option, elect to pay the redemption price in cash or, in shares of our common stock valued at a discount of 5% from the market price of shares of our common stock, or any combination thereof. Notwithstanding the foregoing, we may only pay such redemption price in shares of our common stock that are registered under the Securities Act of 1933 and eligible for immediate sale in the public market by non-affiliates of the Company.

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

UNREGISTERED SECURITIES

The following unregistered securities were issued during the period of November 1, 2004 through January 11, 2007:

Shares Issued

As discussed above, on November 17, 2004 and January 25, 2005, we sold 100,000 shares and 5,875 shares, respectively, of Series B Preferred Stock, which were not registered upon issuance to the initial purchasers. During fiscal 2006, we converted 41,755 shares of Series B Preferred Stock (the "Shares") into 3,553,615 shares of our common stock and at October 31, 2006, there were 64,120 shares of Series B Preferred Stock outstanding.

Warrants Issued

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of these warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. As of October 31, 2006, 800,000 of these warrants had expired. The exercise price of the remaining 200,000 warrants (which are not vested) is $18.73 per share and the warrants will expire April 2007, if not earned and exercised sooner.

On July 7, 2005, we issued warrants to purchase up to an aggregate of 1,000,000 shares of our common stock to Enbridge Inc. (Enbridge) in conjunction with an amended distribution agreement. All previously issued warrants to Enbridge were cancelled. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. In October 2006, Enbridge placed a qualifying order resulting in vesting of 30,000 warrants with an exercise price of $9.89. The expiration date of these vested warrants is October 31, 2008. The exercise prices of the remaining 970,000 warrants not vested range from $9.89 to $11.87 per share and the expiration dates range from June 30, 2008 to June 30, 2010, if not earned and exercised sooner.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2006 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this Report (the “Financial Statements”). The data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

(Amounts presented in thousands, except for per share amounts)

Consolidated Statement of Operations Data:

	Year Ended October 31,
	2006	2005	2004	2003	2002
Revenues:
Product sales and revenue	$21,514	$17,398	$12,636	$16,081	$7,656
Research and development contracts	11,774	12,972	18,750	17,709	33,575
Total revenues	33,288	30,370	31,386	33,790	41,231
Costs and expenses:
Cost of product sales and revenues	61,526	52,067	39,961	50,391	32,129
Cost of research and development contracts	10,330	13,183	27,290	35,827	45,664
Administrative and selling expenses	17,759	14,154	14,901	12,631	10,451
Research and development expenses	24,714	21,840	26,677	8,509	6,806
Purchased in-process research and development	—	—	12,200	—	—
Total costs and expenses	114,329	101,244	121,029	107,358	95,050
Loss from operations	(81,041)	(70,874)	(89,643)	(73,568)	(53,819)
License fee income, net	42	70	19	270	270
Interest expense	(103)	(103)	(137)	(128)	(160)
Loss from equity investments	(828)	(1,553)	—	—	—
Loss on derivatives	(233)	—	—	—	—
Interest and other income, net	5,951	5,526	2,472	6,012	4,876
Redeemable minority interest	107	—	—	—	—
Provision for taxes	—	—	—	—	(7)
Loss from continuing operations	(76,105)	(66,934)	(87,289)	(67,414)	(48,840)
Discontinued operations, net of tax	—	(1,252)	846	—	—
Net loss	(76,105)	(68,186)	(86,443)	(67,414)	(48,840)
Preferred stock dividends	(8,117)	(6,077)	(964)	—	—
Net loss to common shareholders	$(84,222)	$(74,263)	$(87,407)	$(67,414)	$(48,840)
Basic and diluted loss per share:
Continuing operations	$(1.65)	$(1.51)	$(1.84)	$(1.71)	$(1.25)
Discontinued operations	—	(.03)	0.01	—	—
Net loss to common shareholders	$(1.65)	$(1.54)	$(1.83)	$(1.71)	$(1.25)
Basic and diluted weighted average shares Outstanding	51,047	48,261	47,875	39,342	39,135

Consolidated Balance Sheet Data:

	As of October 31,
	2006	2005	2004	2003	2002
Cash, cash equivalents and short term investments (U.S. treasury securities)	$107,533	$136,032	$152,395	$134,750	$205,996
Working capital	105,868	140,736	156,798	143,998	218,423
Total current assets	133,709	161,894	178,866	160,792	234,739
Long-term investments (U.S. treasury securities)	13,054	43,928	—	18,690	14,542
Total assets	206,652	265,520	236,510	223,363	289,803
Total current liabilities	27,841	21,158	22,070	16,794	16,316
Total non-current liabilities	7,401	2,892	1,476	1,484	1,785
Redeemable minority interest	10,665	11,517	10,259	—	—
Redeemable preferred stock	59,950	98,989	—	—	—
Total shareholders’ equity	100,795	130,964	202,705	205,085	271,702
Book value per share(1)	$1.90	$2.70	$4.21	$5.20	$6.93

(1) Calculated as total shareholders’ equity divided by common shares issued and outstanding as of the balance sheet date.

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

Results of operations. This section provides an analysis of our results of operations for the years ended October 31, 2006, 2005 and 2004. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy, Inc. (the “Company”, “we”, “us” or “our”) is a world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government and utility customers. To date our products have generated over 150 million kilowatt hours of electricity and we have units operating at over 50 locations around the world.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell® or DFC® Power Plants”), offer stationary applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell and hybrid products as well as planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Our proprietary carbonate DFC power plants electrochemically (meaning without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biomass fuels. Customers buy fuel cells to improve reliability and reduce cost and emissions.

We believe our products offer significant advantages compared to other power generation technologies:

•	Reliable 24/7 baseload power,

•	High fuel efficiency,

•	Ultra-clean (e.g. virtually zero emissions) quiet operation,

•	Lower cost to generate electricity, and

•	The ability to site units locally and provide high temperature heat for cogeneration applications.

Typical customers for our products include manufacturers, mission critical institutions such as correction facilities and government installations, hotels and customers who can use waste or byproducts of their operatons for fuel such as breweries, food processors and waste water treatment facilities. With increasing demand for renewable and ultraclean power options, and increased volatility and uncertainty in electric markets, our customers gain control of power generation economics, reliability and emissions. Our fuel cells offer flexible siting and easy permitting.

Through December 31, 2006, our cumulative fleet availability was greater than 90 percent. Our DFC power plants are protected by 46 U.S. and 74 international patents and we have also submitted 38 U.S. and 123 international patent applications.

Our business strategy is to expand our leadership position in key markets, build multi-megawatt markets and continue to reduce the costs of our products. We believe that with the emergence of the RPS markets, the growth of the California market and continuing product cost reduction, we are well positioned to move to profitability. At a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices, we can reach gross margin breakeven. Our net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. Our 2.4 MW product currently has a production cost at market clearing prices in certain regions such as Connecticut. Thus, if product mix trends more toward MW and multi-MW orders, then we believe that company profitability can achieved at annual volumes lower than 75 MW.

Recent Developments

Change in Executive Management

On January 12, 2006, FuelCell Energy, Inc. announced that R. Daniel Brdar was promoted to President and Chief Executive Officer. Effective January 12, 2007, R. Daniel Brdar was appointed Chairman of the Board. Jerry D. Leitman resigned as Chairman of the Board and as a member of the Company's Board.

On February 15, 2006, Dr. Hans Maru retired as Chief Technology Officer, but will remain as a consultant to the Company. The Chief Technology Officer responsibilities have been assumed by executives within the Company.

On April 17, 2006, Bruce Ludemann was named Senior Vice President of Sales and Marketing for the Company and has been focusing on MW and multi-MW sales opportunities and developing repeatable customers in the Company’s key global markets.

Conversion of Series B Cumulative Convertible Preferred Stock

We have completed transactions with certain holders of the Company’s Series B Cumulative Convertible Preferred Stock to convert an aggregate of 41,755 shares of Series B Preferred Stock into approximately 3.6 million shares of common stock. Pursuant to the conversion of the preferred shares, we have paid the holders a per share conversion premium of approximately $4.3 million or an average of $103.02 per share of Series B Preferred Stock. This conversion resulted in a charge to preferred stock dividends on the consolidated statement of operations of $4.3 million or $0.08 per basic and diluted share for the fiscal year ended October 31, 2006. As a result of this conversion, quarterly dividend obligations have been reduced by approximately $0.5 million or $0.01 per basic and diluted share, which began in the third quarter of fiscal 2006.

Common Stock Offering

During fiscal 2006, we sold 681,000 shares of our common stock on the open market pursuant to a S-3 registration statement filed in June 2005. Total net proceeds to us from the sale of these securities was approximately $8.0 million and was used to pay the $4.3 million conversion premium on the converted shares of our Series B Preferred Stock and to make dividend payments on our Series B Preferred Stock.

2006 Equity Incentive Plan

In February 2006, the Board adopted the Company's 2006 Equity Incentive Plan (the "2006 Plan"). This plan was approved by shareholders at the Company’s March 2006 Annual Meeting. The purpose of the 2006 Plan is to attract and retain key employees, directors, advisors and consultants to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. There are a total of 2,500,000 shares of Common Stock available for issuance under the 2006 Plan, subject to adjustment for any stock dividend, recapitalization, stock split, stock combination or certain other corporate reorganizations.

Adoption of Statement of Financial Accounting Standard No. 123R, “Share-Based Payments”

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Share-based compensation of $4.4 million was recognized in the consolidated statement of operations for the fiscal year ended October 31, 2006. Refer to Note 14 of the consolidated financial statements for additional information.

Change in Accounting for Series 1 Preferred Shares and Derivative Liability

In the fourth quarter of 2006, the Company recorded a cumulative net charge of $0.1 million to the consolidated statement of operations to correct an accounting error related to the Series 1 Preferred shares of FuelCell Energy, Ltd (a wholly-owned subsidiary of the Company). This net charge was recorded in the consolidated statement of operations as a loss on derivatives of $0.2 million and a gain related to redeemable minority interest of $0.1 million. Prior to this change in accounting, the Series 1 Preferred shares were reported in shareholders’ equity as Preferred shares of subsidiary. We have concluded that these shares should be accounted for as a redeemable minority interest in FuelCell Energy, Ltd. As a result, we have reclassified the Preferred shares of subsidiary totaling $10.7 million and $11.5 million as of October 31, 2006 and 2005, respectively to Redeemable minority interest on the consolidated balance sheets. Additionally, in the consolidated balance sheet as of October 31, 2005, we have reclassified to accumulated deficit the accretion of the fair value discount on the Series 1 Preferred shares and dividends paid on these shares, which had previously been reported in additional paid-in-capital. No revisions have been made to the historical consolidated statements of operations.

As part of this accounting change, we determined that the Series 1 Preferred shares include embedded derivatives (the conversion feature of the security and its variable dividend obligation) which require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This derivative liability is classified as a component of Long-term debt and other liabilities on the Consolidated Balance Sheets. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information.

Reclassification of Series B Cumulative Convertible Perpetual Preferred Stock

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2006, research and development sales backlog totaled $30.1 million, of which 28 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements (“PPAs”) and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from electricity sales under power purchase agreements are recognized as power is produced. Revenues from incentive funding are recognized ratably over the term of the incentive funding agreement.

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

Warrant Value Recognition

Warrants have been issued as sales incentives to certain of our distribution partners. These warrants vest as orders from our business partners exceed stipulated levels. Should warrants vest, or when management estimates that it is probable that warrants will vest, we record a proportional amount of the fair value of the warrants against related revenue as a sales discount.

Inventories

During the procurement and manufacturing process of a fuel cell power plant, costs for material, labor and overhead are accumulated in raw materials and work-in-process inventory until they are transferred to a customer contract, at which time they are recorded in cost of sales.

Our inventories and advance payments to vendors are stated at the lower of cost or market price. As we currently sell products at or below cost, we provide for a lower of cost or market (“LCM”) adjustment to the cost basis of inventory and advances to vendors. This adjustment is computed by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet.

As of October 31, 2006 and October 31, 2005, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $11.3 million and $8.0 million, respectively, which equates to a reduction of approximately 43 and 39 percent, respectively, of the gross inventory value. As of October 31, 2006, our gross inventory and advances to vendors’ balances increased from the October 31, 2005 balances which resulted in higher gross reserve balances. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These costs are classified as research and development expenses on our consolidated statements of operations.

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties requires the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $4.4 million was recognized in the consolidated statement of operations for the fiscal year ended October 31, 2006. Refer to Note 14 of the consolidated financial statements for additional information.

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

Comparison of the Years Ended October 31, 2006 and October 31, 2005

Revenues and costs of revenues

The following tables summarize our revenue mix for the years ended October 31, 2006 and 2005 (dollar amounts in thousands), respectively:

	Year Ended October 31, 2006		Year Ended October 31, 2005		Percentage Increase / (Decrease) in Revenues
	Revenues	Percent of Revenues	Product Revenues	Percent of Revenues
Revenues:
Product sales and revenues	$21,514	65%	$17,398	57%	24%
Research and development contracts	11,774	35%	12,972	43%	(9)%
Total	$33,288	100%	$30,370	100%	10%

	Year Ended October 31, 2006		Year Ended October 31, 2005		Percentage Increase / (Decrease) in Costs of Revenues
	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues
Cost of revenues:
Product sales and revenues	$61,526	86%	$52,067	80%	18%
Research and development contracts	10,330	14%	13,183	20%	(22%)
Total	$71,856	100%	$65,250	100%	10%

Total revenues for the year ended October 31, 2006 increased by $2.9 million, or 10 percent, to $33.3 million from $30.4 million during the same period last year. Components of revenues and costs of revenues are as follows:

Product sales and revenues

Product sales and revenue increased $4.1 million to $21.5 million for fiscal 2006, compared to $17.4 million for fiscal 2005. Product sales and revenue for 2006 included approximately $13.0 million of power plant sales, $5.0 million related to service agreements and component sales and approximately $3.5 million of revenue related to power purchase agreements. The increase in product sales and revenues is primarily due to increased market share in the California market as well as to the timing of customer delivery requirements on new and existing backlog, an increase in both electricity and grant incentive revenues on power purchase agreements as more units are operating in the field and higher revenues on service agreements and stack components also due to a larger operating fleet of units compared to the prior year.

Cost of product sales and revenues increased to $61.5 million during fiscal 2006, compared to $52.1 million during fiscal 2005. Included in cost of sales during 2006 was a non-cash fixed asset impairment charge of $0.6 million related to the pending sale as of October 31, 2006 of a power plant operating under a power purchase agreement. This sale was completed in December 2006. Included in cost of sales during 2005 was a non-cash fixed asset impairment charge totaling $1.0 million. This was related to a planned change in manufacturing processes expected to increase electrical output for improved product performance and reduced cost in future periods.

The ratio of product cost to sales improved to 2.9-to-1 during fiscal 2006 from 3.0-to-1 during fiscal 2005. The improvement in the cost ratio primarily reflects a decrease in the average cost of our DFC power plants, offset by short-term pressure on selling prices in California due to higher natural gas pricing, delays in the Connecticut Renewable Portfolio Standards program and higher after-market costs on a larger installed fleet.

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

Research and development contracts

Research and development revenue decreased $1.2 million to $11.8 million for fiscal 2006, compared to $13.0 million for fiscal 2005. Cost of research and development contracts decreased to $10.3 million during fiscal 2006, compared to $13.2 million for fiscal 2005.

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

Administrative and selling expenses

Administrative and selling expenses increased by $3.6 million to $17.8 million during fiscal 2006, compared to $14.2 million in fiscal 2005. This increase is primarily due to share-based compensation of approximately $2.6 million resulting from the adoption of SFAS 123R, higher salaries as a result of increased headcount and higher professional costs resulting from commercial market development and increased proposal activity for research and development and commercial contracts.

Research and development expenses

Research and development expenses increased to $24.7 million during fiscal 2006, compared to $21.8 million recorded in fiscal 2005. The increase is due to development costs for sub-MW and MW cost reduction, including recent achievements in advanced cell stack design that increases the power output of our power plants by 20 percent, costs related to our efforts to extend stack life from the current three years to five years and longer and $0.8 million of share-based compensation resulting from the adoption of SFAS 123R.

Loss from operations

The net result of our revenues and costs was a loss from operations for fiscal 2006 totaling $81.0 million. This operating loss is approximately 14 percent higher than the $70.9 million loss recorded in fiscal 2005. Operating loss was higher primarily from increased product losses on higher revenue, an increase in administrative and selling expenses and research and development expenses as discussed above.

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

Loss from equity investments

Our investment in Versa totaled approximately $11.5 million and $12.3 million as of October 31, 2006 and 2005, respectively. Our current ownership interest is 39% and we account for our investment in Versa under the equity method of accounting. Our share of equity losses for fiscal 2006 and 2005 were $0.9 million and $1.6 million, respectively.

In April 2006, we entered into an agreement to sell our equity investment in Everplore Technology (Xiamen) Co. and recognized a gain of approximately $37 thousand, which offset losses from equity investments.

Interest and other income, net

Interest and other income, net, was $6.0 million for fiscal 2006, compared to $5.5 million for fiscal 2005. Interest and other income increased due to higher average yields on invested balances, partially offset by lower state research and development tax credits, which totaled $0.2 million and $0.5 million for 2006 and 2005, respectively.

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

Comparison of the Years Ended October 31, 2005 and October 31, 2004

Revenues and costs of revenues

The following tables summarize our revenue and cost mix for the years ended October 31, 2005 and 2004 respectively (dollar amounts in thousands):

	Year Ended October 31, 2005		Year Ended October 31, 2004		Percentage Increase /
	Revenues	Percent of Revenues	Product Revenues	Percent of Revenues	(Decrease) in Revenues
Revenues:
Product sales and revenues	$17,398	57%	$12,636	40%	38%
Research and development contracts	12,972	43%	18,750	60%	(31)%
Total	$30,370	100%	$31,386	100%	(3%)

	Year Ended October 31, 2005		Year Ended October 31, 2004		Percentage Increase /
	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	(Decrease) in Costs of Revenues
Cost of revenues:
Product sales and revenues	$52,067	80%	$39,961	59%	30%
Research and development contracts	13,183	20%	27,290	41%	(52%)
Total	$65,250	100%	$67,251	100%	(3%)

Total revenues for the year ended October 31, 2005 decreased by $1.0 million, or 3 percent, to $30.4 million from $31.4 million during the same period last year. The components of our revenues and cost of revenues are further described as follows:

Product sales and revenues and product costs

Product sales were $17.4 million for fiscal 2005, compared to $12.6 million in fiscal 2004. The increase in product sales and revenues is primarily due to increased manufacturing of power plants for the County of Alameda (Santa Rita Jail), Logan Energy, MTU CFC and recognition of electricity and grant revenue related to power purchase agreements. Product sales backlog totaled approximately $26.4 million as of both October 31, 2005 and 2004. Included in these figures are $6.1 million and $1.6 million for 2005 and 2004, respectively, related to long-term service agreements. Product backlog does not include power purchase or incentive funding agreements.

Product costs were higher with increased revenue to $52.1 million for the year ended October 31, 2005, compared to $40.0 million in the same period of a year ago. Included in cost of sales during 2005 was a non-cash fixed asset impairment charge totaling $1.0 million. This was related to a planned change in manufacturing processes expected to increase electrical output for improved product performance and reduced costs in future periods. The ratio of costs to revenue decreased to approximately 3.0-to-1 in 2005 from approximately 3.2-to-1 in 2004. This ratio is inclusive of any LCM adjustments in cost of sales related to power plants for power purchase agreements. Costs related to power purchase agreements were $10.3 million and $3.1 million for the fiscal years ended October 31, 2005 and 2004, respectively. Excluding the non-cash fixed asset impairment charge and power purchase agreement costs, our cost ratios would have been approximately 2.4-to-1 and approximately 2.7-to-1 for the fiscal years ended October 31, 2005 and 2004, respectively. The ratio of costs to product sales improved from the same period of a year ago as we recognized savings from our cost-out program. The cost ratios included above that exclude certain non-cash items are not considered generally accepted accounting principles (“GAAP”) financial measures and should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We have used non-GAAP pro forma financial measures in analyzing financial results because they provide meaningful information regarding our operational performance and facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

Our products do not ship on an even production schedule. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, timing of construction and permits. We do not have the sales or order history to quantify sufficient trends as of yet.

Research and development contracts

Revenue from research and development contracts will vary from year to year depending on government funding levels, new contracts and work on existing contracts. Revenue from research and development contracts decreased 31 percent during fiscal 2005 to $13.0 million from $18.8 million in fiscal 2004. Revenues decreased with the completion of the DOE’s Product Design Improvement program (“PDI”) program and the Bath Iron Works contract. Revenues were also lower on the DOE’s Clean Coal contract and other U.S. Navy contracts compared to the prior year. These decreases were partially offset by an increase in revenue related to the DOE’s SECA program.

The cost of research and development contract revenue declined by $14.1 million for fiscal 2005, compared to fiscal 2004, due to reduced costs on the Clean Coal contract, the PDI program, U.S. Navy contracts and King County contracts. The ratio of research and development cost to revenue was approximately 1.0-to-1 in 2005, compared to approximately 1.5-to-1 in 2004 due to the substantial completion of the Clean Coal and King County contracts, which had significant cost share commitments. The Clean Coal DFC3000 power plant was not operated at the Indiana site due to fuel supply issues and was removed upon receiving approval from the DOE.

Administrative and selling expenses

Administrative and selling expenses decreased by $0.7 million or 5 percent, to $14.2 million in fiscal 2005, compared to $14.9 million in fiscal 2004. This decrease is primarily the result of the disposition of Canadian operations with costs totaling $1.2 million in 2004, partially offset by higher sales and proposal costs for multi-megawatt projects of approximately $0.2 million and higher administrative costs related to Sarbanes-Oxley Act compliance totaling approximately $0.4 million.

Research and development expenses

Research and development expenses decreased to $21.8 million during fiscal 2005, compared to $26.7 million for fiscal 2004. This decrease is the result of the disposition of Canadian operations with costs totaling approximately $9.1 million, partially offset by increased internal research and development related to support of our DFC 300 products and our cost-out program totaling approximately $5.4 million.

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

Loss from equity investments

Our investment in Versa totaled approximately $12.3 million and $2.0 million as of October 31, 2005 and 2004, respectively. We began accounting for this investment under the equity method of accounting as of November 1, 2004, at which time our ownership had increased from 16 percent to 42 percent. As a result of additional capital contributions by other shareholders during 2005, our ownership interest decreased to 41 percent as of October 31, 2005. Our share of equity losses for fiscal 2005 totaled approximately $1.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $120.6 million of cash, cash equivalents and investments as of October 31, 2006, compared to $180.0 million as of October 31, 2005. Net cash and investments used during fiscal 2006 was $59.4 million. Cash and investments used during fiscal 2006 include dividend payments on our preferred stock of $8.9 million (includes $4.3 million related to the conversion of 41,755 shares of Series B Preferred Stock), offset by proceeds from the issuance of common stock of $8.0 million, proceeds from common stock issued for option and stock purchase plans of $1.4 million and receipt of incentive funding related to our power purchase agreements of $6.6 million.

Cash Inflows and Outflows

Cash and cash equivalents as of October 31, 2006 totaled $26.2 million, reflecting an increase of $3.5 million from the balance reported as of October 31, 2005. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During fiscal 2006, we used $48.4 million in cash for operating activities, compared to operating cash usage of $56.0 million during fiscal 2005. Cash used in operating activities during fiscal 2006 consists of a net loss for the period of approximately $76.1 million, offset by non-cash adjustments totaling $15.4 million, including $4.4 million of share-based compensation and depreciation and amortization expense of $9.6 million.

In addition, cash provided by working capital totaled approximately $12.3 million, including lower accounts receivable of $0.8 million due to the timing of production and shipping milestones, higher deferred revenue of approximately $5.6 million primarily related to incentive funds received for PPAs, higher accounts payable and accrued liabilities of $7.0 million due to increased production. These amounts were partially offset by an increase in inventories of approximately $2.0 million, due to higher production levels.

Investing Activities: During fiscal 2006, net cash provided by investing activities totaled $51.8 million, compared with net cash used of approximately $63.9 million in fiscal 2005. Capital expenditures totaled $11.3 million for 2006. This included approximately $7.3 million for equipment being built for power purchase agreements. During fiscal 2006, approximately $202.8 million of investments in U.S. Treasury Securities matured and new treasury purchases totaled $139.7 million.

Financing Activities: During fiscal 2006, net cash provided by financing activities was approximately $0.2 million, compared to $96.8 million in fiscal 2005. Fiscal 2005 included $99.0 million of net proceeds from the sale of the Series B Preferred stock. For fiscal 2006, cash provided by financing activities related to net proceeds from the sale of common stock of approximately $8.0 million and proceeds from employee stock option exercises of approximately $1.4 million. This was offset by the payment of dividends on our Series 1 and Series B Preferred Stock of approximately $8.9 million, including $4.3 million related to the conversion of 41,755 shares of Series B Preferred Stock.

Sources and Uses of Cash and Investments

We continue to invest in new product development and bringing our products to market and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from customer contracts, including cash from government research and development contracts, product sales, power purchase agreements and incentive funding and interest earned on investments. Our future cash requirements depend on numerous factors including future involvement in research and development contracts, implementing our cost reduction efforts and increasing annual order volume.

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

Implementing cost reduction efforts on our fuel cell products

Cost reduction is critical to attaining profitability in future periods and is essential for us to penetrate the market for our fuel cell products. Cost reductions will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to better compete with grid-delivered power and other distributed generation technologies. Our multi-disciplined cost reduction program focuses on value engineering, manufacturing process improvements, and technology improvements to increase power plant output and efficiency.

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost more than $10,000/kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, they have made significant progress primarily through value engineering our products and increasing the power output by 20%. Our current manufactured cost is approximately $3,250 /kW on our multi-MW power plant, $4,300/kW on our MW plant and $4,800/kW for the sub-MW product. As these products are produced in 2007, we expect to realize these manufactured costs in our financial statements.

In 2006, we primarily focused our cost saving efforts on our multi-MW product, the DFC3000. Significant savings came from “value engineering” -- developing lower-cost designs for various elements of the power plant -- and improving the efficiency of the Company’s manufacturing, testing and commissioning processes. The cost reduction also resulted from the 20 percent increase in power output in our DFC products announced in August 2006. By improving thermal management of electrochemical activity within the stack, the Company increased the power output from each cell, which produces more electricity from the same basic power plant components.

FuelCell Energy will continue to emphasize its cost out initiatives to deliver the most cost efficient and environmentally friendly power generation solutions and meet the needs of the emerging RPS markets. In 2007, the DFC300MA and DFC1500MA are targeted to achieve another 20 percent cost reduction through improvements in strategic sourcing, value engineering and operations. Increased production volume could also reduce that cost another 10 to 20 percent.

Increasing annual order volume

In addition to the cost reduction initiatives discussed above, we need to increase annual order volume. Increased production volumes are necessary to lower costs by leveraging supplier/purchasing opportunities, incorporating manufacturing process improvements and spreading fixed costs over higher units of production. Our manufacturing and conditioning facilities have the equipment in place to accommodate 50 MW of annual production volume, but the higher production volume will require increasing the manufacturing workforce.

We currently have 8.05 MW in backlog and we have limited visibility into future order volume. In Connecticut, we have partnered with multiple developers to submit 98.6 MW of proposals for large-scale multi-MW projects to be submitted in round two under Connecticut’s RPS Program, Project 100. California is a leading market for renewable/ultraclean products, approximately 30 percent of our installed capacity is in California and the state has made available approximately $80 million of funding in 2007.

With our currently achieved and projected annual cost reduction targets, we believe we can reach gross margin break-even on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that Company net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, we believe that the gross margin and net income break-even volumes can be lower.

Our fiscal 2005 production volume was approximately 6 MW and our 2006 volume was approximately 9 MW. Our current production volume is 10MW. Depending on customer demand and emergence of the RPS market, our production rates will be adjusted accordingly.

We anticipate that our existing capital resources, together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of October 31, 2006 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligation:
Capital and Operating lease commitments (1)	$2,920	$776	$1,546	$598	$—
Term loans (principal and interest)	751	441	309	1	—
Purchase commitments(2)	29,113	27,690	1,328	19	76
Series I Preferred dividends payable (3)	20,009	379	758	10,349	8,523
Series B Preferred dividends payable (4)	10,464	3,206	6,412	846	—
Totals	$63,257	$32,492	$10,353	$11,813	$8,599

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.

(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at October 31, 2006 were approximately $5.3 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over eight years, with payments of interest only for the first six months and then repaid in monthly installments with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rates at October 31, 2006 is 7.6 percent and the outstanding principal balance on this loan is approximately $0.7 million

Approximately $0.8 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of October 31, 2006, our research and development sales backlog totaled $30.1 million. As this backlog is funded in future periods, we will incur additional research and development cost-share related to this backlog totaling approximately $17.9 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of October 31, 2006, we had product sales backlog of approximately $18.1 million. We do not expect sales from this backlog to be profitable.

Long-term Service Agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products early stage of development could be materially different from actual expenses. As of October 31, 2006, we had a service agreement sales backlog of approximately $9.8 million.

Power Purchase Agreements

Power purchase agreements (PPAs) are a common arrangement in the energy industry, whereby a customer purchases energy from an owner and operator of the power generation equipment. A number of our partners enter into PPAs with end use customers, such as Marubeni in Japan and PPL in the U.S., where they purchase DFC power plants from us, own and operate the units, and recognize revenue as energy is sold to the end user.

We have seeded the market with a number of Company funded PPAs to penetrate key target markets and develop operational and transactional experience. With the added benefit of the federal investment tax credit and accelerated depreciation in the Energy Policy Act of 2005, we believe this experience may enable us to attract third party financing for existing and future projects, including multi-MW projects. To date, we have funded the development and construction of certain fuel cell power plants sited near customers in California, and own and operate assets through PPA entities that we maintain an 80% ownership interest with Alliance Power, Inc. owning the remaining 20%.

We have qualified for incentive funding for these projects in California under the state’s Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of October 31, 2006 we had deferred revenue totaling $9.5 million on the consolidated balance sheet related to incentive funding received on PPAs.

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

As of October 31, 2006, we had 3.5 MW of power plants in operation under PPAs ranging from 5 - 10 years. Another 0.5 MW was placed in operation during November 2006 and in December 2006, we sold a 1 MW power plant that was operating as a PPA to the Sierra Nevada Brewing Company and entered into a 5-year long-term service and planned maintenance agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted this statement as of November 1, 2005 as required. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of this accounting standard on November 1, 2005, as required, and there was not a material impact to the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of this accounting standard in the fourth quarter of fiscal 2006, as required, and there was no impact to the Company’s consolidated financial statements as of October 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 or November 1, 2007). The Company is currently evaluating FIN 48 and we do not anticipate that it will have a material impact on our financial statements upon adoption due to the Company’s current income tax position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term U.S. Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at October 31, 2006, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of October 31, 2006, approximately $0.8 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Derivative Fair Value Exposure

As discussed in more detail within Note 13 of Notes to Consolidated Financial Statements, we have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of October 31, 2006 was $0.2 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the consolidated statement of operations. For example, a 25% increase from the closing price of our common stock at October 31, 2006 would result in an increase in the fair value of these derivatives and a charge to the consolidated statement of operations of approximately $0.1 million, assuming all other assumptions remain the same.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FuelCell Energy, Inc.:

We have audited the accompanying balance sheets of FuelCell Energy, Inc. as of October 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2006. We also have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that FuelCell Energy, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FuelCell Energy, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc. as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management's assessment that FuelCell Energy, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, FuelCell Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of November 1, 2005.

/s/ KPMG LLP

January 12, 2007
Hartford, Connecticut

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	October 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,247	$22,702
Investments: U.S. treasury securities	81,286	113,330
Accounts receivable, net of allowance for doubtful accounts of $43 and $104, respectively	9,402	10,062
Inventories, net	14,121	12,141
Other current assets	2,653	3,659
Total current assets	133,709	161,894

Property, plant and equipment, net	48,136	46,705
Investments: U.S. treasury securities	13,054	43,928
Equity investments	11,483	12,473
Other assets, net	270	520
Total assets	$206,652	$265,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$653	$503
Accounts payable	12,508	6,221
Accrued liabilities	6,418	7,018
Deferred license fee income	38	38
Deferred revenue and customer deposits	8,224	7,378
Total current liabilities	27,841	21,158

Long-term deferred revenue	6,723	1,988
Long-term debt and other liabilities	678	904
Total liabilities	35,242	24,050
Redeemable minority interest	10,665	11,517
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 and $105,875 at October 31, 2006 and 2005, respectively.)	59,950	98,989

Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at October 31, 2006 and October 31, 2005; 53,130,901 and 48,497,088 shares issued and outstanding at October 31, 2006 and October 31, 2005, respectively.	5	5
Additional paid-in capital	470,045	424,472
Accumulated deficit	(369,255)	(293,513)
Treasury stock, Common, at cost (15,583 shares in 2006 and 4,279 shares in 2005)	(158)	(44)
Deferred compensation	158	44
Total shareholders’ equity	100,795	130,964
Total liabilities and shareholders’ equity	$206,652	$265,520

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
For the years ended October 31, 2006, 2005, and 2004
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2006	2005	2004
Revenues:
Product sales and revenues	$21,514	$17,398	$12,636
Research and development contracts	11,774	12,972	18,750
Total revenues	33,288	30,370	31,386

Costs and expenses:
Cost of product sales and revenues	61,526	52,067	39,961
Cost of research and development contracts	10,330	13,183	27,290
Administrative and selling expenses	17,759	14,154	14,901
Research and development expenses	24,714	21,840	26,677
Purchased in-process research and development	—	—	12,200
Total costs and expenses	114,329	101,244	121,029

Loss from operations	(81,041)	(70,874)	(89,643)

License fee income, net	42	70	19
Interest expense	(103)	(103)	(137)
Loss from equity investments	(828)	(1,553)	—
Loss on derivatives	(233)	—	—
Interest and other income, net	5,951	5,526	2,472
Loss before redeemable minority interest	(76,212)	(66,934)	(87,289)
Redeemable minority interest	107	—	—
Loss before provision for income taxes	(76,105)	(66,934)	(87,289)
Provision for income taxes	—	—	—
Loss from continuing operations	(76,105)	(66,934)	(87,289)
Discontinued operations, net of tax	—	(1,252)	846
Net loss	(76,105)	(68,186)	(86,443)
Preferred stock dividends	(8,117)	(6,077)	(964)
Net loss to common shareholders	$(84,222)	$(74,263)	$(87,407)

Loss per share basic and diluted:

Continuing operations	$(1.65)	(1.51)	$(1.84)
Discontinued operations	—	(0.03)	0.01
Net loss to common shareholders	$(1.65)	$(1.54)	$(1.83)

Basic and diluted weighted average shares outstanding	51,046,843	48,261,387	47,875,342

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended October 31, 2006, 2005, and 2004
(Dollars in thousands, except share and per share amounts)

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Deferred Compensation	Total Shareholders’ Equity
Balance at October 31, 2003	39,423,133	$4	$340,559	$(135,478)	$—	$—	$205,085
Issuance of common stock and assumption of stock options related to acquisition, net	8,159,657	1	81,811	—	—	—	81,812
Reclassification of accretion of fair value discount and dividends paid for Series 1 Preferred stock (Note 1)	—	—	—	(1,537)	—	—	(1,537)
FuelCell Energy, Inc. warrants earned	—	—	534	—	—	—	534
Issuance of common stock under benefit plans	34,106	—	279	—	—	—	279
Stock options exercised	515,798	—	2,975	—	—	—	2,975
Net loss	—	—	—	(86,443)	—	—	(86,443)
Balance at October 31, 2004	48,132,694	5	426,158	(223,458)	—	—	202,705
Sale of common stock	185,200	—	1,959	—	—	—	1,959
Reclassification of accretion of fair value discount and dividends paid for Series 1 Preferred stock (Note 1)	—	—	—	(1,637)	—	—	(1,637)
Preferred dividends - Series B	—	—	(5,004)	—	—	—	(5,004)
Equity method losses in Versa Power Systems, Inc.	—	—	—	(232)	—	—	(232)
Increase in additional paid-in-capital for stock and options issued under benefit plans	183,473	—	1,359	—	—	—	1,359
Deferred compensation	(4,279)	—	—	—	(44)	44	—
Net loss	—	—	—	(68,186)	—	—	(68,186)
Balance at October 31, 2005	48,497,088	$5	$424,472	$(293,513)	$(44)	$44	$130,964

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Shareholders’ Equity (continued)
For the years ended October 31, 2006, 2005, and 2004
(Dollars in thousands, except share and per share amounts

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Deferred Compensation	Total Shareholders’ Equity
Sale of common stock	681,000	$—	$7,993	$—	$—	$—	$7,993
Impact of change in accounting for Series 1 Preferred stock (Note 1)	—	—	—	363	—	—	363
Share-based compensation	—	—	4,369	—	—	—	4,369
Issuance of warrants under distributor agreement	—	—	34	—	—	—	34
Increase in additional paid-in-capital for stock and options issued under benefit plans	410,502	—	2,250	—	—	—	2,250
Conversion of Series B Preferred stock to common stock	3,553,615	—	39,039	—	—	—	39,039
Preferred dividends - Series B	—	—	(8,112)	—	—	—	(8,112)
Deferred compensation	(11,304)	—	—	—	(114)	114	—
Net loss	—	—	—	(76,105)	—	—	(76,105)
Balance at October 31, 2006	53,130,901	$5	$470,045	$(369,255)	$(158)	$158	$100,795

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
For the years ended October 31, 2006, 2005, and 2004
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(76,105)	$(68,186)	$(86,443)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
(Income) loss from discontinued operations	—	1,252	(846)
Asset impairment	583	994	—
Stock-based compensation	4,369	236	—
Loss in equity investments	828	1,553	—
Redeemable minority interest	(107)	—	—
Loss on derivatives	233	—	—
Depreciation and amortization	9,558	8,119	7,918
Amortization (accretion) of bond premium (discount)	(167)	(809)	501
Purchased in-process research and development	—	—	12,200
Provision for doubtful accounts	(62)	71	(32)
(Increase) decrease in operating assets:
Accounts receivable	897	(2,534)	(2,619)
Inventories	(1,980)	2,480	1,333
Other assets	1,001	725	2,436
Increase (decrease) in operating liabilities:
Accounts payable	6,274	(3,305)	1,388
Accrued liabilities	688	777	(2,762)
Deferred revenue and customer deposits	5,581	2,653	2,315
Net cash used in operating activities	(48,409)	(55,974)	(64,611)

Cash flows from investing activities:
Capital expenditures	(11,287)	(14,072)	(7,921)
Cash acquired from acquisition of Global Thermoelectric, Inc., net of transaction costs	—	—	53,004
Sale of Global Thermoelectric, Inc., net of transaction costs	—	—	15,913
Treasury notes matured	202,761	382,608	101,546
Treasury notes purchased	(139,676)	(432,424)	(96,433)
Net cash (used in) provided by investing activities	51,798	(63,888)	66,109

Cash flows from financing activities:
Repayment on long-term debt	(310)	(456)	(160)
Net proceeds from sale of common stock	7,993	1,992	—
Net proceeds from sale of preferred stock	—	99,007	—
Payment of preferred dividends	(8,931)	(4,354)	(378)
Common stock issued for option and stock purchase plans	1,404	616	3,240
Net cash provided by financing activities	156	96,805	2,702

Net cash provided by discontinued operations	—	—	559

Net (decrease) increase in cash and cash equivalents	3,545	(23,057)	4,759

Cash and cash equivalents-beginning of year	22,702	45,759	41,000
Cash and cash equivalents-end of year	$26,247	$22,702	$45,759

See accompanying notes to the consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. is engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell ® (“DFC”) power plants produce reliable, secure and environmentally friendly 24/7 base load electricity for commercial and industrial, government and other customers. We have commercialized our DFC carbonate products and are beginning the development of planar solid oxide fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our cost-out initiatives.

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd., and a subsidiary formed in April 2006, Bridgeport Fuel Cell Park, LLC, for the purpose of developing a 10 MW fuelcell park to be located in Bridgeport, Connecticut. Alliance Monterrey, LLC; Alliance Chico, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements to the following customers: the City of Santa Barbara, the Sierra Nevada Brewering Co., the Sheraton San Diego Hotel & Marina, the Westin San Francisco Airport Hotel and TST Inc., respectively. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to our prior year amounts to conform to the 2006 presentation.

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds and U.S. Treasury securities with original maturities averaging three months or less at date of acquisition. We place our temporary cash investments with high credit quality financial institutions. Approximately $0.8 million of our cash and cash equivalents have been pledged as collateral for certain banking relationships in which we participate.

Investments

Investments consist of U.S. Treasury securities with original maturities of greater than three months at the date of acquisition. The notes are classified as held to maturity since we have the ability and intention to hold them until maturity. The notes are being carried at amortized cost, which is par value, plus or minus unamortized premium or discount. Such notes are classified as current assets when remaining maturities are one year or less, and as non-current assets when remaining maturities are greater than one year.

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
For the years ended October 31, 2006, 2005, and 2004
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

Revenue Recognition

Our revenue is primarily generated from customers located throughout the U.S., Europe and Asia and from agencies of the U.S. government. We generally require a down payment with the acceptance of a purchase order from a customer.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2006, research and development sales backlog totaled $30.1 million, of which 28 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Product sales and revenues include revenues from product sales, service contracts, revenue from the sale of electricity under power purchase agreements and grant revenue. Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from the sale of electricity are recognized as electricity is generated and provided to the customer. Incentive funding revenue is recognized ratably over the term of the power purchase agreement.

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

License Fee Income / Expense Recognition

License fee income arises from an agreement with MTU CFC Solutions GmbH (“MTU CFC”), our European partner, in which we granted MTU CFC an exclusive license to use our Direct FuelCell patent rights and know-how in Europe and the Middle East, and a non-exclusive license in South America and Africa, subject to certain rights of others and us, in each case for a royalty. Amounts received are deferred and recognized ratably over the term of the agreement. We recognized approximately $0.3 million of license fee income during each of the fiscal years ended October 31, 2006, 2005, and 2004.

License fee expense arises from royalty agreements with MTU CFC, pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. We have accrued approximately $0.2 million of royalty expense under these agreements in fiscal 2006 (which was offset against license fee income on the consolidated statements of operations).

Deferred Revenue and Customer Deposits

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
For the years ended October 31, 2006, 2005, and 2004
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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, allowances for uncollectible receivables, excess or slow-moving inventories, obsolete inventories, impairment of assets, product warranty, depreciation and amortization, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Comprehensive Income (Loss)

Comprehensive income (loss) is the increase or decrease in equity from sources other than owners. Our comprehensive loss equals net loss as reported on our consolidated statement of operations totaling $76.1 million, $68.2 million and $86.4 million for the years ended October 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation

Our Canadian operations are considered financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. Monetary items are translated at period end exchange rates; non-monetary items are translated at historical exchange rates; revenue and expense items are translated at average rates of exchange prevailing during the period; and depreciation and amortization are translated at the same exchange rate as the assets to which they relate. Monetary items consist primarily of current assets and current liabilities, such as cash, cash equivalents and investments and accounts payable, which are denominated in non-U.S. currencies. We recognized approximately $10 thousand and $16 thousand in foreign currency losses during fiscal years ended October 31, 2006 and 2005 and $0.5 million in foreign currency gains during the fiscal year ended October 31, 2004. These amounts have been classified in interest and other income on our consolidated statement of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted this statement as of November 1, 2005 as required. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of this accounting standard in the fourth quarter of fiscal 2006, as required, and there was no impact to the Company’s financial statements as of October 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 or November 1, 2007). The Company is currently evaluating FIN 48 and we do not anticipate that it will have a material impact on our financial statements upon adoption due to the Company’s current income tax position.

Change in Accounting for Series 1 Preferred Shares and Derivative Liability

In the fourth quarter of 2006, the Company recorded a cumulative net charge of $0.1 million to the consolidated statement of operations to correct an accounting error related to the Series 1 Preferred shares of FuelCell Energy, Ltd (a wholly-owned subsidiary of the Company). This net charge was recorded in the consolidated statement of operations as a loss on derivatives of $0.2 million and a gain related to redeemable minority interest of $0.1 million. Prior to this change in accounting, the Series 1 Preferred shares were reported in shareholders’ equity as Preferred shares of subsidiary. We have concluded that these shares should be accounted for as a redeemable minority interest in FuelCell Energy, Ltd. As a result, we have reclassified the Preferred shares of subsidiary totaling $10.7 million and $11.5 million as of October 31, 2006 and 2005, respectively to Redeemable minority interest on the consolidated balance sheets. Additionally, in the consolidated balance sheet as of October 31, 2005, we have reclassified to accumulated deficit the accretion of the fair value discount on the Series 1 Preferred shares and dividends paid on these shares, which had previously been reported in additional paid-in-capital. No revisions have been made to the historical consolidated statements of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

As part of this accounting change, we determined that the Series 1 Preferred shares include embedded derivatives (the conversion feature of the security and its variable dividend obligation) which require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This derivative liability is classified as a component of Long-term debt and other liabilities on the Consolidated Balance Sheets.

Refer to Note 12 of Notes to Consolidated Financial Statements for additional information.

Reclassification of Series B Cumulative Convertible Perpetual Preferred Stock

EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, requires that if registered securities are required to be issued, that maintaining registration may be outside of the Company’s control. Accordingly, we have reclassified the Series B Preferred stock into a temporary equity classification (outside of the general heading of shareholders’ equity) as of October 31, 2005 because we are unable to ensure that registered share of our common stock will be available to pay the redemption price. Notwithstanding the foregoing, it is the Company’s intent to convert or pay any potential redemption price on the Series B Preferred stock through the issuance of our common stock, if possible.

Note 2.    Business Acquisition and Sale Transactions

During fiscal 2004, we acquired, Global Thermoelectric Inc. (“Global”) and subsequently divested its business units through the sale of Global on May 28, 2004 and the combination of our Canadian solid oxide fuel cell (“SOFC”) operations with Versa, which was agreed to in October 2004 and closed in November 2004.

Acquisition of Global Thermoelectric Inc.

On November 3, 2003, we completed our acquisition of Global, a leading developer of SOFC technology, headquartered in Calgary, Canada. We believe this acquisition strengthened our capabilities for the U.S. DOE’s research programs related to SOFC technology.

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
For the years ended October 31, 2006, 2005, and 2004
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
For the years ended October 31, 2006, 2005, and 2004
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

The following table represents the results of this discontinued operation, net of related income taxes:

	Year Ended October 31, 2005(1)	Year Ended October 31, 2004
Product sales and revenues	$—	$13,079
Cost of product sales	—	9,853
Asset impairments and facility exit costs	1,252	—
Operating expenses	—	2,217
Operating income (loss)	(1,252)	1,009
Provision (benefit) for income taxes	—	163
Discontinued operations, net of tax	$(1,252)	$846

(1)
During fiscal 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities, which resulted in a total loss from discontinued operations of approximately $1.3 million.

There were no discontinued operations during the fiscal period ended October 31, 2006.

Sale of Solid Oxide Fuel Cell Assets

On November 1, 2004, we transferred substantially all of our Canadian solid oxide fuel cell (“SOFC”) assets and operations (including manufacturing and test equipment, intellectual property and personnel) to Versa. In exchange, we received 5,714 shares of Versa common stock, increasing our ownership position in Versa to 7,714 shares. No cash was exchanged in the transaction. The consideration received by us in the transaction was determined based upon arms-length negotiations of the parties. Our investment in Versa totaled approximately $11.5 million and $12.3 million as of October 31, 2006 and 2005, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Investments

Our short and long term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at October 31, 2006 and 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (losses)	Fair Value
At October 31, 2006
U.S. government obligations	$94,340	$24	$(345)	$94,019
At October 31, 2005
U.S. government obligations	$157,258	$—	$(606)	$156,652

Reported as:

	2006	2005
Short-term investments	$81,286	$113,330
Long-term investments	13,054	43,928
Total	$94,340	$157,258

As of October 31, 2006, short-term investment securities have maturity dates ranging from November 15, 2006 to September 30, 2007, and estimated yields ranging from 3.40 percent to 5.10 percent. Long-term investment securities have maturity dates ranging from December 31, 2007 to March 31, 2008, and estimated yields ranging from 4.36 percent to 5.16 percent. Our weighted average yield on our short and long-term investments was 4.42% as of October 31, 2006.

Note 4. Inventories

The components of inventory at October 31, 2006 and October 31, 2005 consisted of the following:

	2006	2005

Raw materials	$5,571	$4,772
Work-in-process	8,550	7,369
Total	$14,121	$12,141

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $10.8 million and $7.8 million at October 31, 2006 and 2005, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Accounts Receivable

Accounts receivable at October 31, 2006 and 2005 consisted of the following:

	2006	2005

U.S. Government:
Amount billed	$28	$302
Unbilled recoverable costs	674	1,234
Retainage	—	10
	702	1,546
Commercial Customers:
Amount billed	3,447	4,178
Unbilled recoverable costs	5,253	4,338
	8,700	8,516
	$9,402	$10,062

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

The allowance for doubtful accounts was $0.04 million and $0.1 million at October 31, 2006 and 2005, respectively. Fiscal 2006 activity within the allowance for doubtful accounts included decreases totaling $0.4 million, partially offset by increases totaling $0.3 million.

Note 6. Property, Plant and Equipment

Property, plant and equipment at October 31, 2006 and 2005 consisted of the following:

	2006	2005	Estimated Useful Life
Land	$524	$524	—
Building and improvements	5,996	6,012	10-30 years
Machinery, equipment and software	50,645	49,435	3-8 years
Furniture and fixtures	2,456	2,320	6-10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	20,576	15,331	10 years
Construction in progress(1)	6,316	2,764
	88,576	78,449
Less, accumulated depreciation and amortization	(40,440)	(31,744)
Total	$48,136	$46,705

(1)
Included in construction in progress are costs of approximately $3.0 million and $1.5 million at October 31, 2006 and 2005, respectively, to build power plants, which will service power purchase agreement contracts.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

During fiscal 2006, the Company recorded a charge of $0.5 million related to the impairment of an asset being used to produce electricity under a power purchase agreement. This charge is included in cost of product sales and revenue on the consolidated statement of operations and the fair value of the asset was based on an estimate of future cash flows directly associated with the use and eventual disposition of the asset. As of October 31, 2006, the Company expected the power plant to be sold, however certain modifications were still in process to allow for the power plant to run on digester gas. The sale of this power plant was completed in December 2006.

Depreciation expense was $9.2 million, $7.8 million and $6.5 million for the years ended October 31, 2006, 2005 and 2004, respectively.

Note 7. Other Assets

The components of other current assets at October 31, 2006 and October 31, 2005 consisted of the following:

	2006	2005
Advance payments to vendors (1)	$765	$591
Interest receivable	789	1,483
Prepaid expenses and other	1,099	1,585
Total	$2,653	$3,659

(1)
Advance payments to vendors related to inventory purchases. We provide for a lower of cost or market adjustment against these advance payments. This adjustment totaled approximately $0.5 million and $0.2 million at October 31, 2006 and 2005, respectively.

Other long-term assets at October 31, 2006 and 2005 consisted of the following:

	2006	2005
Power plant license (1)	$—	$241
Deposits and other	270	279
Total	$270	$520

(1)	Power plant licenses were amortized over 10 years on a straight-line basis and were fully amortized as of October 31, 2006.

Note 8. Equity investments

Our investment in Versa totaled approximately $11.5 million and $12.3 million as of October 31, 2006 and as of October 31, 2005, respectively. We began accounting for this investment under the equity method as of November 1, 2004, at which time our ownership increased from 16 percent to 42 percent. As of October 31, 2006, our ownership interest was 39 percent due to additional capital contributions received by Versa from other owners and our equity in the net assets of Versa totaled approximately $3.5 million.

With the change from the cost to the equity method of accounting, we recorded an adjustment of $0.2 million in 2005 to accumulated deficit to account for our share of the historical losses in this entity assuming we had always been under the equity method. Our share of equity losses for fiscal 2006 and 2005 were $0.9 million and $1.6 million, respectively.

In April 2006, we entered into an agreement to sell our equity investment in Everplore Technology (Xiamen) Co. and recognized a gain of approximately $37 thousand, which offset losses from equity investments.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Accrued Liabilities

Accrued liabilities at October 31, 2006 and 2005 consisted of the following:

	2006	2005

Accrued payroll and employee benefits	$3,631	$3,370
Accrued contract and operating costs	2,510	2,945
Accrued taxes and other	277	703
Total	$6,418	$7,018

Note 10. Debt

At October 31, 2006 and 2005, debt consisted of the following:

	2006	2005

Notes payable	$955	$1,104
Less - current portion	(653)	(364)
Long-term debt	$302	$740

On June 29, 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over eight years, with payments of interest only for the first six months and then repaid in monthly installments with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. Our current interest rates at October 31, 2006 and October 31, 2005 were 7.6 percent and 6.5 percent, respectively.

Aggregate annual principal payments under the loan agreements for the years subsequent to October 31, 2006 are as follows:

2007	$653
2008	286
2009	15
2010	1
$955

Note 11. Shareholders’ Equity

Options and Stock Purchase Plan

At October 31, 2006, 9,042,905 shares of common stock have been reserved for issuance pursuant to our equity incentive plans and our Section 423 Stock Purchase Plan. Refer to Note - 14 for additional disclosure related to these plans.

Common Stock Offering

During fiscal 2006, we sold 681,000 shares of our common stock. Total net proceeds to us from the sale of these securities was approximately $8.0 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Warrants

On April 6, 2004, we issued warrants to purchase 1,000,000 shares of our common stock to Marubeni Corporation (Marubeni) in conjunction with a revised distribution agreement. Pursuant to the terms of this agreement, Marubeni placed orders for 4 megawatts of DFC power plants, and committed to creating a sub-distributor network and to provide additional support for our products. All previously issued warrants to Marubeni were cancelled. As part of these warrant agreements, the warrants vest in separate tranches once Marubeni has ordered totals of between 5 MW and 45 MW of our products. As of October 31, 2006, 800,000 of these warrants had expired. The exercise price of the remaining 200,000 warrants (which are unvested) is $18.73 per share and the warrants will expire April 2007, if not exercised sooner.

On July 7, 2005, we issued warrants to purchase up to an aggregate of 1,000,000 shares of our common stock to Enbridge Inc. (Enbridge) in conjunction with an amended distribution agreement. All previously issued warrants to Enbridge were cancelled. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. In October 2006, Enbridge placed a qualifying order resulting in vesting of 30,000 warrants with an exercise price of $9.89. The expiration date of these vested warrants is October 31, 2008. The exercise prices of the remaining 970,000 unvested warrants range from $9.89 to $11.87 per share and the expiration dates range from June 30, 2008 to June 30, 2010.

Investments by Strategic Partners

Two of our key business partners are shareholders of FuelCell Energy; MTU Friedrichshafen GmbH and Marubeni. These business partners have less than a 10 percent ownership interest in the Company and do not exercise management control over the business.

Note 12. Preferred Stock

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

At October 31, 2006 and 2005, there were 200,000 authorized and there were 64,120 and 105,875 shares issued and outstanding, respectively. The carrying value of the Series B Preferred Stock as of October 31, 2006 and 2005 represents the net proceeds to us of approximately $60.0 million and $99.0 million, respectively. During fiscal 2006, we converted 41,755 shares of Series B Preferred Stock (the "Shares") into 3,553,615 shares of our common stock. The conversion occurred pursuant to the terms of the Certificate of Designation for the Series B Preferred Stock, whereby upon conversion, the holders received 85.1064 shares of our common stock per share of Series B Preferred Stock. In addition, pursuant to the conversion of the Shares, we paid the holders of the Shares a per Share conversion premium ("Conversion Premium"). The aggregate Conversion Premium was $4.3 million, which has been recorded as a dividend.

The following is a summary of certain provisions of our Series B preferred stock. The shares of our Series B preferred stock and the shares of our common stock issuable upon conversion of the shares of our Series B preferred stock are covered by a registration rights agreement.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
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
For the years ended October 31, 2006, 2005, and 2004
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

If holders of shares of our Series B preferred stock elect to convert their shares in connection with certain fundamental changes (as described below and in the certificate of designation), we will in certain circumstances discussed below increase the conversion rate by a number of additional shares of common stock upon conversion or, in lieu thereof, we may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that shares of our Series B preferred stock are converted into shares of the acquiring or surviving company, in each case as described in the certificate of designation.

The adjustment of the conversion price of the Series B preferred stock is to prevent dilution of the interests of the holders of the Series B preferred shares, including on account of the following:

•	Issuances of common stock as a dividend or distribution to holders of our common stock;

•	Common stock share splits or share combinations;

•	Issuances to holders of our common stock of any rights, warrants or options to purchase our common stock for a period of less than 60 days; and

•	Distributions of assets, evidences of indebtedness or other property to holders of our common stock.

Shares of our Series B Preferred Stock will not be redeemable by us, except in the case of a fundamental change (as described below and in the certificate of designation) whereby holders may require us to purchase all or part of their shares at a redemption price equal to 100% of the liquidation preference of the shares of Series B Preferred Stock to be repurchased, plus accrued and unpaid dividends, if any. We may, at our option, elect to pay the redemption price in cash or, in shares of our common stock valued at a discount of 5% from the market price of shares of our common stock, or any combination thereof. Notwithstanding the foregoing, we may only pay such redemption price in shares of our common stock that are registered under the Securities Act of 1933 and eligible for immediate sale in the public market by non-affiliates of the Company.

Redemption by holders of the Series B Preferred Stock can only occur upon a fundamental change, which the Company does not consider to be probable at this time. Accordingly, future adjustments of the redemption price will only be made if and when a fundamental change is considered probable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
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
For the years ended October 31, 2006, 2005, and 2004
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

Series 1 Preferred Shares - Redeemable minority interest

In conjunction with our acquisition of Global, we assumed the preferred share obligation comprised of 1,000,000 Series 2 non-voting Preferred Shares. With the sale of the Global entity in May of 2004, the Global Series 2 Preferred Shares were cancelled, and replaced with substantially equivalent Series 1 Preferred Shares (Preferred Shares) issued by FuelCell Energy, Ltd. As discussed in more detail within Note 1, the consolidated financial statements included herein reflect the correction of an accounting error for the Series 1 Preferred shares, which are now accounted for as a redeemable minority interest in FuelCell Energy, Ltd. Prior to this accounting change, the Series 1 Preferred shares were accounted for in shareholders’ equity. Additionally, we determined that the Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, because they are not clearly and closely related to the characteristics of the Series 1 Preferred shares. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The derivatives embedded within the Series 1 Preferred shares are discussed in more detail below.

As of November 3, 2003, the acquisition date of Global, the fair value of the Series 1 Preferred shares was determined using the income approach to estimate the fair value of the securities based on expected future economic benefits. In applying this method, cash flows are estimated for the life of the securities and then discounted to present value to arrive at an indication of fair value. Amounts projected and then discounted included future dividend payments and conversion of the securities in 2020. Implicit in this valuation are certain assumptions regarding timing and payment of dividends and the ultimate conversion of the securities. Because the Series 1 Preferred shares were issued as a replacement of the Series 2 Preferred shares with equivalent terms and dividend requirements, the Company determined that the fair value of the Series 1 Preferred shares determined on the acquisition date of Global was equivalent to the Series 2 Preferred shares. The fair value of the Series 1 Preferred shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of October 31, 2006, the Series 1 Preferred shares had an accreted value of $10.7 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
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

Dividends - Quarterly dividends of Cdn.$312,500 accrue on the Series 1 Preferred shares (subject to possible reduction pursuant to the terms of the Series 1 Preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. (“Enbridge”), the sole current holder of the Series 1 Preferred shares, as long as Enbridge holds these shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. Cumulative unpaid dividends and interest at October 31, 2006 were approximately $5.3 million. Subsequent to 2010, FuelCell Energy, Ltd. would be required to pay annual dividend amounts totaling Cdn.$1.25 million so long as the Series 1 Preferred shares remain outstanding. The Company has guaranteed the dividend obligations to the Series 1 Preferred shareholders. During the year ended October 31, 2006, we paid cash dividends totaling Cdn. $500,000 to Enbridge.

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
For the years ended October 31, 2006, 2005, and 2004
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

Derivative liability related to Series 1 Preferred Shares

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the conversion feature and variable dividend contained in the terms governing the Series 1 Preferred shares are not clearly and closely related to the characteristics of the Series 1 Preferred shares. Accordingly, these features qualified as embedded derivative instruments and, because they do not qualify for any scope exception within SFAS No. 133, they are required to be accounted for separately and recorded as derivative financial instruments.

The conversion feature is valued using a lattice model. This is a one-factor model used to project stochastic stock prices, while risk free rates, discount rates and foreign exchange rates are deterministic factors. Based on the pay-off profiles of the Series 1 Preferred security, it is assumed that the Company will exercise the call option to force conversion in 2020. Conversion after 2020 delivers a fixed pay-off to the investor, and is modeled as a fixed payment in 2020. The cumulative dividend is modeled as a quarterly cash dividend component (to satisfy minimum dividend payment requirement), and a one-time cumulative dividend payment in 2010. The cumulative dividend is compounded at a 2.45% quarterly rate. Call option strikes are adjusted for the cumulative dividend and the conversion ratio is adjusted by the accreted notional until 2010.

The variable dividend is valued using a Monte Carlo simulation model. The embedded derivative is defined as the difference between the value of a normal 5% quarterly dividend payment stream, and the value of stock price and foreign exchange rate linked dividend payment stream. Future stock prices and exchange rates are simulated following geometric Brownian motion to determine the stock/FX linked dividend going out to the year 2020, when the preferred security is assumed to be force converted.

The assumptions used in both valuation models discussed above include historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the security is denominated in Canadian dollars, and the closing price of the Company’s common stock to determine the fair value of the derivatives. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of October 31, 2006 was $0.2 million

Note 13. Segment Information and Major Customers

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
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents net revenues by country:

	Years ended October 31,
	2006	2005	2004
Revenues:
U.S.	$27,531	$22,178	$23,355
Germany	4,097	2,648	1,605
Asia	1,660	5,544	6,426
Total	$33,288	$30,370	$31,386

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total net revenues during the three years ended October 31, 2006 are as follows:

	Years ended October 31,
	2006		2005	2004
U.S. Government (1)	34%		40%	60%
MTU CFC	12%		* %	*	%
County of Alameda, CA	*	%	10%	*	%
Marubeni	*	%	18%	20%

*	Less than 10 percent of total revenues in period.

(1)	Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 14. Benefit Plans

The Company has an employee savings plan, shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

Employee Savings Plans

The Capital Accumulation Plan (the “Plan”) for employees of FuelCell Energy, Inc. was established by us on January 19, 1987 and was last amended in June 2004. A three-member committee administers the Plan. The Plan is a 401(k) plan covering our full time employees who have completed and provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. We provide matching contributions equal to the employee’s deferred compensation, up to a maximum of 6 percent of the employee’s annual compensation. Participants are required to contribute a minimum of 3 percent in order to be eligible to participate and receive a Company match. Company contributions begin vesting after one year and are fully vested after five years. Under the Plan, there is no option available to the employee to receive or purchase our common stock. Under this plan, we charged to expense $1.3 million, $1.2 million and $1.1 million during the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Equity Incentive Plans

The Board adopted the 1988, 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 12.7 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of October 31, 2006, 2.2 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at October 31, 2006 or 2005.

On November 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective approach. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which we used to account for share-based compensation transactions prior to November 1, 2005. The compensation expense for Share-Based Plans, which is recognized on a straight-line basis over the vesting period of each award, was $4.4 million for the fiscal period ended October 31, 2006. For fiscal 2006, share-based compensation expense included $0.7 million in cost of product sales and revenues, $0.2 million in cost of research and development contracts, $2.7 million in general and administrative expense and $0.8 million in research and development expenses. There was no share-based compensation expense recognized in the consolidated statement of operations for fiscal 2005.

The following table illustrates the effect on net loss and net loss per basic and diluted share for fiscal 2005 and 2004 as if we had applied the fair value method to our share-based compensation:

	2005	2004
Net loss to common shareholders, as reported	$(74,263)	$(87,407)
Add: Share-based employee compensation expense included in reported net loss	169	—
Less: Total share-based employee compensation expense determined under the fair value method for all awards	(7,425)	(9,690)
Pro forma net loss to common shareholders	$(81,519)	$(97,097)

Loss per basic and diluted common share to common shareholders, as reported	$(1.54)	$(1.83)
Pro forma loss per basic and diluted common share to common shareholders	$(1.69)	$(2.03)

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility for fiscal 2006 is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. Expected volatility for fiscal 2005 and 2004 is based on the historical volatility of the Company’s stock. We use historical data to estimate the expected term of options granted.

	2006	2005	2004

Expected life (in years)	6.3	6.3	7.3
Risk-free interest rate	4.6%	4.0%	4.1%
Volatility	56.6%	73.0%	66.7%
Dividend yield	0%	0%	0%

The following table summarizes the Plans’ stock option activity for the year ended October 31, 2006:

	Number of options	Weighted average option price
Outstanding at October 31, 2005	5,887,086	10.26
Granted	1,109,858	9.89
Exercised	(279,853)	4.44
Cancelled	(263,687)	16.54

Outstanding at October 31, 2006	6,453,404	$10.33

The weighted average grant-date fair value per share for options granted during the periods ended October 31, 2006, 2005 and 2004 was $5.91, $6.10 and $9.25, respectively. The total intrinsic value of options outstanding and options exercisable at October 31, 2006 was $8.3 million and $8.1 million, respectively. The total intrinsic value of options exercised during the periods ended October 31, 2006, 2005 and 2004 was $2.1 million, $0.4 million and $5.4 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.27 - $5.10	1,591,800	1.07	1.66	1,591,800	1.66
$5.11 - $9.92	1,677,005	7.51	7.93	669,939	7.17
$9.93 - $14.74	2,010,981	6.94	12.41	1,102,519	13.32
$14.75 - $19.56	658,618	2.36	17.59	650,118	17.61
$19.57 - $24.39	246,000	4.46	23.01	246,000	23.01
$24.40 - $29.21	27,000	4.24	26.15	27,000	26.15
$29.22 - $34.03	178,000	4.05	29.91	178,000	29.91
$34.04 - $48.49	64,000	3.95	38.50	64,000	38.50
	6,453,404	4.96	10.33	4,529,376	10.54

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

As of October 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $9.4 million, which is expected to be recognized over the next 1.4 years on a weighted-average basis.

During fiscal 2006, we issued 14,480 shares of common stock with a value of $0.1 million to directors as compensation (in lieu of cash). In 2005, we issued 5,826 shares of common stock with a value of $0.1 million to directors as compensation (in lieu of cash). These shares were fully vested at the date of grant.

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the “ESPP”) on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of October 31, 2006, there were 355,587 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

ESPP activity for the year ended October 31, 2006 was as follows:

Number of Shares
Balance at October 31, 2005	396,171
Issued @ $6.76	(20,646)
Issued @ $7.33	(19,938)

Balance at October 31, 2006	355,587

The weighted-average grant date fair value of shares under the ESPP during fiscal 2006 was $3.27.

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Expected life (in years)	.5	.5	.5
Risk-free interest rate	4.6%	3.6%	1.3%
Volatility	50.2%	66.9%	64.3%
Dividend yield	0%	0%	0%

Incentive Compensation

Stock may be issued to employees as part of the annual incentive bonus. In 2006 and 2005, we issued shares of common stock totaling 75,585 and 67,456, respectively, with values of $0.7 million and $0.5 million, respectively, as incentive bonus (in lieu of cash).

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 15. Income Taxes

The components of loss from continuing operations before income taxes for the fiscal years ended October 31, 2006, 2005 and 2004 are as follows:
	2006	2005	2004

U.S.	(76,098)	(67,017)	(65,740)
Foreign	(7)	83	(21,549)

Loss before income taxes	(76,105)	(66,934)	(87,289)

There was no current or deferred federal income tax expense (benefit) for the years ended October 31, 2006, 2005 and 2004. Franchise tax expense, which is included in administrative and selling expenses, was $0.3 million, $0.4 million and $0.5 million for the years ended October 31, 2006, 2005 and 2004, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Statutory federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Nondeductible expenditures	—	—	—
Other, net	—	—	—
Valuation Allowance	34.0%	34.0%	34.0%

Effective income tax rate	0.0%	0.0%	0.0%

Our federal and state deferred tax assets and liabilities consisted of the following at October 31, 2006 and 2005:
	2006	2005
Deferred tax assets:
Compensation and benefit accruals	$1,890	$1,153
Bad debt and other reserves	644	510
Capital loss and tax credit carryforwards	6,188	5,933
Net operating losses	117,855	92,166
Lower of cost or market reserves	4,527	4,114

Gross deferred tax assets	131,104	103,876
Valuation allowance	(128,115)	(100,705)
Deferred tax assets after valuation allowance	2,988	3,171

Deferred tax liability:
Accumulated depreciation	(2,988)	(3,171)

Gross deferred tax liability	(2,988)	(3,171)

Net deferred tax assets (state and federal)	$—	$—

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, we recorded a full valuation allowance against our net deferred tax assets. Approximately $4.6 million of the valuation allowance will reduce additional paid in capital upon subsequent recognition of any related tax benefits.

At October 31, 2006, we had available, for federal and state income tax purposes, net operating loss carryforwards of approximately $307.5 million and $265.9 million, respectively. The Federal net operating loss carryforwards expire in varying amounts from 2020 through 2026 while state net operating loss carryforwards expire in varying amounts from 2006 through 2026.

Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2005 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have determined that there has been no ownership change as of the end of our 2005 fiscal year under Section 382.

Note 16. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	2006	2005	2004
Weighted average basic common shares	51,046,843	48,261,387	47,875,342
Effect of dilutive securities(1)	—	—	—
Weighted average basic common shares adjusted for diluted calculations	51,046,843	48,261,387	47,875,342

(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at October 31, 2006, 2005 and 2004 totaled 1,913,338, 2,799,861 and 3,645,036, respectively. Future potentially dilutive stock options that were not in-the-money at October 31, 2006, 2005 and 2004 totaled 4,540,066, 3,010,225 and 1,708,755. We also have future potentially dilutive warrants issued, which vest and expire over time. As of October 31, 2006, 30,000 warrants were vested with an exercise price of $9.89. At October 31, 2006, we also had 1,170,000 unvested warrants. Refer to Note 11 for further information on warrants.

Note 17. Commitments and Contingencies

Lease agreements

We lease certain computer and office equipment, the Torrington, CT manufacturing facility and additional manufacturing space in Danbury, CT, under operating leases expiring on various dates through 2011. Rent expense was $1.2 million for both fiscal years ended October 31, 2006 and 2005 and $1.5 million for fiscal 2004.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Aggregate minimum annual payments under lease agreements for the years subsequent to October 31, 2006 are as follows:

2007	$776
2008	774
2009	772
2010	513
2011	85
$2,920

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

Royalty agreements

We have royalty agreements with MTU CFC, pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. We have accrued approximately $0.4 million of royalty expense under these agreements. Through October 31, 2006, we have not paid any royalties. In connection with certain contracts and grants from the DOE, we have agreed to pay the DOE 10 percent of the annual license income received from MTU CFC, up to $0.5 million in total. Through October 31, 2006, we have paid the DOE a total of $0.5 million.

Legal proceedings

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the U.S. District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleges that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells have failed to perform as represented and warranted. Zoot is seeking rescission of the contract with PPL, totaling approximately $2.5 million. Zoot may also be seeking damages for breach of contract and under tort arising out of the alleged misrepresentation. The Company intends to vigorously defend the action. The Company is unable to predict at this time the ultimate outcome of this lawsuit and therefore no loss contingency has been included in the consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 18. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Year Ended October 31,
	2006	2005	2004
Cash paid during the period for:
Interest	$102	$100	$137
Taxes	$365	$339	$480

Supplemental disclosure of non-cash investing and financing activities:
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$—	$12,132	$—
Common stock issued in acquisitions	$—	$—	$81,825
Capital lease obligations in connection with property and Equipment	$—	$—	$390
Common stock issued for employee annual incentive bonus	$717	$506	$—

Capital lease obligations are grouped with current and long term portion of long-term debt and other liabilities on the consolidated balance sheets.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2006, 2005, and 2004
(Tabular amounts in thousands, except share and per share amounts)

Note 19.    Quarterly Information (Unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal years 2006 and 2005. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended October 31, 2006:
Revenues	$5,944	$9,534	$8,683	$9,127	$33,288
Operating loss	(16,437)	(19,008)	(20,145)	(25,451)	(81,041)
Net loss	(15,075)	(18,058)	(18,712)	(24,260)	(76,105)
Preferred stock dividends	(1,595)	(5,462)	(1,082)	(802)*	(8,117)*
Net loss to common shareholders	(16,670)	(23,520)	(19,794)	(25,062)*	(84,222)*
Loss per basic and diluted common share:
Net loss to common shareholders	$(0.34)	$(0.48)	$(0.37)	$(0.47)	$(1.65)

Year ended October 31, 2005:
Revenues	$7,554	$6,114	$8,742	$7,960	$30,370
Operating loss	(17,336)	(15,993)	(18,531)	(19,014)	(70,874)
Loss from continuing operations	(16,772)	(15,231)	(17,002)	(17.929)	(66,934)
Discontinued operations, net of tax	(1,252)	—	—	—	(1,252)
Net loss	(18,024)	(15,231)	(17,002)	(17,929)	(68,186)
Preferred stock dividends	(1,342)	(1,573)	(1,576)	(1,586)	(6,077)
Net loss to common shareholders	(19,366)	(16,804)	(18,578)	(19,515)	(74,263)
Loss per basic and diluted common share:
Continuing operations	$(0.37)	$(0.35)	$(0.38)	$(0.40)	$(1.51)
Discontinued operations	(0.03)	—	—	—	(0.03)
Net loss to common shareholders	$(0.40)	$(0.35)	$(0.38)	$(0.40)	$(1.54)

*
As a result of the correction made in the fourth quarter of 2006 related to a prior period accounting error, which is discussed in Note 1 of Notes to Consolidated Financial Statements, the fourth quarter and full year 2006 presentation of preferred stock dividends and net loss to common shareholders in the consolidated statement of operations does not include dividends earned on the Series 1 Preferred stock. The Company did not revise periods prior to fourth quarter 2006 and therefore, the quarterly information for preferred stock dividends and net loss to common shareholders does not total to the full year 2006.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of October 31, 2006, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2006 based on the specified criteria.

KPMG LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this report, audited management’s assessment of the effectiveness of internal control over financial reporting and issued their report, which is included herein.

/s/ R. Daniel Brdar	/s/ Joseph G. Mahler
R. Daniel Brdar	Joseph G. Mahler
Chairman, President and Chief Executive Officer	Senior Vice President and
Chief Financial Officer
January 12, 2007	January 12, 2007

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

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required under this Item is incorporated by reference to the Company’s 2007 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 11. Executive Compensation

Information required under this Item is incorporated by reference to the Company’s 2007 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated by reference to the Company’s 2007 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 13. Certain Relationships and Related Transactions

Information required under this Item is incorporated by reference to the Company’s 2007 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 14. Principal Accounting Fees and Services

Information required under this Item is incorporated by reference to the Company’s 2007 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

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

REPORTS ON FORM 8-K

We filed a Form 8-K dated September 8, 2006 under Items 2.02 and 9.01, in connection with a press release announcing our financial results and accomplishments for the three and nine months ended July 31, 2006.

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

21	Subsidiaries of the Registrant

23.1	Consent of Independent Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Management Contract or Compensatory Plan or Arrangement

**	Confidential Treatment has been granted for portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ R. Daniel Brdar
R. Daniel Brdar	Dated: January 12, 2007
Chariman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ R. Daniel Brdar	Chairman, President, and Chief Executive Officer	January 12, 2007
R. Daniel Brdar	(Principal Executive Officer)

/s/ Joseph G. Mahler	Senior Vice President, Chief Financial Officer,	January 12, 2007
Joseph G. Mahler	Corporate Secretary and Treasurer (Principal Accounting and Financial Officer)

/s/ Warren D. Bagatelle	Director	January 10, 2007
Warren D. Bagatelle

/s/ Michael Bode	Director	January 14, 2007
Michael Bode

/s/ James D. Gerson	Director	January 13, 2007
James D. Gerson

/s/ Thomas L. Kempner	Director	January 10, 2007
Thomas L. Kempner

/s/ William A. Lawson	Director	January 11, 2007
William A. Lawson

/s/ Charles J. Murphy	Director	January 12, 2007
Charles J. Murphy

Director
George K. Petty

/s/ John A. Rolls	Director	January 10, 2007
John A. Rolls

INDEX OF EXHIBITS

Exhibit 21	Subsidiaries of the registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002