Form 10-Q
period 2007-01-31
FUELCELL ENERGY INC
filed 2007-03-12
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended January 31, 2007
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

(203) 825-6000
(Registrant’s telephone number, including area code )

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

Yes ☐ No ☒

Common Stock, par value $.0001 per share, outstanding at March 8, 2007: 57,218,487

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three Month Period Ended January 31, 2007

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of January 31, 2007 and October 31, 2006	3

	Consolidated Statements of Operations for the three months ended January 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows for the three months ended January 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6.	Exhibits	29

	Signature	30

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	January 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,789	$26,247
Investments: U.S. treasury securities	75,571	81,286
Accounts receivable, net of allowance for doubtful accounts of $115 and $43, respectively	7,957	9,402
Inventories, net	20,904	14,121
Other current assets	4,420	2,653
Total current assets	126,641	133,709

Property, plant and equipment, net	43,371	48,136
Investments: U.S. treasury securities	4,971	13,054
Equity investments	11,266	11,483
Other assets, net	250	270
Total assets	$186,499	$206,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$833	$653
Accounts payable	8,182	12,508
Accrued liabilities	9,013	6,418
Deferred license fee income	—	38
Deferred revenue and customer deposits	6,514	8,224
Total current liabilities	24,542	27,841

Long-term deferred revenue	7,562	6,723
Long-term debt and other liabilities	560	678
Total liabilities	32,664	35,242
Redeemable minority interest	11,056	10,665
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at January 31, 2007 and October 31, 2006.)	59,950	59,950

Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at January 31, 2007 and October 31, 2006; 53,254,901 and 53,130,901 shares issued and outstanding at January 31, 2007 and October 31, 2006, respectively.	5	5
Additional paid-in capital	471,315	470,045
Accumulated deficit	(388,491)	(369,255)
Treasury stock, Common, at cost (15,583 shares in 2007 and 2006)	(158)	(158)
Deferred compensation	158	158
Total shareholders’ equity	82,829	100,795
Total liabilities and shareholders’ equity	$186,499	$206,652

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2007	2006
Revenues:
Product sales and revenues	$4,899	$3,000
Research and development contracts	1,935	2,944
Total revenues	6,834	5,944

Costs and expenses:
Cost of product sales and revenues	13,382	9,350
Cost of research and development contracts	1,944	2,923
Administrative and selling expenses	4,417	4,224
Research and development expenses	6,855	5,884
Total costs and expenses	26,598	22,381

Loss from operations	(19,764)	(16,437)
License fee income, net	34	71
Interest expense	(27)	(32)
Loss from equity investments	(217)	(215)
Interest and other income, net	1,129	1,538

Loss before redeemable minority interest	(18,845)	(15,075)

Redeemable minority interest	(391)	—

Loss before provision for income taxes	(19,236)	(15,075)

Provision for income taxes	—	—

Net loss	(19,236)	(15,075)

Preferred stock dividends	(802)	(1,595)

Net loss to common shareholders	$(20,038)	$(16,670)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.38)	$(0.34)
Basic and diluted weighted average shares outstanding	53,172,189	48,556,123

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(19,236)	$(15,075)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	1,302	1,115
Loss in equity investments	217	215
Loss on redeemable minority interest	391	—
Gain on derivative	(4)	—
Depreciation	2,445	2,300
Amortization (accretion) of bond premium (discount)	(306)	339
Provision for doubtful accounts	72	(118)
(Increase) decrease in operating assets:
Accounts receivable	1,373	(397)
Inventories	(2,840)	(1,989)
Other assets	(1,220)	(1,712)
Increase (decrease) in operating liabilities:
Accounts payable	(4,326)	2,298
Accrued liabilities	2,723	(182)
Deferred revenue	(871)	962
Deferred license fee income and other	(38)	224
Net cash used in operating activities	(20,318)	(12,020)

Cash flows from investing activities:
Capital expenditures	(1,623)	(3,582)
Treasury notes matured	34,000	52,000
Treasury notes purchased	(19,896)	(36,081)
Net cash provided by investing activities	12,481	12,337

Cash flows from financing activities:
Repayment of debt	(98)	(168)
Proceeds from debt	165	—
Payment of preferred dividends	(802)	(1,323)
Net proceeds from sale of common stock	107	—
Common stock issued for option plans	7	287
Net cash used in financing activities	(621)	(1,204)

Net decrease in cash and cash equivalents	(8,458)	(887)

Cash and cash equivalents-beginning of period	26,247	22,702
Cash and cash equivalents-end of period	$17,789	$21,815

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy develops and markets ultra-clean power plants that generate electricity with up to twice the efficiency of conventional fossil fuel plants with virtually no air pollution and reduced greenhouse gas emissions using a variety of fuels including renewable biogas and domestically-available fuels like natural gas. FuelCell Energy has over 60 power plant installations worldwide that have generated more than 150 million kilowatt hours.

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

Basis of Presentation - Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2007 have been included. The balance sheet as of October 31, 2006 has been derived from the audited financial statements at that date.

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

The results of operations and cash flows for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2006 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd., and a subsidiary formed in April 2006, Bridgeport Fuel Cell Park, LLC, for the purpose of developing a 10 MW fuelcell park to be located in Bridgeport, Connecticut. Alliance Monterrey, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements to the following customers: the City of Santa Barbara, the Sheraton San Diego Hotel & Marina, the Westin San Francisco Airport Hotel and TST, Inc., respectively. Alliance Chico, LLC is another joint venture with Alliance Power, Inc. initially formed to construct a fuel cell power plant and sell power under a power purchase agreement to Sierra Nevada Brewing Co. In December 2006, the power plant was sold to Sierra Nevada Brewing Co. The operations of the Alliance Chico, LLC joint venture now primarily consist of the development and sale of power plants for California customers. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated. In January 2007, we formed a new subsidiary, Long Beach Clean Energy, LLC, for potential bids in New York state. No activity was recorded in this new entity during the three months ended January 31, 2007.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency losses of approximately $0.02 million and $0.05 million during the three months ended January 31, 2007 and 2006, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

Comprehensive Loss

Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statement of operations of $19.2 million and $15.1 million for the three months ended January 31, 2007 and 2006, respectively. Comprehensive income (loss) is defined as the increase or decrease in equity from sources other than owners.

Recent Accounting Pronouncements

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

Note 2. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the DOE’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. Our investment in Versa totaled approximately $11.3 million and $11.5 million as of January 31, 2007 and October 31, 2006, respectively. Our current ownership interest is 39 percent and we account for Versa under the equity method of accounting.

Note 3. Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at January 31, 2007 and October 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At January 31, 2007
U.S. government obligations	$80,542	$6	$(247)	$80,301

At October 31, 2006
U.S. government obligations	$94,340	$24	$(345)	$94,019

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Reported as:

	January 31,	October 31,
	2007	2006
Short-term investments	$75,571	$81,286
Long-term investments	4,971	13,054
Total	$80,542	$94,340

As of January 31, 2007, short-term investment securities have maturity dates ranging from February 15, 2007 to January 31, 2008, and estimated yields ranging from 3.05 percent to 5.10 percent. We have one long-term investment security with a maturity date of March 31, 2008 and an estimated yield of 5.16 percent. Our weighted average yield on our short and long-term investments was 4.48 percent as of January 31, 2007.

Note 4. Inventories

The components of inventory at January 31, 2007 and October 31, 2006 consisted of the following:

	January 31,	October 31,
	2007	2006

Raw materials	$4,201	$5,571
Work-in-process	16,703	8,550
Total	$20,904	$14,121

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $13.6 million and $10.8 million at January 31, 2007 and October 31, 2006, respectively.

Note 5. Property, Plant and Equipment

Property, plant and equipment at January 31, 2007 and October 31, 2006 consisted of the following:

	January 31, 2007	October 31, 2006	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,156	5,996	10-30 years
Machinery, equipment and software	51,508	50,645	3-8 years
Furniture and fixtures	2,462	2,456	6-10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	17,743	20,576	10 years
Construction in progress(1)	4,284	6,316
	$84,740	$88,576
Less, accumulated depreciation and amortization	(41,369)	(40,440)
Total	$43,371	$48,136

(1)
Included in construction in progress are costs of approximately $0.5 million at January 31, 2007 and $3.0 million at October 31, 2006 to build power plants for servicing power purchase agreement contracts.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Depreciation expense was approximately $2.4 million and $2.2 million for the three months ended January 31, 2007 and 2006, respectively.

In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. This resulted in a $5.5 million decrease in gross property, plant and equipment, a $1.5 million decrease in accumulated depreciation and a $2.2 million decrease in liabilities related to the California Self-Generation Incentive Program which were assumed by the Sierra Nevada Brewing Co. Net cash proceeds from this transaction were $1.8 million.

Note 6. Share-Based Compensation

The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

The compensation cost that has been charged against income for Share-Based Plans was $1.3 million and $1.1 million for the three months ended January 31, 2007 and 2006, respectively. For the three months ended January 31, 2007, the share-based compensation cost included $0.2 million in cost of product sales and revenues, $0.1 million in cost of research and development contracts, $0.7 million in general and administrative expense and $0.3 million in research and development expense. For the three months ended January 31, 2006, the share-based compensation cost included $0.1 million in cost of product sales and revenues, $0.1 million in cost of research and development contracts, $0.7 million in general and administrative expense and $0.2 million in research and development expense.

Equity Incentive Plans

The Board adopted the 1988, 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 12.7 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of January 31, 2007, 2.7 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at January 31, 2007 or October 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. We use historical data to estimate the expected term of options granted.

	Three months ended January 31,
	2007	2006
Expected life (in years)	6.22	6.31
Risk-free interest rate	4.41%	4.39%
Volatility	60.7%	56.5%
Dividend yield	—	—

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes the Plans’ stock option activity for the three months ended January 31, 2007:

	Number of options	Weighted average option price
Outstanding at October 31, 2006	6,453,404	$10.33
Granted	21,500	6.58
Exercised	(1,250)	5.45
Forfeited/Cancelled	(456,725)	16.86
Outstanding at January 31, 2007	6,016,929	$9.83

The weighted average grant-date fair value of options granted during the three months ended January 31, 2007 and 2006 was $3.98 and $5.07, respectively. The total intrinsic value of options outstanding and options exercisable at January 31, 2007 was $8.2 million and $8.1 million, respectively. The total intrinsic value of options exercised during the three months ended January 31, 2006 was $0.3 million. There was not a material amount of intrinsic value for options exercised during the three months ended January 31, 2007.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28 - $5.10	1,591,800.6		1.66	1,591,800	1.66
$5.11 - $9.92	1,666,255	7.4	7.89	727,814	7.29
$9.93 - $14.74	1,909,256	6.5	12.37	1,069,556	13.23
$14.75 - $19.56	338,618	4.2	16.78	331,993	16.79
$19.57 - $24.39	246,000	4.1	23.01	246,000	23.01
$24.40 - $29.21	27,000	4.0	26.15	27,000	26.15
$29.22 - $34.03	174,000	3.8	29.91	174,000	29.91
$34.04 - $48.49	64,000	3.7	38.50	64,000	38.50
	6,016,929	4.8	9.83	4,232,163	9.85

As of January 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $8.1 million, which is expected to be recognized over the next 1.3 years on a weighted-average basis.

In the first quarter of fiscal 2006, we issued 6,965 shares of common stock with a value of $0.06 million to directors as compensation (in lieu of cash) under the 1998 equity incentive plan. These shares were fully vested at the date of grant. No shares of common stock were issued to directors for the three months ended January 31, 2007.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Employee Stock Purchase Plan

Our shareholders adopted the ESPP on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of January 31, 2007, there were 332,837 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

Activity in the ESPP for the three months ended January 31, 2007 was as follows:

Number of Shares
Balance at October 31, 2006	355,587
Issued @ $5.63	(22,750)
Balance at January 31, 2007	332,837

The weighted-average grant date fair value of shares issued under the ESPP during the three months ended January 31, 2007 was $1.84.

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended January 31, 2007
Expected life (in years)	0.5
Risk-free interest rate	5.1%
Volatility	43.0%
Dividend yield	—

Incentive Compensation

Stock may be issued to employees as part of FuelCell’s annual incentive bonus.  No such shares were issued for the three months ended January 31, 2007, however 107,873 shares of common stock with a value of $0.8 million were issued as incentive bonus (in lieu of cash) in February 2007. During the first quarter of fiscal 2006, we issued 75,585 shares of common stock with a value of $0.7 million as incentive bonus (in lieu of cash).

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Shareholders' Equity

Changes in shareholders’ equity were as follows for the three months ended January 31, 2007:

Balance at October 31, 2006	$100,795
Sale of common stock	635
Increase in additional paid-in-capital for stock-based compensation	1,302
Increase in additional paid-in-capital for stock issued under employee benefit plans	135
Series B preferred dividends	(802)
Net loss	(19,236)
Balance at January 31, 2007	$82,829

Sale of Common Stock

During the three months ended January 31, 2007, we sold 100,000 shares of our common stock for $0.6 million with net cash proceeds of $0.1 million received prior to January 31, 2007 and the remainder of $0.5 million was received in February 2007. Subsequent to January 31, 2007, POSCO Power purchased approximately 3.8 million shares of our common stock, which are restricted for six months, for $29 million. Refer to Note 12 for more information on this transaction.

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

	Three months ended January 31,
Revenues:	2007	2006
United States	$6,644	$4,242
Germany	136	1,314
Asia	54	388
Total	$6,834	$5,944

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three months ended January 31, 2007 and 2006 are as follows:

	Three months ended January 31,
	2007	2006
U.S. Government (1)	24%	47%
Sierra Nevada Brewing Co.	27%	*
MTU CFC Solutions, GmbH	*	22%

* Less than 10 percent of total revenues in period.

(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended January 31,
	2007	2006
Weighted average basic common shares	53,172,189	48,556,123
Effect of dilutive securities(1)	-	-
Weighted average basic common shares adjusted for diluted calculations	53,172,189	48,556,123

(1) We computed earnings per share without consideration to potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at January 31, 2007 and 2006 totaled 1,916,963 and 3,537,225, respectively. Future potentially dilutive stock options that were not in-the-money at January 31, 2007 and 2006 totaled 4,099,966 and 2,537,543, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of January 31, 2007, 30,000 warrants were vested with an exercise price of $9.89 and we also had 1,170,000 unvested warrants.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Three Months Ended January 31,
	2007	2006
Cash paid during the period for:
Interest	$26	$31
Taxes	$34	$142
Supplemental disclosure of non-cash investing and financing activities:
Accrued sales of common stock(1)	$528	$—
Accrued Employee Stock Purchase Plan	$128	$140
Impact on investing activities resulting from the sale of the power plant used under a PPA to Sierra Nevada Brewing Co.(2)	$(3,943)	$—

(1)	Refer also to Note 7 - Shareholders Equity.

(2)
In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. The net book value of the asset of approximately $3.9 million, which was recorded in property, plant and equipment as of October 31, 2006, was recorded in cost of product sales and revenues upon the sale of the asset. In addition, this sale resulted in the assumption by the buyer of certain of our incentive fund liabilities resulting in a $2.2 million decrease in deferred revenue liabilities, which was recorded in cost of product sales and revenues. Net cash proceeds from this transaction were $1.8 million, which is included within operating activities on the consolidated statement of cash flows. Refer also to Note 5 - Property, Plant and Equipment.

Note 11. Commitments and Contingencies

Legal proceedings

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the U.S. District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleges that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells have failed to perform as represented and warranted. Zoot is seeking rescission of the contract with PPL, totaling approximately $2.5 million. Zoot may also be seeking damages for breach of contract and under tort arising out of the alleged misrepresentation. The Company does not expect the resolution of this matter to have a material impact on the consolidated statement of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Restricted cash and cash equivalents

Approximately $5.9 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts in which we participate. Approximately $5.2 million of this collateral is in the form of a letter of credit, which has an expiration date on or before December 31, 2007.

Note 12. Subsequent Events

On February 20, 2007, the Company announced a ten-year manufacturing and distribution agreement with POSCO Power which is a subsidiary of the Company’s Korean strategic distribution partner POSCO. For the first two years of the agreement, the Company will sell complete Direct FuelCell power plants to POSCO Power. Beginning in year three, POSCO Power will buy fuel cell modules manufactured by FuelCell Energy in Connecticut and build its own balance of plants in South Korea using its design, procurement and manufacturing expertise to achieve further cost savings. Under the terms of the agreement, the Company will receive a 4.1 percent royalty on sales made by POSCO Power payable in a combination of cash and common stock. POSCO Power also purchased approximately 3.8 million shares of FuelCell Energy, Inc. common stock, which are restricted for six months, for $29 million.

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

Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2007 and 2006. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included within our 2006 Form 10-K. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in this report.

OVERVIEW

FuelCell Energy, Inc. is a world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation using renewable and domestic fuels. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government and utility customers. To date our products have generated over 150 million kilowatt hours of electricity and we have over 60 power plant installations worldwide.

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

Our proprietary carbonate DFC power plants electrochemically (meaning without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biomass fuels. Customers buy fuel cells to improve reliability, to reduce costs and to reduce emissions.

We believe our products offer significant advantages compared to other power generation technologies:

•	Reliable 24/7 baseload power,
•	High fuel efficiency,
•	Ultra-clean (e.g. virtually zero emissions) quiet operation,
•	Lower cost to generate electricity, and
•	The ability to site units locally and provide high temperature heat for cogeneration applications.

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 300 kW, 1.2 MW and 2.4 MW, respectively and are designed for applications up to 50 MW. Our products are designed to meet the baseload power requirements of a wide range of customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Our DFC power plants can be part of a total onsite power generation solution for customers with our high efficiency products providing the baseload power with grid-delivered electricity and intermittent power, such as solar, or less efficient combustion-based equipment providing peaking and load following energy needs. Our fuel cells offer flexible siting and easy permitting. Our products are also ideal to meet the needs of utilities and Renewable Portfolio Standard (“RPS”) mandates.

The market is beginning to recognize the advantages of stationary fuel cell power. Volatile fuel and energy prices, the ratification of the Kyoto Protocol by over 160 countries since 2005, and worldwide efforts to minimize greenhouse gases like CO2 and other harmful emissions with mandates for significant increases in clean electric power generation, are placing greater emphasis on ultra-clean, high efficiency distributed generation products. Electric generation without combustion significantly reduces harmful pollutants such as NOX, SOX and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide, a major contributor of harmful greenhouse gases and also results in less fuel needed per kWh of electricity generated and Btu of heat produced, thereby reducing exposure to volatile natural gas costs and minimizing operating costs. With increasing demand for renewable and ultraclean power options, and increased volatility and uncertainty in electric markets, our customers gain control of power generation economics, reliability and emissions.

Our business strategy is to expand our leadership position in key markets, build multi-megawatt markets and continue to reduce the costs of our products. We believe that with the emergence of the RPS markets, the growth of the California market and continuing product cost reduction, we are well positioned to move to profitability. At a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices, we can reach gross margin breakeven. Our net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. Our 2.4 MW product currently has a production cost at market clearing prices in certain regions such as Connecticut. Thus, if product mix trends more toward MW and multi-MW orders, we believe that profitability can be achieved at annual volumes lower than 75 MW.

Customers buy our fuel cells for reliability, cost and environmental demands. There are currently strong incentive programs in our target markets including California and the Northeast in the U.S., South Korea and Japan in Asia and Germany in Europe that make the cost of clean power solutions including fuel cells, wind and solar competitive. We believe that with the continued cost reduction of our products and with increased volume that our products are expected to be cost competitive on an unsubsidized basis against the grid and other distributed generation products, such as engines.

Recent Developments

Expanded distribution agreement with POSCO Power

On February 20, 2007, we announced a ten-year manufacturing and distribution agreement with POSCO Power, a subsidiary of our Korean strategic distribution partner, POSCO. For the first two years of the agreement, we will sell complete Direct FuelCell power plants to POSCO Power. Beginning in year three, POSCO Power will buy fuel cell modules manufactured by us in Connecticut and build its own balance of plants in South Korea using its design, procurement and manufacturing expertise to achieve further cost savings. Under the terms of the agreement, we will receive a 4.1 percent royalty on sales made by POSCO Power payable in a combination of cash and common stock. POSCO Power also purchased approximately 3.8 million shares of our common stock, which are restricted for six months, for $29 million.

Common Stock Offering

During January and February 2007, we sold 120,000 shares of our common stock on the open market. Total net proceeds to us from the sale of these securities was approximately $0.8 million and is intended to be used for general corporate purposes and dividend payments on our preferred stock.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of January 31, 2007, research and development sales backlog totaled $29.1 million, of which 30 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements (“PPAs”) and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. For contracts under which there are contractual contingencies (e.g. receipt of incentive funding), revenue is deferred until such contingencies are cleared. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from electricity sales under power purchase agreements are recognized as power is produced. Revenues from incentive funding are recognized ratably over the term of the incentive funding agreement.

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

Our inventories and advance payments to vendors are stated at the lower of cost or market (“LCM”) price. As we currently sell products at or below cost, we provide for an LCM adjustment to the cost basis of inventory and advances to vendors. This adjustment is computed by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet.

As of January 31, 2007 and October 31, 2006, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $14.1 million and $11.3 million, respectively, which equates to a reduction of approximately 39 and 43 percent, respectively, of the gross inventory value. The decline in this LCM percentage is due to a shift in inventory mix to MW-class products, which have a lower cost compared to price. As of January 31, 2007, our gross inventory and advances to vendors’ balances increased from the October 31, 2006 balances, which resulted in higher reserve balances. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These costs include improving manufacturing processes, cost reduction, technology improvement and technology development, as we work to develop new products to meet the needs of customers. These costs are classified as research and development expenses on our consolidated statements of operations.

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties requires the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $1.3 million and $1.1 million was recognized in the consolidated statement of operations for the three months ended January 31, 2007 and 2006, respectively. Refer to Note 6 of the consolidated financial statements for additional information.

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

Comparison of Three Months ended January 31, 2007 and January 31, 2006

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended January 31, 2007 and 2006 (dollar amounts in thousands), respectively:

	Three Months Ended January 31, 2007		Three Months Ended January 31, 2006		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Product sales and revenues	$4,899	72%	$3,000	50%	63%
Research and development contracts	1,935	28%	2,944	50%	(34%)
Total	$6,834	100%	$5,944	100%	15%

	Three Months Ended January 31, 2007		Three Months Ended January 31, 2006		Percentage Increase /
Cost of revenues:	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	(Decrease) in Cost of Revenues
Product sales and revenues	$13,382	87%	$9,350	76%	43%
Research and development contracts	1,944	13%	2,923	24%	(33%)
Total	$15,326	100%	$12,273	100%	25%

Total revenues for the three months ended January 31, 2007 increased by $0.9 million, or 15 percent, to $6.8 million from $5.9 million during the same period last year.

Product sales and revenues

Product sales and revenue increased $1.9 million to $4.9 million for the three months ended January 31, 2007, compared to $3.0 million for the same period in 2006. Revenue during the quarter included approximately $2.7 million of power plant sales, $1.0 million related to service agreements and component sales and approximately $1.2 million of revenue related to power purchase agreements. Higher product sales and revenues was due to an increase in power plant sales resulting primarily from the sale of the power plant that had been operating under a power purchase agreement (“PPA”) to the Sierra Nevada Brewing Co. and an increase in both electricity and grant incentive revenues on power purchase agreements as more units are operating in the field. These increases were partially offset by lower revenue from component sales.

Cost of product sales and revenues increased to $13.4 million for the three months ended January 31, 2007, compared to $9.4 million during the same period in 2006. The ratio of product cost to sales was 2.7-to-1 during the first quarter of 2007, compared to 3.1-to-1 during the first quarter of 2006. The cost ratio was favorably impacted in the quarter by the sale of a power plant, which had been operating under a PPA, to the Sierra Nevada Brewing Company partially offset by the increase in inventory. The Company is building inventory in anticipation of MW and multi-MW sales.

As of January 31, 2007, product sales backlog totaled approximately $36.7 million including approximately $13.2 million related to long-term service agreements. This compares to a product sales backlog of $27.9 million including $9.8 million related to long-term service agreements.

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

Research and development contracts

Research and development revenue decreased $1.0 million to $1.9 million for the three months ended January 31, 2007, compared to $2.9 million for the same period in 2006. Cost of research and development contracts decreased to $1.9 million during the first quarter of 2007, compared to $2.9 million for 2006, and the cost ratio was essentially flat in both quarters. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid and Vision 21 programs.

As of January 31, 2007, research and development sales backlog totaled approximately $29.1 million of which Congress has authorized funding of $8.7 million, compared to $12.9 million ($9.1 million funded) as of January 31, 2006.

Administrative and selling expenses

Administrative and selling expenses increased $0.2 million to $4.4 million during the three months ended January 31, 2007, compared to $4.2 million in the same period of the prior year. This increase is primarily due to higher salaries as a result of increased headcount; higher legal, professional and consulting expenses and higher bid and proposal activity.

Research and development expenses

Research and development expenses increased to $6.9 million during the three months ended January 31, 2007, compared to $5.9 million recorded in the same period of the prior year. The increase in the quarter is due to development costs for MW-class cost reduction efforts and costs related to our efforts to extend stack life from the current three years to five years and longer.

Loss from operations

Loss from operations for the three months ended January 31, 2007 totaling $19.8 million is approximately 20 percent higher than the $16.4 million loss recorded in the comparable period last year. The increase in the loss from operations is due primarily to an increase in the lower of cost or market charge on higher inventory levels as well as higher research and development expenses discussed above.

Loss from equity investments

Our investment in Versa totaled approximately $11.3 million and $11.5 million as of January 31, 2007 and October 31, 2006, respectively. Our current ownership interest is 39% and we account for Versa under the equity method of accounting. Our share of equity losses for the three months ended January 31, 2007 and 2006 were $0.2 million.

Interest and other income, net

Interest and other income, net, was $1.1 million for the three months ended January 31, 2007, compared to $1.5 million for the same period in 2006. Interest income decreased due to lower average invested balances, partially offset by higher average yields.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $98.3 million of cash, cash equivalents and investments as of January 31, 2007, compared to $120.6 million as of October 31, 2006. Net cash and investments used during the first quarter of 2007 was $22.3 million. Cash and investments used during the first quarter of 2007 include dividend payments on our preferred stock of $0.8 million, offset by proceeds of $2.2 million from the sale of a power plant being used to service a power purchase agreement (includes $0.4 million from the sale of a long-term service agreement on this power plant), receipt of incentive funds related to our power purchase agreements of $1.3 million and proceeds from the issuance of common stock of $0.1 million.

Cash Inflows and Outflows

Cash and cash equivalents as of January 31, 2007 totaled $17.8 million, reflecting a decrease of $8.5 million from the balance reported as of October 31, 2006. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the first quarter of 2007, we used $20.3 million in cash for operating activities, compared to operating cash usage of $12.0 million during the comparable period of 2006. Cash used in operating activities during the first quarter of 2007 consists of a net loss for the period of approximately $19.2 million, offset by non-cash adjustments totaling $4.1 million, including $1.3 million of share-based compensation and depreciation expense of $2.4 million.

In addition, cash used in working capital totaled approximately $5.2 million, including higher net inventories of approximately $2.8 million due to higher production levels and lower accounts payable and accrued liabilities of $1.6 million due to timing of production and vendor payments during the quarter. These amounts were partially offset by lower accounts receivable of $1.4 million due to the timing of production and shipping milestones.

Investing Activities: During the first quarter of 2007, net cash provided by investing activities totaled $12.5 million, compared with approximately $12.3 million in the comparable period of 2006. First quarter 2007 capital expenditures totaled $1.6 million for 2007. During the first quarter of 2007, approximately $34.0 million of investments in U.S. Treasury Securities matured and new treasury purchases totaled $19.9 million.

Financing Activities: During the first quarter of 2007, net cash used by financing activities was approximately $0.6 million, compared to $1.2 million in 2006. The first quarter of 2007 included $0.8 million for the payment of dividends on preferred stock, partially offset by receipts of $0.1 million from the sale of common stock and $0.1 million from proceeds, net of repayments, on debt.

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

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost more than $10,000/kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, we have made significant progress primarily through value engineering our products and increasing the power output by 20%. We entered fiscal 2007 with a current manufactured cost of approximately $3,250 /kW on our multi-MW power plant, $4,300/kW on our MW plant and $4,800/kW for the sub-MW product.

In 2007, our cost-out initiatives, including value-engineering and global sourcing, are expected to reduce the design cost of the DFC1500 and DFC300 by 20% to $3,400/kW and $3,800/kW, respectively. Higher volume across all product lines is expected to provide additional cost reductions.

During 2006, in preparing to execute our multi-MW strategy, we reduced the manufacturing cost of our DFC3000 to $3,250/kW. With the first of these power plants now being produced in 2007, volume production of our DFC3000 is expected to generate positive gross margin with a sales price under $3,000/kW.

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

As of January 31, 2007, we had 9.3 MW in backlog. We see near term opportunities for increased order volume in our key markets, including California, Connecticut and Asia. California is a leading market for our renewable, ultra-clean products with approximately 30% of our installed capacity in California and the state has made available approximately $80 million of funding in 2007. In Connecticut, we have partnered with multiple developers to submit 98.6 MW of proposals for large-scale multi-MW projects that we submitted under Connecticut’s Renewable Portfolio Standards Program, Project 100. In Asia, the Korean government has initiated a subsidy program with initial subsidies ranging from $0.23 to 0.28/kilowatt hour (kWh). This program was put in place to encourage utilities to buy highly efficient and ultra-clean, low-emission, fuel cell-produced electricity, thus helping the country to meet its carbon dioxide (CO2) reduction and clean air goals. In February, FuelCell Energy announced that it had signed a 10-year manufacturing and distribution agreement with POSCO Power. We expect that this partnership will allow us to capture significant opportunities in the South Korean market.

With our currently achieved and projected annual cost reduction targets, we believe we can reach gross margin break-even on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that the Company net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, we believe that the gross margin and net income break-even volumes can be lower.

Our fiscal 2006 production volume was approximately 9 MW. Our current production volume is 10 MW. Depending on customer demand and emergence of the RPS market, our production rates will be adjusted accordingly.

We anticipate that our existing capital resources, together with anticipated revenues will be adequate to satisfy our planned financial requirements and agreements through at least the next twelve months.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of January 31, 2007 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Lease commitments (1)	$2,757	$807	$1,480	$470	$—
Term loans (principal and interest)	1,065	863	202	—	—
Purchase commitments(2)	28,065	23,413	4,652	—	—
Series I Preferred dividends payable (3)	19,771	379	758	10,111	8,523
Series B Preferred dividends payable (4)	9,663	3,206	6,457	—	—
Totals	$61,321	$28,668	$13,549	$10,581	$8,523

(1)	Future minimum lease payments on operating leases.

(2)	Purchase commitments with suppliers for materials, supplies, and services incurred in the normal course of business.

(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at January 31, 2007 were approximately $5.3 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

Approximately $5.9 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts in which we participate. Approximately $5.2 million of this collateral is in the form of a letter of credit, which has an expiration date on or before December 31, 2007.

Research and development cost-share contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of January 31, 2007, our research and development sales backlog totaled $29.1 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $17.4 million for which we would not be reimbursed by the government.

Product sales contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of January 31, 2007, we had product sales backlog of approximately $23.5 million. We do not expect sales from this backlog to be profitable.

Long-term service agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we will provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products’ early stage of development could be materially different from actual expenses. As of January 31, 2007, we had a service agreement sales backlog of approximately $13.2 million.

Power purchase agreements

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

We have qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure to meet certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of January 31, 2007 we had deferred revenue totaling $7.9 million on the consolidated balance sheet related to incentive funding received on PPAs.

In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. As of January 31, 2007, we were operating 3 MW of power plants under power purchase agreements ranging from 5 to 10 years.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States treasury instruments with maturities averaging three months or less, as well as U.S. treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at January 31, 2007, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of January 31, 2007, approximately $0.7 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

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

Derivative Fair Value Exposure

As discussed in more detail within Note 7 of Notes to Consolidated Financial Statements, we have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of January 31, 2007 was $0.2 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the consolidated statement of operations. For example, a 25% increase from the closing price of our common stock at January 31, 2007 would result in an increase in the fair value of these derivatives and a charge to the consolidated statement of operations of approximately $0.1 million, assuming all other assumptions remain the same.

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

FUELCELL ENERGY, INC. (Registrant)

March 12, 2007	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002