Form 10-Q
period 2007-04-30
FUELCELL ENERGY INC
filed 2007-06-11
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

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
Yes ☐ No  ☒

Common Stock, par value $.0001 per share, outstanding at June 7, 2007: 67,937,866 shares

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three and Six Month Periods Ended April 30, 2007

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	April 30, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$107,269	$26,247
Investments: U.S. treasury securities	71,459	81,286
Accounts receivable, net of allowance for doubtful accounts of $105 and $43, respectively	10,425	9,402
Inventories, net	20,686	14,121
Other current assets	5,171	2,653
Total current assets	215,010	133,709

Property, plant and equipment, net	42,182	48,136
Investments: U.S. treasury securities	—	13,054
Equity investments	10,865	11,483
Other assets, net	251	270
Total assets	$268,308	$206,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$976	$653
Accounts payable	8,921	12,508
Accrued liabilities	6,672	6,418
Deferred license fee income	—	38
Deferred revenue and customer deposits	11,799	9,785
Total current liabilities	28,368	29,402

Long-term deferred revenue	5,298	5,162
Long-term debt and other liabilities	562	678
Total liabilities	34,228	35,242
Redeemable minority interest	11,196	10,665
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at April 30, 2007 and October 31, 2006.)	59,950	59,950

Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at April 30, 2007 and October 31, 2006; 67,900,017 and 53,130,901 shares issued and outstanding at April 30, 2007 and October 31, 2006, respectively.	7	5
Additional paid-in capital	569,422	470,045
Accumulated deficit	(406,495)	(369,255)
Treasury stock, Common, at cost (12,282 and 15,583 shares in 2007 and 2006, respectively.)	(126)	(158)
Deferred compensation	126	158
Total shareholders’ equity	162,934	100,795
Total liabilities and shareholders’ equity	$268,308	$206,652

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2007	2006
Revenues:
Product sales and revenues	$8,861	$6,487
Research and development contracts	2,522	3,047
Total revenues	11,383	9,534

Costs and expenses:
Cost of product sales and revenues	16,394	15,742
Cost of research and development contracts	2,096	2,713
Administrative and selling expenses	4,773	4,694
Research and development expenses	6,654	5,393
Total costs and expenses	29,917	28,542

Loss from operations	(18,534)	(19,008)

License fee income, net	—	(19)
Interest expense	(21)	(22)
Loss from equity investments	(401)	(225)
Interest and other income, net	1,373	1,216

Loss before redeemable minority interest	(17,583)	(18,058)

Redeemable minority interest	(421)	—

Loss before provision for income taxes	(18,004)	(18,058)

Provision for income taxes	—	—

Net loss	(18,004)	(18,058)

Preferred stock dividends	(802)	(5,462)

Net loss to common shareholders	$(18,806)	$(23,520)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.32)	$(0.48)
Basic and diluted weighted average shares outstanding	58,750,006	49,319,174

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2007	2006
Revenues:
Product sales and revenues	$13,760	$9,487
Research and development contracts	4,457	5,991
Total revenues	18,217	15,478

Costs and expenses:
Cost of product sales and revenues	29,776	25,092
Cost of research and development contracts	4,040	5,636
Administrative and selling expenses	9,190	8,918
Research and development expenses	13,509	11,277
Total costs and expenses	56,515	50,923

Loss from operations	(38,298)	(35,445)

License fee income, net	34	52
Interest expense	(48)	(54)
Loss from equity investments	(618)	(440)
Interest and other income, net	2,502	2,754

Loss before redeemable minority interest	(36,428)	(33,133)

Redeemable minority interest	(812)	—

Loss before provision for income taxes	(37,240)	(33,133)

Provision for income taxes	—	—

Net loss	(37,240)	(33,133)

Preferred stock dividends	(1,604)	(7,057)

Net loss to common shareholders	$(38,844)	$(40,190)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.69)	$(0.82)
Basic and diluted weighted average shares outstanding	55,914,872	48,931,325

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(37,240)	$(33,133)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	2,693	2,119
Loss in equity investments	618	440
Loss on redeemable minority interest	812	—
Loss on derivative	24	—
Depreciation	4,729	4,548
Amortization (accretion) of bond premium (discount)	(425)	222
Provision for doubtful accounts	62	(307)
(Increase) decrease in operating assets:
Accounts receivable	(1,085)	1,189
Inventories	(2,622)	(1,924)
Other assets	(2,499)	(1,691)
Increase (decrease) in operating liabilities:
Accounts payable	(3,587)	1,074
Accrued liabilities	1,324	(110)
Deferred revenue and customer deposits	2,150	3,133
Deferred license fee income and other	(38)	149
Net cash used in operating activities	(35,084)	(24,291)

Cash flows from investing activities:
Capital expenditures	(2,683)	(6,639)
Treasury notes matured	54,000	107,150
Treasury notes purchased	(30,694)	(71,469)
Net cash provided by investing activities	20,623	29,042

Cash flows from financing activities:
Repayment of debt	(205)	(320)
Proceeds from debt	354	—
Payment of preferred dividends	(1,885)	(6,980)
Net proceeds from sale of common stock	95,457	7,812
Common stock issued for option and stock purchase plans	1,762	1,297
Net cash provided by financing activities	95,483	1,809

Net increase in cash and cash equivalents	81,022	6,560

Cash and cash equivalents-beginning of period	26,247	22,702
Cash and cash equivalents-end of period	$107,269	$29,262

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy develops, manufactures and markets ultra-clean power plants that generate electricity with up to twice the efficiency of conventional fossil fuel plants with virtually no air pollution and reduced greenhouse gas emissions using a variety of fuels including renewable biogas and domestically-available fuels like natural gas. FuelCell Energy has installed power plants at over 50 locations worldwide that have generated more than 160 million kilowatt hours.

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

Basis of Presentation - Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2007 have been included. The balance sheet as of October 31, 2006 has been derived from the audited financial statements at that date.

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

The results of operations and cash flows for the three and six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2006 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd., and a subsidiary formed in April 2006, Bridgeport Fuel Cell Park, LLC, for the purpose of developing a 10 MW fuel cell park to be located in Bridgeport, Connecticut. Alliance Monterrey, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements to the following customers: the City of Santa Barbara, the Sheraton San Diego Hotel & Marina, the Westin San Francisco Airport Hotel and TST, Inc., respectively. Alliance Chico, LLC is another joint venture with Alliance Power, Inc for the development and sale of power plants for California customers. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated. In January 2007, we formed a new subsidiary, Long Beach Clean Energy, LLC, for potential bids in New York state. We also formed an entity called DFC-ERG Milford, LLC for potential project activity under the Connecticut Clean Energy Fund’s Project 100. No activity was recorded in either of these entities during the six months ended April 30, 2007.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Certain reclassifications have been made to our prior year amounts to conform to the 2007 presentation.

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency gains of $0.05 and $0.03 million during the three and six months ended April 30, 2007, respectively. We recognized a foreign currency loss of approximately ($0.02) million and a foreign currency gain of approximately $0.03 million for the three and six months ended April 30, 2006, respectively. These amounts have been classified in interest and other income on our consolidated statement of operations.

Comprehensive Loss

Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statement of operations of $18.0 million and $37.2 million for the three and six months ended April 30, 2007, respectively, and $18.1 million and $33.1 million for the three and six months ended April 30, 2006, respectively. Comprehensive income (loss) is defined as the increase or decrease in equity from sources other than owners.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 on November 1, 2007). The Company is currently evaluating FIN 48 and we do not anticipate that it will have a material impact on our financial statements upon adoption due to the Company’s current income tax position.

Note 2. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. Our investment in Versa totaled approximately $10.9 million and $11.5 million as of April 30, 2007 and October 31, 2006, respectively. Our ownership interest at April 30, 2007 was 39 percent and we account for Versa under the equity method of accounting.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Investments

Our short and long-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at April 30, 2007 and October 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At April 30, 2007
U.S. government obligations	$71,459	$12	$(298)	$71,173

At October 31, 2006
U.S. government obligations	$94,340	$24	$(345)	$94,019

Reported as:

	April 30,	October 31,
	2007	2006
Short-term investments	$71,459	$81,286
Long-term investments	—	13,054
Total	$71,459	$94,340

As of April 30, 2007, short-term investment securities have maturity dates ranging from May 15, 2007 to March 31, 2008, and estimated yields ranging from 3.05 percent to 5.16 percent. There were no long-term investment securities as of April 30, 2007. Our weighted average yield on our short and long-term investments was 4.47 percent as of April 30, 2007.

Note 4. Inventories

The components of inventory at April 30, 2007 and October 31, 2006 consisted of the following:

	April 30,	October 31,
	2007	2006

Raw materials	$6,586	$5,571
Work-in-process	14,100	8,550
Total	$20,686	$14,121

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $13.5 million and $10.8 million at April 30, 2007 and October 31, 2006, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Property, Plant and Equipment

Property, plant and equipment at April 30, 2007 and October 31, 2006 consisted of the following:

	April 30, 2007	October 31, 2006	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,174	5,996	10-30 years
Machinery, equipment and software	52,299	50,645	3-8 years
Furniture and fixtures	2,462	2,456	6-10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	17,743	20,576	10 years
Construction in progress(1)	4,569	6,316
	$85,834	$88,576
Less accumulated depreciation	(43,652)	(40,440)
Total	$42,182	$48,136

(1)
Included in construction in progress are costs of approximately $0.6 million and $3.0 million at April 30, 2007 and October 31, 2006, respectively, to build power plants for servicing power purchase agreement contracts.

Depreciation expense was approximately $4.7 million and $4.5 million for the six months ended April 30, 2007 and 2006, respectively.

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
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The compensation cost that has been charged against income for Share-Based Plans was $1.4 million and $1.0 million for the three months ended April 30, 2007 and 2006, respectively, and $2.7 million and $2.1 million for the six months ended April 30, 2007 and 2006, respectively. Share-based compensation included in the consolidated statements of operations for the three and six months ended April 30, 2007 and 2006 was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Cost of product sales and revenues	$178	$196	$379	$310
Cost of research and development contracts	71	4	138	93
General and administrative expense	868	681	1,597	1,382
Research and development expense	267	117	557	329
Total share-based compensation	$1,384	$998	$2,671	$2,114

Equity Incentive Plans

The Board adopted the 1988, 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 12.7 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of April 30, 2007, 2.1 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at April 30, 2007 or October 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. We use historical data to estimate the expected term of options granted.

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Expected life (in years)	6.53	6.30	6.53	6.31
Risk-free interest rate	4.54%	4.61%	4.54%	4.54%
Volatility	61.5%	56.4%	61.5%	56.5%
Dividend yield	—	—	—	—

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes the Plans’ stock option activity for the six months ended April 30, 2007:

	Number of options	Weighted average option price
Outstanding at October 31, 2006	6,453,404	$10.33
Granted	845,847	6.98
Exercised	(1,253,625)	1.66
Forfeited/Cancelled	(704,300)	15.87
Outstanding at April 30, 2007	5,341,326	$11.13

The weighted average grant-date fair value of options granted during the three and six months ended April 30, 2007 was $4.44 and was $6.29 and $5.93, respectively, for the three and six months ended April 30, 2006. The total intrinsic value of options outstanding and options exercisable at April 30, 2007 was $2.5 million and $2.4 million, respectively. The total intrinsic value of options exercised during the three and six months ended April 30, 2007 was $7.2 million and was $1.6 million and $1.9 million for the three and six months ended April 30, 2006, respectively.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.28 - $ 5.10	343,800	1.7	$1.72	343,800	$1.72
$ 5.11 - $ 9.92	2,472,652	7.9	7.63	1,011,115	7.42
$ 9.93 - $14.74	1,691,756	6.9	12.21	1,106,475	12.80
$14.75 - $19.56	334,118	3.9	16.80	329,243	16.81
$19.57 - $24.39	238,000	4.0	23.00	238,000	23.00
$24.40 - $29.21	27,000	3.8	26.15	27,000	26.15
$29.22 - $34.03	170,000	3.6	29.91	170,000	29.91
$34.04 - $48.49	64,000	3.5	38.50	64,000	38.50
	5,341,326	6.6	$11.13	3,289,633	$12.62

As of April 30, 2007, total compensation cost related to nonvested stock options not yet recognized was $10.3 million, which is expected to be recognized over the next 1.3 years on a weighted-average basis.

In the second quarter of fiscal 2007, we issued 8,391 shares of common stock with a value of $0.07 million to directors as compensation (in lieu of cash). In the first quarter of fiscal 2006, we issued 6,965 shares of common stock with a value of $0.06 million to directors as compensation (in lieu of cash). These shares were fully vested at the date of grant.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Employee Stock Purchase Plan

Our shareholders adopted the ESPP on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of April 30, 2007, there were 332,837 shares of Common Stock reserved for issuance under the ESPP.

Activity in the ESPP for the six months ended April 30, 2007 was as follows:

Number of Shares
Balance at October 31, 2006	355,587
Issued at $5.63	(22,750)
Balance at April 30, 2007	332,837

The weighted-average grant date fair value of shares issued under the ESPP during the six months ended April 30, 2007 was $1.84.

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended April 30, 2007
Expected life (in years)	0.5
Risk-free interest rate	5.1%
Volatility	43.0%
Dividend yield	—

Incentive Compensation

Stock may be issued to employees as part of FuelCell’s annual incentive bonus. During the six months ended April 30, 2007, 133,419 shares of common stock with a value of $0.9 million were issued as incentive bonus (in lieu of cash). During the six months ended April 30, 2006, we issued 75,585 shares of common stock with a value of $0.7 million as incentive bonus (in lieu of cash).

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Shareholders' Equity

Changes in shareholders’ equity were as follows for the six months ended April 30, 2007:

Balance at October 31, 2006	$100,795
Sale of common stock	95,457
Increase in additional paid-in-capital for stock-based compensation	2,693
Increase in additional paid-in-capital for stock issued under employee benefit plans	2,831
Series B preferred dividends	(1,604)
Change in common stock, par	2
Net loss	(37,240)
Balance at April 30, 2007	$162,934

Sale of Common Stock

In April 2007, we completed a public offering of 9.4 million shares of our common stock for net proceeds of $65.4 million. In February 2007, POSCO Power purchased approximately 3.8 million shares of our common stock, which are restricted for six months, for $29.0 million. Additionally, we have sold 160,000 shares of our common stock on the open market during the six months ended April 30, 2007 resulting in net proceeds of approximately $1.1 million.

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

	Three months ended April 30,		Six months ended April 30,
Revenues:	2007	2006	2007	2006
United States	$5,924	$7,838	$12,162	$12,026
Canada	3,513	*	3,513	*
Germany	1,581	1,555	*	2,869

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and six months ended April 30, 2007 and 2006 are as follows:

	Three months ended April 30,			Six months ended April 30,
	2007	2006		2007		2006
U.S. Government (1)	21%	31%		22%		37%
Enbridge, Inc.	31%	*	%	19%		*	%
MTU CFC Solutions, GmbH	14%	16%		*	%	19%
Tulare, CA	10%	*	%	*	%	*	%
Sierra Nevada Brewing Co.	* %	*	%	10%		*	%
Logan Energy	* %	18%		*	%	11%

* Less than 10 percent of total revenues in period.
(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Weighted average basic common shares	58,750,006	49,319,174	55,914,872	48,931,325
Effect of dilutive securities(1)	—	—	—	—
Weighted average basic common shares adjusted for diluted calculations	58,750,006	49,319,174	55,914,872	48,931,325

(1) We computed earnings per share without consideration to potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at April 30, 2007 and 2006 totaled 1,553,308 and 4,250,464, respectively. Future potentially dilutive stock options that were not in-the-money at April 30, 2007 and 2006 totaled 3,788,018 and 2,336,818, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of April 30, 2007, 30,000 warrants were vested with an exercise price of $9.89 and we also had 875,000 unvested warrants.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Six Months Ended April 30,
	2007	2006
Cash paid during the period for:
Interest	$49	$54
Supplemental disclosure of non-cash investing and financing activities:
Accrued Employee Stock Purchase Plan	$128	$140
Accrued Common Stock Issued for Bonus Incentive	$942	$718
Impact on investing activities resulting from the sale of the power plant used under a PPA to Sierra Nevada Brewing Co.(1)	$(3,943)	$—

(1) In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. The net book value of the asset of approximately $3.9 million, which was recorded in property, plant and equipment as of October 31, 2006, was recorded in cost of product sales and revenues upon the sale of the asset. In addition, this sale resulted in the assumption by the buyer of certain of our incentive fund liabilities resulting in a $2.2 million decrease in deferred revenue liabilities, which was recorded in cost of product sales and revenues. Net cash proceeds from this transaction were $1.8 million, which is included within operating activities on the consolidated statement of cash flows. Refer also to Note 5 - Property, Plant and Equipment.

Note 11. Commitments and Contingencies

Legal proceedings

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the U.S. District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleged that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells failed to perform as represented and warranted. Zoot sought rescission of the contract with PPL, totaling approximately $2.5 million. We reached a settlement agreement on this lawsuit resulting in payments by the Company, net of insurance, of $0.8 million and the power plants are being returned to the Company.

Restricted cash and cash equivalents

Approximately $6.7 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts in which we participate. Approximately $6.0 million of this collateral supports letters of credit, which have expiration dates on or before December 31, 2007.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 12. Subsequent events

In June 2007, the Company accepted an order for the sale of 5.1 MW of power plants to its distribution partner POSCO Power. The sale includes one DFC3000 power plant (2.4 MW), two DFC1500MA power plants (1.2 MW each) and one DFC300MA (300 kW) power plant. The plants will operate in a grid-support capacity providing power to South Korean utility customers.

Subsequent to April 30, 2007 the Company invested $2.0 million in Versa in the form of a convertible note. This investment would bring the Company’s ownership percentage in Versa to approximately 42% should this note be converted. In conjunction with this investment the Company also received warrants for the right to purchase an additional 2,286 shares of common stock. Versa is a leading planar solid-oxide technology developer and is a subcontractor for the Company on the DOE’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system.

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

Results of operations. This section provides an analysis of our results of operations for the three and six months ended April 30, 2007 and 2006. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

FuelCell Energy, Inc. is a world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation using renewable and domestic fuels. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government and utility customers. To date our products have generated over 160 million kilowatt hours of electricity and we have installed power plants at over 50 locations worldwide.

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

Our proprietary carbonate DFC power plants electrochemically (meaning without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biomass fuels. Customers buy fuel cells to improve reliability, reduce costs and reduce emissions.

We believe our products offer significant advantages compared to other power generation technologies:

•	Reliable 24/7 baseload power,

•	High fuel efficiency,

•	Ultra-clean (e.g. virtually zero emissions) quiet operation,

•	Lower cost to generate electricity, and

•	The ability to site units locally and provide high temperature heat for cogeneration applications.

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 300 kW, 1.2 MW and 2.4 MW, respectively and are designed for applications up to 50 MW. Our products meet the baseload power requirements of a wide range of customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Our DFC power plants can be part of a total onsite power generation solution for customers with our high efficiency products providing the baseload power with grid-delivered electricity and intermittent power, such as solar, or less efficient combustion-based equipment providing peaking and load following energy needs. Our fuel cells offer flexible siting and easy permitting. Our products are also ideal to meet the needs of utilities and Renewable Portfolio Standards (“RPS”) clean energy mandates now in 22 states and Washington D.C.

The market is beginning to recognize the advantages of stationary fuel cell power. Volatile fuel and energy prices, the ratification of the Kyoto Protocol by over 160 countries since 2005, and worldwide efforts to minimize greenhouse gases like CO2 and other harmful emissions with mandates for significant increases in clean electric power generation, are placing greater emphasis on ultra-clean, high efficiency distributed generation products. Electric generation without combustion significantly reduces harmful pollutants such as NOX, SOX and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide, a major contributor of harmful greenhouse gases, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced, thereby reducing exposure to volatile natural gas costs and minimizing operating costs. With increasing demand for renewable and ultra-clean power options, and increased volatility and uncertainty in electric markets, our customers gain control of power generation economics, reliability and emissions.

Our business strategy is to expand our leadership position in key markets, build multi-megawatt markets and continue to reduce the costs of our products. We believe that with the emergence of the RPS markets, the growth of the California market and continuing product cost reduction, we are well positioned to move to profitability. At a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices, we can reach gross margin breakeven. Our net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. With the multi-MW order potential of Asia, Connecticut and California, our DFC 3000, 2.4 MW product is expected to become gross margin profitable with volume. Thus, if product mix trends more toward MW and multi-MW orders, we believe that profitability can be achieved at annual volumes lower than 75 MW.

Customers buy our fuel cells for reliability, cost and environmental demands. There are currently strong incentive programs in our target markets including California and the Northeast in the U.S., South Korea and Japan in Asia and Germany in Europe that make the cost of clean power solutions including fuel cells, wind and solar, competitive. We believe that with continued cost reduction of our products and increased volume, our products will be cost competitive on an unsubsidized basis against the grid and other distributed generation products, such as engines.

Recent Developments

Expanded distribution agreement with POSCO Power

On February 20, 2007, we announced a ten-year manufacturing and distribution agreement with POSCO Power, a subsidiary of our Korean strategic distribution partner, POSCO. For the first two years of the agreement, we will sell complete Direct FuelCell power plants to POSCO Power until POSCO Power’s own manufacturing plant is ready to produce mechanical and electrical balance of plant components. Under the terms of the agreement, we will receive a 4.1 percent royalty on sales of balance of plant components made by POSCO Power payable in a combination of cash and common stock. POSCO Power also purchased approximately 3.8 million shares of our common stock, which are restricted for six months, for $29.0 million.

POSCO 5.1 MW Order

In June 2007, the Company accepted an order for the sale of 5.1 MW of power plants to its distribution partner POSCO Power. The sale includes one DFC3000 power plant (2.4 MW), two DFC1500MA power plants (1.2 MW each) and one DFC300MA (300 kW) power plant. The plants will operate in a grid-support capacity providing power to South Korean utility customers.

Common Stock Offerings

In April 2007, we completed a public offering of 9.4 million shares of our common stock for net proceeds of $65.4 million. We intend to use the net proceeds from this offering for product development, project financing, expansion of manufacturing capacity and general corporate purposes. Additionally, we sold 160,000 shares of our common stock on the open market during the six months ended April 30, 2007. Total net proceeds to us from the sale of these securities was approximately $1.1 million and is intended to be used for general corporate purposes and dividend payments on our preferred stock.

Versa Investment

Subsequent to April 30, 2007 we invested $2.0 million in Versa Power Systems, Inc. (Versa) in the form of a convertible note. This investment brings the Company’s ownership percentage in Versa to approximately 42% should this note be converted. In conjunction with this investment we also received warrants for the right to purchase an additional 2,286 shares of Versa common stock. Versa is a leading planar solid-oxide technology developer and is a subcontractor for the Company on the DOE’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of April 30, 2007, research and development sales backlog totaled $26.4 million, of which 38 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

As of April 30, 2007 and October 31, 2006, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $14.6 million and $11.3 million, respectively, which equates to a reduction of approximately 40 and 43 percent, respectively, of the gross inventory value. The decline in this LCM percentage is due to a shift in inventory mix to MW-class products, which have a lower cost compared to price. As of April 30, 2007, our gross inventory and advances to vendors’ balances increased from the October 31, 2006 balances, which resulted in higher reserve balances. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

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

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties requires the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $1.4 million and $2.7 million was recognized in the consolidated statement of operations for the three and six months ended April 30, 2007, respectively, compared to $1.0 million and $2.1 million for the three and six months ended April 30, 2006, respectively. Refer to Note 6 of the consolidated financial statements for additional information.

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators. Indicators that management uses include revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.

Comparison of Three Months ended April 30, 2007 and April 30, 2006

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended April 30, 2007 and 2006 (dollar amounts in thousands), respectively:

	Three Months Ended April 30, 2007		Three Months Ended April 30, 2006		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Product sales and revenues	$8,861	78%	$6,487	68%	37%
Research and development contracts	2,522	22%	3,047	32%	(17%)
Total	$11,383	100%	$9,534	100%	19%

	Three Months Ended April 30, 2007		Three Months Ended April 30, 2006		Percentage Increase /
Cost of revenues:	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	(Decrease) in Cost of Revenues
Product sales and revenues	$16,394	89%	$15,742	85%	4%
Research and development contracts	2,096	11%	2,713	15%	(23%)
Total	$18,490	100%	$18,455	100%	––%

Total revenues for the three months ended April 30, 2007 increased by $1.8 million, or 19 percent, to $11.4 million from $9.5 million during the same period last year.

Product sales and revenues

Product sales and revenue increased $2.4 million to $8.9 million for the three months ended April 30, 2007, compared to $6.5 million for the same period in 2006. Revenue during the quarter included approximately $5.3 million of power plant sales, $2.5 million related to service agreements and component sales and approximately $1.0 million of revenue related to power purchase agreements. Higher product sales and revenues was due to an increase in power plant sales, including production of a 1.2 MW unit for Enbridge, Inc., as well as an increase related to service agreements and component sales.

Cost of product sales and revenues increased to $16.4 million for the three months ended April 30, 2007, compared to $15.7 million during the same period in 2006. The ratio of product cost to sales was 1.85-to-1 during the second quarter of 2007, compared to 2.43-to-1 during the second quarter of 2006. The cost ratio was favorably impacted in the quarter by the shift to MW production and lower cost sub-MW units as well as higher revenue on component sales.

As of April 30, 2007, product sales backlog totaled approximately $36.8 million including approximately $12.6 million related to long-term service agreements. This compares to a product sales backlog of $23.9 million including $6.5 million related to long-term service agreements as of April 30, 2006. The increase in product backlog is related to orders from South Korean and California customers.

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

Research and development contracts

Research and development revenue decreased $0.5 million to $2.5 million for the three months ended April 30, 2007, compared to $3.0 million for the same period in 2006. Cost of research and development contracts decreased to $2.1 million during the second quarter of 2007, compared to $2.7 million for 2006, and the cost ratio was essentially flat in both quarters. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid and Vision 21 programs.

As of April 30, 2007, research and development sales backlog totaled approximately $26.4 million of which Congress has authorized funding of $10.0 million, compared to $9.9 million ($8.6 million funded) as of April 30, 2006. The increase in research and development sales backlog is primarily related to a 10-year U.S. Department of Energy project to develop a solid oxide fuel cell-based, large scale hybrid system which we entered into in 2006.

Administrative and selling expenses

Administrative and selling expenses increased $0.1 million to $4.8 million during the three months ended April 30, 2007, compared to $4.7 million in the same period of the prior year. This increase is primarily due to higher stock-based compensation, higher bid and proposal and other marketing activities.

Research and development expenses

Research and development expenses increased to $6.7 million during the three months ended April 30, 2007, compared to $5.4 million recorded in the same period of the prior year. The increase in the quarter is due to development costs for MW-class cost reduction efforts and costs related to our efforts to extend stack life from the current three years to five years and longer.

Loss from operations

Loss from operations for the three months ended April 30, 2007 totaling $18.5 million, compared to $19.0 million recorded in the comparable period last year. The decrease in the loss from operations is due primarily to higher margins on product sales resulting from the shift to MW-class production and lower cost sub-MW units, partially offset by higher research and development expenses discussed above.

Loss from equity investments

Our investment in Versa totaled approximately $10.9 million and $11.5 million as of April 30, 2007 and October 31, 2006, respectively. Our ownership interest at April 30, 2007 was 39% and we account for Versa under the equity method of accounting. Our share of equity losses for the three months ended April 30, 2007 and 2006 were $0.4 million and $0.2 million.

Interest and other income, net

Interest and other income, net, was $1.4 million for the three months ended April 30, 2007, compared to $1.2 million for the same period in 2006. Interest income increased due to higher yields on lower average invested balances.

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

Comparison of Six Months ended April 30, 2007 and April 30, 2006

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the six months ended April 30, 2007 and 2006 (dollar amounts in thousands), respectively:

	Six Months Ended April 30, 2007		Six Months Ended April 30, 2006		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Product sales and revenues	$13,760	76%	$9,487	61%	45%
Research and development contracts	4,457	24%	5,991	39%	(26%)
Total	$18,217	100%	$15,478	100%	18%

	Six Months Ended April 30, 2007		Six Months Ended April 30, 2006		Percentage Increase /
Cost of revenues:	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	(Decrease) in Cost of Revenues
Product sales and revenues	$29,776	88%	$25,092	82%	19%
Research and development contracts	4,040	12%	5,636	18%	(28%)
Total	$33,816	100%	$30,728	100%	10%

Total revenues for the six months ended April 30, 2007 increased by $2.7 million, or 18 percent, to $18.2 million from $15.5 million during the same period last year.

Product sales and revenues

Product sales and revenue increased $4.3 million to $13.8 million for the six months ended April 30, 2007, compared to $9.5 million for the same period in 2006. Revenue during the quarter included approximately $8.0 million of power plant sales, $3.5 million related to service agreements and component sales and approximately $2.3 million of revenue related to power purchase agreements. Higher product sales and revenues was due to an increase in power plant sales, including production of a 1 MW unit for Enbridge, Inc., as well as an increase in revenues from service agreements and power purchase agreements.

Cost of product sales and revenues increased to $29.8 million for the six months ended April 30, 2007, compared to $25.1 million during the same period in 2006. The ratio of product cost to sales was 2.2-to-1 during the six months ended April 30, 2007, compared to 2.6-to-1 during the same period a year ago. The cost ratio was favorably impacted in the quarter by the shift to MW production and lower cost sub-MW units, partially offset by higher service agreement costs.

Research and development contracts

Research and development revenue decreased $1.5 million to $4.5 million for the six months ended April 30, 2007, compared to $6.0 million for the same period in 2006. Cost of research and development contracts decreased to $4.0 million during the six months ended April 30, 2007, compared to $5.6 million for 2006, and the cost ratio was essentially flat in both quarters. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid and Vision 21 programs.

Administrative and selling expenses

Administrative and selling expenses increased $0.3 million to $9.2 million during the six months ended April 30, 2007, compared to $8.9 million in the same period of the prior year. This increase is primarily due to higher stock-based compensation, higher bid and proposal and other marketing activities.

Research and development expenses

Research and development expenses increased to $13.5 million during the six months ended April 30, 2007, compared to $11.3 million recorded in the same period of the prior year. The increase in the quarter is due to development costs for MW-class cost reduction efforts and costs related to our efforts to extend stack life from the current three years to five years and longer.

Loss from operations

Loss from operations for the six months ended April 30, 2007 totaled $38.3 million, compared to $35.4 million recorded in the comparable period last year. The increase in the loss from operations is due primarily to higher research and development expenses and higher service agreement costs, partially offset by the favorable impact from the shift to MW-class production and lower cost sub-MW units.

Loss from equity investments

Our investment in Versa totaled approximately $10.9 million and $11.5 million as of April 30, 2007 and October 31, 2006, respectively. Our ownership interest at April 30, 2007 was 39% and we account for Versa under the equity method of accounting. Our share of equity losses for the six months ended April 30, 2007 and 2006 were $0.6 million and $0.4 million.

Interest and other income, net

Interest and other income, net, was $2.5 million for the six months ended April 30, 2007, compared to $2.8 million for the same period in 2006. Interest income decreased due to lower average invested balances.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $178.7 million of cash, cash equivalents and investments as of April 30, 2007, compared to $120.6 million as of October 31, 2006. During the six months ended April 30, 2007, we sold shares of our common stock to POSCO for $29.0 million, completed a public offering with net proceeds of $65.4 million and sold shares on the open market for $1.1 million. Excluding these stock sales, cash and investments used during the six months ended April 30, 2007 include dividend payments on our preferred stock of $1.9 million, partially offset by proceeds of $2.2 million from the sale of a power plant being used to service a power purchase agreement (includes $0.4 million from the sale of a long-term service agreement on this power plant), receipt of incentive funds related to our power purchase agreements of $1.5 million and proceeds from common stock issued for benefit plans of $1.8 million.

Cash Inflows and Outflows

Cash and cash equivalents as of April 30, 2007 totaled $107.3 million, reflecting an increase of $81.0 million from the balance reported as of October 31, 2006. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the six months ended April 30, 2007, we used $35.1 million in cash for operating activities, compared to operating cash usage of $24.3 million during the comparable period of 2006. Cash used in operating activities during the first six months of fiscal 2007 consists of a net loss for the period of approximately $37.2 million, offset by non-cash adjustments totaling $8.5 million, including $2.7 million of share-based compensation and depreciation expense of $4.7 million.

In addition, cash used in working capital totaled approximately $6.4 million, including higher net inventories of approximately $2.6 million due to higher production levels and lower accounts payable and accrued liabilities of $2.3 million due to timing of production and vendor payments during the quarter. These amounts were partially offset by higher accounts receivable of $1.1 million due to the timing of production and shipping milestones and higher deferred revenue and customer deposits of $2.2 million.

Investing Activities: During the six months ended April 30, 2007, net cash provided by investing activities totaled $20.6 million, compared with approximately $29.0 million in the comparable period of 2006. Capital expenditures totaled $2.7 million for 2007 and approximately $54.0 million of investments in U.S. Treasury Securities matured and new treasury purchases totaled $30.7 million during the first six months of fiscal 2007.

Financing Activities: During the six months ended April 30, 2007, net cash provided by financing activities was approximately $95.5 million, compared to $1.8 million in 2006. The first six months of fiscal 2007 included $95.5 million from the sale of common stock, $1.8 million from common stock issued for benefit plans and $0.1 million from proceeds, net of repayments, on debt. This was partially offset by $1.9 million for the payment of dividends on preferred stock.

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

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost more than $10,000/kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, we have made significant progress primarily through value engineering our products and increasing the power output by 20%. We entered fiscal 2007 with a current manufactured cost of approximately $3,250 /kW on our multi-MW power plant, $4,300/kW on our MW plant and $4,800/kW for the sub-MW product. In the second quarter, we achieved lower costs through our cost out program resulting in a product cost-to-revenue ratio of 1.85 to 1 - the lowest since we began shipping commercial power plants in 2003. To date, the primary drivers have been value engineering and technology development.

With the multi-MW order potential of Asia, Connecticut and California, our DFC 3000, 2.4 MW product is expected to become gross margin profitable with volume. This will come through supply chain efficiencies, purchasing power and process improvements. To drive costs lower, our 2007 cost out program is focused on global sourcing, technology development, continued value engineering and manufacturing efficiencies.

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

As of April 30, 2007, we had 9.35 MW in backlog. We see near term opportunities for increased order volume in our key markets, including California, Connecticut and Asia. California is a leading market for our renewable, ultra-clean products with approximately 30% of our installed capacity at April 30, 2007 in California and the state has made available approximately $80 million of funding in 2007. In Connecticut, our fuel cells are incorporated into 68 MW of large-scale multi-MW projects that have been recommended by the Connecticut Clean Energy Fund for development under Connecticut’s RPS Program, Project 100. In Asia, the South Korean government has initiated a subsidy program with initial subsidies ranging from $0.23 to 0.28/kilowatt hour (kWh). This program was put in place to encourage utilities to buy highly efficient, ultra-clean, low-emission, fuel cell-produced electricity, thus helping the country to meet its carbon dioxide (CO2) reduction and clean air goals. In February, FuelCell Energy announced that it had signed a 10-year manufacturing and distribution agreement with POSCO Power. We expect that this partnership will allow us to capture significant opportunities in the South Korean market.

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

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of April 30, 2007 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Lease commitments (1)	$2,703	$849	$1,512	$342	$—
Term loans (principal and interest)	1,050	957	93	—	—
Purchase commitments(2)	26,683	23,828	2,855	—	—
Series I Preferred dividends payable (3)	19,392	379	9,543	1,894	7,576
Series B Preferred dividends payable (4)	8,861	3,206	5,655	—	—
Totals	$58,689	$29,219	$19,658	$2,236	$7,576

(1)	Future minimum lease payments on operating and capital leases.

(2)	Purchase commitments with suppliers for materials, supplies, and services incurred in the normal course of business.

(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at April 30, 2007 were approximately $5.7 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

Approximately $6.7 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts in which we participate. Approximately $6.0 million of this collateral supports letters of credit, which have expiration dates on or before December 31, 2007.

Research and development cost-share contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of April 30, 2007, our research and development sales backlog totaled $26.4 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $16.6 million for which we would not be reimbursed by the government.

Product sales contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of April 30, 2007, we had product sales backlog of approximately $24.2 million. We do not expect sales from this backlog to be profitable.

Long-term service agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we will provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products’ early stage of development could be materially different from actual expenses. As of April 30, 2007, we had a service agreement sales backlog of approximately $12.6 million.

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

We have qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure to meet certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of April 30, 2007 we had deferred revenue totaling $7.3 million on the consolidated balance sheet related to incentive funding received on PPAs.

In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. As of April 30, 2007, we were operating 3 MW of power plants under power purchase agreements ranging from 5 to 10 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes both short-term United States treasury instruments with maturities averaging three months or less, as well as U.S. treasury notes with fixed interest rates with maturities of up to twenty months. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2007, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $1.1 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of April 30, 2007, approximately $0.5 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

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

Derivative Fair Value Exposure

We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of April 30, 2007 was $0.3 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the consolidated statement of operations. For example, a 25% increase from the closing price of our common stock at April 30, 2007 would result in an increase in the fair value of these derivatives and a charge to the consolidated statement of operations of approximately $0.1 million, assuming all other assumptions remain the same.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of securities holders during the second quarter of fiscal 2007 at the FuelCell Energy, Inc. Annual Shareholders’ Meeting, which was held on March 27, 2007. Following are the two proposals:

(1) To elect eight directors to serve for the ensuing year and until their successors are duly elected and qualified.

The results of the voting were as follows:

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD
R. Daniel Brdar	38,251,769	2,790,671
Warren D. Bagatelle*	38,062,491	2,979,949
Michael Bode	35,279,528	5,762,912
James D. Gerson	38,149,616	2,892,824
Thomas L. Kempner	38,129,222	2,913,218
William A. Lawson	35,170,955	5,871,485
George K. Petty	35,255,147	5,787,293
John A. Rolls	35,221,353	5,821,087

* - Mr. Bagatelle passed away on May 31, 2007.

(2) To ratify the selection of KPMG LLP as the independent registered public accounting firm for fiscal year 2007.

The results of the voting were as follows:

VOTES FOR	40,655,034
VOTES AGAINST	288,256
ABSTAINED	99,150

Item 6. Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC. (Registrant)

Date June 11, 2007	/s/ Joseph G. Mahler
Joseph G. Mahler
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002