Form 10-Q
period 2007-07-31
FUELCELL ENERGY INC
filed 2007-09-10
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 31, 2007

or

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
Yes ☐   No ☒

Common Stock, par value $.0001 per share, outstanding at September 6, 2007: 67,996,271

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three and Nine Month Periods Ended July 31, 2007

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	July 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$106,100	$26,247
Investments: U.S. treasury securities	61,442	81,286
Accounts receivable, net of allowance for doubtful accounts of $96 and $43, respectively	10,161	9,402
Inventories, net	23,911	14,121
Other current assets	7,664	2,653
Total current assets	209,278	133,709

Property, plant and equipment, net	40,860	48,136
Investments: U.S. treasury securities	—	13,054
Investment and loan to affiliate	12,438	11,483
Other assets, net	287	270
Total assets	$262,863	$206,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$1,005	$653
Accounts payable	8,022	12,508
Accrued liabilities	7,790	6,418
Deferred license fee income	—	38
Deferred revenue and customer deposits	20,995	9,785
Total current liabilities	37,812	29,402

Long-term deferred revenue	4,844	5,162
Long-term debt and other liabilities	611	678
Total liabilities	43,267	35,242
Redeemable minority interest	11,464	10,665
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at July 31, 2007 and October 31, 2006.)	59,950	59,950

Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at July 31, 2007 and October 31, 2006; 67,931,459 and 53,130,901 shares issued and outstanding at July 31, 2007 and October 31, 2006, respectively.	7	5
Additional paid-in capital	570,110	470,045
Accumulated deficit	(421,935)	(369,255)
Treasury stock, Common, at cost (12,282 and 15,583 shares in 2007 and 2006, respectively.)	(126)	(158)
Deferred compensation	126	158
Total shareholders’ equity	148,182	100,795
Total liabilities and shareholders’ equity	$262,863	$206,652

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	Three Months Ended July 31,
	2007	2006
Revenues:
Product sales and revenues	$7,807	$5,376
Research and development contracts	5,737	3,307
Total revenues	13,544	8,683

Costs and expenses:
Cost of product sales and revenues	14,903	15,240
Cost of research and development contracts	4,718	2,647
Administrative and selling expenses	4,676	4,320
Research and development expenses	6,980	6,621
Total costs and expenses	31,277	28,828

Loss from operations	(17,733)	(20,145)

License fee expense, net	—	(7)
Interest expense	(24)	(22)
Loss from equity investments	(414)	(275)
Interest and other income, net	3,152	1,737

Loss before redeemable minority interest	(15,019)	(18,712)

Redeemable minority interest	(421)	—

Loss before provision for income taxes	(15,440)	(18,712)

Provision for income taxes	—	—

Net loss	(15,440)	(18,712)

Preferred stock dividends	(802)	(1,082)

Net loss to common shareholders	$(16,242)	$(19,794)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.24)	$(0.37)
Basic and diluted weighted average shares outstanding	67,939,527	53,116,670

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2007	2006
Revenues:
Product sales and revenues	$21,567	$14,863
Research and development contracts	10,194	9,298
Total revenues	31,761	24,161

Costs and expenses:
Cost of product sales and revenues	44,679	40,332
Cost of research and development contracts	8,758	8,283
Administrative and selling expenses	13,866	13,238
Research and development expenses	20,489	17,898
Total costs and expenses	87,792	79,751

Loss from operations	(56,031)	(55,590)

License fee income, net	34	45
Interest expense	(72)	(76)
Loss from equity investments	(1,032)	(715)
Interest and other income, net	5,654	4,491

Loss before redeemable minority interest	(51,447)	(51,845)

Redeemable minority interest	(1,233)	—

Loss before provision for income taxes	(52,680)	(51,845)

Provision for income taxes	—	—

Net loss	(52,680)	(51,845)

Preferred stock dividends	(2,406)	(8,139)

Net loss to common shareholders	$(55,086)	$(59,984)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.92)	$(1.19)
Basic and diluted weighted average shares outstanding	59,967,137	50,341,771

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(52,680)	$(51,845)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	3,939	3,211
Loss in equity investments	1,032	715
Interest receivable from loan to affiliate	(23)	—
Loss on redeemable minority interest	1,233	—
Gain on derivative	65	—
Depreciation and amortization	7,004	6,820
Amortization (accretion) of bond premium (discount)	(574)	97
Provision for doubtful accounts	53	34
(Increase) decrease in operating assets:
Accounts receivable	(812)	317
Inventories	(5,847)	(2,547)
Other assets	(4,981)	(550)
Increase (decrease) in operating liabilities:
Accounts payable	(4,486)	3,289
Accrued liabilities	2,497	1,057
Deferred revenue and customer deposits	10,892	1,919
Deferred license fee income and other	(38)	74
Net cash used in operating activities	(42,726)	(37,409)

Cash flows from investing activities:
Capital expenditures	(3,487)	(9,469)
Loan to affiliate	(2,000)	—
Treasury notes matured	270,609	149,900
Treasury notes purchased	(237,137)	(106,844)
Net cash provided by investing activities	27,985	33,587

Cash flows from financing activities:
Repayment of debt	(318)	(458)
Proceeds from debt	354	—
Payment of preferred dividends	(2,840)	(8,129)
Net proceeds from sale of common stock	95,457	7,812
Common stock issued for option and stock purchase plans	1,941	1,375
Net cash provided by financing activities	94,594	600

Net increase in cash and cash equivalents	79,853	(3,222)

Cash and cash equivalents-beginning of period	26,247	22,702
Cash and cash equivalents-end of period	$106,100	$19,480

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy Inc. (“FuelCell” or the “Company”) develops, manufactures and markets ultra-clean power plants that generate electricity 24/7 with up to twice the efficiency of conventional fossil fuel plants with virtually no air pollution and reduced greenhouse gas emissions. Our DFC power plants use a variety of fuels including renewable biogas and readily-available fuels such as natural gas and have generated more than 180 million kilowatt hours of power for commercial, industrial, municipal and utility customers. FuelCell Energy’s fuel cells are generating power at over 50 locations worldwide.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell®” or “DFC® Power Plants”), offer stationary applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell and hybrid products as well as planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Basis of Presentation - Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of July 31, 2007 have been included. The balance sheet as of October 31, 2006 has been derived from the audited financial statements at that date.

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

The results of operations and cash flows for the three and nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2006 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd., and a subsidiary formed in April 2006, Bridgeport Fuel Cell Park, LLC, for the purpose of developing a 10 MW fuel cell park to be located in Bridgeport, Connecticut. Alliance Monterrey, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements to the following customers: the City of Santa Barbara, the Sheraton San Diego Hotel & Marina, the Westin San Francisco Airport Hotel and TST, Inc., respectively. Alliance Chico, LLC is another joint venture with Alliance Power, Inc for the development and sale of power plants for California customers. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated. In January 2007, we formed a new subsidiary, Long Beach Clean Energy, LLC, for bids in New York state. We also formed an entity called DFC-ERG Milford, LLC for project activity under the Connecticut Clean Energy Fund’s Project 100. No significant activity was recorded in either of these entities during the nine months ended July 31, 2007.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Certain reclassifications have been made to our prior year amounts to conform to the 2007 presentation.

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. Foreign currency gains and losses are classified in interest and other income on our consolidated statement of operations.
There was not a material amount of foreign currency gains or losses during the three and nine months ended July 31, 2007 and 2006.

Comprehensive Loss

Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statement of operations of $15.4 million and $52.7 million for the three and nine months ended July 31, 2007, respectively, and $18.7 million and $51.8 million for the three and nine months ended July 31, 2006, respectively. Comprehensive income (loss) is defined as the increase or decrease in equity from sources other than owners.

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

Note 2. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. Our equity investment in Versa totaled approximately $10.4 million and $11.5 million as of July 31, 2007 and October 31, 2006, respectively. Our ownership interest at July 31, 2007 was 39 percent and we account for Versa under the equity method of accounting.

During the three months ended July 31, 2007, the Company invested $2.0 million in Versa in the form of a convertible note. This investment would bring the Company’s ownership percentage in Versa to approximately 43% should this note be converted into common stock. In conjunction with this investment the Company also received warrants for the right to purchase an additional 2,286 shares of common stock with an exercise price of $175 per share. The fair value of the warrants was approximately $0.2 million as of July 31, 2007 and is included within Investment and loan to affiliate on the consolidated balance sheet. Changes in the fair value of the warrants will be included in the consolidated statement of operations each period.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Investments

Our short-term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at July 31, 2007 and October 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At July 31, 2007
U.S. government obligations	$61,442	$13	$(37)	$61,418

At October 31, 2006
U.S. government obligations	$94,340	$24	$(345)	$94,019

Reported as:	July 31,	October 31,
	2007	2006
Short-term investments	$61,442	$81,286
Long-term investments	—	13,054
Total	$61,442	$94,340

As of July 31, 2007, short-term investment securities have maturity dates ranging from August 15, 2007 to May 15, 2008, and estimated yields ranging from 3.02 percent to 5.59 percent. There were no long-term investment securities as of July 31, 2007. Our weighted average yield on our short-term investments was 4.37 percent as of July 31, 2007.

Note 4. Inventories

The components of inventory at July 31, 2007 and October 31, 2006 consisted of the following:

	July 31,	October 31,
	2007	2006
Raw materials	$10,814	$5,571
Work-in-process	13,097	8,550
Total	$23,911	$14,121

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $14.2 million and $10.8 million at July 31, 2007 and October 31, 2006, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Property, Plant and Equipment

Property, plant and equipment at July 31, 2007 and October 31, 2006 consisted of the following:

	July 31, 2007	October 31, 2006	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,453	5,996	10-30 years
Machinery, equipment and software	52,892	50,645	3-8 years
Furniture and fixtures	2,466	2,456	6-10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	17,743	20,576	10 years
Construction in progress(1)	4,636	6,316
	$86,777	$88,576
Less accumulated depreciation	(45,917)	(40,440)
Total	$40,860	$48,136

(1)
Included in construction in progress are costs of approximately $0.6 million and $3.0 million at July 31, 2007 and October 31, 2006, respectively, to build power plants for servicing power purchase agreement contracts.

Depreciation expense was approximately $7.0 million and $6.6 million for the nine months ended July 31, 2007 and 2006, respectively.

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

The compensation cost that has been charged against income for Share-Based Plans was $1.2 million and $1.1 million for the three months ended July 31, 2007 and 2006, respectively, and $3.9 million and $3.2 million for the nine months ended July 31, 2007 and 2006, respectively. Share-based compensation included in the consolidated statements of operations for the three and nine months ended July 31, 2007 and 2006 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Cost of product sales and revenues	$160	$162	$539	$472
Cost of research and development contracts	78	47	216	139
General and administrative expense	737	680	2,334	2,063
Research and development expense	264	201	821	530
Total share-based compensation	$1,239	$1,090	$3,910	$3,204

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Equity Incentive Plans

The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of July 31, 2007, 2.1 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at July 31, 2007 or October 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. We use historical data to estimate the expected term of options granted.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Expected life (in years)	6.62	6.27	6.53	6.31
Risk-free interest rate	4.81%	4.91%	4.55%	4.57%
Volatility	57.1%	58.1%	61.3%	56.6%
Dividend yield	—	—	—	—

The following table summarizes the Plans’ stock option activity for the nine months ended July 31, 2007:

	Number of options	Weighted average option price
Outstanding at October 31, 2006	6,453,404	$10.33
Granted	897,712	7.00
Exercised	(1,260,500)	1.69
Forfeited/Cancelled	(791,350)	15.25
Outstanding at July 31, 2007	5,299,266	11.12

The weighted average grant-date fair value of options granted during the three and nine months ended July 31, 2007 was $4.60 and $4.44, respectively, and was $5.47 and $5.92, respectively, for the three and nine months ended July 31, 2006. The total intrinsic value of options outstanding and options exercisable at July 31, 2007 was $3.0 million and $2.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended July 31, 2007 was $0.01 million and $7.2 million, respectively, and was $0.2 million and $2.1 million, respectively, for the three and nine months ended July 31, 2006, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at July 31, 2007:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28	-	$5.10	343,800	1.4	$1.72	343,800	$1.72
$5.11	-	$9.92	2,453,192	7.8	7.60	1,010,344	7.40
$9.93	-	$14.74	1,677,656	6.6	12.21	1,108,350	12.79
$14.75	-	$19.56	328,618	3.6	16.82	324,743	16.83
$19.57	-	$24.39	237,000	3.7	23.00	237,000	23.00
$24.40	-	$29.21	27,000	3.5	26.15	27,000	26.15
$29.22	-	$34.03	168,000	3.4	29.91	168,000	29.91
$34.04	-	$48.49	64,000	3.2	38.50	64,000	38.50
			5,299,266	6.3	$11.12	3,283,237	$12.60

As of July 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $9.1 million, which is expected to be recognized over the next 1.2 years on a weighted-average basis.

During the nine months ended July 31, 2007, we issued 8,391 shares of common stock with a value of $0.07 million to directors as compensation in lieu of cash. During the nine months ended July 31, 2006, we issued 6,965 shares of common stock with a value of $0.06 million to directors as compensation in lieu of cash. These 2006 shares were fully vested at the date of grant.

Employee Stock Purchase Plan

Our shareholders adopted the Employee Stock Purchase Plan (“ESPP”) on July 31, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of July 31, 2007, there were 308,270 shares of Common Stock reserved for issuance under the ESPP.

Activity in the ESPP for the nine months ended July 31, 2007 was as follows:

Number of Shares
Balance at October 31, 2006	355,587
Issued at $5.63	(22,750)
Issued at $5.61	(24,567)
Balance at July 31, 2007	308,270

The weighted-average grant date fair value of shares issued under the ESPP during the nine months ended July 31, 2007 was $1.94.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine months ended July 31, 2007
Expected life (in years)	0.5
Risk-free interest rate	5.06%
Volatility	46.7%
Dividend yield	—

Incentive Compensation

Stock may be issued to employees as part of FuelCell’s annual incentive bonus. During the nine months ended July 31, 2007, 133,419 shares of common stock with a value of $0.9 million were issued as incentive bonus (in lieu of cash). During the nine months ended July 31, 2006, we issued 75,585 shares of common stock with a value of $0.7 million as incentive bonus (in lieu of cash).

Note 7. Shareholders' Equity

Changes in shareholders’ equity were as follows for the nine months ended July 31, 2007:

Balance at October 31, 2006	$100,795
Sale of common stock	95,512
Increase in additional paid-in-capital for stock-based compensation	3,939
Increase in additional paid-in-capital for stock issued under employee benefit plans	3,010
Increase in additional paid-in-capital for issuance of warrants	10
Series B preferred dividends	(2,406)
Change in common stock, par	2
Net loss	(52,680)
Balance at July 31, 2007	$148,182

Sale of Common Stock

In April 2007, we completed a public offering of 9.4 million shares of our common stock for net proceeds of $65.4 million. In February 2007, POSCO Power purchased approximately 3.8 million shares of our common stock, which was restricted for six months, for $29.0 million. Additionally, we have sold 160,000 shares of our common stock on the open market during the nine months ended July 31, 2007 resulting in net proceeds of approximately $1.1 million.

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
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) for geographic areas:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Revenues:
United States	$9,429	$6,606	$21,591	$18,686
Canada	*	*	3,562	*
Korea	1,643	*	*	*
Germany	2,316	1,215	4,033	4,084

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total revenues during the three and nine months ended July 31, 2007 and 2006 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007		2006
U.S. Government (1)	42%	37%	31%		37%
Enbridge, Inc.	* %	* %	11%		*	%
MTU CFC Solutions, GmbH	17%	14%	13%		17%
Chevron Energy Solutions	11%	* %	*	%	*	%
POSCO Power	12%	* %	*	%	*	%
Alliance Power, Inc.	* %	18%	*	%	*	%
Logan Energy	* %	11%	*	%	11%

* Less than 10 percent of total revenues in period.

(1) - Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Weighted average basic common shares	67,939,527	53,116,670	59,967,137	50,341,771
Effect of dilutive securities(1)	—	—	—	—
Weighted average basic common shares adjusted for diluted calculations	67,939,527	53,116,670	59,967,137	50,341,771

(1)
We computed earnings per share without consideration to potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at July 31, 2007 and 2006 totaled 1.6 and 2.8 million, respectively. Future potentially dilutive stock options that were not in-the-money at July 31, 2007 and 2006 totaled 3.7 million for each period. We also have future potentially dilutive warrants issued, which vest and expire over time. As of July 31, 2007, 37,500 warrants were vested with an exercise price of $9.89 and we also had 867,500 unvested warrants.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and nine months ended July 31, 2007 and 2006
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Nine Months Ended July 31,
	2007	2006
Cash paid during the period for:
Interest	$72	$75

Supplemental disclosure of non-cash investing and financing activities:
Accrued Employee Stock Purchase Plan	$128	$140
Accrued Common Stock Issued for Bonus Incentive	$942	$718
Impact on investing activities resulting from the sale of a power plant to Sierra Nevada Brewing Co.(1)	$(3,943)	$—

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

Note 11. Commitments and Contingencies

Legal proceedings

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the U.S. District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleged that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells failed to perform as represented and warranted. Zoot sought rescission of the contract with PPL, totaling approximately $2.5 million. We reached a settlement agreement on this lawsuit resulting in payments by the Company during the third quarter of 2007, net of insurance, of $0.8 million in exchange for the power plants. There was no impact on the Company’s consolidated statement of operations as a result of this settlement.

Restricted cash and cash equivalents

Approximately $2.4 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts. Approximately $1.9 million of this collateral supports letters of credit, which have expiration dates on or before December 31, 2007.

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2007 and 2006. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

FuelCell Energy develops, manufactures and markets ultra-clean power plants that generate electricity 24/7 with up to twice the efficiency of conventional fossil fuel plants with virtually no air pollution and reduced greenhouse gas emissions. Our DFC power plants use a variety of fuels including renewable biogas and readily-available fuels such as natural gas and have generated more than 180 million kilowatt hours of power for commercial, industrial, municipal and utility customers. FuelCell Energy’s fuel cells are generating power at over 50 locations worldwide.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell®” or “DFC® Power Plants”), offer stationary applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell and hybrid products as well as planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Our proprietary carbonate DFC power plants electrochemically (meaning without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biomass fuels. Customers buy fuel cells to improve reliability, reduce costs and reduce emissions.

We believe our products offer significant advantages compared to other power generation technologies:

•	Reliable 24/7 baseload power,

•	High fuel efficiency,

•	Ultra-clean (e.g. virtually zero emissions) and quiet operation,

•	Lower cost to generate electricity,

•	The ability to site units locally, and

•	provide high temperature heat for cogeneration applications.

Our core products, the DFC300MA, DFC1500MA and DFC3000, are currently rated in capacity at 300 kW, 1.2 MW and 2.4 MW, respectively and are designed for applications up to 50 MW. Our products meet the baseload power requirements of a wide range of customers, including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels and manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Our DFC power plants can be part of a total onsite power generation solution for customers with our high efficiency products providing the baseload power with grid-delivered electricity and intermittent power, such as solar, or less efficient combustion-based equipment providing peaking and load following energy needs. Our fuel cells offer flexible siting and easy permitting. Our products are also ideal for meeting the needs of utilities and the Renewable Portfolio Standards (“RPS”) clean energy mandates now in 25 states and Washington D.C.

The market is beginning to recognize the advantages of stationary fuel cell power. Volatile fuel and energy prices, the ratification of the Kyoto Protocol by over 160 countries since 2005, and worldwide efforts to minimize greenhouse gases like CO2 and other harmful emissions with mandates for significant increases in clean electric power generation, are placing greater emphasis on ultra-clean, high efficiency distributed generation power. Electric generation without combustion significantly reduces harmful pollutants such as NOX, SOX and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide, a major contributor of harmful greenhouse gases, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced, thereby reducing exposure to volatile natural gas costs and minimizing operating costs. With increasing demand for renewable and ultra-clean power options, and increased volatility and uncertainty in electric markets, our customers gain control of power generation economics, reliability and emissions.

Our business strategy is to expand our leadership position in key markets, build multi-megawatt markets and continue to reduce the costs of our products. We believe that with the emergence of the RPS markets, the growth of the California and Asian markets and continuing product cost reduction, we are well positioned to move to profitability. We are currently ramping our annual production rate from 11 MW to 25 MW. At a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices, we can reach gross margin breakeven. Our net income break-even can be achieved at a sustained annual order and volume production of approximately 75-100 MW assuming a mix of sub-MW and MW sales. With the multi-MW order potential of Asia, Connecticut and California, our 2.4 MW DFC 3000 is expected to become gross margin profitable with volume. Thus, if product mix trends more toward MW and multi-MW orders, we believe that profitability can be achieved at annual volumes lower than 75 MW.

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

Recent Developments

Versa Investment

In June 2007, we invested $2.0 million in Versa Power Systems, Inc. (“Versa”) in the form of a convertible note. This investment would bring the Company’s ownership percentage in Versa to approximately 43% should this note be converted into common stock. In conjunction with this investment we also received warrants for the right to purchase an additional 2,286 shares of Versa common stock with an exercise price of $175 per share. Versa is a leading planar solid-oxide technology developer and is a subcontractor on the Company’s DOE large-scale project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system.

Increase in Production Rate

The Company is currently ramping its annual production rate from 11 MW to 25 MW and increasing physical plant capacity for MW class products in response to the current and anticipated demand from Asia and California. We expect to invest approximately $10 - 15 million over the next fifteen months to increase the physical plant capacity to approximately 60 MW of annual production volume.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of July 31, 2007, research and development sales backlog totaled $22.1 million, of which 47 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements (“PPAs”) and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. For contracts under which there are contractual contingencies (e.g. receipt of incentive funding), revenue is deferred until such contingencies are cleared. Revenues from service contracts are generally recognized ratably over the contract term. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract term. Revenues from electricity sales under power purchase agreements are recognized as power is produced. Revenues from incentive funding are recognized ratably over the term of the incentive funding agreement.

As our fuel cell products are in their initial stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. Once we have established that our fuel cell products have achieved commercial market acceptance and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately.

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

As of July 31, 2007 and October 31, 2006, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $15.9 million and $11.3 million, respectively, which equates to a reduction of approximately 36 and 43 percent, respectively, of the gross inventory and advanced payments to vendors value. The decline in this LCM percentage is due to a shift in inventory mix to MW-class products, which have a lower cost. As of July 31, 2007, our gross inventory and advances to vendors’ balances increased from the October 31, 2006 balances, which resulted in higher reserve balances. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

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

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties requires the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $1.2 million and $3.9 million was recognized in the consolidated statement of operations for the three and nine months ended July 31, 2007, respectively, compared to $1.1 million and $3.2 million for the three and nine months ended July 31, 2006, respectively. Refer to Note 6 of the consolidated financial statements for additional information.

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

Comparison of Three Months ended July 31, 2007 and July 31, 2006

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended July 31, 2007 and 2006 (dollar amounts in thousands), respectively:

	Three Months Ended July 31, 2007		Three Months Ended July 31, 2006		Percentage Increase /
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Revenues:
Product sales and revenues	$7,807	58%	$5,376	62%	45%
Research and development contracts	5,737	42%	3,307	38%	73%
Total	$13,544	100%	$8,683	100%	56%

	Three Months Ended July 31, 2007		Three Months Ended July 31, 2006		Percentage Increase /
	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	(Decrease) in Cost of Revenues
Cost of revenues:
Product sales and revenues	$14,903	76%	$15,240	85%	(2)%
Research and development contracts	4,718	24%	2,647	15%	78%
Total	$19,621	100%	$17,887	100%	10%

Total revenues for the three months ended July 31, 2007 increased by $4.9 million, or 56 percent, to $13.5 million from $8.7 million during the same period last year.

Product sales and revenues

Product sales and revenue increased $2.4 million to $7.8 million for the three months ended July 31, 2007, compared to $5.4 million for the same period in 2006. Revenue during the quarter included approximately $6.3 million of power plant and component sales, $0.5 million related to service agreements and approximately $1.0 million of revenue related to power purchase agreements. Higher product sales and revenues was due to an increase in component sales and power plant sales, including production of MW-class units for POSCO, an increase in service agreement revenue and higher revenues from power purchase agreements.

Cost of product sales and revenues decreased to $14.9 million for the three months ended July 31, 2007, compared to $15.2 million during the same period in 2006. The ratio of product cost to sales improved to 1.9-to-1 in the third quarter of 2007, compared to 2.8-to-1 in the third quarter of 2006. The decrease in the cost ratio is due to higher product and component revenue and lower product unit costs, more favorable results from power purchase and service agreements, and a decrease in the lower of cost or market on our inventory due to lower inventory build during the third quarter of 2007, compared to 2006, and the shift to lower cost MW and sub-MW production.

As of July 31, 2007, product sales backlog totaled approximately $49.6 million including approximately $12.5 million related to long-term service agreements. This compares to a product sales backlog of $20.0 million that included $6.5 million related to long-term service agreements as of July 31, 2006. The increase in product backlog is related to orders from South Korean and California customers.

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

Research and development contracts

Research and development revenue increased $2.4 million to $5.7 million for the three months ended July 31, 2007, compared to $3.3 million for the same period in 2006. Cost of research and development contracts increased to $4.7 million during the third quarter of 2007, compared to $2.6 million for 2006, and the cost ratio was essentially the same at 0.8-to-1 in both quarters. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid program, the Electrochemical Hydrogen Separation contract with the U.S. Army and the U.S. Navy contract for high temperature ship service fuel cell development.

As of July 31, 2007, research and development sales backlog totaled approximately $22.1 million of which Congress has authorized funding of $10.5 million, compared to $9.8 million ($7.2 million funded) as of July 31, 2006. The increase in research and development sales backlog is primarily related to a 10-year U.S. Department of Energy project to develop a solid oxide fuel cell-based, large scale hybrid system which we entered into in 2006.

Administrative and selling expenses

Administrative and selling expenses increased $0.4 million to $4.7 million during the three months ended July 31, 2007, compared to $4.3 million in the same period of the prior year. This increase is primarily due to higher bid and proposal and other marketing activities and higher stock-based compensation.

Research and development expenses

Research and development expenses increased to $7.0 million during the three months ended July 31, 2007, compared to $6.6 million recorded in the same period of the prior year. The increase in the quarter is due primarily to development costs for MW-class cost reduction, costs related to continuing technology development including increasing stack life and power output and higher stock-based compensation.

Loss from operations

Loss from operations for the three months ended July 31, 2007 totaling $17.7 million, compared to $20.1 million recorded in the comparable period last year. The decrease in the loss from operations is due primarily to improving margins on product sales, partially offset by higher administrative and selling and research and development expenses discussed above.

Loss from equity investments

Our equity investment in Versa totaled approximately $10.4 million and $11.5 million as of July 31, 2007 and October 31, 2006, respectively. Our ownership interest at July 31, 2007 was 39%. We account for Versa under the equity method. Our share of equity losses for the three months ended July 31, 2007 and 2006 were $0.4 million and $0.3 million, respectively.

During the three months ended July 31, 2007, the Company invested $2.0 million in Versa in the form of a convertible note. This investment would bring the Company’s ownership percentage in Versa to approximately 43% should this note be converted into common stock. In conjunction with this investment the Company also received warrants for the right to purchase an additional 2,286 shares of common stock. The fair value of the warrants was approximately $0.2 million as of July 31, 2007 and is included within Investment and loan to affiliate on the consolidated balance sheet. Changes in the fair value of the warrants will be included in the consolidated statement of operations each period.

Interest and other income, net

Interest and other income, net, was $3.2 million for the three months ended July 31, 2007, compared to $1.7 million for the same period in 2006. Interest and other income increased due to higher state research and development tax credits which totaled $1.2 million for the three months ended July 31, 2007, compared to $0.2 million for the three months ended July 31, 2006, respectively, as well as an increase in interest income on higher average invested balances. The Company records state research and development tax credits in the period in which the return is filed.

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

Comparison of Nine Months ended July 31, 2007 and July 31, 2006

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the nine months ended July 31, 2007 and 2006 (dollar amounts in thousands), respectively:

	Nine Months Ended July 31, 2007		Nine Months Ended July 31, 2006		Percentage Increase /
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Revenues:
Product sales and revenues	$21,567	68%	$14,863	62%	45%
Research and development contracts	10,194	32%	9,298	38%	10%
Total	$31,761	100%	$24,161	100%	31%

	Nine Months Ended July 31, 2007		Nine Months Ended July 31, 2006		Percentage Increase /
	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	(Decrease) in Cost of Revenues
Cost of revenues:
Product sales and revenues	$44,679	84%	$40,332	83%	11%
Research and development contracts	8,758	16%	8,283	17%	6%
Total	$53,437	100%	$48,615	100%	10%

Total revenues for the nine months ended July 31, 2007 increased by $7.6 million, or 31 percent, to $31.8 million from $24.2 million during the same period last year.

Product sales and revenues

Product sales and revenue increased $6.7 million to $21.6 million for the nine months ended July 31, 2007, compared to $14.9 million for the same period in 2006. Revenue during the nine months ended July 31, 2007 included approximately $15.9 million of power plant and component sales, $2.3 million related to service agreements and approximately $3.3 million of revenue related to power purchase agreements. Higher product sales and revenues were due to an increase in power plant sales, including production of MW-class units, an increase in service agreement revenue and higher revenues from power purchase agreements.

Cost of product sales and revenues increased to $44.7 million for the nine months ended July 31, 2007, compared to $40.3 million during the same period in 2006. The ratio of product cost to sales improved to 2.1-to-1 during the nine months ended July 31, 2007, compared to 2.7-to-1 during the same period a year ago. The cost ratio was favorably impacted in the period by the shift to MW production and lower cost sub-MW units, as well as a lower cost ratio on service agreements and power purchase agreements. The cost ratio was unfavorably impacted by an increase in inventory resulting in a higher lower of cost or market adjustment in the nine month period ended July 31, 2007, compared to the same period in 2006.

Research and development contracts

Research and development revenue increased $0.9 million to $10.2 million for the nine months ended July 31, 2007, compared to $9.3 million for the same period in 2006. Cost of research and development contracts increased to $8.8 million during the nine months ended July 31, 2007, compared to $8.3 million for 2006, and the cost ratio was essentially the same at 0.9-to-1 in both periods. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid program, the U.S. Navy contract for high temperature ship service fuel cell development and the Electrochemical Hydrogen Separation contract with the U.S. Army.

Administrative and selling expenses

Administrative and selling expenses increased $0.7 million to $13.9 million during the nine months ended July 31, 2007, compared to $13.2 million in the same period of the prior year. This increase is primarily due to higher bid and proposal and other marketing activities and higher stock-based compensation.

Research and development expenses

Research and development expenses increased to $20.5 million during the nine months ended July 31, 2007, compared to $17.9 million recorded in the same period of the prior year. The increase in the period is due to development costs for MW-class cost reduction efforts, costs related to our technology development to extend stack life and increase the power output of our power plants and higher stock-based compensation.

Loss from operations

Loss from operations for the nine months ended July 31, 2007 totaled $56.0 million, compared to $55.6 million recorded in the comparable period last year. The increase in the loss from operations is primarily due to higher research and development and administrative and selling expenses discussed above. This was almost entirely offset by a favorable change in product margin resulting from the shift to MW production and lower cost sub-MW units, as well as a lower cost ratio on service agreements and power purchase agreements.

Loss from equity investments

Our equity investment in Versa totaled approximately $10.4 million and $11.5 million as of July 31, 2007 and October 31, 2006, respectively. Our ownership interest at July 31, 2007 was 39% and we account for Versa under the equity method of accounting. Our share of equity losses for the nine months ended July 31, 2007 and 2006 were $1.0 million and $0.7 million, respectively.

During the nine months ended July 31, 2007, the Company invested $2.0 million in Versa in the form of a convertible note. This investment would bring the Company’s ownership percentage in Versa to approximately 43% should this note be converted into common stock. In conjunction with this investment the Company also received warrants for the right to purchase an additional 2,286 shares of common stock with an exercise price of $175 per share. The fair value of the warrants was approximately $0.2 million as of July 31, 2007 and is included within Investment and loan to affiliate on the consolidated balance sheet. Changes in the fair value of the warrants will be included in the consolidated statement of operations each period.

Interest and other income, net

Interest and other income, net, was $5.7 million for the nine months ended July 31, 2007, compared to $4.5 million for the same period in 2006. Interest and other income increased due to higher state research and development tax credits which totaled $1.2 million, compared to $0.2 million for the nine months ended July 31, 2007 and 2006, respectively. The Company records state research and development tax credits in the period in which the return is filed.

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $167.5 million of cash, cash equivalents and investments as of July 31, 2007, compared to $120.6 million as of October 31, 2006. During the nine months ended July 31, 2007, we sold shares of our common stock to POSCO for $29.0 million, completed a public offering with net proceeds of $65.4 million and sold shares on the open market for $1.1 million. Excluding these stock sales, cash and investments used during the nine months ended July 31, 2007 totaled $48.6 million and include dividend payments on our preferred stock of $2.8 million and $2.0 million in the form of a convertible note made to Versa, partially offset by proceeds of $2.2 million from the sale of a power plant being used to service a power purchase agreement (includes $0.4 million from the sale of a long-term service agreement on this power plant), receipt of incentive funds related to our power purchase agreements of $1.5 million and proceeds from common stock issued for benefit plans of $1.9 million.

Cash Inflows and Outflows

Cash and cash equivalents as of July 31, 2007 totaled $106.1 million, reflecting an increase of $79.9 million from the balance reported as of October 31, 2006. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the nine months ended July 31, 2007, we used $42.7 million in cash for operating activities, compared to operating cash usage of $37.4 million during the comparable period of 2006. Cash used in operating activities during the first nine months of fiscal 2007 consists of a net loss for the period of approximately $52.7 million, offset by non-cash adjustments totaling $12.7 million, including $3.9 million of share-based compensation and depreciation expense of $7.0 million.

In addition, cash used in working capital totaled approximately $2.8 million, including higher net inventories of approximately $5.8 million due to higher production levels and lower accounts payable and accrued liabilities of $2.0 million due to timing of production and vendor payments during the quarter. These amounts were partially offset by higher accounts receivable of $0.8 million due to the timing of production and shipping milestones and higher deferred revenue and customer deposits of $10.9 million.

Investing Activities: During the nine months ended July 31, 2007, net cash provided by investing activities totaled $28.0 million, compared with approximately $33.6 million in the comparable period of 2006. Capital expenditures totaled $3.5 million for 2007 and approximately $270.6 million of investments in U.S. Treasury Securities matured and new treasury purchases totaled $237.1 million during the first nine months of fiscal 2007. The Company also invested $2.0 million in the form of a convertible note made to Versa.

Financing Activities: During the nine months ended July 31, 2007, net cash provided by financing activities was approximately $94.6 million, compared to $0.6 million in 2006. The first nine months of fiscal 2007 included $95.5 million from the sale of common stock and $1.9 million from common stock issued for benefit plans. This was partially offset by $2.8 million for the payment of dividends on preferred stock.

Sources and Uses of Cash and Investments

We continue to invest in new product development and market development and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from customer contracts, including cash from government research and development contracts, product sales, power purchase agreements, incentive funding and interest earned on investments. Our future cash requirements depend on numerous factors including future involvement in research and development contracts, implementing our cost reduction efforts and increasing annual order volume.

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

Implementing cost reduction efforts on our fuel cell products

Cost reduction is critical to attaining profitability in future periods and is essential for us to penetrate the market for our fuel cell products. Cost reductions will reduce and/or eliminate the need for incentive funding programs and allow our product pricing to better compete with grid-delivered power and other distributed generation products. Our multi-disciplined cost reduction program focuses on value engineering, manufacturing process improvements, and technology improvements to increase power plant output and stack life.

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost approximately $10,000/kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, we have made significant progress primarily through value engineering our products and increasing the power output by 20%. We entered fiscal 2007 with a current manufactured cost of approximately $3,250 /kW for our multi-MW power plant, $4,300/kW for our MW plant and $4,800/kW for the sub-MW product. Our cost out program has resulted in lower cost-to-revenue ratios with a third quarter 2007 product cost-to-revenue ratio of 1.91, compared with 2.83 in the same period a year ago. To date, the primary drivers have been value engineering and technology development.

With the multi-MW order potential of Asia, Connecticut and California, our 2.4 MW DFC 3000 product is expected to become gross margin profitable with volume. This will come through supply chain efficiencies, purchasing power and process improvements. To drive costs lower, our 2007 cost out program is focused on global sourcing, technology development, continued value engineering and manufacturing efficiencies.

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

As of July 31, 2007, we had 13.4 MW in backlog. We see near term opportunities for increased order volume in our key markets, including California, Connecticut and Asia. California is a leading market for our ultra-clean products with approximately 40% of our installed capacity at July 31, 2007. In Connecticut, our fuel cells are incorporated into 68 MW of large-scale multi-MW projects that have been recommended by the Connecticut Clean Energy Fund for development under Connecticut’s RPS Program, Project 100. These projects are currently being evaluated by the Department of Utility Control, which is expected to announce its decision in December. In Asia, the South Korean government has initiated a subsidy program with initial subsidies ranging from $0.23 to 0.28/kilowatt hour (kWh). This program was put in place to encourage utilities to buy highly efficient, ultra-clean, low-emission, fuel cell-produced electricity, thus helping the country to meet its carbon dioxide (CO2) reduction and clean air goals. In February, we signed a 10-year manufacturing and distribution agreement with POSCO Power. We expect that this partnership will allow us to capture significant opportunities in the South Korean market.

Combined with historical cost out achievements and successful completion of our new targets, we believe we can reach gross margin breakeven on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that the Company net income breakeven can be achieved at a sustained annual order and volume production of approximately 75 to 100 MW assuming a favorable mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, we believe that the gross margin and net income breakeven volumes can be lower.

The Company is currently ramping its annual production rate from 11 MW to 25 MW and increasing physical plant capacity for MW class products in response to the current and anticipated demand from Asia and California,. We expect to invest approximately $10 - 15 million over the next fifteen months to increase the physical plant capacity to approximately 60 MW of annual production volume.

We anticipate that our existing capital resources, together with anticipated revenues will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of July 31, 2007 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligation:
Lease commitments (1)	$2,729	$934	$1,581	$214	$—
Term loans (principal and interest)	951	932	19	—	—
Purchase commitments(2)	37,273	34,393	2,880	—	—
Series I Preferred dividends payable (3)	19,392	379	9,543	1,894	7,576
Series B Preferred dividends payable (4)	8,060	3,206	4,854	—	—
Totals	$68,405	$39,844	$18,877	$2,108	$7,576

(1)	Future minimum lease payments on operating and capital leases.

(2)	Purchase commitments with suppliers for materials, supplies, and services incurred in the normal course of business.

(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Cumulative unpaid dividends and interest at July 31, 2007 were approximately $5.7 million. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

Approximately $2.4 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts in which we participate. Approximately $1.9 million of this collateral supports letters of credit, which have expiration dates on or before December 31, 2007.

Research and development cost-share contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of July 31, 2007, our research and development sales backlog totaled $22.1 million. As this backlog is funded in future periods, we will incur additional research and development cost-share totaling approximately $14.6 million for which we would not be reimbursed by the government.

Product sales contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of July 31, 2007, we had product sales backlog of approximately $37.1 million. We do not expect sales from this backlog to be profitable.

Long-term service agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we will provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products’ early stage of development could be materially different from actual expenses. As of July 31, 2007, we had a service agreement sales backlog of approximately $12.5 million.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of five to ten years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPAs as power is produced. As owner of the power plants in these PPA entities, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We believe that the assets, including fuel cell power plants in these PPA entities, are carried at the lower of cost or fair value on the consolidated balance sheets based on our estimates of future revenues and expenses. Should actual results differ from our estimates, our results of operations could be negatively impacted. We are not required to produce minimum amounts of power under our PPA agreements and we have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.

We have qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure to meet certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of July 31, 2007 we had deferred revenue totaling $6.7 million on the consolidated balance sheet related to incentive funding received on PPAs.

In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to Sierra Nevada Brewing Co. As of July 31, 2007, we were operating 3 MW of power plants under power purchase agreements ranging from 5 to 10 years.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio includes short-term United States treasury instruments with maturities through May 15, 2008. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2007, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $1.1 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of July 31, 2007, approximately $0.4 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar.

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

Derivative Fair Value Exposure

We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our consolidated balance sheet as of July 31, 2007 was $0.3 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the consolidated statement of operations. For example, a 25% increase from the closing price of our common stock at July 31, 2007 would result in an increase in the fair value of these derivatives and a charge to the consolidated statement of operations of approximately $0.1 million, assuming all other assumptions remain the same.

During the three months ended July 31, 2007, the Company invested $2.0 million in Versa in the form of a convertible note. In conjunction with this investment the Company also received warrants for the right to purchase an additional 2,286 shares of common stock with an exercise price of $175 per share. The fair value of the warrants was approximately $0.2 million as of July 31, 2007 and is included within Investment and loan to affiliate on the consolidated balance sheet. The fair value of these warrants was based on the Black-Scholes valuation model using Versa’s stock price on the grant date, which equaled the Company’s exercise price of $175 per share, and certain assumptions including the expected future volatility of Versa’s stock price and risk-free interest rate. Changes in any of these valuation inputs will result in fluctuations in the warrant value and will impact the consolidated statement of operations. For example, a 15% increase in the expected future volatility of Versa’s stock price would result in an increase in the fair value of these derivatives and a charge to the consolidated statement of operations of approximately $0.02 million, assuming all other assumptions remain the same.

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

FUELCELL ENERGY, INC. (Registrant)
September 10, 2007	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002