Form 10-K
period 2007-10-31
FUELCELL ENERGY INC
filed 2008-01-14
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2007

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
Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

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

Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant known to us as of April 30, 2007 was approximately $478.1 million, which is based on the closing price of $7.04 on April 30, 2007.

On January 10, 2008 there were 68,398,582 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE Certain information contained in the registrant’s definitive proxy statement relating to its forthcoming 2008 Annual Meeting of Shareholders to be filed not later than 120 days after the end of registrant’s fiscal year ended October 31, 2007 is incorporated by reference in Part III of this Annual Report on Form 10-K.

FUELCELL ENERGY, INC.

Forward-looking Statement Disclaimer

When used in this Report, the words “expects”, “anticipates”, “estimates”, “should”, “will”, “could”, “would”, “may”, and similar expressions are intended to identify forward-looking statements. Such statements relate to the development and commercialization of our fuel cell technology and products, future funding under government research and development contracts, the expected cost competitiveness of our technology, and our ability to achieve our sales plans and cost reduction targets. These and other forward looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in the utility regulatory environment, potential volatility of energy prices, government appropriations, the ability of the government to terminate its development contracts at any time, rapid technological change, and competition, as well as other risks contained under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results” of this Report. We cannot assure you that we will be able to meet any of our development or commercialization schedules, that the government will appropriate the funds anticipated by us under our government contracts, that the government will not exercise its right to terminate any or all of our government contracts, that any of our products or technology, once developed, will be commercially successful, or that we will be able to achieve any other result anticipated in any other forward-looking statement contained herein. The forward-looking statements contained herein speak only as of the date of this Report. Except for ongoing obligations to disclose material information under the federal securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

As used in this Report, all degrees refer to Fahrenheit (“F”) and kilowatt and megawatt numbers designate nominal or rated capacity of the referenced power plant. As used in this Annual Report, “efficiency” or “electrical efficiency” means the ratio of the electrical energy (“AC”) generated in the conversion of a fuel to the total energy contained in the fuel. Lower heating value, the standard for power plant generation assumes the water in the product is in vapor form; as opposed to higher heating value, which assumes the water in the product is in the liquid form, net of parasitic load; “overall energy efficiency” refers to efficiency based on the electrical output plus useful heat output of the power plant; “kilowatt” (“kW”) means 1,000 watts; “megawatt” (“MW”) means 1,000,000 watts; “kilowatt hour” (“kWh”) is equal to 1kW of power supplied to or taken from an electric circuit steadily for one hour, and “Btu” is equal to one million British Thermal Unit (the amount of heat necessary to raise one pound of pure water from 59oF to 60oF at a specified constant pressure).

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

Availability - An industry standard (IEEE (The Institute of Electrical and Electronics Engineers) 762, “Definitions for Use in Reporting Electric Generating Unit Reliability, Availability and Productivity”) used to compute total operating period hours less the amount of time a power plant is not producing electricity due to planned or unplanned maintenance. “Availability percentage” is calculated as total operating hours since commercial acceptance date (mutually agreed upon time period when our DFC power plants have operated at a specific output level for a specified period of time) less hours not producing electricity due to planned and unplanned maintenance divided by total period hours. Grid disturbances, force majeure events and site specific issues such as a lack of available fuel supply or customer infrastructure repair do not penalize the calculation of availability according to this standard.

Balance of Plant (“BOP”) - Balance of plant consists of the remaining systems, components, and structures that comprise a complete power plant or energy system that are not included in the fuel cell stack module. The Company manufactures the fuel cell stack module and procures the balance of plant (items such as fuel handling, processing equipment and electrical interface equipment such as inverters to convert the fuel cell stack module’s DC electricity output to AC) from third parties.

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

Item 1. BUSINESS

OVERVIEW

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government and utility customers. To date our products have generated over 200 million kWh of electricity and are operating at over 40 locations around the world.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell® or DFC® Power Plants”) offer stationary power generation applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell, hybrid products and planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Our proprietary carbonate DFC power plants electrochemically (without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biogas fuels. Customers buy fuel cells to reduce cost, pollution and improve reliability. Electric generation without combustion significantly reduces harmful pollutants such as NOX and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide (“CO2”), a major component of harmful greenhouse gases, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced, thereby reducing exposure to volatile natural gas costs and minimizing operating costs. Our fuel cells operate 24/7 providing reliable power to either on-site customers or in grid-support applications.

We believe that compared to other power generation technologies, our products offer significant advantages including:

•	Ultra-clean (e.g. virtually zero emissions), quiet operation

•	High fuel efficiency

•	Reliable, 24/7 baseload power

•	Ability to site units locally

•	Potentially lower cost power generation

•	Byproduct high-temperature heat ideal for cogeneration (combined heat and power) applications.

Typical customers for our products include manufacturers, mission critical institutions such as correction facilities and government installations, hotels, and customers who can use renewable gas for fuel such as breweries, food processors and wastewater treatment facilities. With increasing demand for renewable and ultra-clean power options, and increased volatility and uncertainty in electric markets, our customers gain control of power generation economics, reliability and emissions. Our fuel cells also offer flexible siting and easy permitting.

DFC power plants are protected by 52 U.S. and 92 international patents and we have also submitted 37 U.S. and 149 international patent applications.

2007 Update

We made significant progress executing our business plan to reduce costs and to increase market share in our target markets. Our target markets are those that can provide repeatable business and those where we can sell multi-MW products such as California, Connecticut and Asia.

In fiscal 2007, customers ordered 14.8 MW compared to 5.05 MW in the prior year. 12.1 MW of our orders were for multi-unit or MW-sized products. We ended the fiscal year with 15.55 MW in backlog. Subsequent to yearend we closed an additional 9.45 MW of orders to end calendar year 2007 with 25 MW in backlog.

Our South Korean partner, POSCO Power, ordered 12.6 MW of our DFC power plants during the calendar year, of which 12.0 MW are MW-class power plants including three DFC3000 2.4 MW power plants. In early 2007, we signed a 10-year manufacturing and distribution agreement with POSCO Power. Under the agreement, POSCO Power is building a 50 MW BOP manufacturing facility, expected to be operational in late 2008. When its facility is completed, POSCO Power intends to order fuel cell stack modules from us to be integrated with the BOP manufactured in Korea.

We continue to demonstrate strong market leadership in California with 8.35 MW of DFC power plant orders in calendar year 2007. By comparison, we received 3.1 MW of orders from California customers in calendar 2006. Order totals included a 3.9 MW order from the The Linde Group. Linde’s model is to transport biogas produced at a wastewater treatment plant to customer sites to operate the fuel cells. Wastewater treatment customers continue to be among our best customers having ordered 7 MW during calendar 2007.

Connecticut’s Project 100 moved through the regulatory process throughout 2007 and in January 2008, 16.2 MW of projects that include our fuel cells are pending approval by the Department of Public Utility Control. The final decision is expected January 23, 2008, after which the project developers can finalize power purchase agreements with utilities and complete their financing arrangements. In addition to the Project 100 developments, Pepperidge Farm Inc. ordered, a 1.2 MW DFC1500 to add to its existing DFC300 for its bakery operations in Bloomfield, Connecticut.

We continue to engineer cost reductions to our products, institute production process improvements to increase the efficiency of our manufacturing and commissioning operations, and implement a global sourcing program. We achieved cost reductions of 14 percent and 24 percent for the DFC300 and DFC1500, respectively, through value engineering and manufacturing operations in 2007. In 2008, we expect to produce our 2.4 MW DFC3000 for approximately $3,250 per kW, our 1.2 MW DFC1500 for approximately $3,400 per kW and our 300kW DFC300 for approximately $4,200 per kW.

Markets

The market for ultra-clean power generation is increasing as evidenced by the recent growth of wind and solar applications. Driving this growth are concerns about the limited supply and rising cost of fossil fuels and environmental concerns. According to the International Energy Agency (IEA), fossil fuels such as coal, oil and natural gas generated approximately 66 percent of the world’s electricity in 2003. The Energy Information Administration (EIA) reported that renewable sources including hydroelectric, biomass, geothermal, wind and solar accounted for approximately 8.8 percent of electricity generated in the U.S. With the primary source of electric generation still driven by fossil fuels, markets need new power generation products that are more efficient, environmentally superior, cost effective and operate with 24/7 reliability such as DFC fuel cells.

On-Site Power. Stationary fuel cell power plants can be an economical alternative to utility-provided power and other distributed generation products. Customers can often produce power with our products for less than the local utility price or other competing distributed generation products. Wastewater treatment facilities and brewery companies, for instance, can use a byproduct of their own processes, methane, to operate their fuel cells. This allows them to eliminate gas flaring or combusting the gas in conventional power generation equipment, both of which add to pollution. Customers gain the added benefits of quiet operation, improved reliability, reduced carbon dioxide output and lower emissions.

As we reduce our product costs, we are able to price our products competitively in the markets in which we compete. In California, for instance, factoring in the value of the heat used for cogeneration, government incentives, and possible offsets due to emissions credits, the net cost to the end user of our products is approximately $0.10 to $0.12/kWh, depending on location and application. We believe this is competitive with grid-delivered electricity and other distributed generation products in our target markets. Tougher emission standards increase the cost of competing distributed generation products and as our costs continue to come down, we will be increasingly more competitive in more markets.

Utility or RPS. States seeking to secure cleaner energy sources are setting standards that require utilities to provide a certain amount of their electricity from renewable sources such as solar, wind, biomass-fueled technologies and fuel cells. There are currently 25 states and the District of Columbia that have instituted RPS mandates. These markets represent a potential for an estimated 25,000 MW. DFC fuel cells offer utilities and end-use customers in RPS states economical, 24/7, reliable ultra-clean power that can be sited in grid-constrained areas, avoiding substantial transmission and distribution equipment upgrades.

Fuel cells using biogas fuels qualify as renewable power generation technology in all of the RPS states, with several states specifying that fuel cells operating on natural gas are eligible for these initiatives. As more renewables such as wind and solar are incorporated into the electric grid infrastructure, our fuel cells operating on natural and biogas can balance the intermittent nature of wind and solar with highly efficient, 24/7 electric power.

Business Strategy

Our business strategy is to expand our leadership position in key markets, build multi-megawatt markets and continue to reduce the costs of our products. A product mix weighted more heavily with MW-class products is our fastest path to achieve profitability. In 2008, our focus will be as follows:

Build on our leadership position in vertical and geographic markets -

•
California - We are the fuel cell market leader in California where high electricity costs and stringent environmental regulations make our products a compelling value proposition for customers. California extended its Self-Generation Incentive Program (SGIP) to 2012. The SGIP provides annual incentives, at least $80 million in 2008, for which our fuel cell products are eligible.

•
Asia -- Asia continues to be among our best markets due to high electricity costs, environmental regulations and incentives for fuel cells. In 2006, South Korea enacted substantial subsidies to promote renewable energy technologies as part of a national carbon dioxide reduction effort. Fuel cells are eligible for up to 28 cents per kWh and 50 MW of generation will qualify for these funds. Because the electricity generated must first be exported to the grid, the incentives are expected to drive the installation of MW-class power plants. To date, POSCO Power has ordered 12.6 MW of our power plants, of which 12.0 MW were MW-class.

•
Europe - The European Union and member countries have various initiatives underway to promote clean energy. New and expanding incentives in the United Kingdom, Germany, Spain and elsewhere could result in more sales and we are positioned to capitalize on this growth with our European distribution partner, CFC Solutions GmbH.

Build Multi-Megawatt Markets -

RPS programs mandate a certain percentage of electricity be generated from renewable and ultra-clean resources. Our multi-MW products in installations from 2 to 50 MW and our pipeline applications are well suited to address these markets. Several near term opportunities that we are addressing are:

•
Connecticut - FuelCell Energy and its partners submitted multi-MW bids to the Connecticut Clean Energy Fund (CCEF) in December 2006 and the CCEF recommended six projects to go to the utilities for review. After conducting their analysis, the utilities forwarded all of the projects to the utility regulator, Connecticut’s Department of Public Utility Control (DPUC) for the final review which was completed in January 2008. The DPUC preliminarily selected projects totaling 16.2 MW using six DFC3000 power plants. A final decision is expected on January 23, 2008 which will allow project developers to negotiate power purchase agreements with the utilities and then finalize their financing.

•
Natural Gas Pipeline Applications - FuelCell Energy sold a 1.2 MW fuel cell power plant to Enbridge, Inc. for inclusion in a Direct FuelCell-Energy Recovery Generation™ (DFC-ERG™) system in Toronto, Canada, that combines our fuel cells with a turbine to achieve up to 65 percent efficiency in power generation. The system generates ultra-clean electricity while recovering energy normally lost during natural gas pipeline operations. A second DFC-ERG system is part of the 16.2 MW of projects pending approval by the DPUC in Connecticut. If approved, this system will generate 9 MW (7.2 MW from our fuel cells and 1.8 MW from a turbine) of ultra-clean energy in Milford, Connecticut and will be the largest fuel cell installation anywhere in the world upon completion.

•
South Korea - Our manufacturing and distribution partner, POSCO Power, ordered 7.8 MW of our power plants in fiscal 2007, and another 4.8 MW after the close of the fiscal year in November 2007. South Korea’s RPS requires the installation of ultra-clean power systems that export power to the electric grid thus encouraging the installation of multi-MW power plants. We expect POSCO Power to continue to aggressively seed its market with our DFC products to prepare for a more extensive market penetration after its new BOP plant opens in late 2008.

Product Cost Reduction -

•
FuelCell Energy will continue its cost out initiatives in order to deliver competitively priced and environmentally friendly distributed generation products to the market. Our cost reduction efforts are now in their fifth year and we have reduced product costs by over 60 percent since the program began. As a result, our largest product, the 2.4 MW DFC3000, has a product cost of $3,250 per kW, which is close to market clearing prices in our target markets and both of our MW-class products could benefit from volume production that would reduce the cost another 10 to 20 percent without further design changes.

•	We achieved cost reductions of 14 percent and 24 percent for the DFC300 and DFC1500, respectively, through value engineering and improvement to manufacturing operations in 2007.

•
In 2008, we are targeting cost reductions of 20 percent for the MW-class DFC1500 and DFC3000 through additional power output increases (uprate), strategic sourcing and continued manufacturing improvements.

•	We are also working to increase stack life which is expected to result in lower operating and maintenance costs across the entire product line.

At a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices, we believe we can reach gross margin breakeven. We believe that net income breakeven can be achieved at a sustained annual order and volume production of approximately 75-100 MW. Since the cost of our 2.4 MW product is close to market clearing prices in our target markets, profitability could be achieved on lower production volumes if product mix trends more toward MW and multi-MW orders.

PRODUCTS

Direct FuelCell® (DFC®) Power Plants

Our core products, the DFC300, DFC1500 and DFC3000, are currently rated in capacity at 300 kW, 1.2 MW and 2.4 MW, respectively and are designed for applications up to 50 MW. Our products are designed to meet the baseload power requirements of a wide range of customers including wastewater treatment plants (municipal, such as sewage treatment facilities, and industrial, such as breweries and food processors), hotels, manufacturing facilities, universities, hospitals, telecommunications/data centers, government facilities, as well as grid support applications for utility customers.  Our DFC power plants can be part of a total on-site power generation solution for customers, with our high efficiency products providing the baseload power with grid-delivered electricity, and intermittent power, such as solar, or less efficient combustion-based equipment, providing peaking and load following energy needs. Our products are also ideal to meet the needs of utilities and RPS mandates.

A fuel cell chemically converts a hydrocarbon fuel into electricity without combustion. The primary byproducts of the fuel cell process are heat, water and carbon dioxide. A fuel cell power plant can be thought of as having two basic segments: the fuel cell stack module, the part that actually produces the electricity, and the balance of plant (BOP), which includes various fuel handling and processing equipment, such as pipes and blowers, and electrical interface equipment such as inverters to convert the fuel cell stack module’s DC electricity output to AC. There are virtually no SOX, NOX or particulate matter emissions.

Conventional fossil fuel based power plants generate electricity by combustion of hydrocarbon fuels, such as coal, oil or natural gas.  With reciprocating engines, fuel combustion takes place within the engine that drives a generator that produces electricity.  In a gas turbine combined cycle plant, fuels, such as natural gas, are burned in the gas turbine, which drives a generator. The exhaust heat from the gas turbine is used to boil water, which converts to high-pressure steam, which is used to rotate a steam turbine generating additional electricity. The combustion process typically creates emissions of SOX and NOX, CO2, carbon monoxide, soot and other air pollutants.

The following table shows industry estimates of the electrical efficiency, operating temperature, expected capacity range and certain other operating characteristics of the principal types of fuel cells being developed for commercial applications:

Fuel Cell Type	Electrolyte	Electrical Efficiency Percentage	Operating Temperature [o]F	Expected Capacity Range	ByProduct Heat Use
PEM	Polymer Membrane	30-35	180	5 kW to 250 kW	Warm Water

Phosphoric Acid	Phosphoric Acid	35-40	400	50 kW to 200 kW	Hot Water

Carbonate (Direct FuelCell®)	Potassium/Lithium Carbonate	45-57	1,200	300 kW to 2.4 MW and larger	Hot water or High Pressure Steam

Solid Oxide (Tubular)	Stabilized Zirconium dioxide Ceramic	45-50	1,800	100 kW to 3 MW	Hot water or High Pressure Steam

Solid Oxide (Planar)	Stabilized Zirconium dioxide Ceramic	40-60	1,200-1,600	3 kW to 1 MW and larger	Hot water or High Pressure Steam

Our carbonate fuel cell, known as the Direct FuelCell, operates at approximately 1200°F. This temperature avoids the use of precious metal electrodes required by lower temperature fuel cells, such as proton exchange membrane (“PEM”) and phosphoric acid, and the more expensive metals and ceramic materials required by higher temperature fuel cells, such as tubular solid oxide. As a result, we are able to use less expensive catalysts and readily available metals in our designs.  In addition, our fuel cell produces high quality by-product heat energy (700°F) that can be harnessed for combined heat and power (“CHP”) applications using hot water, steam or chiller water to heat or cool buildings.

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

Our fuel cells have been operated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane.  Our commercial DFC power plants currently can achieve an electrical efficiency of 47 percent.  Depending on location, application and load size, a co-generation configuration can reach an overall energy efficiency of between 65 percent and 85 percent.

MARKETS AND APPLICATIONS

We have established a leading position in the sale of fuel cell power plants and strengthened our position by continuing to improve our product performance and availability, reducing costs for our MW and sub-MW products, and expanding repeatable markets for our DFC products. Our cumulative fleet availability continues to exceed 90 percent and our newer units are achieving greater than 95 percent availability at customer sites.

Distributed Generation Markets

We compete in the distributed generation marketplace. We believe distributed generation can be a more cost-effective solution than traditional grid-delivered electricity because of the following features:

•
Provides better economics.  Distributed generation avoids transmission and distribution system investment; reduces line losses; can use the heat byproduct from on-site power generation; and offers the ability to control energy costs through fuel flexibility and efficiency.

•	Increases reliability by locating power closer to the end user. On-site power generation bypasses the congested transmission and distribution system, increasing electrical reliability.

•
Eases congestion in the transmission and distribution system.  Each kW of on-site power generation removes the need for the same amount from the centralized transmission and distribution system, thereby easing congestion that can cause power outages and hastening the grid recovery after electrical infrastructure problems have been resolved.

•
Reduces the need for transmission and distribution line investments and provides greater capacity utilization in less time.  On-site, distributed generation can be added in increments that more closely match expected demand in a shorter time frame (weeks to months) compared with traditional central power generating plants and transmission and distribution systems (often 36 months or longer) which require more extensive siting and right of way approvals. Siting distributed generation can defer or avoid massive transmission and distribution investment such as unpopular above ground high voltage lines or very expensive underground high voltage lines.

•
Enhances security.  By locating smaller, incremental power plants in dispersed locations closer to energy consumers, distributed generation can reduce dependence on a vulnerable centralized electrical infrastructure.

Our fuel cell products are competitive in this marketplace because of superior product attributes including higher operational efficiency, lower emissions and the ability to utilize multiple fuels.

Applications

Target applications include those where customers can use renewable fuels such as wastewater treatment facilities, breweries and food processors. Other on-site applications include those facilities which require reliable 24/7 baseload power and ultra-clean distributed generation including manufacturers, mission critical institutions such as correction facilities and government installations, hotels and hospitals.

As a result of the high efficiency and flexible siting of our power plants, another application well suited for our fuel cells is grid support where utilities can provide baseload power in grid-constrained areas to avoid substantial transmission and distribution equipment upgrades. In this application, distributed generation can be a superior choice to new central generation.

Strategic Alliances and Market Development Agreements

Our original equipment manufacturer (“OEM”) and energy service company (“ESCO”) partners have extensive experience in designing, manufacturing, distributing selling and servicing energy products worldwide.  We believe our strength in the development of fuel cell products coupled with their understanding of sophisticated commercial and industrial customers, products and services will enhance the sales, service and product development of our products.

POSCO Power. In November 2004, we and Marubeni Corp. signed an agreement with POSCO Power to distribute and package DFC power plants in South Korea. POSCO Power has extensive experience in power plant project development, building over 2,400 megawatts of power plants, equivalent to 3.7 percent of South Korea’s national capacity, for its various facilities. POSCO Power is a subsidiary of POSCO, a world leader in the materials industry and is one of world’s largest producers of steel.

In February, 2007, we signed a 10-year manufacturing and distribution agreement with POSCO. Under the agreement, we will supply POSCO Power with fuel cells until it builds its own 50 MW BOP facility, expected by the end of 2008. After the facility is running, we expect POSCO to procure from us fuel cell stack modules which will be incorporated into power plants that they will sell, install and service.

Since the signing of the agreement, POSCO Power has ordered 12.6 MW of DFC power plants through December 31, 2007, of which 12.0 MW are MW-class power plants. In addition, POSCO has formed a partnership with KEPCO, South Korea’s largest power provider through which it expects to develop the fuel cell market throughout the country.

Enbridge Inc. Enbridge, a leader in energy transportation and distribution in North America and internationally, expanded our market development agreement to include current DFC product distribution in the U.S. as well as Canada, and to include the new DFC-ERG™ product that they co-developed with us in North America. The first 1.2 MW unit is scheduled to ship to Enbridge’s headquarters in Toronto and the second unit, that includes 7.2 MW of our fuel cells, is included as one of the Connecticut Project 100 projects pending approval.

In 2005, we issued warrants to Enbridge to purchase up to 1,000,000 shares of our common stock in conjunction with an amended distribution agreement. As of October 31, 2007, 212,500 warrants expired unvested and the remaining available unvested warrants totaled 750,000 with exercise prices ranging from $10.88 to $11.87 per share and expiration dates ranging from October 31, 2008 to October 31, 2011.

Marubeni Corporation.  We have installed 4.75 MW and currently have in backlog from Marubeni an additional 1.5 MW of sales orders. Four DFC300 units, totaling 1 MW in output, were installed at Sharp Ltd.’s “super-green” factory in Kameyama Prefecture, where Sharp manufactures LCD screens for its flat-panel television displays. The 1 MW fuel cell installation provides baseload power to the facility, while 5 MW of Sharp’s own photovoltaic modules provide peaking power. Marubeni invested $10 million in our company in 2001 through the purchase of approximately 268,000 shares of our common stock.

CFC Solutions GmbH. CFC Solutions, a Tognum Group Company headquartered in Ottobrunn, Germany, was a co-developer of our DFC technology. Our first sub-MW power plant was a collaborative effort using our DFC technology and the Hot Module® BOP designed by MTU Friedrichschafen GmbH now known as CFC Solutions. As an OEM developer of stationary fuel cell power plants, CFC Solutions assembles and stacks the DFC components that we sell to them and then adds their mechanical and electrical BOP for ultimate sale to their customers.  Nine units are operating in Europe. CFC Solutions’ parent company, The Tognum Group, owns approximately 2.7 million shares of our common stock and is represented on our Board of Directors.

Caterpillar, Inc.  DFC units have been shipped to several commercial Caterpillar customers including: a municipal wastewater treatment application for the Sanitation Districts of Los Angeles County in Palmdale, California; and the State University of New York College of Environmental Science and Forestry.

Energy Service Company Distribution Partners. We also partner with energy service companies that have expertise in the markets in which we are competing. These partners include: Alliance Power, Inc., Chevron Energy Solutions, The Linde Group, LOGANEnergy Corp and PPL Energy Plus. Alliance Power is based in Colorado and specializes in small power generation equipment. Alliance has completed 9.6 MW of projects incorporating our products, including many of our wastewater treatment projects and 3.0 MW of power plants in California operating under power purchase agreements. The Linde Group, a world leading gases and engineering company, ordered 3.9 MW of our fuel cells which it will locate at customer sites in California and will transport biogas from Point Loma, California for use in our fuel cells.

COMPETITION

We compete on the basis of our products’ reliability, fuel efficiency, environmental considerations and cost.  We believe that our DFC carbonate fuel cell offers competitive and environmental advantages over other fuel cell designs and other combustion-based technologies for stationary baseload power generation.

Our DFC power plants specifically provide the following attributes that provide an advantage over other distributed technologies of similar size:

•
Higher operational efficiency.  Our DFC power plants currently achieve electrical efficiencies of up 47 percent and an overall energy efficiency of 65 to 85 percent for CHP applications. This is significantly greater than the fuel efficiency of competing fuel cell and combustion-based technologies of similar size and results in a lower cost per kWh over the life of the power plant.

•
Lower emissions.  Our DFC power plant installations have lower emissions of carbon dioxide, and significantly lower emissions of other harmful pollutants, such as SOX, NOX and particulate matter, than conventional combustion-based power plants. They have been designated ultra-clean by the California Air Resources Board (“CARB”), and our DFC products are certified to CARB 2007 emissions standards.

Emissions of fuel cell power plants versus traditional combustion-based power plants are as follows:

	Emissions (Lbs. Per MWh)
	NOX	SO2	PM10	CO2	CO2 with CHP
Average U.S. Fossil Fuel Plant	5.06	11.6	0.27	2,031	NA
Microturbine (60 kW)	0.44	.008	0.09	1,596	520 - 680
Small Gas Turbine	1.15	.008	0.08	1,494	520 - 680
Direct Fuel Cell	0.01	0.0001	0.00002	980	520 - 680

Source: “Model Regulations for the Output of Specified Air Emissions from Smaller Scale Electric Generation Resources Model Rule and Supporting Documentation”, October 15, 2002; The Regulatory Assistance Project report to National Renewable Energy Laboratory. PM10 = particulate matter.

•
Utilize multiple fuels.  Our DFC power plants can use many fuel sources, such as natural gas, bio-gas from wastewater treatment facilities, food processors and breweries and coal gas (escaping gas from active and abandoned coal mines as well as synthesis gas processed from coal), thereby enhancing independence from imported oil and allowing customers to have fuel flexibility. Our DFC power plants can provide customers with an option to choose the least expensive alternative.

•
Provide end users with greater control of their energy costs. Due to the high efficiency of our DFC power plants, end users may select to have their firm, 24/7 baseload power needs provided by our ultra-clean products. The cost of utility-provided power continues to rise and is subject to large, unpredictable increases. Generating on-site power with known generating costs resulting from the operation of a DFC power plant gives customers a predictable component of their operations that can be budgeted and controlled.

Several companies in the U.S. are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells. Emerging fuel cell technologies (and companies developing them) include PEM fuel cells (Ballard Power Systems, Inc.; UTC Fuel Cells; and Plug Power), phosphoric acid fuel cells (UTC Fuel Cells and HydroGen) and solid oxide fuel cells (Siemens Westinghouse Electric Company; Cummins; SOFCo; General Electric; Delphi; Rolls Royce and Acumentrics).  Each of these competitors has the potential to capture market share in our target markets.

There are other potential carbonate fuel cell competitors internationally.  In Asia, IHI Corporation offers a 40 kW carbonate fuel cell.  In Europe, a company in Italy, Ansaldo Fuel Cells, is actively engaged in the development of a 100 kW carbonate fuel cell and is a potential competitor. CFC Solutions and its partners have been the most active in Europe.

Other than fuel cell developers, we must also compete with electricity provided by the electric grid and manufacturers of more mature combustion-based equipment, including various engines and turbines which have more established manufacturing, distribution, operating and cost features. These manufacturers include: Caterpillar, General Electric, Cummins Inc. and Detroit Diesel Corporation (a subsidiary of DaimlerChrysler AG).

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

MANUFACTURING AND COST REDUCTION

Manufacturing Process

We have established a 65,000 square foot manufacturing facility in Torrington, Connecticut where we produce our repeating fuel cell components: the anode and cathode electrodes, metallic bipolar plates and the electrolyte matrix. These stack components are combined and assembled into modules that are currently delivered to our test and conditioning facilities in Danbury, Connecticut and then shipped to the customer site for final testing with an assembled BOP.

Capacity and Production Ramp-up

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

We are currently investing in the equipment required to expand our manufacturing capacity to 60 MW. Expansion of our manufacturing facilities beyond 60 MW would also require new facilities for the fuel cell stack and module assembly, test and conditioning which could be deployed regionally. These regional assembly, test and conditioning facilities are expected to provide additional cost savings as they will reduce shipping costs, enhance delivery times and improve customer service.

Our fiscal 2007 production volume was 12 MW and we are currently ramping production to a 25 MW run-rate based upon our growing sales backlog. This increase in the production rate is scheduled to be complete in January of 2008. Future production volumes will be adjusted depending on customer demand.

Raw Materials and Supplier Relationships

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel which are critical to our manufacturing process. In addition to manufacturing the fuel cell module in our Torrington facility, the electrical BOP and mechanical BOP are assembled by and procured from several key suppliers. All of our suppliers must undergo a qualification process, which may take between four and twelve months. We continually evaluate new suppliers and currently are qualifying several new suppliers.

Cost Reduction

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost approximately $10,000/kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, they have made significant progress primarily through value engineering our products and increasing the power output by 20 percent. Our current manufactured cost is approximately $3,250 per kW for our multi-MW power plant, $3,400 per kW for our MW plant and $4,200 per kW for the sub-MW product. Reducing product cost is essential for us to further penetrate the market for our high temperature fuel cell products. Cost reductions will reduce and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and are critical to attaining profitability.

In 2007, we focused our cost reduction efforts on the DFC300 and DFC1500 product lines. The cost reduction efforts included improvements in strategic sourcing, increasing the efficiency of our manufacturing operations, and continued value engineering. Our strategic sourcing program included the development of a more global, high quality, low cost supplier network. We also developed the design of a new, lower cost version of the DFC1500 product. The new DFC1500 is 28 percent more compact than the previous version and features a four-stack Direct FuelCell module. The 2007 cost reduction efforts achieved 14 percent and 24 percent cost reductions for the DFC300 and DFC1500 products, respectively. These cost savings will be realized as the new designs are produced and our supplier base is transitioned to new, lower cost strategic suppliers.

We will continue to emphasize its cost out initiatives to deliver the most cost efficient and environmentally friendly power generation solutions to meet the needs of our target markets. In 2008, the DFC1500 and DFC3000 products are targeted to achieve cost reductions of 20 percent through an additional power output increase (uprate), strategic sourcing and manufacturing improvements. Increased production volume could also reduce that cost another 10 to 20 percent.

SERVICE AND CUSTOMER SATISFACTION

Our service organization offers comprehensive service and maintenance programs including total fleet management, refurbishment and recycling services, and complete product support including spare parts inventory.  We are offering service agreements at various levels for one to 13 years, with flexible renewal options.   The service organization’s primary task is to maintain a high level of service for our end user customers during the warranty period of the original DFC equipment.  In providing a wide range of services to support the fleet during the warranty period, we have developed infrastructure that is designed to capture revenue as the units in the field enter the period past the standard one year warranty period as our installed base increases.

Our services include a 24/7 Call Center and a web-based information system network that allows fingertip access to plant performance data. We have also established regional parts warehouses including a rotable pool of spare stacks, fully equipped regional field service teams, a stack repair/refurbishment center, and testing and conditioning facilities. All personnel complete an operator and maintenance technician training program and work very closely with the engineering and technology support organizations to service our products in the field. This infrastructure has enabled us to diagnose issues quickly and maintain high customer satisfaction.

POWER PURCHASE AGREEMENTS

Power purchase agreements (PPAs) are a common arrangement in the energy industry, whereby a customer purchases energy from an owner and operator of the power generation equipment. A number of our partners enter into PPAs with end use customers, such as Marubeni in Japan and Alliance Power in the U.S. After purchasing DFC power plants from us, they own and operate the units, and recognize revenue as energy is sold to the end user.

We have seeded the market with a number of Company-funded PPAs to penetrate key target markets and develop operational and transactional experience. To date, we have funded the development and construction of certain fuel cell power plants sited near customers in California, and own and operate 3 MW of assets through PPA entities in which we have an 80 percent ownership interest. As we enter into multi-MW projects in the RPS markets and with the benefit of the federal investment tax credit and accelerated depreciation in the Energy Policy Act of 2005 we believe future PPAs will attract third party financing or ownership.

RESEARCH AND DEVELOPMENT CONTRACTS

The goal of our research and development efforts is to improve our core DFC products and expand our technology portfolio in complementary high temperature fuel cell systems.  In addition, we are also conducting development work on advanced applications for other fuel cell technologies, such as SOFC and PEM. A significant portion of our research and development has been funded by government contracts and is classified as cost of research and development contracts in our consolidated financial statements. For the fiscal years ended 2007, 2006 and 2005, total research and development expenses, including amounts received from the Department of Energy (“DOE”), other government departments and agencies and our customers, and amounts that have been self-funded, were $40.9 million, $35.0 million, and $35.0 million, respectively.

Government Research & Development Contracts

Since 1975, we have worked on the development of our DFC technology with various U.S. government departments and agencies, including the DOE, the Navy, the Coast Guard, the Department of Defense, the Environmental Protection Agency, the Defense Advance Research Projects Agency and the National Aeronautics and Space Administration.  Government funding, principally from the DOE, provided approximately 33 percent, 35 percent and 43 percent of our revenue for the fiscal years ended 2007, 2006 and 2005, respectively.  From the inception of our carbonate fuel cell development program in the mid-1970s to date, more than $536 million has been invested relating to government programs in support of the development of our DFC technology.

Significant research and development programs we are currently working on include:

Direct FuelCell/Turbine. The DOE’s Office of Fossil Energy established its Vision 21 Program in 1999 with the objective of developing a “21st Century Energy Plant” that can generate electricity, heat and hydrogen from a variety of feedstocks such as fossil fuels and biomass with high efficiency and low environmental impact. Under this program, we were awarded a $19.4 million cost-shared contract to develop a fuel cell / turbine hybrid power plant.

In 2005, we completed the fabrication of an alpha sub-MW power plant by the intregration of a 250 kW DFC stack module with a Capstone C60 microturbine. The microturbine supplements the power produced by the fuel cell, increasing the system electrical efficiency. The unit was installed and grid-connected at the Billings Clinic in Billings, Montana and started generating power in April 2006. During approximately 8,000 hours of operation, the unit achieved a record-breaking electrical efficiency of 56 percent, surpassing all distributed generation technologies in this size range. Emissions testing of the DFC/T system demonstrated compliance with the stringent California Air Resources Board’s CARB ‘07 standards.

Subsequent to the success of the DFC/T field demonstration and following our shift to MW-scale products, we have initiated the design of a MW-scale hybrid DFC/T.

Co-production of Hydrogen and Electricity using DFC Power Plants. Our high temperature DFC power plants produce hydrogen internally from hydrocarbon fuels, and then convert it to electricity. These DFC products are capable of co-production of electricity and hydrogen at potentially attractive costs. This value-added proposition is attractive for industrial users of hydrogen. It also provides a technology bridge to the hydrogen infrastructure being developed by DOE in our nation’s bid for greater energy independence. A DOE-sponsored study performed by Air Products and Chemicals, Inc. (APCI), showed that a sub-MW DFC power plant installed at a hydrogen refueling station for fuel cell vehicles can handle a fleet of approximately 200 cars while providing enough electricity to power a community of 200 homes.

During 2005, we were selected by APCI to develop and demonstrate the next generation hydrogen energy station. The $10 million cost-shared project, co-sponsored by DOE, APCI and FuelCell Energy, integrates our ultra-clean DFC power plant and Air Products’ advanced gas separation technology to co-produce hydrogen and electricity at a vehicle refueling station from one single system, the “DFC/H2”. The sub-MW system is designed to operate on pipeline natural gas and other renewable fuels such as biogas. Air Products estimates that the DFC/H2 system has the potential to be highly efficient and cost competitive with other conventional technologies. The system will be tested in late 2008 in advance of a field demonstration.

We are also engaged are also developing an electrochemical hydrogen separator (EHS). Under sponsorship from Connecticut Clean Energy Fund, a sub-scale (2 kW) EHS stack was designed, built and delivered to University of Connecticut for demonstration in February 2006 where it accumulated over six months of stable operation under a variety of test conditions. Following this successful demonstration, we were awarded a $1.2 million contract by U.S. Department of Defense to scale-up the (EHS) stack to the appropriate size for co-production of high purity hydrogen from its DFC300 power plants. In 2007 an additional $1.2 million was awarded to continue this program through in-house system testing. The EHS technology is highly modular, “truly green” and promises over 50 percent reduction in the separation cost. EHS has no moving parts, which leads to enhanced reliability and the higher levels of safety needed for the hydrogen infrastructure.

SECA and Large Scale Hybrid Programs

In September 2006, we completed all the technical requirements for the DOE’s Solid State Energy Conversion Alliance (“SECA”) Phase I, 3-10 kW solid oxide fuel cell (“SOFC”) cost reduction program and entered into a new SECA Phase I program for development of a multi-megawatt SOFC power plant operating on coal syngas (the Large Scale Hybrid Program).

In February 2006, we were selected by the DOE as a prime contractor for a Phase I award to develop a coal-based large scale solid oxide fuel cell-based hybrid system . The contract was finalized in September 2006. The program’s overall objective is to develop SOFC technology, fueled by coal synthesis gas (coal gas) that will be used in highly-efficient central generation power plant facilities. The advanced fuel cell-hybrid system will have an overall efficiency of at least 50 percent in converting energy contained in coal to ultra-clean grid electrical power. In contrast, today’s average U.S. coal-based power plant has an electrical efficiency of approximately 35 percent. In addition, the envisioned SOFC-hybrid system is expected to separate 90 percent or more of the system’s carbon dioxide emissions for capture and environmentally safe disposal while being cost competitive with other baseload power generating technologies.

The first phase of this three-phase program is focused on SOFC cell and stack technology scale-up, as well as baseline and proof-of-concept system engineering design and analysis. In 2007, our subcontractor Versa Power Systems, achieved a four-fold scale-up of its SOFC cell technology to meet the program requirements while we completed the preliminary design of the MW-class SOFC power module and BOP. The project will culminate in phase three with the fabrication and operation of a multi-MW proof-of-concept SOFC-hybrid power plant at FutureGen, a planned DOE demonstration of advanced power systems that emit near-zero emissions, doubling today's electric generating efficiency, co-produce hydrogen, and sequester carbon dioxide, or at another suitable location using coal-derived synthesis gas as the fuel. Phase I of the program is a two-year, $36.2 million cost-shared program. If selected for subsequent phases, total project funding of approximately $180 million is expected. The DOE anticipates commissioning multi-MW, proof-of-concept, coal-based power plant systems in the 2012 time frame.

We are the prime contractor on this program. Other team members include: Versa Power Systems, Inc., Gas Technology Institute (“GTI”), Nexant, Inc., WorleyParsons Group Inc., and SatCon Technology Corporation.

GOVERNMENT REGULATION

We presently are, and our fuel cell power plants will be, subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Emissions of SOX and NOX from our fuel cell power plants are much lower than conventional combustion-based generating stations, and are well within existing and proposed regulatory limits. The primary emissions from our DFC power plants, assuming no cogeneration application, are humid flue gas that is discharged at a temperature of approximately 700-800° F, water that is discharged at a temperature of approximately 10-20° F above ambient air temperatures, and carbon dioxide in per kW amounts much less than conventional, fossil fuel, central generation power plants. In light of the high temperature of the gas emissions, we are required by regulatory authorities to site or configure our power plants in a way that will allow the gas to be vented at acceptable and safe distances. The discharge of water from our power plants requires permits that depend on whether the water is permitted to be discharged into a storm drain or into the local wastewater system. Lastly, as with any use of hydrocarbon fuel, the discharge of particulates must meet emissions standards. While our products have very low carbon monoxide emissions, there could be additional permitting requirements in smog non-attainment areas with respect to carbon monoxide if a number of our units are aggregated together.

We are also subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. In addition, utility companies and several states have created and adopted or are in the process of creating interconnection regulations covering both technical and financial requirements for interconnection of fuel cell power plants to utility grids.

PROPRIETARY RIGHTS AND LICENSED TECHNOLOGY

To compete in the marketplace, align effectively with business partners and protect our proprietary rights, we rely primarily on a combination of trade secrets, patents, confidentiality procedures and agreements and patent assignment agreements. In this regard, we have 52 current U.S. patents and 92 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). All of the 52 U.S. patents relate to our Direct FuelCell technology. We also have submitted 37 U.S. and 149 international patent applications.

The patents we have obtained will expire between 2008 and 2025, and the current average remaining life of our patents is approximately 11 years. In 2007, four new U.S patents were issued or allowed (and two more patents have been allowed in November and December of 2007). In fiscal 2007, two U.S. patents expired. The expiration of these patents has no material impact on our current or anticipated operations. We also have approximately 28 invention disclosures in process with our patent counsel that may result in additional patent applications.

Many of our U.S. patents are the result of government-funded research and development programs, including the DOE cooperative agreement. Two of our patents, which resulted from government-funded research before January 1988 (when we qualified as a “small business”), are owned by the U.S. government and have been licensed to us.

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

We have two agreements with CFC Solutions; a Cell License Agreement and a BOP License Agreement.  Under our current Cell License Agreement, which has been extended through December 2009, we license our DFC technology to CFC Solutions for use exclusively in Europe and the Middle East and non-exclusively in Africa and South America.  We also sell our DFC components and stacks to CFC Solutions under this agreement.  Under the Cell License Agreement, CFC Solutions also granted us an exclusive, royalty-free license to use any of their existing improvements to our Direct FuelCell that CFC Solutions developed as of December 1999 under a previous license agreement.  In addition, CFC Solutions has agreed to negotiate a license grant of any separate carbonate fuel cell know-how it develops during the term of the current Cell License once it is ready for commercialization.  Under our BOP Cross Licensing and Cross-Selling Agreement, we may sell to CFC Solutions our MW-class modules and CFC Solutions may sell their sub-MW class modules to us.  The BOP License continues through July 2008 and may be extended for up to three additional 5-year terms, at the option of either CFC Solutions or us.

REVENUE AND BACKLOG

Our consolidated revenues for the years ended October 31, 2007, 2006 and 2005 were $48.2 million, $33.3 million and $30.4 million, respectively. These consolidated revenues included product sales and revenues of $32.5 million, $21.5 million and $17.4 million, respectively, and revenues from research and development contracts of $15.7 million, $11.8 million and $13.0 million, respectively. Consolidated revenues for the years ended October 31, 2007, 2006 and 2005 in the U.S. were $31.7 million, $26.6 million, and $22.2 million, respectively, and consolidated revenues from foreign locations were $16.5 million, $6.7 million and $8.2 million, respectively, based on customer order location.

Our backlog as of October 31, 2007 was approximately $76.3 million compared with backlog of approximately $58.0 million as of October 31, 2006. Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we have entered into.

•
Product order backlog was approximately $42.5 million and $18.1 million as of October 31, 2007 and 2006, respectively, representing 15.55 MW as of October 31, 2007 and 8.05 MW as of October 31, 2006. Product orders represent approximately 63 percent of our total funded backlog as of October 31, 2007. Backlog for long-term service agreements was approximately $15.3 million and $9.8 million as of October 31, 2007 and 2006, respectively. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

•
For research and development contracts, we include the total contract value including any unfunded portion of the total contract value in backlog. Research and development contract backlog was approximately $18.5 million and $30.1 million as of October 31, 2007 and 2006, respectively. The unfunded portion of our research and development contracts amounted to approximately $9.1 million and $21.6 million as of October 31, 2007 and 2006, respectively. Due to the long-term nature of these contracts, fluctuations from year to year are not an indication of any future trend.

As of October 31, 2007, we had contracts for power plants totaling 3 MW under power purchase agreements ranging from 5 - 10 years, this compares to 4 MW as of October 31, 2006 (on plant was sold during the fiscal year) Revenue under these agreements is recognized as electricity is produced. This revenue is not included in backlog.

EMPLOYEES

As of October 31, 2007 we had 443 full-time employees, of whom 165 were located at the Torrington, Connecticut manufacturing plant, and 278 were located at the Danbury, Connecticut facility or various field offices. None of our employees are represented by labor unions or covered by a collective bargaining agreement.

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

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions are as follows:
NAME	AGE	PRINCIPAL OCCUPATION

R. Daniel Brdar President, Chief Executive Officer and Chairman of the Board of Directors	48
Mr. Brdar has been Chairman of the Board of Directors since January 2007, Chief Executive Officer since January 2006 and President since August 2005. Mr. Brdar, previously FuelCell Energy's Executive Vice President and Chief Operating Officer, joined the Company in 2000. Mr. Brdar held management positions at General Electric Power Systems from 1997 to 2000 where he focused on new product introduction programs and was product manager for its gas turbine technology. Mr. Brdar was Associate Director, Office of Power Systems Product Management at the U.S. Department of Energy where he held a variety of positions from 1988 to 1997 including directing the research, development and demonstration of advanced power systems including gas turbines, gasification systems and fuel cells.

Christopher R. Bentley Executive Vice President, Government R&D Operations, Strategic Manufacturing Development	65
Mr. Bentley has been responsible for Government Research and Development Operations and Strategic Manufacturing Development since January of 2005. He joined the Company in 1990 to develop manufacturing and operations capability in support of the DFC commercialization initiative. He served on the Board of Directors from 1993 to 2004. Prior to joining the Company, he was Director of Manufacturing (1985), Vice-President and General Manager (1985-1988) and President (1989) of the Turbine Airfoils Division of Chromalloy Gas Turbine Corporation, a major manufacturer of gas turbine hardware. From 1960 to 1985 he was with the General Electric Company where he served a four-year apprenticeship and completed the GE Manufacturing Management Program prior to a series of increasingly responsible manufacturing positions. Mr. Bentley received a B.S. in Mechanical Engineering from Tufts University in 1966.

NAME	AGE	PRINCIPAL OCCUPATION

Bruce A. Ludemann Senior Vice President of Sales & Marketing	48
Mr. Ludemann joined the Company in April 2006. His responsibilities encompass all the Company’s business development activities across global markets. Prior to joining the Company, Mr. Ludemann had been a senior marketing and sales executive with Siemens, where he oversaw sales and marketing efforts for the firm’s Power Generation and Transmission & Distribution business units. Earlier, he had been with ABB Power Transmission & Distribution Inc.; the industrial control firm Square D; and Swiss electrical equipment manufacturer BBC Brown Boveri. He also served four years in the U.S. Navy specializing in electric power generation and distribution systems. Mr. Ludemann studied business at Barry University in Miami and holds an Executive MBA from the University of Pittsburgh.

Joseph G. Mahler Senior Vice President, Chief Financial Officer, Corporate Secretary, Treasurer, Corporate Strategy	55
Mr. Mahler joined the Company in October 1998 as Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer.  Mr. Mahler’s responsibilities include finance, accounting, corporate governance, strategy, treasury, information systems and human resources. Mr. Mahler was Vice President-Chief Financial Officer at Earthgro, Inc. from 1993 to 1998 and worked at Ernst & Young in the New York and Hartford offices from 1974 to 1992. He was a partner in the Hartford office’s Entrepreneurial Services Group.  Mr. Mahler received a B.S. in Accounting from Boston College in 1974.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors before making an investment decision.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.  In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have incurred losses and anticipate continued losses and negative cash flow.

We have been transitioning from a contract research and development company to a commercial products developer and manufacturer. As such, we have not been profitable since our fiscal year ended October 31, 1997. We expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability. We have, from time to time, sought financing in the public markets in order to fund operations. Our future ability to obtain such financing, if required, could be impaired by a variety of factors including the price of our common stock and general market conditions.

Our cost reduction strategy may not succeed or may be significantly delayed, which may result in our inability to offer our products at competitive prices and may adversely affect our sales.

Our cost reduction strategy is based on the assumption that a significant increase in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, global competitive sourcing, engineering design and technology (including projected power output). Failure to achieve our cost reduction targets would have a material adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

Our products will compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products, sales of our products will be adversely affected. Volatility of electricity prices may impact sales of our products in the markets in which we compete.

Our Direct FuelCell® has been operated using a variety of hydrocarbon fuels, including natural gas, methanol, diesel, biogas, coal gas, coal mine methane and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal as well as local utility electricity costs. Significant decreases (or short term increases) in the price of these fuels or grid delivered prices for electricity could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, including our fuel cell power plants, could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results.

We believe that the near-term growth of alternative energy technologies, including our fuel cells, relies on the availability and size of government and economic incentives (including, but not limited to, the U.S. Investment Tax Credit and the incentive programs in South Korea and the state of California and state renewable portfolio standards programs). Many of these government incentives expire, phase out over time, exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be challenged by utility companies, or for other reasons found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives may result in the diminished economic competitiveness of our power plants to our customers and could materially and adversely affect the growth of alternative energy technologies, including our fuel cells, as well as our future operating results.

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

We warranty our products for a specific period of time against manufacturing or performance defects. As we have limited operating experience, warranty costs are currently expensed as incurred. As a result operating results could be negatively impacted should there be product manufacturing or performance defects.

We currently face and will continue to face significant competition.

Our Direct FuelCell® currently faces, and will continue to face, significant competition. We compete on the basis of our products’ reliability, fuel efficiency, environmental considerations and cost. Technological advances in alternative energy products or improvements in the electric grid or other sources of power generation, or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products non-competitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than ours, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies.

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

As of September 2007, our largest three shareholders each own more than 5%, but less than 10%, of our outstanding common stock. POSCO Power owns approximately 6% of our outstanding common stock. MTU Friedrichshafen GmbH (“MTU”), a subsidiary of Tognum GmbH, owns approximately 4% of our outstanding common stock James D. Gerson beneficially owns approximately 2% of our outstanding common stock. Loeb Investors Co. LXXV beneficially owns approximately 1% of our outstanding common stock. These ownership levels could make it difficult for a third party to acquire our common stock or have input into the decisions made by our board of directors, which include Christof von Branconi, EVP of Tognum AG and CEO of its Onsite Energy Systems & Components Division, James D. Gerson and Thomas L. Kempner (Chairman and Chief Executive Officer of an affiliate of Loeb Investors Co. LXXV). Tognum GmbH, through its subsidiary CFC Soultions GmbH and POSCO Power are also licensees of our technology and purchasers of Direct FuelCell® products. Therefore, it may be in their interests to possess substantial influence over matters concerning our overall strategy and technological and commercial development.

CFC may develop competing technologies.

CFC Solutions GmbH is currently developing carbonate fuel cell technology. If this technology does not use DFC know-how, CFC must use good faith efforts to license the technology to us. If CFC is successful but does not grant us a license, it may be directly competing with us while having a significant ownership interest in us, and a seat on our board of directors. We have agreed with CFC to continue developing products with as much commonality as possible. However, the license agreement between us and CFC provides that each of us retains the right to independently pursue the development of carbonate fuel cell technologies.

We have limited experience manufacturing our Direct FuelCell® products on a commercial basis, which may adversely affect our planned increases in production capacity and our ability to satisfy customer requirements.

We have limited experience manufacturing our Direct FuelCell® products on a commercial basis. Our manufacturing, testing and conditioning facilities have equipment in place for a production capacity of 50 MW per year. We expect that we will then increase our manufacturing capacity based on market demand. We cannot be sure that we will be able to achieve any planned increases in production capacity. Also, as we scale up our production capacity, we cannot be sure that unplanned failures or other technical problems relating to the manufacturing process will not occur.

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

Our plans are dependent on market acceptance of our Direct FuelCell® products.

Our plans are dependent upon market acceptance of, as well as enhancements to, those products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our Direct FuelCell® products may be affected by many factors that are out of our control, including:

•	the cost competitiveness of our fuel cell products;

•	the future costs of natural gas and other fuels used by our fuel cell products;

•	customer reluctance to try a new product;

•	perceptions of the safety of our fuel cell products;

•	the market for distributed generation;

•	local permitting and environmental requirements; and

•	the emergence of newer, more competitive technologies and products.

If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of Direct FuelCell® products and may never achieve profitability.

As we continue to commercialize our Direct FuelCell® products, we intend to continue to develop warranties, production guarantees and other terms and conditions relating to our products that will be acceptable to the marketplace, and continue to develop a service organization that will aid in servicing our products and obtain self-regulatory certifications, if available, with respect to our products. Failure to achieve any of these objectives may also slow the development of a sufficient market for our products and, therefore, have a material adverse effect on our results of operations.

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

Qualifying as a “small business” under DOE contracts allows us to own the patents that we develop under DOE contracts. A “small business” under applicable government regulations generally consists of no more than 500 employees. If we continue to grow, we will no longer qualify as a “small business” and no longer own future patents we develop under future contracts, grants or cooperative agreements funded by the DOE based on such certification, unless we obtain a patent waiver from the DOE. Should we not obtain a patent waiver and outright ownership, we would nevertheless retain exclusive rights to any such patents, so long as we continue to commercialize the technology covered by the patents. As a result of our acquisition of Global Thermoelectric Inc. in November 2003, the number of our employees increased and therefore, we temporarily did not qualify as a “small business.” Following the sale of Global Thermoelectric Inc. and its TEG product line on May 27, 2004, we again qualified as a “small business”; however, we cannot assure you that we will continue to qualify as a “small business” in the future.

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

We cannot be sure that CFC Solutions GmbH will continue to, or original equipment manufacturers (“OEMs”) will, manufacture or package products using our Direct FuelCell® components. In this area, our success will largely depend upon our ability to make our products compatible with the power plant products of OEMs and the ability of these OEMs to sell their products containing our products. In addition, some OEMs may need to redesign or modify their existing power plant products to fully incorporate our products. Accordingly, any integration, design, manufacturing or marketing problems encountered by CFC or other OEMs could adversely affect the market for our Direct FuelCell® products and, therefore, our business, prospects, results of operations and financial condition.

We depend on third party suppliers for the development and supply of key components for Direct FuelCell® products.

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel which are critical to our manufacturing process. We also rely on third-party suppliers for the balance-of-plant components in our Direct FuelCell® products. Suppliers must undergo a qualification process, which may take between four and twelve months, and we continually evaluate new suppliers and currently are qualifying several new suppliers. There are a limited number of suppliers for some of the key components of Direct FuelCell® products. A supplier’s failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or technical specifications or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our Direct FuelCell® products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. The patents that we have obtained will expire between 2008 and 2025 and the average remaining life of our U.S. patents is approximately 11 years.

Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that:
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

While we are not currently engaged in any intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not that litigation is resolved in our favor.

Our future success will depend on our ability to attract and retain qualified management and technical personnel.

Our future success is substantially dependent on the continued services and on the performance of our executive officers and other key management, engineering, scientific, manufacturing and operating personnel, particularly R. Daniel Brdar, our Chief Executive Officer and the Chairman of the Board of Directors. The loss of the services of any executive officer, including Mr. Brdar, or other key management, engineering, scientific, manufacturing and operating personnel, could materially adversely affect our business. Our ability to achieve our development and commercialization plans will also depend on our ability to attract and retain additional qualified management and technical personnel. Recruiting personnel for the fuel cell industry is competitive. We do not know whether we will be able to attract or retain additional qualified management and technical personnel. Our inability to attract and retain additional qualified management and technical personnel, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

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

We are subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. Assuming no co-generation applications are used in conjunction with our Direct FuelCell® plants, they will discharge humid flue gas at temperatures of up to 800o F, water at temperatures of approximately 10-20 o F above surrounding air temperatures and carbon dioxide.

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

Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. The fuels we use are combustible and may be toxic. In addition, our Direct FuelCell® products operate at high temperatures and our Direct FuelCell® products use corrosive carbonate material, which could expose us to potential liability claims. Although we have comprehensive safety, maintenance and training programs in place, we cannot guarantee there will not be accidents. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our Direct FuelCell® products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

We are subject to risks inherent in international operations.

Since we market our Direct FuelCell® products both inside and outside the U.S. and Canada, our success depends, in part, on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our operations and revenues.

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

The rights of the Series 1 preferred shares and Series B preferred stock could negatively impact FuelCell.

The terms of the Series 1 preferred shares issued by FuelCell Energy, Ltd., our wholly-owned, indirect subsidiary, provide rights to the holder, Enbridge Inc. (“Enbridge”), including dividend and conversion rights among others that could negatively impact us. For example, the terms of the Series 1 preferred shares provide that the holders are entitled to receive cumulative dividends for each calendar quarter for so long as such shares are outstanding. Assuming the exchange rate for Canadian dollars is Cdn.$1.006 to U.S.$1.00 (exchange rate on January 10, 2008) at the time of the applicable dividend payment date, we are required to pay a preferred dividend of approximately $310,636 per calendar quarter, subject to reduction in accordance with the terms of the Series 1 preferred shares. The terms of the Series 1 preferred shares also require that the holder be paid any accrued and unpaid dividends on December 31, 2010. To the extent that there is a significant amount of accrued dividends that is unpaid as of December 31, 2010 and we do not have sufficient working capital at that time to pay the accrued dividends, our financial condition could be adversely affected. As of October 31, 2007, cumulative unpaid dividends and accrued interest totaled approximately $7.7 million on the Series 1 preferred shares. We have guaranteed these dividend obligations, including paying a minimum dividend of Cdn.$500,000 in cash annually to Enbridge for so long as Enbridge holds the Series 1 preferred shares. We have also guaranteed the liquidation obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

We are also required to issue common stock to the holder of the Series 1 preferred shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is U.S. $9.61 (our common stock closing price on January 10, 2008) and the exchange rate for Canadian dollars is Cdn. $1.006 to U.S. $1.00 (exchange rate on January 10, 2008) at the time of conversion, we would be required to issue approximately 2,722,043 shares of our common stock.

The terms of the Series B preferred stock also provide rights to their holders that could negatively impact us.   Holders of the Series B preferred stock are entitled to receive cumulative dividends at the rate of $50 per share per year, payable either in cash or in shares of our common stock.   To the extent the dividend is paid in shares, additional issuances could be dilutive to our existing stockholders and the sale of those shares could have a negative impact on the price of our common stock.  A share of our Series B preferred stock may be converted at any time, at the option of the holder, into 85.1064 shares of our common stock (which is equivalent to an initial conversion price of $11.75 per share), plus cash in lieu of fractional shares.  Furthermore, the conversion rate applicable to the Series B preferred stock is subject to adjustment upon the occurrence of certain events.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Our results of operations could vary as a result of methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. Examples include the following:

The calculation of share-based compensation under SFAS 123R, requires us to use valuation methodologies that include a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation over time.

As our fuel cell products are in their initial stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. Once we have established that our fuel cell products have achieved commercial market acceptance and order backlog is comparable to our production capacity and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately upon identification.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our headquarters are located in Danbury, Connecticut. The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Dates

Danbury, Connecticut	Corporation Headquarters, Research and Development, Sales, Marketing, Purchasing and Administration	72,000	Company owned

Torrington, Connecticut	Manufacturing	65,000	December 2015

Danbury, Connecticut	Manufacturing and Operations	38,000	October 2009

Item 3. LEGAL PROCEEDINGS

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the U.S. District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC (“PPL”). The lawsuit alleged that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells failed to perform as represented and warranted. Zoot sought rescission of the contract with PPL, totaling approximately $2.5 million. We reached a settlement agreement on this lawsuit resulting in payments by the Company during the third quarter of 2007, net of insurance, of $0.8 million in exchange for the power plants which were recorded in inventory at this amount. As a result, there was no impact on the Company’s Consolidated Statement of Operations from this settlement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock Price
	High	Low
Year Ended October 31, 2005
First Quarter	$13.45	$7.98
Second Quarter	$12.06	$7.71
Third Quarter	$10.94	$7.05
Fourth Quarter	$12.25	$8.25

Year Ended October 31, 2006
First Quarter	$10.90	$7.90
Second Quarter	$15.00	$9.22
Third Quarter	$13.97	$8.29
Fourth Quarter	$9.90	$6.59

Year Ended October 31, 2007
First Quarter	$7.37	$5.84
Second Quarter	$9.30	$6.15
Third Quarter	$8.40	$6.30
Fourth Quarter	$10.57	$7.22

On January 10, 2008, the closing price of our common stock on the Nasdaq Stock Market was $9.61 per share. As of January 10, 2008, there were 691 holders of record of our common stock.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on common stock in the foreseeable future.  In addition, the terms of our Series B preferred shares prohibit the payment of dividends on our common stock unless all dividends on the Series B preferred stock have been paid in full.

PERFORMANCE GRAPH

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock for the five fiscal years ended October 31, 2007 with the cumulative total return on the Russell 2000 and a peer group consisting of Standard Industry Classification (“SIC”) Group Code 369 companies listed on The American Stock Exchange, Nasdaq Global Market and New York Stock Exchange for that period. It assumes $100 invested on November 1, 2002 with dividends reinvested.

SERIES 1 PREFERRED SHARES

On August 4, 2003, we entered into a combination agreement with Global Thermoelectric Inc. (“Global”) to combine Global with us in a share-for-share exchange pursuant to a Plan of Arrangement subject to approval by the Court of Queen’s Bench of Alberta, Canada. On October 31, 2003, our shareholders and the shareholders of Global approved the combination. On October 31, 2003, the Court of Queen’s Bench of Alberta issued an order approving the combination. On November 3, 2003, the combination transaction was consummated. In the aggregate, we issued approximately 8.2 million shares of our common stock and exchangeable shares in the acquisition. Following our acquisition of Global, Global’s Series 2 preferred shares remained outstanding in Global. At the time of the sale of our thermoelectric generator business, the holder of the Series 2 preferred shares exchanged them for Series 1 Class A cumulative redeemable exchangeable preferred shares (which were referred to as the Series 1 preferred shares) issued by FuelCell Energy, Ltd., one of our wholly-owned subsidiaries. We have guaranteed the obligations of FuelCell Energy, Ltd. under the Series 1 preferred shares.

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

The following examples illustrate the number of shares of our common stock that we will be required to issue to the holder(s) of the Series 1 preferred shares if and when the holder(s) exercise their conversion rights pursuant to the terms of the Series 1 preferred shares. The following examples are based upon Cdn.$25.0 million of Series 1 preferred shares outstanding (which is the amount currently outstanding) and assume that all accrued dividends on the Series 1 preferred shares have been paid through the time of the conversion and, in the case of conversions occurring after July 31, 2020, that the exchange rate for Canadian dollars is Cdn.$1.006 to U.S.$1.00 (exchange rate on January 10, 2008) at the time of the conversion:

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

•
if the Series 1 preferred shares convert any time after July 31, 2020, assuming our common stock price is U.S. $9.61 (our common stock closing price on January 10, 2008) at the time of conversion, we would be required to issue approximately 2,722,043 shares of our common stock.

Subject to the Business Corporations Act (Alberta), the holder of the Series 1 preferred shares is not entitled to receive notice of or to attend or vote at any meeting of the FuelCell Energy, Ltd. common shareholders. At present, we own all of the FuelCell Energy, Ltd. common stock.

Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, the sole current holder of the Series 1 preferred shares, as long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. Subsequent to 2010, FuelCell Energy, Ltd. would be required to pay annual dividend amounts totaling Cdn.$1.25 million so long as the Series 1 Preferred shares remain outstanding. Using an exchange rate of Cdn.$1.0478 to U.S.$1.00 (exchange rate on October 31, 2007), cumulative unpaid dividends and accrued interest of approximately $7.7 million on the Series 1 preferred shares were outstanding as of October 31, 2007. We have guaranteed the dividend obligations of FuelCell Energy, Ltd. to the Series 1 preferred shareholders.

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

At October 31, 2007 and 2006, there were 250,000 authorized of which 64,120 were outstanding. The carrying value of the Series B Preferred Stock as of October 31, 2007 and 2006 represents the net proceeds to us of approximately $60.0 million. During fiscal 2006, we converted 41,755 shares of Series B Preferred Stock (the "Shares") into 3,553,615 shares of our common stock. The conversion occurred pursuant to the terms of the Certificate of Designation for the Series B Preferred Stock, whereby upon conversion, the holders received 85.1064 shares of our common stock per share of Series B Preferred Stock. In addition, pursuant to this conversion, we paid a conversion premium of $4.3 million.

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

UNREGISTERED SECURITIES

The following unregistered securities were issued during the twelve months ended October 31, 2007:

Shares Issued

On February 7, 2007, we sold 3,822,630 shares of our common stock to POSCO Power for $29.0 million. These securities were exempt from registration pursuant to section 4(2) of the Securities Act of 1933. We filed a registration statement on Form S-3 with the SEC on September 18, 2007 to register these shares for resale by POSCO Power.

Warrants Issued

On July 7, 2005, we issued warrants to purchase up to an aggregate of 1,000,000 shares of our common stock to Enbridge Inc. (Enbridge) in conjunction with an amended distribution agreement. All previously issued warrants to Enbridge were cancelled. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. In October 2006 and July 2007, Enbridge placed qualifying orders resulting in vesting of 30,000 and 7,500 warrants, respectively, both with an exercise price of $9.89. The expiration dates are October 31, 2008 for the 30,000 vested warrants and October 31, 2009 for the 7,500 vested warrants. As of October 31, 2007, 212,500 warrants expired unvested and the remaining available unvested warrants totaled 750,000 with exercise prices ranging from $10.88 to $11.87 per share and expiration dates ranging from October 31, 2008 to October 31, 2011.

Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2007 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this Report (the “Financial Statements”). The data set forth below is qualified by reference to, and should be read in conjunction with, the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

(Amounts presented in thousands, except for per share amounts)

Consolidated Statement of Operations Data:

	Year Ended October 31,
	2007	2006	2005	2004	2003
Revenues:
Product sales and revenue	$32,517	$21,514	$17,398	$12,636	$16,081
Research and development contracts	15,717	11,774	12,972	18,750	17,709
Total revenues	48,234	33,288	30,370	31,386	33,790
Costs and expenses:
Cost of product sales and revenues	61,827	61,526	52,067	39,961	50,391
Cost of research and development contracts	13,438	10,330	13,183	27,290	35,827
Administrative and selling expenses	18,625	17,759	14,154	14,901	12,631
Research and development expenses	27,489	24,714	21,840	26,677	8,509
Purchased in-process research and development	—	—	—	12,200	—
Total costs and expenses	121,379	114,329	101,244	121,029	107,358
Loss from operations	(73,145)	(81,041)	(70,874)	(89,643)	(73,568)
License fee income, net	34	42	70	19	270
Interest expense	(84)	(103)	(103)	(137)	(128)
Loss from equity investments	(1,263)	(828)	(1,553)	—	—
Interest and other income, net	7,437	5,718	5,526	2,472	6,012
Redeemable minority interest	(1,653)	107	—	—	—
Provision for taxes	—	—	—	—	—
Loss from continuing operations	(68,674)	(76,105)	(66,934)	(87,289)	(67,414)
Discontinued operations, net of tax	—	—	(1,252)	846	—
Net loss	(68,674)	(76,105)	(68,186)	(86,443)	(67,414)
Preferred stock dividends	(3,208)	(8,117)	(6,077)	(964)	—
Net loss to common shareholders	$(71,882)	$(84,222)	$(74,263)	$(87,407)	$(67,414)
Basic and diluted loss per share:
Continuing operations	$(1.16)	$(1.65)	$(1.51)	$(1.84)	$(1.71)
Discontinued operations	—	—	(.03)	0.01	—
Net loss to common shareholders	$(1.16)	$(1.65)	$(1.54)	$(1.83)	$(1.71)
Basic and diluted weighted average shares Outstanding	61,991	51,047	48,261	47,875	39,342

Consolidated Balance Sheet Data:

	As of October 31,
	2007	2006	2005	2004	2003
Cash, cash equivalents and short term investments (U.S. treasury securities)	$153,631	$107,533	$136,032	$152,395	$134,750
Working capital	158,687	104,307	140,736	156,798	143,998
Total current assets	201,005	133,709	161,894	178,866	160,792
Long-term investments (U.S. treasury securities)	—	13,054	43,928	—	18,690
Total assets	253,188	206,652	265,520	236,510	223,363
Total current liabilities	42,318	29,402	21,158	22,070	16,794
Total non-current liabilities	5,014	5,840	2,892	1,476	1,484
Redeemable minority interest	11,884	10,665	11,517	10,259	—
Redeemable preferred stock	59,950	59,950	98,989	—	—
Total shareholders’ equity	134,022	100,795	130,964	202,705	205,085
Book value per share(1)	$1.97	$1.90	$2.70	$4.21	$5.20

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

Results of operations. This section provides an analysis of our results of operations for the years ended October 31, 2007, 2006 and 2005. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.

Factors that may affect future results. This section details risk factors that affect our quarterly and annual results, but which are difficult to predict.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-K and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that commercial field trials of the Company’s products will not occur when anticipated, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, competition, and the Company’s ability to achieve its sales plans and cost reduction targets, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in this report.

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy is a world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government and utility customers. To date our products have generated over 200 million kilowatt hours of electricity and are operating at over 40 locations around the world.

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

Our proprietary carbonate DFC power plants electrochemically (without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biogas fuels. Customers buy fuel cells to reduce cost, pollution and improve reliability. Electric generation without combustion significantly reduces harmful pollutants such as NOX and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide, a major component of harmful greenhouse gases, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced, thereby reducing exposure to volatile natural gas costs and minimizing operating costs.

We believe that compared to other power generation technologies, our products offer significant advantages including:

•	Ultra-clean (e.g. virtually zero emissions), quiet operation

•	High fuel efficiency

•	Reliable, 24/7 baseload power

•	Ability to site units locally

•	Potentially lower cost power generation

•	Byproduct high-temperature heat ideal for cogeneration (combined heat and power) applications.

Typical customers for our products include manufacturers, mission critical institutions such as correction facilities and government installations, hotels, and customers who can use renewable gas for fuel such as breweries, food processors and wastewater treatment facilities. With increasing demand for renewable and ultra-clean power options, and increased volatility and uncertainty in electric markets, our customers gain control of power generation economics, reliability and emissions. Our fuel cells offer flexible siting and easy permitting.

DFC power plants are protected by 52 U.S. and 92 international patents and we have also submitted 37 U.S. and 149 international patent applications.

Recent Developments

Connecticut Project 100

Connecticut’s Project 100 moved through the regulatory process throughout 2007 and in January 2008, 16.2 MW of projects that include our fuel cells are pending approval by the Department of Public Utility Control. The final decision is due January 23, 2008, after which the project developers can finalize power purchase agreements with the utilities, complete their project financing and submit purchase orders for our fuel cells. If approved, these combined projects would represent approximately $43 million of future sales, and would include a project in Milford, Connecticut that will be the largest installation of stationary fuel cells anywhere in the world at 7.2 MW.

The DPUC’s draft ruling in December 2007 did not include a 13.7 MW fuel cell generation facility in Bridgeport, Connecticut. During 2007, the Company invested approximately $0.6 million of pre-development expenses funded, in part, from a loan totaling approximately $0.5 million from the Connecticut Clean Energy Fund. The loan will be forgiven should the project not achieve commercial operation. If the Bridgeport project is not included in the DPUC’s final ruling, expected to be issued on January 23, 2008, then the Company would most likely record an asset impairment charge totaling $0.6 million, offset by a $0.5 million gain on the forgiveness of the CCEF loan.

Expanded distribution agreement with POSCO Power

On February 20, 2007, we announced a ten-year manufacturing and distribution agreement with POSCO Power, a subsidiary of our South Korean strategic distribution partner, POSCO. For the first two years of the agreement, we will sell complete DFC power plants to POSCO Power. Beginning in year three, POSCO Power will buy fuel cell modules manufactured by us in Connecticut and build its own BOPs in South Korea using its design, procurement and manufacturing expertise to achieve further cost savings. Under the terms of the agreement, we will receive a 4.1 percent royalty on sales made by POSCO Power payable in a combination of cash and common stock. POSCO Power also purchased approximately 3.8 million shares of our common stock for $29 million.

POSCO broke ground on its 50 MW fuel cell BOP manufacturing facility, which is scheduled for completion by the end of 2008, and formed a partnership with the largest electric utility in the country, KEPCO. Since February 2007, POSCO Power has ordered 12.6 MW of complete DFC power plants.

Increase in Production Rate

In response to increasing backlog and demand, the Company is ramping its annual production rate from 12 MW to 25 MW. This increase in the production rate is scheduled to be complete by January 2008. We expect to invest approximately $10 - 15 million over the next fifteen months to increase the physical plant capacity to approximately 60 MW of annual production volume.

Common Stock Offerings

In April 2007, we completed a public offering of 9.4 million shares of our common stock for net proceeds of $65.4 million. We intend to use the net proceeds from this offering for product development, project financing, expansion of manufacturing capacity and general corporate purposes. Additionally, we sold 280,000 shares of our common stock on the open market during fiscal 2007. Total net proceeds to us from the sale of these securities was approximately $2.3 million and is intended to be used for general corporate purposes and dividend payments on our preferred stock.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2007 research and development sales backlog totaled $18.5 million, of which 50 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements (“PPAs”), incentive funding and power plant site engineering and construction related costs for certain contracts. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from electricity sales under power purchase agreements are recognized as power is produced. Revenues from incentive funding are recognized ratably over the term of the incentive funding agreement. Revenues related to site engineering and construction are recognized as costs are incurred.

As our fuel cell products are in their initial stages of development and market acceptance, actual costs incurred could differ materially from those previously estimated. As of October 31, 2007, our order backlog was approximately 15.55 MW and our current production capacity is approximately 50 MW. Once we have established that our fuel cell products have achieved commercial market acceptance and order backlog is comparable to our production capacity and future costs can be reasonably estimated, then estimated costs to complete an individual contract, in excess of revenue, will be accrued immediately upon identification.

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

As of October 31, 2007 and October 31, 2006, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $16.8 million and $11.3 million, respectively, which equates to a reduction of approximately 33 and 43 percent, respectively, of the gross inventory and advance payments to vendors value. As of October 31, 2007, our gross inventory and advances to vendors’ balances increased from the October 31, 2006 balances which resulted in higher gross reserve balances. As inventory levels increase or decrease, appropriate adjustments to the cost basis are made.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These costs are classified as research and development expenses on our Consolidated Statements of Operations.

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties requires the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $5.2 million and $4.4 million were recognized in the Consolidated Statement of Operations for the fiscal years ended October 31, 2007 and 2006, respectively. Refer to Note 13 of the consolidated financial statements for additional information.

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators. Indicators that management uses include revenues compared to prior periods, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.

Comparison of the Years Ended October 31, 2007 and October 31, 2006

Revenues and costs of revenues

The following tables summarize our revenue and cost of revenues for the years ended October 31, 2007 and 2006 (dollar amounts in thousands), respectively:

	Year Ended October 31, 2007		Year Ended October 31, 2006		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Product sales and revenues	$32,517	67%	$21,514	65%	51%
Research and development contracts	15,717	33%	11,774	35%	33%
Total	$48,234	100%	$33,288	100%	45%

	Year Ended October 31, 2007		Year Ended October 31, 2006		Percentage Increase /(Decrease)
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Cost of Revenues	Percent of Costs of Revenues	in Cost of Revenues
Product sales and revenues	$61,827	82%	$61,526	86%	1%
Research and development contracts	13,438	18%	10,330	14%	30%
Total	$75,265	100%	$71,856	100%	6%

Total revenues for the year ended October 31, 2007 increased by $14.9 million, or 45% percent, to $48.2  million from $33.3 million during the same period last year. Components of revenues and costs of revenues are as follows:

Product sales and revenues

Product sales and revenue increased $11.0 million to $32.5 million for fiscal 2007, compared to $21.5 million for fiscal 2006. Revenue during fiscal 2007 included approximately $24.9 million of power plant and component sales, $3.3 million related to service agreements and approximately $4.3 million of revenue related to power purchase agreements. Higher product sales and revenues were primarily due to an increase in power plant sales, including production of MW-class units, as well as increases in service agreement revenue, component sales and revenues from power purchase agreements, and site engineering construction revenue.

Cost of product sales and revenues increased to $61.8 million for fiscal 2007, compared to $61.5 million during fiscal 2006. The ratio of product cost to sales improved to 1.9 to 1 during 2007, compared to 2.9 to 1 during the same period a year ago. The improved margin is partially attributable to a shift to sales of megawatt (MW) class power plants, which have a lower cost per kilowatt (kW) compared to the sub-MW units produced in prior year. Product costs are lower on a per kW basis across all product lines as result of the Company’s cost out program with continued reduction of product costs through value engineering, manufacturing improvements and supply chain enhancements. In addition, the Company introduced a 20 percent uprate in 2006, which effectively lowered product costs on a per kW basis compared to the prior year. The cost ratio was also favorably impacted in the period by higher revenue and margins on component sales and service agreements related to the growing installed fleet.

Research and development contracts

Research and development revenue increased $3.9 million to $15.7 million for fiscal 2007, compared to $11.8 million for 2006. Cost of research and development contracts increased to $13.4 million during fiscal 2007, compared to $10.3 million for 2006. Margin for fiscal 2007 was $2.3 million compared to $1.4 million on higher revenues compared to the prior year. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid program, the U.S. Navy contract for high temperature ship service fuel cell development and the Electrochemical Hydrogen Separation contract with the U.S. Army.

Administrative and selling expenses

Administrative and selling expenses increased $0.9 million to $18.6 million during fiscal 2007, compared to $17.8 million in 2006. This increase is primarily due to higher sales and marketing activities related to a growing order pipeline and higher stock-based compensation.

Research and development expenses

Research and development expenses increased to $27.5 million during fiscal 2007, compared to $24.7 million recorded in the prior year. The increase is due to development costs for MW-class cost reduction and technology development to extend stack life and increase power output of our power plants, and higher stock-based compensation.

Loss from operations

Loss from operations for fiscal 2007 totaled $73.1 million, compared to $81.0 million recorded in 2006. The decrease in the loss from operations is primarily due to a favorable change in product margin resulting from the shift to production of more MW-class power plants and lower-cost sub-MW units, and improved margins on power purchase agreements. This improvement in the loss from operations was partially offset by higher administrative and selling and research and development expenses as discussed above.

Loss from equity investments

Our equity investment in Versa totaled approximately $10.2 million and $11.5 million as of October 31, 2007 and 2006, respectively. Our ownership interest at October 31, 2007 was 39 percent and we account for Versa under the equity method of accounting. Our share of equity losses for fiscal 2007 and 2006 were $1.3 million and $0.8 million, respectively.

During 2007, the Company invested $2.0 million in Versa in the form of a convertible note. Should this note be converted into common stock, this investment would bring the Company’s ownership percentage in Versa to approximately 43 percent. In conjunction with this investment the Company also received warrants for the right to purchase an additional 2,286 shares of common stock with an exercise price of $175 per share. The fair value of the warrants was approximately $0.2 million as of October 31, 2007 and is included within Investment and loan to affiliate on the consolidated balance sheet. Changes in the fair value of the warrants are included in the Consolidated Statement of Operations each period.

Interest and other income, net

Interest and other income, net, was $7.4 million for fiscal 2007, compared to $5.7 million for 2006. Interest and other income increased due to higher state research and development tax credits which totaled $1.2 million in 2007, compared to $0.2 million for 2006, as well as higher interest income on higher average invested balances. The Company records Connecticut research and development tax credits in the period in which the return is filed, which is when management believes the amount of the credits are probable of collection.

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

Comparison of the Years Ended October 31, 2006 and October 31, 2005

Revenues and costs of revenues

The following tables summarize our revenue mix for the years ended October 31, 2006 and 2005 (dollar amounts in thousands), respectively:

	Year Ended October 31, 2006		Year Ended October 31, 2005		Percentage Increase /
Revenues:	Revenues	Percent of Revenues	Product Revenues	Percent of Revenues	(Decrease) in Revenues
Product sales and revenues	$21,514	65%	$17,398	57%	24%
Research and development contracts	11,774	35%	12,972	43%	(9)%
Total	$33,288	100%	$30,370	100%	10%

	Year Ended October 31, 2006		Year Ended October 31, 2005		Percentage Increase /(Decrease)
Cost of revenues:	Costs of Revenues	Percent of Costs of Revenues	Costs of Revenues	Percent of Costs of Revenues	in Costs of Revenues
Product sales and revenues	$61,526	86%	$52,067	80%	18%
Research and development contracts	10,330	14%	13,183	20%	(22%)
Total	$71,856	100%	$65,250	100%	10%

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

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $153.6 million of cash, cash equivalents and investments as of October 31, 2007, compared to $120.6 million as of October 31, 2006. During fiscal 2007, we sold shares of our common stock to POSCO for $29.0 million and completed a public offering with net proceeds of $65.4 million. Excluding these stock sales, cash and investments used during the year totaled $61.4 million, which includes capital expenditures of $4.4 million, dividend payments on our preferred stock of $3.6 million, and an investment of $2.0 million in the form of a convertible note made to Versa Power, Inc. These uses of cash and investments were partially offset by proceeds of $2.2 million from the sale of a power plant being used to service a power purchase agreement (includes $0.4 million from the sale of a long-term service agreement on this power plant), receipt of incentive funds related to our power purchase agreements of $1.7 million and proceeds from common stock issued for benefit plans of $2.2 million.

Cash Inflows and Outflows

Cash and cash equivalents as of October 31, 2007 totaled $93.0 million, reflecting an increase of $66.8 million from the balance reported as of October 31, 2006. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During fiscal 2007, we used $56.0 million in cash for operating activities, compared to operating cash usage of $48.4 million during 2006. Cash used in operating activities during 2007 consists of a net loss for the period of approximately $68.7 million, offset by non-cash adjustments totaling $16.6 million, including $5.2 million of share-based compensation and depreciation expense of $9.2 million.

In addition, cash used in working capital totaled approximately $3.9 million. Higher production levels in 2007 led to higher net inventories of approximately $11.5 million, higher other assets of approximately $4.7 million primarily relating to increases in advances to vendors on increasing production volumes and higher accounts payable and accrued liabilities of approximately $3.1 million. These amounts were partially offset by higher deferred revenue and customer deposits of $9.9 million. The deferred revenue increase is a result of higher commercial orders in the fiscal year. The Company receives milestone payments from customers as products are being produced.

Investing Activities: During fiscal 2007, net cash provided by investing activities totaled $28.0 million, compared with approximately $51.8 million in 2006. Capital expenditures totaled $4.4 million for 2007 and approximately $312.1 million of investments in U.S. Treasury Securities matured and new treasury purchases totaled $277.7 million during the year. The Company also invested $2.0 million in the form of a convertible note made to Versa.

Financing Activities: During fiscal 2007, net cash provided by financing activities was approximately $94.7 million, compared to $0.2 million in 2006. Fiscal 2007 included $96.3 million from the sale of 3.8 million shares of our common stock to POSCO Power for $29.0 million in February 2007, 9.4 million shares sold in an underwritten public offering with net proceeds of $65.4 million in April 2007 and sales of 0.3 million shares on the open market for $1.9 million during the fiscal year. The Company also received $2.2 million from the sale of common stock issued for employee benefit plans. This was partially offset by $3.6 million for the payment of dividends on preferred stock.

Sources and Uses of Cash and Investments

We continue to invest in new product development and market development and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from customer contracts, including cash from government research and development contracts, product sales, power purchase agreements, incentive funding and interest earned on investments. We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

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

Our 2MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost approximately $10,000/kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, they have made significant progress primarily through value engineering our products and increasing the power output by 20 percent. Our current manufactured cost is approximately $3,250 per kW for our multi-MW power plant, $3,400 per kW for our MW plant and $4,200 per kW for the sub-MW product.

FuelCell Energy will continue its cost out initiatives in order to deliver competitively priced and environmentally friendly distributed generation products to the market. In 2008, we are targeting cost reductions of 20 percent for the MW-class DFC1500 and DFC3000 through an additional power output increase (uprate), strategic sourcing and continued manufacturing improvements. We are also working on increasing stack life that is expected to result in lower operating and maintenance costs across the entire product line.

Increasing annual order volume

In addition to the cost reduction initiatives discussed above, we need to increase annual order volume. Increased production volumes are necessary to lower costs by leveraging supplier/purchasing opportunities, incorporating manufacturing process improvements and spreading fixed costs over higher units of production. Our manufacturing and conditioning facilities have the equipment in place to accommodate 50 MW of annual production volume, but the higher production volume will require increasing the manufacturing workforce. Based upon existing backlog we are ramping our annual production volumes to 25 MW per year and adding equipment necessary to achieve 60 MW of capacity.

We ended fiscal 2007 with 15.55 MW in backlog. Subsequent to fiscal year end we closed an additional 9.45 MW of orders to end calendar year 2007 with 25 MW in backlog. We see continued opportunities for increased order volume in our key markets, including Asia, California, Connecticut and other developing markets. Examples of these opportunities include the following:

•
In Asia, the South Korean government has initiated a subsidy program with initial subsidies ranging from $0.23 to 0.28/kilowatt hour (kWh). This program was put in place to encourage utilities to buy highly efficient, ultra-clean, low-emission, fuel cell-produced electricity, thus helping the country to meet its carbon dioxide (CO2) reduction and clean air goals. In February, we signed a 10-year manufacturing and distribution agreement with POSCO Power. We expect that this partnership will allow us to capture significant opportunities in the South Korean market. During calendar year 2007, POSCO ordered 12.6 MW of DFC power plants, of which 12.3 MW are MW-class power plants. In addition, POSCO Power is building a fuel cell BOP manufacturing facility with 50 MW of capacity expected to be on-line in late 2008.

•
California is a leading market for our ultra-clean products with approximately 40% of our installed and backlog base at October 31, 2007. In California, high electricity costs and stringent environmental regulations make our products a compelling value proposition for customers. California extended its Self-Generation Incentive Program (SGIP) to 2012. The SGIP provides annual incentives, at least $80 million in 2008, for which our fuel cell products are eligible.

•
Connecticut has a funded RPS program titled the “Project 100 Program”. In March 2007, the Connecticut Clean Energy Fund recommended to the Connecticut Department of Public Utility Control (“DPUC”) that projects containing approximately 68 MW of the Company’s products be approved for contracts with Connecticut utilities under the State’s Project 100 Program. In December 2007, the DPUC issued a draft ruling recommending projects containing 16.2 MW of the Company’s products be awarded contracts from the utilities. A final decision by the DPUC is expected on January 23, 2008. The Connecticut program is an example of both the significant opportunity for our products in RPS markets and the risks associated with regulatory agencies awarding projects under these programs.

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

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of October 31, 2007 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$2,502	$930	$1,487	$85	$—
Term loans (principal and interest)	855	839	16	—	—
Purchase commitments(2)	41,992	41,077	915	—	—
Series I Preferred dividends payable (3)	19,392	379	9,543	1,894	7,576
Series B Preferred dividends payable (4)	7,258	3,206	4,052	—	—
Totals	$71,999	$46,431	$16,013	$1,979	$7,576

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.

(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Using an exchange rate of Cdn.$1.0478 to U.S.$1.00 (exchange rate on October 31, 2007), cumulative unpaid dividends and accrued interest of approximately $7.7 million on the Series 1 preferred shares were outstanding as of October 31, 2007. For the purposes of this disclosure, we have assumed that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). Interest accrues monthly at an annual rate of 8.75 percent. Repayment of the loan, together with any accrued and unpaid interest, is required on the earliest occurrence of any of the following events: (a) twelve months after the commencement date of the commercial operation of the Project, (b) the date of consummation and closing of permanent institutional financing of the Project, (c) the date of consummation and closing of any sale of the Project and (d) the date upon which certain change in control events occur related to BFCP. We have not made any prepayments as of October 31, 2007. The outstanding balance on this loan was $0.5 million, including $0.05 million of accrued interest, as of October 31, 2007.

In December 2006, we entered into a master equipment lease agreement for the lease of equipment. The lease agreement allows for an aggregate cost of equipment up to $2.5 million. As of October 31, 2007, we had capital lease obligations under this lease agreement of $0.3 million. Lease payment terms are thirty six months from the date of acceptance for leased equipment.

In June 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over eight years, with payments of interest only for the first six months and then repaid in monthly installments with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. At October 31, 2007, the outstanding balance on this loan was $0.3 million and the interest rate was 7.4 percent.

Approximately $3.4 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts. Approximately $2.7 million of this supported letters of credit, which all expired on December 31, 2007.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of October 31, 2007, our research and development sales backlog totaled $18.5 million. As this backlog is funded in future periods, we will incur additional research and development cost-share related to this backlog totaling approximately $14.7 million for which we would not be reimbursed by the government.

Product Sales Contracts

Our fuel cell power plant products are in the initial stages of development and market acceptance. As such, costs to manufacture and install our products exceed current market prices. As of October 31, 2007, we had product sales backlog of approximately $42.5 million. We do not expect sales from this backlog to be profitable.

Long-term Service Agreements

We have contracted with certain customers to provide service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products early stage of development could be materially different from actual expenses. As of October 31, 2007, we had a service agreement sales backlog of approximately $15.3 million.

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

We have qualified for incentive funding for these projects in California under the state’s Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of October 31, 2007 we had deferred revenue totaling $6.2 million on the consolidated balance sheet related to incentive funding received on PPAs.

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

As of October 31, 2007, we had 3 MW of power plants in operation under PPAs ranging from 5 - 10 years.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 or November 1, 2007). Due to the Company’s current income tax position, this new standard is not expected to have a material impact on our financial statements in the first fiscal quarter of 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. This Statement is effective for the beginning of fiscal year 2009. This new Statement is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. This Statement is effective for the beginning of fiscal year 2009. The cumulative effect of adoption, if any, would be reported as an adjustment to beginning retained earnings. We have currently not determined the potential effect of this Statement on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio as of October 31, 2007 includes U.S. Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities through June 30, 2008. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at October 31, 2007, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.9 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of October 31, 2007, approximately $0.4 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar. We also make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Derivative Fair Value Exposure

As discussed in more detail within Note 11 of Notes to Consolidated Financial Statements, we have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of October 31, 2007 was $0.3 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 25% increase from the closing price of our common stock at October 31, 2007 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $0.1 million, assuming all other assumptions remain the same.

As discussed in more detail within Note 2 of Notes to Consolidated Financial Statements, we have determined that the 2,286 warrants received in conjunction with our investment in Versa during the third fiscal quarter of 2007 represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of this derivative included within Investment and loan to affiliate on our Consolidated Balance Sheet as of October 31, 2007 was $0.2 million. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 10 percent increase in the volatility assumption used at October 31, 2007 would result in an increase in the fair value of this derivative and a charge to the Consolidated Statement of Operations of approximately $14 thousand, assuming all other assumptions remain the same.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FuelCell Energy, Inc.:

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. as of October 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2007. We also have audited FuelCell Energy, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FuelCell Energy, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal controls over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc. as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, FuelCell Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of November 1, 2005.

/s/ KPMG LLP
Hartford, Connecticut
January 14, 2008

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	October 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$92,997	$26,247
Investments: U.S. treasury securities	60,634	81,286
Accounts receivable, net of allowance for doubtful accounts of $63 and $43, respectively	10,063	9,402
Inventories, net	29,581	14,121
Other current assets	7,730	2,653
Total current assets	201,005	133,709

Property, plant and equipment, net	39,612	48,136
Investments: U.S. treasury securities	-	13,054
Investment and loan to affiliate	12,216	11,483
Other assets, net	355	270
Total assets	$253,188	$206,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$924	$653
Accounts payable	12,397	12,508
Accrued liabilities	8,511	6,418
Deferred license fee income	-	38
Deferred revenue and customer deposits	20,486	9,785
Total current liabilities	42,318	29,402

Long-term deferred revenue	4,401	5,162
Long-term debt and other liabilities	613	678
Total liabilities	47,332	35,242
Redeemable minority interest	11,884	10,665
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at October 31, 2007 and 2006.)	59,950	59,950
Commitments and Contingencies
Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at October 31, 2007 and 2006; 68,085,059 and 53,130,901 shares issued and outstanding at October 31, 2007 and 2006, respectively.	7	5
Additional paid-in capital	571,944	470,045
Accumulated deficit	(437,929)	(369,255)
Treasury stock, Common, at cost (12,282 and 15,583 shares in 2007 and 2006, respectively.)	(126)	(158)
Deferred compensation	126	158
Total shareholders’ equity	134,022	100,795
Total liabilities and shareholders’ equity	$253,188	$206,652

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
For the years ended October 31, 2007, 2006, and 2005
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2007	2006	2005
Revenues:
Product sales and revenues	$32,517	$21,514	$17,398
Research and development contracts	15,717	11,774	12,972
Total revenues	48,234	33,288	30,370

Costs and expenses:
Cost of product sales and revenues	61,827	61,526	52,067
Cost of research and development contracts	13,438	10,330	13,183
Administrative and selling expenses	18,625	17,759	14,154
Research and development expenses	27,489	24,714	21,840
Total costs and expenses	121,379	114,329	101,244

Loss from operations	(73,145)	(81,041)	(70,874)

License fee income, net	34	42	70
Interest expense	(84)	(103)	(103)
Loss from equity investments	(1,263)	(828)	(1,553)
Interest and other income, net	7,437	5,718	5,526
Loss before redeemable minority interest	(67,021)	(76,212)	(66,934)
Redeemable minority interest	(1,653)	107	—
Loss before provision for income taxes	(68,674)	(76,105)	(66,934)
Provision for income taxes	—	—	—
Loss from continuing operations	(68,674)	(76,105)	(66,934)
Discontinued operations, net of tax	—	—	(1,252)
Net loss	(68,674)	(76,105)	(68,186)
Preferred stock dividends	(3,208)	(8,117)	(6,077)
Net loss to common shareholders	$(71,882)	$(84,222)	$(74,263)

Loss per share basic and diluted:

Continuing operations	$(1.16)	$(1.65)	$(1.51)
Discontinued operations	—	—	(0.03)
Net loss to common shareholders	$(1.16)	$(1.65)	$(1.54)

Basic and diluted weighted average shares outstanding	61,990,555	51,046,843	48,261,387

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended October 31, 2007, 2006, and 2005
(Dollars in thousands, except share and per share amounts)

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Deferred Compensation	Total Shareholders’ Equity
Balance at October 31, 2004	48,132,694	5	$426,158	$(223,458)	$—	$—	$202,705
Sale of common stock	185,200	—	1,959	—	—	—	1,959
Reclassification of accretion of fair value discount and dividends paid for Series 1 Preferred stock (Note 1)	—	—	—	(1,637)	—	—	(1,637)
Preferred dividends - Series B	—	—	(5,004)	—	—	—	(5,004)
Equity method losses in Versa Power Systems, Inc.	—	—	—	(232)	—	—	(232)
Increase in additional paid-in-capital for stock and options issued under benefit plans	183,473	—	1,359	—	—	—	1,359
Deferred compensation	(4,279)	—	—	—	(44)	44	—
Net loss	—	—	—	(68,186)	—	—	(68,186)
Balance at October 31, 2005	48,497,088	5	424,472	(293,513)	(44)	44	130,964
Sale of common stock	681,000	—	7,993	—	—	—	7,993
Impact of change in accounting for Series 1 Preferred stock (Note 1)	—	—	—	363	—	—	363
Share-based compensation	—	—	4,369	—	—	—	4,369
Issuance of warrants under distributor agreement	—	—	34	—	—	—	34
Increase in additional paid-in-capital for stock and options issued under benefit plans	410,502	—	2,250	—	—	—	2,250
Conversion of Series B Preferred stock to common stock	3,553,615	—	39,039	—	—	—	39,039
Preferred dividends - Series B	—	—	(8,112)	—	—	—	(8,112)
Deferred compensation	(11,304)	—	—	—	(114)	114	—
Net loss	—	—	—	(76,105)	—	—	(76,105)
Balance at October 31, 2006	53,130,901	5	$470,045	$(369,255)	$(158)	$158	$100,795

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Shareholders’ Equity (continued)
For the years ended October 31, 2007, 2006, and 2005
(Dollars in thousands, except share and per share amounts

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury stock	Deferred Compensation	Total Shareholders’ Equity
Sale of common stock	13,467,730	$2	$96,712	$—	$—	$—	$96,714
Share-based compensation	—	—	5,167	—	—	—	5,167
Issuance of warrants under distributor agreement	—	—	10	—	—	—	10
Increase in additional paid-in-capital for stock and options issued under benefit plans	1,483,127	—	3,218	—	—	—	3,218
Preferred dividends - Series B	—	—	(3,208)	—	—	—	(3,208)
Deferred compensation	3,301	—	—	—	32	(32)	—
Net loss	—	—	—	(68,674)	—	—	(68,674)
Balance at October 31, 2007	68,085,059	$7	$571,944	$(437,929)	$(126)	$126	$134,022

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
For the years ended October 31, 2007, 2006, and 2005
(Dollars in thousands, except share and per share amounts)

	Years Ended October 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(68,674)	$(76,105)	$(68,186)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss from discontinued operations	—	—	(1,252)
Asset impairment	—	583	994
Stock-based compensation	5,167	4,369	236
Loss in equity investments	1,263	828	1,553
Redeemable minority interest	1,653	(107)	—
Interest receivable on loan to affiliate	(69)	233	—
Loss on derivatives	83	—	—
Depreciation and amortization	9,185	9,558	8,119
Accretion of bond discount	(740)	(167)	(809)
Provision for doubtful accounts	20	(62)	71
(Increase) decrease in operating assets:
Accounts receivable	(681)	897	(2,534)
Inventories	(11,517)	(1,980)	2,480
Other assets	(4,668)	1,001	725
Increase (decrease) in operating liabilities:
Accounts payable	(111)	6,274	(3,305)
Accrued liabilities	3,218	688	777
Deferred revenue and customer deposits	9,902	5,581	2,653
Net cash used in operating activities	(55,969)	(48,409)	(55,974)

Cash flows from investing activities:
Capital expenditures	(4,409)	(11,287)	(14,072)
Convertible loan to affiliate	(2,000)	—	—
Treasury notes matured	312,120	202,761	382,608
Treasury notes purchased	(277,674)	(139,676)	(432,424)
Net cash (used in) provided by investing activities	28,037	51,798	(63,888)

Cash flows from financing activities:
Repayment on long-term debt	(84)	(310)	(456)
Net proceeds from sale of common stock	96,257	7,993	1,992
Net proceeds from sale of preferred stock	—	—	99,007
Payment of preferred dividends	(3,642)	(8,931)	(4,354)
Common stock issued for option and stock purchase plans	2,151	1,404	616
Net cash provided by financing activities	94,682	156	96,805

Net (decrease) increase in cash and cash equivalents	66,750	(3,545)	(23,057)

Cash and cash equivalents-beginning of year	26,247	22,702	45,759
Cash and cash equivalents-end of year	$92,997	$26,247	$22,702

See accompanying notes to the consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy, Inc. is engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell ® (“DFC”) power plants produce reliable, secure and environmentally friendly 24/7 base load electricity for commercial and industrial, government and other customers. We have commercialized our DFC carbonate products and are beginning the development of planar solid oxide fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell products at prices lower than our current production costs, and invest in our cost reduction initiatives.

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd., and Bridgeport Fuel Cell Park, LLC and DFC-ERG Milford, LLC, which were formed for the purpose of developing projects within Connecticut. Alliance Monterrey, LLC; Alliance Chico, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to our prior year amounts to conform to the 2007 presentation.

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in money market funds and U.S. Treasury securities with original maturities averaging three months or less at date of acquisition. We place our temporary cash investments with high credit quality financial institutions. Approximately $3.4 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts. Approximately $2.7 million of this supported letters of credit, which all expired on December 31, 2007.

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

Raw materials consist mainly of various nickel powders and steels, and various other components used in producing cell stacks and purchased components for the BOP. Work-in-process inventory is comprised of material, labor, and overhead costs incurred by us to build fuel cell stacks, which are subcomponents of a power plant. Work in process also includes costs related to power plants in inventory which have not yet been dedicated to a particular commercial customer contract. From time to time, the company will inventory costs related to a research and development contract if those costs are incurred ahead of a contractual milestone in order to properly match revenue and costs of sales.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Our inventories are stated at the lower of recoverable cost or market price. In instances where costs incurred exceed current market price for our products, we provide for a lower of cost or market adjustment against gross inventory values.

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

Revenue Recognition

Our revenue is primarily generated from customers located throughout the U.S., Asia and Europe and from agencies of the U.S. government. We generally require a down payment with the acceptance of a purchase order from a customer.

We contract with our customers to perform research and development or manufacture, install and service fuel cell components and power plants under long-term contracts. We recognize revenue on a method similar to the percentage-of-completion method. Revenues on fuel cell research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. Revenues from government funded research, development and demonstration programs are generally multi-year, cost reimbursement and/or cost shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement.

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of October 31, 2007, research and development sales backlog totaled $18.5 million, of which 50 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Product sales and revenues include revenues from product sales, service contracts, revenue from the sale of electricity under power purchase agreements, grant revenue and power plant site engineering and construction revenue. Revenues from fuel cell product sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from the sale of electricity are recognized as electricity is generated and provided to the customer. Incentive funding revenue is recognized ratably over the term of the power purchase agreement. Site engineering and construction revenue is recognized as costs are incurred and revenue is earned.

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
For the years ended October 31, 2007, 2006, and 2005
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

Warranty Costs

We warranty our products for a specific period of time against manufacturing or performance defects. As we have limited operating experience, warranty costs are currently expensed as incurred.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the increase or decrease in equity from sources other than owners. Our comprehensive loss equals net loss as reported on our Consolidated Statement of Operations totaling $68.7 million, $76.1 million and $68.2 million for the years ended October 31, 2007, 2006 and 2005, respectively.

Foreign Currency Translation

Our Canadian operations are considered financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. Under the temporal method, foreign currency gains or losses are recorded on the statement of operations. The functional currency is U.S. dollars. Monetary items are translated at period end exchange rates; non-monetary items are translated at historical exchange rates; revenue and expense items are translated at average rates of exchange prevailing during the period; and depreciation and amortization are translated at the same exchange rate as the assets to which they relate. Monetary items consist primarily of current assets and current liabilities, such as cash, cash equivalents and investments and accounts payable, which are denominated in non-U.S. currencies. We did not have significant foreign currency gains or losses during fiscal years ended October 31, 2007, 2006 or 2005.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Discontinued Operations

On November 3, 2003, we completed the acquisition of Global Thermoelectric Inc. (“Global”), a leading developer of SOFC technology, headquartered in Calgary, Canada. On May 28, 2004, we completed the sale of Global, and its thermoelectric generator (“TEG”) product line, for proceeds of approximately U.S. $15.9 million. Our SOFC technology development group, including intellectual property, employees, and manufacturing, research and development facilities, was consolidated into FuelCell Energy, Ltd. (our Canadian subsidiary). Assets and liabilities relating to the SOFC business and the majority of Global’s cash was transferred to FuelCell Energy, Ltd. and FuelCell Energy, Inc. prior to the sale. During fiscal 2005, we exited certain facilities in Canada and as a result recorded fixed asset impairment charges totaling approximately $0.9 million. In addition, we incurred approximately $0.4 million of exit costs related to these facilities, which resulted in a total loss from discontinued operations of approximately $1.3 million.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006. The Company is still evaluating the impact of this standard, however due to the Company’s current income tax position, this new standard is not expected to have a material impact on our financial statements in the first fiscal quarter of 2008.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. This Statement is effective for the beginning of fiscal year 2009. This new Statement is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. This Statement is effective for the beginning of fiscal year 2009. The cumulative effect of adoption, if any, would be reported as an adjustment to beginning retained earnings. We have currently not determined the potential effect on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Change in Accounting for Series 1 Preferred Shares and Derivative Liability

In the fourth quarter of 2006, the Company recorded a cumulative net charge of $0.1 million to the Consolidated Statement of Operations to correct an accounting error related to the Series 1 Preferred shares of FuelCell Energy, Ltd (a wholly-owned subsidiary of the Company). This net charge was recorded in the Consolidated Statement of Operations as a loss on derivatives of $0.2 million, which is included within interest and other income, net, and a gain related to redeemable minority interest of $0.1 million. Prior to this change in accounting, the Series 1 Preferred shares were reported in shareholders’ equity as Preferred shares of subsidiary. We have concluded that these shares should be accounted for as a redeemable minority interest in FuelCell Energy, Ltd. As a result, we reclassified the Preferred shares of subsidiary totaling $10.7 million as of October 31, 2006 to Redeemable minority interest on the consolidated balance sheet. Additionally, for fiscal 2005 we reclassified to accumulated deficit the accretion of the fair value discount on the Series 1 Preferred shares and dividends paid on these shares, which had previously been reported in additional paid-in-capital. No revisions have been made to the historical Consolidated Statements of Operations.

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

Refer to Note 11 of Notes to Consolidated Financial Statements for additional information.

Note 2.  Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. Our equity investment in Versa totaled approximately $10.2 million and $11.5 million as of October 31, 2007 and 2006, respectively. Our ownership interest at October 31, 2007 was 39 percent and we account for Versa under the equity method of accounting.

During the third quarter of fiscal 2007, the Company invested $2.0 million in Versa in the form of a convertible note. This investment would bring the Company’s ownership percentage in Versa to approximately 43% should this note be converted into common stock. In conjunction with this investment the Company also received warrants for the right to purchase an additional 2,286 shares of common stock with an exercise price of $175 per share. We have determined that these warrants represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in the fair value of the warrants are recorded in the Consolidated Statements of Operations. The fair value of this derivative included within Investment and loan to affiliate on our Consolidated Balance Sheet as of October 31, 2007 was $0.2 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Investments

Our short and long term investments are in U.S. treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at October 31, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (losses)	Fair Value
At October 31, 2007
U.S. government obligations	$60,634	$71	$(1)	$60,704
At October 31, 2006
U.S. government obligations	$94,340	$24	$(345)	$94,019

Reported as:

	2007	2006
Short-term investments	$60,634	$81,286
Long-term investments	—	13,054
Total	$60,634	$94,340

As of October 31, 2007, short-term investment securities have maturity dates ranging from November 15, 2007 to June 30, 2008, and estimated yields ranging from 3.02 percent to 5.59 percent. Our weighted average yield on our short-term investments was 4.18% as of October 31, 2007.

Note 4. Inventories

The components of inventory at October 31, 2007 and October 31, 2006 consisted of the following:

	2007	2006
Raw materials	$8,682	$5,571
Work-in-process	20,899	8,550
Total	$29,581	$14,121

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $15.3 million and $10.8 million at October 31, 2007 and 2006, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Accounts Receivable

Accounts receivable at October 31, 2007 and 2006 consisted of the following:

	2007	2006
U.S. Government:
Amount billed	620	$28
Unbilled recoverable costs	1,835	674
	2,455	702
Commercial Customers:
Amount billed	4,989	3,447
Unbilled recoverable costs	2,619	5,253
	7,608	8,700
	10,063	$9,402

The allowance for doubtful accounts was $0.06 million and $0.04 million at October 31, 2007 and 2006, respectively. Fiscal 2007 activity within the allowance for doubtful accounts included decreases totaling $0.1 million, offset by increases totaling $0.1 million.

Note 6. Property, Plant and Equipment

Property, plant and equipment at October 31, 2007 and 2006 consisted of the following:

	2007	2006	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,454	5,996	10-26 years
Machinery, equipment and software	53,449	50,645	3-8 years
Furniture and fixtures	2,468	2,456	10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	17,743	20,576	10 years
Construction in progress(1)	5,009	6,316
	87,710	88,576
Less, accumulated depreciation and amortization	(48,098)	(40,440)
Total	$39,612	$48,136

(1)
Included in construction in progress are costs of approximately $0.7 million and $3.0 million at October 31, 2007 and 2006, respectively, to build power plants, which will service power purchase agreement contracts.

During fiscal 2006, the Company recorded a charge of $0.5 million related to the impairment of the 1 MW power plant that was being used to produce electricity under a power purchase agreement with the Sierra Nevada Brewing Co. This charge is included in cost of product sales and revenue on the consolidated statement of operation for fiscal 2006 and the fair value of the asset was based on an estimate of future cash flows directly associated with the use and eventual disposition of the asset. As of October 31, 2006, the Company expected the power plant to be sold, however certain modifications were still in process to allow for the power plant to run on digester gas. In December 2006, we completed the sale of this power plant to the Sierra Nevada Brewing Co. This resulted in a $5.5 million decrease in gross property, plant and equipment, a $1.5 million decrease in accumulated depreciation and a $2.2 million decrease in liabilities related to the California Self-Generation Incentive Program which were assumed by the Sierra Nevada Brewing Co. Net cash proceeds from this transaction were $1.8 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Depreciation expense was $9.2 million for the years ended October 31, 2007 and 2006 and $7.8 million for the year ended October 31, 2005.

Note 7. Other Assets

The components of other current assets at October 31, 2007 and October 31, 2006 consisted of the following:

	2007	2006
Advance payments to vendors (1)	$4,073	$765
Interest receivable	925	789
Receivable for sale of common stock	398	—
Receivable for state research and development tax credit	1,243	—
Prepaid expenses and other	1,091	1,099
Total	$7,730	$2,653

(1)
Advance payments to vendors related to inventory purchases. We provide for a lower of cost or market adjustment against these advance payments. This adjustment totaled approximately $1.6 million and $0.5 million at October 31, 2007 and 2006, respectively.

Other long-term assets at October 31, 2007 and 2006 primarily related to security deposits and interest receivable on loan to affiliate.

Note 8. Accrued Liabilities

Accrued liabilities at October 31, 2007 and 2006 consisted of the following:

	2007	2006
Accrued payroll and employee benefits	$4,026	$3,631
Accrued contract and operating costs	1,858	1,280
Reserve for long-term service agreement costs	2,293	1,230
Accrued taxes and other	334	277
Total	$8,511	$6,418

Note 9. Debt

At October 31, 2007 and 2006, debt consisted of the following:

	2007	2006
Notes payable	$1,100	$955
Less - current portion	(924)	(653)
Long-term debt	$176	$302

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). Interest accrues monthly at an annual rate of 8.75 percent. Repayment of the loan, together with any accrued and unpaid interest, is required on the earliest occurrence of any of the following events: (a) twelve months after the commencement date of the commercial operation of the Project, (b) the date of consummation and closing of permanent institutional financing of the Project, (c) the date of consummation and closing of any sale of the Project and (d) the date upon which certain change in control events occur related to BFCP. We have not made any prepayments as of October 31, 2007. The outstanding balance on this loan was $0.5 million, including $0.05 million of accrued interest, as of October 31, 2007.

In December 2006, we entered into a master equipment lease agreement for the lease of equipment. The lease agreement allows for an aggregate cost of equipment up to $2.5 million. As of October 31, 2007, we had capital lease obligations under this lease agreement of $0.3 million. Lease payment terms are thirty six months from the date of acceptance for leased equipment.

In June 2000, we entered into a loan agreement, secured by machinery and equipment, and have borrowed an aggregate of $2.2 million under the agreement. The loan is payable over eight years, with payments of interest only for the first six months and then repaid in monthly installments with interest computed annually based on the ten-year U.S. Treasury note plus 2.5 percent. At October 31, 2007, the outstanding balance on this loan was $0.3 million and the interest rate was 7.4 percent.

Aggregate annual principal payments under the loan agreements for the years subsequent to October 31, 2007 are as follows:

2008	$380
2009	117
2010	59
$556

The BFCP outstanding loan of $0.5 million is not included in the table above as the timing of events that would result in repayment, as outlined above, are not determinable. This loan is classified as currently payable in the Consolidated Balance Sheets.

Note 10. Shareholders’ Equity

Options and Stock Purchase Plan

At October 31, 2007, 9.4 million shares of common stock have been reserved for issuance pursuant to our equity incentive plans and our Section 423 Stock Purchase Plan. Refer to Note - 13 for additional disclosure related to these plans.

Common Stock Sales

During 2007, POSCO Power purchased approximately 3.8 million shares of our common stock for $29.0 million. We also completed a public offering of 9.4 million shares of our common stock for net proceeds of $65.4 million and sold 280,000 shares of our common stock on the open market for net proceeds of $2.3 million

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)
Warrants

On July 7, 2005, we issued warrants to purchase up to an aggregate of 1,000,000 shares of our common stock to Enbridge Inc. (Enbridge) in conjunction with an amended distribution agreement. All previously issued warrants to Enbridge were cancelled. The warrants vest on a graduated scale based on the total number of megawatts contained in product orders and the timing of when such orders are generated by Enbridge. In October 2006 and July 2007, Enbridge placed qualifying orders resulting in vesting of 30,000 and 7,500 warrants, respectively, both with an exercise price of $9.89. The expiration dates are October 31, 2008 for the 30,000 vested warrants and October 31, 2009 for the 7,500 vested warrants. As of October 31, 2007, 212,500 warrants expired unvested and the remaining available unvested warrants totaled 750,000 with exercise prices ranging from $10.88 to $11.87 per share and expiration dates ranging from October 31, 2008 to October 31, 2011.

Investments by Strategic Partners

Three of our key business partners are shareholders of FuelCell Energy; POSCO Power, MTU Friedrichshafen GmbH and Marubeni. These business partners have less than a 10 percent ownership interest in the Company and do not exercise management control over the business.

Note 11. Preferred Stock

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

At October 31, 2007 and 2006, there were 250,000 authorized and there were 64,120 shares issued and outstanding. The carrying value of the Series B Preferred Stock outstanding as of October 31, 2007 and 2006 represents net proceeds to us of approximately $60.0 million. During fiscal 2006, we converted 41,755 shares of Series B Preferred Stock (the "Shares") into 3,553,615 shares of our common stock. The conversion occurred pursuant to the terms of the Certificate of Designation for the Series B Preferred Stock, whereby upon conversion, the holders received 85.1064 shares of our common stock per share of Series B Preferred Stock. In addition, pursuant to the conversion of the Shares, we paid the holders of the Shares a per Share conversion premium ("Conversion Premium"). The aggregate Conversion Premium was $4.3 million, which has been recorded as a dividend.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

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
For the years ended October 31, 2007, 2006, and 2005
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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

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
For the years ended October 31, 2007, 2006, and 2005
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

As of November 3, 2003, the acquisition date of Global, the fair value of the Series 1 Preferred shares was determined using the income approach to estimate the fair value of the securities based on expected future economic benefits. In applying this method, cash flows are estimated for the life of the securities and then discounted to present value to arrive at an indication of fair value. Amounts projected and then discounted included future dividend payments and conversion of the securities in 2020. Implicit in this valuation are certain assumptions regarding timing and payment of dividends and the ultimate conversion of the securities. Because the Series 1 Preferred shares were issued as a replacement of the Series 2 Preferred shares with equivalent terms and dividend requirements, the Company determined that the fair value of the Series 1 Preferred shares determined on the acquisition date of Global was equivalent to the Series 2 Preferred shares. The fair value of the Series 1 Preferred shares is adjusted quarterly to reflect dividend payments and accretion of the fair value discount. As of October 31, 2007, the Series 1 Preferred shares had an accreted value of $11.9 million.

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

Dividends - Quarterly dividends of Cdn.$312,500 accrue on the Series 1 Preferred shares (subject to possible reduction pursuant to the terms of the Series 1 Preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc. (“Enbridge”), the sole current holder of the Series 1 Preferred shares, as long as Enbridge holds these shares. Interest accrues on cumulative unpaid dividends at a 2.45% quarterly rate, compounded quarterly, until payment thereof. All cumulative unpaid dividends must be paid by December 31, 2010. Using an exchange rate of Cdn.$1.0478 to U.S.$1.00 (exchange rate on October 31, 2007), cumulative unpaid dividends and accrued interest of approximately $7.7 million on the Series 1 preferred shares were outstanding as of October 31, 2007. Subsequent to 2010, FuelCell Energy, Ltd. would be required to pay annual dividend amounts totaling Cdn.$1.25 million so long as the Series 1 Preferred shares remain outstanding. The Company has guaranteed the dividend obligations to the Series 1 Preferred shareholders. During the year ended October 31, 2007, we paid cash dividends totaling Cdn. $500,000 to Enbridge.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

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

The assumptions used in both valuation models discussed above include historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the security is denominated in Canadian dollars, and the closing price of the Company’s common stock to determine the fair value of the derivatives. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of October 31, 2007 was $0.3 million

Note 12. Segment Information and Major Customers

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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents net revenues by country:

	Years ended October 31,
Revenues:	2007	2006	2005
U.S.	$31,687	$26,584	$22,178
Canada	3,587	—	—
Germany	5,153	4,097	2,648
Japan	1,363	1,660	5,544
South Korea	6,444	947	—
Total	$48,234	$33,288	$30,370

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Information about Major Customers

We contract with a small number of customers for the sale of our products or research and development contracts. Those customers that accounted for greater than ten percent of our total net revenues during the three years ended October 31, 2007 are as follows:

	Years ended October 31,
	2007	2006		2005
U.S. Government (1)	31%	34%		40%
MTU CFC	11%	12%		* %
POSCO	13%	*	%	* %
County of Alameda, CA	* %	*	%	10%
Marubeni	* %	*	%	18%

*	Less than 10 percent of total revenues in period.

(1)	Includes government agencies such as the U.S. Department of Energy and the U.S. Navy either directly or through prime contractors.

Note 13. Benefit Plans

The Company has an employee savings plan, shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

Employee Savings Plans

The Capital Accumulation Plan (the “Plan”) for employees of FuelCell Energy, Inc. was established by us on January 19, 1987 and was last amended in December 2006. A three-member committee administers the Plan. The Plan is a 401(k) plan covering our full time employees and provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. We provide matching contributions equal to the employee’s deferred compensation, up to a maximum of 6 percent of the employee’s annual compensation. Participants are required to contribute a minimum of 3 percent in order to be eligible to participate and receive a Company match. Company contributions begin vesting after one year and are fully vested after five years. Under the Plan, there is no option available to the employee to receive or purchase our common stock. Under this plan, we charged to expense $1.3 million during fiscal years ended October 31, 2007 and 2006 and $1.2 million during the fiscal year ended October 31, 2005.

Equity Incentive Plans

The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of October 31, 2007, 2.1 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at October 31, 2007 or 2006.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

On November 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective approach. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which we used to account for share-based compensation transactions prior to November 1, 2005. The compensation expense for Share-Based Plans is recognized on a straight-line basis over the vesting period of each award.

Share-based compensation included in the Consolidated Statements of Operations for the fiscal years ended October 31, 2007 and 2006 was as follows:

	2007	2006
Cost of product sales and revenues	$714	$703
Cost of research and development contracts	297	206
General and administrative expense	3,030	2,634
Research and development expense	1,085	807
Total share-based compensation	$5,126	$4,350

There was no share-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2005. The following table illustrates the effect on net loss and net loss per basic and diluted share for fiscal 2005 as if we had applied the fair value method to our share-based compensation:

2005
Net loss to common shareholders, as reported	$(74,263)
Add: Share-based employee compensation expense included in reported net loss	169
Less: Total share-based employee compensation expense determined under the fair value method for all awards	(7,425)
Pro forma net loss to common shareholders	$(81,519)

Loss per basic and diluted common share to common shareholders, as reported	$(1.54)
Pro forma loss per basic and diluted common share to common shareholders	$(1.69)

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility for fiscal 2007 is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. Expected volatility for fiscal 2006 and 2005 is based on the historical volatility of the Company’s stock. We use historical data to estimate the expected term of options granted.

	2007	2006	2005
Expected life (in years)	6.6	6.3	6.3
Risk-free interest rate	4.5%	4.6%	4.0%
Volatility	60.8%	56.6%	73.0%
Dividend yield	0%	0%	0%

The following table summarizes the Plans’ stock option activity for the year ended October 31, 2007:

	Number of options	Weighted average option price
Outstanding at October 31, 2006	6,453,404	$10.33
Granted	1,008,712	7.35
Exercised	(1,294,000)	1.83
Cancelled	(842,775)	14.94
Outstanding at October 31, 2007	5,325,341	$11.11

The weighted average grant-date fair value per share for options granted during the periods ended October 31, 2007, 2006 and 2005 was $4.62, $5.91, and $6.10 respectively. The total intrinsic value of options outstanding and options exercisable at October 31, 2007 was $8.8 million and $5.5 million, respectively. The total intrinsic value of options exercised during the periods ended October 31, 2007, 2006 and 2005 was $7.3 million, $2.1 million, and $0.4 million respectively.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2007:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.27	-	$5.10	343,800	1.19	1.72	343,800	1.72
$5.11	-	$9.92	2,422,842	7.60	7.62	1,009,455	7.44
$9.93	-	$14.74	1,740,081	6.47	12.12	1,117,650	12.76
$14.75	-	$19.56	322,618	3.34	16.83	319,493	16.84
$19.57	-	$24.39	237,000	3.46	23.01	237,000	23.01
$24.40	-	$29.21	27,000	3.24	26.15	27,000	26.15
$29.22	-	$34.03	168,000	3.10	29.91	168,000	29.91
$34.04	-	$48.49	64,000	2.95	38.50	64,000	38.50
			5,325,341	6.20	11.11	3,286,398	12.59

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

As of October 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $8.4 million, which is expected to be recognized over the next 1.2 years on a weighted-average basis.

During fiscal 2007 and 2006, we issued 8,391 and 14,480 shares of common stock, respectively, with values of $0.07 million and $0.1 million, respectively, to directors as compensation in lieu of cash. These shares were fully vested at the date of grant.

Employee Stock Purchase Plan

Our shareholders adopted a Section 423 Stock Purchase Plan (the “ESPP”) on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to subscribe to purchase shares of common stock at the lesser of 85 percent of the high and low market prices on the first day of the purchase period or the last day of the purchase period and such purchased shares have a six month vesting period. As of October 31, 2007, there were 308,270 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

ESPP activity for the year ended October 31, 2007 was as follows:

Number of Shares
Balance at October 31, 2006	355,587
Issued @ $5.63	(22,750)
Issued @ $5.61	(24,567)

Balance at October 31, 2007	308,270

The weighted-average grant date fair value of shares under the ESPP during fiscal 2007 was $1.94.

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected life (in years)	.5	.5	.5
Risk-free interest rate	5.06%	4.6%	3.6%
Volatility	46.7%	50.2%	66.9%
Dividend yield	0%	0%	0%

Incentive Compensation

Stock may be issued to employees as part of the annual incentive bonus. During fiscal 2007 and 2006, we issued shares of common stock totaling 133,419 and 75,585, respectively, with values of $0.9 million and $0.7 million, respectively, as incentive bonus (in lieu of cash).

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Note 14. Income Taxes

The components of loss from continuing operations before income taxes for the fiscal years ended October 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
U.S.	$(66,988)	$(76,098)	$(67,017)
Foreign	(1,686)	(7)	83
Loss before income taxes	$(68,674)	$(76,105)	$(66,934)

There was no current or deferred federal income tax expense (benefit) for the years ended October 31, 2007, 2006 and 2005. Franchise tax expense, which is included in administrative and selling expenses, was $0.4 million, $0.3 million and $0.4 million for the years ended October 31, 2007, 2006 and 2005, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Statutory federal income tax rate	(34.0%)	(34.0%)	(34.0%)
State Taxes Net of Federal Benefit	(4.82%)	(11.73%)	(3.89%)
Nondeductible Expenditures	1.96%	0.46%	0.07%
Other, net	0.84%	0.69%	(1.64%)
Valuation Allowance	36.03%	44.58%	39.46%
Effective income tax rate	0.0%	0.0%	0.0%

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Our federal and state deferred tax assets and liabilities consisted of the following at October 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Compensation and benefit accruals	$2,686	$1,890
Bad debt and other reserves	1,062	644
Capital loss and tax credit carryforwards	6,693	6,188
Investment in Versa	1,427	924
Net operating losses	138,545	118,132
Lower of cost or market reserves	6,839	4,527

Gross deferred tax assets:	157,252	132,304
Valuation allowance	(153,337)	(128,594)
Deferred tax assets after valuation allowance	3,915	3,710

Deferred tax liability:
Investment in Partnerships	(932)	(336)
Accumulated depreciation	(2,983)	(3,374)

Gross deferred tax liability	(3,915)	(3,710)

Net deferred tax assets (state and federal)	$—	$—

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

At October 31, 2007, we had available, for federal and state income tax purposes, net operating loss carryforwards of approximately $400.6 million and $319.2 million, respectively. The Federal net operating loss carryforwards expire in varying amounts from 2020 through 2027 while state net operating loss carryforwards expire in varying amounts from 2011 through 2027. Additionally, we had approximately $6.6 million of state tax credits available as of October 31, 2007, which are available to carry forward to future years and expire at various times beginning in 2008.

Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2007 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have determined that there has been no ownership change as of the end of our 2005 fiscal year under Section 382. We have not completed a detailed Section 382 study to determine if any of the NOL and credits generated will be subject to limitation for fiscal 2006 or 2007, but because of our tax position, no material ownership percentage changes and full valuation allowance, we would not expect any impact to our Consolidated Statement of Operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Note 15. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	2007	2006	2005
Weighted average basic common shares	61,990,555	51,046,843	48,261,387
Effect of dilutive securities(1)	—	—	—
Weighted average basic common shares adjusted for diluted calculations	61,990,555	51,046,843	48,261,387

(1)
We computed earnings per share without consideration to potentially dilutive instruments due to the fact that losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at October 31, 2007, 2006 and 2005 totaled 2.9 million, 1.9 million and 2.8 million, respectively. Future potentially dilutive stock options that were not in-the-money at October 31, 2007, 2006 and 2005 totaled 2.4 million, 4.5 million and 3.0 million, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of October 31, 2007, 37,500 warrants were vested with an exercise price of $9.89. At October 31, 2007, we also had 750,000 unvested warrants. Refer to Note 10 for further information on warrants.

Note 16. Commitments and Contingencies

Lease agreements

In December 2006, we entered into a master equipment lease agreement for the lease of equipment. The lease agreement allows for an aggregate cost of equipment up to $2.5 million. As of October 31, 2007, we had capital lease obligations under this lease agreement of $0.3 million. Lease payment terms are thirty six months from the date of acceptance for leased equipment.

We also lease certain computer and office equipment, the Torrington, CT manufacturing facility and additional manufacturing space in Danbury, CT, under operating leases expiring on various dates through 2011. Rent expense was $1.1 million for the fiscal year ended October 31, 2007 and $1.2 million for the fiscal years ended October 31, 2006 and 2005.

For rental and lease agreements as of October 31, 2007, aggregate minimum annual payments for the years subsequent to October 31, 2007 are as follows:

2008	$930
2009	914
2010	573
2011	85
$2,502

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Service and warranty agreements

Once a fuel cell is installed at a customer site, the Company generally provides a warranty period on certain components. As the product models are still in development and the Company has limited operating experience on the fielded fleet, warranty costs are expensed when they can be reasonably estimated or as incurred.

In addition to the standard product warranty, certain customers have agreed to extended service agreements (typically a five year term) whereby they will contract with us to provide routine maintenance, minimum operating levels and warranty on certain parts.

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

Royalty agreements

We have royalty agreements with MTU CFC, pursuant to which we have agreed to pay royalties based upon certain milestones or events relating to the sale of carbonate fuel cells. We have accrued approximately $0.4 million of royalty expense under these agreements. Through October 31, 2007, we have not paid any royalties. In connection with certain contracts and grants from the DOE, we have agreed to pay the DOE 10 percent of the annual license income received from MTU CFC, up to $0.5 million in total. Through October 31, 2007, we have paid the DOE a total of $0.5 million.

Legal proceedings

On November 14, 2005, Zoot Properties, LLC and Zoot Enterprises, Inc. (“Zoot”) commenced an action in the U.S. District Court for the District of Montana, Butte Division against the Company and one of our distribution partners, PPL Energy Services Holding, LLC. The lawsuit alleged that the plaintiffs purchased fuel cells from PPL that were manufactured by the Company, and that these fuel cells failed to perform as represented and warranted. Zoot sought rescission of the contract with PPL, totaling approximately $2.5 million. We reached a settlement agreement on this lawsuit resulting in payments by the Company during the third quarter of 2007, net of insurance, of $0.8 million in exchange for the power plants which were recorded in inventory at this amount. As a result, there was no impact on the Company’s Consolidated Statement of Operations from this settlement.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Note 17. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Year Ended October 31,
	2007	2006	2005
Cash paid during the period for:
Interest	$84	$102	$100

Supplemental disclosure of non-cash investing and financing activities:
Assets and liabilities, net, invested in Versa Power Systems, Inc.	$—	$—	$12,132
Impact on investing activities resulting from the sale of a power plant to Sierra Nevada Brewing Co.(1)	(3,943)	—	—
Accrued Employee Stock Purchase Plan	128	140	—
Common stock issued for employee annual incentive bonus	942	717	506

(1)
In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. The net book value of the asset of approximately $3.9 million, which was recorded in property, plant and equipment as of October 31, 2006, was recorded in cost of product sales and revenues upon the sale of the asset. In addition, this sale resulted in the assumption by the buyer of certain of our incentive fund liabilities resulting in a $2.2 million decrease in deferred revenue liabilities, which was recorded in cost of product sales and revenues. Net cash proceeds from this transaction were $1.8 million, which is included within operating activities on the Consolidated Statement of Cash Flows. Refer also to Note 6 - Property, Plant and Equipment.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
For the years ended October 31, 2007, 2006, and 2005
(Tabular amounts in thousands, except share and per share amounts)

Note 18.    Quarterly Information (Unaudited)

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2007 and 2006. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Year ended October 31, 2007:
Revenues	$6,834	$11,383	$13,544	$16,473		$48,234
Operating loss	(19,764)	(18,534)	(17,733)	(17,114)		(73,145)
Net loss	(19,236)	(18,004)	(15,440)	(15,994)		(68,674)
Preferred stock dividends	(802)	(802)	(802)	(802)		(3,208)
Net loss to common shareholders	(20,038)	(18,806)	(16,242)	(16,796)		(71,882)
Loss per basic and diluted common share:
Net loss to common shareholders	$(0.38)	$(0.32)	$(0.24)	$(0.25)		$(1.16)

Year ended October 31, 2006:
Revenues	$5,944	$9,534	$8,683	$9,127		$33,288
Operating loss	(16,437)	(19,008)	(20,145)	(25,451)		(81,041)
Net loss	(15,075)	(18,058)	(18,712)	(24,260)		(76,105)
Preferred stock dividends	(1,595)	(5,462)	(1,082)	(802	)*	(8,117	) *
Net loss to common shareholders	(16,670)	(23,520)	(19,794)	(25,062	) *	(84,222	) *
Loss per basic and diluted common share:
Net loss to common shareholders	$(0.34)	$(0.48)	$(0.37)	$(0.47)		$(1.65)

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of October 31, 2007, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2007 based on the specified criteria.

/s/ R. Daniel Brdar	/s/ Joseph G. Mahler
R. Daniel Brdar	Joseph G. Mahler
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

January 14, 2008	January 14, 2008

Changes in internal control over financial reporting.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required under this Item is incorporated by reference to the Company’s 2008 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 11. Executive Compensation

Information required under this Item is incorporated by reference to the Company’s 2008 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated by reference to the Company’s 2008 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated by reference to the Company’s 2008 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 14. Principal Accounting Fees and Services

Information required under this Item is incorporated by reference to the Company’s 2008 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.1
Securities Purchase Agreement dated as of February 7, 2007, by and between FuelCell Energy, Inc. and POSCO Power (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated February 20, 2007)

10.6
**License Agreement, dated February 11, 1988, between Electric Power Research Institute and the Company (confidential treatment requested) (incorporated by reference to exhibit of the same number contained in the Company’s Registration Statement on Form S-1 (File No. 33-47233) dated April 14, 1992)

10.21
*FuelCell Energy, Inc. 1988 Stock Option Plan (incorporated by reference to exhibit of the same number contained in the Company’s Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 1, 1992)

10.26
Addendum to License Agreement, dated as of September 29, 1989, between Messerschmitt-Bölkow-Blohm and the Company (incorporated by reference to exhibit of the same number contained in the Company’s Amendment No. 3 to its Registration Statement on Form S-1 (File No. 33-47233) dated June 24, 1992)

10.27
Cross-Licensing and Cross-Selling Agreement, as amended December 15, 1999, between the Company and MTU CFC Motoren-Und Turbinen-Union Friedrichshafen GmbH (“MTU CFC”) (incorporated by reference to exhibit of the same number contained in the Company’s 10-Q for the period ended January 31, 2000)

10.31
License Agreement for The Santa Clara Demonstration Project between the Company and the Participants in the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.32
Security Agreement for the Santa Clara Demonstration Project, dated September 16, 1993 (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.33
Guaranty By FuelCell Energy, Inc., dated September 16, 1993, for the Santa Clara Demonstration Project (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1993, dated January 18, 1994)

10.36
*The FuelCell Energy, Inc. Section 423 Stock Purchase Plan (incorporated by reference to exhibit of the same number contained in the Company’s 10-KSB for fiscal year ended October 31, 1994 dated January 18, 1995)

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

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement ** Confidential Treatment has been granted for portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ R. Daniel Brdar	Dated: January 14, 2008
R. Daniel Brdar Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ R. Daniel Brdar
R. Daniel Brdar	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	January 14, 2008

/s/ Joseph G. Mahler
Joseph G. Mahler	Senior Vice President, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Accounting and Financial Officer)	January 14, 2008

/s/ Christof von Branconi
Christof von Branconi	Director	January 11, 2008

/s/ Richard A. Bromley
Richard A. Bromley	Director	January 9, 2008

/s/ Glenn H. Epstein
Glenn H. Epstein	Director	January 12, 2008

/s/ James D. Gerson
James D. Gerson	Director	January 9, 2008

/s/ Thomas L. Kempner
Thomas L. Kempner	Director	January 10, 2008

/s/ William A. Lawson
William A. Lawson	Director	January 10, 2008

/s/ George K. Petty
George K. Petty	Director	January 13, 2008

/s/ John A. Rolls
John A. Rolls	Director	January 13, 2008

INDEX OF EXHIBITS

Exhibit 21	Subsidiaries of the registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002