Form 10-Q
period 2008-01-31
FUELCELL ENERGY INC
filed 2008-03-11
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-14204

FUELCELL ENERGY, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	06-0853042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Great Pasture Road	06813
Danbury, Connecticut (Address of Principal Executive Offices)	Zip Code

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

Yes ☐   No ☒

Number of shares of common stock, par value $.0001 per share, outstanding at March 7, 2008: 68,580,901

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three Month Period Ended January 31, 2008

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of January 31, 2008 and October 31, 2007	3

	Consolidated Statements of Operations for the three months ended January 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the three months ended January 31, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6.	Exhibits	29

	Signature	30

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	January 31, 2008	October 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,865	$92,997
Investments: U.S. treasury securities	54,635	60,634
Accounts receivable, net of allowance for doubtful accounts of $37 and $63, respectively	10,402	10,063
Inventories, net	35,411	29,581
Other current assets	7,513	7,730
Total current assets	189,826	201,005

Property, plant and equipment, net	38,761	39,612
Investments: U.S. treasury securities	2,079	-
Investment and loan to affiliate	11,792	12,216
Other assets, net	404	355
Total assets	$242,862	$253,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$849	$924
Accounts payable	9,746	9,516
Accounts payable due to affiliate	1,372	2,881
Accrued liabilities	9,471	8,511
Deferred license fee income	600	-
Deferred revenue and customer deposits	27,139	20,486
Total current liabilities	49,177	42,318

Long-term deferred revenue	3,948	4,401
Long-term debt and other liabilities	579	613
Total liabilities	53,704	47,332
Redeemable minority interest	12,322	11,884
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at January 31, 2008 and October 31, 2007.)	59,950	59,950
Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at January 31, 2008 and October 31, 2007; 68,291,750 and 68,085,059 shares issued and outstanding at January 31, 2008 and October 31, 2007, respectively.	7	7
Additional paid-in capital	573,725	571,944
Accumulated deficit	(456,846)	(437,929)
Treasury stock, Common, at cost (12,282 shares at January 31, 2008 and October 31, 2007)	(126)	(126)
Deferred compensation	126	126
Total shareholders’ equity	116,886	134,022
Total liabilities and shareholders’ equity	$242,862	$253,188

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended January 31,
Revenues:	2008	2007
Product sales and revenues	$9,768	$4,899
Research and development contracts	5,251	1,935
Total revenues	15,019	6,834

Costs and expenses:
Cost of product sales and revenues	19,410	13,382
Cost of research and development contracts	4,440	1,944
Administrative and selling expenses	4,812	4,417
Research and development expenses	5,484	6,855
Total costs and expenses	34,147	26,598

Loss from operations	(19,128)	(19,764)

License fee income, net	—	34
Interest expense	(32)	(27)
Loss from equity investments	(443)	(217)
Interest and other income, net	1,125	1,129

Loss before redeemable minority interest	(18,479)	(18,845)

Redeemable minority interest	(438)	(391)

Loss before provision for income taxes	(18,917)	(19,236)

Provision for income taxes	—	—

Net loss	(18,917)	(19,236)

Preferred stock dividends	(802)	(802)

Net loss to common shareholders	$(19,719)	$(20,038)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.29)	$(0.38)
Basic and diluted weighted average shares outstanding	68,204,735	53,172,189

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(18,917)	$(19,236)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	1,254	1,302
Loss in equity investments	443	217
Loss on redeemable minority interest	438	391
Interest receivable on loan to affiliate	(43)	—
Impairment of long-lived assets	179	—
Gain on derivative	(45)	(4)
Depreciation	2,173	2,445
Amortization (accretion) of bond premium (discount)	—	(306)
Provision for doubtful accounts	(26)	72
(Increase) decrease in operating assets:
Accounts receivable	(313)	1,373
Inventories	(5,830)	(2,840)
Other assets	(184)	(1,220)
Increase (decrease) in operating liabilities:
Accounts payable	(1,279)	(4,326)
Accrued liabilities	1,108	2,723
Deferred revenue and customer deposits	6,200	(871)
Deferred license fee income and other	600	(38)
Net cash used in operating activities	(14,242)	(20,318)

Cash flows from investing activities:
Capital expenditures	(1,467)	(1,623)
Treasury notes matured	17,100	34,000
Treasury notes purchased	(13,180)	(19,896)
Net cash provided by investing activities	2,453	12,481

Cash flows from financing activities:
Repayment of debt	(122)	(98)
Proceeds from debt	—	165
Payment of preferred dividends	(802)	(802)
Net proceeds from sale of common stock	837	107
Common stock issued for option plans	744	7
Net cash provided by (used in) financing activities	657	(621)

Net decrease in cash and cash equivalents	(11,132)	(8,458)

Cash and cash equivalents-beginning of period	92,997	26,247
Cash and cash equivalents-end of period	$81,865	$17,789

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy develops and markets ultra-clean power plants that generate electricity with virtually no air pollution and reduced greenhouse gas emissions using a variety of fuels including renewable biogas and readily available fuels like natural gas. To date our products have generated over 200 million kilowatt hours of electricity and are generating power at over 40 locations around the world.

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

Basis of Presentation - Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of January 31, 2008 have been included. The consolidated balance sheet as of October 31, 2007 has been derived from the audited financial statements at that date. Certain reclassifications have been made to our prior year amounts to conform to the 2008 presentation.

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

The results of operations and cash flows for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2007 Annual Report on Form 10-K.

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
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency losses of approximately $0.06 million and $0.02 million during the three months ended January 31, 2008 and 2007, respectively. These amounts have been classified in interest and other income on our consolidated statements of operations.

Comprehensive Loss

Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statements of operations of $18.9 million and $19.2 million for the three months ended January 31, 2008 and 2007, respectively. Comprehensive income (loss) is defined as the increase or decrease in equity from sources other than owners.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 or November 1, 2007). The Company adopted this standard effective November 1, 2007 and there was no material impact to the consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. This Statement is effective for the beginning of fiscal year 2009. The cumulative effect of adoption, if any, would be reported as an adjustment to beginning retained earnings. We have currently not determined the potential effect of this Statement on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations”, and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This Statement also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 2. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. Our investment in Versa totaled approximately $11.8 million and $12.2 million as of January 31, 2008 and October 31, 2007, respectively. Our current ownership interest is approximately 39 percent and we account for Versa under the equity method of accounting. The Company recorded a $0.4 million loss from this equity investment during the three months ended January 31, 2008.

Note 3. Investments

Our short and long-term investments are in U.S. Treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at January 31, 2008 and October 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At January 31, 2008
U.S. government obligations	$56,714	$342	$—	$57,056

At October 31, 2007
U.S. government obligations	$60,634	$71	$(1)	$60,704

Reported as:	January 31,	October 31,
	2008	2007
Short-term investments	$54,635	$60,634
Long-term investments	2,079	—
Total	$56,714	$60,634

As of January 31, 2008, short-term investment securities have maturity dates ranging from March 28, 2008 to August 15, 2008, and estimated yields ranging from 2.39 percent to 4.63 percent. We have one long-term investment security with a maturity date of August 15, 2009 and an estimated yield of 2.24 percent. Our weighted average yield on our short and long-term investments was 3.50 percent as of January 31, 2008.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 4. Inventories

The components of inventory at January 31, 2008 and October 31, 2007 consisted of the following:

	January 31,	October 31,
	2008	2007

Raw materials	$10,361	$8,682
Work-in-process	25,050	20,899
Total	$35,411	$29,581

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $16.7 million and $15.3 million at January 31, 2008 and October 31, 2007, respectively.

Note 5. Property, Plant and Equipment

Property, plant and equipment at January 31, 2008 and October 31, 2007 consisted of the following:

	January 31, 2008	October 31, 2007	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,517	6,454	10-26 years
Machinery, equipment and software	54,503	53,449	3-8 years
Furniture and fixtures	2,478	2,468	10 years
Equipment leased to others	2,063	2,063	3 years
Power plants for use under power purchase agreements	17,743	17,743	10 years
Construction in progress	5,204	5,009
	89,032	87,710
Less, accumulated depreciation and amortization	(50,271)	(48,098)
Total	$38,761	$39,612

Depreciation expense was approximately $2.2 million and $2.4 million for the three months ended January 31, 2008 and 2007, respectively.

Note 6. Share-Based Compensation

The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

Equity Incentive Plans

The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of January 31, 2008, 1.1 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at January 31, 2008.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
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

Share-based compensation included in the Consolidated Statements of Operations for the three months ended January 31, 2008 and 2007 was as follows:

	Three months ended January 31,
	2008	2007
Cost of product sales and revenues	$223	$201
Cost of research and development contracts	74	67
General and administrative expense	711	729
Research and development expense	232	290
Total share-based compensation	$1,240	$1,287

Certain share-based compensation is capitalized and included on the Consolidated Balance Sheets as of January 31, 2008 and October 31, 2007. These amounts were not material during either period presented above. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. We use historical data to estimate the expected term of options granted.

	Three months ended January 31,
	2008	2007
Expected life (in years)	6.7	6.2
Risk-free interest rate	3.69%	4.41%
Volatility	63.6%	60.7%
Dividend yield	—	—

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes the Plans’ stock option activity for the three months ended January 31, 2008.

	Number of options	Weighted average option price
Outstanding at October 31, 2007	5,325,341	$11.11
Granted	1,023,000	8.76
Exercised	(278,775)	2.61
Forfeited/Cancelled	(33,275)	14.33
Outstanding at January 31, 2008	6,036,291	$11.10

The weighted average grant-date fair value of options granted during the three months ended January 31, 2008 and 2007 was $5.54 and $3.98, respectively. The total intrinsic value of options outstanding and options exercisable at January 31, 2008 was $3.1 million and $1.9 million, respectively. The total intrinsic value of options exercised during the three months ended January 31, 2008 was $2.1 million. There was not a material amount of intrinsic value for options exercised during the three months ended January 31, 2007.

The following table summarizes information about stock options outstanding and exercisable at January 31, 2008:

			Options Outstanding			Options Exercisable

Range of exercise prices			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.28	-	$5.10	106,000	1.2	$1.63	106,000	$1.63
5.11	-	9.92	3,406,392	7.4	7.65	1,083,367	7.58
9.93	-	14.74	1,715,281	6.3	12.11	1,109,350	12.77
14.75	-	19.56	314,618	3.2	16.84	313,368	16.84
19.57	-	24.39	237,000	3.2	23.01	237,000	23.01
24.40	-	29.21	27,000	3.0	26.15	27,000	26.15
29.22	-	34.03	166,000	2.9	29.91	166,000	29.91
34.04	-	48.49	64,000	2.7	38.50	64,000	38.50
			6,036,291	6.8	11.09	3,106,085	13.33

As of January 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $12.8 million, which is expected to be recognized over the next 2.9 years on a weighted-average basis.

Employee Stock Purchase Plan

Our shareholders adopted the ESPP on April 30, 1993, which has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to purchase shares of common stock at an exercise price for each offering period equal to the lesser of (i) 85 percent of the last reported sale price of the Company’s common stock on the first business day of the offering period, or (ii) 85 percent of the last reported sale price of the common stock on the last business day of the offering period, in either case rounded up to avoid impermissible trading fractions.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Any shares issued pursuant to the ESPP shall contain a legend restricting the transfer or sale of such common stock for a period of six months after the date of purchase.

As of January 31, 2008, there were 282,554 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

Activity in the ESPP for the three months ended January 31, 2008 was as follows:

Number of Shares
Balance at October 31, 2007	308,270
Issued @ $5.67	(25,716)
Balance at January 31, 2008	282,554

The weighted-average grant date fair value of shares issued under the ESPP during the three months ended January 31, 2008 was $3.34.

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended January 31, 2008
Expected life (in years)	.5
Risk-free interest rate	3.95%
Volatility	70%
Dividend yield	—

Note 7. Shareholders' Equity

Changes in shareholders’ equity were as follows for the three months ended January 31, 2008:

Balance at October 31, 2007	$134,022
Increase in additional paid-in-capital for stock-based compensation	1,254
Increase in additional paid-in-capital for stock issued under employee benefit plans	892
Common stock sales	437
Series B preferred dividends	(802)
Net loss	(18,917)
Balance at January 31, 2008	$116,886

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) by geographic area:

	Three months ended January 31,
Revenues:	2008	2007
United States	$9,752	$6,644
Korea	4,727	—
Total	$14,479	$6,644

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts. During the three months ended January 31, 2008, we had three separate customers that each accounted for greater than 10% of total revenues during that period. During the three months ended January 31, 2007, we had two separate customers that each accounted for greater than 10% of total revenues during that period.

As of January 31, 2008, we had accounts receivable balances with two customers that each represented greater than 10% of accounts receivable on the consolidated balance sheet.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended January 31,
	2008	2007
Weighted average basic common shares	68,204,735	53,172,189
Effect of dilutive securities(1)	-	-
Weighted average basic common shares adjusted for diluted calculations	68,204,735	53,172,189

(1)
We computed earnings per share without consideration to potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at January 31, 2008 and 2007 totaled 1,656,773 and 1,916,963, respectively. Future potentially dilutive stock options that were not in-the-money at January 31, 2008 and 2007 totaled 4,372,718 and 4,099,966, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of January 31, 2008, 37,500 warrants were vested with an exercise price of $9.89 and we also had 750,000 unvested warrants.

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Three Months Ended January 31,
Cash paid during the period for:	2008	2007
Interest	$32	$26

Supplemental disclosure of non-cash investing and financing activities:
Accrued sales of common stock(1)	$400	$528
Accrued Employee Stock Purchase Plan	$146	$128
Impact on investing activities resulting from the sale of the power plant used under a PPA to Sierra Nevada Brewing Co.(2)	$—	$(3,943)

(1)	Sales of common stock confirmed during the prior period and settled in the current period.

(2)
In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. The net book value of the asset of approximately $3.9 million, that was recorded in property, plant and equipment as of October 31, 2006, was recorded in cost of product sales and revenues upon the sale of the asset. In addition, this sale resulted in the assumption by the buyer of certain of our incentive fund liabilities resulting in a $2.2 million decrease in deferred revenue liabilities, which was recorded in cost of product sales and revenues.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three months ended January 31, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Commitments and Contingencies

Restricted cash and cash equivalents

Approximately $9.9 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts, of which approximately $9.2 million supported letters of credit that expire on various dates through December 31, 2008.

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

Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2008 and 2007. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included within our 2007 Form 10-K. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in this report.

OVERVIEW

FuelCell Energy is the world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government and utility customers. To date our products have generated over 200 million kilowatt hours of electricity and are generating power at over 40 locations around the world.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our website (www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06813.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We contract with our customers to manufacture and install fuel cell components and power plants under long-term contracts, provide services under contract and perform research and development. We recognize revenue on a method similar to the percentage-of-completion method.

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

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of January 31, 2008, research and development sales backlog totaled $13.2 million, of which 54 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements (“PPAs”) and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. For contracts under which there are contractual contingencies (e.g. receipt of incentive funding), revenue is deferred until such contingencies are cleared. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from electricity sales under power purchase agreements are recognized as power is produced. Revenues from incentive funding are recognized ratably over the term of the incentive funding agreement. As of January 31, 2008, our commercial backlog totaled $84.7 million, of which $21.3 million related to long-term service contracts.

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

As of January 31, 2008 and October 31, 2007, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $18.7 million and $16.8 million, respectively, which equates to a reduction of approximately 31 and 33 percent, respectively, of the gross inventory value. The decline in this LCM percentage is due to our cost reduction program, which has reduced product cost, and a shift in inventory mix to MW-class products. As of January 31, 2008, our gross inventory and advances to vendors’ balances increased from October 31, 2007, which resulted in higher reserve balances. As inventory levels increase or decrease, we make appropriate adjustments to the cost basis.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These activities relate to manufacturing process improvements, cost reduction, technology improvement and technology development, as we work to develop new products to meet the needs of customers. These costs are classified as research and development expenses on our consolidated statements of operations.

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties requires the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $1.3 million was recognized in the consolidated statement of operations for both the three months ended January 31, 2008 and 2007. Refer to Note 6 of the consolidated financial statements for additional information.

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

Comparison of Three Months ended January 31, 2008 and January 31, 2007

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended January 31, 2008 and 2007 (dollar amounts in thousands), respectively:

	Three Months Ended January 31, 2008		Three Months Ended January 31, 2007
Revenues:	Revenues	Percent of Revenues	Revenues	Percent of Revenues	Percentage Increase in Revenues
Product sales and revenues	$9,768	65%	$4,899	72%	98%
Research and development contracts	5,251	35%	1,935	28%	171%
Total	$15,019	100%	$6,834	100%	120%

	Three Months Ended January 31, 2008		Three Months Ended January 31, 2007
Cost of revenues:	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	Percentage Increase in Cost of Revenues
Product sales and revenues	$19,410	81%	$13,382	87%	45%
Research and development contracts	4,440	19%	1,944	13%	128%
Total	$23,850	100%	$15,326	100%	56%

Total revenues for the three months ended January 31, 2008 increased by $8.2 million, or 120 percent, to $15.0 million from $6.8 million during the same period last year. Total cost of revenue for the three months ended January 31, 2008 increased by $8.5 million, or 56 percent, to $23.9 million.

Product sales and revenues

Product sales and revenue increased $4.9 million to $9.8 million for the three months ended January 31, 2008, compared to $4.9 million for the same period in 2007. Revenue during the quarter included approximately $7.6 million of power plant sales, $1.1 million related to service agreements and component sales and approximately $0.9 million of revenue related to power purchase agreements. Revenues are higher due to increased orders for our fuel cell power plants. Our annual production volume increased in the quarter to an annual rate of 25 MW compared to a 11 MW rate in 2007.

Cost of product sales and revenues increased to $19.4 million for the three months ended January 31, 2008, compared to $13.4 million during the same period in 2007. The ratio of product cost to sales was 1.99-to-1 during the first quarter of 2008, compared to 2.73-to-1 during the first quarter of 2007. The improved cost ratio is primarily attributable to increased sales of megawatt (MW) class power plants, compared to the prior year, and our continued reduction of product costs through value engineering, manufacturing and supply chain improvements as part of the cost out program. Compared to the fourth quarter of 2007, the cost ratio was impacted by product mix, production ramp related costs, increased inventory levels and timing of service costs.

As of January 31, 2008, product sales backlog totaled approximately $84.7 million, including approximately $21.3 million related to long-term service agreements. This compares to a product sales backlog of $36.7 million, including approximately $13.2 million related to long-term service agreements, as of January 31, 2007. The increase in backlog is primarily attributable to increasing order flow from the South Korea and California markets. In 2007, we signed a 10-year manufacturing and distribution agreement with POSCO Power, Korea's largest independent power producer and a subsidiary of POSCO, one of the world's largest steelmakers. South Korea’s clean energy program requires that power first be exported to the utility grid, so the incentive tends to favor the installation of multi-MW power stations. POSCO Power ordered 7.8 MW of DFC power plants during fiscal 2007 and 4.8 MW in the first quarter of fiscal 2008.

Our products do not ship on an even production schedule. The shipment date to customers depends on a number of factors that are outside of our control, including siting requirements, timing of construction and permits. We do not have the sales or order history to quantify trends as of yet. We expect to continue to sell our DFC products at prices lower than our production costs until production volumes increase and we are able to further reduce product costs through our cost reduction programs.

Research and development contracts

Research and development revenue increased by $3.3 million to $5.3 million for the three months ended January 31, 2008, compared to $1.9 million for the same period in 2007. Cost of research and development contracts increased to $4.4 million during the first quarter of 2007, compared to $1.9 million for 2007. Margin from research and development contracts for the first quarter was approximately $0.8 million or 15 percent, compared to breakeven in the first quarter of 2007. The improvement in margin is due to lower cost share requirements on research and development contracts. Our contract through the Department of Energy’s Office of Fossil Energy to develop multi-MW coal-based solid oxide fuel cell (SOFC) power plants accounted for approximately $4.3 million of revenue compared to approximately $0.8 million in 2007.

As of January 31, 2008, research and development sales backlog totaled approximately $13.2 million of which Congress has authorized funding of $7.0 million, compared to $29.1 million ($8.7 million funded) as of January 31, 2007.

Administrative and selling expenses

Administrative and selling expenses for the quarter ended January 31, 2008 totaled $4.8 million, an increase of $0.4 million compared to $4.4 million in the same period of the prior year. This increase is primarily due to higher sales and marketing expenses as we expand our markets and incur bid and proposal expenses related to the Connecticut Project 150 program.

Research and development expenses

Research and development expenses totaled $5.5 million during the three months ended January 31, 2008, a decline of $1.4 million compared to $6.9 million recorded in the same period of the prior year. The decrease is due to engineering resources being allocated to commercial activities for the Company’s production ramp, increased research contract activities, and supporting the larger installed power plant base. The timing of development and testing of first-article products impact research and development expenses and spending on DFC1500 and five year stack development declined approximately $1.4 million year over year as these programs were essentially completed. Manufacturing engineering research and development declined approximately $0.2 million as resources were utilized in production and capacity ramp activities. The decreases in these programs partially offset a net increase of $0.2 million related to other product development programs.

Loss from operations

Loss from operations for the three months ended January 31, 2008 totaled $19.1 million, which is approximately three percent lower than the $19.8 million loss recorded in the comparable period last year. As described above, cost reductions across all product lines and a shift to MW-class production have enabled the Company to nearly double revenues over the prior year while only increasing loss on product sales by $1.2 million due to improved cost ratios on product sales. This was partially offset by improved margin of $0.8 million on research and development contracts. Administrative and selling expenses were approximately $0.4 million higher on increased sales and marketing costs. Research and development expenses were lower by $1.4 million on the completion of certain development programs.

Loss from equity investments

Our investment in Versa Power, Inc. totaled approximately $11.8 million and $12.2 million as of January 31, 2008 and October 31, 2007, respectively. Our current ownership interest is 39% and we account for Versa under the equity method of accounting. Our share of equity losses for the three months ended January 31, 2008 and 2007 were $0.4 million and $0.2 million, respectively. This increase is due to increased research and development activity at Versa.

Interest and other income, net

Interest and other income, net, was flat at $1.1 million for the three months ended January 31, 2008, compared to the same period in 2007.

Provision for income taxes

We believe that due to our commercialization efforts, our DFC products will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current or prior year losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had approximately $138.6 million of cash, cash equivalents and investments as of January 31, 2008, compared to $153.6 million as of October 31, 2007. Net cash and investments used during the first quarter of 2008 was $15.1 million.

Cash Inflows and Outflows

Cash and cash equivalents as of January 31, 2008 totaled $81.9 million, reflecting a decrease of $11.1 million from the balance reported as of October 31, 2007. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the first quarter of 2008, we used $14.2 million in cash for operating activities, compared to operating cash usage of $20.3 million during the comparable period of 2007. Cash used in operating activities during the first quarter of 2008 consists of a net loss for the period of approximately $18.9 million, offset by non-cash adjustments totaling $4.4 million, including $1.3 million of share-based compensation and depreciation expense of $2.2 million.

The change in cash related to net working capital totaled approximately $0.3 million. The most significant change consisted of higher deferred revenue and customer deposits of $6.2 million resulting from increased customer orders. Customers make milestone payments during the production cycle for their power plants. This was partially offset by higher net inventories of approximately $5.8 million to support increased backlog. Other changes in working capital totaled approximately $0.1 million.

Investing Activities: During the first quarter of 2008, net cash provided by investing activities totaled $2.5 million, compared with approximately $12.5 million in the comparable period of 2007. First quarter 2008 capital expenditures totaled $1.5 million. Approximately $17.1 million of investments in U.S. Treasury Securities matured and new Treasury purchases totaled $13.2 million during the first quarter of 2008.

Financing Activities: During the first quarter of 2008, net cash provided by financing activities was approximately $0.7 million, compared to a use of $0.6 million in 2007. The first quarter of 2008 included $0.8 million for the payment of dividends on preferred stock and repayment of debt of $0.1 million. These cash outflows in the first quarter of 2008 were offset by receipts of $1.6 million from the sale of common stock and common stock issued for stock plans.

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

Implementing cost reduction efforts on our fuel cell products

Reducing product cost is essential for us to further penetrate the market for our fuel cell products. Cost reductions will lessen and/or eliminate the need for incentive funding programs that are currently available to allow our product pricing to compete with grid-delivered power and other distributed generation technologies, and are critical to our attaining profitability. Our multi-disciplined cost reduction program focuses on value engineering, manufacturing process improvements, and technology improvements to increase power plant output and stack life.

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost approximately $10,000 per kW. At that time, we implemented our commercial cost-out program hiring additional engineers who focused on reducing the total life cycle costs of our power plants. Since 2003, they have made significant progress primarily through value engineering our products and increasing the power output by 20 percent. Our current manufactured cost is approximately $3,250 per kW for our multi-MW power plant, $3,400 per kW for our MW plant and $4,200 per kW for the sub-MW product.

FuelCell Energy will continue its cost out initiatives in order to deliver competitively priced and environmentally friendly distributed generation products to the market. In 2008, we are targeting cost reductions of 20 percent for the MW-class DFC1500 and DFC3000 through an additional power output increase, strategic material sourcing and continued manufacturing improvements. We are also working on increasing stack life that is expected to result in lower operating and maintenance costs across the entire product line. In the 2008 first quarter, the Company’s new five-year stack went into production, extending the life of the DFC fuel cell’s core technology by two years and significantly reducing cost of operation.

Increasing annual order volume

In addition to the cost reduction initiatives discussed above, we need to increase annual order volume. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, create opportunity for incorporating manufacturing process improvements and spread fixed costs over higher units of production. Our manufacturing and conditioning facilities have 50 MW of annual production capacity. Based upon existing backlog we have ramped our annual production volumes to 25 MW per year. Our current product sales backlog is 21.6 MW and, including service agreements, totals $84.7 million. This is a 131 percent increase over the backlog reported as of January 31, 2007. We see continued opportunities for increased order volume in our key markets, including Asia, California, Connecticut and other developing markets.

Combined with historical cost out achievements and successful completion of our new initiatives, we believe we can reach gross margin breakeven on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices. We believe that our net income breakeven can be achieved at a sustained annual order and volume production of approximately 75 to 100 MW assuming a favorable mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, we believe that the gross margin and net income breakeven volumes can be lower.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of January 31, 2008 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Capital and Operating lease commitments (1)	$3,806	$889	$712	$897	$1,308
Term loans (principal and interest)	758	746	12	—	—
Purchase commitments(2)	48,069	48,036	33	—	—
Series I Preferred dividends payable (3)	25,454	502	12,409	2,509	10,034
Series B Preferred dividends payable (4)	6,457	3,206	3,251	—	—
Totals	$84,544	$53,379	$16,417	$3,406	$11,342

(1)	Future minimum lease payments on capital and operating leases.
(2)	Purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Using an exchange rate of Cdn.$1.0034 to U.S.$1.00 (exchange rate on January 31, 2008), cumulative unpaid dividends and accrued interest of approximately $7.4 million on the Series 1 preferred shares were outstanding as of October 31, 2007. For the purposes of this disclosure, we have assumed an exchange rate of Cdn.$1.0034 to U.S.$1.00 (exchange rate on January 31, 2008) and that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

In June 2000, we entered into a loan agreement with the Connecticut Development Authority (CDA), secured by machinery and equipment, and borrowed an aggregate of $2.2 million under the agreement. At January 31, 2008, we had the outstanding balance of $0.2 million on this loan and the interest rate was 7.4 percent. In January 2008, the CDA board approved a new ten-year loan to FuelCell Energy in the amount of $4.0 million. The stated interest rate is 5 percent and the loan will be collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. This loan is expected to close prior to April 30, 2008.

In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). The outstanding balance on this loan was $0.6 million, including $0.06 million of accrued interest, as of January 31, 2008.

In December 2006, we entered into a master equipment lease agreement for $2.5 million of equipment. As of January 31, 2008, capital lease obligations under this lease agreement were $0.3 million. Lease payment terms are thirty six months.

Approximately $9.9 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts, of which approximately $9.2 million supported letters of credit that expire on various dates through December 31, 2008.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of January 31, 2008, our research and development sales backlog totaled $13.2 million. As this backlog is funded in future periods, we will incur additional research and development cost-share related to this backlog totaling approximately $10.4 million for which we would not be reimbursed by the government.

Product Sales Contracts

Costs to manufacture and install our products exceed current market prices. As of January 31, 2008, we had product sales backlog of approximately $63.4 million. We do not expect the Company to achieve gross margin profitability until we achieve sustained annual and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location and other variables such as fuel prices.

Long-term Service Agreements

We have contracted with certain customers to provide long term service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products early stage of development could be materially different from actual expenses. As of January 31, 2008, we had a service agreement sales backlog of approximately $21.3 million.

Power Purchase Agreements

As of January 31, 2008, we had 3 MW of power plants in operation under Power Purchase Agreements (PPAs) ranging in duration from 5 - 10 years. PPAs are a common arrangement in the energy industry, whereby a customer purchases energy from an owner and operator of the power generation equipment.

We have qualified for incentive funding for these projects in California under the state’s Self Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of January 31, 2008 we had deferred revenue totaling $5.8 million on the consolidated balance sheet related to incentive funding received on PPAs.

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of five to ten years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPAs as power is produced. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. The assets, including fuel cell power plants, are carried at the lower of cost or fair value on the Consolidated Balance Sheets based on our estimates of future revenues and expenses. Should actual results differ from our estimates, our results of operations could be negatively impacted. We are not required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006 (beginning of our fiscal 2008 or November 1, 2007). The Company adopted this standard effective November 1, 2007 and there was no material impact to the consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. This Statement is effective for the beginning of fiscal year 2009. The cumulative effect of adoption, if any, would be reported as an adjustment to beginning retained earnings. We have currently not determined the potential effect of this Statement on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This Statement also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio as of January 31, 2008 includes U.S. Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities through August 2009. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at January 31, 2008, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.8 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of January 31, 2008, approximately $0.4 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar. We also make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Derivative Fair Value Exposure

We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of January 31, 2008 was $0.3 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 25% increase from the closing price of our common stock at January 31, 2008 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $0.1 million, assuming all other assumptions remain the same.

We have determined that the 2,286 warrants received in conjunction with our investment in Versa during the third fiscal quarter of 2007 represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of this derivative included within Investment and loan to affiliate on our Consolidated Balance Sheet as of January 31, 2008 was $0.2 million. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 10 percent increase in the volatility assumption used at January 31, 2008 would result in an increase in the fair value of this derivative and a charge to the Consolidated Statement of Operations of approximately $14 thousand, assuming all other assumptions remain the same.

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

FUELCELL ENERGY, INC. (Registrant)

March 11, 2008	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002