Form 10-Q
period 2008-04-30
FUELCELL ENERGY INC
filed 2008-06-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Number of shares of common stock, par value $.0001 per share, outstanding at June 6, 2008:  68,719,649

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three and Six Month Periods Ended April 30, 2008

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	April 30, 2008 (Unaudited)	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$68,940	$92,997
Investments: U.S. treasury securities	44,557	60,634
Accounts receivable, net of allowance for doubtful accounts of $17 and $63, respectively	12,861	10,063
Inventories, net	30,953	29,581
Other current assets	8,588	7,730
Total current assets	165,899	201,005

Property, plant and equipment, net	38,169	39,612
Investments: U.S. treasury securities	8,251	—
Investment and loan to affiliate	11,177	12,216
Other assets, net	446	355
Total assets	$223,942	$253,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$781	$924
Accounts payable	14,021	9,516
Accounts payable due to affiliate	3,003	2,881
Accrued liabilities	8,257	8,511
Deferred license fee income	600	—
Deferred revenue and customer deposits	26,140	20,486
Total current liabilities	52,802	42,318

Long-term deferred revenue	3,495	4,401
Long-term debt and other liabilities	1,105	613
Total liabilities	57,402	47,332
Redeemable minority interest	12,559	11,884
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at April 30, 2008 and October 31, 2007.)	59,950	59,950
Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at April 30, 2008 and October 31, 2007; 68,620,459 and 68,085,059 shares issued and outstanding at April 30, 2008 and October 31, 2007, respectively.	7	7
Additional paid-in capital	575,846	571,944
Accumulated deficit	(481,822)	(437,929)
Treasury stock, Common, at cost (8,981 and 12,282 shares at April 30, 2008 and October 31, 2007, respectively)	(90)	(126)
Deferred compensation	90	126
Total shareholders’ equity	94,031	134,022
Total liabilities and shareholders’ equity	$223,942	$253,188

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2008	2007
Revenues:
Product sales and revenues	$26,440	$8,861
Research and development contracts	5,203	2,522
Total revenues	31,643	11,383

Costs and expenses:
Cost of product sales and revenues	39,787	16,394
Cost of research and development contracts	4,831	2,096
Administrative and selling expenses	5,798	4,773
Research and development expenses	5,931	6,654
Total costs and expenses	56,347	29,917

Loss from operations	(24,704)	(18,534)

Interest expense	(17)	(21)
Loss from equity investments	(607)	(401)
Interest and other income, net	824	1,373

Loss before redeemable minority interest	(24,504)	(17,583)

Redeemable minority interest	(473)	(421)

Loss before provision for income taxes	(24,977)	(18,004)

Provision for income taxes	—	—

Net loss	(24,977)	(18,004)

Preferred stock dividends	(802)	(802)

Net loss to common shareholders	$(25,779)	$(18,806)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.38)	$(0.32)

Basic and diluted weighted average shares outstanding	68,540,701	58,750,006

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2008	2007
Revenues:
Product sales and revenues	$36,208	$13,760
Research and development contracts	10,454	4,457
Total revenues	46,662	18,217

Costs and expenses:
Cost of product sales and revenues	59,197	29,776
Cost of research and development contracts	9,271	4,040
Administrative and selling expenses	10,610	9,190
Research and development expenses	11,416	13,509
Total costs and expenses	90,494	56,515

Loss from operations	(43,832)	(38,298)

License fee income, net	—	34
Interest expense	(49)	(48)
Loss from equity investments	(1,050)	(618)
Interest and other income, net	1,949	2,502

Loss before redeemable minority interest	(42,982)	(36,428)

Redeemable minority interest	(911)	(812)

Loss before provision for income taxes	(43,893)	(37,240)

Provision for income taxes	—	—

Net loss	(43,893)	(37,240)

Preferred stock dividends	(1,604)	(1,604)

Net loss to common shareholders	$(45,497)	$(38,844)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.67)	$(0.69)

Basic and diluted weighted average shares outstanding	68,396,064	55,914,872

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(43,893)	$(37,240)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	2,886	2,693
Loss in equity investments	1,050	618
Loss on redeemable minority interest	911	812
Interest receivable on loan to affiliate	(85)	—
Asset Impairment	179	—
(Gain) Loss on derivative	(138)	24
Depreciation	4,387	4,729
Amortization (accretion) of bond premium (discount)	101	(425)
Provision for doubtful accounts	(46)	62
(Increase) decrease in operating assets:
Accounts receivable	(2,752)	(1,085)
Inventories	(1,372)	(2,622)
Other assets	(1,256)	(2,499)
Increase (decrease) in operating liabilities:
Accounts payable	4,627	(3,587)
Accrued liabilities	942	1,324
Deferred revenue and customer deposits	4,748	2,150
Deferred license fee income and other	600	(38)
Net cash used in operating activities	(29,111)	(35,084)

Cash flows from investing activities:
Capital expenditures	(3,028)	(2,683)
Treasury notes matured	27,100	54,000
Treasury notes purchased	(19,375)	(30,694)
Net cash provided by investing activities	4,697	20,623

Cash flows from financing activities:
Repayment of debt	(252)	(205)
Proceeds from debt	628	354
Payment of preferred dividends	(1,841)	(1,885)
Net proceeds from sale of common stock	1,018	95,457
Common stock issued for option and stock purchase plans	804	1,762
Net cash provided by financing activities	357	95,483

Net increase (decrease) in cash and cash equivalents	(24,057)	81,022

Cash and cash equivalents-beginning of period	92,997	26,247
Cash and cash equivalents-end of period	$68,940	$107,269

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy develops and markets ultra-clean power plants that generate electricity with virtually no air pollution and reduced greenhouse gas emissions using fuels including renewable biogas and readily available fuels like natural gas. To date, our products have generated over 200 million kilowatt hours of electricity and are generating power at over 40 locations around the world.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell® or DFC® Power Plants”) offer stationary applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell and hybrid products as well as planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Basis of Presentation – Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of April 30, 2008 have been included. The consolidated balance sheet as of October 31, 2007 has been derived from the audited financial statements at that date. Certain reclassifications have been made to our prior year amounts to conform to the 2008 presentation.

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

The results of operations and cash flows for the three and six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2007 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, including our Canadian subsidiary, FuelCell Energy, Ltd., and Bridgeport Fuel Cell Park, LLC and DFC-ERG Milford, LLC, which were formed for the purpose of developing projects within Connecticut. Alliance Monterrey, LLC; Alliance Chico, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC are joint ventures with Alliance Power, Inc. to construct fuel cell power plants and sell power under power purchase agreements in California. The financial results of the joint ventures are consolidated with those of the Company, which owns 80 percent of each entity. Cumulative minority interest in these Alliance entities is not material to the consolidated financial statements. Intercompany accounts and transactions have been eliminated.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency losses of approximately $0.1 million and $0.2 million during the three and six months ended April 30, 2008, respectively. We recognized foreign currency gains of $0.05 and $0.03 million during the three and six months ended April 30, 2007, respectively. These amounts have been classified in interest and other income on our consolidated statements of operations.

Comprehensive Loss

Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statements of operations of $25.0 million and $43.9 million for the three and six months ended April 30, 2008, respectively, and $18.0 million and $37.2 million for the three and six months ended April 30, 2007, respectively. Comprehensive income (loss) is defined as the increase or decrease in equity from sources other than owners.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This Statement also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. We have not yet determined the impact, if any, that the adoption of SFAS No. 141R and SFAS No. 160 could have on our consolidated financial statements.

In April 2008, the FASB issued Financial Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  FSP No. FAS142-3 is effective for the Company’s fiscal year beginning November 1, 2009.  We have not yet determined the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. This Statement is effective for the beginning of fiscal year 2009, November 1, 2008 for us. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning November 1, 2009. We have not yet determined the impact, if any, that the adoption of SFAS No. 157 and FSP FAS 157-2 could have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. This Statement is effective for the beginning of fiscal year 2009. The cumulative effect of adoption, if any, would be reported as an adjustment to beginning retained earnings. We have not yet determined the impact, if any, that the adoption of SFAS No. 159 could have on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending October 31, 2009.  We have not yet determined the impact, if any, that the adoption of SFAS No. 161 could have on our consolidated financial statements.

Note 2. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. Our investment in Versa totaled approximately $11.2 million and $12.2 million as of April 30, 2008 and October 31, 2007, respectively. Our current ownership interest is approximately 39 percent and we account for Versa under the equity method of accounting.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Investments

Our short and long-term investments are in U.S. Treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at April 30, 2008 and October 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At April 30, 2008
U.S. government obligations	$52,808	$120	$(55)	$52,873

At October 31, 2007
U.S. government obligations	$60,634	$71	$(1)	$60,704

Reported as:
	April 30,	October 31,
	2008	2007
Short-term investments	$44,557	$60,634
Long-term investments	8,251	—
Total	$52,808	$60,634

As of April 30, 2008, short-term investment securities have maturity dates ranging from May 15, 2008 to August 15, 2008 and estimated yields ranging from 2.39 percent to 4.17 percent. We have 2 long-term investment securities with maturity dates of August 15, 2009 and October 31, 2009 and estimated yields of 1.54 percent and 2.24 percent. Our weighted average yield on our short and long-term investments was 3.11 percent as of April 30, 2008.

Note 4. Inventories

The components of inventory at April 30, 2008 and October 31, 2007 consisted of the following:

	April 30,	October 31,
	2008	2007

Raw materials	$11,323	$8,682
Work-in-process	19,630	20,899
Total	$30,953	$29,581

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $14.7 million and $15.3 million at April 30, 2008 and October 31, 2007, respectively. At April 30, 2008, work-in-process inventory includes approximately $1.0 million of costs incurred on government contracts which will be recognized in proportion to the total expected contract costs and as the remaining revenue is earned under these contracts.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Property, Plant and Equipment

Property, plant and equipment at April 30, 2008 and October 31, 2007 consisted of the following:

	April 30, 2008	October 31, 2007	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,638	6,454	10-26 years
Machinery, equipment and software	57,024	53,449	3-8 years
Furniture and fixtures	2,493	2,468	10 years
Equipment leased to others	—	2,063	3 years
Power plants for use under power purchase agreements	17,743	17,743	10 years
Construction in progress	4,098	5,009
	88,520	87,710
Less, accumulated depreciation and amortization	(50,351)	(48,098)
Total	$38,169	$39,612

Depreciation expense was approximately $4.4 million and $4.7 million for the six months ended April 30, 2008 and 2007, respectively.

Note 6. Share-Based Compensation

The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

Equity Incentive Plans

The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of April 30, 2008, 0.9 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board, but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a 10-year maximum term. There were no stock appreciation rights outstanding at April 30, 2008.

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
Share-based compensation included in the Consolidated Statements of Operations for the three and six months ended April 30, 2008 and 2007 was as follows:

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Cost of product sales and revenues	$256	$178	$479	$379
Cost of research and development contracts	67	71	140	138
General and administrative expense	1,035	868	1,746	1,597
Research and development expense	261	267	493	557
Total share-based compensation	$1,619	$1,384	$2,858	$2,671

Certain share-based compensation is capitalized and included on the Consolidated Balance Sheets as of April 30, 2008 and October 31, 2007. These amounts were not material during either period presented above. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. We use historical data to estimate the expected term of options granted.

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Expected life (in years)	6.6	6.5	6.7	6.5
Risk-free interest rate	2.94%	4.54%	3.18%	4.54%
Volatility	67.2%	61.5%	64.1%	61.5%
Dividend yield	—	—	—	—

The following table summarizes the Plans’ stock option activity for the six months ended April 30, 2008.

	Number of options	Weighted average option price
Outstanding at October 31, 2007	5,325,341	$11.11
Granted	1,201,305	8.60
Exercised	(296,725)	2.83
Forfeited/Cancelled	(70,213)	11.69
Outstanding at April 30, 2008	6,159,708	$11.02

The weighted average grant-date fair value of options granted during the three and six months ended April 30, 2008 was $4.97 and $5.46, respectively, and was $4.44 for options granted during the three and six months ended April 30, 2007. The total intrinsic value of options outstanding and options exercisable at April 30, 2008 was $4.1 million and $2.7 million, respectively. The total intrinsic value of options exercised during the three and six months ended April 30, 2008 was $0.04 million and $2.1 million, respectively, and was $7.2 million for both the three and six months ended April 30, 2007.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at April 30, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price ($)	Number exercisable	Weighted average exercise price ($)
$0.28 - $5.10	106,000	0.9	1.63	106,000	1.63
$5.11 - $9.92	3,538,672	8.0	7.96	1,476,040	7.64
$9.93 - $14.74	1,707,918	6.0	12.12	1,315,740	12.61
$14.75 - $19.56	314,118	2.9	16.84	313,618	16.84
$19.57 - $24.39	237,000	2.9	23.01	237,000	23.01
$24.40 - $29.21	27,000	2.7	26.15	27,000	26.15
$29.22 - $34.03	165,000	2.6	29.91	165,000	29.91
$34.04 - $48.49	64,000	2.5	38.50	64,000	38.50
	6,159,708	6.6	11.02	3,704,398	12.66

As of April 30, 2008, total compensation cost related to nonvested stock options not yet recognized was $12.0 million, which is expected to be recognized over the next 2.7 years on a weighted-average basis.

In the second quarter of fiscal 2008, we issued 9,387 shares of common stock with a value of $0.07 million to directors as compensation (in lieu of cash). In the second quarter of fiscal 2007, we issued 8,391 shares of common stock with a value of $0.07 million to directors as compensation (in lieu of cash). These shares were fully vested at the date of grant.

Employee Stock Purchase Plan

Our shareholders adopted the ESPP on April 30, 1993. The ESPP has been amended from time to time by the Board. The total shares allocated to the ESPP are 900,000. Under the ESPP, eligible employees have the right to purchase shares of common stock at an exercise price for each offering period equal to the lesser of (i) 85 percent of the last reported sale price of the Company’s common stock on the first business day of the offering period, or (ii) 85 percent of the last reported sale price of the common stock on the last business day of the offering period, in either case rounded up to avoid impermissible trading fractions. Any shares issued pursuant to the ESPP shall contain a legend restricting the transfer or sale of such common stock for a period of six months after the date of purchase.

As of April 30, 2008, there were 282,554 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

Activity in the ESPP for the six months ended April 30, 2008 was as follows:

Number of Shares
Balance at October 31, 2007	308,270
Issued @ $5.67	(25,716)
Balance at April 30, 2008	282,554

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The weighted-average grant date fair value of shares issued under the ESPP during the six months ended April 30, 2008 was $3.34.

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended April 30, 2008
Expected life (in years)	.5
Risk-free interest rate	3.95%
Volatility	70%
Dividend yield	—

Incentive Compensation

Stock may be issued to employees as part of FuelCell’s annual incentive bonus (in lieu of cash). During the six months ended April 30, 2008, 140,271 shares of common stock with a value of $1.1 million were issued as incentive bonus (in lieu of cash). During the six months ended April 30, 2007, 133,419 shares of common stock were issued with a value of $0.9 million as incentive bonus (in lieu of cash).

Note 7. Shareholders' Equity

Changes in shareholders’ equity were as follows for the six months ended April 30, 2008:

Balance at October 31, 2007	$134,022
Increase in additional paid-in-capital for stock-based compensation	2,886
Increase in additional paid-in-capital for stock issued under employee benefit plans	2,003
Common stock sales	617
Series B Preferred dividends	(1,604)
Net loss	(43,893)
Balance at April 30, 2008	$94,031

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
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than 10 percent of our total revenues) by geographic area:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Revenues:
United States	$12,018	$5,924	$21,770	$12,162
South Korea	18,213	*	22,940	*
Canada	*	3,513	*	3,513
Germany	*	1,581	*	*

* Less than 10 percent of total revenues in period

Information about Major Customers

We contract with a small number of customers for the sales of our products or research and development contracts.
During the three months ended April 30, 2008, we had individual customers that accounted for $18.2 million and $4.5 million of total revenues during that period. During the six months ended April 30, 2008, we had individual customers that accounted for $22.9 million and $9.6 million of total revenue during that period.

During the three months ended April 30, 2007, we had individual customers that accounted for $3.5 million, $2.4 million, $1.6 million and $1.1 million of total revenues during that period. During the six months ended April 30, 2007, we had individual customers that accounted for $4.1 million, $3.5 million and $1.8 million of total revenues during that period.

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
Weighted average basic common shares	68,540,701	58,750,006	68,396,064	55,914,872
Effect of dilutive securities(1)	—	—	—	—
Weighted average basic common shares adjusted for diluted calculations	68,540,701	58,750,006	68,396,064	55,914,872

(1)
We computed earnings per share without consideration of potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at April 30, 2008 and 2007 totaled 3,211,622 and 1,553,308, respectively. Future potentially dilutive stock options that were not in-the-money at April 30, 2008 and 2007 totaled 2,948,086 and 3,788,018, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of April 30, 2008, 37,500 warrants were vested with an exercise price of $9.89 and we also had 750,000 unvested warrants.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
As of and for the three and six months ended April 30, 2008 and 2007
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Six Months Ended April 30,
	2008	2007
Cash paid during the period for:
Interest	$50	$49

Supplemental disclosure of non-cash investing and financing activities:
Accrued Employee Stock Purchase Plan	$146	$128
Accrued Common Stock Issued for Bonus Incentive	$1,050	$942
Impact on investing activities resulting from the sale of the power plant used under a PPA to Sierra Nevada Brewing Co.(1)	$—	$(3,943)

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

Note 11. Commitments and Contingencies

Restricted cash and cash equivalents

Approximately $10.0 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts, of which approximately $9.1 million supported letters of credit that expire on various dates through December 31, 2008.

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

Results of operations. This section provides an analysis of our results of operations for the three and six months ended April 30, 2008 and 2007. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

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

Our proprietary carbonate DFC power plants electrochemically (without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biogas fuels. Customers buy fuel cells to reduce cost, pollution and improve reliability. Electric generation without combustion significantly reduces harmful pollutants such as nitrogen oxides and particulate matter. Higher fuel efficiency results in lower emissions of carbon dioxide, a major component of harmful greenhouse gases. Greater efficiency also results in less fuel needed per kilowatt hour of electricity generated and British Thermal Unit of heat produced, thereby reducing exposure to volatile fuel costs and minimizing operating costs.

We believe that compared to other power generation technologies, our products offer significant advantages including:

•	Ultra-clean (e.g. virtually zero emissions), quiet operation
•	High fuel efficiency
•	Reliable, 24/7 baseload power
•	Ability to site units locally
•	Potentially lower cost power generation
•	Byproduct heat ideal for cogeneration (combined heat and power) applications.

Typical customers for our products include manufacturers, mission critical institutions such as correction facilities and government installations, hotels, and customers who can use renewable gas for fuel such as breweries, food processors and wastewater treatment facilities. With increasing demand for renewable and ultra-clean power options, and increased uncertainty in electric markets, our customers gain control of power generation economics, reliability, and emissions. Our fuel cells also offer flexible siting and easy permitting.

Recent developments

Fiscal 2008 Commercial Power Plant Orders

In the first quarter of fiscal 2008, the Company received a total of 9.45 MW of new orders as follows:

•	POSCO Power ordered 2 DFC3000 power plants (4.8 MW) during the first quarter.
•	Eastern Municipal Water District (EMWD) in southern California ordered 3 DFC300 power plants (0.75 MW) to provide power for its wastewater operations.
•	The Linde Group, the world’s largest industrial gases company, ordered a DFC300 and 3 DFC1500 power plants (3.9 MW).

In the second quarter of fiscal 2008, the Company received a total of 26.4 MW of new orders as follows:

•
POSCO Power ordered 25.6 MW of MW-class power plants and modules for delivery in 2009. This order is valued at approximately $70.0 million. In the near term, we will ship complete power plants to POSCO Power. In 2009, we will begin to ship modules, together with a complete set of balance of plant components. POSCON (a POSCO affiliate company) will do the balance of plant assembly with our technical support. Starting in September 2009, we will begin to ship modules only, and POSCO will be responsible for procurement and manufacturing of all balance of plant components. POSCO Power has now ordered a total of 38.2 MW of FuelCell Energy products since signing our 10-year agreement in February 2007.

•	CFC Solutions ordered stack components totaling approximately 0.8 MW.

As of April 30, 2008 the Company’s product sales backlog totaled approximately $114 million. The total units in backlog (not yet shipped to a customer site) are 43.5 MW.

Connecticut Project 150 Program

Connecticut’s Department of Public Utility Control approved financial commitment letters for three projects producing approximately 16 MW of electricity using six of our DFC3000 power plants. Subsequently, energy purchase agreements between the project developers and the utilities were  completed.

The 8.7 MW DFC-ERG system will be located at a natural gas letdown station in Milford, Conn. The system will generate heat and electricity in the station’s management of the natural gas pipeline resulting in an electrical efficiency of approximately 57 percent.

Two projects are hospitals, a 4.8 MW DFC power plant for Stamford Hospital and a 2.4 MW power plant at Waterbury Hospital. The hospitals will use the byproduct heat generated by our power plants for heating, air conditioning, laundries and sterilization. This combined heat and power application will result in system efficiencies of up to approximately 60 percent at these locations.

With the energy purchase agreements now approved by the DPUC, our project partners can finalize their project financing arrangements and enter equipment purchase orders. These projects will then be added to our backlog.

Manufacturing Production and Capacity Expansion

In January 2008, FuelCell Energy increased its manufacturing production rate to 25 MW annually from 11 MW to meet demand from South Korea, California and Connecticut customers. In 2008, the Company began increasing its production capacity to 60 MW annually. This expansion is expected to be complete in early 2009 and we expect total capital spending for it to be approximately $15.0 million. In connection with this project, the Connecticut Development Authority approved a $4 million loan to expand the Company’s Torrington, Connecticut manufacturing facility, expand its workforce, and extend its Torrington facility lease through 2015. This loan closed in April 2008. At April 30, 2008, we had an outstanding balance of $0.6 million on this loan.

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

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements (“PPAs”) and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. For contracts under which there are contractual contingencies (e.g. receipt of incentive funding), revenue is deferred until such contingencies are cleared. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from electricity sales under power purchase agreements are recognized as power is produced. Revenues from incentive funding are recognized ratably over the term of the incentive funding agreement. As of April 30, 2008, our commercial backlog totaled $134.7 million, of which $21.2 million related to long-term service contracts.

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

Revenues on fuel cell research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. Revenues from government funded research, development and demonstration programs are generally multi-year, cost reimbursement and/or cost-shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement.

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of April 30, 2008, research and development sales backlog totaled $8.0 million, of which 87 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Inventories

During the procurement and manufacturing process of a fuel cell power plant, costs for material, labor, and overhead are accumulated in raw materials and work-in-process inventory until they are transferred to a customer contract, at which time they are recorded in cost of sales.

Our inventories and advance payments to vendors are stated at the lower of cost or market (“LCM”) price. As we currently sell products at or below cost, we provide for an LCM adjustment to the cost basis of inventory and advances to vendors. This adjustment is computed by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead-time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet. As of April 30, 2008 and October 31, 2007, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $16.5 million and $16.8 million, respectively, which equates to a reduction of approximately 31 and 33 percent, respectively, of the gross inventory value.

Internal Research and Development Expenses

We conduct internally funded research and development activities to improve current or anticipated product performance and reduce product life-cycle costs. These activities relate to manufacturing process improvements, cost reduction, technology improvement, and technology development, as we work to develop new products to meet the needs of customers. These costs are classified as research and development expenses on our consolidated statements of operations.

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties requires the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $1.6 million and $2.9 million was recognized in the consolidated statement of operations for the three and six months ended April 30, 2008, respectively. Refer to Note 6 of the consolidated financial statements for additional information.

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

Comparison of Three Months ended April 30, 2008 and April 30, 2007

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended April 30, 2008 and 2007 (dollar amounts in thousands), respectively:

	Three Months Ended April 30, 2008		Three Months Ended April 30, 2007		Percentage Increase in Revenues
	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenues:
Product sales and revenues	$26,440	84%	$8,861	78%	198%
Research and development contracts	5,203	16%	2,522	22%	106%
Total	$31,643	100%	$11,383	100%	178%

	Three Months Ended April 30, 2008		Three Months Ended April 30, 2007		Percentage Increase in Cost of Revenues
	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues
Cost of revenues:
Product sales and revenues	$39,787	89%	$16,394	89%	143%
Research and development contracts	4,831	11%	2,096	11%	130%
Total	$44,618	100%	$18,490	100%	141%

Total revenues for the three months ended April 30, 2008 increased by $20.3 million, or 178 percent, to $31.6 million from $11.4 million during the same period last year. Total cost of revenue for the three months ended April 30, 2008 increased by $26.1 million, or 141 percent, to $44.6 million.

Product sales and revenues

Product sales and revenue increased $17.6 million to $26.4 million for the three months ended April 30, 2008, compared to $8.9 million for the same period in 2007. Revenue during the quarter included approximately $23.2 million of power plant sales, $2.4 million related to service agreements and component sales and approximately $0.8 million of revenue related to power purchase agreements. Revenues are higher due to increased sales orders over the prior year quarter for our fuel cell power plants. As of April 30, 2008 our annual production volume has increased to an annual rate of 25 MW, compared to an 11 MW rate in 2007. Also contributing to the increase in revenues for the quarter was inventory built in prior months that was applied to customer contracts received in the second fiscal quarter.

Cost of product sales and revenues increased to $39.8 million for the three months ended April 30, 2008, compared to $16.4 million during the same period in 2007. The ratio of product cost to sales was 1.50 to 1 during the second quarter of 2008, compared to 1.85 to 1 during the second quarter of 2007. The improved cost ratio is primarily attributable to increased sales of megawatt (MW) class power plants, compared to the prior year reduction of unit costs across all product lines.

As of April 30, 2008, product sales backlog totaled approximately $134.7 million, including approximately $21.2 million related to long-term service agreements. This compares to a product sales backlog of $36.8 million, including approximately $12.6 million related to long-term service agreements, as of April 30, 2007. The increase in backlog is primarily attributable to increased order flow from the South Korea and California markets. In 2007, we signed a 10-year manufacturing and distribution agreement with POSCO Power, Korea's largest independent power producer and a subsidiary of POSCO, one of the world's largest producers of steel. South Korea’s clean energy program requires that power first be exported to the utility grid, so the incentive favors the installation of multi-MW power stations. POSCO Power ordered 7.8 MW of DFC power plants during fiscal 2007 and 30.4 MW in fiscal 2008.

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

Research and development contracts

Research and development revenue increased by $2.7 million to $5.2 million for the three months ended April 30, 2008, compared to $2.5 million for the same period in 2007. The increase in revenue compared to the prior year is the result of increased development activities on our contract with the Department of Energy’s (DOE) Office of Fossil Energy to develop multi-MW coal-based solid oxide fuel cell (SOFC) power plant. This contract accounted for approximately $3.3 million of revenue in the second quarter of 2008, compared to approximately $0.8 million in the comparable period of 2007.

Cost of research and development contracts increased to $4.8 million during the second quarter of 2008, compared to $2.1 million for 2007. Margin from research and development contracts for the second quarter was approximately $0.4 million or 7 percent, compared to 17 percent in the second quarter of 2007. Margin percentage on research and development contracts will vary with the level of cost share the Company is required to contribute.

As of April 30, 2008, research and development sales backlog totaled approximately $8.0 million of which Congress has authorized funding of $6.9 million, compared to $26.4 million as of April 30, 2007. We expect our current contracts with the DOE under the SOFC and Vision 21 programs to be completed this fiscal year. The Company expects to submit a proposal to the DOE for Phase 2 of the SOFC development program that could result in a contract with a value estimated to be in the range of $20 to 30 million over a 3 year period.

Administrative and selling expenses

Administrative and selling expenses for the quarter ended April 30, 2008 totaled $5.8 million, an increase of $1.0 million, compared to $4.8 million in the same period of the prior year. This increase is primarily due to higher sales and marketing expenses of approximately $0.4 million related to growing order volume. Other increases include approximately $0.3 million of additional insurance and professional fees related to the growth of the business and $0.2 million of increased stock-based compensation.

Research and development expenses

Research and development expenses totaled $5.9 million during the three months ended April 30, 2008, a decline of $0.7 million, compared to $6.7 million recorded in the same period of the prior year. The decrease is due to a shift of engineering resources to commercial activities including planning for the Company’s production and capacity ramp, increased research contract activities, and supporting the installed power plant base. Research and development activities in the quarter include approximately $3.3 million related to product development, primarily the DFC1500 and DFC3000 power plants which are being certified during this fiscal year. Advanced technology development including extending stack life, increasing power output and developing advanced manufacturing processes totaled approximately $2.6 million during the quarter.

Loss from operations

Loss from operations for the three months ended April 30, 2008 totaled $24.7 million, which is approximately $6.2 million higher than the $18.5 million loss recorded in the comparable period last year. The primary drivers to the increased loss were a higher loss on product sales of $5.8 million due to higher production volumes and higher selling, general and administrative expenses of approximately $1.0 million. These increases were partially offset by lower research and development expenses of approximately $0.7 million.

Loss from equity investments

Our investment in Versa Power, Inc. totaled approximately $11.1 million and $12.2 million as of April 30, 2008 and October 31, 2007, respectively. Our current ownership interest is 39 percent and we account for Versa under the equity method of accounting. Our share of equity losses for the three months ended April 30, 2008 and 2007 were $0.6 million and $0.4 million, respectively. This increase is due to increased research and development activity at Versa.

Interest and other income, net

Interest and other income, net, was $0.8 million for the three months ended April 30, 2008, compared to $1.4 million in the same period in 2007. The decline in interest and other income is due to lower average cash and investment balances and lower interest rates than the comparable period.

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

Comparison of Six Months ended April 30, 2008 and April 30, 2007

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the six months ended April 30, 2008 and 2007 (dollar amounts in thousands), respectively:

	Six Months Ended April 30, 2008		Six Months Ended April 30, 2007		Percentage Increase /
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	(Decrease) in Revenues
Revenues:
Product sales and revenues	$36,208	78%	$13,760	76%	163%
Research and development contracts	10,454	22%	4,457	24%	135%
Total	46,662	100%	$18,217	100%	156%

	Six Months Ended April 30, 2008		Six Months Ended April 30, 2007		Percentage Increase /
	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	(Decrease) in Cost of Revenues
Cost of revenues:
Product sales and revenues	59,197	86%	$29,776	88%	99%
Research and development contracts	9,271	14%	4,040	12%	129%
Total	68,468	100%	$33,816	100%	102%

Total revenues for the six months ended April 30, 2008 increased by $28.4 million, or 156 percent, to $46.7 million from $18.2 million during the six months ended April 30, 2007.

Product sales and revenues

Product sales and revenue increased by 163 percent or $22.4 million to $36.2 million for the six months ended April 30, 2008, compared to $13.8 million for the same period in 2007. Revenue during the period included approximately $31.0 million of power plant sales, $3.5 million related to service agreements and component sales and approximately $1.7 million of revenue related to power purchase agreements. Revenues are higher due to increased orders for our fuel cell power plants. As of April 30, 2008 our annual production volume has increased to an annual rate of 25 MW compared to an 11 MW rate in 2007.

Cost of product sales and revenues increased to $59.2 million for the six months ended April 30, 2008, compared to $29.8 million during the same period in 2007. The ratio of product cost to sales was 1.63 to 1 during the six months ended April 30, 2008, compared to 2.16 to 1 during the same period a year ago. The cost ratio was favorably impacted in the quarter by the shift to MW production and lower unit costs across all product lines.

Research and development contracts

Research and development revenue increased $6.0 million to $10.5 million for the six months ended April 30, 2008, compared to $4.5 million for the same period in 2007. Cost of research and development contracts increased to $9.3 million during the six months ended April 30, 2008, compared to $4.0 million for 2007, and the cost ratio was essentially flat in both periods. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid and Vision 21 programs.

Administrative and selling expenses

Administrative and selling expenses increased $1.4 million to $10.6 million during the six months ended April 30, 2008, compared to $9.2 million in the same period of the prior year. This increase is primarily due to higher stock-based compensation and higher bid and proposal and other marketing activities.

Research and development expenses

Research and development expenses decreased to $11.4 million during the six months ended April 30, 2008, compared to $13.5 million recorded in the same period of the prior year. The decrease is due to a shift of engineering resources to commercial activities including planning for the Company’s production and capacity ramp, increased research contract activities, and supporting the installed power plant base.

Loss from operations

Loss from operations increased by $5.5 million to $43.8 million for the six months ended April 30, 2008 compared to $38.3 million recorded in the comparable six month period last year. The primary drivers to the increased loss were a higher loss on product sales of $7.0 million due to higher production volumes and higher selling, general and administrative expenses of approximately $1.4 million. These increases were partially offset by increased margin on research and development contracts totaling $0.8 million and lower internal research and development of approximately $2.1 million. Net results benefited from a favorable product mix and lower per unit production costs compared to the comparable prior year period.

Loss from equity investments

Our investment in Versa totaled approximately $11.2 million and $12.2 million as of April 30, 2008 and October 31, 2007, respectively. Our ownership interest at April 30, 2008 was 39 percent and we account for Versa under the equity method of accounting. Our share of equity losses for the six months ended April 30, 2008 and 2007 were $1.1 million and $0.6 million, respectively. The increase in equity losses is attributable to higher losses at Versa.

Interest and other income, net

Interest and other income, net, was $1.9 million for the six months ended April 30, 2008, compared to $2.5 million for the same period in 2007. Interest income decreased due to lower average invested balances and lower interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments totaled approximately $121.7 million of April 30, 2008, compared to $153.6 million as of October 31, 2007. Net cash and investments used during the second quarter of 2008 was $16.8 million and the fiscal year to date total is approximately $31.9 million.

Cash Inflows and Outflows

Cash and cash equivalents as of April 30, 2008 totaled $68.9 million, reflecting a decrease of $24.1 million from the balance reported as of October 31, 2007. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the six months ended April 30, 2008, we used $29.1 million in cash for operating activities, compared to operating cash usage of $35.1 million during the comparable period of 2007. Cash used in operating activities during the first six months of fiscal 2008 consists of a net loss for the period of approximately $43.9 million, offset by non-cash adjustments totaling $9.2 million, including $2.9 million of share-based compensation and depreciation expense of $4.4 million.

The change in cash related to net working capital totaled approximately $5.5 million. Changes favorable to working capital included an increase in accounts payable and accrued expenses of $5.6 million related to higher procurement for increased production volumes. Deferred revenue and customer deposits also increased by $4.7 million due to increased customer orders in the period. Customers make milestone payments during the production cycle for their power plants. Offsetting these increases were higher accounts receivable, inventory and other assets totaling $5.4 million.

Investing Activities: During the six months ended April 30, 2008, net cash provided by investing activities totaled $4.7 million, compared with approximately $20.6 million in the comparable period of 2007. For the six months ended April 30, 2008, capital expenditures totaled $3.0 million for assets acquired to increase our manufacturing capacity to an annual minimum of 60MW of production.

Also during the six-month period, approximately $27.1 million of investments in U.S. treasury securities matured and new treasury purchases totaled $19.4 million.

Financing Activities: During the six months ended April 30, 2008, net cash provided by financing activities was approximately $0.4 million, compared to $95.5 million in 2007. Activity in the first six months of fiscal 2008 included $1.8 million for the payment of dividends on preferred stock and repayment of debt of $0.3 million. These cash outflows in the first six months of fiscal 2008 were offset by receipts of $1.8 million from the sale of common stock and common stock issued for stock plans and $0.6 million of cash borrowed from the Connecticut Development Authority on a new $4.0 million debt line established in the quarter for equipment purchases. During the second quarter of fiscal 2007, the Company completed 2 common stock offerings with net proceeds of $95.5 million.

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

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kW to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost approximately $10,000 per kW. Since 2003, we have implemented a multi-disciplined cost reduction program that reduced product costs by approximately 70 percent. In 2008, the Company is targeting continued cost reductions of 20 percent from current levels for the MW-class DFC1500 and DFC3000 power plants through a power output increase, global sourcing and continued manufacturing improvements. Our product cost reductions come from several areas:
•	engineering improvements;
•	technology advances;
•	supply chain management;
•	production volume; and
•	manufacturing process improvements

In the last couple of years, the two biggest contributors to our cost reductions have come from value engineering activities to reduce the design cost of our products and improvements in our core technology.

Currently, we are producing products largely designed in 2006 and early 2007. The second half of 2008 will bring lower-cost MW-class units through production. By the fourth quarter, we will also see multi-MW products starting to become a larger percentage of our production and we expect cost ratios to improve as a result.

Technology advances also reduce product costs through the ability to generate more power from the fuel cells. We have already demonstrated the ability to uprate our products with our successful uprate of the 250kW stack to 300kW in August 2006. Validation testing is underway on our next uprated stacks that will increase the power output by approximately 17%. We expect to begin incorporating these improvements first into the DFC3000, which will be uprated from 2.4 MW to 2.8MW, and then begin producing these new configurations in mid-2009.

We are also working on stack life increases that are expected to result in lower operating and maintenance costs across the entire product line. In the 2008 first quarter, the Company’s new 5-year stack went into production, extending the life of the DFC fuel cell’s core technology by 2 years and significantly reducing cost of maintenance and operation.

Increasing annual order volume

In addition to the cost reduction initiatives discussed above, we need to increase annual order volume. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, create opportunity for incorporating manufacturing process improvements and spread fixed costs over higher units of production. Our manufacturing and conditioning facilities have 50 MW of annual production capacity. Based upon existing backlog, we ramped our production volumes to 25 MW per year in January 2008. Our current product sales backlog is 43.5 MW and totals approximately $113.6 million. This is a 371 percent increase over the product backlog reported as of April 30, 2007. We see continued opportunities for increased order volume in our key markets, including Asia, California and Connecticut.

Of the current product backlog, approximately 60 percent is for multi-MW power plants and modules. Based on the current backlog, we expect the mix of production to move primarily to DFC3000 power plants and modules in fiscal 2009. Volume increases and design changes incorporated into production in the latter half of 2009 are expected to drive multi-MW power plants and modules to gross margin profitability. Combined with historical cost out achievements and successful execution of our new initiatives, we believe we can reach gross margin breakeven on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location, incentives and credits and other variables such as fuel prices. We believe that our net income breakeven can be achieved at a sustained annual order and volume production of approximately 75 to 100 MW assuming a favorable mix of sub-MW and MW sales. If this mix trends more toward MW and multi-MW orders, we believe that the gross margin and net income breakeven volumes can be lower.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of April 30, 2008 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital and operating lease commitments (1)	$3,917	$963	$1,310	$897	$747
Term loans (principal and interest)	1,522	720	158	182	462
Purchase commitments(2)	57,199	57,061	138	—	—
Series I Preferred dividends payable (3)	24,546	494	12,947	2,468	8,637
Series B Preferred dividends payable (4)	5,655	3,206	2,449	—	—
Totals	$92,839	$62,444	$17,002	$3,547	$9,846

(1)	Future minimum lease payments on capital and operating leases.
(2)	Purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Using an exchange rate of Cdn.$.9871 to U.S.$1.00 (exchange rate on April 30, 2008), cumulative unpaid dividends and accrued interest of approximately $7.8 million on the Series 1 preferred shares were outstanding as of April 30, 2008. For the purposes of this disclosure, we have assumed an exchange rate of Cdn.$.9871 to U.S.$1.00 (exchange rate on April 30, 2008) and that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

In April 2008, we received approval from the Connecticut Department of Public Utility Control on the financing commitment for the 9.0 MW Milford, Connecticut DFC-ERG project under Connecticut’s Clean Energy Fund Project 150. Under the financial commitment, we will provide 20 percent or $7.1 million toward financing the construction of this project. Our development partner, Energy East Corporation, will provide the remaining 80 percent of the construction phase financing and will acquire 80 percent of the completed project. This construction financing is expected to be required over the next twelve months.

In June 2000, we entered into a loan agreement with the Connecticut Development Authority (CDA), secured by machinery and equipment, and borrowed an aggregate of $2.2 million under the agreement. At April 30, 2008, we had an outstanding balance of $0.07 million on this loan and the interest rate was 7.6 percent. In April 2008, we entered into a new 10-year loan agreement with the CDA allowing for a maximum amount borrowed of $4.0 million. At April 30, 2008, we had an outstanding balance of $0.6 million on this loan. The stated interest rate is 5 percent and the loan will be collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.

In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). The outstanding balance on this loan was $0.6 million, including $0.07 million of accrued interest, as of April 30, 2008.

In December 2006, we entered into a master equipment lease agreement for $2.5 million of equipment. As of April 30, 2008, capital lease obligations under this lease agreement were $0.3 million. Lease payment terms are thirty six months.

Approximately $10.0 million of our cash and cash equivalents have been pledged as collateral and letters of credit for certain banking relationships and customer contracts, of which approximately $9.1 million supported letters of credit that expire on various dates through December 31, 2008.

Research and Development Cost-Share Contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of April 30, 2008, our research and development sales backlog totaled $8.0 million. As this backlog is funded in future periods, we will incur additional research and development cost-share related to this backlog totaling approximately $2.2 million for which we would not be reimbursed by the government.

Our current contract with the Department of Energy’s Office of Fossil Energy is for the first phase of their three-phase program to develop multi-MW coal-based solid oxide fuel cell (SOFC) power plants Phase I is focused on SOFC cell and stack technology scale-up, as well as baseline and proof-of-concept system engineering design and analysis and is expected to be completed in September 2008. We expect to submit a proposal to the DOE for Phase 2 of the SOFC development program that could result in a contract with a value estimated to be in the range of $20 to $30 million over a 3 year period.

We expect the Vision 21 program will be completed later this fiscal year. Under this program, we completed significant development work, including a sub-MW demonstration, of our Direct FuelCell/Turbine which achieved electrical efficiency of approximately 56 percent while running for approximately 8,000 hours.

Product Sales Contracts

Costs to manufacture and install our products exceed current market prices. As of April 30, 2008, we had product sales backlog of approximately $113.6 million. We do not expect the Company to achieve gross margin profitability until we achieve sustained annual production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location, incentives and credits and other variables such as fuel prices. Based upon existing backlog, we ramped our annual production volumes to 25 MW per year in January 2008.

Long-term Service Agreements

We have contracted with certain customers to provide long-term service for fuel cell power plants ranging from one to thirteen years. Under the provisions of these contracts, we provide services to maintain, monitor and repair customer power plants. In some contracts we provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products’ early stage of development could be materially different from actual expenses. As of April 30, 2008, we had a service agreement sales backlog of approximately $21.2 million.

Power Purchase Agreements

As of April 30, 2008, we had 3 MW of power plants in operation under Power Purchase Agreements (PPAs) ranging in duration from 5 – 10 years. PPAs are a common arrangement in the energy industry whereby a customer purchases energy from an owner and operator of the power generation equipment.

We have qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of April 30, 2008 we had deferred revenue totaling $5.3 million on the consolidated balance sheet related to incentive funding received on PPAs.

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of 5 to 10 years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPAs as power is produced. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. The assets, including fuel cell power plants, are carried at the lower of cost or fair value on the Consolidated Balance Sheets based on our estimates of future revenues and expenses. Should actual results differ from our estimates, our results of operations could be negatively impacted. We are not required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This Statement also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. We have not yet determined the impact, if any, that the adoption of SFAS No. 141R and SFAS No. 160 could have on our consolidated financial statements.

In April 2008, the FASB issued Financial Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  FSP No. FAS142-3 is effective for the Company’s fiscal year beginning November 1, 2009.  We have not yet determined the impact, if any, that the adoption of FSP No. FAS 142-3 could have on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. This Statement is effective for the beginning of fiscal year 2009, November 1, 2008 for us. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning November 1, 2009. We have not yet determined the impact, if any, that the adoption of SFAS No. 157 and FSP FAS 157-2 could have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. This Statement is effective for the beginning of fiscal year 2009. The cumulative effect of adoption, if any, would be reported as an adjustment to beginning retained earnings. We have not yet determined the impact, if any, that the adoption of SFAS No. 159 could have on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending October 31, 2009.  We have not yet determined the impact, if any, that the adoption of SFAS No. 161 could have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio as of April 30, 2008 includes U.S. Treasury instruments with maturities averaging 3 months or less, as well as U.S. Treasury notes with fixed interest rates with maturities through October 2009. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2008, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.7 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of April 30, 2008, approximately $0.08 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar. We also make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Derivative Fair Value Exposure

We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of April 30, 2008 was $0.2 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 25% increase from the closing price of our common stock at April 30, 2008 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $0.1 million, assuming all other assumptions remain the same.

We have determined that the 2,286 warrants received in conjunction with our investment in Versa during the third fiscal quarter of 2007 represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of this derivative included within Investment and loan to affiliate on our Consolidated Balance Sheet as of April 30, 2008 was $0.2 million. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 10 percent increase in the volatility assumption used at April 30, 2008 would result in an increase in the fair value of this derivative and a charge to the Consolidated Statement of Operations of approximately $14 thousand, assuming all other assumptions remain the same.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were 2 matters submitted to a vote of securities holders during the second quarter of fiscal 2008 at the FuelCell Energy, Inc. Annual Shareholders’ Meeting, which was held on April 4, 2008. Following are the 2 proposals:

(1) To elect 10 directors to serve for the ensuing year and until their successors are duly elected and qualified.

The results of the voting were as follows:

NAME OF DIRECTOR	VOTES FOR	VOTES WITHHELD

R. Daniel Brdar	54,439,774	682,450
Christof Von Branconi	50,199,377	4,922,847
Richard A. Bromley	54,430,187	692,037
Glenn H. Epstein	54,439,318	682,906
James D. Gerson	54,392,494	729,730
Thomas L. Kempner	54,259,147	863,077
William A. Lawson	54,381,311	740,913
George K. Petty	54,264,835	857,389
John A. Rolls	54,453,650	668,574
Togo Dennis West, Jr.	54,441,471	680,753

(2) To ratify the selection of KPMG LLP as the independent registered public accounting firm for fiscal year 2008.

The results of the voting were as follows:

VOTES FOR	54,812,028
VOTES AGAINST	203,787
ABSTAINED	106,409

Item 6. Exhibits

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 9, 2008	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002