Form 10-Q
period 2008-07-31
FUELCELL ENERGY INC
filed 2008-09-05
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

or

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

Number of shares of common stock, par value $.0001 per share, outstanding at September 2, 2008: 68,791,427

FUELCELL ENERGY, INC.

FORM 10-Q

As of and For the Three and Nine Month Periods Ended July 31, 2008

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

	July 31, 2008 (Unaudited)	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,920	$92,997
Investments: U.S. treasury securities	26,746	60,634
Accounts receivable, net of allowance for doubtful accounts of $16 and $63, respectively	19,780	10,063
Inventories, net	27,116	29,581
Other current assets	8,895	7,730
Total current assets	133,457	201,005

Property, plant and equipment, net	38,761	39,612
Investments: U.S. treasury securities	26,725	—
Investment and loan to affiliate	10,939	12,216
Other assets, net	485	355
Total assets	$210,367	$253,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$776	$924
Accounts payable	16,389	9,516
Accounts payable due to affiliate	911	2,881
Accrued liabilities	8,948	8,511
Deferred license fee income	600	—
Deferred revenue and customer deposits	33,959	20,486
Total current liabilities	61,583	42,318

Long-term deferred revenue	3,084	4,401

Long-term debt and other liabilities	3,116	613
Total liabilities	67,783	47,332
Redeemable minority interest	12,835	11,884
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at July 31, 2008 and October 31, 2007.)	59,950	59,950
Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at July 31, 2008 and October 31, 2007; 68,753,256 and 68,085,059 shares issued and outstanding at July 31, 2008 and October 31, 2007, respectively.	7	7
Additional paid-in capital	577,594	571,944
Accumulated deficit	(507,802)	(437,929)
Treasury stock, Common, at cost (8,981 and 12,282 shares at July 31, 2008 and October 31, 2007, respectively)	(90)	(126)
Deferred compensation	90	126
Total shareholders’ equity	69,799	134,022
Total liabilities and shareholders’ equity	$210,367	$253,188

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)
	Three Months Ended July 31,
	2008	2007
Revenues:
Product sales and revenues	$23,220	$7,807
Research and development contracts	4,684	5,737
Total revenues	27,904	13,544

Costs and expenses:
Cost of product sales and revenues	39,010	14,903
Cost of research and development contracts	4,373	4,718
Administrative and selling expenses	4,926	4,676
Research and development expenses	5,741	6,980
Total costs and expenses	54,050	31,277

Loss from operations	(26,146)	(17,733)

Interest expense	(16)	(24)
Loss from equity investments	(245)	(414)
Interest and other income, net	900	3,152

Loss before redeemable minority interest	(25,507)	(15,019)

Redeemable minority interest	(473)	(421)

Loss before provision for income taxes	(25,980)	(15,440)

Provision for income taxes	—	—

Net loss	(25,980)	(15,440)

Preferred stock dividends	(802)	(802)

Net loss to common shareholders	$(26,782)	$(16,242)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.39)	$(0.24)

Basic and diluted weighted average shares outstanding	68,703,812	67,939,527

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2008	2007
Revenues:
Product sales and revenues	$59,428	$21,567
Research and development contracts	15,138	10,194
Total revenues	74,566	31,761

Costs and expenses:
Cost of product sales and revenues	98,207	44,679
Cost of research and development contracts	13,644	8,758
Administrative and selling expenses	15,536	13,866
Research and development expenses	17,157	20,489
Total costs and expenses	144,544	87,792

Loss from operations	(69,978)	(56,031)

License fee income, net	—	34
Interest expense	(65)	(72)
Loss from equity investments	(1,295)	(1,032)
Interest and other income, net	2,849	5,654

Loss before redeemable minority interest	(68,489)	(51,447)

Redeemable minority interest	(1,384)	(1,233)

Loss before provision for income taxes	(69,873)	(52,680)

Provision for income taxes	—	—

Net loss	(69,873)	(52,680)

Preferred stock dividends	(2,406)	(2,406)

Net loss to common shareholders	$(72,279)	$(55,086)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(1.06)	$(0.92)

Basic and diluted weighted average shares outstanding	68,499,395	59,967,137

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(69,873)	$(52,680)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	4,231	3,939
Loss in equity investments	1,295	1,032
Loss on redeemable minority interest	1,384	1,233
Interest receivable on loan to affiliate	(125)	(23)
Asset impairment	179	—
(Gain) Loss on derivative	(44)	65
Depreciation	6,574	7,004
Amortization (accretion) of bond premium (discount)	347	(574)
Provision for doubtful accounts	(47)	53
(Increase) decrease in operating assets:
Accounts receivable	(9,670)	(812)
Inventories	2,465	(5,847)
Other assets	(1,417)	(4,981)
Increase (decrease) in operating liabilities:
Accounts payable	4,903	(4,486)
Accrued liabilities	1,749	2,497
Deferred revenue and customer deposits	12,156	10,892
Deferred license fee income and other	600	(38)
Net cash used in operating activities	(45,293)	(42,726)

Cash flows from investing activities:
Capital expenditures	(5,651)	(3,487)
Loan to affiliate	—	(2,000)
Treasury notes matured	69,600	270,609
Treasury notes purchased	(62,784)	(237,137)
Net cash provided by investing activities	1,165	27,985

Cash flows from financing activities:
Repayment of debt	(534)	(318)
Proceeds from debt	2,663	354
Payment of preferred dividends	(2,840)	(2,840)
Net proceeds from sale of common stock	1,746	95,457
Common stock issued for option and stock purchase plans	1,016	1,941
Net cash provided by financing activities	2,051	94,594

Net increase (decrease) in cash and cash equivalents	(42,077)	79,853

Cash and cash equivalents-beginning of period	92,997	26,247
Cash and cash equivalents-end of period	$50,920	$106,100

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Business

FuelCell Energy develops and markets ultra-clean power plants that generate electricity with virtually no air pollution and reduced greenhouse gas emissions using fuels, including renewable biogas and other fuels, for commercial, industrial, and utility customers. To date, our products have generated over 230 million kilowatt hours of electricity and are generating power at over 45 locations around the world.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell®” or “DFC® Power Plants”) offer stationary applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell and hybrid products as well as planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Basis of Presentation - Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of July 31, 2008 have been included. The consolidated balance sheet as of October 31, 2007 has been derived from the audited financial statements at that date. Certain reclassifications have been made to our prior year amounts to conform to the 2008 presentation.

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

The results of operations and cash flows for the three and nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2007 Annual Report on Form 10-K.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Foreign Currency Translation

Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency losses of approximately $0.05 million and $0.3 million during the three and nine months ended July 31, 2008, respectively. We recognized foreign currency gains of $0.007 million and $0.03 million during the three and nine months ended July 31, 2007, respectively. These amounts have been classified in interest and other income on our consolidated statements of operations.

Comprehensive Loss

Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statements of operations of $26.0 million and $69.9 million for the three and nine months ended July 31, 2008, respectively, and $15.4 million and $52.7 million for the three and nine months ended July 31, 2007, respectively. Comprehensive income (loss) is defined as the increase or decrease in equity from sources other than owners.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. This Statement is effective for the beginning of fiscal year 2009, November 1, 2008 for the Company. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning November 1, 2009. We have not yet determined the impact, if any, that the adoption of SFAS No. 157 and FSP FAS 157-2 could have on our consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

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

Note 2. Equity investment and loan to affiliate

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based hybrid system. Our investment and loan to Versa totaled approximately $10.9 million and $12.2 million as of July 31, 2008 and October 31, 2007, respectively. Our current ownership interest is approximately 39 percent and we account for Versa under the equity method of accounting.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Investments

Our short and long-term investments are in U.S. Treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at July 31, 2008 and October 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At July 31, 2008
U.S. government obligations	$53,471	$27	$(57)	$53,441

At October 31, 2007
U.S. government obligations	$60,634	$71	$(1)	$60,704

Reported as:

	July 31,	October 31,
	2008	2007
Short-term investments	$26,746	$60,634
Long-term investments	26,725	—
Total	$53,471	$60,634

As of July 31, 2008, short-term investment securities have maturity dates ranging from August 15, 2008 to April 30, 2009 and estimated yields ranging from 3.10 percent to 4.37 percent. Our long-term investment securities have maturity dates ranging from August 15, 2009 to April 30, 2010 and estimated yields ranging from 1.42 percent to 2.88 percent. Our weighted average yield on our short and long-term investments was 2.77 percent as of July 31, 2008.

Note 4. Inventories

The components of inventory at July 31, 2008 and October 31, 2007 consisted of the following:

	July 31,	October 31,
	2008	2007

Raw materials	$11,946	$8,682
Work-in-process	15,170	20,899
Total	$27,116	$29,581

Our inventories are stated at the lower of recoverable cost or market price. We provide for a lower of cost or market adjustment against gross inventory values. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $12.6 million and $15.3 million at July 31, 2008 and October 31, 2007, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Property, Plant and Equipment

Property, plant and equipment at July 31, 2008 and October 31, 2007 consisted of the following:

	July 31, 2008	October 31, 2007	Estimated Useful Life
Land	$524	$524	—
Building and improvements	6,609	6,454	10-26 years
Machinery, equipment and software	57,174	53,449	3-8 years
Furniture and fixtures	2,443	2,468	10 years
Equipment leased to others	—	2,063	3 years
Power plants for use under power purchase agreements	17,743	17,743	10 years
Construction in progress	6,713	5,009
	91,206	87,710
Less, accumulated depreciation and amortization	(52,445)	(48,098)
Total	$38,761	$39,612

Depreciation expense was approximately $6.6 million and $7.0 million for the nine months ended July 31, 2008 and 2007, respectively.

Note 6. Share-Based Compensation

The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.

Equity Incentive Plans

The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of July 31, 2008, 0.8 million shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board, but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a 10-year maximum term. There were no stock appreciation rights outstanding at July 31, 2008.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

On November 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” utilizing the modified prospective approach. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which we used to account for share-based compensation transactions prior to November 1, 2005. The compensation expense for Share-Based Plans is recognized on a straight-line basis over the vesting period of each award. Share-based compensation included in the Consolidated Statements of Operations for the three and nine months ended July 31, 2008 and 2007 was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Cost of product sales and revenues	$251	$160	$729	$539
Cost of research and development contracts	61	78	201	216
General and administrative expense	810	737	2,556	2,334
Research and development expense	208	264	701	821
Total share-based compensation	$1,330	$1,239	$4,188	$3,910

Certain share-based compensation is capitalized and included on the Consolidated Balance Sheets as of July 31, 2008 and October 31, 2007. These amounts were not material during either period presented above. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. We use historical data to estimate the expected term of options granted.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Expected life (in years)	6.8	6.6	6.7	6.5
Risk-free interest rate	3.75	4.81%	3.22	4.55%
Volatility	63.7	57.1%	64.0	61.3%
Dividend yield	—	—	—	—

The following table summarizes the Plans’ stock option activity for the nine months ended July 31, 2008.

	Number of options	Weighted average option price
Outstanding at October 31, 2007	5,325,341	$11.11
Granted	1,272,169	8.53
Exercised	(316,625)	3.08
Forfeited/Cancelled	(159,616)	11.28
Outstanding at July 31, 2008	6,121,269	$11.01

The weighted average grant-date fair value of options granted during the three and nine months ended July 31, 2008 was $5.16 and $5.42, respectively, and was $4.60 and $4.44 for options granted during the three and nine months ended July 31, 2007, respectively. The total intrinsic value of options outstanding and options exercisable at July 31, 2008 was $2.9 million and $2.0 million, respectively. The total intrinsic value of options exercised during the three and nine months ended July 31, 2008 was $0.04 million and $2.2 million, respectively, and was $0.01 million and $7.2 million for the three and nine months ended July 31, 2007.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at July 31, 2008:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price ($)	Number exercisable	Weighted average exercise price ($)
$0.28	-	$5.10	106,000	0.7	1.63	106,000	1.63
$5.11	-	$9.92	3,548,078	7.8	7.96	1,467,596	7.65
$9.93	-	$14.74	1,665,573	5.8	12.11	1,283,545	12.60
$14.75	-	$19.56	310,618	2.7	16.85	310,618	16.85
$19.57	-	$24.39	235,000	2.5	23.01	235,000	23.01
$24.40	-	$29.21	27,000	2.5	26.15	27,000	26.15
$29.22	-	$34.03	165,000	2.4	29.91	165,000	29.91
$34.04	-	$48.49	64,000	2.2	38.50	64,000	38.50
			6,121,269	6.4	11.01	3,658,759	12.66

As of July 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $10.8 million, which is expected to be recognized over the next 2.6 years on a weighted-average basis.

During the nine months ended July 31, 2008, we issued 9,387 shares of common stock with a value of $0.07 million to directors as compensation (in lieu of cash). During the nine months ended July 31, 2007, we issued 8,391 shares of common stock with a value of $0.07 million to directors as compensation (in lieu of cash). These shares were fully vested at the date of grant.

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

As of July 31, 2008, there were 267,217 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Activity in the ESPP for the nine months ended July 31, 2008 was as follows:

Number of Shares
Balance at October 31, 2007	308,270
Issued @ $5.67	(25,716)
Issued @ $7.51	(15,337)
Balance at July 31, 2008	267,217

The weighted-average grant date fair value of shares issued under the ESPP during the nine months ended July 31, 2008 was $3.28.

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine months ended July 31, 2008
Expected life (in years)	.5
Risk-free interest rate	2.1%
Volatility	69%
Dividend yield	—

Incentive Compensation

Stock may be issued to employees as part of FuelCell Energy’s annual incentive bonus (in lieu of cash). During the nine months ended July 31, 2008, 140,271 shares of common stock with a value of $1.1 million were issued as incentive bonus (in lieu of cash). During the nine months ended July 31, 2007, 133,419 shares of common stock were issued with a value of $0.9 million as incentive bonus (in lieu of cash).

Note 7. Shareholders' Equity

Changes in shareholders’ equity were as follows for the nine months ended July 31, 2008:

Balance at October 31, 2007	$134,022
Increase in additional paid-in-capital for stock-based compensation	4,231
Increase in additional paid-in-capital for stock issued under employee benefit plans	2,331
Common stock sales	1,494
Series B Preferred dividends	(2,406)
Net loss	(69,873)
Balance at July 31, 2008	$69,799

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
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

Enterprise-wide Information

Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than 10 percent of our total revenues) by geographic area:

	Three months ended July 31,		Nine months ended July 31,
Revenues:	2008	2007	2008	2007
United States	$19,293	$9,429	$41,063	$21,591
South Korea	7,081	1,643	30,021	*
Canada	*	*	*	3,562
Germany	*	2,316	*	4,033
____
* Less than 10 percent of total revenues in period

Information about Major Customers

We contract with a small number of customers for the sales of our products and research and development contracts. During the three months ended July 31, 2008, we had an individual customer that accounted for $7.1 million, two customers that accounted for $4.5 million each, and an individual customer that accounted for $4.4 million of total revenues. During the nine months ended July 31, 2008, we had individual customers that accounted for $30.0 million and $13.9 million of total revenue during that period.

During the three months ended July 31, 2007, we had individual customers that accounted for $5.6 million, $2.3 million, $1.6 million, and $1.4 million of total revenues. During the nine months ended July 31, 2007, we had individual customers that accounted for $9.7 million, $4.0 million, and $3.6 million of total revenues.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Earnings Per Share

Basic and diluted earnings per share are calculated using the following data:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Weighted average basic common shares	68,703,812	67,939,527	68,499,395	59,967,137
Effect of dilutive securities(1)	—	—	—	—
Weighted average basic common shares adjusted for diluted calculations	68,703,812	67,939,527	68,499,395	59,967,137
____
(1)
We computed earnings per share without consideration of potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at July 31, 2008 and 2007 totaled 1,793,467 and 1,580,233 million, respectively. Future potentially dilutive stock options that were not in-the-money at July 31, 2008 and 2007 totaled 4,327,802 and 3,707,033 million, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of July 31, 2008, 37,500 warrants were vested with an exercise price of $9.89 and we also had 750,000 unvested warrants.

Note 10. Supplemental Cash Flow Information

The following represents supplemental cash flow information:

	Nine Months Ended July 31,
	2008	2007
Cash paid during the period for:
Interest	$67	$72
Supplemental disclosure of non-cash investing and financing activities:
Accrued Employee Stock Purchase Plan	$146	$128
Sales of common stock (1)	149	—
Accrued Common Stock Issued for Bonus Incentive	1,050	942
Impact on investing activities resulting from the sale of the power plant used under a power purchase agreement to Sierra Nevada Brewing Co.(2)	—	(3,943)
____
(1)	Sales of common stock confirmed during the period and settled subsequent to July 31, 2008.
(2)
In December 2006, we completed the sale of the 1 MW power plant that had been operating under a power purchase agreement to the Sierra Nevada Brewing Co. The net book value of the asset of approximately $3.9 million that was recorded in property, plant and equipment as of October 31, 2006, was recorded in cost of product sales and revenues upon the sale of the asset. In addition, this sale resulted in the assumption by the buyer of certain of our incentive fund liabilities resulting in a $2.2 million decrease in deferred revenue liabilities, which was recorded in cost of product sales and revenues.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Commitments and Contingencies

Restricted cash and cash equivalents

We have pledged approximately $10.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking relationships and customer contracts, of which approximately $9.1 million supported letters of credit that expire on various dates through December 31, 2008.

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

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2008 and 2007. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.

Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.

Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included within our 2007 Form 10-K. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our filings with the Securities and Exchange Commission including those set forth under the caption “Risk Factors” in the Form 10-K for the year ended October 31, 2007.

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy is the world leader in the development and manufacture of fuel cell power plants for ultra-clean, efficient and reliable electric power generation. Our products are designed to meet the 24/7 baseload power needs of commercial, industrial, government, and utility customers. To date our products have generated over 230 million kilowatt hours of electricity and are generating power at over 45 locations around the world.

We have been developing fuel cell technology since our founding in 1969. Our core carbonate fuel cell products (“Direct FuelCell®” or “DFC® Power Plants”) offer stationary power generation applications for customers. In addition to our current commercial products, we continue to develop our next generation of carbonate fuel cell and hybrid products as well as planar solid oxide fuel cell (“SOFC”) technology with our own and government research and development funds.

Our proprietary carbonate DFC power plants electrochemically (without combustion) produce electricity directly from readily available hydrocarbon fuels, such as natural gas and biogas fuels. Customers buy fuel cells to reduce cost and pollution and improve reliability. Electric generation without combustion significantly reduces harmful pollutants such as sulfur and nitrogen oxides, and particulate matter. Greater efficiency also results in less fuel needed per kilowatt hour of electricity generated, thereby reducing exposure to volatile fuel costs and minimizing operating costs. Higher fuel efficiency results in lower emissions of carbon dioxide, a major component of harmful greenhouse gases.

We believe that compared to other power generation technologies, our products offer significant advantages including:

•	Ultra-clean (e.g. virtually zero emissions), quiet operation
•	High fuel efficiency
•	Reliable, 24/7 baseload power
•	Ability to site units locally
•	Potentially lower cost power generation
•	Byproduct heat ideal for cogeneration (combined heat and power) applications.

Typical customers for our products include manufacturers, mission critical institutions such as correction facilities and government installations, hotels, utilities and customers who can use renewable gas for fuel such as breweries, food processors, and wastewater treatment facilities. With increasing demand for renewable and ultra-clean power options, and increased uncertainty in electric markets, our customers gain control of power generation economics, reliability, and emissions. Our fuel cells also offer flexible siting and easy permitting.

Recent Developments

Fiscal 2008 Commercial Power Plant Orders

During the fiscal year, the following product sales orders were received by the Company:

•
In April 2008, POSCO Power ordered 25.6 megawatts (“MW”) of MW-class power plants and fuel cell modules, valued at approximately $70.0 million, for delivery in 2009. Initially we will ship complete power plants to POSCO Power. In 2009, we will begin to ship fuel cell modules, together with complete sets of balance of plant components. POSCON (a POSCO affiliated company) will do the balance of plant assembly with our technical support. In the second half of 2009, we will begin to ship fuel cell modules only, and POSCO will be responsible for procurement and manufacturing of all balance of plant components.

•	In February 2008, CFC Solutions ordered stack components totaling approximately 0.8 MW.
•	In December 2007, The Linde Group (Linde), the world’s largest industrial gases company, ordered a DFC300 and 3 DFC1500 power plants (3.9 MW). (Refer to additional discussion below in Backlog.)
•	In December 2007, Eastern Municipal Water District (EMWD) in southern California ordered three DFC300 power plants (0.75 MW) to provide power for its wastewater operations.
•	In December 2007, POSCO Power ordered two DFC3000 power plants (4.8 MW).

Connecticut Project 150 Program

Connecticut’s Department of Public Utility Control approved financial commitment letters for three projects producing approximately 16 MW of electricity using six of our DFC3000 power plants. Subsequently, energy purchase agreements between the project developers and the utilities were completed. The projects for which we are currently negotiating contracts are:

•
A 9.0 MW DFC-ERG system will be located at a natural gas letdown station in Milford, Conn. The system will generate heat and electricity required for the station’s management of the natural gas pipeline resulting in an electrical efficiency of approximately 60 percent.

•
Two projects at Connecticut hospitals, a 4.8 MW DFC power plant for Stamford Hospital and a 2.4 MW power plant at Waterbury Hospital. The hospitals will use the byproduct heat generated by our power plants for heating, air conditioning, laundries and sterilization, and achieve system efficiencies of approximately 60 percent.

Manufacturing Production and Capacity Expansion

Our current manufacturing production rate was increased to an annualized rate of 30 MW, up from 11 MW in the prior year, in order to meet demand for our products.

We are increasing our production capacity to 60 MW annually and expect to complete this expansion in 2009 at a total cost of approximately $15.0 million. In connection with this project, the Connecticut Development Authority approved a $4.0 million loan to expand the Company’s Torrington, Connecticut manufacturing facility, expand its workforce, and extend its Torrington facility lease through 2015. This loan closed in April 2008. At July 31, 2008, we had an outstanding balance of $2.5 million.

Federal Investment Tax Credit

In the United States, the federal investment tax credit (ITC) for renewable energy installations expires in its current form at year-end 2008. The timing of a new federal investment tax credit is not certain at this time. Certain contracts and orders may be impacted by this delay. The timing of equipment sale contracts for the 16 MW of projects awarded under the Connecticut Project 150 program is contingent on passage of a new ITC bill.

Backlog

In July of 2008, the Company entered into a contract change order with The Linde Group which adjusted scheduled power plant deliveries beyond 2008 due to Linde’s customer requirements. Production will not begin on this contract until the ITC is extended beyond 2008. As a result of this contract modification, the Company has adjusted its backlog $17.2 million to exclude the Linde contract and related service agreement pending the outcome of the ITC legislation.

As of July 31, 2008, product sales backlog totaled approximately $100.7 million, including approximately $15.2 million related to long-term service agreements. This compares to a product sales backlog of $49.6 million, including approximately $12.5 million related to long-term service agreements, as of July 31, 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We contract with our customers to manufacture and install fuel cell components and power plants under long-term contracts, provide services under contracts and perform research and development. We recognize revenue using a method similar to the percentage-of-completion method.

Product sales and revenues include revenues from power plant sales, service contracts, electricity sales under power purchase agreements (“PPAs”) and incentive funding. Revenues from power plant sales are recognized proportionally as costs are incurred and assigned to a customer contract by comparing the estimated total manufacture and installation costs for each contract to the total contract value. For contracts under which there are contractual contingencies, revenue is deferred until such contingencies are cleared. Revenues from service contracts are generally recognized ratably over the contract. For service contracts that include a fuel cell stack replacement, a portion of the total contract value is recognized as revenue at the time of the stack replacement and the remainder of the contract value is recognized ratably over the contract. Revenues from electricity sales under PPAs are recognized as power is produced. Revenues from incentive funding are recognized ratably over the term of the incentive funding agreement. As of July 31, 2008, our commercial backlog totaled $100.7 million, of which $15.2 million related to long-term service contracts.

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

Revenues on fuel cell research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. Revenues from government funded research, development, and demonstration programs are generally multi-year, cost reimbursement and/or cost-shared type contracts, or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement.

While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds. As of July 31, 2008, research and development sales backlog totaled $5.5 million, of which 87 percent is funded. Should funding be temporarily delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Our inventories and advance payments to vendors are stated at the lower of cost or market (“LCM”) price. As we currently sell products at or below cost, we provide for an LCM adjustment to the cost basis of inventory and advances to vendors. This adjustment is computed by comparing the current sales prices of our power plants to estimated costs of completed power plants. In certain circumstances, for long-lead-time items, we will make advance payments to vendors for future inventory deliveries, which are recorded as a component of other current assets on the consolidated balance sheet. As of July 31, 2008 and October 31, 2007, the LCM adjustment to the cost basis of inventory and advance payments to vendors was approximately $13.9 million and $16.8 million, respectively, which equates to a reduction of approximately 30 and 33 percent, respectively, of the gross inventory value.

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

Share-Based Compensation

On November 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payments” (SFAS 123R). Share-based payment transactions with employees, which primarily consist of stock options, and third parties, require the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Share-based compensation of $1.3 million and $4.2 million was recognized in the consolidated statement of operations for the three and nine months ended July 31, 2008, respectively. Refer to Note 6 of the consolidated financial statements for additional information.

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

Comparison of Three Months ended July 31, 2008 and July 31, 2007

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the three months ended July 31, 2008 and 2007 (dollar amounts in thousands), respectively:

	Three Months Ended July 31, 2008		Three Months Ended July 31, 2007		Percentage Increase / (Decrease) in Revenues
	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenues:
Product sales and revenues	$23,220	83%	$7,807	58%	197%
Research and development contracts	4,684	17%	5,737	42%	(18)%
Total	$27,904	100%	$13,544	100%	106%

	Three Months Ended July 31, 2008		Three Months Ended July 31, 2007		Percentage Increase / (Decrease) in Cost of Revenues
	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues
Cost of revenues:
Product sales and revenues	$39,010	90%	$14,903	76%	162%
Research and development contracts	4,373	10%	4,718	24%	(7)%
Total	$43,383	100%	$19,621	100%	121%

Total revenues for the three months ended July 31, 2008 increased by $14.4 million, or 106 percent, to $27.9 million compared to the same period last year. Total cost of revenue for the three months ended July 31, 2008 increased by $23.8 million, or 121 percent, to $43.4 million.

Product sales and revenues

Product sales and revenue increased $15.4 million to $23.2 million for the three months ended July 31, 2008, compared to $7.8 million for the same period in 2007. Revenue during the quarter included approximately $15.4 million of power plant sales, $5.2 million related to site engineering and construction work for projects where the Company is responsible for complete power plant system installation, $1.9 million related to service agreements and component sales and approximately $0.7 million of revenue related to PPAs. Revenues are higher due to increased sales orders over the prior year quarter for our fuel cell power plants. As of July 31, 2008, we increased our production volume to an annualized rate of 30 MW compared to an 11 MW rate in 2007.

Cost of product sales and revenues increased to $39.0 million for the three months ended July 31, 2008, compared to a $14.9 million during the same period in 2007. The ratio of product cost to sales was 1.68 to 1 during the third quarter of 2008, compared to 1.91-to-1 during the third quarter of 2007. The improved cost ratio is primarily attributable to increased sales of MW-class power plants, compared to the prior year, and reduction of unit costs across all product lines. During the third quarter of 2008, the cost ratio was impacted by a manufacturing defect that impacted fuel cell stack production costs by $2.0 million. The cost ratio was unfavorably impacted in the quarter by higher aftermarket costs resulting from a larger fleet of power plants in the field.

Cost of product sales and revenues includes costs to manufacture and ship our power plants or power plant components to customer locations, site engineering and construction costs where the Company is responsible for complete power plant system installation, warranty and aftermarket costs required to service power plants for customers with long-term service agreements (including maintenance and stack replacements). Cost of sales also includes PPA operating costs and adjustments required to value our inventory at the lower of cost or market.

As of July 31, 2008, product sales backlog totaled approximately $100.7 million, including approximately $15.2 million related to long-term service agreements. This compares to a product sales backlog of $49.6 million, including approximately $12.5 million related to long-term service agreements, as of July 31, 2007. The increase in backlog is primarily attributable to increased order flow from the South Korea and California markets. In 2007, we signed a 10-year manufacturing and distribution agreement with POSCO Power, Korea's largest independent power producer and a subsidiary of POSCO, one of the world's largest producers of steel. South Korea’s clean energy program requires that power first be exported to the utility grid, so the incentive favors the installation of multi-MW power stations. POSCO Power ordered 30.4 MW of DFC power plants in fiscal 2008 and 7.8 MW during fiscal 2007.

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

Research and development contracts

Research and development revenue decreased by $1.0 million to $4.7 million for the three months ended July 31, 2008, compared to $5.7 million for the same period in 2007. The decrease in revenue compared to the prior year is the result of the timing of development activities on our contract with the Department of Energy’s (DOE) Office of Fossil Energy to develop multi-MW coal-based SOFC power plant.

Cost of research and development contracts decreased to $4.4 million during the third quarter of 2008, compared to $4.7 million for 2007. Margin from research and development contracts for the third quarter was approximately $0.3 million or 7 percent, compared to 17 percent in the third quarter of 2007. Margin percentage on research and development contracts will vary with the level of cost share the Company is required to contribute.

As of July 31, 2008, research and development sales backlog totaled approximately $5.4 million of which Congress has authorized funding of $4.8 million, compared to $21.0 million as of July 31, 2007. We expect our current contracts with the DOE under the SOFC and Vision 21 programs to be completed this fiscal year. The Company expects to submit a proposal for Phase 2 of the SOFC development program that could result in a contract with a value estimated to be in the range of $20 to 30 million over a two to three year period.

Administrative and selling expenses

Administrative and selling expenses for the quarter ended July 31, 2008 totaled $4.9 million, an increase of $0.2 million, compared to $4.7 million in the same period of the prior year. This increase is primarily due to higher bid and proposal and marketing expenses related to growing order volume and increased proposal activity.

Research and development expenses

Research and development expenses totaled $5.7 million during the three months ended July 31, 2008, a decline of $1.3 million, compared to $7.0 million recorded in the same period of the prior year. The decrease is due to a shift of engineering resources to commercial activities including planning for the Company’s production and capacity ramp, increased research contract activities, and supporting the installed power plant base. Research and development activities in the quarter include approximately $2.6 million related to product development, primarily the new MW-class power plants which are being launched as new products and certified during this fiscal year. Advanced technology development, including extending stack life, increasing power output, and developing advanced manufacturing processes, totaled approximately $2.9 million during the quarter.

Loss from operations

Loss from operations for the three months ended July 31, 2008 totaled $26.1 million, which is approximately $8.4 million higher than the $17.7 million loss recorded in the comparable period last year. The primary drivers to the increased loss were a higher loss on product sales of $8.6 million due to higher production volumes, lower research and development contracts margin of approximately $0.8 million, and higher selling, general and administrative expenses of approximately $0.2 million. These increases were partially offset by lower research and development expenses of approximately $1.3 million.

Loss from equity investments

Our investment and loan to Versa Power, Inc. totaled approximately $10.9 million and $12.2 million as of July 31, 2008 and October 31, 2007, respectively. Our current ownership interest is 39 percent and we account for Versa under the equity method of accounting. Our shares of equity losses for the three months ended July 31, 2008 and 2007 were $0.2 million and $0.4 million, respectively. The decrease in equity losses is attributable to lower losses at Versa.

Interest and other income, net

Interest and other income, net, was $0.9 million for the three months ended July 31, 2008, compared to $3.2 million in the same period in 2007. The Company recognized state research and development tax credits totaling $0.5 million in the quarter, compared to $1.2 million for the three months ended July 31, 2007 on lower allowable research and development activity. Interest and other income also declined approximately $1.8 million due to lower average cash and investment balances and lower interest rates than the comparable period.

Provision for income taxes

We believe that due to our commercialization efforts, our DFC products will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, we have not recognized any tax benefit related to current or prior year losses and other deferred tax assets.

Comparison of Nine Months ended July 31, 2008 and July 31, 2007

Revenues and costs of revenues

The following tables summarize the components of our revenues and cost of revenues for the nine months ended July 31, 2008 and 2007 (dollar amounts in thousands), respectively:

	Nine Months Ended July 31, 2008		Nine Months Ended July 31, 2007		Percentage
	Revenues	Percent of Revenues	Revenues	Percent of Revenues	Increase in Revenues
Revenues:
Product sales and revenues	$59,428	80%	$21,567	68%	176%
Research and development contracts	15,138	20%	10,194	32%	48%
Total	$74,566	100%	$31,761	100%	135%

	Nine Months Ended July 31, 2008		Nine Months Ended July 31, 2007		Percentage
	Cost of Revenues	Percent of Cost of Revenues	Cost of Revenues	Percent of Cost of Revenues	Increase in Cost of Revenues
Cost of revenues:
Product sales and revenues	$98,207	88%	$44,679	84%	120%
Research and development contracts	13,644	12%	8,758	16%	56%
Total	$111,851	100%	$53,437	100%	109%

Total revenues for the nine months ended July 31, 2008 increased by $42.8 million, or 135 percent, to $74.6 million from $31.8 million during the nine months ended July 31, 2007.

Product sales and revenues

Product sales and revenue increased by 80 percent or $37.9 million to $59.4 million for the nine months ended July 31, 2008, compared to $21.6 million for the same period in 2007. Revenue during the nine month period included approximately $44.0 million of power plant sales, $7.6 million related to site engineering and construction work for projects where the Company is responsible for complete power plant system installation, $5.3 million related to service agreements and component sales and approximately $2.4 million of revenue related to PPAs. Revenues are higher due to increased orders for our fuel cell power plants. As of July 31, 2008, we have increased our production volume to an annualized rate of 30 MW compared to an 11 MW rate in 2007.

Cost of product sales and revenues increased to $98.2 million for the nine months ended July 31, 2008, compared to $44.7 million during the same period in 2007. The ratio of product cost to sales was 1.65 to 1 during the nine months ended July 31, 2008, compared to 2.07 to 1 during the same period a year ago. The cost ratio has been favorably impacted in fiscal 2008 by the shift to MW production and lower unit costs across all product lines.

Cost of product sales and revenues includes costs to manufacture and ship our power plants or power plant components to customer locations, site engineering and construction costs where the Company is responsible for complete power plant system installation, warranty and aftermarket costs required to service power plants for customers with long-term service agreements (including maintenance and stack replacements). Cost of sales also includes PPA operating costs and adjustments required to value our inventory at the lower of cost or market.

Research and development contracts

Research and development revenue increased $4.9 million to $15.1 million for the nine months ended July 31, 2008, compared to $10.2 million for the same period in 2007. Cost of research and development contracts increased to $13.6 million during the nine months ended July 31, 2008, compared to $8.8 million for 2007. Margin from research and development contracts for the nine months ended July 31, 2008 was approximately $1.4 million or 10 percent, compared to 14 percent year to date 2007. Margin percentage on research and development contracts will vary with the level of cost share the Company is required to contribute. Research and development contract revenue and costs were primarily related to the DOE’s large-scale SOFC hybrid and Vision 21 programs.

Administrative and selling expenses

Administrative and selling expenses increased $1.6 million to $15.5 million during the nine months ended July 31, 2008, compared to $13.9 million in the same period of the prior year. Bid and proposal and other marketing activities were approximately $1.2 million higher over the prior year. Other increases included higher stock based compensation, business insurance, and professional fees as a result of the growth in the business.

Research and development expenses

Research and development expenses decreased to $17.2 million during the nine months ended July 31, 2008, compared to a $20.5 million increase recorded in the same period of the prior year. The decrease is due to a shift of engineering resources to commercial activities, including planning for our production and capacity ramp, increased research contract activities, and supporting the installed power plant base.

Loss from operations

Loss from operations increased by approximately $14.0 million to $70.0 million for the nine months ended July 31, 2008 compared to $56.0 million recorded in the comparable nine month period last year. The primary drivers to the increased loss were a higher loss on product sales of $15.7 million due to higher production volumes and higher selling, general, and administrative expenses of approximately $1.7 million. These increases were partially offset by lower internal research and development of approximately $3.3 million. Net results benefited from a favorable product mix and lower per unit production costs compared to the comparable prior year period.

Loss from equity investments

Our ownership interest in Versa at July 31, 2008 was 39 percent and we account for the investment under the equity method of accounting. Our share of equity losses for the nine months ended July 31, 2008 and 2007 were $1.3 million and $1.0 million, respectively. The increase in equity losses is attributable to higher losses at Versa.

Interest and other income, net

Interest and other income, net, was $2.8 million for the nine months ended July 31, 2008, compared to $5.7 million for the same period in 2007. The company recognized state research and development tax credits totaling $0.5 million in the nine months ended July 31, 2008, compared to $1.2 million for the comparable period in 2007 on lower allowable research and development activity. Interest income also decreased during the period by $2.4 million due to lower average invested balances and lower interest rates.

Provision for income taxes

We believe that due to our efforts to commercialize our DFC products, we will continue to incur losses. Based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, we have not recognized any tax benefit related to current or prior year losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and investments totaled approximately $104.4 million as of July 31, 2008, compared to $153.6 million as of October 31, 2007. Net cash and investments used during the third quarter of 2008 was $17.1 million and the fiscal year to date total is approximately $49.2 million.

Cash Inflows and Outflows

Cash and cash equivalents as of July 31, 2008 totaled $50.9 million, reflecting a decrease of $42.1 million from the balance reported as of October 31, 2007. The key components of our cash inflows and outflows from continuing operations were as follows:

Operating Activities: During the nine months ended July 31, 2008, we used $45.3 million in cash for operating activities, compared to operating cash usage of $42.7 million during the nine months ended July 31, 2007. Cash used in operating activities during the first nine months of fiscal 2008 consisted of a net loss for the period of approximately $69.9 million, offset by non-cash adjustments totaling $13.8 million, including $4.2 million of share-based compensation and depreciation expense of $6.6 million.

The change in cash related to net working capital totaled approximately $10.8 million. Changes favorable to working capital included an increase in accounts payable and accrued expenses of $6.7 million related to higher procurement for increased production volumes. Deferred revenue and customer deposits also increased by $12.2 million due to increased customer orders in the period. Customers make milestone payments during the production cycle for their power plants. Offsetting these increases were higher accounts receivable and other assets totaling $11.1 million and lower inventories of $2.5 million.

Investing Activities: During the nine months ended July 31, 2008, net cash provided by investing activities totaled $1.2 million, compared with approximately $28.0 million in the comparable period of 2007. For the nine months ended July 31, 2008, capital expenditures totaled $5.7 million primarily related to expanding our manufacturing capacity to an annual minimum of 60 MW of production. This expansion is expected to be completed in 2009 at a total cost of approximately $15.0 million.

Also during the nine-month period, approximately $69.6 million of investments in U.S. treasury securities matured and new U.S. treasury purchases totaled $62.8 million.

Financing Activities: During the nine months ended July 31, 2008, net cash provided by financing activities was approximately $2.1 million, compared to $94.6 million in 2007. Activity in the first nine months of fiscal 2008 included $2.8 million for the payment of dividends on preferred stock and repayment of debt of $0.5 million. These cash outflows in the first nine months of fiscal 2008 were offset by receipts of $2.8 million from the sale of common stock and common stock issued for stock plans, and $2.7 million of cash borrowed from the Connecticut Development Authority on a $4.0 million debt line established in the second quarter of fiscal 2008 for equipment purchases associated with manufacturing capacity expansion. During the third quarter of fiscal 2007, we completed two common stock offerings with net proceeds of $95.5 million.

Sources and Uses of Cash and Investments

We continue to invest in new product development and market development and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through sales of equity securities and cash generated from customer contracts, including cash from product sales, service and PPAs, incentive funding, government research and development contracts, and interest earned on investments. We anticipate that our existing capital resources, together with anticipated revenues, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

Our future cash requirements depend on numerous factors including future involvement in research and development contracts, implementing our cost reduction efforts and increasing annual order volume.

Future involvement in research and development contracts

Our research and development contracts are generally multi-year, cost reimbursement contracts.  The majority of these are U.S. Government contracts that are dependent upon the government’s continued allocation of funds and may be terminated in whole or in part at the convenience of the government. We will continue to seek research and development contracts. To obtain these contracts, we must continue to prove the benefits of our technologies and be successful in our competitive bidding.

Implementing cost reduction efforts on our fuel cell products

Reducing product cost is essential for us to further penetrate the market for our fuel cell products. Cost reductions will reduce and may eliminate the need for incentive funding programs and are critical to our attaining profitability. Currently available incentives allow our product pricing to compete with grid-delivered power and other distributed generation technologies.

Our 2 MW Santa Clara ‘proof-of-concept’ project in 1996-1997 cost more than $20,000/kilowatt (“kW”) to produce. In 2003, we shipped our first commercial product, a DFC300 to the Kirin Brewery which cost approximately $10,000 per kW. Since 2003, we have implemented a multi-disciplined cost reduction program that reduced product costs by approximately 70 percent. In 2008, the Company is targeting cost reductions of 20 percent from current levels for the MW-class DFC1500 and DFC3000 power plants through a power output increase, global sourcing and continued manufacturing improvements. Product cost reductions come from several areas:

•	engineering improvements;
•	technology advances;
•	supply chain management;
•	production volume; and
•	manufacturing process improvements

In the last couple of years, the two biggest contributors to our cost reductions have come from value engineering activities to reduce the design cost of our products and improvements in our core technology.

In the first half of 2008, we were producing products largely designed in 2006 and early 2007. In the second half of 2008, we are producing lower-cost MW-class units. By the fourth quarter, we will also see multi-MW products starting to become a larger percentage of our production and we expect cost ratios to improve as a result.

Technology advances also reduce product costs through the ability to generate more power from the fuel cells. We have already demonstrated the ability to uprate our products with our successful uprate of the 250 kW stack to 300 kW in August 2006. Validation testing is underway on our next uprated stacks that will increase the power output by approximately 17%. We expect to increase the power output of the DFC1500 and DFC3000 to 1.4 MW and 2.8 MW respectively, and go into production in mid-2009.

We are also working on stack life increases that are expected to result in lower operating and maintenance costs across the entire product line. In the 2008 first quarter, our new five-year stack went into production, extending the life of the DFC fuel cell’s core technology by two years and significantly reducing cost of maintenance and operation.

Increasing annual order volume

In addition to the cost reduction initiatives discussed above, we need to increase annual order volume. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, creating opportunities for incorporating manufacturing process improvements, and spreading fixed costs over higher units of production. Our manufacturing and conditioning facilities have 50 MW of annual production capacity. Based upon existing backlog, we ramped our production volumes to an annualized rate of 30 MW as of July 31, 2008. Our current product sales backlog is 34.6 MW and totals approximately $85.5 million. This is a 130 percent increase over the product backlog reported as of July 31, 2007. We see continued opportunities for increased order volume in our key markets, including Asia, California and Connecticut.

The Company sells both completed power plants and fuel cell modules. Of the current product backlog, approximately 90 percent is for MW-class complete power plants and fuel cell modules. Based on the current backlog, we expect the mix of production to move primarily to DFC3000 power plants and fuel cell modules in fiscal 2009. Volume increases and design changes incorporated into production in the latter half of 2009 are expected to drive multi-MW power plants and fuel cell modules to gross margin profitability. Combined with historical cost out achievements and successful execution of our new initiatives, we believe we can reach gross margin breakeven on product sales at a sustained annual order and production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location, incentives and credits, and other variables such as fuel prices. We believe that our net income breakeven can be achieved at a sustained annual order and volume production of approximately 75 to 100 MW assuming a favorable mix of sub-MW and MW sales of complete power plants. If this mix trends more toward MW and multi-MW orders of complete power plants, we believe that the gross margin and net income breakeven volumes can be lower. If the mix trends towards fuel cell module only sales orders, we believe that the gross margin and net income breakeven volumes would be higher.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of July 31, 2008 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligation:
Capital and operating lease commitments (1)	$3,904	$1,072	$852	$897	$1,083
Term loans (principal and interest)	3,872	722	655	730	1,765
Purchase commitments(2)	53,421	51,755	1,666	—	—
Series I Preferred dividends payable (3)	24,296	489	12,815	2,443	8,549
Series B Preferred dividends payable (4)	4,854	3,206	1,648	—	—

Totals	$90,347	$57,244	$17,636	$4,070	$11,397

(1)	Future minimum lease payments on capital and operating leases.
(2)	Purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.
(3)
Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Using an exchange rate of Cdn.$.977 to U.S.$1.00 (exchange rate on July 31, 2008), cumulative unpaid dividends and accrued interest of approximately $8.2 million on the Series 1 preferred shares were outstanding as of July 31, 2008. For the purposes of this disclosure, we have assumed an exchange rate of Cdn.$.977 to U.S.$1.00 (exchange rate on July 31, 2008) and that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)
Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.

In April 2008, we received approval from the Connecticut Department of Public Utility Control on the financing commitment for the 9.0 MW Milford, Connecticut DFC-ERG project under Connecticut’s Clean Energy Fund Project 150. Under the financial commitment, we will provide 20 percent or $7.1 million toward financing the construction of this project. Our development partner, Energy East Corporation, will provide the remaining 80 percent of the construction phase financing. The commitment is contingent on entering into final contracts with Energy East for the DFC-ERG project.

In April 2008, we entered into a new 10-year loan agreement with the CDA allowing for a maximum amount borrowed of $4.0 million. At July 31, 2008, we had an outstanding balance of $2.5 million on this loan. The stated interest rate is 5 percent and the loan will be collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.

In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction, and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). The outstanding balance on this loan was $0.6 million, including accrued interest, as of July 31, 2008.

In December 2006, we entered into a master equipment lease agreement for $2.5 million of equipment. As of July 31, 2008, capital lease obligations under this lease agreement were $0.4 million. Lease payment terms are thirty-six months.

We have pledged approximately $10.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking relationships and customer contracts, of which approximately $9.1 million supported letters of credit that expire on various dates through December 31, 2008.

Research and development cost-share contracts

We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of July 31, 2008, our research and development sales backlog totaled $5.4 million. We will incur additional research and development cost-share related to this backlog totaling approximately $1.8 million which will not be reimbursed by the government.

Our current contract with the DOE’s Office of Fossil Energy is for the first phase of their three-phase program to develop multi-MW coal-based SOFC power plants. Phase I is focused on SOFC cell and stack technology scale-up, as well as developing a baseline and proof-of-concept system engineering design and analysis, and is expected to be completed in September 2008. We expect to submit a proposal to the DOE for Phase 2 of the SOFC development program that could result in a contract with a value estimated to be in the range of $20 to $30 million over a three-year period.

We expect the Vision 21 program will be completed later this fiscal year. Under this program, we completed significant development work on our Direct FuelCell/Turbine , including a sub-MW demonstration. The Direct FuelCell/Turbine achieved electrical efficiency of approximately 56 percent while running for approximately 8,000 hours.

Product sales contracts

Costs to manufacture and install our products exceed current market prices. As of July 31, 2008, we had product sales backlog of approximately $85.5 million. We do not expect the Company to achieve gross margin profitability until we achieve sustained annual production volume of approximately 35 MW to 50 MW, depending on product mix, geographic location, incentives and credits and other variables such as fuel prices. Based upon existing backlog, we ramped our production volumes to an annualized rate of 30 MW compared to an approximate 11 MW run rate in the prior year.

Long-term service agreements

We have contracted with certain customers to provide long-term service for fuel cell power plants ranging from one to 13 years. Under the provisions of these contracts, we provide services to maintain, monitor, and repair customer power plants. In some contracts we provide for replacement of fuel cell stacks. Pricing for service contracts is based upon estimates of future costs, which given our products’ early stage of development could be materially different from actual expenses. As of July 31, 2008, we had a service agreement sales backlog of approximately $15.2 million.

Power purchase agreements

As of July 31, 2008, we had 3 MW of power plants in operation under PPAs ranging in duration from 5 – 10 years. PPAs are a common arrangement in the energy industry whereby a customer purchases energy from an owner and operator of the power generation equipment.

We qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements. Revenue related to these incentive funds is recognized ratably over the performance period. As of July 31, 2008 we had deferred revenue totaling $4.8 million on the consolidated balance sheet related to incentive funding received on PPAs.

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates, generally for periods of 5 to 10 years. Electricity rates are generally a function of the customer’s current and future electricity pricing available from the grid. Revenues are earned and collected under these PPAs as power is produced. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, natural gas, to run the power plants. The assets, including fuel cell power plants, are carried at the lower of cost or fair value on the Consolidated Balance Sheets based on our estimates of future revenues and expenses. We are not required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. This Statement is effective for the beginning of fiscal year 2009, November 1, 2008 for the Company. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning November 1, 2009. We have not yet determined the impact, if any, that the adoption of SFAS No. 157 and FSP FAS 157-2 could have on our consolidated financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio as of July 31, 2008 includes U.S. Treasury instruments with maturities averaging three months or less, as well as U.S. Treasury notes with fixed interest rates with maturities through October 2009. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2008, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.5 million annually.

Foreign Currency Exchange Risk

With our Canadian business entity, FuelCell Energy, Ltd., we are subject to foreign exchange risk, although we have taken steps to mitigate those risks where possible. As of July 31, 2008, approximately $0.07 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. The functional currency of FuelCell Energy, Ltd. is the U.S. dollar. We also make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

Derivative Fair Value Exposure

We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of July 31, 2008 was $0.3 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 25 percent increase from the closing price of our common stock at July 31, 2008 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $0.1 million, assuming all other assumptions remain the same.

We have determined that the 2,286 warrants received in conjunction with our investment in Versa during the third fiscal quarter of 2007 represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of this derivative included within Investment and loan to affiliate on our Consolidated Balance Sheet as of July 31, 2008 was $0.2 million. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 10 percent increase in the volatility assumption used at July 31, 2008 would result in an increase in the fair value of this derivative and a charge to the Consolidated Statement of Operations of approximately $14 thousand, assuming all other assumptions remain the same.

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

FUELCELL ENERGY, INC.
(Registrant)

September 5, 2008	/s/ Joseph G. Mahler
Date	Joseph G. Mahler Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002