Form 10-Q
period 2009-01-31
FUELCELL ENERGY INC
filed 2009-03-12
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-14204
FUELCELL ENERGY, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	06-0853042
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3 Great Pasture Road
Danbury, Connecticut	06813
(Address of Principal Executive Offices)	Zip Code
(203) 825-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at March 9, 2009: 69,017,261

FUELCELL ENERGY, INC.
FORM 10-Q
As of and For the Three Month Period Ended January 31, 2009

Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008	3

Consolidated Statements of Operations for the three months ended January 31, 2009 and 2008	4

Consolidated Statements of Cash Flows for the three months ended January 31, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6. Exhibits	30

Signature	31

Exhibit 4.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	January 31,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,298	$38,043
Investments: U.S. treasury securities	27,270	30,406
Accounts receivable, net	30,376	16,096
Inventories, net	26,074	24,523
Other current assets	8,754	8,952

Total current assets	108,772	118,020

Property, plant and equipment, net	37,302	38,259
Investments: U.S. treasury securities	7,196	18,434
Investment and loan to affiliate	10,689	10,405
Other assets, net	399	358

Total assets	$164,358	$185,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$821	$795
Accounts payable	15,361	16,287
Accounts payable due to affiliate	909	724
Accrued liabilities	10,452	11,023
Deferred revenue and customer deposits	27,716	29,585

Total current liabilities	55,259	58,414

Long-term deferred revenue	2,220	2,672
Long-term debt and other liabilities	4,434	4,075

Total liabilities	61,913	65,161

Redeemable minority interest	13,800	13,307
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at January 31, 2009 and October 31, 2008.)	59,950	59,950
Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at January 31, 2009 and October 31, 2008; 69,008,280 and 68,782,446 shares issued and outstanding at January 31, 2009 and October 31, 2008, respectively.)	7	7
Additional paid-in capital	579,893	578,337
Accumulated deficit	(551,205)	(531,286)
Treasury stock, Common, at cost (8,981 shares at January 31, 2009 and October 31, 2008.)	(90)	(90)
Deferred compensation	90	90

Total shareholders’ equity	28,695	47,058

Total liabilities and shareholders’ equity	$164,358	$185,476

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	January 31,
	2009	2008
Revenues:
Product sales and revenues	$19,031	$9,768
Research and development contracts	2,692	5,251

Total revenues	21,723	15,019

Costs and expenses:
Cost of product sales and revenues	28,937	19,410
Cost of research and development contracts	2,238	4,440
Administrative and selling expenses	4,246	4,812
Research and development expenses	5,737	5,485

Total costs and expenses	41,158	34,147

Loss from operations	(19,435)	(19,128)

Interest expense	(60)	(32)
Loss from equity investments	(346)	(444)
Interest and other income, net	415	1,125

Loss before redeemable minority interest	(19,426)	(18,479)

Redeemable minority interest	(493)	(438)

Loss before provision for income taxes	(19,919)	(18,917)

Provision for income taxes	—	—

Net loss	(19,919)	(18,917)

Preferred stock dividends	(802)	(802)

Net loss to common shareholders	$(20,721)	$(19,719)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.30)	$(0.29)
Basic and diluted weighted average shares outstanding	68,831,033	68,204,735
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,919)	$(18,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,451	1,254
Loss from equity investments	346	443
Loss on redeemable minority interest	493	438
Interest receivable on loan to affiliate	(39)	(43)
Impairment of long-lived assets	—	179
Gain on derivative	(58)	(45)
Depreciation	2,179	2,173
Amortization of bond premium	374	—
Provision for doubtful accounts	(5)	(26)
(Increase) decrease in operating assets:
Accounts receivable	(14,275)	(313)
Inventories	(1,551)	(5,830)
Other assets	554	(184)
Increase (decrease) in operating liabilities:
Accounts payable	(741)	(1,279)
Accrued liabilities	(470)	1,108
Deferred revenue, license fee income and customer deposits	(2,321)	6,800

Net cash used in operating activities	(33,982)	(14,242)

Cash flows from investing activities:
Capital expenditures	(1,192)	(1,467)
Convertible loan to affiliate	(600)	—
Treasury notes matured	14,000	17,100
Treasury notes purchased	—	(13,180)

Net cash provided by investing activities	12,208	2,453

Cash flows from financing activities:
Repayment of debt	(53)	(122)
Proceeds from debt	436	—
Payment of preferred dividends	(802)	(802)
Net proceeds from sale of common stock	433	837
Common stock issued for option plans	15	744

Net cash provided by financing activities	29	657

Net decrease in cash and cash equivalents	(21,745)	(11,132)

Cash and cash equivalents-beginning of period	38,043	92,997

Cash and cash equivalents-end of period	$16,298	$81,865

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation — Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of January 31, 2009 have been included. The consolidated balance sheet as of October 31, 2008 has been derived from the audited financial statements at that date. Certain reclassifications have been made to our prior year amounts to conform to the 2009 presentation.
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
The results of operations and cash flows for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2008 Annual Report on Form 10-K.
Foreign Currency Translation
Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency losses of approximately $60 thousand during the three months ended January 31, 2009 and 2008. These amounts have been classified in interest and other income on our consolidated statements of operations.
Comprehensive Loss
Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statements of operations of $19.9 million and $18.9 million for the three months ended January 31, 2009 and 2008, respectively. Comprehensive income (loss) is defined as the increase or decrease in equity from sources other than owners.
Recent Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This Statement also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of our fiscal year 2010. The impact on our consolidated financial statements upon adopting SFAS No. 141R and SFAS No. 160 will be determined based on future acquisitions, if any.

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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning November 1, 2009. On November 1, 2008, the Company adopted the provisions of SFAS No. 157 that were not deferred with the issuance of FSP FAS 157-2 and determined that there was no impact on the fair value measurements the Company had been applying under existing accounting standards. The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the U.S. The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 157 for nonfinancial assets and liabilities could have on our consolidated financial statements upon adoption in fiscal 2010.
In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The Company adopted SFAS No. 159 on November 1, 2008, but has decided not to apply the fair value option to any of its existing financial instruments recorded on its consolidated balance sheet as of January 31, 2009.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending October 31, 2009. The Company does not expect a material impact on its consolidated financial statements resulting from the adoption of SFAS No. 161.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 2. Equity investments
Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based (“SOFC”) hybrid system. Versa is a private company founded in 2001 that has been developing advanced SOFC systems for various stationary and mobile applications. In November 2008, the Company invested $0.6 million in Versa in the form of a convertible note. If not converted, the $0.6 million note and all accrued interest thereon is due November 2018 unless certain prepayment events occur. In conjunction with this investment the Company also received warrants for the right to purchase 822 shares of common stock with an exercise price of $146 per share. We have determined that these warrants represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value was not material to the consolidated financial statements as of January 31, 2009. Under the terms of the convertible notes held by the Company, the principal and interest shall be repaid in cash upon a change of control or certain other significant events.
Our total investment in Versa, which includes equity and convertible debt instruments, was approximately $10.7 million and $10.4 million as of January 31, 2009 and October 31, 2008, respectively. Our current ownership interest is approximately 39 percent and we account for Versa under the equity method of accounting. The Company recorded a $0.3 million loss from this equity investment during the three months ended January 31, 2009 and a loss of $0.4 million for the three months ended January 31, 2008.
Note 3. Investments
Our short and long-term investments are in U.S. Treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at January 31, 2009 and October 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
At January 31, 2009
U.S. government obligations	$34,466	$349	$—	$34,815

At October 31, 2008
U.S. government obligations	$48,840	$304	$—	$49,144
Reported as:

	January 31,	October 31,
	2009	2008
Short-term investments	$27,270	$30,406
Long-term investments	7,196	18,434

Total	$34,466	$48,840

As of January 31, 2009, short-term investment securities have maturity dates ranging from February 15, 2009 to December 31, 2009 and estimated yields ranging from 1.54 percent to 2.35 percent. We have long-term investment securities with maturity dates ranging from February 15, 2010 to April 30, 2010 and estimated yields ranging from 2.44 percent to 2.46 percent. Our weighted average yield on our short and long-term investments was 2.14 percent as of January 31, 2009.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 4. Accounts Receivable
Accounts receivable at January 31, 2009 and October 31, 2008 consisted of the following:

	January 31,	October 31,
	2009	2008
U.S. Government:
Amount billed	$260	$199
Unbilled recoverable costs	825	406

	1,085	605

Commercial Customers:
Amount billed (1)	22,414	4,584
Unbilled recoverable costs	6,877	10,907

	29,291	15,491

	$30,376	$16,096

(1)	Amounts billed relate to one contract containing retainage provisions (amounts withheld until contract completion) totaling $0.7 million and $0.6 million as of January 31, 2009 and October 31, 2008, respectively. This contract is scheduled to be completed in March 2009 at which time retainage is expected to be remitted to the Company.
The Company bills customers for power plant sales based on certain milestones being reached. The Company bills the U.S. government for research and development contracts based on actual costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed as of January 31, 2009 and October 31, 2008. The allowance for doubtful accounts was $0.05 million at January 31, 2009 and October 31, 2008.
Note 5. Inventories
The components of inventory at January 31, 2009 and October 31, 2008 consisted of the following:

	January 31,	October 31,
	2009	2008

Raw materials	$14,499	$18,952
Work-in-process	11,575	5,571

Total	$26,074	$24,523

Our inventories are stated at the lower of recoverable cost or market price. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $9.4 million and $11.4 million at January 31, 2009 and October 31, 2008, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 6. Share-Based Compensation
The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.
Equity Incentive Plans
The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options or stock to our officers, key employees and directors. As of January 31, 2009, 871,802 shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to our directors. Stock options and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year and have a ten-year maximum term. There were no stock appreciation rights outstanding at January 31, 2009.
The compensation expense for Share-Based Plans is recognized on a straight-line basis over the vesting period of each award. Share-based compensation included in the Consolidated Statements of Operations for the three months ended January 31, 2009 and 2008 was as follows:

	Three months ended
	January 31,
	2009	2008
Cost of product sales and revenues	$304	$223
Cost of research and development contracts	52	74
General and administrative expense	834	711
Research and development expense	246	232

Total share-based compensation	$1,436	$1,240

Certain share-based compensation is capitalized and included on the Consolidated Balance Sheets as of January 31, 2009 and October 31, 2008. These amounts were not material during either period presented above. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. We use historical data to estimate the expected term of options granted.

	Three months ended
	January 31,
	2009	2008
Expected life (in years)	6.8	6.7
Risk-free interest rate	2.29%	3.69%
Volatility	63.7%	63.6%
Dividend yield	—	—

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The following table summarizes the Plans’ stock option activity for the three months ended January 31, 2009.

		Weighted
	Number of	average
	options	option price

Outstanding at October 31, 2008	5,967,213	$10.99
Granted	5,200	4.25
Exercised	(6,000)	1.63
Forfeited/Cancelled	(43,935)	10.17

Outstanding at January 31, 2009	5,922,478	11.00

The weighted average grant-date fair value of options granted during the three months ended January 31, 2009 and 2008 was $2.62 and $5.54, respectively. The total intrinsic value of options outstanding and options exercisable at January 31, 2009 was $0.2 million. There was not a material amount of intrinsic value for options exercised during either the three months ended January 31, 2009 or 2008.
The following table summarizes information about stock options outstanding and exercisable at January 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life	price	exercisable	price
$0.26 – $5.10	105,200	0.6	1.76	100,000	1.63
$5.11 – $9.92	3,462,887	7.3	7.95	1,828,237	7.84
$9.93 – $14.74	1,570,773	5.3	12.17	1,252,595	12.58
$14.75 – $19.56	310,618	2.2	16.85	310,618	16.85
$19.57 – $24.39	219,000	2.2	23.01	219,000	23.01
$24.40 – $29.21	27,000	2.0	26.15	27,000	26.15
$29.22 – $34.03	163,000	1.8	29.91	163,000	29.91
$34.04 – $48.49	64,000	1.7	38.50	64,000	38.50

	5,922,478	6.0	11.00	3,964,450	12.25

As of January 31, 2009, total compensation cost related to nonvested stock options was $7.6 million, which is expected to be recognized over the next 2.5 years on a weighted-average basis.
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
As of January 31, 2009, there were 242,383 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Activity in the ESPP for the three months ended January 31, 2009 was as follows:

Number of
Shares
Balance at October 31, 2008	267,217
Issued @ $4.06	(24,834)

Balance at January 31, 2009	242,383

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended
January 31, 2009
Expected life (in years)	.5
Risk-free interest rate	1.07%
Volatility	116%
Dividend yield	—
During the three months ended January 31, 2009, the weighted-average fair value of shares expected to be issued under the current ESPP offering period ending April 30, 2009 was $2.44.
Note 7. Shareholders’ Equity
Changes in shareholders’ equity were as follows for the three months ended January 31, 2009:

Balance at October 31, 2008	$47,058
Increase in additional paid-in-capital for stock-based compensation	1,451
Increase in additional paid-in-capital for stock issued under employee benefit plans	119
Common stock sales	788
Series B preferred dividends	(802)
Net loss	(19,919)

Balance at January 31, 2009	$28,695

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
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Enterprise-wide Information
Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) by geographic area:

	Three months ended
	January 31,
Revenues:	2009	2008
United States	$7,004	$9,752
Korea	13,699	4,727

Total	$20,703	$14,479

Information about Major Customers
We contract with a small number of customers for the sales of our products or research and development contracts. During the three months ended January 31, 2009, we had two individual customers that accounted for $13.7 million and $2.6 million of total revenues. During the three months ended January 31, 2008, we had three individual customers that accounted for $5.1 million, $4.7 million and $2.5 million of total revenues.
Note 9. Earnings Per Share
Basic and diluted earnings per share are calculated using the following data:

	Three months ended
	January 31,
	2009	2008
Weighted average basic common shares	68,831,033	68,204,735
Effect of dilutive securities(1)	—	—

Weighted average basic common shares adjusted for diluted calculations	68,831,033	68,204,735

(1)	We computed earnings per share without consideration to potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at January 31, 2009 and 2008 totaled 101,200 and 1,656,773, respectively. Future potentially dilutive stock options that were not in-the-money at January 31, 2009 and 2008 totaled 5,821,278 and 4,372,718, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of January 31, 2009, 7,500 warrants were vested with an exercise price of $9.89 and we also had 500,000 unvested warrants.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 10. Supplemental Cash Flow Information
The following represents supplemental cash flow information:

	Three Months Ended
	January 31,
	2009	2008
Cash paid during the period for:
Interest	$60	$32

Supplemental disclosure of non-cash investing and financing activities:
Accrued sales of common stock(1)	$355	$400
Accrued Employee Stock Purchase Plan	$101	$146

(1)	Sales of common stock confirmed during the prior period and settled in the current period.
Note 11. Commitments and Contingencies
Cash and cash equivalents
Approximately $3.9 million of our cash and cash equivalents have been pledged as collateral for certain banking requirements and customer contracts, of which approximately $0.6 million supported letters of credit that expire on various dates through November 15, 2009.

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
Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2009 and 2008. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.
Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.
Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included within our 2008 Form 10-K. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as under the caption “Risk Factors” within our 2008 Form 10-K.
OVERVIEW AND RECENT DEVELOPMENTS
Overview
FuelCell Energy is the world leader in the development and production of stationary fuel cells for commercial, industrial, government, and utility customers. FuelCell Energy’s ultra-clean and high efficiency DFC® power plants are generating power at approximately 50 locations worldwide. The Company’s power plants have generated more than 275 million kWh of power using a variety of fuels including renewable wastewater gas, biogas from beer and food processing, as well as natural gas and other hydrocarbon fuels.
Our Company was founded in 1969. Our core fuel cell products (“Direct FuelCell®” or “DFC® Power Plants”) offer stationary power generation applications for customers. In addition to our commercial products, we continue to develop our carbonate fuel cells, planar solid oxide fuel cell (“SOFC”) technology and other fuel cell technology with our own and government research and development funds.

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
Compared to other power generation technologies, our products offer significant advantages including:
•	Virtually zero emissions
•	High fuel efficiency
•	Ability to site units locally as distributed power generation
•	Potentially lower cost power generation
•	Byproduct heat ideal for cogeneration applications
•	Reliable, 24/7 baseload power
•	Quiet operation
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
Recent Developments
Connecticut Project 150 Program
On March 10, 2009, the Connecticut Department of Public Utility Control (DPUC) issued a revised draft decision for Project 150 Round 3 approving a total of 27.3 MW of projects incorporating FuelCell Energy power plants. This revision supersedes the prior draft issued in January 2009 that approved 6.6 MW.
The approved projects include a 14.3 MW power plant for Bridgeport FuelCell Park, 3.4 MW DFC-ERG power plant for a natural gas distribution station in Bloomfield, Conn., 3.2 MW DFC-ERG for Trumbull, Conn., 3.2 DFC-ERG for Glastonbury, Conn., and a 3.2 MW DFC/Turbine (DFC/T) for an electrical substation in Danbury, Conn. The final DPUC decision is scheduled for April 2009 and the sales value of the contracts, if finalized, is an estimated $84 million.
Under Connecticut’s Project 150 Round 2, we are negotiating contracts for a 9.0 MW DFC-ERG system to be located in Milford, Conn., a 4.8 MW DFC power plant at Stamford Hospital, and a 2.4 MW power plant at Waterbury Hospital.
Cash Management Plan
In response to current economic conditions, the Company reduced operating costs in February 2009. This included a six percent workforce reduction, suspension of employer contributions to the 401(k) plan, a freeze on the level of salaries for all employees except for production employees, and other expense reductions. The Company expects cash use for fiscal 2009 to be significantly lower than fiscal 2008 as a result of these actions taken in February 2009 as well as expected order flow at or above the Company’s 30 MW production rate, lower capital spending and improvement in working capital and operating margins.

The American Recovery and Reinvestment Act
The American Recovery and Reinvestment Act (ARRA), enacted in February 2009, directs more than $30 billion dollars for energy initiatives and another $20 billion in tax incentives for renewable energy and energy efficiency over the next 10 years. Projects using FuelCell Energy’s stationary fuel cells may be eligible to receive benefits under the following provisions of the ARRA:
•	A new federal Investment Tax Credit (ITC) grant provision allows project developers to fund projects by applying for a grant through the Department of the Treasury. Previously the ITC could only be used as a credit against taxable income;
•	The ARRA repeals certain ITC limitations and now allows the credit to be taken on a greater percentage of total project costs;
•	For certain projects put in service during 2009, developers can claim accelerated depreciation up to 50 percent of the adjusted cost basis of the property. For projects beginning operation between 2009 and January 1, 2011, developers can claim the adjusted basis of the project as of January 1, 2010 and receive the same accelerated depreciation benefits. For developers using the ITC or cash grant, 42.5 percent can be deducted immediately;
•	An additional $3.2 billion was allocated for the U.S. Department of Energy’s Energy Efficiency and Renewable Energy (EERE) program to apply to state block grants. These funds are for clean energy programs and include installation of high efficiency fuel cell power plants to provide ultra-clean, reliable electricity;
•	$300 million was directed to the U.S. Department of Defense for research, development, evaluation, and demonstration of projects that employ fuel cell, solar, and wind sources for energy generation;
•	A $1.6 billion bond program was included that provides new clean energy bonds to finance facilities that generate electricity from ultra-clean sources such as fuel cells.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the Investor Relations section of our website (www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06813.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to Critical Accounting Policies and Estimates in our 2008 Form 10-K for information on accounting policies and estimates that we consider critical in preparing our consolidated financial statements. Our accounting policies include significant estimates we make using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

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
Comparison of Three Months ended January 31, 2009 and January 31, 2008
Revenues and costs of revenues
The following tables summarize the components of our revenues and cost of revenues for the three months ended January 31, 2009 and 2008 (dollar amounts in thousands), respectively:

	Three Months Ended		Three Months Ended
	January 31, 2009		January 31, 2008		Percentage
		Percent of		Percent of	Increase in
Revenues:	Revenues	Revenues	Revenues	Revenues	Revenues
Product sales and revenues	$19,031	88%	$9,768	65%	95%
Research and development contracts	2,692	12%	5,251	35%	(49%)

Total	$21,723	100%	$15,019	100%	45%

	Three Months Ended		Three Months Ended
	January 31, 2009		January 31, 2008		Percentage
		Percent of		Percent of	Increase
	Cost of	Cost of	Cost of	Cost of	in Cost of
Cost of revenues:	Revenues	Revenues	Revenues	Revenues	Revenues
Product sales and revenues	$28,937	93%	$19,410	81%	49%
Research and development contracts	2,238	7%	4,440	19%	(50%)

Total	$31,175	100%	$23,850	100%	31%

Total revenues for the three months ended January 31, 2009 increased by $6.7 million, or 45 percent, to $21.7 million from $15.0 million during the same period last year. Total cost of revenue for the three months ended January 31, 2009 increased by $7.3 million or 31 percent to $31.2 million.
Product sales and revenues
The Company has historically sold its fuel cell products below cost while the market develops and product costs are reduced. We have been engaged in a formal commercial cost-out program since 2003 to reduce the total life cycle costs of our power plants. We have made significant progress primarily through value engineering our products, manufacturing process improvements and higher production levels, technology improvements and global sourcing.
We currently estimate that product sales and revenues will be gross margin profitable when the Company achieves production volumes in the 35 to 70 MW range depending on product mix. Our current annual production volume is approximately 30 MW. As a measure of cost reduction progress prior to achieving positive margins, the Company calculates a cost-to-revenue ratio which is cost divided by revenue. Refer to the liquidity and capital resources section of this document for future discussion of the Company’s plans for implementing our cost reduction efforts and increasing annual order volume.

Analysis for the comparable periods ended January 31, 2009 and 2008:

	Three Months Ended	Three Months Ended	Percentage
	January 31, 2009	January 31, 2008	Change
Product sales and revenues	$19,031	$9,768	95%
Cost of Product sales and revenues	28,937	19,410	49%

Loss on product sales and revenues	$(9,906)	$(9,642)	3%

Cost-to-revenue ratio	1.52	1.99	(24)%
Product sales and revenue increased $9.3 million to $19.0 million for the three months ended January 31, 2009 compared to $9.8 million for the same period in the prior year. Revenue in the first quarter included approximately $15.1 million of power plant sales, $1.3 million related to site engineering and construction work for projects where the Company is responsible for complete power plant system installation, $2.1 million related to service agreements and component sales and approximately $0.6 million of revenue related to power purchase agreements. Revenues are higher due to increased orders for our fuel cell power plants. Our annual production rate in the first quarter in fiscal 2009 was approximately 30 MW of fuel cell products compared to approximately 12 MW in 2008. The Company expects to operate at a 30 MW run-rate during 2009. POSCO Power, one of our strategic distribution partners, accounted for approximately 72 percent and 48 percent of total product sales and revenues for the periods ended January 31, 2009 and 2008, respectively. In 2007, we entered into a 10-year manufacturing and distribution agreement with POSCO Power at which time it invested in FuelCell Energy, Inc. and is currently a 5.5 percent owner of the Company’s common stock.
Cost of product sales and revenues increased to $28.9 million for the quarter ended January 31, 2009 compared to $19.4 million the first quarter of 2008. The ratio of product cost to sales was 1.52 to 1 compared to 1.99 to 1 during the same period a year ago and 1.54 to 1 in the fourth quarter of 2008. The cost ratio has been favorably impacted by the shift to MW production, lower unit costs across all product lines and lower service agreement costs due to the timing of stack replacements, compared to the prior year quarter. Net of revenues, service agreements and aftermarket costs totaled approximately $2.7 million in the first quarter of fiscal 2009 compared to $3.5 million in the same period of the prior year.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where the Company is responsible for complete power plant system installation, warranty costs, and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period). Cost of sales also includes Power Purchase Agreement (“PPA”) operating costs and adjustments required to value our inventory at the lower of cost or market. As our fuel cell products are in their initial stages of development and market acceptance, we have not historically provided for a loss reserve estimate on product or service contracts.
Research and development contracts
Research and development revenue decreased to $2.7 million for the three months ended January 31, 2009 compared to $5.3 million for the same period in 2008. Cost of research and development contracts decreased to $2.2 million during the first quarter of 2009 compared to $4.4 million for 2008. Margin from research and development contracts for the first quarter was approximately $0.5 million or 17 percent compared to $0.8 million or 15 percent in the first quarter of 2008. The decline in revenue compared to the prior year is due to the completion of several government programs in the second half of fiscal 2008 and transition to the Phase II coal-based SOFC contract which was awarded late in the first quarter of fiscal 2009. In January, the U.S. Department of Energy (DOE) awarded the Company Phase II of the MW-class coal-based SOFC contract, a $30.2 million contract of which the DOE has agreed to fund $21.0 million with the remaining amount to be funded by the Company.

Research and development contract backlog was $23.1 million of which Congress has authorized funding of $6.0 million as of January 31, 2009 compared to $13.2 million ($7.0 million funded) at January 31, 2008.
Administrative and selling expenses
Administrative and selling expenses for the quarter ended January 31, 2009 totaled $4.2 million, a decrease of $0.6 million compared to $4.8 million in the same period of the prior year. This decrease is primarily due to lower sales and marketing expenses related to the Connecticut Project 150 program compared to the comparable period in the prior year.
Research and development expenses
Research and development expenses totaled $5.7 million during the three months ended January 31, 2009, an increase of $0.2 million compared to $5.5 million recorded in the same period of the prior year. The increase is related primarily to product development and cost reduction.
Loss from operations
Loss from operations for the three months ended January 31, 2009 totaled $19.4 million, approximately two percent higher than the $19.1 million loss from operations recorded in the comparable period last year. The increase in loss from operations is due to higher product sales, lower margins on research and development contracts, increased spending on product development, and cost reduction. Although the loss on product sales and revenues was higher in the first quarter of 2009, cost reductions across all product lines and a shift to MW-class production have enabled the Company to nearly double product sales and revenues over the prior year while only increasing loss on product sales by $0.3 million due to lower cost of products. Partially offsetting these items was lower sales and marketing costs.
Loss from equity investments
Our ownership interest in Versa at January 31, 2009 was 39%. We account for Versa under the equity method of accounting. Our share of equity losses for the three months ended January 31, 2009 and 2008 were $0.3 million and $0.4 million, respectively. This decrease is due to lower research and development activity at Versa.
Interest and other income, net
Interest and other income, net, decreased to $0.4 million for the three months ended January 31, 2009 compared to $1.1 million for the same period in 2008. The decrease is due to lower interest income on lower average invested balances and lower interest rates.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents, and investments in U.S. treasuries totaled approximately $50.8 million as of January 31, 2009 compared to $86.9 million as of October 31, 2008. Net cash and investments used during the quarter was $36.1 million. In fiscal 2008, the average quarterly use of cash and investments totaled approximately $16.7 million. The high quarter cash use in the first quarter of 2009 was caused by delays in customer milestone payments resulting in an increase of accounts receivable to $30.4 million as of January 31, 2009 compared to $16.1 million at October 31, 2008. The Company received the delayed milestone payments in February 2009. As a result of market conditions, the Company also experienced delays finalizing customer contracts in the first quarter and did not receive initial milestone payments on these contracts. The Company expects to close these contracts in the second quarter, which will add to backlog and drive additional customer milestone payments. During the second quarter of 2009, the Company expects to hold cash and investments at or above the January 31, 2009 balance.
We are targeting fiscal 2009 use of cash and investments in a range of $35 million to $45 million compared to the prior year total of $66.7 million. This reduction in cash use is expected to be achieved through order flow at or above the Company’s 30 MW production rate, lower capital spending, and other company-wide cost reductions. In February 2009, the Company initiated a six percent workforce reduction, a suspension of employer contributions to the 401(k) plan and a salary freeze except for production employees.
The fundamentals of the Company are solid with products expected to turn gross margin positive this fiscal year and with near term opportunities to increase product backlog in our key markets of Korea, California and Connecticut. In addition to operating cash flow, the Company is evaluating external financing options. The timing and size of these financings will depend on multiple factors including the impact of the global recession, future order flow and the need to increase production capacity among others.
Cash Inflows and Outflows
Cash and cash equivalents as of January 31, 2009 totaled $16.3 million, reflecting a decrease of $21.7 million from the balance reported as of October 31, 2008. The key components of our cash inflows and outflows were as follows:
Operating Activities: During the first quarter of 2009, we used $34.0 million in cash for operating activities compared to operating cash usage of $14.2 million during the same period in 2008. The increase over the prior year period was driven primarily by a higher net working capital usage of approximately $18.8 million compared with a benefit of $0.3 million in the 2008 period. Driving this usage was higher accounts receivable of approximately $14.3 million, higher inventory of approximately $1.6 million, lower deferred revenue of $2.3 million, and other changes of $0.6 million, net.
We bill customers based on time phased milestones established in customer contracts. The Company expects accounts receivable to be in the $15 million — $20 million range at our current production level.
Investing Activities: During the first quarter of 2009, net cash provided by investing activities totaled $12.2 million. During the first quarter of 2009, $14.0 million of investments in U.S. treasury securities matured or were sold. Offsetting this increase were capital expenditures totaling $1.2 million and a convertible debt investment in Versa Power Systems, Inc. totaling $0.6 million. The Company’s forecasted capital spending for fiscal 2009 is in the $3.5 million to $4.5 million range.
Financing Activities: During the first quarter of 2009, net cash provided by financing activities was approximately $0.03 million compared to $0.7 million in the prior year. Activity in 2009 included $0.8 million for the payment of dividends on preferred stock and repayment of debt of $0.1 million. These cash outflows in fiscal 2009 were offset by receipts of $0.4 million from the sale of common stock and $0.4 million of cash borrowed from the Connecticut Development Authority.

Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through sales of equity securities, cash generated from product sales, service contracts and PPAs, incentive funding, government research and development contracts, and interest earned on investments. We anticipate that our existing capital resources, together with our current order backlog and anticipated orders, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.
Increasing annual order volume
In addition to the cost reduction initiatives discussed above, we need to increase annual order volume. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, creating opportunities for incorporating manufacturing process improvements, and spreading fixed costs over more units. Our overall manufacturing process (module manufacturing, final assembly, and test and conditioning) has a production capacity of 50 MW per year. We believe we can increase capacity to 70 MW per year with capital investments of approximately $4.0 million to $7.0 million. To expand to a production capacity of 150 MW, we would need to make capital investments of approximately $35 million to $45 million. Based upon existing backlog, we increased our production volumes to an annual rate of 30 MW during 2008. Future production volumes will be matched against order flow. Opportunities for increasing order volume in our key markets, including South Korea, California and Connecticut are as follows:
South Korea: POSCO Power opened its 50 MW fuel cell balance-of-plant manufacturing facility in September 2008 and is planning to manufacture the balance of plant surrounding a fuel cell module beginning in the latter half of 2009. In the interim, POSCO Power and FuelCell Energy are working together to set up an in-country service and maintenance organization and train POSCO Power personnel.
California: In February, we announced the sale of a 300 kW DFC300 power plant to the U.S. Marine Corps Air Ground Combat Center at Twentynine Palms, Calif. The DFC power plant will supply onsite baseload power for the facility’s electricity requirements and the fuel cell’s surplus heat will be fed into the base’s main steam line for hot water and space heating.
Connecticut: On March 10, 2009, the Connecticut Department of Public Utility Control (DPUC) issued a revised draft decision for Project 150 Round 3 approving a total of 27.3 MW of projects incorporating FuelCell Energy power plants. This revision supersedes the prior draft issued January 2009 that approved 6.6 MW.
Under Connecticut’s Project 150 Round 2, we are negotiating contracts for a 9.0 MW DFC-ERG system to be located in Milford, Conn., a 4.8 MW DFC power plant at Stamford Hospital, and a 2.4 MW power plant at Waterbury Hospital.
We have approximately 65 MW of DFC power plants installed or in backlog in Asia, North America (primarily the U.S.) and Europe. Of this, over 38 MW were ordered by POSCO Power, the Company’s manufacturing and distribution partner for South Korea. California is the Company’s next largest market with over 15 MW installed or in backlog. Our current product sales backlog is approximately 25 MW and totals approximately $51.4 million. Included in backlog are 8.4 MW of module only sales orders.
We sell both completed power plants and fuel cell modules. Of the current product backlog, over 90 percent is for MW-class power plants and fuel cell modules. Based on the current backlog, we expect the mix of production to move primarily to DFC3000 power plants and fuel cell modules in fiscal 2009. Our current annual production volume is approximately 30 MW. We believe we can reach gross margin breakeven at a sustained annual order and production volume of approximately 35 to 70 MW and we believe that net income breakeven can be achieved at a sustained annual order and volume production of approximately 75 to 125 MW. The low end for each of these ranges requires sustained annual production primarily of our DFC3000 power plants and fuel cell modules and the high end if the range includes a mix of our DFC1500 and DFC300 power plants. Actual results will depend on product mix, volume, mix of full power plants vs. modules only, future service costs, and market pricing.

Implementing cost reduction efforts on our fuel cell products
Reducing product cost is essential for us to more fully penetrate the market for our fuel cell products. Cost reductions will reduce and may eliminate the need for incentive funding programs and are critical to our attaining profitability. Currently available incentives allow our product pricing to compete with grid-delivered power and other distributed generation technologies. Product cost reductions come from several areas:
•	engineering improvements;
•	technology advances;
•	supply chain management;
•	production volume; and
•	manufacturing process improvements.
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
In 2008, we also completed the design of our newest MW-class power plants that are expected to go into production in the third fiscal quarter of 2009. The new design produces 350 kW per stack compared to the current 300 kW design. With these new models, we expect future MW-class orders to be gross margin positive.
The life of our stacks impacts the service costs associated with our power plants. Extending stack life reduces services costs for the Company. In 2008, we began manufacturing our five-year stacks, compared to our previous stacks which had a life of approximately three years. The Company is developing and expects to bring to market products with a stack life of greater than five-years.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of January 31, 2009 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
		Less			More
		than	1 – 3	3 – 5	than
Contractual Obligation:	Total	1 Year	Years	Years	5 Years
Capital and Operating lease commitments (1)	$3,914	987	1,171	897	859
Term loans (principal and interest)	5,706	885	1,157	1,157	2,507
Purchase commitments(2)	36,391	35,937	188	266	—
Series I Preferred dividends payable (3)	20,142	405	10,624	2,025	7,088
Series B Preferred dividends payable (4)	3,251	3,206	45	—	—

Totals	$69,404	41,420	13,185	4,345	10,454

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.

(3)	Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Using an exchange rate of Cdn.$0.81 to U.S.$1.00 (exchange rate on January 31, 2009), cumulative unpaid dividends and accrued interest of approximately $7.2 million on the Series 1 preferred shares were outstanding as of January 31, 2009. For the purposes of this disclosure, we have assumed an exchange rate of Cdn.$0.81 to U.S.$1.00 (exchange rate on January 31, 2009) and that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)	Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.
In April 2008, we entered into a new 10-year loan agreement with the CDA allowing for a maximum amount borrowed of $4.0 million. At January 31, 2009, we had an outstanding balance of $4.0 million on this loan. The stated interest rate is 5 percent and the loan will be collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.
In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction, and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). The outstanding balance on this loan was $0.6 million, including accrued interest, as of January 31, 2009.
We have pledged approximately $3.9 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and customer contracts, of which approximately $0.6 million supported letters of credit that expire on various dates through November 15, 2009.
FuelCell adopted FIN 48 as of November 1, 2007. In connection with the adoption of FIN 48, the Company identified uncertain tax positions aggregating $15.7 million and reduced its net operating loss carryforwards (NOL’s) by this amount. At October 31, 2008, the Company had available for federal and state income tax purposes, NOL’s of approximately $448 million and $343 million, respectively. Because of the level of NOL’s and valuation allowances, unrecognized tax benefits, even if not resolved in the Company’s favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.

Product sales contracts
Through fiscal 2008, the costs to manufacture and install our products exceeded market prices. As of January 31, 2009, we had product sales backlog of approximately $51.4 million. We do not expect the Company to achieve gross margin profitability until we achieve sustained annual production volume of approximately 35 to 70 MW, depending on product mix, geographic location, incentives and credits, service costs and other variables such as fuel prices. In mid-2008, we ramped to an annual production rate of approximately 30MW in response to worldwide demand for the Company’s MW-class power plants. We also now have in backlog orders for the Company’s newest 2.8 MW product design which is expected to be gross margin profitable on a per unit basis. As order flow increases, we expect a mix primarily of 2.8 MW modules and power plants.
Actual production was approximately 11 MW in fiscal 2007 and 22 MW in 2008.
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
We expect the replacement of three-year life stacks will continue over the next several years. As a result, we expect to continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including life of the stack, used replacement stacks available, the Company’s limit of liability on service agreements and future operating plans for the power plant. Given these considerations, the Company expects a similar impact in fiscal 2009 as was reported in fiscal 2008 and then expects the impact to decline in fiscal 2010 and 2011.
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
Power purchase agreements
As of January 31, 2009, we had 3 MW of power plant installations under PPAs ranging in duration from five to ten years. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, natural gas, to run the power plants.

We qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of January 31, 2009 we had deferred revenue totaling $3.9 million on the consolidated balance sheet related to incentive funding received on PPAs.
Research and development cost-share contracts
We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of January 31, 2009, our research and development sales backlog totaled $23.1 million. We will incur additional research and development cost-share related to this backlog totaling approximately $9.4 million that will not be reimbursed by the government.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning November 1, 2009. On November 1, 2008, the Company adopted the provisions of SFAS No. 157 that were not deferred with the issuance of FSP FAS 157-2 and determined that there was no impact on the fair value measurements the Company had been applying under existing accounting standards. The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the U.S. The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 157 could have on our consolidated financial statements upon adoption in fiscal 2010.

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The Company adopted SFAS No. 159 on November 1, 2008, but has decided not to apply the fair value option to any of its existing financial instruments recorded on its consolidated balance sheet as of January 31, 2009.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is effective for the Company’s second quarter of fiscal year ending October 31, 2009. We have not yet determined the impact, if any, that the adoption of SFAS No. 161 could have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio as of January 31, 2009 includes short-term U.S. Treasury instruments with maturities ranging from February 2009 to December 2009, as well as U.S. Treasury notes with fixed interest rates with maturities ranging from February 2010 to April 2010. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at January 31, 2009, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.
Foreign Currency Exchange Risk
As of January 31, 2009, approximately $0.1 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. We also make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of January 31, 2009 was $0.3 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 25 percent increase from the closing price of our common stock at January 31, 2009 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $0.1 million assuming all other assumptions remain the same.
We have determined that the 3,108 warrants received in conjunction with our investment in Versa during the third fiscal quarter of 2008 and the first fiscal quarter of 2009 represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of these derivatives included within Investment and loan to affiliate on our Consolidated Balance Sheet as of January 31, 2009 was $0.4 million. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 10 percent increase in the volatility assumption used at January 31, 2009 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $25 thousand, assuming all other assumptions remain the same.

Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. EXHIBITS

Exhibit No.	Description

4.1
Certificate of Designation for the 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K, dated November 22, 2004)

4.2	Schedule A to Articles of Amendment of FuelCell Energy, Ltd., setting forth the rights, privileges, restrictions and conditions of Class A Cumulative Redeemable Exchangeable Preferred Shares

10.1	Alliance Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.2	Technology Transfer, License and Distribution Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.3	Loan agreement, dated April 29, 2008, between the Company and the Connecticut Development Authority.

14
Code of Ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the year ended October 31, 2003)

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

FUELCELL ENERGY, INC. (Registrant)

March 12, 2009 Date	/s/ Joseph G. Mahler Joseph G. Mahler
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

4.2	Schedule A to Articles of Amendment of FuelCell Energy, Ltd., setting forth the rights, privileges, restrictions and conditions of Class A Cumulative Redeemable Exchangeable Preferred Shares

10.1	Alliance Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.2	Technology Transfer, License and Distribution Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.3	Loan agreement, dated April 29, 2008, between the Company and the Connecticut Development Authority.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002