Form 10-Q
period 2009-04-30
FUELCELL ENERGY INC
filed 2009-06-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at June 5, 2009: 70,388,302

FUELCELL ENERGY, INC.
FORM 10-Q
As of and For the Three and Six Month Periods Ended April 30, 2009

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	April 30,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,071	$38,043
Investments: U.S. treasury securities	25,302	30,406
Accounts receivable, net	14,359	16,096
Inventories, net	22,833	24,523
Other current assets	8,572	8,952

Total current assets	88,137	118,020

Property, plant and equipment, net	35,891	38,259
Investments: U.S. treasury securities	—	18,434
Investment and loan to affiliate	10,491	10,405
Other assets, net	439	358

Total assets	$134,958	$185,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$826	$795
Accounts payable	7,849	16,287
Accounts payable due to affiliate	1,282	724
Accrued liabilities	10,210	11,023
Deferred revenue and customer deposits	23,041	29,585

Total current liabilities	43,208	58,414

Long-term deferred revenue	1,804	2,672

Long-term debt and other liabilities	4,479	4,075

Total liabilities	49,491	65,161

Redeemable minority interest	14,073	13,307

Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at April 30, 2009 and October 31, 2008.)	59,950	59,950

Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at April 30, 2009 and October 31, 2008; 70,254,465 and 68,782,446 shares issued and outstanding at April 30, 2009 and October 31, 2008, respectively.	7	7
Additional paid-in capital	581,726	578,337
Accumulated deficit	(570,285)	(531,286)
Foreign currency translation	(4)	—
Treasury stock, Common, at cost (5,679 and 8,981 shares at April 30, 2009 and October 31, 2008.)	(53)	(90)
Deferred compensation	53	90

Total shareholders’ equity	11,444	47,058

Total liabilities and shareholders’ equity	$134,958	$185,476

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	April 30,
	2009	2008
Revenues:
Product sales and revenues	$19,308	$26,440
Research and development contracts	3,556	5,203

Total revenues	22,864	31,643

Costs and expenses:
Cost of product sales and revenues	28,614	39,787
Cost of research and development contracts	2,837	4,831
Administrative and selling expenses	4,755	5,798
Research and development expenses	5,053	5,931

Total costs and expenses	41,259	56,347

Loss from operations	(18,395)	(24,704)

Interest expense	(66)	(17)
Loss from equity investments	(216)	(607)
Interest and other income, net	130	824

Loss before redeemable minority interest	(18,547)	(24,504)

Redeemable minority interest	(533)	(473)

Loss before provision for income taxes	(19,080)	(24,977)

Provision for income taxes	—	—

Net loss	(19,080)	(24,977)

Preferred stock dividends	(802)	(802)

Net loss to common shareholders	$(19,882)	$(25,779)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.29)	$(0.38)

Basic and diluted weighted average shares outstanding	69,521,575	68,540,701
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Six Months Ended
	April 30,
	2009	2008
Revenues:
Product sales and revenues	$38,339	$36,208
Research and development contracts	6,248	10,454

Total revenues	44,587	46,662

Costs and expenses:
Cost of product sales and revenues	57,551	59,197
Cost of research and development contracts	5,075	9,271
Administrative and selling expenses	9,001	10,610
Research and development expenses	10,790	11,416

Total costs and expenses	82,417	90,494

Loss from operations	(37,830)	(43,832)

Interest expense	(126)	(49)
Loss from equity investments	(562)	(1,050)
Interest and other income, net	545	1,949

Loss before redeemable minority interest	(37,973)	(42,982)

Redeemable minority interest	(1,026)	(911)

Loss before provision for income taxes	(38,999)	(43,893)

Provision for income taxes	—	—

Net loss	(38,999)	(43,893)

Preferred stock dividends	(1,604)	(1,604)

Net loss to common shareholders	$(40,603)	$(45,497)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.59)	$(0.67)

Basic and diluted weighted average shares outstanding	69,178,940	68,396,064
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(38,999)	$(43,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,553	2,886
Loss from equity investments	562	1,050
Change in redeemable minority interest	1,026	911
Interest receivable on loan to affiliate	(73)	(85)
Impairment of long-lived assets	—	179
Loss (gain) on derivative	14	(138)
Depreciation	4,369	4,387
Amortization of bond premium	538	101
Change in allowance for doubtful accounts	(6)	(46)
(Increase) decrease in operating assets:
Accounts receivable	1,743	(2,752)
Inventories	1,690	(1,372)
Other assets	375	(1,256)
Increase (decrease) in operating liabilities:
Accounts payable	(7,880)	4,627
Accrued liabilities	216	942
Deferred revenue, license fee income and customer deposits	(7,412)	5,348

Net cash used in operating activities	(41,284)	(29,111)

Cash flows from investing activities:
Capital expenditures	(1,944)	(3,028)
Convertible loan to affiliate	(600)	—
Treasury notes matured and sold	23,000	27,100
Treasury notes purchased	—	(19,375)

Net cash provided by investing activities	20,456	4,697

Cash flows from financing activities:
Repayment of debt	(120)	(252)
Proceeds from debt	436	628
Payment of preferred dividends	(1,864)	(1,841)
Net proceeds from sale of common stock	1,230	1,018
Common stock issued for option plans	178	804

Net cash (used in) provided by financing activities	(140)	357

Effect of exchange rate changes on cash balances held in foreign currency	(4)	—

Net decrease in cash and cash equivalents	(20,972)	(24,057)

Cash and cash equivalents-beginning of period	38,043	92,997

Cash and cash equivalents-end of period	$17,071	$68,940

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation — Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of April 30, 2009 have been included. The consolidated balance sheet as of October 31, 2008 has been derived from the audited financial statements at that date. Certain reclassifications have been made to our prior year amounts to conform to the 2009 presentation.
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
The results of operations and cash flows for the three and six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2008 Annual Report on Form 10-K.
During the first quarter of fiscal 2009, we established FuelCell Korea Ltd. which will be used to transact business as required in support of our service obligations under the master services agreement with POSCO Power.
Comprehensive Loss
Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statements of operations of $19.1 million and $25.0 million for the three months ended April 30, 2009 and 2008, respectively, and $39.0 million and $43.9 million for the six months ended April 30, 2009 and 2008, respectively. Comprehensive loss consists of net loss to common shareholders and foreign currency translation adjustments, which are included as a component of shareholders’ equity in the consolidated balance sheets. There was not a significant amount of foreign currency translation gains or losses during the three or six months ended April 30, 2009 and 2008.
Foreign Currency Translation
The translation of FuelCell Korea Ltd’s financial statements results in translation gains or losses, which are recorded in shareholders equity. For the three and six months ended April 30, 2009, the amount recorded in shareholders equity resulting from translation was not material.
Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency gains of approximately $8 thousand during the three months ended April 30, 2009 and approximately $0.1 million during the six months ended April 30, 2009, respectively. We recognized foreign currency losses of approximately $0.1 million and $0.2 million during the three and six months ended April 30, 2008, respectively. These amounts have been classified in interest and other income on our consolidated statements of operations.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Liquidity
Our liquidity will be dependent on achieving the order volumes and cost reductions on our fuel cell products necessary to sustain profitable operations. We may also raise capital through an equity offering. The timing and size of any financing will depend on multiple factors including the impact of the global recession, future order flow and the need to adjust production capacity. There can be no assurance that we will be able to obtain additional financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we may have to modify our plans.
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
In April 2008, the FASB issued Financial Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. FSP No. FAS142-3 is effective for the Company’s fiscal year beginning November 1, 2009. The impact on our consolidated financial statements upon adopting FSP No. FAS 142-3 will be determined based on future acquisitions, if any.
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

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The Company adopted SFAS No. 159 on November 1, 2008, but has decided not to apply the fair value option to any of its existing financial instruments recorded on its consolidated balance sheet as of April 30, 2009.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 as required during the second quarter of fiscal 2009. The Company does not have any derivatives that qualify as hedges. The Company does have two derivatives which include (i) an embedded derivative liability related to the conversion feature and variable dividend included in the Series 1 Preferred Shares and (ii) a derivative asset related to warrants to purchase shares of common stock in Versa Power Systems, Inc. (“Versa”), which the Company received in conjunction with investments in Versa made in the form of convertible notes. The fair value of these derivatives at April 30, 2009 and changes in their fair value from October 31, 2008 was not material to the Company’s consolidated financial statements. Refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 for additional information.
Note 2. Equity investments
Versa is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based (“SOFC”) hybrid system. Versa is a private company founded in 2001 that has been developing advanced SOFC systems for various stationary and mobile applications. In November 2008, the Company invested $0.6 million in Versa in the form of a convertible note. If not converted, the $0.6 million note and all accrued interest thereon is due November 2018 unless certain prepayment events occur. In conjunction with this investment the Company also received warrants for the right to purchase 822 shares of common stock with an exercise price of $146 per share. We have determined that these warrants represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value was not material to the consolidated financial statements as of April 30, 2009. Under the terms of the convertible notes held by the Company, the principal and interest shall be repaid in cash upon a change of control or certain other significant events.
Our total investment in Versa, which includes equity and convertible debt instruments, was approximately $10.5 million and $10.4 million as of April 30, 2009 and October 31, 2008, respectively. Our current ownership interest is approximately 39 percent and we account for Versa under the equity method of accounting. The Company recorded losses from this equity investment of $0.2 million and $0.6 million during the three and six months ended April 30, 2009, respectively, and $0.6 million and $1.1 million during the three and six months ended April 30, 2008, respectively.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 3. Investments
Our short and long-term investments are in U.S. Treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at April 30, 2009 and October 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
At April 30, 2009
U.S. government obligations	$25,302	$259	$—	$25,561

At October 31, 2008
U.S. government obligations	$48,840	$304	$—	$49,144
Reported as:

	April 30,	October 31,
	2009	2008
Short-term investments	$25,302	$30,406
Long-term investments	—	18,434

Total	$25,302	$48,840

As of April 30, 2009, short-term investment securities have maturity dates ranging from August 15, 2009 to April 30, 2010 and estimated yields ranging from 1.54 percent to 2.46 percent. Our weighted average yield on our short-term investments was 2.15 percent as of April 30, 2009.
Note 4. Accounts Receivable
Accounts receivable at April 30, 2009 and October 31, 2008 consisted of the following:

	April 30,	October 31,
	2009	2008
U.S. Government:
Amount billed	$245	$199
Unbilled recoverable costs	1,455	406

	1,700	605

Commercial Customers:
Amount billed (1)	7,132	4,584
Unbilled recoverable costs	5,527	10,907

	12,659	15,491

	$14,359	$16,096

(1)	Amounts billed relate to one contract containing retainage provisions (amounts withheld until contract completion) totaling $0.7 million and $0.6 million as of April 30, 2009 and October 31, 2008, respectively. This contract is scheduled to be completed prior to the end of fiscal 2009 at which time retainage is expected to be remitted to the Company.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The Company bills customers for power plant sales based on certain milestones being reached. The Company bills the U.S. government for research and development contracts based on actual costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed as of April 30, 2009 and October 31, 2008. The allowance for doubtful accounts was $0.04 million at April 30, 2009 and $0.05 million at October 31, 2008.
Note 5. Inventories
The components of inventory at April 30, 2009 and October 31, 2008 consisted of the following:

	April 30,	October 31,
	2009	2008

Raw materials	$12,804	$18,952
Work-in-process	10,029	5,571

Total	$22,833	$24,523

Our inventories are stated at the lower of recoverable cost or market price. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $8.3 million and $11.4 million at April 30, 2009 and October 31, 2008, respectively.
Note 6. Share-Based Compensation
The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.
Equity Incentive Plans
The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options, restricted stock or stock to our officers, key employees and directors. As of April 30, 2009, 55,670 shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options, restricted stock awards and stock appreciation rights to our officers and key employees and may grant nonqualified options, restricted stock awards and stock appreciation rights to our directors. Stock options, restricted stock awards and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares on the date the option is granted. Restricted stock awards and stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options and restricted stock awards that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year. Stock options have a ten-year maximum term. There were no stock appreciation rights outstanding at April 30, 2009.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The compensation expense for Share-Based Plans is recognized on a straight-line basis over the vesting period of each award. Share-based compensation included in the Consolidated Statements of Operations for the three and six months ended April 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Cost of product sales and revenues	$210	$256	$515	$479
Cost of research and development contracts	49	67	102	140
General and administrative expense	661	1,035	1,495	1,746
Research and development expense	180	261	425	493

Total share-based compensation	$1,100	$1,619	$2,537	$2,858

Certain share-based compensation is capitalized and included on the Consolidated Balance Sheets as of April 30, 2009 and October 31, 2008. These amounts were not material during either period presented above. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Prior to November 1, 2008, the Company calculated expected volatility based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. Beginning November 1, 2008, the Company no longer includes implied volatility from its traded options in its expected volatility calculation due to low trading volume. We use historical data to estimate the expected term of options granted.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Expected life (in years)	6.8	6.6	6.8	6.7
Risk-free interest rate	2.29%	2.94%	2.29%	3.18%
Volatility	72.7%	67.2%	72.4%	64.1%
Dividend yield	—	—	—	—
The following table summarizes the Plans’ stock option activity for the six months ended April 30, 2009.

		Weighted
	Number of	average
	options	option price

Outstanding at October 31, 2008	5,967,213	$10.99
Granted	213,152	2.89
Exercised	(106,000)	1.63
Forfeited/Cancelled	(116,410)	9.22

Outstanding at April 30, 2009	5,957,955	$10.90

The weighted average grant-date fair value of options granted during the three and six months ended April 30, 2009 was $1.95 and $1.97, respectively, and was $4.97 and 5.46 for options granted during the three and six months ended April 30, 2008, respectively. The total intrinsic value of options outstanding and options exercisable at April 30, 2009 was $0.07 million and $0.02 million, respectively. The total intrinsic value of options exercised during the three and six months ended April 30, 2009 was $0.1 million and was $0.04 million and $2.1 million for the three and six months ended April 30, 2008, respectively.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The following table summarizes information about stock options outstanding and exercisable at April 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life	price	exercisable	price
$0.26 – $5.10	211,952	9.9	2.89	51,584	2.85
$5.11 – $9.92	3,401,187	6.9	7.95	2,150,162	7.84
$9.93 – $14.74	1,561,198	5.0	12.17	1,362,104	12.42
$14.75 – $19.56	310,618	1.8	16.85	310,618	16.85
$19.57 – $24.39	219,000	1.9	23.01	219,000	23.01
$24.40 – $29.21	27,000	1.6	26.15	27,000	26.15
$29.22 – $34.03	163,000	1.5	29.91	163,000	29.91
$34.04 – $48.49	64,000	1.5	38.50	64,000	38.50

	5,957,955	5.8		4,347,468	12.02

As of April 30, 2009, total compensation cost related to nonvested stock options was $6.7 million, which is expected to be recognized over the next 2.2 years on a weighted-average basis.
Restricted Stock Awards
On March 25, 2009, the Company granted 637,630 restricted stock awards to employees. The grant date fair value of $2.85 per share was equal to the closing price of the Company’s common stock on the date of grant. These restricted stock awards are exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year. The total intrinsic value of these awards at April 30, 2009 was approximately $2.0 million.
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
As of April 30, 2009, there were 242,383 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Activity in the ESPP for the six months ended April 30, 2009 was as follows:

Number of
Shares
Balance at October 31, 2008	267,217
Issued @ $4.06	(24,834)

Balance at April 30, 2009	242,383

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended
April 30, 2009
Expected life (in years)	.5
Risk-free interest rate	1.07%
Volatility	116%
Dividend yield	—
During the three and six months ended April 30, 2009, the weighted-average fair value of shares expected to be issued under the current ESPP offering period ending April 30, 2009 was $2.44.
Note 7. Shareholders’ Equity
Changes in shareholders’ equity were as follows for the six months ended April 30, 2009:

Balance at October 31, 2008	$47,058
Increase in additional paid-in-capital for stock-based compensation	2,553
Increase in additional paid-in-capital for stock issued under employee benefit plans	1,206
Common stock sales	1,230
Series B preferred dividends	(1,604)
Net loss	(38,999)

Balance at April 30, 2009	$11,444

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

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Enterprise-wide Information
Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) by geographic area:

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
Revenues:
United States	$7,061	$12,018	$14,065	$21,770
South Korea	15,510	18,213	29,209	22,940
Information about Major Customers
We contract with a small number of customers for the sales of our products or research and development contracts. During the three months ended April 30, 2009, we had individual customers that accounted for $15.5 million and $4.9 million of total revenues during that period. During the six months ended April 30, 2009, we had individual customers that accounted for $29.2 million and $8.2 million of total revenue during that period.
During the three months ended April 30, 2008, we had individual customers that accounted for $18.2 million and $4.5 million of total revenues during that period. During the six months ended April 30, 2008, we had individual customers that accounted for $22.9 million and $9.6 million of total revenue during that period.
Note 9. Earnings Per Share
Basic and diluted earnings per share are calculated using the following data:

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
Weighted average basic common shares	69,521,575	68,540,701	69,178,940	68,396,064
Effect of dilutive securities(1)	—	—	—	—

Weighted average basic common shares adjusted for diluted calculations	69,521,575	68,540,701	69,178,940	68,396,064

(1)	We computed earnings per share without consideration to potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at April 30, 2009 and 2008 totaled 206,352 and 3,211,622, respectively. Future potentially dilutive stock options that were not in-the-money at April 30, 2009 and 2008 totaled 5,751,603 and 2,948,086, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of April 30, 2009, 7,500 warrants were vested with an exercise price of $9.89 and we also had 500,000 unvested warrants.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 10. Supplemental Cash Flow Information
The following represents supplemental cash flow information:

	Six Months Ended
	April 30,
	2009	2008
Cash paid during the period for:

Interest	$127	$50

Supplemental disclosure of non-cash investing and financing activities:

Accrued sales of common stock (1)	$355	$400

Accrued Employee Stock Purchase Plan	$101	$146

Accrued Common Stock Issued for Bonus Incentive	$928	$1,050

(1)	Sales of common stock confirmed during the prior period and settled in the current period.
Note 11. Commitments and Contingencies
Cash and cash equivalents
Approximately $3.9 million of our cash and cash equivalents have been pledged as collateral for certain banking requirements and customer contracts, of which approximately $0.6 million supported letters of credit that expire on various dates through November 15, 2009.
Note 12. Subsequent Events
In June 2009, the Company entered into a Product Sales Contract with Posco Power for a total of 30.8 MW of FuelCell Energy Direct FuelCell® (DFC®) modules and components. The order represents an estimated sales value to the Company of $58 million and calls for delivery of units during 2010 and early 2011.
In conjunction with this sales contract, the Company also executed a Memorandum of Agreement whereby the parties have agreed to enter into a licensing agreement to allow POSCO Power to assemble FuelCell Energy cell and module components into stack modules for sale in South Korea. POSCO Power will purchase $25 million of FuelCell Energy common stock at $3.59 per share (the 10-day average FuelCell Energy stock closing price through June 8, 2009) once the licensing agreement is finalized. Prior to this investment, POSCO Power’s ownership interest in the Company’s common stock was approximately 5 percent which will increase once this investment is finalized to approximately 14 percent based on total common stock outstanding as of June 8, 2009.

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
Results of operations. This section provides an analysis of our results of operations for the three and six months ended April 30, 2009 and 2008. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.
Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.
Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto included within our 2008 Form 10-K. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our 2008 Form 10-K under the caption “Risk Factors”.
OVERVIEW AND RECENT DEVELOPMENTS
Overview
FuelCell Energy is the world leader in the development and production of stationary fuel cells for commercial, industrial, government, and utility customers. FuelCell Energy’s ultra-clean and high efficiency Direct FuelCell® (“DFC®”) power plants are generating power at approximately 50 locations worldwide. The Company’s power plants have generated more than 315 million kWh of power using a variety of fuels including renewable wastewater gas, biogas from beer and food processing, as well as natural gas and other hydrocarbon fuels.
Our Company was founded in 1969. Our core fuel cell products offer stationary power generation applications for customers. In addition to our commercial products, we continue to develop our carbonate fuel cells, planar solid oxide fuel cell (“SOFC”) technology and other fuel cell technology with our own and government research and development funds.

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
Recent Developments
POSCO Power
In June 2009, the Company entered into a Product Sales Contract with Posco Power for a total of 30.8 MW of FuelCell Energy DFC modules and components. The order represents an estimated sales value to the Company of $58 million and calls for delivery of units during 2010 and early 2011.
In conjunction with this sales contract, the Company also executed a Memorandum of Agreement whereby the parties have agreed to enter into a licensing agreement to allow POSCO Power to assemble FuelCell Energy cell and module components into stack modules for sale in South Korea. POSCO Power will purchase $25 million of FuelCell Energy common stock at $3.59 per share (the 10-day average FuelCell Energy stock closing price through June 8, 2009) once the licensing agreement is finalized. Prior to this investment, POSCO Power’s ownership interest in the Company’s common stock was approximately 5 percent which will increase once this investment is finalized to approximately 14 percent based on total common stock outstanding as of June 8, 2009.
Connecticut Project 150 Program
Under the state’s Renewable Portfolio Standards program, the Connecticut Department of Public Utility Control (DPUC) issued a final decision approving 27.3 MW in April 2009 bringing the total of projects incorporating FuelCell Energy power plants awarded to 43.5 MW. These include: a 14.3 MW power plant for grid support, 18.8 MW of DFC-ERG® power plants to be located at four natural gas distribution stations, a 3.2 MW DFC/Turbine (DFC/T) for an electrical substation, and 7.2 MW at two hospitals. The DFC-ERG and DFC/T power plants are FuelCell Energy’s highest-efficiency products and are twice as efficient as the average U.S. fossil fuel power plant.
Cash Management Plan
The credit crisis is creating delays in order flow affecting the Company’s cash estimates for the quarter and fiscal year. The Company has partially offset higher cash use with lower capital spending and other company-wide cost reductions. In February 2009, the Company initiated a six percent workforce reduction, a suspension of employer contributions to the 401(k) plan and a salary freeze except for production employees. As a result, the Company expects reduced cash use in 2009 compared to 2008, although cash use for fiscal 2009 may not meet the Company’s previous expectations as the credit crisis is delaying the contract negotiation and closure process.
We are operating at a 30 MW run-rate and our current backlog is approximately 18 MW. While we have visibility to future orders, further adjustments to the Company’s production rate and spending may be made to mitigate cash use as appropriate to reflect current market conditions. Our liquidity will be dependent on achieving the order volumes and cost reductions on our fuel cell products necessary to sustain profitable operations. We may also raise capital through an equity offering. The timing and size of any financing will depend on multiple factors including the impact of the global recession, future order flow and the need to adjust production capacity. There can be no assurance that we will be able to obtain additional financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we may have to modify our plans.

The American Recovery and Reinvestment Act
The American Recovery and Reinvestment Act (ARRA), enacted in February 2009, directs more than $30 billion dollars for energy initiatives and another $20 billion in tax incentives for renewable energy and energy efficiency over the next 10 years. Projects using FuelCell Energy’s stationary fuel cells may be eligible to receive benefits under the following provisions of the ARRA:
•	A new federal Investment Tax Credit (ITC) grant provision allows project developers to fund projects by applying for a grant through the Department of the Treasury. Previously the ITC could only be used as a credit against taxable income;
•	The ARRA repeals certain ITC limitations and now allows the credit to be taken on a greater percentage of total project costs;
•	For certain projects put in service during 2009, developers can claim accelerated depreciation up to 50 percent of the adjusted cost basis of the property. For projects beginning operation between 2009 and January 1, 2011, developers can claim the same accelerated depreciation benefits on the adjusted basis of the project as of January 1, 2010. For developers using the ITC or cash grant, 42.5 percent can be deducted immediately;
•	An additional $3.2 billion was allocated for the U.S. Department of Energy’s Energy Efficiency and Renewable Energy (EERE) program to apply to state block grants. These funds are for clean energy programs and include installation of high efficiency fuel cell power plants to provide ultra-clean, reliable electricity;
•	$300 million was directed to the U.S. Department of Defense for research, development, evaluation, and demonstration of projects that employ fuel cell, solar, and wind sources for energy generation;
•	A $1.6 billion bond program was included that provides new clean energy bonds to finance facilities that generate electricity from ultra-clean sources such as fuel cells.
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
Comparison of Three Months ended April 30, 2009 and April 30, 2008
Revenues and costs of revenues
The following tables summarize the components of our revenues and cost of revenues for the three months ended April 30, 2009 and 2008 (dollar amounts in thousands), respectively:

	Three Months Ended		Three Months Ended
	April 30, 2009		April 30, 2008		Percentage
		Percent of		Percent of	Decrease
	Revenues	Revenues	Revenues	Revenues	in Revenues
Revenues:
Product sales and revenues	$19,308	84%	$26,440	84%	(27%)
Research and development contracts	3,556	16%	5,203	16%	(32%)

Total	$22,864	100%	$31,643	100%	(28%)

	Three Months Ended		Three Months Ended
	April 30, 2009		April 30, 2008		Percentage
		Percent of		Percent of	Decrease
	Cost of	Cost of	Cost of	Cost of	in Cost of
	Revenues	Revenues	Revenues	Revenues	Revenues
Cost of revenues:
Product sales and revenues	$28,614	91%	$39,787	89%	(28%)
Research and development contracts	2,837	9%	4,831	11%	(41%)

Total	$31,451	100%	$44,618	100%	(30%)

Total revenues for the three months ended April 30, 2009 decreased by $8.8 million, or 28 percent, to $22.8 million from $31.6 million during the same period last year. Total cost of revenue for the three months ended April 30, 2009 decreased by $13.2 million or 30 percent to $31.5 million.
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
We currently estimate that product sales and revenues will be gross margin profitable when the Company achieves annual production volumes in the 35 to 70 MW range depending on product mix. Our current annual production volume is approximately 30 MW. As a measure of cost reduction progress prior to achieving positive margins, the Company calculates a cost-to-revenue ratio which is cost divided by revenue. Refer to the liquidity and capital resources section of this document for future discussion of the Company’s plans for implementing our cost reduction efforts and increasing annual order volume.

Analysis for the three-month comparable periods ended April 30, 2009 and 2008:

	Three	Three
	Months Ended	Months Ended
	April 30,	April 30,	Percentage
	2009	2008	Change
Product sales and revenues	$19,308	$26,440	(27%)
Cost of Product sales and revenues	28,614	39,787	(28%)

Loss on product sales and revenues	$(9,306)	$(13,347)	(30%)

Cost-to-revenue ratio	1.48	1.50	(1%)
Product sales and revenue decreased $7.1 million to $19.3 million for the three months ended April 30, 2009 compared to $26.4 million for the same period in the prior year. Revenue in the second quarter included approximately $17.0 million of power plant sales, $0.4 million related to site engineering and construction work for projects where the Company is responsible for complete power plant system installation, $1.3 million related to service agreements and component sales and approximately $0.6 million of revenue related to power purchase agreements. Prior year revenues were higher due to a build of inventory in prior periods being applied to customer contracts in the quarter. POSCO Power, one of our strategic distribution partners, accounted for approximately 80 percent and 69 percent of total product sales and revenues for the periods ended April 30, 2009 and 2008, respectively.
Cost of product sales and revenues decreased to $28.6 million for the quarter ended April 30, 2009 compared to $39.8 million the same period of 2008. The ratio of product cost to sales was 1.48 to 1 compared to 1.50 to 1 during the same period a year ago and 1.52 to 1 in the first quarter of 2009. The cost ratio has been favorably impacted by the shift to MW production and lower unit costs across all product lines partially off-set by higher service agreement costs due to the timing of stack replacements, compared to the prior year quarter.
Net of revenues, service agreements and aftermarket costs totaled approximately $5.2 million in the second quarter of fiscal 2009 compared to $4.1 million in the same period of the prior year. Excluding this impact, the ratio of product cost to sales would have been 1.23 to 1 during the second quarter of fiscal 2009, compared to 1.39 to 1 during the same period a year ago. We expect replacement of older stacks will continue over the next several years. As a result, we expect to continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including life of the stack, used replacement stacks available, the Company’s limit of liability on service agreements and future operating plans for the power plant. Given these considerations, the Company expects a similar impact in 2009 as was reported in 2008 and then expects the impact to decline in 2010 and 2011.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where the Company is responsible for complete power plant system installation, warranty costs (currently expensed as incurred due to limited operating experience), and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period). Cost of sales also includes Power Purchase Agreement (“PPA”) operating costs and adjustments required to value our inventory at the lower of cost or market. As our fuel cell products are in their initial stages of development and market acceptance, we have not historically provided for a loss reserve estimate on product or service contracts.

Research and development contracts
Research and development revenue decreased to $3.6 million for the three months ended April 30, 2009 compared to $5.2 million for the same period in 2008. Cost of research and development contracts decreased to $2.8 million during the second quarter of 2009 compared to $4.8 million for 2008. Margin from research and development contracts for the second quarter was approximately $0.7 million or 20 percent compared to $0.4 million or 7 percent in the second quarter of 2008. The decline in revenue compared to the prior year is due to the completion of several government programs in the second half of fiscal 2008 and transition to the Phase II coal-based SOFC contract which was awarded late in the first quarter of fiscal 2009. In January, the U.S. Department of Energy (DOE) awarded the Company Phase II of the MW-class coal-based SOFC contract, a $30.2 million contract of which the DOE has agreed to fund $21.0 million with the remaining amount to be funded by the Company.
Research and development contract backlog was $19.5 million of which Congress has authorized funding of $7.6 million as of April 30, 2009 compared to $8.0 million ($6.9 million funded) at April 30, 2008.
Administrative and selling expenses
Administrative and selling expenses for the quarter ended April 30, 2009 totaled $4.8 million, a decrease of $1.0 million compared to $5.8 million in the same period of the prior year. This decrease is due to lower spending as a result of the cash management plan implemented in fiscal 2009 and lower stock-based compensation of approximately $0.4 million.
Research and development expenses
Research and development expenses totaled $5.1 million during the three months ended April 30, 2009, a decrease of $0.9 million compared to $5.9 million recorded in the same period of the prior year. The decrease is related to the cash management plan implemented in fiscal 2009 and the level of engineering effort supporting manufacturing operations.
Loss from operations
Loss from operations for the three months ended April 30, 2009 totaled $18.4 million, approximately twenty-six percent lower than the $24.7 million loss from operations recorded in the comparable period last year. The decrease in loss from operations is due to lower product sales, lower administrative and selling expenses and lower research and development expenses and improved margins on research and development contracts. The lower loss is also attributable to cost reductions across all product lines and a shift to MW-class production.
Loss from equity investments
Our ownership interest in Versa at April 30, 2009 was 39%. We account for Versa under the equity method of accounting. Our share of equity losses for the three months ended April 30, 2009 and 2008 were $0.2 million and $0.6 million, respectively. This decrease is due to lower research and development activity at Versa.
Interest and other income, net
Interest and other income, net, decreased to $0.1 million for the three months ended April 30, 2009 compared to $0.8 million for the same period in 2008. The decrease is due to lower interest income on lower average invested balances and lower interest rates.

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
Comparison of Six Months ended April 30, 2009 and April 30, 2008
Revenues and costs of revenues
The following tables summarize the components of our revenues and cost of revenues for the six months ended April 30, 2009 and 2008 (dollar amounts in thousands), respectively:

	Six Months Ended		Six Months Ended		Percentage
	April 30, 2009		April 30, 2008		Increase
		Percent of		Percent of	(decrease) in
	Revenues	Revenues	Revenues	Revenues	Revenues
Revenues:
Product sales and revenues	$38,339	86%	$36,208	78%	6%
Research and development contracts	6,248	14%	10,454	22%	(40%)

Total	$44,587	100%	$46,662	100%	(4%)

	Six Months Ended		Six Months Ended
	April 30, 2009		April 30, 2008		Percentage
		Percent of		Percent of	Decrease
	Cost of	Cost of	Cost of	Cost of	in Cost of
	Revenues	Revenues	Revenues	Revenues	Revenues
Cost of revenues:
Product sales and revenues	$57,551	92%	$59,197	86%	(3%)
Research and development contracts	5,075	8%	9,271	14%	(45%)

Total	$62,626	100%	$68,468	100%	(9%)

Total revenues for the six months ended April 30, 2009 decreased by $2.1 million, or 4 percent, to $44.6 million from $46.7 million during the same period last year. Total cost of revenue for the six months ended April 30, 2009 decreased by $5.8 million or 9 percent to $62.6 million.
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
We currently estimate that product sales and revenues will be gross margin profitable when the Company achieves annual production volumes in the 35 to 70 MW range depending on product mix. Our current annual production volume is approximately 30 MW. As a measure of cost reduction progress prior to achieving positive margins, the Company calculates a cost-to-revenue ratio which is cost divided by revenue. Refer to the liquidity and capital resources section of this document for future discussion of the Company’s plans for implementing our cost reduction efforts and increasing annual order volume.

Analysis for the six-month comparable periods ended April 30, 2009 and 2008:

	Six	Six
	Months Ended	Months Ended
	April 30,	April 30,	Percentage
	2009	2008	Change
Product sales and revenues	$38,339	$36,208	6%
Cost of Product sales and revenues	57,551	59,197	(3%)

Loss on product sales and revenues	$(19,212)	$(22,989)	(16%)

Cost-to-revenue ratio	1.50	1.63	(8%)
Product sales and revenue increased $2.1 million to $38.3 million for the six months ended April 30, 2009 compared to $36.2 million for the same period in the prior year. Revenue in the six months ended April 30, 2009 included approximately $32.1 million of power plant sales, $1.7 million related to site engineering and construction work for projects where the Company is responsible for complete power plant system installation, $3.3 million related to service agreements and component sales and approximately $1.2 million of revenue related to power purchase agreements. Revenues are higher due to increased production rate over the prior year period. Our annual production rate in the first six months of fiscal 2009 was approximately 30 MW of fuel cell products compared to approximately 20 MW in 2008. POSCO Power, one of our strategic distribution partners, accounted for approximately 76 percent and 63 percent of total product sales and revenues for the six month periods ended April 30, 2009 and 2008, respectively.
Cost of product sales and revenues decreased to $57.6 million for the six months ended April 30, 2009 compared to $59.2 million the comparable period of 2008. The ratio of product cost to sales was 1.50 to 1 compared to 1.63 to 1 during the same period a year ago and 1.52 to 1 in the first quarter of 2009. The cost ratio has been favorably impacted by the shift to MW production and lower unit costs across all product lines partially offset by higher service agreement costs due to the timing of stack replacements, compared to the prior year.
Net of revenues, service agreements and aftermarket costs totaled approximately $8.0 million in the first six months of fiscal 2009 compared to $7.6 million in the same period of the prior year. Excluding this impact, the ratio of product cost to sales would have been 1.32 to 1 during the first six months of fiscal 2009, compared to 1.47 to 1 during the same period a year ago. We expect replacement of older stacks will continue over the next several years. As a result, we expect to continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including life of the stack, used replacement stacks available, the Company’s limit of liability on service agreements and future operating plans for the power plant. Given these considerations, the Company expects a similar impact in 2009 as was reported in 2008 and then expects the impact to decline in 2010 and 2011.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where the Company is responsible for complete power plant system installation, warranty costs (currently expensed as incurred due to limited operating experience), and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period). Cost of sales also includes Power Purchase Agreement (“PPA”) operating costs and adjustments required to value our inventory at the lower of cost or market. As our fuel cell products are in their initial stages of development and market acceptance, we have not historically provided for a loss reserve estimate on product or service contracts.

Research and development contracts
Research and development revenue decreased to $6.2 million for the six months ended April 30, 2009 compared to $10.5 million for the same period in 2008. Cost of research and development contracts decreased to $5.1 million during the six months ended April 30, 2009 compared to $9.3 million for 2008. Margin from research and development contracts for 2009 was approximately $1.2 million or 19 percent compared to $1.2 million or 11 percent in 2008. The decline in revenue compared to the prior year is due to the completion of several government programs in the second half of fiscal 2008 and the transition to the Phase II coal-based SOFC contract which was awarded late in the first quarter of fiscal 2009. In January, the U.S. Department of Energy (DOE) awarded the Company Phase II of the MW-class coal-based SOFC contract, a $30.2 million contract of which the DOE has agreed to fund $21.0 million with the remaining amount to be funded by the Company.
Administrative and selling expenses
Administrative and selling expenses for the six months ended April 30, 2009 totaled $9.0 million, a decrease of $1.6 million compared to $10.6 million in the same period of the prior year. This decrease is due to lower spending as a result of the cash management plan implemented in fiscal 2009 and lower stock-based compensation of approximately $0.2 million.
Research and development expenses
Research and development expenses totaled $10.8 million during the six months ended April 30, 2009, a decrease of $0.6 million compared to $11.4 million recorded in the same period of the prior year. The decrease is related to the cash management plan implemented in fiscal 2009 and the level of engineering effort supporting manufacturing operations.
Loss from operations
Loss from operations for the six months ended April 30, 2009 totaled $37.8 million, approximately fourteen percent lower than the $43.8 million loss from operations recorded in the comparable period last year. The decrease in loss from operations is due to improved margins on product sales and lower administrative and selling expenses and research and development expenses. The improved product margins reflect cost reductions across all product lines and a shift to MW-class production, which has enabled the Company to increase product sales and revenues over the prior year while decreasing the loss on product sales.
Loss from equity investments
Our ownership interest in Versa at April 30, 2009 was 39%. We account for Versa under the equity method of accounting. Our share of equity losses for the six months ended April 30, 2009 and 2008 were $0.6 million and $1.1 million, respectively. This decrease is due to lower research and development activity at Versa.
Interest and other income, net
Interest and other income, net, decreased to $0.5 million for the six months ended April 30, 2009 compared to $1.9 million for the same period in 2008. The decrease is due to lower interest income on lower average invested balances and lower interest rates.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents, and investments in U.S. treasuries totaled approximately $42.4 million as of April 30, 2009 compared to $86.9 million as of October 31, 2008. Net cash and investments used during the six months ended April 30, 2009 was $44.5 million compared to $31.9 million in the six month period ended April 30, 2008.
The credit crisis is creating delays in order flow affecting the Company’s cash estimates for the quarter and fiscal year. The Company has partially offset higher cash use with lower capital spending and other company-wide cost reductions. In February 2009, the Company initiated a six percent workforce reduction, a suspension of employer contributions to the 401(k) plan and a salary freeze except for production employees. As a result, the Company expects reduced cash use in 2009 compared to 2008, although cash use for fiscal 2009 may not meet the Company’s previous expectations as the credit crisis is delaying the contract negotiation and closure process.
We are operating at a 30 MW run-rate and our current backlog is approximately 18 MW. While we have visibility to future orders, further adjustments to the Company’s production rate and spending may be made to mitigate cash use as appropriate to reflect current market conditions. Our liquidity will be dependent on achieving the order volumes and cost reductions on our fuel cell products necessary to sustain profitable operations. We may also raise capital through an equity offering. The timing and size of any financing will depend on multiple factors including the impact of the global recession, future order flow and the need to adjust production capacity. There can be no assurance that we will be able to obtain additional financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we may have to modify our plans.
Cash Inflows and Outflows
Cash and cash equivalents as of April 30, 2009 totaled $17.1 million, reflecting a decrease of $21.0 million from the balance reported as of October 31, 2008. The key components of our cash inflows and outflows were as follows:
Operating Activities: During the first six months of 2009, we used $41.3 million in cash for operating activities compared to operating cash use of $29.1 million during the same period in 2008. The increase over the prior year period was driven primarily by a higher net working capital usage of approximately $11.3 million compared with a benefit of $5.5 million in the 2008 period. Driving this use was lower accounts payable of approximately $7.9 million and lower deferred revenue of approximately $7.4 million, partially offset by lower accounts receivable of $1.7 million and lower inventories of approximately $1.7 million.
Investing Activities: During the first six months of 2009, net cash provided by investing activities totaled $20.5 million. During this period, $23.0 million of investments in U.S. treasury securities matured or were sold. Offsetting this increase were capital expenditures totaling $1.9 million and a convertible debt investment in Versa Power Systems, Inc. totaling $0.6 million. The Company’s forecasted capital spending for fiscal 2009 is in the $3.5 million to $4.5 million range.
Financing Activities: During the first six months of 2009, net cash used in financing activities was approximately $0.1 million compared to approximately $0.4 million provided by financing activities in the prior year. Activity in 2009 included $1.9 million for the payment of dividends on preferred stock and repayment of debt of $0.1 million. These cash outflows in fiscal 2009 were offset by receipts of $1.2 million from the sale of common stock and $0.4 million of cash borrowed from the Connecticut Development Authority.

Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through sales of equity and debt securities, cash generated from product sales, service contracts and PPAs, incentive funding, government research and development contracts, and interest earned on investments. The Company has access to the public markets with two effective registration statements.
Increasing annual order volume
We need to increase annual order volume to achieve profitability. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, creating opportunities for incorporating manufacturing process improvements, and spreading fixed costs over more units. Our overall manufacturing process (module manufacturing, final assembly, and test and conditioning) has a production capacity of 50 MW per year. We believe we can increase capacity to 70 MW per year with capital investments of approximately $4.0 million to $7.0 million. To expand to a production capacity of 150 MW, we would need to make capital investments of approximately $35 million to $45 million.
Our production volume was at an annual rate of 30 MW as of April 30, 2009. Our current product sales backlog is approximately 18 MW and totals approximately $59.2 million. The credit crisis is causing delays in the contract negotiation and closure process. While we have visibility into potential orders, we are not currently able to determine the closing date. If there is continued delay, the Company may reduce its production rate and take other actions to mitigate cash use.
Updates on our key markets, including South Korea, California and Connecticut are as follows:
South Korea: In South Korea fuel cells help meet government objectives for low-carbon, green technology. Of the 38 MW ordered to date, POSCO Power has 18 MW operating or being installed primarily in utility grid support applications. Its 50 MW manufacturing facility began production of balance-of-plant systems, which will be integrated with FuelCell Energy’s fuel cell modules at customer sites to provide power for the electric grid. POSCO Power personnel are engaged in training for installation and service activities and are currently planning its 2010 production requirements.
California: In May, the Company sold a 1.4 MW power plant to Aircon Energy. The power plant will provide power to Sonoma County’s jail and several county office buildings. The heat produced by the plant will replace approximately half the natural gas the county currently purchases to heat hot water for space heating, cleaning, and cooking. In a combined heat and power mode such as this, DFC power plants can achieve up to 80 percent efficiency.
Connecticut: Under the state’s Renewable Portfolio Standards program, the Connecticut Department of Public Utility Control (DPUC) issued a final decision approving 27.3 MW bringing the total to 43.5 MW of projects incorporating FuelCell Energy power plants awarded. These include: a 14.3 MW power plant for grid support, 18.8 MW of DFC-ERG power plants to be located at four natural gas distribution stations, a 3.2 MW DFC/T for an electrical substation, and 7.2 MW at two hospitals. The DFC-ERG and DFC/T power plants are FuelCell Energy’s highest-efficiency products and are twice as efficient as the average U.S. fossil fuel power plant.

We sell both completed power plants and fuel cell modules. Of our current product backlog, over 90 percent is for MW-class power plants and fuel cell modules. Based on the current backlog, we expect the mix of production to move primarily to DFC3000 power plants and fuel cell modules in fiscal 2009. We believe we can reach gross margin breakeven at a sustained annual order and production volume of approximately 35 to 70 MW and we believe that net income breakeven can be achieved at a sustained annual order and volume production of approximately 75 to 125 MW. The low end for each of these ranges requires sustained annual production primarily of our DFC3000 power plants and fuel cell modules and the high end if the range includes a mix of our DFC1500 and DFC300 power plants. Actual results will depend on product mix, volume, mix of full power plants vs. modules only, future service costs, and market pricing.
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
The Company is on schedule to begin producing megawatt-class (MW-class) products in the third quarter that it expects to be gross margin profitable. These newly designed cost-reduced products deliver more power than the current design, and incorporate improved materials pricing and manufacturing productivity. The DFC1500 and DFC3000 power plants will produce 1.4 MW and 2.8 MW, respectively.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of April 30, 2009 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
		Less			More
		than	1 – 3	3 – 5	than
	Total	1 Year	Years	Years	5 Years
Contractual Obligation:
Capital and Operating lease commitments (1)	$3,786	913	1,117	897	859
Term loans (principal and interest)	5,649	972	1,157	1,157	2,363
Purchase commitments (2)	31,958	31,485	222	251	—
Series I Preferred dividends payable (3)	20,379	415	10,887	2,075	7,002
Series B Preferred dividends payable (4)	2,449	2,449	—	—	—

Totals	$64,221	36,234	13,383	4,380	10,224

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials supplies, and services incurred in the normal course of business.

(3)	Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Using an exchange rate of Cdn.$0.83 to U.S.$1.00 (exchange rate on April 30, 2009), cumulative unpaid dividends and accrued interest of approximately $7.6 million on the Series 1 preferred shares were outstanding as of April 30, 2009. For the purposes of this disclosure, we have assumed an exchange rate of Cdn.$0.83 to U.S.$1.00 (exchange rate on April 30, 2009) and that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)	Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.
In April 2008, we entered into a new 10-year loan agreement with the CDA allowing for a maximum amount borrowed of $4.0 million. At April 30, 2009, we had an outstanding balance of $4.0 million on this loan. The stated interest rate is 5 percent and the loan will be collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.
In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction, and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). The outstanding balance on this loan was $0.6 million, including accrued interest, as of April 30, 2009.
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

Product sales contracts
Through fiscal 2008, the costs to manufacture and install our products exceeded market prices. As of April 30, 2009, we had product sales backlog of approximately $59.2 million. We do not expect the Company to achieve gross margin profitability until we achieve sustained annual production volume of approximately 35 to 70 MW, depending on product mix, geographic location, incentives and credits, service costs and other variables such as fuel prices. In mid-2008, we ramped to an annual production rate of approximately 30 MW in response to worldwide demand for the Company’s MW-class power plants.. This compares to actual production of approximately 22 MW in fiscal 2008 and 11 MW in 2007. The Company will make adjustments to its production rate as appropriate to market conditions.
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
We expect the replacement of three-year life stacks will continue over the next several years. As a result, we expect to continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including life of the stack, used replacement stacks available, the Company’s limit of liability on service agreements and future operating plans for the power plant. Given these considerations, the Company expects a similar impact in fiscal 2009 as in fiscal 2008 and then expects the impact to decline in fiscal 2010 and 2011.
In fiscal 2008, our new five-year fuel cell stack went into production, extending the expected life by two years. Service agreements related to power plants that have our new five-year stack design are not expected to require a stack change to meet minimum operating levels although the Company has limited operating experience with these products. Power plants that do not have our new design may require a stack replacement and we expect to continue to incur costs for stack changes as the older three-year stacks reach end of life.
Power purchase agreements
As of April 30, 2009, we had 3 MW of power plant installations under PPAs ranging in duration from five to ten years. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, natural gas, to run the power plants.
We qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of April 30, 2009 we had deferred revenue totaling $3.5 million on the consolidated balance sheet related to incentive funding received on PPAs.

Research and development cost-share contracts
We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of April 30, 2009, our research and development sales backlog totaled $19.5 million. We will incur additional research and development cost-share related to this backlog totaling approximately $8.1 million that will not be reimbursed by the government.
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

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The Company adopted SFAS No. 159 on November 1, 2008, but has decided not to apply the fair value option to any of its existing financial instruments recorded on its consolidated balance sheet as of April 30, 2009.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 as required during the second quarter of fiscal 2009. The Company does not have any derivatives that qualify as hedges. The Company does have two derivatives which include (i) an embedded derivative liability related to the conversion feature and variable dividend included in the Series 1 Preferred Shares and (ii) a derivative asset related to warrants to purchase shares of common stock in Versa Power Systems, Inc. (“Versa”), which the Company received in conjunction with investments in Versa made in the form of convertible notes. The fair value of these derivatives at April 30, 2009 and changes in their fair value from October 31, 2008 was not material to the Company’s consolidated financial statements. Refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 for additional information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio as of April 30, 2009 includes short-term U.S. Treasury instruments with maturities ranging from August 2009 to April 2010. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at April 30, 2009, including all interest rate sensitive instruments, a near-term change in interest rate movements of 1 percent would affect our results of operations by approximately $0.2 million annually.
Foreign Currency Exchange Risk
As of April 30, 2009, approximately $0.1 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. We also make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of April 30, 2009 was $0.4 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 25 percent increase from the closing price of our common stock at April 30, 2009 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $0.1 million assuming all other assumptions remain the same.
We have determined that the 3,108 warrants received in conjunction with our investment in Versa during the third fiscal quarter of 2008 and the first fiscal quarter of 2009 represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of these derivatives included within Investment and loan to affiliate on our Consolidated Balance Sheet as of April 30, 2009 was $0.4 million. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 10 percent increase in the volatility assumption used at April 30, 2009 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $25 thousand, assuming all other assumptions remain the same.

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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
There were two matters submitted to a vote of securities holders during the second quarter of fiscal 2009 at the FuelCell Energy, Inc. Annual Shareholders’ Meeting, which was held on March 26, 2009. Following are the 2 proposals:
(1) To elect 11 directors to serve for the ensuing year and until their successors are duly elected and qualified.
The results of the voting were as follows:

	VOTES	VOTES
NAME OF DIRECTOR	FOR	WITHHELD

R. Daniel Brdar	52,938,052	2,320,278
Christof Von Branconi	48,296,073	6,962,257
Richard A. Bromley	52,852,934	2,405,396
James Herbert England	52,371,339	2,886,991
Glenn H. Epstein	44,353,680	10,904,650
James D. Gerson	52,708,870	2,549,460
Thomas L. Kempner	52,568,402	2,689,928
William A. Lawson	44,312,570	10,945,760
George K. Petty	44,307,941	10,950,389
John A. Rolls	52,927,437	2,330,893
Togo Dennis West, Jr.	52,547,502	2,710,828
(2) To ratify the selection of KPMG LLP as the independent registered public accounting firm for fiscal year 2009.
The results of the voting were as follows:

VOTES FOR	53,801,538
VOTES AGAINST	1,329,002
ABSTAINED	127,789

Item 6. Exhibits

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC. (Registrant)
June 9, 2009	/s/ Joseph G. Mahler
Date	Joseph G. Mahler
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002