Form 10-Q/A
period 2009-01-31
FUELCELL ENERGY INC
filed 2009-07-22
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at March 9, 2009: 69,017,261

The purpose of this Amendment to the Form 10-Q for the quarter ended January 31, 2009, is to revise Item 6 and the attached Exhibits.

FUELCELL ENERGY, INC.
FORM 10-Q/A
As of and For the Three Month Period Ended January 31, 2009

PART II. OTHER INFORMATION

Item 6. Exhibits	3

Signature	4

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART II — OTHER INFORMATION
Confidential treatment has been requested as to certain portions of Exhibits 10.1 and 10.2. Redacted portions of the exhibits are marked with an * and have been filed separately with the SEC.
Item 6. EXHIBITS

Exhibit No.	Description

4.1
Certificate of Designation for the 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K, dated November 22, 2004)

4.2
Schedule A to Articles of Amendment of FuelCell Energy, Ltd., setting forth the rights, privileges, restrictions and conditions of Class A Cumulative Redeemable Exchangeable Preferred Shares (incorporated by reference to Exhibit 4.2 contained in the Company’s Form 10-Q for the period ended January 31, 2009).

10.1	Alliance Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.2	Technology Transfer, License and Distribution Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.3
Loan agreement, dated April 29, 2008, between the Company and the Connecticut Development Authority. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 10-Q for the period ended January 31, 2009).

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

FUELCELL ENERGY, INC. (Registrant)
July 22, 2009	/s/ Joseph G. Mahler
Date	Joseph G. Mahler
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS
Confidential treatment has been requested as to certain portions of Exhibits 10.1 and 10.2. Redacted portions of the exhibits are marked with an * and have been filed separately with the SEC.

Exhibit No.	Description
10.1	Alliance Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.2	Technology Transfer, License and Distribution Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5