Form 10-Q
period 2009-07-31
FUELCELL ENERGY INC
filed 2009-09-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-14204
FUELCELL ENERGY, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-0853042 (I.R.S. Employer Identification Number)

3 Great Pasture Road Danbury, Connecticut (Address of Principal Executive Offices)	06813 Zip Code
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at September 4, 2009: 77,229,632

FUELCELL ENERGY, INC.
FORM 10-Q
As of and For the Three and Nine Month Periods Ended July 31, 2009

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	July 31,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$32,958	$38,043
Investments: U.S. treasury securities	20,052	30,406
Accounts receivable, net	18,427	16,096
Inventories, net	25,033	24,523
Other current assets	7,986	8,952

Total current assets	104,456	118,020

Property, plant and equipment, net	33,900	38,259
Investments: U.S. treasury securities	—	18,434
Investment and loan to affiliate	10,299	10,405
Other assets, net	517	358

Total assets	$149,172	$185,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$847	$795
Accounts payable	8,700	16,287
Accounts payable due to affiliate	1,744	724
Accrued liabilities	12,727	11,023
Deferred revenue and customer deposits	24,722	29,585

Total current liabilities	48,740	58,414

Long-term deferred revenue	1,464	2,672

Long-term debt and other liabilities	4,526	4,075

Total liabilities	54,730	65,161

Redeemable minority interest	14,443	13,307
Redeemable preferred stock ($0.01 par value, liquidation preference of $64,120 at July 31, 2009 and October 31, 2008.)	59,950	59,950
Shareholders’ equity:
Common stock ($.0001 par value); 150,000,000 shares authorized at July 31, 2009 and October 31, 2008; 77,223,953 and 68,782,446 shares issued and outstanding at July 31, 2009 and October 31, 2008, respectively.	8	7
Additional paid-in capital	605,246	578,337
Accumulated deficit	(585,200)	(531,286)
Foreign currency translation	(5)	—
Treasury stock, Common, at cost (5,679 and 8,981 shares at July 31, 2009 and October 31, 2008.)	(53)	(90)
Deferred compensation	53	90

Total shareholders’ equity	20,049	47,058

Total liabilities and shareholders’ equity	$149,172	$185,476

See accompanying notes to condensed consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended
	July 31,
	2009	2008
Revenues:
Product sales and revenues	$18,738	$23,220
Research and development contracts	4,279	4,684

Total revenues	23,017	27,904

Costs and expenses:
Cost of product sales and revenues	26,269	39,010
Cost of research and development contracts	2,978	4,373
Administrative and selling expenses	4,107	4,926
Research and development expenses	4,150	5,741

Total costs and expenses	37,504	54,050

Loss from operations	(14,487)	(26,146)

Interest expense	(65)	(16)
Loss from equity investments	(15)	(245)
Interest and other income, net	185	900

Loss before redeemable minority interest	(14,382)	(25,507)

Redeemable minority interest	(533)	(473)

Loss before provision for income taxes	(14,915)	(25,980)

Provision for income taxes	—	—

Net loss	(14,915)	(25,980)

Preferred stock dividends	(802)	(802)

Net loss to common shareholders	$(15,717)	$(26,782)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.21)	$(0.39)

Basic and diluted weighted average shares outstanding	73,493,470	68,703,812
See accompanying notes to condensed consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Nine Months Ended
	July 31,
	2009	2008
Revenues:
Product sales and revenues	$57,077	$59,428
Research and development contracts	10,527	15,138

Total revenues	67,604	74,566

Costs and expenses:
Cost of product sales and revenues	83,820	98,207
Cost of research and development contracts	8,053	13,644
Administrative and selling expenses	13,108	15,536
Research and development expenses	14,940	17,157

Total costs and expenses	119,921	144,544

Loss from operations	(52,317)	(69,978)

Interest expense	(191)	(65)
Loss from equity investments	(577)	(1,295)
Interest and other income, net	730	2,849

Loss before redeemable minority interest	(52,355)	(68,489)

Redeemable minority interest	(1,559)	(1,384)

Loss before provision for income taxes	(53,914)	(69,873)

Provision for income taxes	—	—

Net loss	(53,914)	(69,873)

Preferred stock dividends	(2,406)	(2,406)

Net loss to common shareholders	$(56,320)	$(72,279)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.80)	$(1.06)

Basic and diluted weighted average shares outstanding	70,629,631	68,499,395
See accompanying notes to condensed consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(53,914)	$(69,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,684	4,231
Loss from equity investments	577	1,295
Change in redeemable minority interest	1,559	1,384
Interest receivable on loan to affiliate	(107)	(125)
Impairment of long-lived assets	—	179
Loss (gain) on derivative	255	(44)
Depreciation	6,542	6,574
Amortization of bond premium	788	347
Change in allowance for doubtful accounts	(47)	(47)
(Increase) decrease in operating assets:
Accounts receivable	(1,152)	(9,670)
Inventories	(510)	2,465
Other assets	917	(1,417)
Increase (decrease) in operating liabilities:
Accounts payable	(6,674)	4,903
Accrued liabilities	2,703	1,749
Deferred revenue, license fee income and customer deposits	(7,351)	12,756

Net cash used in operating activities	(52,730)	(45,293)

Cash flows from investing activities:
Capital expenditures	(2,066)	(5,651)
Convertible loan to affiliate	(600)	—
Treasury notes matured and sold	28,000	69,600
Treasury notes purchased	—	(62,784)

Net cash provided by investing activities	25,334	1,165

Cash flows from financing activities:
Repayment of debt	(176)	(534)
Proceeds from debt	436	2,663
Payment of preferred dividends	(2,829)	(2,840)
Net proceeds from sale of common stock	24,612	1,746
Common stock issued for option and stock purchase plans	273	1,016

Net cash provided by financing activities	22,316	2,051

Effect of exchange rate changes on cash balances held in foreign currency	(5)	—

Net decrease in cash and cash equivalents	(5,085)	(42,077)

Cash and cash equivalents-beginning of period	38,043	92,997

Cash and cash equivalents-end of period	$32,958	$50,920

See accompanying notes to condensed consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation — Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of July 31, 2009 have been included. The consolidated balance sheet as of October 31, 2008 has been derived from the audited financial statements at that date. Certain reclassifications have been made to our prior year amounts to conform to the 2009 presentation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the allowances for uncollectible receivables, excess or slow-moving inventories, obsolete inventories, estimated costs to be incurred for product warranty and stock-based compensation. Changes in estimates are reflected in the periods in which they become known.
The results of operations and cash flows for the three and nine months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year. The reader should supplement the information in this document with prior disclosures in our 2008 Annual Report on Form 10-K.
During the first quarter of fiscal 2009, we established FuelCell Korea Ltd. which will be used to transact business as required in support of our service obligations under the master services agreement with POSCO Power.
Comprehensive Loss
Our comprehensive loss equals net loss (as reported before preferred dividends) on our consolidated statements of operations of $14.9 million and $26.0 million for the three months ended July 31, 2009 and 2008, respectively, and $53.9 million and $69.9 million for the nine months ended July 31, 2009 and 2008, respectively. Comprehensive loss consists of net loss to common shareholders and foreign currency translation adjustments, which are included as a component of shareholders’ equity in the consolidated balance sheets. There was not a significant amount of foreign currency translation gains or losses during the three or nine months ended July 31, 2009 and 2008.
Foreign Currency Translation
The translation of FuelCell Korea Ltd’s financial statements results in translation gains or losses, which are recorded in shareholders equity. For the three and nine months ended July 31, 2009, the amount recorded in shareholders’ equity resulting from translation was not material.
Our Canadian subsidiary, FuelCell Energy, Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We recognized foreign currency losses of approximately $0.1 million during the three and nine months ended July 31, 2009 and recognized foreign currency losses of approximately $0.05 million and $0.3 million during the three and nine months ended July 31, 2008, respectively. These amounts have been classified in interest and other income on our consolidated statements of operations.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Subsequent Events
The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of this filing. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this Form 10-Q with the SEC that would have a material impact on our consolidated financial statements.
Liquidity
Our future liquidity will be dependent on achieving the order volumes and cost reductions on our fuel cell products necessary to sustain profitable operations. The timing and size of any financing will depend on multiple factors including the impact of the global recession, future order flow and the need to adjust production capacity. We may also raise capital through equity offerings. There can be no assurance that we will be able to obtain additional financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we may have to modify our plans.
In June 2009, the Company raised $22.5 million, net of placement agent fees and offering expenses, from a registered direct offering. Also in June 2009, the Company entered into a Securities Purchase Agreement with POSCO Power whereby POSCO Power will purchase $25 million of FuelCell Energy common stock at $3.59 per share (the 10-day average FuelCell Energy stock closing price through June 8, 2009). Also in June 2009, the Company and POSCO Power executed a Memorandum of Agreement committing the parties to negotiate in good faith and exert their respective commercially reasonable efforts to enter into a new technology transfer agreement allowing POSCO Power to assemble FuelCell Energy cell and module components into stack modules for sale in South Korea. FuelCell Energy is expected to receive licensing payments in exchange for this agreement. These definitive agreements are expected to be completed by October 31, 2009.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts: instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt the provisions of SFAS No. 168 for the fiscal year ending October 31, 2009 and does not believe adoption of this new standard will have a material effect on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. SFAS No. 167 is effective for the Company for the fiscal year beginning November 1, 2010.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 upon its issuance and it had no material effect on its consolidated financial statements. See Note 1 — Subsequent Events for this new disclosure.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB No. 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15,2009. The Company adopted the provisions of FSP No. FAS 107-1 and APB No. 28-1, however there were no material financial instruments that required additional fair value disclosures as of July 31, 2009.
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. FSP No. FAS142-3 is effective for the Company’s fiscal year beginning November 1, 2009. The impact on our consolidated financial statements upon adopting FSP No. FAS 142-3 will be determined based on future acquisitions, if any.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 as required during the second quarter of fiscal 2009. The Company does not have any derivatives that qualify as hedges. The Company does have two derivatives which include (i) an embedded derivative liability related to the conversion feature and variable dividend included in the Series 1 Preferred Shares and (ii) a derivative asset related to warrants to purchase shares of common stock in Versa Power Systems, Inc. (“Versa”), which the Company received in conjunction with investments in Versa made in the form of convertible notes. The fair value of these derivatives at July 31, 2009 and changes in their fair value from October 31, 2008 was not material to the Company’s consolidated financial statements. Refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 for additional information.

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
In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The Company adopted SFAS No. 159 on November 1, 2008, but has decided not to apply the fair value option to any of its existing financial instruments recorded on its consolidated balance sheet as of July 31, 2009.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for the Company beginning November 1, 2009. On November 1, 2008, the Company adopted the provisions of SFAS No. 157 that were not deferred with the issuance of FSP FAS 157-2 and determined that there was no impact on the fair value measurements the Company had been applying under existing accounting standards. The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the U.S. The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 157 for nonfinancial assets and liabilities could have on our consolidated financial statements upon adoption in fiscal 2010.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 2. Equity investments
Versa is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based (“SOFC”) hybrid system. Versa is a private company founded in 2001 that is developing advanced SOFC systems for various stationary and mobile applications. In November 2008, the Company invested $0.6 million in Versa in the form of a convertible note. If not converted, the $0.6 million note and all accrued interest thereon is due November 2018 unless certain prepayment events occur. In conjunction with this investment the Company also received warrants for the right to purchase 822 shares of common stock with an exercise price of $146 per share. We have determined that these warrants represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value was not material to the consolidated financial statements as of July 31, 2009. Under the terms of the convertible notes held by the Company, the principal and interest shall be repaid in cash upon a change of control or certain other significant events.
Our total investment in Versa, which includes equity and convertible debt instruments, was approximately $10.3 million and $10.4 million as of July 31, 2009 and October 31, 2008, respectively. Our current ownership interest is approximately 39 percent and we account for Versa under the equity method of accounting. The Company recorded losses from this equity investment of $0.02 million and $0.6 million during the three and nine months ended July 31, 2009, respectively, and $0.2 million and $1.3 million during the three and nine months ended July 31, 2008, respectively.
Note 3. Investments
Our short and long-term investments are in U.S. Treasury securities, which are held to maturity. The following table summarizes the amortized cost basis and fair value at July 31, 2009 and October 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
At July 31, 2009
U.S. government obligations	$20,052	$94	$—	$20,146

At October 31, 2008
U.S. government obligations	$48,840	$304	$—	$49,144
Reported as:

	July 31,	October 31,
	2009	2008
Short-term investments	$20,052	$30,406
Long-term investments	—	18,434

Total	$20,052	$48,840

As of July 31, 2009, short-term investment securities have maturity dates ranging from August 15, 2009 to April 30, 2010 and estimated yields ranging from 1.54 percent to 2.46 percent. Our weighted average yield on our short-term investments was 2.08 percent as of July 31, 2009.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 4. Accounts Receivable
Accounts receivable at July 31, 2009 and October 31, 2008 consisted of the following:

	July 31,	October 31,
	2009	2008
U.S. Government:
Amount billed	$241	$199
Unbilled recoverable costs	1,286	406

	1,527	605

Commercial Customers:
Amount billed (1)	5,764	4,584
Unbilled recoverable costs	11,136	10,907

	16,900	15,491

	$18,427	$16,096

(1)	Amounts billed as of October 31, 2008 include customer retainage provisions (amounts withheld until contract completion) totaling $0.6 million. All retainage was paid by the customer as of July 31, 2009.
The Company bills customers for power plant sales based on reaching certain milestones. The Company bills the U.S. government for research and development contracts based on actual costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed as of July 31, 2009 and October 31, 2008. The allowance for doubtful accounts was $0.04 million at July 31, 2009 and $0.05 million at October 31, 2008.
Note 5. Inventories
The components of inventory at July 31, 2009 and October 31, 2008 consisted of the following:

	July 31,	October 31,
	2009	2008

Raw materials	$14,629	$18,952
Work-in-process	10,404	5,571

Total	$25,033	$24,523

Our inventories are stated at the lower of recoverable cost or market price. Our lower of cost or market adjustment, reducing gross inventory values to the reported amounts, was approximately $9.4 million and $11.4 million at July 31, 2009 and October 31, 2008, respectively.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 6. Share-Based Compensation
The Company has shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”), which are described in more detail below.
Equity Incentive Plans
The Board adopted the 1998 and 2006 Equity Incentive Plans (collectively, “the Plans”). Under the terms of the Plans, 8.5 million shares of common stock may be granted as options, restricted stock or stock to our officers, key employees and directors. As of July 31, 2009, 82,938 shares were available for grant. Pursuant to the Plans, the Board is authorized to grant incentive stock options or nonqualified options, restricted stock awards and stock appreciation rights to our officers and key employees and may grant nonqualified options, restricted stock awards and stock appreciation rights to our directors. Stock options, restricted stock awards and stock appreciation rights have restrictions as to transferability. The option exercise price shall be fixed by the Board but in the case of incentive stock options, shall not be less than 100 percent of the fair market value of the shares on the date the option is granted. Restricted stock awards and stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options and restricted stock awards that have been granted are generally exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year. Stock options have a ten-year maximum term. There were no stock appreciation rights outstanding at July 31, 2009.
The compensation expense for Share-Based Plans is recognized on a straight-line basis over the vesting period of each award. Share-based compensation included in the Consolidated Statements of Operations for the three and nine months ended July 31, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Cost of product sales and revenues	$263	$251	$777	$729
Cost of research and development contracts	43	61	145	201
General and administrative expense	642	810	2,137	2,556
Research and development expense	182	208	607	701

Total share-based compensation	$1,130	$1,330	3,666	$4,188

Certain share-based compensation is capitalized and included on the Consolidated Balance Sheets as of July 31, 2009 and October 31, 2008. These amounts were not material during either period presented above. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. No assumptions are included in the table below for the three months ended July 31, 2009 as there were no options granted during this period. Prior to November 1, 2008, the Company calculated expected volatility based on a combination of the historical volatility of the Company’s stock and the implied volatility from traded options. Due to low trading volume, beginning November 1, 2008 the Company no longer includes implied volatility from its traded options in its expected volatility calculation. We use historical data to estimate the expected term of options granted.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Expected life (in years)	—	6.8	6.8	6.7
Risk-free interest rate	—	3.75%	2.29%	3.22%
Volatility	—	63.7%	72.4%	64.0%
Dividend yield	—	—	—	—
The following table summarizes the Plans’ stock option activity for the nine months ended July 31, 2009.

		Weighted
	Number of	average
	options	option price

Outstanding at October 31, 2008	5,967,213	$10.99
Granted	213,152	2.89
Exercised	(106,000)	1.63
Forfeited/Cancelled	(302,535)	11.13

Outstanding at July 31, 2009	5,771,830	$10.86

There were no options granted or exercised during the three months ended July 31, 2009. The weighted average grant-date fair value of options granted during the nine months ended July 31, 2009 was $1.97 and was $5.16 and $5.42 for options granted during the three and nine months ended July 31, 2008, respectively. The total intrinsic value of options outstanding and options exercisable at July 31, 2009 was $0.2 million and $0.1 million, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2009 was $0.1 million and was $0.04 million and $2.2 million for the three and nine months ended July 31, 2008, respectively.
The following table summarizes information about stock options outstanding and exercisable at July 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life	price	exercisable	price
$0.26 – $5.10	211,952	9.6	$2.89	103,175	2.85
$5.11 – $9.92	3,317,312	6.7	$7.94	2,125,462	7.83
$9.93 – $14.74	1,514,948	4.7	$12.17	1,324,379	12.41
$14.75 – $19.56	262,618	1.7	$16.82	262,618	16.82
$19.57 – $24.39	217,000	1.7	$23.01	217,000	23.01
$24.40 – $29.21	25,000	1.5	$26.22	25,000	26.22
$29.22 – $34.03	159,000	1.3	$29.91	159,000	29.91
$34.04 – $48.49	64,000	1.2	$38.50	64,000	38.50

	5,771,830			4,280,634

As of July 31, 2009, total compensation cost related to nonvested stock options was $5.6 million, which is expected to be recognized over the next 2.1 years on a weighted-average basis.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Restricted Stock Awards
On March 25, 2009, the Company granted 630,612 restricted stock awards to employees. The grant date fair value of $2.85 per share was equal to the closing price of the Company’s common stock on the date of grant. These restricted stock awards are exercisable commencing one year after grant at the rate of 25 percent of such shares in each succeeding year. The total intrinsic value of these awards at July 31, 2009 was approximately $2.5 million.
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
As of July 31, 2009, there were 207,207 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock splits.
Activity in the ESPP for the nine months ended July 31, 2009 was as follows:

Number of
Shares
Balance at October 31, 2008	267,217
Issued @ $4.06	(24,834)
Issued @ $2.69	(35,176)

Balance at July 31, 2009	207,207

The fair value of shares under the ESPP are determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended
July 31, 2009
Expected life (in years)	.5
Risk-free interest rate	.69%
Volatility	99%
Dividend yield	—
During the three months ended July 31, 2009, the weighted-average fair value of shares expected to be issued under the current ESPP offering period ending October 31, 2009 is $1.50.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 7. Shareholders’ Equity
Changes in shareholders’ equity were as follows for the nine months ended July 31, 2009:

Balance at October 31, 2008	$47,058
Increase in additional paid-in-capital for stock-based compensation	3,684
Increase in additional paid-in-capital for stock issued under employee benefit plans	1,300
Common stock sales (1)	24,475
Series B preferred dividends	(2,406)
Decrease in additional paid-in-capital for the unamortized fair value of distributor warrants	(148)
Net loss	(53,914)

Balance at July 31, 2009	$20,049

(1)	In June 2009, the Company completed a registered direct offering of 6,737,166 shares of common stock at $3.59 per share. Net proceeds to the Company from the offering, after payment of placement agent fees and offering expenses, were approximately $22.5 million. The remaining $1.9 million relates to the Company’s sale, from time to time, of common stock on the open market to raise cash for preferred stock dividends.
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
Enterprise-wide Information
Enterprise-wide information provided on geographic revenues is based on the customer’s ordering location. The following table presents revenues (greater than ten percent of our total revenues) by geographic area:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues:
United States	$5,955	$19,293	$20,020	$41,063
South Korea	16,965	7,081	46,174	30,021
Information about Major Customers
We contract with a small number of customers for the sales of our products or research and development contracts. During the three months ended July 31, 2009, we had two individual customers that accounted for $17.0 million and $4.3 million of total revenues during that period. During the nine months ended July 31, 2009, we had two individual customers that accounted for $46.2 million and $10.5 million of total revenue during that period.

FUELCELL ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
During the three months ended July 31, 2008, we had an individual customer that accounted for $7.1 million, two customers that accounted for $4.5 million each, and an individual customer that accounted for $4.4 million of total revenues. During the nine months ended July 31, 2008, we had two individual customers that accounted for $30.0 million and $13.9 million of total revenue during that period.
Note 9. Earnings Per Share
Basic and diluted earnings per share are calculated using the following data:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Weighted average basic common shares	73,493,470	68,703,812	70,629,631	68,499,395
Effect of dilutive securities(1)	—	—	—	—

Weighted average basic common shares adjusted for diluted calculations	73,493,470	68,703,812	70,629,631	68,499,395

(1)	We computed earnings per share without consideration to potentially dilutive instruments because losses incurred would make them antidilutive. Future potentially dilutive stock options that were in-the-money at July 31, 2009 and 2008 totaled 207,952 and 1,793,467, respectively. Future potentially dilutive stock options that were not in-the-money at July 31, 2009 and 2008 totaled 5,563,878 and 4,327,802, respectively. We also have future potentially dilutive warrants issued, which vest and expire over time. As of July 31, 2009, 7,500 warrants were vested with an exercise price of $9.89 and we also had 500,000 unvested warrants.
Note 10. Supplemental Cash Flow Information
The following represents supplemental cash flow information:

	Nine Months Ended
	July 31,
	2009	2008
Cash paid during the period for:
Interest	$191	$67

Supplemental disclosure of non-cash financing activities:

Accrued sales of common stock (1)	$355	$149
Accrued Employee Stock Purchase Plan	$101	$146
Accrued Common Stock Issued for Bonus Incentive	$928	$1,050

(1)	Sales of common stock confirmed during the prior period and settled in the current period.
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
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2009 and 2008. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.
Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.
Recent accounting pronouncements. This section summarizes recent accounting pronouncements and their impact on the Company.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included within our 2008 Form 10-K. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, rapid technological change, ability to reach product cost objectives, and competition, as well as other risks set forth in our 2008 Form 10-K under the caption “Risk Factors”.
OVERVIEW AND RECENT DEVELOPMENTS
Overview
FuelCell Energy is the world leader in the development and production of stationary fuel cells for commercial, industrial, government, and utility customers. FuelCell Energy’s ultra-clean and high efficiency Direct FuelCell® (“DFC®”) power plants are generating power at over 55 locations worldwide. The Company’s power plants have generated more than 340 million kWh of power using a variety of fuels including renewable wastewater gas, biogas from beer and food processing, as well as natural gas and other hydrocarbon fuels.
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
Compared to other power generation technologies, our products offer significant advantages including:
•	Near zero emissions
•	High fuel efficiency
•	Ability to site units locally as distributed power generation
•	Potentially lower cost power generation
•	Byproduct heat ideal for cogeneration applications
•	Reliable, 24/7 baseload power
•	Quiet operation
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
Recent Developments
Registered Direct Offering
In June 2009 we completed a registered direct offering of 6,737,166 shares of common stock at $3.59 per share. Net proceeds to the Company from the offering, after payment of placement agent fees and offering expenses, were approximately $22.5 million. Canaccord Adams Inc. and Lazard Capital Markets LLC acted as placement agents for the offering.
POSCO Power
In June 2009, the Company entered into a Product Sales Contract with POSCO Power for a total of 30.8 MW of FuelCell Energy DFC modules and components. The order represents an estimated sales value of $58 million and calls for delivery of units during 2010 and early 2011. The Company received a down payment of $5.8 million in July 2009.
In conjunction with this sales contract, the Company also executed a Memorandum of Agreement (“MOA”) whereby the parties agreed to enter into a licensing agreement to allow POSCO Power to assemble FuelCell Energy cell and module components into stack modules for sale in South Korea. POSCO Power will purchase $25 million of FuelCell Energy common stock at $3.59 per share (the 10-day average FuelCell Energy stock closing price through June 8, 2009) once the licensing agreement is finalized. Prior to this investment, POSCO Power’s ownership interest in the Company’s common stock was approximately 5 percent which will increase once this investment is finalized to approximately 14 percent based on total common stock outstanding as of June 8, 2009. POSCO Power has the right to terminate all or part of the Product Sales Contract in the event that the Company and POSCO Power, in the exercise of good faith and commercially reasonable efforts, fail to enter into such new technology transfer agreement. In the event of such termination, the down payment may be used to offset any payments required for any portion of the Contract that is not terminated or cancelled by POSCO Power.

Connecticut Renewable Portfolio Standards Program
Under the state’s Renewable Portfolio Standards program, the Connecticut Department of Public Utility Control (DPUC) issued a final decision approving 27.3 MW in April 2009, bringing the total of projects incorporating FuelCell Energy power plants awarded to 43.5 MW. These include: a 14.3 MW power plant for grid support, 18.8 MW of DFC-ERG® power plants to be located at four natural gas distribution stations, a 3.2 MW DFC/Turbine (DFC/T) for an electrical substation, and 7.2 MW at two hospitals. The DFC-ERG and DFC/T power plants are FuelCell Energy’s highest-efficiency products and are twice as efficient as the average U.S. fossil fuel power plant.
These projects are eligible for the $6 billion federal loan guarantee program and the federal Investment Tax Credit Grant (ITC) of 30 percent of project costs up to $3,000 per kilowatt.
Cash Management Plan
The pressure on credit markets and timing of federal energy policy initiatives created delays in order flow in the U.S. market, impacting the Company’s growth plans. In response, the Company partially offset higher cash use with lower capital spending and other company-wide cost reductions. In February 2009, the Company initiated a six percent workforce reduction, a suspension of employer contributions to the 401(k) plan and a salary freeze except for production employees. In addition, the Company completed a registered direct offering raising $22.5 million in cash and signed a definitive agreement with POSCO Power for a $25.0 million equity sale.
The American Recovery and Reinvestment Act
The American Recovery and Reinvestment Act (ARRA) enacted in February 2009 directs more than $43 billion dollars for energy initiatives and another $20 billion in tax incentives for renewable energy and energy efficiency over the next 10 years. Projects using FuelCell Energy’s stationary fuel cells may be eligible to receive benefits under the following provisions of the ARRA:
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Refer to Critical Accounting Policies and Estimates in our 2008 Form 10-K for information on accounting policies and estimates that we consider critical in preparing our consolidated financial statements. Our accounting policies include significant estimates we make using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes, products and production volume may affect how we account for transactions. We have not changed our critical accounting policies or practices during 2009.
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
Comparison of Three Months ended July 31, 2009 and July 31, 2008
Revenues and costs of revenues
The following tables summarize the components of our revenues and cost of revenues for the three months ended July 31, 2009 and 2008 (dollar amounts in thousands), respectively:

	Three Months Ended		Three Months Ended
	July 31, 2009		July 31, 2008		Percentage
		Percent of		Percent of	Decrease in
	Revenues	Revenues	Revenues	Revenues	Revenues
Revenues:
Product sales and revenues	$18,738	81%	$23,220	83%	(19%)
Research and development contracts	4,279	19%	4,684	17%	(9%)

Total	$23,017	100%	$27,904	100%	(18%)

	Three Months Ended		Three Months Ended
	July 31, 2009		July 31, 2008		Percentage
		Percent of		Percent of	Decrease
	Cost of	Cost of	Cost of	Cost of	in Cost of
	Revenues	Revenues	Revenues	Revenues	Revenues
Cost of revenues:

Product sales and revenues	26,269	90%	$39,010	90%	(33%)
Research and development contracts	2,978	10%	4,373	10%	(32%)

Total	29,247	100%	$43,383	100%	(33%)

Total revenues for the three months ended July 31, 2009 decreased by $4.9 million, or 18 percent, to $23.0 million from $27.9 million during the same period last year. Total cost of revenues for the three months ended July 31, 2009 decreased by $14.1 million or 33 percent to $29.2 million.
Product sales and revenues
The Company has historically sold its fuel cell products below cost while the market develops and product costs are reduced. We have been engaged in a formal commercial cost-out program since 2003 to reduce the total life cycle costs of our power plants. We have made significant progress primarily through value engineering our products, manufacturing process improvements and higher production levels, technology improvements and global sourcing. During the third quarter of fiscal 2009, we began production of our cost reduced, higher output models incorporating 350 kilowatt fuel cell stacks, lower-cost materials, and improved manufacturing techniques. As a result, our DFC products are expected to be gross margin positive on a unit by unit basis at our current 30 MW production rate.
We currently estimate that total product sales and revenues will be gross margin profitable when the Company achieves annual production volumes in the 35 to 70 MW range depending on product mix. As a measure of cost reduction progress prior to achieving positive margins, the Company calculates a cost-to-revenue ratio which is cost divided by revenue. Reference is made to the liquidity and capital resources section of this document for further discussion of the Company’s plans for implementing our cost reduction efforts and increasing annual order volume.
Analysis for the three-month comparable periods ended July 31, 2009 and 2008:

	Three Months Ended	Three Months Ended	Percentage
	July 31, 2009	July 31, 2008	Change
Product sales and revenues	$18,738	$23,220	(19%)
Cost of product sales and revenues	26,269	39,010	(33%)

Loss on product sales and revenues	$(7,531)	$(15,790)	(52%)

Cost-to-revenue ratio	1.40	1.68	17%
Product sales and revenue decreased $4.5 million to $18.7 million for the three months ended July 31, 2009 compared to $23.2 million for the same period in the prior year. Revenue in the third quarter included approximately $16.7 million of power plant sales, $1.3 million related to service agreements and component sales and approximately $0.7 million of revenue related to power purchase agreements. Revenues are lower in the 2009 period due to a shift in product mix to more megawatt module sales compared to completed power plants and site construction in the prior year period. POSCO Power, a strategic distribution partner, accounted for approximately 90 percent and 49 percent of total product sales and revenues for the periods ended July 31, 2009 and 2008, respectively.

Cost of product sales and revenues decreased to $26.3 million for the quarter ended July 31, 2009 compared to $39.0 million the same period of 2008. The ratio of product cost-to-sales was 1.40-to-1 compared to 1.68-to-1 during the same period a year ago. The cost ratio has been favorably impacted by the shift to MW production and lower unit costs across all product lines and lower service agreement costs due to the timing of stack replacements, compared to the prior year quarter. In the third quarter, the Company and POSCO Power experienced delays in commissioning and final acceptance testing for several units being installed in South Korea. This resulted in higher costs, which negatively impacted the cost ratio.
Service agreements and aftermarket costs, net of revenues, totaled approximately $3.6 million in the third quarter of fiscal 2009 compared to $6.7 million in the same period of the prior year. Excluding this impact, the ratio of product cost to sales would have been 1.22 to 1 during the third quarter of fiscal 2009, compared to 1.41 to 1 during the same period a year ago. We expect replacement of older stacks will continue over the next several years. As a result, we expect to continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including life of the stack, used replacement stacks available, the Company’s limit of liability on service agreements and future operating plans for the power plant.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where the Company is responsible for complete power plant system installation, liquidated damages, warranty costs (currently expensed as incurred due to limited operating experience), and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period). Cost of sales also includes Power Purchase Agreement (“PPA”) operating costs and adjustments required to value our inventory at the lower of cost or market. As our fuel cell products are in their initial stages of development and market acceptance, we have not historically provided for a loss reserve estimate on product or service contracts.
Research and development contracts
Research and development revenue decreased to $4.3 million for the three months ended July 31, 2009 compared to $4.7 million for the same period in 2008. Cost of research and development contracts decreased to $3.0 million during the third quarter of 2009 compared to $4.4 million for 2008. Margin from research and development contracts for the third quarter was approximately $1.3 million or 30 percent compared to $0.3 million or 6 percent in the third quarter of 2008. The decline in revenue compared to the prior year is due to the completion of several government programs in the second half of fiscal 2008 and transition to the Phase II coal-based SOFC contract which was awarded late in the first quarter of fiscal 2009. In January, the U.S. Department of Energy (DOE) awarded the Company Phase II of the MW-class coal-based SOFC contract, a $30.2 million contract of which the DOE has agreed to fund $21.0 million with the remaining amount to be funded by the Company.
Administrative and selling expenses
Administrative and selling expenses for the quarter ended July 31, 2009 totaled $4.1 million, a decrease of $0.8 million compared to $4.9 million in the same period of the prior year. This decrease is due to lower spending as a result of the cash management plan implemented in fiscal 2009 and stock-based compensation was lower by approximately $0.2 million.
Research and development expenses
Research and development expenses totaled $4.2 million during the three months ended July 31, 2009, a decrease of $1.5 million compared to $5.7 million recorded in the same period of the prior year. The decrease is related to the cash management plan implemented in fiscal 2009 and the level of engineering effort supporting manufacturing operations.

Loss from operations
Loss from operations for the three months ended July 31, 2009 totaled $14.5 million, approximately 45 percent lower than the $26.1 million loss from operations recorded in the comparable period last year. The lower loss is attributable to cost reductions across all product lines and a shift to MW-class production and improved margins on research and development contracts The decrease in loss from operations is also due to lower administrative and selling expenses and lower research and development expenses.
Loss from equity investments
Our ownership interest in Versa at July 31, 2009 was 39%. We account for Versa under the equity method of accounting. Our share of equity losses for the three months ended July 31, 2009 and 2008 were $0.02 million and $0.2 million, respectively. This decrease is due to lower research and development activity at Versa.
Interest and other income, net
Interest and other income, net, decreased to $0.2 million for the three months ended July 31, 2009 compared to $0.9 million for the same period in 2008. The decrease is due to lower interest income on lower average invested balances and lower interest rates.
Provision for income taxes
As a result of our commercialization efforts, our DFC products have historically incurred losses. In the third quarter of fiscal 2009 certain products went into production that are expected to be gross margin profitable on a per unit basis, however we cannot estimate when production volumes will be sufficient to generate taxable income. Therefore, based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current or prior year losses and other deferred tax assets.
Comparison of Nine Months ended July 31, 2009 and July 31, 2008
Revenues and costs of revenues
The following tables summarize the components of our revenues and cost of revenues for the nine months ended July 31, 2009 and 2008 (dollar amounts in thousands), respectively:

	Nine Months Ended		Nine Months Ended
	July 31, 2009		July 31, 2008		Percentage
		Percent of		Percent of	Decrease in
	Revenues	Revenues	Revenues	Revenues	Revenues
Revenues:
Product sales and revenues	$57,077	84%	$59,428	80%	(4%)
Research and development contracts	10,527	16%	15,138	20%	(30%)

Total	$67,604	100%	$74,566	100%	(9%)

	Nine Months Ended		Nine Months Ended
	July 31, 2009		July 31, 2008		Percentage
		Percent of		Percent of	Decrease
	Cost of	Cost of	Cost of	Cost of	in Cost of
	Revenues	Revenues	Revenues	Revenues	Revenues
Cost of revenues:

Product sales and revenues	$83,820	91%	$98,207	88%	(15%)
Research and development contracts	8,053	9%	13,644	12%	(41%)

Total	$91,873	100%	$111,851	100%	(18%)

Total revenues for the nine months ended July 31, 2009 decreased by $7.0 million, or 9 percent, to $67.6 million from $74.6 million during the same period last year. Total cost of revenue for the nine months ended July 31, 2009 decreased by $20.0 million or 18 percent to $91.9 million.
Product sales and revenues
The Company has historically sold its fuel cell products below cost while the market develops and product costs are reduced. We have been engaged in a formal commercial cost-out program since 2003 to reduce the total life cycle costs of our power plants. We have made significant progress primarily through value engineering our products, manufacturing process improvements and higher production levels, technology improvements and global sourcing. During the third quarter of fiscal 2009, we began production of our new uprated 350 kilowatt fuel cell stacks which have 17 percent higher power output than the prior product design. As a result, our newest DFC products are expected to be gross margin positive on a unit by unit basis at our current 30 MW production rate.
We currently estimate that product sales and revenues will be gross margin profitable when the Company achieves annual production volumes in the 35 to 70 MW range depending on product mix. As a measure of cost reduction progress prior to achieving positive margins, the Company calculates a cost-to-revenue ratio which is cost divided by revenue. Reference is made to the liquidity and capital resources section of this document for further discussion of the Company’s plans for implementing our cost reduction efforts and increasing annual order volume.
Analysis for the nine-month comparable periods ended July 31, 2009 and 2008:

	Nine Months Ended	Nine Months Ended	Percentage
	July 31, 2009	July 31, 2008	Change
Product sales and revenues	$57,077	$59,428	4%
Cost of Product sales and revenues	83,820	98,207	15%

Loss on product sales and revenues	$(26,743)	$(38,779)	(31%)

Cost-to-revenue ratio	1.47	1.65	(11%)
Product sales and revenue decreased $2.4 million to $57.1 million for the nine months ended July 31, 2009 compared to $59.4 million for the same period in the prior year. Revenue in the nine months ended July 31, 2009 included approximately $48.7 million of power plant sales, $1.7 million related to site engineering and construction work for projects where the Company is responsible for complete power plant system installation, $4.7 million related to service agreements and component sales and approximately $1.9 million of revenue related to power purchase agreements. POSCO Power, one of our strategic distribution partners, accounted for approximately 81 percent and 51 percent of total product sales and revenues for the nine month periods ended July 31, 2009 and 2008, respectively. In 2007, we entered into a 10-year manufacturing and distribution agreement with POSCO Power at which time it invested in FuelCell Energy, Inc. and is currently a 5 percent owner of the Company’s common stock. Reference is made to the recent developments section of this document for further discussion of recent agreements with POSCO.

Cost of product sales and revenues decreased to $83.8 million for the nine months ended July 31, 2009 compared to $98.2 million the comparable period of 2008. The ratio of product cost to sales was 1.47 to 1 compared to 1.65 to 1 during the same period a year ago and 1.48 to 1 in the second quarter of 2009. The cost ratio has been favorably impacted by the shift to MW production and lower unit costs across all product lines.
Net of revenues, service agreements and aftermarket costs totaled approximately $11.9 million in the first nine months of fiscal 2009 compared to $14.5 million in the same period of the prior year. Excluding this impact, the ratio of product cost to sales would have been 1.28 to 1 during the first nine months of fiscal 2009, compared to 1.43 to 1 during the same period a year ago. We expect replacement of older stacks will continue over the next several years. As a result, we expect to continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including life of the stack, used replacement stacks available, the Company’s limit of liability on service agreements and future operating plans for the power plant.
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
Research and development contracts
Research and development revenue decreased $4.6 million for the nine months ended July 31, 2009 to $10.5 million compared to $15.1 million for the same period in 2008. Cost of research and development contracts decreased $5.6 million during the nine months ended July 31, 2009 to $8.1 million compared to $13.6 million for 2008. Margin from research and development contracts for 2009 was approximately $2.4 million or 24 percent compared to $1.5 million or 10 percent in 2008. The decline in revenue compared to the prior year is due to the completion of several government programs in the second half of fiscal 2008 and the transition to the Phase II coal-based SOFC contract which was awarded late in the first quarter of fiscal 2009. In January, the U.S. Department of Energy (DOE) awarded the Company Phase II of the MW-class coal-based SOFC contract, a $30.2 million contract of which the DOE has agreed to fund $21.0 million with the remaining amount to be funded by the Company.
Administrative and selling expenses
Administrative and selling expenses for the nine months ended July 31, 2009 totaled $13.1 million, a decrease of $2.4 million compared to $15.5 million in the same period of the prior year. This decrease is due to lower spending as a result of the cash management plan implemented in fiscal 2009 and stock-based compensation was lower by approximately $0.4 million.
Research and development expenses
Research and development expenses totaled $14.9 million during the nine months ended July 31, 2009, a decrease of $2.3 million compared to $17.2 million recorded in the same period of the prior year. The decrease is related to the cash management plan implemented in fiscal 2009 and the level of engineering effort supporting manufacturing operations.

Loss from operations
Loss from operations for the nine months ended July 31, 2009 totaled $52.3 million, approximately 25 percent lower than the $70.0 million loss from operations recorded in the comparable period last year. The decrease in loss from operations is due to improved margins on product sales and lower administrative and selling expenses and research and development expenses. The improved product margins reflect cost reductions across all product lines and a shift to MW-class production.
Loss from equity investments
Our ownership interest in Versa at July 31, 2009 was 39%. We account for Versa under the equity method of accounting. Our share of equity losses for the nine months ended July 31, 2009 and 2008 were $0.6 million and $1.3 million, respectively. This decrease is due to lower cost share requirements on research and development activity being performed by Versa.
Interest and other income, net
Interest and other income, net, decreased to $0.7 million for the nine months ended July 31, 2009 compared to $2.8 million for the same period in 2008. The decrease is due to lower interest income on lower average invested balances and lower interest rates.
Provision for income taxes
As a result of our commercialization efforts, our DFC products have historically incurred losses. In the third quarter of fiscal 2009 certain products went into production that are expected to be gross margin profitable on a per unit basis, however we cannot estimate when production volumes will be sufficient to generate taxable income. Therefore, based on projections for future taxable income over the period in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. Therefore, no tax benefit has been recognized related to current or prior year losses and other deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents, and investments in U.S. treasuries totaled approximately $53.0 million as of July 31, 2009 compared to $86.9 million as of October 31, 2008. Net cash and investments used during the nine months ended July 31, 2009 was $33.9 million compared to $49.2 million in the nine month period ended July 31, 2008.
In June 2009 we completed a registered direct offering of 6,737,166 shares of common stock at $3.59 per share. Net proceeds to the Company from the offering, after payment of placement agent fees and offering expenses, were approximately $22.5 million. Excluding this offering, our net cash use for the fiscal year totaled $56.4 million.
In June 2009, the Company entered into a Securities Purchase Agreement with POSCO Power whereby POSCO Power will purchase $25 million of FuelCell Energy common stock at $3.59 per share (the 10-day average FuelCell Energy stock closing price through June 8, 2009). Also in June 2009, the Company and POSCO Power Company executed a Memorandum of Agreement committing the parties to negotiate in good faith and exert their respective commercially reasonable efforts to enter into a new technology transfer agreement allowing POSCO Power to assemble FuelCell Energy cell and module components into stack modules for sale in South Korea. FuelCell Energy would receive licensing payments in exchange for this agreement. Completion of these agreements was delayed because the Company and POSCO Power experienced a longer than expected commissioning cycle for units currently being installed in South Korea.

We are currently operating at a 30 MW run-rate and our current backlog is approximately 44 MW. Our future liquidity will be dependent on obtaining the order volumes and cost reductions on our fuel cell products necessary to achieve profitable operations. We may also raise capital through additional equity offerings; however, there can be no assurance that we will be able to obtain additional financing in the future. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.
Cash Inflows and Outflows
Cash and cash equivalents as of July 31, 2009 totaled $33.0 million, reflecting a decrease of $5.1 million from the balance reported as of October 31, 2008. The key components of our cash inflows and outflows were as follows:
Operating Activities: During the first nine months of 2009, we used $52.7 million in cash for operating activities compared to operating cash use of $45.3 million during the same period in 2008. The increase over the prior year period was driven primarily by a higher net working capital usage of approximately $12.1 million compared with a benefit of $10.8 million in the 2008 period. Driving this use was lower accounts payable of approximately $6.7 million, lower deferred revenue of approximately $7.4 million, higher accounts receivable of approximately $1.2 million and higher inventory of $0.5 million. Accounts payable is lower due to a shift in product mix to more modules and fewer complete power plants compared to the prior year. Deferred revenue is lower as a result of the timing of milestone payments on commercial backlog compared to the prior year. These uses of working capital were offset by higher accrued liabilities of $2.7 million and lower other assets of $0.9 million.
Investing Activities: During the first nine months of 2009, net cash provided by investing activities totaled $25.3 million. During this period, $28.0 million of investments in U.S. treasury securities matured or were sold. Offsetting this increase were capital expenditures totaling $2.1 million and a convertible debt investment in Versa Power Systems, Inc. totaling $0.6 million. The Company’s forecasted capital spending for fiscal 2009 is in the $3.0 million to $4.0 million range.
Financing Activities: During the first nine months of 2009, net cash provided by financing activities was approximately $22.3 million compared to approximately $2.1 million provided by financing activities in the prior year. The largest component of the change was a registered direct offering of common stock in June 2009 whereby the Company raised $22.5 million, net of placement agent fees and offering expenses. Other activity in 2009 included $2.8 million for the payment of dividends on preferred stock and repayment of debt of $0.2 million. These cash outflows in fiscal 2009 were offset by receipts of $2.1 million from the other common stock sales and $0.4 million of cash borrowed from the Connecticut Development Authority.
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through sales of equity and debt securities, cash generated from product sales, service contracts and PPAs, incentive funding, government research and development contracts, and interest earned on investments. The Company has access to the public markets with two effective registration statements. Our future cash requirements depend on numerous factors including increasing annual order volume, implementing our cost reduction efforts, and future involvement in research and development contracts.

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
Our production volume was at an annual rate of 30 MW as of July 31, 2009 and our current product sales backlog is approximately 44 MW.
Updates on our key markets, including South Korea, California and Connecticut are as follows:
South Korea: Ultra-clean, highly efficient fuel cell power plants meet South Korea’s need for increased production of clean power and green technologies that contribute to increased domestic employment as well as its mandate for clean energy generation. South Korea has committed 2 percent of its gross national product to clean energy projects — more than any other developed country. Currently, South Korea is pursuing the passage of a $85.8 billion renewable energy plan that includes a renewable portfolio standard (RPS) of 11 percent clean energy by 2030 or a total of 7,150 MW.
To date, POSCO Power has ordered 68 MW of megawatt-class fuel cell power plants from the Company for its customers in South Korea and 12 MW of these are now installed at customer sites. Notably, six of the Company’s DFC3000 power plants are now installed and operating, exporting ultra-clean highly efficient electricity to the South Korean electric grid. POSCO Power has DFC plants operating at the sites of four large independent power producers and two KEPCO subsidiaries (South Korea’s electric utility). These are serving as showcase sites as POSCO Power executes its strategy to make DFC power plants the leading alternative for utilities seeking to comply with the country’s renewable portfolio standard program. POSCO has built a 50 MW manufacturing facility which began production of balance-of-plant systems. These systems will be integrated with FuelCell Energy’s fuel cell modules at customer sites to provide power for the electric grid.
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
California utilities and biogas producers are becoming more active in looking at clean energy generation. Clean energy projects will be eligible for the $6 billion federal loan guarantee program and the federal Investment Tax Credit Grant (ITC) of 30 percent of project costs up to $3,000 per kilowatt. Additionally, these projects qualify for California’s Self-Generation Incentive Program. These incentives may lower the cost of capital for project developers.
Looking ahead, the state of California is working on a combined heat and power feed-in tariff and a renewable energy feed-in tariff that could be beneficial for FuelCell Energy product sales. These tariffs also enjoy the support of the California Public Utility Commission.
Connecticut: Currently, FuelCell Energy is in discussions with project developers and financiers for the 43.5 MW of fuel cell projects approved under Connecticut’s Renewable Portfolio Standards (RPS). In parallel, the Company is submitting applications under the U.S. Department of Energy’s loan guarantee program for the projects. The state of Connecticut awarded project developers eight fuel cell projects under its Renewable Portfolio Standards (RPS) mandate using FuelCell Energy power plants. Connecticut’s RPS requires utilities to purchase 27 percent of their peak electricity needs, or about 1,000 MW, from clean power sources by 2020. These projects will also be eligible to receive the federal ITC grant.

We sell both completed power plants and fuel cell modules. Of our current product backlog, over 90 percent is for MW-class power plants and fuel cell modules. Based on the current backlog, we expect the mix of production to move primarily to DFC3000 power plants and fuel cell modules in fiscal 2010. We believe we can reach gross margin breakeven at a sustained annual order and production volume of approximately 35 to 70 MW and we believe that net income breakeven can be achieved at a sustained annual order and volume production of approximately 75 to 125 MW. The low end for each of these ranges requires sustained annual production primarily of our DFC3000 power plants and fuel cell modules and the high end if the range includes a mix of our DFC1500 and DFC300 power plants. Actual results will depend on product mix, volume, mix of full power plants vs. modules only, future service costs, and market pricing.
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
During the third quarter, FuelCell Energy began production of its cost-reduced, higher output models incorporating 350 kilowatt stacks, lower-cost materials, and improved manufacturing techniques. The new DFC1500 generates 1.4 MW of power and the DFC3000 generates 2.8 MW. By producing more power in a power plant, the power plants cost less per unit to manufacture. These fuel cell products are expected to be gross margin profitable on a per unit basis.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2009 and the related payments by fiscal year is summarized as follows (in thousands):

	Payments Due by Period
		Less			More
		than	1 – 3	3 – 5	than
	Total	1 Year	Years	Years	5 Years
Contractual Obligation:
Capital and Operating lease commitments (1)	$3,472	$845	$1,095	$897	$635
Term loans (principal and interest)	5,620	1,088	1,157	1,157	2,218
Purchase commitments(2)	26,451	22,778	3,438	235	—
Series I Preferred dividends payable (3)	22,905	460	13,245	2,300	6,900
Series B Preferred dividends payable (4)	1,648	1,648	—	—	—

Totals	$60,096	$26,819	$18,935	$4,589	$9,753

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(3)	Quarterly dividends of Cdn.$312,500 accrue on the Series 1 preferred shares (subject to possible reduction pursuant to the terms of the Series 1 preferred shares on account of increases in the price of our common stock). We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually to Enbridge, Inc., the holder of the Series 1 preferred shares, so long as Enbridge holds the shares. Interest accrues on cumulative unpaid dividends at a 2.45 percent quarterly rate, compounded quarterly, until payment thereof. Using an exchange rate of Cdn.$.92 to U.S.$1.00 (exchange rate on July 31, 2009), cumulative unpaid dividends and accrued interest of approximately $8.7 million on the Series 1 preferred shares were outstanding as of July 31 2009. For the purposes of this disclosure, we have assumed an exchange rate of Cdn.$.92 to U.S.$1.00 (exchange rate on July 31, 2009) and that the minimum dividend payments would be made through 2010. In 2010, we would be required to pay any unpaid and accrued dividends. Subsequent to 2010, we would be required to pay annual dividend amounts totaling Cdn.$1.25 million. We have the option of paying these dividends in stock or cash.

(4)	Dividends on Series B Preferred Stock accrue at an annual rate of 5% paid quarterly. The obligations schedule assumes we will pay preferred dividends on these shares through November 20, 2009, at which time the preferred shares may be subject to mandatory conversion at the option of the Company.
In April 2008, we entered into a new 10-year loan agreement with the CDA allowing for a maximum amount borrowed of $4.0 million. At July 31, 2009, we had an outstanding balance of $4.0 million on this loan. The stated interest rate is 5 percent and the loan will be collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.
In April 2006, Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, entered into a loan agreement for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction, and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). The outstanding balance on this loan was $0.6 million, including accrued interest, as of July 31, 2009.
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

Product sales contracts
As of July 31, 2009, we had product sales backlog of approximately $79.3 million (44 MW). Through fiscal 2009, the costs to manufacture and install our products exceeded market prices as the Company has historically sold its DFC fuel cell products at a loss. During the third quarter of fiscal 2009, we began production of our new uprated 350 kilowatt fuel cell stacks which have 17 percent higher power output than the prior product design. As a result, our newest DFC products are expected to be gross margin positive on a unit by unit basis at our current 30 MW production rate. We do not expect the Company to achieve gross margin profitability until we achieve sustained annual production volume of approximately 35 to 70 MW, depending on product mix, geographic location, incentives and credits, service costs and other variables such as fuel prices. In mid-2008, we ramped to an annual production rate of approximately 30 MW in response to worldwide demand for the Company’s MW-class power plants. This compares to actual production of approximately 22 MW in fiscal 2008 and 11 MW in 2007. The Company will make adjustments to its production rate as appropriate to market conditions.
Long-term service agreements
We have contracted with certain customers to provide long-term service for fuel cell power plants ranging from one to 13 years. As of July 31, 2009, we had long term service agreement backlog of approximately $25.5 million. Our standard service agreement term is five years and may be renewed if the parties mutually agree on future pricing. Pricing for service contracts is based on the markets in which we compete as well as estimates of future costs. Given our products’ early stage of development, actual expenses could be materially different than the contract price resulting in a loss.
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

Power purchase agreements
As of July 31, 2009, we had 3 MW of power plant installations under PPAs ranging in duration from five to ten years. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, primarily natural gas, to run the power plants.
We qualified for incentive funding for these projects in California under the state’s Self-Generation Incentive Funding Program and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of July 31, 2009 we had deferred revenue totaling $3.0 million on the consolidated balance sheet related to incentive funding received on PPAs.
Research and development cost-share contracts
We have contracted with various government agencies as either a prime contractor or sub-contractor on cost-share contracts and agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio with the government agency. As of July 31, 2009, our research and development sales backlog totaled $15.3 million. We will incur additional research and development cost-share related to this backlog totaling approximately $6.7 million that will not be reimbursed by the government.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts: instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt the provisions of SFAS No. 168 for the fiscal year ending October 31, 2009 and does not believe adoption of this new standard will have a material effect on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. SFAS No. 167 is effective for the Company for the fiscal year beginning November 1, 2010.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 upon its issuance and it had no material effect on its consolidated financial statements. See Note 1 — Subsequent Events for this new disclosure.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB No. 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP No. FAS 107-1 and APB No. 28-1, however there were no material financial instruments that required additional fair value disclosures as of July 31, 2009.
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
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” by establishing, among other things, the disclosure requirements for derivative instruments and hedging activities. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 as required during the second quarter of fiscal 2009. The Company does not have any derivatives that qualify as hedges. The Company does have two derivatives which include (i) an embedded derivative liability related to the conversion feature and variable dividend included in the Series 1 Preferred Shares and (ii) a derivative asset related to warrants to purchase shares of common stock in Versa Power Systems, Inc. (“Versa”), which the Company received in conjunction with investments in Versa made in the form of convertible notes. The fair value of these derivatives at July 31, 2009 and changes in their fair value from October 31, 2008 was not material to the Company’s consolidated financial statements. Refer to Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 for additional information.
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 14R”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This Statement also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of our fiscal year 2010. The impact on our consolidated financial statements upon adopting SFAS No. 141R and SFAS No. 160 will be determined based on future acquisitions, if any.

In February 2007, the FASB issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The Statement may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The Company adopted SFAS No. 159 on November 1, 2008, but has decided not to apply the fair value option to any of its existing financial instruments recorded on its consolidated balance sheet as of July 31, 2009.
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
Interest Rate Exposure
Our exposures to market risk for changes in interest rates relate primarily to our investment portfolio and long term debt obligations. Our investment portfolio as of July 31, 2009 includes short-term U.S. Treasury instruments with maturities ranging from August 2009 to April 2010. Cash is invested overnight with high credit quality financial institutions. Based on our overall interest exposure at July 31, 2009, including all interest rate sensitive instruments, a near-term change in interest rates of 1 percent would affect our results of operations by approximately $0.3 million annually.
Foreign Currency Exchange Risk
As of July 31, 2009, approximately $0.1 million (less than one percent) of our total cash, cash equivalents and investments was in currencies other than U.S. dollars. We also make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
We have determined that our Series 1 Preferred shares include embedded derivatives that require bifurcation from the host contract and separate accounting in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, the embedded derivatives requiring bifurcation from the host contract are the conversion feature of the security and the variable dividend obligation. The aggregate fair value of these derivatives included within Long-term debt and other liabilities on our Consolidated Balance Sheet as of July 31, 2009 was $0.4 million. The fair value of these derivatives is based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 25 percent increase from the closing price of our common stock at July 31, 2009 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $0.1 million assuming all other assumptions remain the same.
We have determined that the 3,108 warrants received in conjunction with our investment in Versa during the third fiscal quarter of 2008 and the first fiscal quarter of 2009 represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of these derivatives included within Investment and loan to affiliate on our Consolidated Balance Sheet as of July 31, 2009 was $0.2 million. Changes in any of these assumptions will result in fluctuations in the derivative value and will impact the Consolidated Statement of Operations. For example, a 10 percent increase in the volatility assumption used at July 31, 2009 would result in an increase in the fair value of these derivatives and a charge to the Consolidated Statement of Operations of approximately $20 thousand, assuming all other assumptions remain the same.

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

FUELCELL ENERGY, INC.
(Registrant)

September 9, 2009	/s/ Joseph G. Mahler
Date	Joseph G. Mahler
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