Form 10-Q/A
period 2009-01-31
FUELCELL ENERGY INC
filed 2010-02-08
CIK 886128

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at March 9, 2009: 69,017,261
The purpose of this Amendment to the Form 10-Q for the quarter ended January 31, 2009 is to revise Exhibit 10.2 contained in Item 6.

FUELCELL ENERGY, INC.
FORM 10-Q/A
As of and For the Three Month Period Ended January 31, 2009

PART II. OTHER INFORMATION

Item 6. Exhibits	3

Signature	4

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART II — OTHER INFORMATION
Confidential treatment has been requested as to certain portions of Exhibits 10.1 and 10.2. Redacted portions of the exhibits are marked with an * and have been filed separately with the Securities and Exchange Commission (“SEC”).

Item 6.	EXHIBITS

Exhibit No.	Description

4.1
Certificate of Designation for the 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K, dated November 22, 2004)

4.2
Schedule A to Articles of Amendment of FuelCell Energy, Ltd., setting forth the rights, privileges, restrictions and conditions of Class A Cumulative Redeemable Exchangeable Preferred Shares (incorporated by reference to Exhibit 4.2 contained in the Company’s Form 10-Q for the period ended January 31, 2009)

10.1
Alliance Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q/A for the period ended January 31, 2009)

10.2	Technology Transfer, License and Distribution Agreement between FuelCell Energy, Inc. and POSCO Power, dated as of February 7, 2007

10.3
Loan agreement, dated April 29, 2008, between the Company and the Connecticut Development Authority. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 10-Q for the period ended January 31, 2009)

14
Code of Ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer (incorporated by reference to Exhibit 14 contained in the Company’s 10-K for the year ended October 31, 2003)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC. (Registrant)
February 5, 2010 Date	/s/ Joseph G. Mahler
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