Form 10-Q
period 2010-01-31
FUELCELL ENERGY INC
filed 2010-03-12
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at March 9, 2010: 84,460,112

FUELCELL ENERGY, INC.
FORM 10-Q

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$45,543	$57,823
Investments — U.S. treasury securities	5,015	7,004
Accounts receivable, net	24,013	22,920
Inventories, net	31,422	25,433
Other current assets	3,954	6,499

Total current assets	109,947	119,679

Property, plant and equipment, net	31,138	32,394
Investments — U.S. treasury securities	7,050	—
Investment in and loans to affiliate	9,904	10,064
Other assets, net	587	551

Total assets	$158,626	$162,688

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$990	$997
Accounts payable	7,689	8,484
Accounts payable due to affiliate	284	1,584
Accrued liabilities	15,441	13,808
Deferred revenue, royalty income and customer deposits	28,311	17,013

Total current liabilities	52,715	41,886

Long-term deferred revenue and royalty income	9,533	10,124
Long-term debt and other liabilities	4,314	4,410

Total liabilities	66,562	56,420

Redeemable preferred stock of subsidiary	15,533	14,976

Redeemable preferred stock (liquidation preference of $64,020 at January 31, 2010 and $64,120 at October 31, 2009)	59,857	59,950

Total Equity:
Shareholders’ equity
Common stock ($.0001 par value); 150,000,000 shares authorized; 84,383,259 and 84,387,741 shares issued and outstanding at January 31, 2010 and October 31, 2009, respectively.	8	8
Additional paid-in capital	631,338	631,296
Accumulated deficit	(614,592)	(599,960)
Accumulated other comprehensive income (loss)	6	(2)
Treasury stock, Common, at cost (5,679 shares at January 31, 2010 and October 31, 2009)	(53)	(53)
Deferred compensation	53	53

Total shareholders’ equity	16,760	31,342
Noncontrolling interest in subsidiaries	(86)	—

Total equity	16,674	31,342

Total liabilities and equity	$158,626	$162,688

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	January 31,
	2010	2009
Revenues:
Product sales and revenues	$12,808	$19,031
Research and development contracts	1,808	2,692

Total revenues	14,616	21,723

Costs and expenses:
Cost of product sales and revenues	18,013	28,937
Cost of research and development contracts	2,096	2,238
Administrative and selling expenses	4,156	4,246
Research and development expenses	4,620	5,737

Total costs and expenses	28,885	41,158

Loss from operations	(14,269)	(19,435)

Interest expense	(63)	(60)
Loss from equity investment	(148)	(346)
Interest and other income, net	319	415

Loss before redeemable preferred stock of subsidiary	(14,161)	(19,426)

Accretion of redeemable preferred stock of subsidiary	(557)	(493)

Loss before provision for income taxes	(14,718)	(19,919)

Provision for income taxes	—	—

Net loss	(14,718)	(19,919)

Net loss attributable to noncontrolling interest	86	—

Net loss attributable to FuelCell Energy, Inc.	(14,632)	(19,919)

Preferred stock dividends	(802)	(802)

Net loss to common shareholders	$(15,434)	$(20,721)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.18)	$(0.30)
Basic and diluted weighted average shares outstanding	84,401,558	68,831,033

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,718)	$(19,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	642	1,451
Loss from equity investment	148	346
Accretion of redeemable preferred stock of subsidiary	557	493
Interest receivable on loan to affiliate	(34)	(39)
Loss (gain) on derivatives	8	(58)
Depreciation	1,923	2,179
Amortization of bond premium	13	374
Provision (recovery) for doubtful accounts	12	(5)
(Increase) decrease in operating assets:
Accounts receivable	(1,105)	(14,275)
Inventories	(5,989)	(1,551)
Other assets	2,543	554
Increase (decrease) in operating liabilities:
Accounts payable	(2,095)	(741)
Accrued liabilities	1,742	(470)
Deferred revenue, royalty income and customer deposits	10,707	(2,321)

Net cash used in operating activities	(5,646)	(33,982)

Cash flows from investing activities:
Capital expenditures	(660)	(1,192)
Convertible loan to affiliate	—	(600)
Treasury notes matured	5,000	14,000
Treasury notes purchased	(10,074)	—

Net cash (used in) provided by investing activities	(5,734)	12,208

Cash flows from financing activities:
Repayment of debt	(106)	(53)
Proceeds from debt	—	436
Payment of preferred dividends	(802)	(802)
Net proceeds from sale of common stock	—	433
Common stock issued for option plans	—	15

Net cash (used in) provided by financing activities	(908)	29

Effects on cash from changes in foreign currency rates	8	—

Net decrease in cash and cash equivalents	(12,280)	(21,745)

Cash and cash equivalents-beginning of period	57,823	38,043

Cash and cash equivalents-end of period	$45,543	$16,298

Supplemental cash flow disclosures:
Cash interest paid	$63	$60

Noncash operating activity:
Accrued sales of common stock	$109	$456

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 1. Nature of Business and Summary of Significant Accounting Policies
FuelCell Energy, Inc. and subsidiaries (the “Company”, “we”, “us”, or “our”) is a Delaware corporation engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell power plants produce reliable, secure and environmentally friendly 24/7 base load electricity for commercial, industrial, government and utility customers. We have been commercializing our stationary fuel cells and are beginning the development of planar solid oxide fuel cell and other fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell certain products at prices lower than current production costs, and invest in cost reduction initiatives.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of January 31, 2010 have been included. All intercompany accounts and transactions have been eliminated.
Interim results are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2009 filed with the SEC.
Use of Estimates
The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss reserves, excess, slow-moving and obsolete inventories, product warranty costs, reserves on long-term service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, long-lived asset impairments and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants, modules and component parts to customers (i.e. product sales), (ii) providing services under long-term service agreements (“LTSA”), (iii) the sale of electricity under power purchase agreements (“PPA”), (iv) incentive revenue from the sale of electricity under PPAs, (v) site engineering and construction services and (vi) customer-sponsored research and development projects. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Revenue from sales of our DFC power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. Historically, we have not provided for a contract loss reserve on product sales contracts as products were in their early stages of development and market acceptance, and the total costs to produce, install and commission these units could not be reasonably estimated. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. Accordingly, effective November 1, 2009, a contract loss reserve on product sales contracts is recognized at the time we become aware that estimated total costs are expected to exceed the contract sales price. We have reviewed open contracts and recorded an estimated loss of $0.2 million as of and for the three months ended January 31, 2010. Actual results could vary from initial estimates and reserve estimates will be updated as we gain further manufacturing and operating experience. For component and spare parts sales, revenue is recognized upon shipment under the terms of the customer contract.
Revenue earned by performing routine monitoring and maintenance under LTSAs is recognized ratably over the term of the contract. For service contracts which include a minimum operating output over the course of the contract, a portion of the contract revenue is deferred until such time as it is earned through power plant performance.
Revenue from the sale of electricity is recognized as electricity is provided to the customer. Incentive revenue is recognized ratably over the term of the PPA. Site engineering and construction services revenue is recognized as costs are incurred.
Revenue from research and development contracts is recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. Revenue from government funded research, development and demonstration programs are generally multi-year, cost-reimbursement and/or cost-shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement, and on certain contracts we are reimbursed only a portion of the costs incurred. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds.
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products. We reserve for estimated future warranty costs based on historical experience. Given our limited operating experience, particularly for newer product designs, actual results could vary from initial estimates. Estimates used to record warranty reserves will be updated as we gain further operating experience.
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 13 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may replace the customer’s fuel cell stack with a new or used unit. Our contractual liability under LTSAs is limited to the amount of service fees payable under the contract. This can often times be less than the cost of a new stack replacement. However, in order to continue to meet customer expectations on early product designs, we have incurred costs in excess of our contractual liabilities.
LTSAs for power plants that have our five-year stack design (introduced in 2009) are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the contract, although we have limited operating experience with these products. Stack replacements for these agreements are expected to only be required upon renewal of the service agreement. We expect the replacement of older stacks produced prior to 2009 will continue over the next several years, and as a result, we expect to continue to incur losses in order to maintain power plants. Reserve estimates for future costs associated with maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
As our fuel cell products are in their early stages of commercialization and market acceptance, we cannot reliably estimate the total costs to complete an individual service contract and therefore have not provided for a contract loss reserve. We provide for a reserve of LTSA costs if agreements are sold below our standard pricing. As of January 31, 2010, this reserve totaled $5.7 million compared to $6.0 million as of October 31, 2009. Pricing for LTSAs is based upon estimates of future costs, which given our products’ early stage of commercialization could be materially different from actual expenses. As noted under the revenue recognition policy, revenue allocable to meeting the performance requirements of the LTSA (which may include a new or used stack replacement) is deferred until it is earned. Deferred LTSA revenue as of January 31, 2010 totaled $2.7 million compared to $2.5 million as of October 31, 2009. Actual costs incurred on our service agreements have and could continue to exceed pricing reserves and deferred revenue and materially impact gross margin. As products continue to achieve commercial market acceptance and we gain further operating experience, a reliable history of service costs and product life should enable management to reasonably estimate future costs to complete an individual service contract and adjust reserves for such costs, if necessary. Estimates for future LTSA costs and reserve estimates will be updated as we gain further operating experience.
Inventories and Advance Payments to Vendors
Inventories consist principally of raw materials and work-in-process and are stated at the lower of cost or market. In certain circumstances, we will make advance payments to vendors for future inventory deliveries. These advance payments (net of related reserves) are recorded as other current assets on the consolidated balance sheets.
As we have historically sold products at or below cost, we have provided for a lower of cost or market (“LCM”) reserve to the cost basis of inventory. This reserve is computed by comparing the current sales prices of our fuel cell products to their estimated costs. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. During the second half of 2009, we began production of our newest megawatt-class power plants and modules. The manufactured cost per kilowatt of these products is lower than previous models due to a 17 percent power increase and lower component and raw materials cost. We expect the lower manufactured cost of these products to result in gross margin improvement on a unit by unit basis and a reserve may not be required.
As of January 31, 2010 and October 31, 2009, the LCM reserve to the cost basis of inventory and advance payments to vendors was $7.9 million and $9.5 million, respectively, which equates to a reduction of 19 percent and 25 percent, respectively, of the gross inventory and advance payments to vendors value. As of January 31, 2010, the LCM reserve is primarily applied against inventory which is expected to be used to satisfy terms of long-term service agreements.
Concentrations
We contract with a small number of customers for the sale of products and for research and development contracts. Our top two customers, POSCO Power (“POSCO”) and the U.S. government (primarily the Department of Energy) accounted for 75 percent of consolidated revenues for each of the three month periods ended January 31, 2010 and 2009, respectively, with POSCO accounting for 63 percent and the U.S. government accounting for 12 percent of consolidated revenues in each period.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a limited number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or reduction in sales to, one or more of our larger customers, could have a material adverse affect on our business, financial condition and results of operations.
Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.
Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended
	January 31,
	2010	2009
Net loss attributable to FuelCell Energy, Inc.	$(14,632)	$(19,919)
Foreign currency translation adjustments	8	—

Comprehensive loss	$(14,624)	$(19,919)

Recently Adopted Accounting Guidance
In April 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, a company needs to consider its own historical experience adjusted for company-specific factors. In the absence of that experience, the company shall consider the assumptions that market participants would use about renewal or extension options. The new guidance was effective for the first quarter of fiscal 2010. We currently do not have any intangible assets recorded in our consolidated balance sheets; therefore, the impact of this guidance on our consolidated financial statements will be determined when and if we acquire definite-lived intangible assets.
In December 2007, the FASB issued revised accounting guidance for business combinations that requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The guidance also requires that certain other assets and liabilities related to the acquisition, such as contingencies and research and development, be recorded at fair value. The new guidance was effective for the first quarter of fiscal 2010. The potential impact of this revised guidance on our consolidated financial statements will be based upon future business combinations, if any.
In December 2007, the FASB issued new guidance that requires noncontrolling interests (formerly “minority interests”) in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts in the consolidated statements of operations. The calculation of earnings per share would continue to be based on income amounts attributable to the parent. This guidance became effective for the quarter ended January 31, 2010 and changed the accounting for and reporting of noncontrolling interests in our subsidiaries.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Our consolidated financial statements include the accounts and operations of Alliance Monterrey, LLC; Alliance Chico, LLC; Alliance Star Energy, LLC; and Alliance TST Energy, LLC (collectively, the “Alliance Entities”). Each of the Alliance Entities is a joint venture with Alliance Power, Inc. (“Alliance”) established to construct fuel cell power plants and sell power under power purchase agreements. We have an 80 percent interest in each entity and accordingly, the financial results of the Alliance Entities are consolidated with our financial results.
Each of the Alliance Entities has a capital deficit as they have historically operated at a loss. Under previous accounting guidance, we absorbed the noncontrolling interest’s share of these losses because the noncontrolling interest was under no obligation to repay these losses. If the Alliance Entities generated future earnings, we would be credited to the extent of the noncontrolling interest’s losses previously absorbed. Additionally, the consolidated balance sheets did not reflect the noncontrolling interest’s share of the capital deficit of the Alliance Entities. Under the new accounting guidance, the noncontrolling interest’s share of the losses is reflected in the consolidated statements of operations and its share of the capital deficit of the Alliance Entities is reflected as equity in the consolidated balance sheets.
The prior period financial statements have not been adjusted as our noncontrolling interests holders have always been in a deficit position. The proforma impact on the total equity section of our consolidated balance sheet as of October 31, 2009 had this guidance been required for that period would have been a $1.9 million reduction in accumulated deficit in total shareholders’ equity and an increase in the deficit position for noncontrolling interst in subsidiaries. The proforma impact on the consolidated statement of operations for the three months ended January 31, 2009 had this guidance been required for that period would have been a $0.1 million increase in net loss attributable to noncontrolling interest and a corresponding decrease in the net loss attributable to FuelCell Energy, Inc. and net loss to common shareholders.
Recent Accounting Guidance Not Yet Effective
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this guidance will have a material impact on our financial statements or disclosures.
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the impact of adopting this guidance.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
In June 2009, the FASB issued accounting guidance which requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. The guidance will be effective for the first quarter of fiscal 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements or disclosures.
Note 2. Equity investments
Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based (“SOFC”) system. Versa is a private company founded in 2001 that has been developing advanced SOFC systems for various stationary and mobile applications.
We own 77,140 shares of Versa common stock, representing 39 percent of Versa’s outstanding common shares. In addition, we have convertible loans receivable from Versa of $2.6 million and hold warrants for the right to purchase an additional 3,108 shares of Versa common stock at a weighted average price of $167 per share. Should the convertible notes and warrants be converted, our total ownership interest in Versa would increase to 44 percent. Our total investment in and loans to Versa was $9.9 million and $10.1 million as of January 31, 2010 and October 31, 2009, respectively.
We account for Versa under the equity method of accounting and recognize our share of the losses as loss from equity investments on the consolidated statements of operations.
Note 3. Investments
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at January 31, 2010 and October 31, 2009:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	(losses)	Fair value
U.S. government obligations
As of January 31, 2010	$12,065	$12	$(5)	$12,072
As of October 31, 2009	$7,004	$40	$—	$7,044

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The following table summarizes the contractual maturities of investments at amortized cost and fair value as of January 31, 2010:

			Weighted
			average
	Amortized		yield to
	cost	Fair value	maturity

Due within one year	$5,015	$5,027	1.36%
Due after one year	7,050	7,045	0.99%

Total investments	$12,065	$12,072	1.15%

Note 4. Inventories
The components of inventory at January 31, 2010 and October 31, 2009 consisted of the following:

	January 31,	October 31,
	2010	2009

Raw materials	$17,752	$15,945
Work-in-process	13,670	9,488

Total	$31,422	$25,433

Our inventories are stated at the lower of cost or market price. The above inventory amounts include a lower of cost or market adjustment of $7.5 million and $8.9 million as of January 31, 2010 and October 31, 2009, respectively, to write down the carrying value of inventory to its estimated market value.
Note 5. Accounts Receivable
Accounts receivable at January 31, 2010 and October 31, 2009 consisted of the following:

	January 31,	October 31,
	2010	2009
U.S. Government:
Amount billed	$74	$574
Unbilled recoverable costs	329	776

	403	1,350

Commercial Customers:
Amount billed	10,121	5,439
Unbilled recoverable costs	13,489	16,131

	23,610	21,570

	$24,013	$22,920

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts, which was immaterial at January 31, 2010 and October 31, 2009.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 6. Share-Based Compensation Plans
We have shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”). We account for stock awards to employees and non-employee directors under the fair value method. We determine the fair value of stock options at the grant date using the Black-Scholes valuation model. The model requires us to make estimates and assumptions regarding the expected life of the award, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of restricted stock awards (“RSA”) is based on the common stock price on the date of grant. The fair value of stock awards is amortized to expense over the vesting period, generally four years.
Share-based compensation reflected in the consolidated statements of operations for the three months ended January 31, 2010 and 2009 was as follows:

	Three months ended
	January 31,
	2010	2009
Cost of product sales and revenues	$224	$304
Cost of research and development contracts	39	52
General and administrative expense	194	834
Research and development expense	185	246

Total share-based compensation	$642	$1,436

The following table summarizes stock option activity for the three months ended January 31, 2010:

		Weighted
	Number of	average
	options	option price ($)
Outstanding at October 31, 2009	5,740,705	10.86
Cancelled	(402,750)	8.73

Outstanding at January 31, 2010	5,337,955	11.03

As of January 31, 2010, there were 577,762 RSAs outstanding with a weighted average per share fair value of $2.88. There were 2,000 RSAs granted during the three months ended January 31, 2010 and forfeitures totaled 17,500 during this period.
For the three months ended January 31, 2010, 39,858 shares were issued under the ESPP at a per share cost of $2.70. There were 167,349 shares of common stock reserved for issuance under the ESPP as of January 31, 2010.
Note 7. Conversion of Preferred Stock
During the three months ended January 31, 2010, 100 shares of Series B redeemable preferred stock, with a book value of $93,000 net of original issuance costs, were converted into 8,510 shares of common stock.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 8. Equity
Changes in shareholders’ equity were as follows for the three months ended January 31, 2010:

	Total
	Shareholders’	Noncontrolling
	Equity	interest	Total Equity
Balance at October 31, 2009	$31,342	$—	$31,342

Share-based compensation	642	—	642
Stock issued under benefit plans	109	—	109
Preferred dividends — Series B	(802)	—	(802)
Conversion of Series B preferred stock to common stock, net of original issuance costs	93	—	93
Effect of foreign currency translation	8		8
Net loss	(14,632)	(86)	(14,718)

Balance at January 31, 2010	$16,760	$(86)	$16,674

Note 9. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three months ended
	January 31,
	2010	2009
Numerator
Net loss	$(14,718)	$(19,919)
Net loss attributable to noncontrolling interest	86	—
Preferred stock dividend	(802)	(802)

Net loss to common shareholders	$(15,434)	$(20,721)

Denominator
Weighted average basic common shares	84,401,558	68,831,033
Effect of dilutive securities (1)	—	—

Weighted average diluted common shares	84,401,558	68,831,033

Basic loss per share	$(0.18)	$(0.30)

Diluted loss per share (1)	$(0.18)	$(0.30)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At January 31, 2010 and 2009, there were options to purchase 5.3 million and 5.9 million shares of common stock, respectively. There were no outstanding warrants as of January 31, 2010 and 507,500 outstanding warrants at January 31, 2009. Refer to our Annual Report on Form 10-K for the year ended October 31, 2009 for information on our convertible preferred stock.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 10. Commitments and Contingencies
We have pledged approximately $3.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2010, outstanding letters of credit totaled $0.9 million. These expire on various dates through January 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy Inc. and its subsidiaries. All tabular dollar amounts are in thousands. The MD&A is organized as follows:
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
Results of operations. This section provides an analysis of our results of operations for the three months ended January 31, 2010 and 2009. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.
Liquidity and capital resources. This section provides an analysis of our cash position and cash flows.
Critical accounting policies and estimates. This section discusses those accounting policies and estimates that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.
Recent accounting guidance. This section summarizes recently issued accounting guidance and its potential impact on our financial statements and disclosures.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
In addition to historical information, this MD&A contains forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing, changes in the regulatory environment, customer strategies, potential volatility of energy prices, rapid technological change, competition, and the ability to achieve our sales plans and cost reduction targets, as well as other risks set forth under Part II. Item 1A — Risk Factors in this report.
OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are a world leader in the development and production of stationary fuel cells for commercial, industrial, government, and utility customers. Our ultra-clean and high efficiency power plants are generating power at over 50 locations worldwide. Our products have generated over 450 million kilowatt hours (kWh) of power using a variety of fuels including renewable wastewater gas, food and beverage waste, natural gas and other hydrocarbon fuels.
Our power plants offer higher-efficiency stationary power generation for customers. In addition to our commercial products, we continue to develop our carbonate fuel cells, planar solid oxide fuel cell technology and other fuel cell technology with our own and government research and development funds.

Our proprietary carbonate power plants electrochemically (without combustion) produce electricity directly from readily available hydrocarbon fuels such as natural gas and biogas. Customers buy fuel cells to reduce cost and pollution, and improve power reliability. Electric generation without combustion significantly reduces harmful pollutants such as NOX and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide (“CO2”), a major greenhouse gas, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced. Greater efficiency reduces customers’ exposure to volatile fuel costs and minimizes operating costs. Our fuel cells operate 24/7 providing reliable power to both on-site customers and for grid-support applications.
Compared to other power generation technologies, our products offer significant advantages including:
•	Near-zero toxic emissions;

•	High fuel efficiency;

•	Ability to site units locally as distributed power generation;

•	Potentially lower cost power generation;

•	Byproduct heat ideal for cogeneration applications;

•	Reliable, 24/7 base load power;

•	Quiet operation; and

•	Fuel flexibility.
Typical customers for our products include manufacturers, mission critical institutions such as correction facilities and government installations, hotels, natural gas letdown stations and customers who can use renewable gas for fuel such as breweries, food processors and wastewater treatment facilities. Our megawatt-class products are also used to supplement the grid for utility customers. With increasing demand for renewable and ultra-clean power options and increased volatility in electric markets, our customers gain control of power generation economics, reliability, and emissions.
Recent Developments
Connecticut Renewable Portfolio Standards Program
Connecticut’s Renewable Portfolio Standard program requires utilities to purchase 20 percent of their electricity, or about 1,000 megawatts (MW), from clean power sources by 2020. Connecticut’s Department of Utility Control selected 43.5 MW of projects incorporating our power plants for power purchase agreements under the program. All of the projects use our 2.8 MW DFC3000 power plants either alone or in combination with turbines. We have submitted applications to finance the projects under the U.S. Department of Energy’s $6 billion loan guarantee program and 27.3 MW have passed the initial eligibility requirements. We are also in discussions with commercial financing sources to fund these projects.
Contracts Awarded for Hydrogen Fueling Station
In February 2010, we were awarded contracts totaling $2.1 million to demonstrate a renewable hydrogen refueling station in California. The three-year project is the result of collaboration with Air Products and Chemicals to combine our power plants with Air Products’ gas separation technology to yield pure hydrogen for transportation, utility and other uses. The product, the DFC-H2, will operate on biogas from the Orange County Sanitation District and generate hydrogen for vehicle refueling in addition to ultra-clean electricity and usable heat.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended January 31, 2010 and January 31, 2009
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended January 31, 2010 and 2009 were as follows:

	Three Months Ended
	January 31,		Change
	2010	2009	$	%
Revenues:
Product sales and revenues	$12,808	$19,031	$(6,223)	(33)
Research and development contracts	1,808	2,692	(884)	(33)

Total	$14,616	$21,723	$(7,107)	(33)

Cost of revenues:
Product sales and revenues	$18,013	$28,937	$(10,924)	(38)
Research and development contracts	2,096	2,238	(142)	(6)

Total	$20,109	$31,175	$(11,066)	(35)

Total revenues for the three months ended January 31, 2010 decreased $7.1 million, or 33 percent to $14.6 million from $21.7 million during the same period last year. Total cost of revenues for the three months ended January 31, 2010 decreased $11.1 million, or 35 percent to $20.1 million from $31.2 million during the same period last year.
We contract with a small number of customers for the sale of products and for research and development contracts. Our top two customers, POSCO Power (“POSCO”), our distribution partner in South Korea, and the U.S. government, accounted for a combined 75 percent of consolidated revenues for each of the three months ended January 31, 2010 and 2009, respectively, with POSCO accounting for 63 percent and the U.S. government accounting for 12 percent of consolidated revenues in each period.
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a limited number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or reduction in sales to, one or more of our larger customers, could have a material adverse affect on our business, financial condition and results of operations.

Product sales and revenues
Product sales and revenues, cost of product sales and revenues and the cost-to-revenue ratio for the quarters ended January 31, 2010 and 2009 were as follows:

	Three Months Ended
	January 31,		Change
	2010	2009	$	%

Product sales and revenues (1)	$12,808	$19,031	$(6,223)	(33)
Cost of product sales and revenues (2)	18,013	28,937	(10,924)	(38)

Gross margin	$(5,205)	$(9,906)	$4,701	47

Cost-to-revenue ratio (3)	1.41	1.52	N/M	(7)

(1)	Product sales and revenues consist primarily of revenue from power plant products, long-term service agreements and power purchase agreements.

(2)
Cost of product sales and revenues includes costs to manufacture and ship power plants and power plant components, site engineering and construction costs where we are responsible for power plant system installation, scrap, non-recurring engineering costs, warranty expense, liquidated damages, costs of monitoring and maintenance services under long-term service agreements (including stack replacement costs), operating costs for power purchase agreements, inventory reserves and over capacity costs.

(3)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.
Product sales and revenues declined $6.2 million, or 33 percent in the first quarter 2010 to $12.8 million compared to $19.0 million for the prior year period. Product sales mix was primarily stack modules to POSCO compared to complete power plants in the prior year quarter resulting in lower overall product revenue. Partially offsetting this decline was higher revenue from long-term service agreements (“LTSAs”) due to sales of service agreements on power plant installations in South Korea.
Cost of product sales and revenues decreased $10.9 million, or 38 percent in the first quarter 2010 to $18.0 million compared to $28.9 million for the prior year. This decrease is also due to the shift in production from complete power plants to fuel cell stack modules for POSCO, as well as production of lower cost multi-megawatt products.
Since 2003, we have made significant progress in reducing the total life cycle costs of our power plants through value engineering our products, manufacturing process improvements, technology improvements, and global sourcing. As a measure of cost reduction progress prior to achieving positive margins, we calculate a cost-to-revenue ratio. The cost-to-revenue ratio for the first quarter 2010 improved 7 percent to 1.41-to-1 compared to 1.52-to-1 for the first quarter 2009.
Service agreement costs, net of revenue, was $2.8 million and $2.7 million for the quarters ended January 31, 2010 and 2009, respectively. Costs in excess of revenues are largely driven by replacement of our earlier stack designs that had a stack life of less than five years, which is the standard term of our LTSAs. Should the power plant fail to meet minimum operating levels, we may be required to replace the fuel cell stack with a new or used stack. Our contractual liability under LTSAs is limited to the amount of service fees payable under the contract, which can often times be less than the cost of a new stack replacement. However, in order to continue to meet customer expectations on early product designs, we sometimes incur costs in excess of our contractual liabilities. Excluding this impact, the cost-to-revenue ratio would have been 1.22-to-1 for the first quarter 2010 compared to 1.41-to-1 for the first quarter 2009.

Power plants with our five-year stack design (introduced in 2009) are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the LTSA. Stack replacements for these agreements are expected to only be required upon renewal of the LTSA. We expect the replacement of older stacks produced prior to 2009 to continue over the next several years, and as a result, we expect to continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.
Research and development contracts
Research and development contracts revenue and related costs for the quarter ended January 31, 2010 and 2009 were as follows:

	Three Months Ended
	January 31,
	2010	2009	Change
Research and development contracts	$1,808	$2,692	$(884)
Cost of research and development contracts	2,096	2,238	(142)

Gross margin	$(288)	$454	$(742)

Research and development contract revenue decreased $0.9 million to $1.8 million for the three months ended January 31, 2010 compared to $2.7 million for the same period in 2009. Cost of research and development contracts decreased $0.1 million to $2.1 million for the three months ended January 31, 2010 compared to $2.2 million during the first quarter of 2009. The decline in revenue was due to completion of the Vision 21 and Ship Service fuel cell contracts with the U.S. Department of Energy (“DOE”) and U.S. Navy, respectively. We expect revenues and margin to increase in the second quarter based on the current backlog and planned development activities.
Research and development contract backlog as of January 31, 2010 was $11.9 million, of which Congress has authorized funding of $4.9 million compared to $14.2 million and $3.3 million funded as of October 31, 2009. Should government funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.
Administrative and selling expenses
Administrative and selling expenses for the three months ended January 31, 2010 and 2009 totaled $4.2 million. This line item is flat year over year as decreases in salaries, benefits and share-based compensation as a result of the cash management plan implemented in February 2009 were offset by higher costs of bid and proposal activities.
Research and development expenses
Research and development expenses were $4.6 million for the three months ended January 31, 2010, a decrease of $1.1 million compared to last year’s period as a result of the cash management plan implemented in February 2009 and an increased support of non-research and development activities.
Loss from operations
Loss from operations decreased to $14.3 million for the three months ended January 31, 2010 compared to $19.4 million for same period last year.
Loss from equity investment
Our share of equity losses in Versa decreased to $0.1 million for the three months ended January 31, 2010 compared to $0.3 million for the three months ended January 31, 2009 due to lower research and development activity at Versa.

Interest and other income, net
Interest and other income, net, decreased to $0.3 million for the three months ended January 31, 2010 compared to $0.4 million for the same period in 2009. The decrease is due to lower interest income on lower average invested balances and interest rates partially offset by increased license fee income on the POSCO agreements.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FuelCell Energy, Ltd., were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares is increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.6 million and $0.5 million for the three months ended January 31, 2010 and 2009, respectively.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses. Additionally, no tax benefit has been recognized for these net operating losses or other deferred tax assets since management cannot reasonably estimate when production volumes will be sufficient to generate taxable income.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the quarter ended January 31, 2010 was $0.1 million. In the first quarter 2010, we adopted new guidance on the accounting for noncontrolling interest (formerly “minority interest”). See Note 1 to the Consolidated Financial Statements for further details.
Preferred Stock dividends
Dividends paid on the Series B Preferred Stock were $0.8 million in each of the quarters ended January 31, 2010 and 2009.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest plus the preferred stock dividends on the Series B Preferred Stock. For the quarters ended January 31, 2010 and 2009, net loss to common shareholders was $15.4 million and $20.7 million, respectively and loss per common share was $(0.18) and $(0.30), respectively.
LIQUIDITY AND CAPITAL RESOURCES
We have historically sold our fuel cell products below cost while the market develops, manufacturing output expands and product costs are reduced. We have been engaged in a formal commercial cost-out program since 2003 to reduce the total life cycle costs of our power plants and have made significant progress primarily through value engineering our products, manufacturing process improvements, higher production levels, technology improvements and global sourcing. During fiscal 2009, we began production of our newest megawatt-class power plants. These power plants incorporate new fuel cell stacks with outputs of 350 kilowatts (kW) compared to 300 kW previously, along with lower component and raw material costs. As a result, units produced with 350 kW stacks are expected to result in gross margin improvement.
As a result of excess capacity, new product introductions and service costs, product sales gross margin is negative. Our overall manufacturing process (module manufacturing, final assembly, testing and conditioning) has a production capacity of 70 MW per year for our current product design. Our manufacturing run-rate was an annualized 30 MW in fiscal 2009 and the first quarter of 2010. In February 2010, we reduced our run-rate to an annualized 25 MW to match production of current backlog with customer requirements. Our current product backlog is approximately 38 MW.
We believe we can reach net income breakeven at a sustanined annual order and production volume of approximately 75 MW to 125 MW. The low end for this range would require sustained annual production primarily of our DFC3000 power plants. The higher end of this range assumes a broader mix of our products including modules, components and our DFC1500 and DFC300 power plants. Actual results will depend on product mix, volume, future service costs, and market pricing.

We anticipate that our existing capital resources, together with anticipated revenues and cash flows, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months. Our future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. We may also raise capital through debt or equity offerings; however, there can be no assurance that we will be able to obtain additional capital in the future. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.
Cash, cash equivalents, and investments in U.S. treasuries totaled $57.6 million as of January 31, 2010 compared to $64.8 million as of October 31, 2009. Net cash and investments used during the quarter ended January 31, 2010 was $7.2 million compared to $36.1 million during the quarter ended January 31, 2009 and $23.2 million in the fourth quarter of 2009. Cash use improved over prior quarters on increased customer milestone payments as commissioning for power plants in South Korea was completed. For the remainder of fiscal 2010, we are targeting a cash use of $10 to $12 million per quarter. Actual cash use is impacted by numerous factors including the timing of new orders and customer milestone payments, changes in working capital, capital spending and the factory production rate.
Cash Flows
Cash and cash equivalents as of January 31, 2010 was $45.5 million compared to $57.8 million as of October 31, 2009. The key components of our cash inflows and outflows were as follows:
Operating Activities — Cash used for operating activities was $5.6 million during the first quarter of 2010 compared to $34.0 million used during the first quarter of 2009. The improvement over the prior year period was driven primarily by lower net loss of $5.2 million and reduced net working capital usage of $24.6 million. Driving the reduction in working capital usage was higher collections of accounts receivable of $13.2 million and increased deferred revenue of $13.0 million due to receipt of milestone payments on POSCO’s 2009 order for which we have not yet begun recognizing revenue. These working capital improvements were partially offset by higher inventory purchases of $4.4 million.
Investing Activities — Cash used in investing activities was $5.7 million during the first quarter of 2010 compared to net cash provided by investing activities of $12.2 million during the first quarter of 2009. The decrease of $17.9 million was mainly due to the net purchase of U.S treasuries during the first quarter 2010 of $5.1 million compared to cash provided of $14.0 million from the maturities of U.S. treasuries during the first quarter 2009.
Financing Activities — Cash used in financing activities was $0.9 million during the first quarter of 2010 compared to net cash provided by financing activities of $29 thousand in the prior year period. The reduction in cash in the first quarter 2010 compared to the first quarter 2009 was due to the receipt of cash in 2009 from the sale of common stock ($0.4 million) and the issuance of debt ($0.4 million).
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales and research and development contracts, license fee income and sales of equity and debt securities. In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and implementing our cost reduction efforts as well as continuing involvement in research and development contracts. The status of these activities is described below.

Increasing annual order volume
We need to increase annual order volume to achieve profitability. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, creating opportunities for incorporating manufacturing process improvements, and spreading fixed costs over more units. Our overall manufacturing process has a production capacity of 70 MW per year. Updates on our key markets are as follows:
South Korea: South Korea is our fastest growing market. Approximately 24 MW of our power plants are currently generating electricity for South Korea’s power grid. POSCO has ordered approximately 69 MW of our products to date. South Korea is in the process of creating a Renewable Portfolio Standard (“RPS”) that will encourage the installation of fuel cells operating on natural gas. South Korea’s Knowledge Economy Committee passed the RPS in February and the National Assembly is expected to enact the measure in April. The RPS will increase each year to approximately 4 percent clean energy by 2015 and 10 percent by 2022. Highly efficient and reliable fuel cells will help South Korea achieve these targets.
To meet this demand, POSCO built a balance-of-plant manufacturing facility and is constructing a new facility to manufacture stack modules in a strategy to localize fuel cell manufacturing. We will supply cell components to POSCO that it will assemble into modules and manufacture entire power plants after completion of its construction.
California: California is a strong market for our products because of its commitment to the reduction of pollution and greenhouse gases using distributed, clean energy generation. California supports the installation of fuel cell power plants through several programs, including the Self-Generation Incentive Program (“SGIP”). This program provides approximately $83 million for clean power technologies annually. Fuel cell projects up to 3 MW are eligible for up to $4,500 per kW when operating on biogas and $2,500 per kW when operating on natural gas.
During the first quarter, the City of Tulare, California ordered its fourth DFC300, enabling its wastewater treatment facility to generate 40 percent of its own electricity. With near-zero emissions of NOX, SOX and particulate matter, emissions are further reduced because the power plant uses the wastewater facility’s own methane byproduct as fuel, eliminating the need for flaring.
Connecticut: In February, Connecticut’s Senator Dodd announced initiatives to support the expansion of the stationary fuel cell market. The Senator said he would introduce legislation to increase the federal Investment Tax Credit from 30 percent to 40 percent up to $3,500 per kW for fuel cells in combined heat and power applications. Senator Dodd also proposed that the 2005 Energy Policy Act be funded with $100 million to enable federal agencies to purchase fuel cells. The U.S. government is the largest electricity consumer in the world and could increase power reliability and energy independence and significantly reduce its carbon footprint if it used reliable, highly efficient and ultra-clean fuel cell power generators.
Canada: The Ontario government ruled that gas distribution companies may own and operate power plants that generate both electricity and heat, including fuel cells operating on natural gas, up to 10 MW per facility. Ontario is currently implementing mechanisms to affect this ruling.
FuelCell Energy and Enbridge, Canada’s largest gas-distribution company, developed the DFC-ERG to address the worldwide natural gas pipeline market. By combining the clean generation of our power plants with an unfired turbine, the DFC-ERG can achieve electrical efficiencies of approximately 60 percent — twice that of grid electricity and much more than other distributed generation technologies. High electrical efficiency means less fuel is used, resulting in significantly lower CO2 emissions. The potential market for the DFC-ERG is estimated to be 250 to 350 MW in just the Northeast, Ontario, and Northern California.

Cost reduction efforts
Product cost reductions are essential for us to more fully penetrate the market for our fuel cell products and attain profitability. Cost reductions will also reduce or eliminate the need for incentive funding programs which currently allow us to price our products to compete with grid-delivered power and other distributed generation technologies. Product cost reductions come from several areas including:
•	engineering improvements;

•	technology advances;

•	supply chain management;

•	production volume; and

•	manufacturing process improvements.
We continually strive to reduce product costs and increase power output of our products. As previously mentioned, we began production of our newest megawatt-class power plants during fiscal 2009, which incorporate higher output stacks and lower component and raw material costs. Also in 2009, we introduced a five-year fuel cell stack which is expected to reduce our long-term service costs.
Continued involvement in research and development contracts
Our research and development contracts are generally multi-year, cost reimbursement contracts. The majority of these are U.S. government contracts that are dependent upon the continued allocation of funds and may be terminated in whole or in part at the convenience of the government. We will continue to seek research and development contracts, and to obtain these contracts, we must continue to prove the benefits of our technologies and be successful in our competitive bidding. Our most significant programs are:
Advanced Hydrogen Programs: In February 2010, we were awarded contracts totaling $2.1 million to demonstrate a renewable hydrogen refueling station in California. The three-year project is the result of collaboration with Air Products and Chemicals to combine our power plants with Air Products’ gas separation technology to yield pure hydrogen for transportation, utility and other uses. The product, the DFC-H2, will operate on biogas from the Orange County Sanitation District and generate hydrogen for vehicle refueling in addition to ultra-clean electricity and usable heat.
Solid Oxide Fuel Cell Development: We have a 39 percent ownership interest in Versa Power Systems Inc., a world leader in solid oxide fuel cell (“SOFC”) stack technology. These solid oxide fuel cells have the potential for reliable, efficient, ultra-clean power generation complementary to our commercially proven products in a range of sizes. This program is currently in Phase II of the DOE’s Solid State Energy Conversion Alliance (SECA) Large Scale Coal-Based Program and is on track to meet cost and performance objectives for a minimum 25 kW stack in this phase. This current phase, awarded in fiscal 2009, is a $30.2 million program that began in January 2009 and extends through September 2010. The full scale advanced fuel cell system to be demonstrated in Phase III is expected to incorporate multiple SOFC modules with output of approximately 300 kW to efficiently convert the energy contained in coal to ultra-clean grid electrical power.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of January 31, 2010 and the related payments by fiscal year are as follows:

	Payments Due by Period
		Less			More
		than	1–3	3–5	than
	Total	1 Year	Years	Years	5 Years
Capital and operating lease commitments (1)	$4,310	$981	$1,521	$1,397	$411
Term loans (principal and interest)	5,932	1,030	730	730	3,442
Purchase commitments(2)	24,537	22,059	2,274	204	—
Series 1 Preferred dividends payable (3)	23,558	11,863	2,339	2,339	7,017
Series B Preferred dividends payable (4)

Totals	$58,337	$35,933	$6,864	$4,670	$10,870

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(3)
Annual dividends of Cdn.$1.25 million ($1.17 million) accrue on the Series 1 Preferred Stock. We have agreed to pay a minimum of Cdn.$500,000 ($467,800) in cash or common stock annually through December 31, 2010. Interest accrues on unpaid dividends at an annual rate of 9 percent. Cumulative unpaid dividends and accrued interest on January 31, 2010 was $9.9 million. All cumulative unpaid dividends and accrued interest must be paid by December 31, 2010 at which time the required annual dividend payment increases to Cdn.$1.25 million. We have the option of paying these amounts in stock or cash. All U.S. dollar amounts in this footnote (3) and the payment amounts in the table above are based on the January 31, 2010 exchange rate of Cdn.$0.936 to U.S.$1.00.

(4)
We are currently paying $3.2 million in annual dividends on our Series B Preferred Stock. We may, at our option, convert these shares into that number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75) for 20 trading days during any consecutive 30 trading day period. The $3.2 million annual dividend payment has not been included as we cannot reasonably determine when and if we will be able to convert the Series B Preferred Stock into shares of our common stock.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At January 31, 2010, principal of $3.9 million was outstanding on this loan. The stated interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Interest only payments were due on outstanding balances through November 2009 and, commencing in December 2009, interest and principal payments are required through May 2018.
Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of January 31, 2010, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.7 million as of January 31, 2010.
We have pledged approximately $3.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2010, outstanding letters of credit totaled $0.9 million. These expire on various dates through January 2011.
We have identified uncertain tax positions aggregating $15.7 million and reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.

In addition to the commitments listed in the table above, we have the following outstanding obligations:
Power purchase agreements
In California, we have 3 MW of power plant installations under power purchase agreements ranging in duration from five to ten years. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel to run the power plants.
We qualified for incentive funding for these projects under California’s SGIP and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of January 31, 2010, we had deferred incentive funding revenue totaling $2.1 million.
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after installation of the product. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from one to 13 years. Our standard LTSA term is five years. Pricing for service contracts is based upon estimates of future costs, which given our products’ early stage of development, could be materially different from actual expenses. Also see Critical Accounting Policies and Estimates for additional details.
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2010, research and development sales backlog totaled $11.9 million, of which $4.9 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss reserves, excess, slow-moving and obsolete inventories, product warranty costs, reserves on long-term service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 for detailed information regarding our accounting policies and estimates that we consider critical in preparing our consolidated financial statements. The critical accounting policies below represent those polices that management has updated during the quarter.

Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants, modules and component parts to customers (i.e. product sales), (ii) providing services under long-term service agreements, (iii) the sale of electricity under power purchase agreements (“PPA”), (iv) incentive revenue from the sale of electricity under PPAs, (v) site engineering and construction services and (vi) customer-sponsored research and development projects. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.
Revenue from sales of our power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. Historically, we have not provided for a contract loss reserve on product sales contracts as products were in their early stages of development and market acceptance, and the total costs to produce, install and commission these units could not be reasonably estimated. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. Accordingly, effective November 1, 2009, a contract loss reserve on product sales contracts is recognized at the time we become aware that estimated total costs are expected to exceed the contract sales price. We have reviewed open contracts and recorded an estimated loss of $0.2 million as of and for the three months ended January 31, 2010. Actual results could vary from initial estimates and reserve estimates will be updated as we gain further manufacturing and operating experience. For component and spare parts sales, revenue is recognized upon shipment under the terms of the customer contract.
Revenue earned by performing routine monitoring and maintenance under LTSAs is recognized ratably over the term of the contract. For service contracts that include a minimum operating output over the course of the contract, a portion of the contract revenue is deferred until such time as it is earned through power plant performance.
Revenue from the sale of electricity is recognized as electricity is provided to the customer. Incentive revenue is recognized ratably over the term of the PPA. Site engineering and construction services revenue is recognized as costs are incurred.
Revenue from research and development contracts is recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. Revenue from government funded research and development programs are generally multi-year, cost-reimbursement and/or cost-shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement, and on certain contracts we are reimbursed only a portion of the costs incurred. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds.
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to 15 months after shipment or 12 months after installation of our products. We reserve for estimated future warranty costs based on historical experience. Given our limited operating experience, particularly for newer product designs, actual results could vary from initial estimates. Estimates used to record warranty reserves will be updated as we gain further operating experience.

In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may replace the power plant’s fuel cell stack with a new or used unit. Our contractual liability under LTSAs is limited to the amount of service fees payable under the contract, which can often times be less than the cost of a new stack replacement. However, in order to continue to meet customer expectations on early product designs, we have incurred costs in excess of our contractual liabilities.
LTSAs for power plants that have our five-year stack design (introduced in 2009) are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the contract, although we have limited operating experience with these products. Stack replacements for these agreements are expected to only be required upon renewal of the service agreement. We expect the replacement of older stacks produced prior to 2009 will continue over the next several years, and as a result, we expect to continue to incur losses in order to maintain power plants. Reserve estimates for future costs associated with maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.
As our fuel cell products are in their early stages of commercialization and market acceptance, we cannot reliably estimate the total costs to complete an individual service contract and therefore have not provided for a contract loss reserve. We provide for a reserve of LTSA costs if agreements are sold below our standard pricing. As of January 31, 2010, this reserve totaled $5.7 million compared to $6.0 million as of October 31, 2009. Pricing for LTSAs is based upon estimates of future costs, which given our products’ early stage of commercialization could be materially different from actual expenses. As noted under the revenue recognition policy, revenue allocable to meeting the performance requirements of the LTSA (which may include a new or used stack replacement) is deferred until it is earned. Deferred LTSA revenue as of January 31, 2010 totaled $2.7 million compared to $2.5 million as of October 31, 2009. Actual costs incurred on our service agreements have and could continue to exceed pricing reserves and deferred revenue and materially impact gross margin. As products continue to achieve commercial market acceptance and we gain further operating experience, a reliable history of service costs and product life should enable management to reasonably estimate future costs to complete an individual service contract and adjust reserves for such costs, if necessary.
Inventories and Advance Payments to Vendors
Inventories consist principally of raw materials and work-in-process and are stated at the lower of cost or market. In certain circumstances, we will make advance payments to vendors for future inventory deliveries. These advance payments (net of related reserves) are recorded as other current assets on the consolidated balance sheets.
As we have historically sold products at or below cost, we have provided for a lower of cost or market (“LCM”) reserve to the cost basis of inventory. This reserve is computed by comparing the current sales prices of our fuel cell products to their estimated costs. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. During the second half of 2009, we began production of our newest megawatt-class power plants and modules. The manufactured cost per kilowatt of these products is lower than previous models due to a 17 percent power increase and lower component and raw materials cost. We expect the lower manufactured cost of these products to result in gross margin improvement on a unit by unit basis and a reserve may not be required.
As of January 31, 2010 and October 31, 2009, the LCM reserve to the cost basis of inventory and advance payments to vendors was $7.9 million and $9.5 million, respectively, which equates to a reduction of 19 percent and 25 percent, respectively, of the gross inventory and advance payments to vendors value. As of January 31, 2010 the LCM reserve is primarily applied against inventory that is expected to be used to satisfy terms of long-term service agreements.

ACCOUNTING GUIDANCE UPDATE
Recently Adopted Accounting Guidance
In April 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, a company needs to consider its own historical experience adjusted for company-specific factors. In the absence of that experience, the company shall consider the assumptions that market participants would use about renewal or extension options. The new guidance was effective for the first quarter of fiscal 2010. We currently do not have any intangible assets recorded in our consolidated balance sheets; therefore, the impact of this guidance on our consolidated financial statements will be determined when and if we acquire definite-lived intangible assets.
In December 2007, the FASB issued new guidance that requires noncontrolling interests (formerly “minority interests”) in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts in the consolidated statements of operations. The calculation of earnings per share would continue to be based on income amounts attributable to the parent. This guidance became effective for the quarter ended January 31, 2010 and changed the accounting for and reporting of noncontrolling interests in our subsidiaries.
In December 2007, the FASB issued revised accounting guidance for business combinations that requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The guidance also requires that certain other assets and liabilities related to the acquisition, such as contingencies and research and development, be recorded at fair value. The new guidance was effective for the first quarter of fiscal 2010. The potential impact of this revised guidance on our consolidated financial statements will be based upon future business combinations, if any.
Recent Accounting Guidance Not Yet Effective
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Levels 1 and Levels 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this guidance will have a material impact on our financial statements or disclosures.
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are evaluating the impact of adopting this guidance.

In June 2009, the FASB issued accounting guidance which requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. The guidance will be effective for the first quarter of fiscal 2011. We do not expect the adoption of this guidance will have a material impact on our financial statements or disclosures.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At January 31, 2010, U.S. treasury investments had a carrying value of $12.1 million, which approximated fair value. These investments have maturity dates ranging from April 2010 to September 2011 and a weighted average yield to maturity of 1.2%. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk from changing interest rates. Based on our overall interest rate exposure at January 31, 2010, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
As of January 31, 2010, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2010 was $0.5 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants
We hold warrants for the right to purchase an additional 3,108 shares of Versa’s common stock. The fair value of the warrants at January 31, 2010 was $0.2 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
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
Item 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
Item 6. EXHIBITS

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2010.

FUELCELL ENERGY, INC.
(Registrant)

March 12, 2010	/s/ Joseph G. Mahler
Date	Joseph G. Mahler
Senior Vice President, Chief Financial
Officer, Treasurer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002