Form 10-Q
period 2010-04-30
FUELCELL ENERGY INC
filed 2010-06-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14204
FUELCELL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0853042

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Great Pasture Road
Danbury, Connecticut	06813

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at June 7, 2010: 85,307,401

FUELCELL ENERGY, INC.
FORM 10-Q

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,112	$57,823
Investments — U.S. treasury securities	3,012	7,004
Accounts receivable, net	18,110	22,920
Inventories, net	30,284	25,433
Other current assets	4,620	6,499

Total current assets	80,138	119,679

Property, plant and equipment, net	30,314	32,394
Investments — U.S. treasury securities	16,630	—
Investment in and loans to affiliate	10,260	10,064
Other assets, net	600	551

Total assets	$137,942	$162,688

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$984	$997
Accounts payable	6,271	8,484
Accounts payable due to affiliate	305	1,584
Accrued liabilities	15,027	13,808
Deferred revenue, royalty income and customer deposits	25,331	17,013

Total current liabilities	47,918	41,886

Long-term deferred revenue and royalty income	8,943	10,124
Long-term debt and other liabilities	4,245	4,410

Total liabilities	61,106	56,420

Redeemable preferred stock of subsidiary	15,823	14,976

Redeemable preferred stock (liquidation preference of $64,020 at April 30, 2010 and $64,120 at October 31, 2009)	59,857	59,950

Total Equity:
Shareholders’ equity
Common stock ($.0001 par value); 150,000,000 shares authorized; 85,265,076 and 84,387,741 shares issued and outstanding at April 30, 2010 and October 31, 2009, respectively	8	8
Additional paid-in capital	631,793	631,296
Accumulated deficit	(630,474)	(599,960)
Accumulated other comprehensive income (loss)	11	(2)
Treasury stock, Common, at cost (5,679 shares at April 30, 2010 and October 31, 2009)	(53)	(53)
Deferred compensation	53	53

Total shareholders’ equity	1,338	31,342
Noncontrolling interest in subsidiaries	(182)	—

Total equity	1,156	31,342

Total liabilities and equity	$137,942	$162,688

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	April 30,
	2010	2009
Revenues:
Product sales and revenues	$13,007	$19,308
Research and development contracts	3,580	3,556

Total revenues	16,587	22,864

Costs and expenses:
Cost of product sales and revenues	19,120	28,614
Cost of research and development contracts	3,267	2,837
Administrative and selling expenses	4,547	4,755
Research and development expenses	5,089	5,053

Total costs and expenses	32,023	41,259

Loss from operations	(15,436)	(18,395)

Interest expense	(45)	(66)
Loss from equity investment	(245)	(216)
Interest and other income, net	364	130

Loss before redeemable preferred stock of subsidiary	(15,362)	(18,547)

Accretion of redeemable preferred stock of subsidiary	(603)	(533)

Loss before provision for income taxes	(15,965)	(19,080)

Provision for income taxes	(13)	—

Net loss	(15,978)	(19,080)

Net loss attributable to noncontrolling interest	96	—

Net loss attributable to FuelCell Energy, Inc.	(15,882)	(19,080)

Preferred stock dividends	(800)	(802)

Net loss to common shareholders	$(16,682)	$(19,882)

Net loss per share to common shareholders
Basic	$(0.20)	$(0.29)
Diluted	$(0.20)	$(0.29)

Weighted average shares outstanding
Basic	84,515,979	69,521,575
Diluted	84,515,979	69,521,575
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Six Months Ended
	April 30,
	2010	2009
Revenues:
Product sales and revenues	$25,815	$38,339
Research and development contracts	5,388	6,248

Total revenues	31,203	44,587

Costs and expenses:
Cost of product sales and revenues	37,133	57,551
Cost of research and development contracts	5,363	5,075
Administrative and selling expenses	8,703	9,001
Research and development expenses	9,709	10,790

Total costs and expenses	60,908	82,417

Loss from operations	(29,705)	(37,830)

Interest expense	(108)	(126)
Loss from equity investment	(393)	(562)
Interest and other income, net	683	545

Loss before redeemable preferred stock of subsidiary	(29,523)	(37,973)

Accretion of redeemable preferred stock of subsidiary	(1,160)	(1,026)

Loss before provision for income taxes	(30,683)	(38,999)

Provision for income taxes	(13)	—

Net loss	(30,696)	(38,999)

Net loss attributable to noncontrolling interest	182	—

Net loss attributable to FuelCell Energy, Inc.	(30,514)	(38,999)

Preferred stock dividends	(1,602)	(1,604)

Net loss to common shareholders	$(32,116)	$(40,603)

Net loss per share to common shareholders
Basic	$(0.38)	$(0.59)
Diluted	$(0.38)	$(0.59)

Weighted average shares outstanding
Basic	84,459,926	69,178,940
Diluted	84,459,926	69,178,940
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(30,696)	$(38,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,377	2,553
Loss from equity investment	393	562
Accretion of redeemable preferred stock of subsidiary	1,160	1,026
Interest receivable on loan to affiliate	(34)	(73)
Loss on derivatives	30	14
Depreciation	3,772	4,369
Amortization of bond premium	32	538
Provision (recovery) for doubtful accounts	40	(6)
(Increase) decrease in operating assets:
Accounts receivable	4,770	1,743
Inventories	(4,851)	1,690
Other assets	1,197	375
Increase (decrease) in operating liabilities:
Accounts payable	(3,492)	(7,880)
Accrued liabilities	2,135	216
Deferred revenue, royalty income and customer deposits	7,137	(7,412)

Net cash used in operating activities	(16,496)	(41,284)

Cash flows from investing activities:
Capital expenditures	(1,685)	(1,944)
Convertible loan to affiliate	(600)	(600)
Treasury notes matured	7,000	23,000
Treasury notes purchased	(19,670)	—

Net cash (used in) provided by investing activities	(14,955)	20,456

Cash flows from financing activities:
Repayment of debt	(205)	(120)
Proceeds from debt	—	436
Payment of preferred dividends	(1,917)	(1,864)
Net proceeds from sale of common stock	—	1,230
Common stock issued for stock plans and related expenses	(151)	178

Net cash used in financing activities	(2,273)	(140)

Effects on cash from changes in foreign currency rates	13	(4)

Net decrease in cash and cash equivalents	(33,711)	(20,972)
Cash and cash equivalents-beginning of period	57,823	38,043

Cash and cash equivalents-end of period	$24,112	$17,071

Supplemental cash flow disclosures:
Cash interest paid	$108	$126

Noncash operating activity:
Stock issued in settlement of prior year bonus obligation	$673	$926
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 1. Nature of Business and Summary of Significant Accounting Policies
FuelCell Energy, Inc. and subsidiaries (the “Company”, “FuelCell”, “we”, “us”, or “our”) is a Delaware corporation engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell power plants produce reliable, secure and environmentally friendly 24/7 base load electricity for commercial, industrial, government and utility customers. We have been commercializing our stationary fuel cells and are beginning the development of planar solid oxide fuel cell and other fuel cell technologies. We expect to incur losses as we continue to participate in government cost share programs, sell certain products at prices lower than current production costs, and invest in cost reduction initiatives.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of April 30, 2010 have been included. All intercompany accounts and transactions have been eliminated.
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
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants, modules and component parts to customers (i.e. product sales), (ii) providing services under long-term service agreements (“LTSA”), (iii) the sale of electricity under power purchase agreements (“PPA”), (iv) incentive revenue from the sale of electricity under PPA’s, (v) site engineering and construction services and (vi) customer-sponsored research and development projects. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Revenue from sales of our DFC power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. Historically, we have not provided for a contract loss reserve on product sales contracts as products were in their early stages of development and market acceptance, and the total costs to produce, install and commission these units could not be reasonably estimated. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. Accordingly, effective November 1, 2009, a contract loss reserve on product sales contracts is recognized at the time we become aware that estimated total costs are expected to exceed the contract sales price. We have reviewed open contracts and recorded an estimated loss of $0.2 million for the six months ended April 30, 2010. Actual results could vary from initial estimates and reserve estimates will be updated as we gain further manufacturing and operating experience. For component and spare parts sales, revenue is recognized upon shipment under the terms of the customer contract.
Revenue earned by performing routine monitoring and maintenance under LTSA’s is recognized ratably over the term of the contract. For service contracts which include a minimum operating output over the course of the contract, a portion of the contract revenue is deferred until such time as it is earned through power plant performance.
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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products. We reserve for estimated future warranty costs based on historical experience. Given our limited operating experience, particularly for newer product designs, actual results could vary from initial estimates. Estimates used to record warranty reserves are updated as we gain further operating experience.
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 13 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may replace the customer’s fuel cell stack with a new or used unit. Our contractual liability under LTSA’s is limited to the amount of service fees payable under the contract. This can often times be less than the cost of a new stack replacement. In order to continue to meet customer expectations on early product designs, we have incurred costs in excess of our contractual liabilities.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
LTSA’s for power plants that have our five-year stack design are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the contract, although we have limited operating experience with these products. Stack replacements for new agreements which include the five-year stack design are expected to only be required upon renewal of the service agreement. We expect the replacement of older stacks produced prior to the five-year stack design will continue over the next several years, and as a result, we may incur losses in order to maintain power plants. Reserve estimates for future costs associated with maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.
As our fuel cell products have been in their early stages of commercialization and market acceptance, we historically have provided for a pricing reserve if the agreement was sold below our standard pricing. As a result of our experience with these contracts and production rates of stacks and related costing, effective February 1, 2010, the method of estimating contract losses has been revised resulting in a $0.5 million benefit to the consolidated statement of operations for the three months ended April 30, 2010. As of April 30, 2010, our reserve on LTSA contracts totaled $4.9 million compared to $6.0 million as of October 31, 2009. As noted under the revenue recognition policy, revenue allocable to meeting the performance requirements of the LTSA (which may include a new or used stack replacement) is deferred until it is earned. Deferred LTSA revenue as of April 30, 2010 totaled $3.0 million compared to $2.5 million as of October 31, 2009. We estimate that reserves and deferred revenues exceed our minimum contractual liabilities under our current contracts, however, LTSA pricing, reserves and revenue deferrals are based upon estimates of future costs, which given our products’ early stage of commercialization could be materially different from actual expenses.
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
Concentrations
We contract with a small number of customers for the sale of products and for research and development contracts. Our top two customers, POSCO Power (“POSCO”), which is a related party and owns approximately 13 percent of the outstanding common shares of the Company, and the U.S. government (primarily the Department of Energy), combined accounted for 86 percent and 83 percent of consolidated revenues for the three months ended April 30, 2010 and 2009, respectively, and 81 percent and 80 percent of consolidated revenues for the six months ended April 30, 2010 and 2009, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The percent of consolidated revenues from each customer is presented below.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
POSCO	64%	68%	64%	66%
U.S. Government	22%	15%	17%	14%

Combined	86%	83%	81%	80%

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
Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in our financial statements prior to the issuance of the financial statements.
Subsequent to April 30, 2010 Pacific Gas and Electric (PG&E), one of the largest utilities in the United States, entered into contracts for 2.8MW of fuel cell power plants for installation at two different university campuses in California. The fuel cell power plants will be operational in 2011 and will be configured to utilize the byproduct heat for use by the university facilities, increasing the overall efficiency of the power plants. These contracts will add approximately $12.6 million to product sales backlog. The Company issued letters of credit to PG&E totaling approximately $6.3 million as security for the Company’s performance during the installation period of the contracts. These letters of credit expire in April 2012 and may be reduced in value as the Company achieves substantial completion of the installation contract milestones.
Subsequent to April 30, 2010, the Company entered into an agreement with Marubeni Corporation to return certain advance contract payments, resolve claims for services and repurchase surplus inventory items previously sold to Marubeni Corporation. The agreement calls for payments of approximately $1.9 million to Marubeni Corporation over the next three fiscal quarters and a payment of $1.0 million upon title transfer of surplus inventory to FuelCell. The Company has a balance of approximately $3.2 million included in deferred revenue, royalty income and customer deposits on its consolidated balance sheet related to these contracts and does not expect to incur charges to the consolidated statement of operations as a result of this agreement.
Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net loss attributable to FuelCell	$(15,882)	$(19,080)	$(30,514)	$(38,999)
Foreign currency translation adjustments	5	(4)	13	(4)

Comprehensive loss	$(15,877)	$(19,084)	$(30,501)	$(39,003)

Liquidity
Our future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. We may also raise capital through debt or equity offerings; however, there can be no assurance that we will be able to obtain additional capital in the future. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.
Recently Adopted Accounting Guidance
In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance relating to the disclosure of subsequent events. Under previous guidance, SEC registrants were required to evaluate subsequent events through the date the financial statements were issued, or available for issuance, and disclose in its public filings the date through which subsequent events were evaluated. Under the amended guidance, SEC registrants are required to evaluate subsequent events through the date the financial statements are issued (rather than the date the financial statements are available for issuance), but are no longer required to disclose in its public filings the date through which subsequent events were evaluated. The amended guidance is effective immediately and has been adopted and reflected in our financial statements.

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
In December 2007, the FASB issued new guidance that requires noncontrolling interests (formerly “minority interests”) in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts in the consolidated statements of operations. The calculation of earnings per share would continue to be based on income amounts attributable to the parent. This guidance became effective in the first quarter of fiscal 2010 and changed the accounting for and reporting of noncontrolling interests in our subsidiaries.
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
The prior period financial statements have not been adjusted as our noncontrolling interests holders have always been in a deficit position. The proforma impact on the total equity section of our consolidated balance sheet as of October 31, 2009 had this guidance been required for that period would have been a $1.9 million reduction in accumulated deficit in total shareholders’ equity and an increase in the deficit position for noncontrolling interest in subsidiaries. Had this guidance been required for the prior year periods, net loss attributable to common shareholders would have been $0.1 million and $0.3 million lower for the three and six months ended April 30, 2009, respectively, and basic and diluted net loss per share attributable to common shareholders would have been $(0.28) and $(0.58) for three and six months ended April 30, 2009, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Recent Accounting Guidance Not Yet Effective
In April 2010, the FASB provided guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. An entity may only recognize consideration that is contingent upon the achievement of a milestone in its entirety in the period the milestone is achieved only if the milestone meets certain criteria. This guidance is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010. While we are still analyzing the potential impact of this guidance, we believe that our current practices are consistent with the guidance and, accordingly, we do not expect the adoption of this guidance will have a material impact on our financial statements.
In March 2010, the FASB issued guidance clarifying that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010 and may be early adopted in a company’s first fiscal quarter beginning after March 5, 2010 (the issuance date of the guidance). We currently do not enter into contracts containing embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another; and therefore, do not expect the adoption of this guidance will have a material impact on our financial statements or disclosures.
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company was not impacted by the disclosures effective for interim periods beginning after December 15, 2009 and we do not expect the remaining disclosures required after December 15, 2010 upon adoption of this guidance will have a material impact on our financial statements or disclosures.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
In December 2009, the FASB issued revised guidance related to the consolidation of variable interest entities (“VIE”). The revised guidance requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The guidance is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company), and for subsequent interim and annual reporting periods. We are evaluating the impact of adopting this guidance.
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010, with early adoption permitted. We are evaluating the impact of adopting this guidance.
In June 2009, the FASB issued accounting guidance which requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. The guidance will be effective for the first quarter of fiscal 2011. We are evaluating the impact of adopting this guidance.
Health Care Reform Acts
In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “2010 Acts”). The 2010 Acts will have a substantial impact on health care providers, insurers, employers and individuals. The 2010 Acts will impact employers and businesses differently depending on the size of the organization and the specific impacts on a company’s employees. Certain provisions of the 2010 Acts will become effective with our next open enrollment period (November 1, 2010) while other provisions of the 2010 Acts will be effective in future years. The 2010 Acts could require, among other things, changes to our current employee benefit plans, our information technology infrastructure, and in our administrative and accounting processes. The ultimate extent and cost of these changes cannot be determined at this time and are being evaluated and updated as related regulations and interpretations of the 2010 Acts become available.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 2. Investments
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at April 30, 2010 and October 31, 2009:

		Gross	Gross
	Amortized	unrealized	unrealized
	Cost	gains	(losses)	Fair Value
U.S. Government Obligations
As of April 30, 2010	$19,642	$—	$(15)	$19,627
As of October 31, 2009	$7,004	$40	$—	$7,044
The following table summarizes the contractual maturities of investments at amortized cost and fair value as of April 30, 2010:

			Weighted
	Amortized		average yield
	Cost	Fair Value	to maturity
Due within one year	$3,012	$3,012	0.9%
Due after one year	16,630	16,615	1.2%

Total investments	$19,642	$19,627	1.1%

Note 3. Accounts Receivable
Accounts receivable at April 30, 2010 and October 31, 2009 consisted of the following:

	April 30,	October 31,
	2010	2009
U.S. Government:
Amount billed	$1,028	$574
Unbilled recoverable costs	689	776

	1,717	1,350
Commercial Customers:
Amount billed	4,734	5,439
Unbilled recoverable costs	11,659	16,131

	16,393	21,570

	$18,110	$22,920

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.05 million and $0.02 million at April 30, 2010 and October 31, 2009, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 4. Inventories
Inventories are stated at the lower of cost or market price. The components of inventory at April 30, 2010 and October 31, 2009 consisted of the following:

	April 30,	October 31,
	2010	2009

Raw materials	$14,366	$14,583
Work-in-process	23,027	19,790

Gross inventory	37,393	34,373
Less amount to reduce certain inventories to lower of cost or market	(7,109)	(8,940)

Net inventory	$30,284	$25,433

Note 5. Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Property, plant and equipment at April 30, 2010 and October 31, 2009 consisted of the following:

	April 30,	October 31,	Estimated
	2010	2009	Useful Life

Land	$524	$524	—
Building and improvements	6,875	6,851	10-26 years
Machinery, equipment and software	60,508	59,860	3-8 years
Furniture and fixtures	2,614	2,604	10 years
Power plants for use under PPAs	17,743	17,743	10 years
Construction in progress (1)	7,695	6,710

	95,959	94,292
Less, accumulated depreciation and amortization	(65,645)	(61,898)

Property, plant and equipment, net	$30,314	$32,394

(1)
Included in construction in progress are costs of $0.9 million and $0.8 million at April 30, 2010 and October 31, 2009, respectively, to build power plants that will service power purchase agreement contracts.

Depreciation expense was $3.8 million and $4.4 million, for the six months ended April 30, 2010 and 2009, respectively.
Note 6. Investment in and Loans to Affiliate
Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based (“SOFC”) system. Versa is a private company founded in 2001 that has been developing advanced SOFC systems for various stationary and mobile applications.
During the second quarter, we invested $0.6 million in Versa in the form of a convertible note and received warrants for the right to purchase 861 shares of common stock with an exercise price of $139 per share. As of April 30, 2010, we own 77,140 shares of Versa common stock, representing 39 percent of Versa’s outstanding common shares. In addition, we have convertible loans receivable from Versa of $3.2 million and hold warrants for the right to purchase a total of 3,969 shares of Versa common stock at a weighted average price of $161 per share. Should the convertible notes and warrants be converted, our total ownership interest in Versa would increase to 45 percent.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
We account for Versa under the equity method of accounting and recognize our share of the losses as loss from equity investments on the consolidated statements of operations. We recorded losses from Versa of $0.2 million and $0.4 million during the three and six months ended April 30, 2010, respectively, and $0.2 million and $0.6 million during the three and six months ended April 30, 2009, respectively. Our total investment in and loans to Versa was $10.3 million and $10.1 million as of April 30, 2010 and October 31, 2009, respectively.
Note 7. Accrued Liabilities
Accrued liabilities at April 30, 2010 and October 31, 2009 consisted of the following:

	April 30,	October 31,
	2010	2009

Accrued payroll and employee benefits	$3,075	$3,258
Accrued contract and operating costs (1)	4,108	3,190
Reserve for product warranty costs (2)	1,919	500
Reserve for long-term service agreement costs	4,922	5,950
Accrued taxes and other	1,003	910

Total	$15,027	$13,808

(1)	Includes $2.8 million and $2.2 million at April 30, 2010 and October 31, 2009, respectively, potentially owed to customers related to contract performance.

(2)
Activity in the reserve for product warranty costs during the six months ended April 30, 2010 included additions for specific known warranty issues totaling $1.5 million, other general reserve additions for estimates of potential future warranty obligations of $1.0 million on contracts in the warranty period and reserve reductions of $1.1 million as contracts progress through the warranty period or are beyond the warranty period.

Note 8. Debt
At April 30, 2010 and October 31, 2009, debt consisted of the following:

	April 30,	October 31,
	2010	2009

Connecticut Development Authority Note	$3,917	$4,000
Connecticut Clean Energy Fund Note	679	650
Capitalized lease obligations	215	321

Total debt	4,811	4,971
Less — current portion	(984)	(997)

Long-term debt	$3,827	$3,974

The Connecticut Development Authority note bears interest at 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. The note matures May 2018.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The Connecticut Clean Energy Fund note is an agreement between Bridgeport Fuel Cell Park, LLC (“BFCP”), a wholly owned subsidiary, and the Connecticut Clean Energy Fund, the proceeds of which were designated for pre-development expenses associated with the development, construction and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). Interest accrues monthly at an annual rate of 8.75 percent. Repayment of principal and any accrued and unpaid interest is required on the earliest occurrence of any of the following events: (a) twelve months after the commencement date of the commercial operation of the Project, (b) the date of closing of permanent institutional financing of the Project, (c) the date of any sale of the Project and (d) the date upon which certain change in control events occur related to BFCP. The note is secured by assets of BFCP. We have not made any payments as of April 30, 2010, and the note is classified as currently payable as the timing of events that would result in repayment are not determinable.
We lease computer equipment under a $2.5 million master lease agreement. Lease payment terms are thirty-six months from the date of acceptance for leased equipment.
Note 9. Share-Based Compensation Plans
We have shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”). Under the equity incentive plans, the board is authorized to grant incentive stock options, nonqualified stock options, restricted stock awards (“RSA”) and stock appreciation rights (“SARs”) to our officers, key employees and non-employee directors. We account for stock awards to employees and non-employee directors under the fair value method. We determine the fair value of stock options at the grant date using the Black-Scholes valuation model. The model requires us to make estimates and assumptions regarding the expected life of the award, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of restricted stock awards is based on the common stock price on the date of grant. The fair value of stock awards is amortized to expense over the vesting period, generally four years.
Share-based compensation reflected in the consolidated statements of operations for the three months ended April 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Cost of product sales and revenues	$168	$210	$392	$515
Cost of research and development contracts	38	49	77	102
General and administrative expense	372	661	566	1,495
Research and development expense	156	180	341	425

Total share-based compensation	$734	$1,100	$1,376	$2,537

Activity under our equity incentive plans for the six months ended April 30, 2010 was as follows:

	Stock Options		Restricted Stock Awards
		Weighted		Weighted
	Number of	average	Number of	average
	options	price ($)	RSAs	price ($)
Outstanding at October 31, 2009	5,740,705	10.86	593,262	2.88
Granted	171,139	2.89	700,231	2.79
Exercised / Vested	—	—	(135,417)	2.85
Cancelled	(655,018)	11.76	(20,500)	2.85

Outstanding at April 30, 2010	5,256,826	10.56	1,137,576	2.83

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Activity under our ESPP for the six months ended April 30, 2010 was as follows:

Number of
Shares
Balance at October 31, 2009	207,207
Issued @ $2.70	(39,858)

Balance at April 30, 2010	167,349

Note 10. Conversion of Preferred Stock
During the six months ended April 30, 2010, 100 shares of Series B redeemable preferred stock, with a book value of $93,000 net of original issuance costs, were converted into 8,510 shares of common stock.
Note 11. Equity
Changes in total equity for the six months ended April 30, 2010 was as follows:

	Total
	Shareholders’	Noncontrolling
	Equity	interest	Total Equity

Balance at October 31, 2009	$31,342	$—	$31,342

Share-based compensation	1,377		1,377
Stock issued under benefit plans	628		628
Preferred dividends — Series B	(1,602)		(1,602)
Conversion of Series B preferred stock to common stock, net of original issuance costs	93		93
Effect of foreign currency translation	14		14
Net loss	(30,514)	(182)	(30,696)

Balance at April 30, 2010	$1,338	$(182)	$1,156

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 12. Net Loss Per Share
The calculation of basic and diluted net loss per share was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Numerator
Net loss	$(15,978)	$(19,080)	$(30,696)	$(38,999)
Net loss attributable to noncontrolling interest	96	—	182	—
Preferred stock dividend	(800)	(802)	(1,602)	(1,604)

Net loss to common shareholders	$(16,682)	$(19,882)	$(32,116)	$(40,603)

Denominator
Weighted average basic common shares	84,515,979	69,521,575	84,459,926	69,178,940
Effect of dilutive securities (1)	—	—	—	—

Weighted average diluted common shares	84,515,979	69,521,575	84,459,926	69,178,940

Basic loss per share	$(0.20)	$(0.29)	$(0.38)	$(0.59)

Diluted loss per share (1)	$(0.20)	$(0.29)	$(0.38)	$(0.59)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At April 30, 2010 and 2009, there were options to purchase 5.3 million and 6.0 million shares of common stock, respectively. There were no outstanding warrants as of April 30, 2010 and 0.5 million outstanding warrants at April 30, 2009. Refer to our Annual Report on Form 10-K for the year ended October 31, 2009 for information on our convertible preferred stock.

Note 13. Commitments and Contingencies
We have pledged approximately $2.4 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2010, outstanding letters of credit totaled $0.9 million. These expire on various dates through January 2011. Refer to Subsequent Events in Note 1 for additional information.

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
Results of operations. This section provides an analysis of our results of operations for the three and six months ended April 30, 2010 and 2009. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.
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
OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are a world leader in the development and production of stationary fuel cells for commercial, industrial, government, and utility customers. Our ultra-clean and high efficiency power plants are generating power at over 50 locations worldwide. Our products have generated over 500 million kilowatt hours (kWh) of power using a variety of fuels including renewable wastewater gas, food and beverage waste, natural gas and other hydrocarbon fuels.
Our power plants offer higher-efficiency stationary power generation for customers. In addition to our commercial products, we continue to develop our carbonate fuel cells, planar solid oxide fuel cell technology and other fuel cell technologies with our own and government research and development funds.

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
Recent Developments
Subsequent to April 30, 2010 Pacific Gas and Electric (PG&E), one of the largest utilities in the United States, entered into contracts for 2.8MW of fuel cell power plants for installation at two different university campuses in California. The fuel cell power plants will be operational in 2011 and will be configured to utilize the byproduct heat for use by the university facilities, increasing the overall efficiency of the power plants. These contracts will add approximately $12.6 million to product sales backlog. The Company issued letters of credit to PG&E totaling approximately $6.3 million as security for the Company’s performance during the installation period of the contracts. These letters of credit expire in April 2012 and may be reduced in value as the Company achieves substantial completion of the installation contract milestones.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended April 30, 2010 and April 30, 2009
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended April 30, 2010 and 2009 were as follows:

	Three Months Ended
	April 30,		Change
	2010	2009	$	%
Revenues:
Product sales and revenues (1)	$13,007	$19,308	$(6,301)	(33)
Research and development contracts	3,580	3,556	24	1

Total	$16,587	$22,864	$(6,277)	(27)

Cost of revenues:
Product sales and revenues (2)	$19,120	$28,614	$(9,494)	(33)
Research and development contracts	3,267	2,837	430	15

Total	$22,387	$31,451	$(9,064)	(29)

Gross Margin:
Product sales and revenues	$(6,113)	$(9,306)	$3,193	34
Research and development contracts	313	719	(406)	(57)

Total	$(5,800)	$(8,587)	$2,787	32

Product Sales Cost-to-revenue ratio (3)	1.47	1.48

(1)	Product sales and revenues consist primarily of revenue from power plant products, long-term service agreements and power purchase agreements.

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
Total revenues for the three months ended April 30, 2010 decreased $6.3 million, or 27 percent to $16.6 million from $22.9 million during the same period last year. Total cost of revenues for the three months ended April 30, 2010 decreased $9.1 million, or 29 percent to $22.4 million from $31.5 million during the same period last year.
We contract with a small number of customers for the sale of products and for research and development contracts. Our top two customers, POSCO Power (“POSCO”), our distribution partner in South Korea which is a related party and owns approximately 13 percent of the outstanding common shares of the Company, and the U.S. government, accounted for a combined 86 percent and 83 percent of consolidated revenues for the three months ended April 30, 2010 and 2009, respectively. POSCO accounted for 64 percent and 68 percent of consolidated revenues for the three months ended April 30, 2010 and 2009, respectively, and the U.S. government accounted for 22 percent and 15 percent of consolidated revenues for the three months ended April 30, 2010 and 2009, respectively.

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
Product sales and revenues
Product sales and revenues declined $6.3 million, or 33 percent in the second quarter 2010 to $13.0 million compared to $19.3 million for the second quarter 2009. Product revenue totals were consistent with the first quarter total of $12.8 million. Compared to the prior year quarter, revenues are down as product mix has transitioned to being primarily composed of stack modules sold to POSCO Power, FuelCell Energy’s manufacturing and distribution partner in South Korea, compared to complete power plants sold in the prior year. Partially offsetting this decline was higher revenue due to an increased number of long-term service agreements (“LTSAs”) resulting from sales of service agreements on power plant installations in South Korea. Total product sales and service backlog as of April 30, 2010, was $75.5 million which includes $27.4 million related to LTSAs. This compares to $59.2 million as of April 30, 2009.
Cost of product sales and revenues decreased $9.5 million, or 33 percent in the second quarter 2010 to $19.1 million compared to $28.6 million for the second quarter 2009. This decrease is primarily due to the shift in production from complete power plants to fuel cell stack modules for POSCO, production of lower cost multi-megawatt products and a lower manufacturing run-rate than the prior year quarter.
Margins for product sales and revenues improved over the prior year quarter by $3.2 million, driven primarily by sales of lower cost megawatt-class modules compared to products produced in the prior year period. Impacting cost of sales in the quarter was a warranty charge of approximately $1.8 million related to a module enclosure fabrication defect that was identified during the quarter. No additional charges are expected from this issue. The product cost-to-revenue ratio was 1.47-to-1.00 in the second quarter of 2010 compared to 1.48-to-1.00 in the second quarter of 2009 and 1.41-to-1.00 in the first quarter of 2010.
Service agreement costs, net of revenue, were $4.4 million and $5.2 million for the quarters ended April 30, 2010 and 2009, respectively. Costs in excess of revenues are largely driven by replacement of our earlier stack designs that had a stack life of less than five years, which is the standard term of our LTSAs. Should the power plant fail to meet minimum operating levels, we may be required to replace the fuel cell stack with a new or used stack. Our contractual liability under LTSAs is limited to the amount of service fees payable under the contract, which can often times be less than the cost of a new stack replacement. However, in order to continue to meet customer expectations on early product designs, we sometimes incur costs in excess of our contractual liabilities. Excluding these net service agreement costs, the cost-to-revenue ratio would have been 1.15-to-1 for the second quarter of 2010 compared to 1.22-to-1 for the second quarter of 2009.
Power plants with our five-year stack design are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the LTSA. Stack replacements for these agreements are expected to only be required upon renewal of the LTSA. We expect the replacement of older stacks produced prior to the five-year stack design to continue over the next several years, and as a result, we may continue to incur losses in order to maintain power plants. Future costs for maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.

Research and development contracts
Research and development contract revenue in the second quarter 2010 was $3.6 million, consistent with the second quarter 2009. Cost of research and development contracts increased $0.4 million to $3.2 million in the second quarter 2010 compared to $2.8 million in the second quarter 2009. Revenue was flat in 2010 compared to 2009 as revenue from new contracts (with Air Products and the U.S. Department of Energy) offset the decrease in revenue from completed contracts. The increase in cost of research and development contracts resulted from the impact of different cost-shares on our contracts and different levels of activity between our contracts for these periods.
Research and development contract backlog as of April 30, 2010 was $9.9 million, of which Congress has authorized funding of $6.4 million compared to $14.2 million and $3.3 million funded as of October 31, 2009. Should government funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.
Administrative and selling expenses
Administrative and selling expenses for the three months ended April 30, 2010 decreased $0.2 million to $4.5 million compared to the prior year period primarily attributable to lower stock based compensation.
Research and development expenses
Research and development expenses for the three months ended April 30, 2010 were $5.1 million, consistent with the prior year period.
Loss from operations
Loss from operations for the three months ended April 30, 2010 totaled $15.4 million compared to a loss from operations of $18.4 million for the three months ended April 30, 2009. The improvement in net loss from operations was due to the $2.8 million net improvement in gross margin on product sales and research and development contracts.
Loss from equity investment
Our share of equity losses in Versa was $0.2 million for the three months ended April 30, 2010 and three months ended April 30, 2009.
Interest and other income, net
Interest and other income, net, was $0.3 million for the three months ended April 30, 2010 compared to $0.1 million for the same period in 2009. This increase is due to license fee income on the POSCO technology transfer agreements.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FuelCell Energy, Ltd., were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares is increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.6 million and $0.5 million for the three months ended April 30, 2010 and 2009, respectively.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses. Additionally, no tax benefit has been recognized for these net operating losses or other deferred tax assets since management cannot reasonably estimate when production volumes will be sufficient to generate taxable income.
The Company incurs foreign income tax expense (approximately thirteen thousand dollars in the current period) related to its service operations in South Korea.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the quarter ended April 30, 2010 was $0.1 million. During the year, we adopted new guidance on the accounting for noncontrolling interest (formerly “minority interest”). See Note 1 to the Consolidated Financial Statements for further details.
Preferred Stock dividends
Dividends paid on the Series B Preferred Stock were $0.8 million in each of the quarters ended April 30, 2010 and 2009.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest plus the preferred stock dividends on the Series B Preferred Stock. For the quarters ended April 30, 2010 and 2009, net loss to common shareholders was $16.7 million and $19.9 million, respectively and loss per common share was $(0.20) and $(0.29), respectively.
Comparison of Six Months Ended April 30, 2010 and April 30, 2009
Revenues and Costs of revenues
Our revenues and cost of revenues for the six months ended April 30, 2010 and 2009 were as follows:

	Six Months Ended
	April 30,		Change
	2010	2009	$	%
Revenues:
Product sales and revenues	$25,815	$38,339	$(12,524)	(33)
Research and development contracts	5,388	6,248	(860)	(14)

Total	$31,203	$44,587	$(13,384)	(30)

Cost of revenues:
Product sales and revenues	$37,133	$57,551	$(20,418)	(35)
Research and development contracts	5,363	5,075	288	6

Total	$42,496	$62,626	$(20,130)	(32)

Gross Margin:
Product sales and revenues	$(11,318)	$(19,212)	$7,894	41
Research and development contracts	25	1,173	(1,148)	(98)

Total	$(11,293)	$(18,039)	$6,746	37

Product Sales Cost-to-revenue ratio	1.44	1.50

Total revenues for the six months ended April 30, 2010 decreased $13.4 million, or 30 percent to $31.2 million from $44.6 million during the same period last year. Total cost of revenues for the six months ended April 30, 2010 decreased $20.1 million, or 32 percent to $42.5 million from $62.6 million during the same period last year.
Our top two customers, POSCO and the U.S. government, accounted for a combined 81 percent and 80 percent of consolidated revenues for the six months ended April 30, 2010 and 2009, respectively. POSCO accounted for 64 percent and 66 percent of consolidated revenues for the six months ended April 30, 2010 and 2009, respectively, and the U.S. government accounted for 17 percent and 14 percent of consolidated revenues for the six months ended April 30, 2010 and 2009, respectively.
Product sales and revenues
Product sales and revenues declined $12.5 million, or 33 percent in the first six months of 2010 to $25.8 million compared to $38.3 million in the first six months of 2009. Product sales mix was primarily stack modules to POSCO compared to complete power plants in the prior year quarter resulting in lower overall product revenue. Partially offsetting this decline was higher revenue from long-term service agreements (“LTSAs”) due to sales of service agreements on power plant installations in South Korea.
Cost of product sales and revenues decreased $20.4 million, or 35 percent in the six months ended April 30, 2010 to $37.1 million compared to $57.6 million for the six months ended April 30, 2009. This decrease is also due to the shift in production from complete power plants to fuel cell stack modules for POSCO, as well as production of lower cost multi-megawatt products.
Margins for product sales and revenues improved by $7.9 million over the prior period primarily due to a change in the sales mix towards lower cost MW class products. The up-rated 1.4 MW fuel cell stacks now in production are generating higher revenue with no commensurate increase in production costs. This improvement was partially offset by charges for warranty and commissioning incurred during the period. The product cost-to-revenue ratio was 1.44-to-1.00 compared to 1.50-to-1.00 for the same period one year ago. The cost ratio improved on sales of lower cost products and was negatively impacted by warranty and commissioning costs, and lower sales compared to the prior period.
Research and development contracts
Research and development contract revenue decreased $0.9 million to $5.4 million in the six months ended April 30, 2010 compared to $6.2 million for the six months ended April 30, 2009. Cost of research and development contracts increased $0.3 million to $5.4 million in the six months ended April 30, 2010 compared to $5.1 million in the six months ended April 30, 2009. The decline in revenue was primarily due to completion of the Vision 21 and Ship Service fuel cell contracts with the U.S. Department of Energy (“DOE”) and U.S. Navy, respectively. The increase in cost of research and development contracts resulted from the impact of different cost-shares on our contracts and different levels of activity between our contracts for these periods.
Administrative and selling expenses
Administrative and selling expenses for the six months ended April 30, 2010 decreased $0.3 million to $8.7 million compared to the prior year period primarily attributable to lower stock-based compensation.
Research and development expenses
Research and development expenses for the six months ended April 30, 2010 decreased $1.1 million to $9.7 million compared to the prior year period as a result of cash management actions taken in February 2009 and increased support by the Company’s engineers on non-research and development activities.

Loss from operations
Loss from operations for the six months ended April 30, 2010 totaled $29.7 million compared to a loss from operations of $37.8 million for the six months ended April 30, 2009. The improvement in net loss from operations was due to the $6.7 million net improvement in gross margin on product sales and research and development contracts, and lower administrative and selling expenses and research and development expenses.
Loss from equity investment
Our share of equity losses in Versa was $0.4 million for the six months ended April 30, 2010 compared to $0.6 million for the six months ended April 30, 2009 due to lower research and development activity at Versa.
Interest and other income, net
Interest and other income, net, was $0.7 million for the six months ended April 30, 2010 compared to $0.5 million for the same period in 2009. This increase is due to license fee income on the POSCO technology transfer agreements.
Accretion of Preferred Stock of Subsidiary
The accretion of the fair value discount on the Series 1 Preferred Shares was $1.2 million and $1.0 million for the six months ended April 30, 2010 and 2009, respectively.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the six months ended April 30, 2010 was $0.2 million. During the year, we adopted new guidance on the accounting for noncontrolling interest (formerly “minority interest”). See Note 1 to the Consolidated Financial Statements for further details.
Preferred Stock dividends
Dividends paid on the Series B Preferred Stock were $1.6 million in each of the six month periods ended April 30, 2010 and 2009.
Net loss to common shareholders and loss per common share
For the six months ended April 30, 2010 and 2009, net loss to common shareholders was $32.1 million and $40.6 million, respectively and loss per common share was $(0.38) and $(0.59), respectively.
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
As a result of excess capacity, new product introductions and service costs, product sales gross margin is negative. Our overall manufacturing process (module manufacturing, final assembly, testing and conditioning) has a production capacity of 70 MW per year for our current product design. During the second quarter, our manufacturing run-rate was an annualized 25 MW, compared to 30 MW in fiscal 2009 to match production with customer delivery requirements on remaining backlog. Our product backlog as of April 30, 2010 was approximately 33 MW, compared to approximately 44 MW as of October 31, 2009.

We believe we can reach net income breakeven at a sustained annual order and production volume of approximately 75 MW to 125 MW. The low end for this range would require sustained annual production primarily of our DFC3000 power plants. The higher end of this range assumes a broader mix of our products including modules, components and our DFC1500 and DFC300 power plants. Actual results will depend on product mix, volume, future service costs, and market pricing.
Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled $43.8 million as of April 30, 2010 compared to $64.8 million as of October 31, 2009. Net cash and investments used during the first six months of 2010 was $21.1 million compared to $44.5 million during the first six months of 2009. Cash use improved over the prior year period on increased customer milestone payments and lower overall product and operating costs.
For the remainder of fiscal 2010, we are targeting a cash use of $10 to $12 million per quarter. Actual cash use is impacted by numerous factors including the timing of new orders and customer milestone payments, changes in working capital, capital spending and the factory production rate. Our future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. We may also raise capital through debt or equity offerings; however, there can be no assurance that we will be able to obtain additional capital in the future. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.
Cash and cash equivalents as of April 30, 2010 was $24.1 million compared to $57.8 million as of October 31, 2009. The key components of our cash inflows and outflows were as follows:
Operating Activities — Cash used for operating activities was $16.5 million during the first six months of 2010 compared to $41.3 million used during the first six months of 2009. The improvement over the prior year period was driven primarily by a lower net loss and reduced net working capital usage.
Components of the $16.5 million of cash used in operating activities were a net loss of $30.7 million off-set by non-cash items including depreciation and stock based compensation of $5.1 million and a working capital benefit of $6.9 million. Working capital improved through decreased accounts receivable $4.8 million, increased deferred revenue of $7.1 million due to milestone payments primarily related to our POSCO product sales contracts and lower accrued liabilities of $2.1 million. Also benefiting working capital were a $1.2 million reduction of other assets on lower vendor advances. These working capital improvements were partially offset by higher inventory purchases of $4.9 million related to product in inventory not yet applied to customer contracts and lower accounts payable of approximately $3.5 million.
Investing Activities — Cash used in investing activities was $15.0 million during the first six months of 2010 compared to net cash provided by investing activities of $20.5 million during the first six months of 2009. The decrease was due to the net purchase of U.S. treasuries during 2010 of $19.7 million, capital expenditures of $1.7 million and a $0.6 million convertible loan made to our affiliate Versa Power Systems. These changes were partially offset by $7.0 million from the maturity of U.S. treasuries in the period.
Financing Activities — Cash used in financing activities was $2.3 million during the first six months of 2010 compared to $0.1 million in the first six months of 2009. Uses of cash in the period were debt payments of $0.2 million, payments of preferred dividends of $1.9 million and restricted stock transactions of $0.2 million.

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
Increasing annual order volume
We need to increase annual order volume to achieve profitability. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, creating opportunities for incorporating manufacturing process improvements, and spreading fixed costs over more units. Our overall manufacturing process has a current production capacity of 70 MW per year. Updates on our key markets are as follows:
South Korea: The South Korean Government passed a Renewable Portfolio Standard (RPS) in March 2010 that requires 4 percent clean energy generation by 2015 and 10 percent by 2022. The program becomes effective in 2012 and will mandate 350 MW of additional renewable energy per year through 2016, and 700 MW per year through 2022. At present, only about 1 percent of South Korea’s electricity comes from renewable resources. Fuel cells operating on natural gas and bio gas fully qualify under the mandates of the program.
South Korea remains the largest and fastest growing market for the Company. Through our partner, Posco Power, there are approximately 26 megawatts of Direct FuelCell (DFC) power plants currently generating electricity for South Korea’s power grid. POSCO Power has ordered approximately 69 MW of FuelCell Energy’s products to date and has begun construction on the world’s largest fuel cell power plant at 11.2 MW, to be located in Daegu Metropolitan City, South Korea.
In order to meet the growing demand for fuel cells, POSCO Power continues to invest in production facilities. In April, 2010, POSCO Power began construction of a fuel cell stack module assembly plant that will have capacity of 100 MW per year. Once this plant becomes operational, FuelCell Energy will ship core fuel cell components. This strategy of building and shipping only the core componentry allows FuelCell Energy to leverage its manufacturing capacity and locating final assembly closer to end users, reduces cost and ensures products meet the needs of individual markets.
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
Pacific Gas and Electric, one of the largest utilities in the United States, ordered 2.8MW of fuel cell power plants in May, 2010 for installation at two university campuses in California. The fuel cell power plants will be operational by 2011 and will be configured to utilize the byproduct heat for use by the university facilities, increasing the overall efficiency of the power plants.
This order follows an approval from the California Public Utilities Commission (CPUC) in April 2010 for two California based utilities to purchase fuel cells for installation at four California universities. The CPUC and the State are leaders in the adoption of alternative energy to reduce greenhouse gases and pollution while encouraging the utilization of distributed generation solutions that generate power at the point of use. The CPUC approval noted the important role that fuel cells will play in the State’s future energy mix.

Connecticut: Connecticut’s Renewable Portfolio Standard program requires utilities to purchase 20 percent of their electricity, or about 1,000 megawatts (MW), from clean power sources by 2020. Connecticut’s Department of Utility Control (CDUC) selected 43.5 MW of projects incorporating our power plants for power purchase agreements under the program. All of the projects use our 2.8 MW DFC3000 power plants either alone or in combination with turbines.
The Company continues to pursue project financing for the projects selected by the CDUC. The Company has submitted the phase II applications for 27.3 MW of projects under the U.S. Department of Energy loan guarantee program. If the phase II applications are approved, the Company would then proceed with negotiating term sheets for funding. Concurrently with this loan guarantee application process, the Company continues to pursue a parallel financing path for funding these projects, having initiated discussions with a number of potential financing sources.
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
Advanced Hydrogen Programs: The $2.1 million project to demonstrate a renewable hydrogen refueling station in California is progressing on schedule. The three-year project is the result of collaboration with Air Products and Chemicals to combine the Company’s DFC power plants with Air Products’ gas separation technology to yield pure hydrogen for transportation, utility and other uses. The DFC-H2 will operate on biogas from the Orange County Sanitation District wastewater treatment plant, and will generate three sources of revenue for the customer including hydrogen for vehicle refueling, ultra-clean electricity, and usable heat. The unit is expected to be operational by early 2011.

Solid Oxide Fuel Cell Development: The Company has partnered with Versa Power Systems Inc., a world leader in solid oxide fuel cell (SOFC) stack technology, for the development of a Large Scale Coal-Based Solid Oxide Fuel Cell under the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) Program. The FCE/Versa team is on track to meet cost and performance objectives for a minimum 25 kW fuel cell stack in Phase II of the SECA program and is currently testing a stack tower with capacity greater than 25 kW. The full scale advanced fuel cell system to be demonstrated in Phase III is expected to incorporate an SOFC module with an output of approximately 250 kW to efficiently convert the energy contained in coal to ultra-clean grid electrical power.
Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of April 30, 2010 and the related payments by fiscal year are as follows:

	Payments Due by Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
Capital and operating lease commitments (1)	$4,450	$937	$1,514	$1,327	$672
Term loans (principal and interest)	5,854	1,044	730	730	3,350
Purchase commitments(2)	34,297	25,029	9,268	—	—
Series 1 Preferred dividends payable (3)	24,730	12,610	2,486	2,486	7,148
Series B Preferred dividends payable (4)

Totals	$69,331	$39,620	$13,998	$4,543	$11,170

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(3)
Annual dividends of Cdn.$1.25 million accrue on the Series 1 Preferred Stock. We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually through December 31, 2010. Interest accrues on unpaid dividends at an annual rate of 9 percent. Cumulative unpaid dividends and accrued interest on April 30, 2010 was $10.8 million using an April 30, 2010 exchange rate of Cdn.$0.9945. All cumulative unpaid dividends and accrued interest must be paid by December 31, 2010 at which time the required annual dividend payment increases to Cdn.$1.25 million. We have the option of paying these amounts in stock or cash.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At April 30, 2010, principal of $3.9 million was outstanding on this loan. The stated interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Interest and principal payments are required through May 2018.
Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of April 30, 2010, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.7 million as of April 30, 2010.

We have pledged approximately $2.4 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2010, outstanding letters of credit totaled $0.9 million. These expire on various dates through January 2011. Refer to Subsequent Events in Note 1 of Notes to Consolidated Financial Statements for additional information.
We have identified uncertain tax positions aggregating $15.7 million and reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
Subsequent to April 30, 2010, the Company entered into an agreement with Marubeni Corporation to return certain advance contract payments, resolve claims for services and repurchase surplus inventory items previously sold to Marubeni Corporation. The agreement calls for payments of approximately $1.9 million to Marubeni Corporation over the next three fiscal quarters and a payment of $1.0 million upon title transfer of surplus inventory to FuelCell. The Company has a balance of approximately $3.2 million included in deferred revenue, royalty income and customer deposits on its consolidated balance sheet related to these contracts and does not expect to incur charges to the consolidated statement of operations as a result of this agreement.
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
We qualified for incentive funding for these projects under California’s SGIP and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of April 30, 2010, we had deferred incentive funding revenue totaling $1.7 million.
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
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2010, research and development sales backlog totaled $9.9 million, of which $6.7 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Health Care Reform Acts
In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “2010 Acts”). The 2010 Acts will have a substantial impact on health care providers, insurers, employers and individuals. The 2010 Acts will impact employers and businesses differently depending on the size of the organization and the specific impacts on a company’s employees. Certain provisions of the 2010 Acts will become effective with our next open enrollment period (November 1, 2010) while other provisions of the 2010 Acts will be effective in future years. The 2010 Acts could require, among other things, changes to our current employee benefit plans, our information technology infrastructure, and in our administrative and accounting processes. The ultimate extent and cost of these changes cannot be determined at this time and are being evaluated and updated as related regulations and interpretations of the 2010 Acts become available.
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
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 for detailed information regarding our accounting policies and estimates that we consider critical in preparing our consolidated financial statements. The critical accounting policies below represent those polices that management has updated during the year.
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
Revenue from sales of our power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. Historically, we have not provided for a contract loss reserve on product sales contracts as products were in their early stages of development and market acceptance, and the total costs to produce, install and commission these units could not be reasonably estimated. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. Accordingly, effective November 1, 2009, a contract loss reserve on product sales contracts is recognized at the time we become aware that estimated total costs are expected to exceed the contract sales price. We have reviewed open contracts and recorded an estimated loss of $0.2 million for the six months ended April 30, 2010. Actual results could vary from initial estimates and reserve estimates will be updated as we gain further manufacturing and operating experience. For component and spare parts sales, revenue is recognized upon shipment under the terms of the customer contract.

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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products. We reserve for estimated future warranty costs based on historical experience. Given our limited operating experience, particularly for newer product designs, actual results could vary from initial estimates. Estimates used to record warranty reserves are updated as we gain further operating experience.
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 13 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may replace the customer’s fuel cell stack with a new or used unit. Our contractual liability under LTSA’s is limited to the amount of service fees payable under the contract. This can often times be less than the cost of a new stack replacement. In order to continue to meet customer expectations on early product designs, at our election we have incurred costs in excess of our contractual liabilities.
LTSA’s for power plants that have our five-year stack design are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the contract, although we have limited operating experience with these products. Stack replacements for new agreements which include the five-year stack design are expected to only be required upon renewal of the service agreement. We expect the replacement of older stacks produced prior to the five-year stack design will continue over the next several years, and as a result, we may incur losses in order to maintain power plants. Reserve estimates for future costs associated with maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.
As our fuel cell products have been in their early stages of commercialization and market acceptance, we historically have provided for a pricing reserve if the agreement was sold below our standard pricing. As a result of our experience with these contracts and production rates of stacks and related costing, effective February 1, 2010, contract losses have been estimated. The result of this change in estimate was not material to the consolidated financial statements. As of April 30, 2010, our reserve on LTSA contracts totaled $4.9 million compared to $6.0 million as of October 31, 2009. As noted under the revenue recognition policy, revenue allocable to meeting the performance requirements of the LTSA (which may include a new or used stack replacement) is deferred until it is earned. Deferred LTSA revenue as of April 30, 2010 totaled $3.0 million compared to $2.5 million as of October 31, 2009. We estimate that reserves and deferred revenues exceed our minimum contractual liabilities under our current contracts, however, LTSA pricing, reserves and revenue deferrals are based upon estimates of future costs, which given our products’ early stage of commercialization could be materially different from actual expenses.

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
ACCOUNTING GUIDANCE UPDATE
Recently Adopted Accounting Guidance
In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance relating to the disclosure of subsequent events. Under previous guidance, SEC registrants were required to evaluate subsequent events through the date the financial statements were issued, or available for issuance, and disclose in its public filings the date through which subsequent events were evaluated. Under the amended guidance, SEC registrants are required to evaluate subsequent events through the date the financial statements are issued (rather than the date the financial statements are available for issuance), but are no longer required to disclose in its public filings the date through which subsequent events were evaluated. The amended guidance is effective immediately and has been adopted and reflected in our financial statements.
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
Recent Accounting Guidance Not Yet Effective
In April 2010, the FASB provided guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. An entity may only recognize consideration that is contingent upon the achievement of a milestone in its entirety in the period the milestone is achieved only if the milestone meets certain criteria. This guidance is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010. While we are still analyzing the potential impact of this guidance, we believe that our current practices are consistent with the guidance and, accordingly, we do not expect the adoption of this guidance will have a material impact on our financial statements.
In March 2010, the FASB issued guidance clarifying that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010 and may be early adopted in a company’s first fiscal quarter beginning after March 5, 2010 (the issuance date of the guidance). We currently do not enter into contracts containing embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another; and therefore, do not expect the adoption of this guidance will have a material impact on our financial statements or disclosures.
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Levels 1 and Levels 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company was not impacted by the disclosures effective for interim periods beginning after December 15, 2009 and we do not expect the remaining disclosures required after December 15, 2010 upon adoption of this guidance will have a material impact on our financial statements or disclosures.
In December 2009, the FASB issued revised guidance related to the consolidation of variable interest entities (“VIE”). The revised guidance requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The guidance is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2009 (November 1, 2010 for the Company), and for subsequent interim and annual reporting periods. We are evaluating the impact of adopting this guidance.

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
In June 2009, the FASB issued accounting guidance which requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. The guidance will be effective for the first quarter of fiscal 2011. We are evaluating the impact of adopting this guidance.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At April 30, 2010, U.S. treasury investments had a carrying value of $19.6 million, which approximated fair value. These investments have maturity dates ranging from January 2011 to February 2012 and a weighted average yield to maturity of 1.1%. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk from changing interest rates. Based on our overall interest rate exposure at April 30, 2010, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
As of April 30, 2010, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2010 was $0.5 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants
We hold warrants for the right to purchase an additional 3,969 shares of Versa’s common stock. The fair value of the warrants at April 30, 2010 was $0.3 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
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
Item 5. EXHIBITS

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 9, 2010.

FUELCELL ENERGY, INC.
(Registrant)

June 9, 2010 Date	/s/ Joseph G. Mahler Joseph G. Mahler
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