Form 10-Q
period 2010-07-31
FUELCELL ENERGY INC
filed 2010-09-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Registrant’s telephone number, including area code: (203) 825-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at September 8, 2010: 112,952,359

FUELCELL ENERGY, INC.
FORM 10-Q

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,728	$57,823
Investments — U.S. treasury securities	36,997	7,004
Accounts receivable, net	13,897	22,920
Inventories, net	30,574	25,433
Other current assets	4,700	6,499

Total current assets	101,896	119,679

Property, plant and equipment, net	28,832	32,394
Investments — U.S. treasury securities	15,113	—
Investment in and loans to affiliate	10,079	10,064
Other assets, net	1,311	551

Total assets	$157,231	$162,688

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$980	$997
Accounts payable	8,574	8,484
Accounts payable due to affiliate	560	1,584
Accrued liabilities	15,639	13,808
Deferred revenue, royalty income and customer deposits	22,576	17,013

Total current liabilities	48,329	41,886

Long-term deferred revenue and royalty income	8,436	10,124
Long-term debt and other liabilities	4,132	4,410

Total liabilities	60,897	56,420

Redeemable preferred stock of subsidiary	16,246	14,976

Redeemable preferred stock (liquidation preference of $64,020 at July 31, 2010 and $64,120 at October 31, 2009)	59,857	59,950

Total Equity:
Shareholders’ equity
Common stock ($.0001 par value); 150,000,000 shares authorized; 112,950,468 and 84,387,741 shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively	11	8
Additional paid-in capital	663,979	631,296
Accumulated deficit	(643,500)	(599,960)
Accumulated other comprehensive income (loss)	11	(2)
Treasury stock, Common, at cost (5,679 shares at July 31, 2010 and October 31, 2009)	(53)	(53)
Deferred compensation	53	53

Total shareholders’ equity	20,501	31,342
Noncontrolling interest in subsidiaries	(270)	—

Total equity	20,231	31,342

Total liabilities and equity	$157,231	$162,688

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	July 31,
	2010	2009
Revenues:
Product sales and revenues	$16,218	$18,738
Research and development contracts	2,655	4,279

Total revenues	18,873	23,017

Costs and expenses:
Cost of product sales and revenues	20,050	26,269
Cost of research and development contracts	2,579	2,978
Administrative and selling expenses	4,185	4,107
Research and development expenses	4,618	4,150

Total costs and expenses	31,432	37,504

Loss from operations	(12,559)	(14,487)

Interest expense	(10)	(65)
Loss from equity investment	(183)	(15)
Interest and other income, net	296	185

Loss before redeemable preferred stock of subsidiary	(12,456)	(14,382)

Accretion of redeemable preferred stock of subsidiary	(603)	(533)

Loss before provision for income taxes	(13,059)	(14,915)

Provision for income taxes	(55)	—

Net loss	(13,114)	(14,915)

Net loss attributable to noncontrolling interest	88	—

Net loss attributable to FuelCell Energy, Inc.	(13,026)	(14,915)

Preferred stock dividends	(799)	(802)

Net loss to common shareholders	$(13,825)	$(15,717)

Net loss per share to common shareholders
Basic	$(0.15)	$(0.21)
Diluted	$(0.15)	$(0.21)

Weighted average shares outstanding
Basic	93,512,868	73,493,470
Diluted	93,512,868	73,493,470
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Nine Months Ended
	July 31,
	2010	2009
Revenues:
Product sales and revenues	$42,033	$57,077
Research and development contracts	8,043	10,527

Total revenues	50,076	67,604

Costs and expenses:
Cost of product sales and revenues	57,183	83,820
Cost of research and development contracts	7,942	8,053
Administrative and selling expenses	12,888	13,108
Research and development expenses	14,327	14,940

Total costs and expenses	92,340	119,921

Loss from operations	(42,264)	(52,317)

Interest expense	(118)	(191)
Loss from equity investment	(576)	(577)
Interest and other income, net	979	730

Loss before redeemable preferred stock of subsidiary	(41,979)	(52,355)

Accretion of redeemable preferred stock of subsidiary	(1,763)	(1,559)

Loss before provision for income taxes	(43,742)	(53,914)

Provision for income taxes	(68)	—

Net loss	(43,810)	(53,914)

Net loss attributable to noncontrolling interest	270	—

Net loss attributable to FuelCell Energy, Inc.	(43,540)	(53,914)

Preferred stock dividends	(2,401)	(2,406)

Net loss to common shareholders	$(45,941)	$(56,320)

Net loss per share to common shareholders
Basic	$(0.52)	$(0.80)
Diluted	$(0.52)	$(0.80)

Weighted average shares outstanding
Basic	87,510,734	70,629,631
Diluted	87,510,734	70,629,631
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(43,810)	$(53,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,168	3,684
Loss from equity investment	576	577
Accretion of redeemable preferred stock of subsidiary	1,763	1,559
Interest receivable on loan to affiliate	(111)	(107)
Loss on derivatives	6	255
Depreciation	5,581	6,542
Amortization of bond premium	74	788
Provision (recovery) for doubtful accounts	52	(47)
(Increase) decrease in operating assets:
Accounts receivable	8,971	(1,152)
Inventories	(5,141)	(510)
Other assets	1,150	917
Increase (decrease) in operating liabilities:
Accounts payable and accounts payable due to affiliate	(934)	(6,674)
Accrued liabilities	2,680	2,703
Deferred revenue, royalty income and customer deposits	3,875	(7,351)

Net cash used in operating activities	(23,100)	(52,730)

Cash flows from investing activities:
Capital expenditures	(2,012)	(2,066)
Convertible loan to affiliate	(600)	(600)
Treasury notes matured	10,500	28,000
Treasury notes purchased	(55,680)	—

Net cash (used in) provided by investing activities	(47,792)	25,334

Cash flows from financing activities:
Repayment of debt	(299)	(176)
Proceeds from debt	—	436
Payment of preferred dividends	(2,897)	(2,829)
Net proceeds from sale of common stock	32,131	24,612
Common stock issued (repurchased) for stock plans and related expenses	(151)	273

Net cash provided by financing activities	28,784	22,316

Effects on cash from changes in foreign currency rates	13	(5)

Net decrease in cash and cash equivalents	(42,095)	(5,085)
Cash and cash equivalents-beginning of period	57,823	38,043

Cash and cash equivalents-end of period	$15,728	$32,958

Supplemental cash flow disclosures:
Cash interest paid	$118	$191

Noncash operating activity:
Stock issued in settlement of prior year bonus obligation	$673	$926
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of July 31, 2010 have been included. All intercompany accounts and transactions have been eliminated.
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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Revenue from sales of our DFC power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. Prior to fiscal 2010, we did not provide for a contract loss reserve on product sales contracts as products were in their early stages of development and market acceptance, and the total costs to produce, install and commission these units could not be reasonably estimated. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. Accordingly, effective November 1, 2009, a contract loss reserve on product sales contracts is recognized at the time we become aware that estimated total costs are expected to exceed the contract sales price. We have reviewed open contracts and recorded an estimated loss of $0.5 million for the nine months ended July 31, 2010. Actual results could vary from initial estimates and reserve estimates will be updated as we gain further manufacturing and operating experience. For component and spare parts sales, revenue is recognized upon shipment under the terms of the customer contract.
Revenue earned by performing routine monitoring and maintenance under LTSA’s is recognized ratably over the term of the contract. Costs for performing routine and unplanned maintenance are recognized as incurred. For service contracts which include a minimum operating output over the course of the contract, a portion of the contract revenue is deferred until such time as it is earned through power plant performance.
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
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 13 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may replace the customer’s fuel cell stack with a new or used unit. Our contractual liability under LTSA’s is limited to the amount of service fees payable under the contract. This can often times be less than the cost of a new stack replacement. In order to continue to meet customer expectations on early product designs, we have often incurred costs in excess of our contractual liabilities.
LTSA’s for power plants that have our five-year stack design are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the contract, although we have limited operating experience with these products. Stack replacements for new agreements which include the five-year stack design are expected to only be required upon renewal of the service agreement. We expect the replacement of older stacks produced prior to the five-year stack design will continue over the next several years, and as a result, we may incur losses in order to fulfill the requirements of LTSA’s. Reserve estimates for future costs associated with maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
As our fuel cell products have been in their early stages of commercialization and market acceptance, we historically had not provided for a pricing reserve if the agreement was sold below our standard pricing. As a result of our experience with these contracts and production rates of stacks and related costing, effective February 1, 2010, the method of estimating LTSA contract losses has been revised resulting in a $0.5 million benefit to the consolidated statement of operations in the second fiscal quarter of 2010. As of July 31, 2010, our reserve on LTSA contracts totaled $5.5 million compared to $6.0 million as of October 31, 2009. Deferred LTSA revenue as of July 31, 2010 totaled $3.1 million compared to $2.5 million as of October 31, 2009. We estimate that reserves and deferred revenues exceed our minimum contractual liabilities under our current contracts, however, LTSA pricing reserves and revenue deferrals are based upon estimates of future costs, which given our products’ early stage of commercialization could be materially different from actual expenses. Net loss on service agreements were $3.0 million and $3.6 million for the quarters ended July 31, 2010 and 2009, respectively.
Inventories and Advance Payments to Vendors
Inventories consist principally of raw materials and work-in-process and are stated at the lower of cost or market. In certain circumstances, we will make advance payments to vendors for future inventory deliveries. These advance payments (net of related reserves) are recorded as other current assets on the consolidated balance sheets.
Prior to November 1, 2009, we provided for a lower of cost or market (“LCM”) reserve to the cost basis of inventory at the time of purchase. During the second half of 2009, we began production of our newest megawatt-class power plants and modules. The manufactured cost per kilowatt of these products is lower than previous models due to a 17 percent power increase and lower component and raw materials cost and are expected to be gross margin positive on a unit by unit basis. As a result, beginning in fiscal 2010, we revised our method of estimating contract losses and no longer provide for an LCM reserve on new inventory purchased. As inventory is utilized in finished products and sold, the Company expects the LCM reserve to continue to decline.
Concentrations
We contract with a small number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the three and nine months ended July 31, 2010 and 2009 included POSCO Power (“POSCO”), which is a related party and owns approximately 10 percent of the outstanding common shares of the Company, the U.S. government (primarily the Department of Energy) and Pacific Gas and Electric Company.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The percent of consolidated revenues from each customer is presented below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
POSCO	46%	74%	57%	68%
Pacific Gas and Electric Company	29%	—	11%	—
U.S. Government	14%	19%	16%	16%

Combined	89%	93%	84%	84%

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
Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net loss attributable to FuelCell	$(13,026)	$(14,915)	$(43,540)	$(53,914)
Foreign currency translation adjustments	—	(1)	13	(5)

Comprehensive loss	$(13,026)	$(14,916)	$(43,527)	$(53,919)

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
The prior period financial statements have not been adjusted as our noncontrolling interests holders have always been in a deficit position. The proforma impact on the total equity section of our consolidated balance sheet as of October 31, 2009 had this guidance been required for that period would have been a $1.9 million reduction in accumulated deficit in total shareholders’ equity and an increase in the deficit position for noncontrolling interest in subsidiaries. Had this guidance been required for the prior year periods, net loss attributable to common shareholders would have been $15.6 million and $56.0 million for the three and nine months ended July 31, 2009, respectively, and basic and diluted net loss per share attributable to common shareholders would have been $(0.21) and $(0.79) for three and nine months ended July 31, 2009, respectively.

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
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (November 1, 2010 for the Company), with early adoption permitted. We are evaluating the impact of adopting this guidance.

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
Note 2. Investments
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at July 31, 2010 and October 31, 2009:

		Gross	Gross
	Amortized	unrealized	unrealized
	Cost	gains	(losses)	Fair Value
U.S. Government Obligations
As of July 31, 2010	$52,110	$56	$(1)	$52,165
As of October 31, 2009	$7,004	$40	$—	$7,044
The following table summarizes the contractual maturities of investments at amortized cost and fair value as of July 31, 2010:

			Weighted
	Amortized		average yield
	Cost	Fair Value	to maturity
Due within one year	$36,997	$36,997	0.2%
Due after one year	15,113	15,168	1.2%

Total investments	$52,110	$52,165	0.5%

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 3. Accounts Receivable
Accounts receivable at July 31, 2010 and October 31, 2009 consisted of the following:

	July 31,	October 31,
	2010	2009
U.S. Government:
Amount billed	$1,013	$574
Unbilled recoverable costs	650	776

	1,663	1,350
Commercial Customers:
Amount billed	4,849	5,439
Unbilled recoverable costs	7,385	16,131

	12,234	21,570

	$13,897	$22,920

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.07 million and $0.02 million at July 31, 2010 and October 31, 2009, respectively.
Note 4. Inventories
Inventories are stated at the lower of cost or market price. The components of inventory at July 31, 2010 and October 31, 2009 consisted of the following:

	July 31,	October 31,
	2010	2009

Raw materials	$14,833	$14,583
Work-in-process	22,478	19,790

Gross inventory	37,311	34,373
Less amount to reduce certain inventories to lower of cost or market	(6,737)	(8,940)

Net inventory	$30,574	$25,433

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 5. Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Property, plant and equipment at July 31, 2010 and October 31, 2009 consisted of the following:

	July 31,	October 31,	Estimated
	2010	2009	Useful Life

Land	$524	$524	—
Building and improvements	7,000	6,851	10-26 years
Machinery, equipment and software	64,973	59,860	3-15 years
Furniture and fixtures	2,635	2,604	10 years
Power plants for use under PPAs	17,743	17,743	10 years
Construction in progress (1)	3,435	6,710

	96,310	94,292
Less, accumulated depreciation and amortization	(67,478)	(61,898)

Property, plant and equipment, net	$28,832	$32,394

(1)
Included in construction in progress are costs of $0.9 million and $0.8 million at July 31, 2010 and October 31, 2009, respectively, to build power plants that will service power purchase agreement contracts.

Depreciation expense was $5.6 million and $6.5 million, for the nine months ended July 31, 2010 and 2009, respectively.
Note 6. Investment in and Loans to Affiliate
Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell-based (“SOFC”) system. Versa is a private company founded in 2001 that has been developing advanced SOFC systems for various stationary and mobile applications.
During the second quarter of fiscal 2010, we invested $0.6 million in Versa in the form of a convertible note and received warrants for the right to purchase 861 shares of common stock with an exercise price of $139 per share. As of July 31, 2010, we own 77,140 shares of Versa common stock, representing 39 percent of Versa’s outstanding common shares. In addition, we have convertible loans receivable from Versa of $3.2 million and hold warrants for the right to purchase a total of 3,969 shares of Versa common stock at a weighted average price of $161 per share. Should the convertible notes and warrants be converted, our total ownership interest in Versa would increase to 45 percent.
We account for Versa under the equity method of accounting and recognize our share of the losses as loss from equity investments on the consolidated statements of operations. We recorded losses from Versa of $0.2 million and $0.6 million during the three and nine months ended July 31, 2010, respectively, and $0.02 million and $0.6 million during the three and nine months ended July 31, 2009, respectively. Our total investment in and loans to Versa was $10.1 million as of July 31, 2010 and October 31, 2009.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 7. Accrued Liabilities
Accrued liabilities at July 31, 2010 and October 31, 2009 consisted of the following:

	July 31,	October 31,
	2010	2009

Accrued payroll and employee benefits	$2,746	$3,258
Accrued contract and operating costs (1)	4,970	3,190
Reserve for product warranty costs (2)	501	500
Reserve for long-term service agreement costs	5,515	5,950
Accrued taxes and other	1,907	910

Total	$15,639	$13,808

(1)
Includes $2.3 million and $2.2 million at July 31, 2010 and October 31, 2009, respectively, potentially owed to customers related to contract performance. In June 2010 the Company entered into an agreement with Marubeni Corporation to return certain advance contract payments, resolve claims for services and repurchase surplus inventory items previously sold to Marubeni Corporation. The agreement calls for payments of approximately $1.9 million to Marubeni Corporation between June and December 2010 and a payment of $1.0 million upon title transfer of surplus inventory to FuelCell. As of July 31, 2010, $2.5 million was recorded in acrued expenses related to this agreement. The Company does not expect to incur a charge to the consolidated statement of operations as a result of this agreement and may record a gain in the range of $0.3 million to $1.3 million depending on the valuation of inventory recovered. Terms of the agreement are expected to be completed in December of 2010.

(2)
Activity in the reserve for product warranty costs during the nine months ended July 31, 2010 included additions for specific known warranty issues totaling $1.5 million, other additions for estimates of potential future warranty obligations of $1.0 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $2.5 million as contracts progress through the warranty period or are beyond the warranty period.

Note 8. Debt
At July 31, 2010 and October 31, 2009, debt consisted of the following:

	July 31,	October 31,
	2010	2009

Connecticut Development Authority Note	$3,874	$4,000
Connecticut Clean Energy Fund Note	694	650
Capitalized lease obligations	170	321

Total debt	4,738	4,971
Less — current portion	(980)	(997)

Long-term debt	$3,758	$3,974

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
We have leased technology and other equipment. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.
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
Share-based compensation reflected in the consolidated statements of operations for the three and nine months ended July 31, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Cost of product sales and revenues	$191	$263	$583	$777
Cost of research and development contracts	53	43	130	145
General and administrative expense	408	642	974	2,137
Research and development expense	139	182	480	607

Total share-based compensation	$791	$1,130	$2,167	$3,666

Activity under our equity incentive plans for the nine months ended July 31, 2010 was as follows:

	Stock Options		Restricted Stock Awards
		Weighted		Weighted
	Number of	average	Number of	average
	options	price ($)	RSAs	price ($)
Outstanding at October 31, 2009	5,740,705	10.86	593,262	2.88
Granted	171,139	2.89	749,849	2.70
Exercised / Vested	—	—	(135,417)	2.85
Cancelled	(673,743)	11.69	(21,372)	2.85

Outstanding at July 31, 2010	5,238,101	10.56	1,186,322	2.77

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Activity under our ESPP for the nine months ended July 31, 2010 was as follows:

Number of
Shares
Balance at October 31, 2009	207,207
Issued @ $2.70	(39,858)
Issued @ $2.34	(39,646)

Balance at July 31, 2010	127,703

Note 10. Conversion of Preferred Stock
During the nine months ended July 31, 2010, 100 shares of Series B redeemable preferred stock, with a book value of $0.1 million net of original issuance costs, were converted into 8,510 shares of common stock.
Note 11. Equity
Changes in total equity for the nine months ended July 31, 2010 was as follows:

	Total
	Shareholders’	Noncontrolling
	Equity	interest	Total Equity

Balance at October 31, 2009	$31,342	$—	$31,342

Share-based compensation	2,168		2,168
Sale of common stock	32,104		32,104
Stock issued under benefit plans	722		722
Preferred dividends — Series B	(2,401)		(2,401)
Conversion of Series B preferred stock to common stock, net of original issuance costs	93		93
Effect of foreign currency translation	13		13
Net loss	(43,540)	(270)	(43,810)

Balance at July 31, 2010	$20,501	$(270)	$20,231

During the third quarter, the Company sold 27,600,000 shares of its common stock at $1.25 per share in a public offering that generated net cash proceeds of approximately $32.1 million. The Company intends to use the net proceeds from this offering for product development, project financing, expansion of manufacturing capacity and general corporate purposes.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 12. Net Loss Per Share
The calculation of basic and diluted net loss per share was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Numerator
Net loss	$(13,114)	$(14,915)	$(43,810)	$(53,914)
Net loss attributable to noncontrolling interest	88	—	270	—
Preferred stock dividend	(799)	(802)	(2,401)	(2,406)

Net loss to common shareholders	$(13,825)	$(15,717)	$(45,941)	$(56,320)

Denominator
Weighted average basic common shares	93,512,868	73,493,470	87,510,734	70,629,631
Effect of dilutive securities (1)	—	—	—	—

Weighted average diluted common shares	93,512,868	73,493,470	87,510,734	70,629,631

Basic loss per share	$(0.15)	$(0.21)	$(0.52)	$(0.80)

Diluted loss per share (1)	$(0.15)	$(0.21)	$(0.52)	$(0.80)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At July 31, 2010 and 2009, there were options to purchase 5.2 million and 5.8 million shares of common stock, respectively. There were no outstanding warrants as of July 31, 2010 and 0.5 million outstanding warrants at July 31, 2009. Refer to our Annual Report on Form 10-K for the year ended October 31, 2009 for information on our convertible preferred stock.

Note 13. Commitments and Contingencies
We have pledged approximately $9.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2010, outstanding letters of credit totaled $7.3 million. These expire on various dates through May 2012.

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
Overview. This section provides a general description of our business.
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended July 31, 2010 and 2009. In addition, a description is provided of transactions and events that impact the comparability of the results being analyzed.
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
OVERVIEW
We are a world leader in the development and production of stationary fuel cells for commercial, industrial, government, and utility customers. Our ultra-clean and high efficiency power plants are generating power at over 50 locations worldwide. Our products have generated over 550 million kilowatt hours (“kWh”) of power using a variety of fuels including renewable wastewater gas, food and beverage waste, natural gas and other hydrocarbon fuels.
Our power plants offer higher-efficiency stationary power generation for customers. In addition to our commercial products, we continue to develop our carbonate fuel cells, planar solid oxide fuel cell technology and other fuel cell technologies with our own and government research and development funds.

Our proprietary carbonate power plants electrochemically (without combustion) produce electricity directly from readily available hydrocarbon fuels such as natural gas and biogas. Customers buy fuel cells to reduce cost and pollution, and improve power reliability. Electric generation without combustion significantly reduces harmful pollutants such as Nitrogen Oxide and particulates. Higher fuel efficiency results in lower emissions of carbon dioxide (“CO2”), a major greenhouse gas, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced. Greater efficiency reduces customers’ exposure to volatile fuel costs and minimizes operating costs. Our fuel cells operate 24/7 providing reliable power to both on-site customers and for grid-support applications.
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
Comparison of Three Months Ended July 31, 2010 and July 31, 2009
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended July 31, 2010 and 2009 were as follows:

	Three Months Ended
	July 31,		Change
	2010	2009	$	%
Revenues:
Product sales and revenues (1)	$16,218	$18,738	$(2,520)	(13)
Research and development contracts	2,655	4,279	(1,624)	(38)

Total	$18,873	$23,017	$(4,144)	(18)

Cost of revenues:
Product sales and revenues (2)	$20,050	$26,269	$(6,219)	(24)
Research and development contracts	2,579	2,978	(399)	(13)

Total	$22,629	$29,247	$(6,618)	(23)

Gross Margin:
Product sales and revenues	$(3,832)	$(7,531)	$3,699	49
Research and development contracts	76	1,301	(1,225)	(94)

Total	$(3,756)	$(6,230)	$2,474	40

Product Sales Cost-to-revenue ratio (3)	1.24	1.40

(1)	Product sales and revenues consist primarily of revenue from power plant products, long-term service agreements and power purchase agreements.

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
Total revenues for the three months ended July 31, 2010 decreased $4.1 million, or 18 percent to $18.9 million from $23.0 million during the same period last year. Total cost of revenues for the three months ended July 31, 2010 decreased $6.6 million, or 23 percent to $22.6 million from $29.2 million during the same period last year.
We contract with a small number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the three and nine months ended July 31, 2010 and 2009 included POSCO Power (“POSCO”), which is a related party and owns approximately 10 percent of the outstanding common shares of the Company, the U.S. government (primarily the Department of Energy) and Pacific Gas and Electric Company. On a combined basis, these customers accounted for 89 percent and 93 percent of consolidated revenues for the three months ended July 31, 2010 and 2009, respectively. POSCO accounted for 46 percent and 74 percent of consolidated revenues, Pacific Gas and Electric Company accounted for 29 percent and 0 percent, and the U.S. government accounted for 14 percent and 19 percent of consolidated revenues for the three months ended July 31, 2010 and 2009, respectively.

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
Product sales and revenues
Product sales and revenues for the three months ended July 31, 2010 totaled $16.2 million compared to $18.7 million which is a $2.5 million, or 13 percent decline compared to the third quarter of 2009. Compared to the prior year quarter, revenues are lower as the U.S. market has been in an economic downturn. However, revenues increased by $3.2 million or 25 percent from $13.0 million reported in the second quarter. Order activity in the U.S. increased in the third quarter with 3.4 MW of new orders resulting in increased revenue over the second quarter. Partially offsetting the year over year decline was higher revenue due to an increased number of long-term service agreements (“LTSAs”) resulting from sales of service agreements on power plant installations in South Korea. Total product sales and service backlog as of July 31, 2010, was $79.8 million including $24.6 million related to LTSAs. This compares to $104.8 million as of July 31, 2009 including $25.5 million related to LTSAs.
Cost of product sales and revenues decreased $6.2 million, or 24 percent in the third quarter 2010 to $20.1 million compared to $26.3 million for the third quarter 2009. This decrease is primarily due to the shift in sales from complete power plants to fuel cell stack modules for POSCO, production of lower cost multi-megawatt products and a lower manufacturing run-rate than the prior year quarter.
Net loss on service agreements were $3.0 million and $3.6 million for the quarters ended July 31, 2010 and 2009, respectively. Revenue earned by performing routine monitoring and maintenance under LTSAs is recognized ratably over the term of the contract. Costs for performing maintenance are recognized as incurred. Costs in excess of revenues are largely driven by stack replacements, unplanned maintenance and repairs, excess capacity and increases in estimated contract loss reserves. Should our power plants fail to meet minimum operating levels, we may be required to replace the fuel cell stack with a new or used stack. Our contractual liability under LTSAs is limited to the amount of service fees payable under the contract, which can often times be less than the cost of a new stack replacement. However, in order to continue to meet customer expectations on early product designs, we often incur costs in excess of our contractual liabilities. Excluding these net service agreement costs, the cost-to-revenue ratio would have been 1.06-to-1 for the third quarter of 2010 compared to 1.22-to-1 for the third quarter of 2009.
Power plants with our five-year stack design are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the LTSA, however the Company will continue to monitor performance and life of these stacks based on actual performance at customer sites. Stack replacements for these agreements are expected to only be required upon renewal of the LTSA. Accordingly, five-year LTSA’s with our five-year stack design have not required a contract loss reserve. We expect the replacement of older stacks produced prior to the five-year stack design to continue over the next several years, and as a result, we may continue to incur additional losses in order to maintain power plants to the extent costs exceed our contract loss reserves on these legacy service agreements. Future costs for maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.

Gross margins for product sales and revenues improved over the prior year quarter by $3.7 million, driven primarily by sales of lower cost megawatt—class modules compared to products produced in the same period in the prior year. The product cost-to-revenue ratio was 1.24-to-1.00 in the third quarter of 2010 compared to 1.40-to-1.00 in the third quarter of 2009.
Research and development contracts
Research and development contract revenue in the third quarter 2010 was $2.7 million, compared to $4.3 million in the third quarter 2009. Cost of research and development contracts decreased $0.4 million to $2.6 million in the third quarter 2010 compared to $3.0 million in the third quarter 2009. The reduction in contract revenue year-over-year reflects decreased activity under the solid oxide fuel cell development contract with the U.S. Department of Energy (DOE).
Research and development contract backlog as of July 31, 2010 was $7.4 million, of which Congress has authorized funding of $5.1 million compared to $15.3 million and $3.5 million funded as of July 31, 2009. The Company is currently proposing on the third phase of the solid oxide fuel cell development contract with a decision from the DOE anticipated by the end of 2010. Should government funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.
Administrative and selling expenses
Administrative and selling expenses for the three months ended July 31, 2010 increased $0.1 million to $4.2 million compared to $4.1 million in the prior year period on increased sales and marketing activities. This increase reflects increased sales and market development activities.
Research and development expenses
Research and development expenses for the three months ended July 31, 2010 were $4.6 million, compared to $4.2 million in the prior year period on increased product development.
Loss from operations
Loss from operations for the three months ended July 31, 2010 improved by $1.9 million and totaled $12.6 million compared to a loss from operations of $14.5 million for the three months ended July 31, 2009. The improvement in net loss from operations was primarily due to improved product margins which reduced loss by $3.7 million. This improvement was partially off-set by lower research and development contract margins of $1.2 million on timing of contract activity and higher selling general and administrative and research and development costs of $0.5 million.
Loss from equity investment
Our share of equity losses in Versa was $0.2 million for the three months ended July 31, 2010 compared to $0.02 million for the same period in 2009.
Interest and other income, net
Interest and other income, net, was $0.3 million for the three months ended July 31, 2010 compared to $0.2 million for the same period in 2009. This increase is due to license fee income on the POSCO technology transfer agreements.

Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FuelCell Energy, Ltd., were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares is increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.6 million and $0.5 million for the three months ended July 31, 2010 and 2009, respectively.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses. Additionally, no tax benefit has been recognized for these net operating losses or other deferred tax assets since management cannot reasonably estimate when the Company will generate taxable income.
The Company incurred foreign income tax expense (approximately $0.1 million for the three months ended July 31, 2010) related to royalty income from POSCO.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended July 31, 2010 was $0.1 million. During the year, we adopted new guidance on the accounting for noncontrolling interest (formerly “minority interest”). See Note 1 to the Consolidated Financial Statements for further details.
Preferred Stock dividends
Dividends paid on the Series B Preferred Stock were $0.8 million in each of the quarters ended July 31, 2010 and 2009.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest plus the preferred stock dividends on the Series B Preferred Stock. For the three months ended July 31, 2010 and 2009, net loss to common shareholders was $13.8 million and $15.7 million, respectively and loss per common share was $(0.15) and $(0.21), respectively.

Comparison of Nine Months Ended July 31, 2010 and July 31, 2009
Revenues and Costs of revenues
Our revenues and cost of revenues for the nine months ended July 31, 2010 and 2009 were as follows:

	Nine Months Ended
	July 31,		Change
	2010	2009	$	%
Revenues:
Product sales and revenues	$42,033	$57,077	$(15,044)	(26)
Research and development contracts	8,043	10,527	(2,484)	(24)

Total	$50,076	$67,604	$(17,528)	(26)

Cost of revenues:
Product sales and revenues	$57,183	$83,820	$(26,637)	(32)
Research and development contracts	7,942	8,053	(111)	(1)

Total	$65,125	$91,873	$(26,748)	(29)

Gross Margin:
Product sales and revenues	$(15,150)	$(26,743)	$11,593	(43)
Research and development contracts	101	2,474	(2,373)	(96)

Total	$(15,049)	$(24,269)	$9,220	(38)

Product Sales Cost-to-revenue ratio	1.36	1.47

Total revenues for the nine months ended July 31, 2010 decreased $17.5 million, or 26 percent to $50.1 million from $67.6 million during the same period last year. Total cost of revenues for the nine months ended July 31, 2010 decreased $26.7 million, or 29 percent to $65.1 million from $91.9 million during the same period last year.
We contract with a small number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the nine months ended July 31, 2010 and 2009 included POSCO, the U.S. government and Pacific Gas and Electric Company. On a combined basis, these customers accounted for 84 percent in each of the nine months ended July 31, 2010 and 2009 of consolidated revenues. POSCO accounted for 57 percent and 68 percent, Pacific Gas and Electric Company accounted for 11 percent and 0 percent and the U.S. government accounted for 16 percent of consolidated revenues for each of the nine months ended July 31, 2010 and 2009, respectively.
Product sales and revenues
Product sales and revenues declined $15.0 million, or 26 percent in the first nine months of 2010 to $42.0 million compared to $57.1 million in the first nine months of 2009. A change in product sales mix from complete power plants to stack modules to POSCO compared to the prior year quarter resulted in lower overall product revenue. Partially offsetting this decline was higher revenue from long-term service agreements (“LTSAs”) due to sales of service agreements on power plant installations in South Korea.
Cost of product sales and revenues decreased $26.6 million, or 32 percent in the nine months ended July 31, 2010 to $57.2 million compared to $83.8 million for the nine months ended July 31, 2009. This decrease is also due to the shift in sales from complete power plants to fuel cell stack modules for POSCO, as well as production of lower cost multi-megawatt products.

Gross margins for product sales and revenues improved by $11.6 million over the prior period primarily due to a change in the sales mix towards lower cost MW class products. The up-rated 1.4 MW fuel cell stacks now in production are generating higher revenue with no commensurate increase in production costs. This improvement was partially offset by charges for warranty and commissioning primarily in the first and second quarters of fiscal 2010. The product cost-to-revenue ratio was 1.36-to-1.00 compared to 1.47-to-1.00 for the same period one year ago. The cost ratio improved on sales of lower cost products and was negatively impacted by warranty and commissioning costs, and lower sales compared to the prior period.
Research and development contracts
Research and development contract revenue decreased $2.5 million to $8.0 million in the nine months ended July 31, 2010 compared to $10.5 million for the nine months ended July 31, 2009. Cost of research and development contracts decreased $0.1 million to $7.9 million in the nine months ended July 31, 2010 compared to $8.0 million in the nine months ended July 31, 2009. The decline in revenue was primarily due to completion of the Vision 21 and Ship Service fuel cell contracts with the U.S. Department of Energy (“DOE”) and U.S. Navy, respectively. The decrease in cost of research and development contracts resulted from the impact of different cost-shares on our contracts and different levels of activity between our contracts for these periods.
Administrative and selling expenses
Administrative and selling expenses for the nine months ended July 31, 2010 decreased slightly to $12.9 million compared to $13.1 million in the prior year period.
Research and development expenses
Research and development expenses for the nine months ended July 31, 2010 decreased $0.6 million to $14.3 million compared to the prior year period as a result of planned expense reduction actions taken in February 2009 and increased support by the Company’s engineers on non-research and development activities.
Loss from operations
Loss from operations for the nine months ended July 31, 2010 totaled $42.3 million compared to a loss from operations of $52.3 million for the nine months ended July 31, 2009. The improvement in net loss from operations was due to the $9.2 million net improvement in gross margin on product sales and research and development contracts, and lower administrative and selling expenses and research and development expenses.
Loss from equity investment
Our share of equity losses in Versa was $0.6 million in each of the nine month periods ended July 31, 2010 and 2009.
Interest and other income, net
Interest and other income, net, was $1.0 million for the nine months ended July 31, 2010 compared to $0.7 million for the same period in 2009. This increase is due to license fee income on the POSCO technology transfer agreements.
Accretion of Preferred Stock of Subsidiary
The accretion of the fair value discount on the Series 1 Preferred Shares was $1.8 million and $1.6 million for the nine months ended July 31, 2010 and 2009, respectively.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses. Additionally, no tax benefit has been recognized for these net operating losses or other deferred tax assets since management cannot reasonably estimate when the Company will generate taxable income.

The Company incurred foreign income tax expense (approximately $0.1 million for the nine months ended July 31, 2010) related to royalty income from POSCO.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the nine months ended July 31, 2010 was $0.3 million. During the year, we adopted new guidance on the accounting for noncontrolling interest (formerly “minority interest”). See Note 1 to the Consolidated Financial Statements for further details.
Preferred Stock dividends
Dividends paid on the Series B Preferred Stock were $2.4 million in each of the nine month periods ended July 31, 2010 and 2009.
Net loss to common shareholders and loss per common share
For the nine months ended July 31, 2010 and 2009, net loss to common shareholders was $45.9 million and $56.3 million, respectively and loss per common share was $(0.52) and $(0.80), respectively.
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
We believe we can reach net income breakeven at a sustained annual order and production volume of approximately 75 MW to 125 MW. The low end for this range would require sustained annual production primarily of our DFC1500 and DFC3000 power plants. The higher end of this range assumes a broader mix of our products including modules, components and our DFC1500 and DFC300 power plants. Actual results will depend on product mix, volume, future service costs, and market pricing.
During the third quarter, our manufacturing run-rate was an annualized 22 MW, compared to 30 MW in fiscal 2009 to match production with customer delivery requirements on remaining backlog. Our product backlog as of July 31, 2010 was approximately 28 MW compared to approximately 44 MW as of October 31, 2009.
Our overall manufacturing process (module manufacturing, final assembly, testing and conditioning) has a production capacity of 70 MW per year for our current product design. To increase capacity to beyond 70 MW to 140 MW, the Company would invest approximately $35 — $45 million. Timing of this investment will be dictated by the level of product backlog and customer lead-time requirements.

Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled $67.8 million as of July 31, 2010 compared to $64.8 million as of October 31, 2009.
In July 2010 we completed an underwritten public offering of 27,600,000 shares of common stock at a price to the public of $1.25 per share. Net proceeds to the Company from the offering, after deducting the underwriters’ discounts and commissions and offering expenses, were approximately $32.1 million. Excluding this offering and a prior year stock offering which totaled $22.5 million, our net cash use for the nine months ended July 31, 2010 totaled $29.1 million compared to $56.4 million in the same 2009 period. Cash use improved over the prior year period on increased customer milestone payments and lower overall product and operating costs.
Cash and cash equivalents as of July 31, 2010 was $15.7 million compared to $57.8 million as of October 31, 2009. Investments in U.S. Treasuries totaled $52.1 million as of July 31, 2010 compared to $7.0 million as of October 31, 2009. Our cash use is impacted by numerous factors including the timing of new orders and customer milestone payments, changes in working capital, capital spending and the factory production rate. Our future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. We may also raise capital through debt or equity offerings; however, there can be no assurance that we will be able to obtain additional capital in the future. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans. The key components of our cash inflows and outflows were as follows:
Operating Activities — Cash used for operating activities was $23.1 million during the first nine months of 2010 compared to $52.7 million used during the first nine months of 2009. The improvement over the prior year period was driven primarily by a lower net loss and reduced net working capital usage.
Components of the $23.1 million of cash used in operating activities were a net loss of $43.8 million off-set by non-cash items including depreciation, stock based compensation and certain other items of $10.1 million and a working capital benefit of $10.6 million. Working capital improved through decreased accounts receivable of $9.0 million, increased deferred revenue of $3.9 million due to milestone payments primarily related to our POSCO product and sales contracts. Also benefiting working capital was a $1.1 million reduction of other assets on lower vendor advances and higher accounts payable and accrued expenses of $1.7 million. These working capital improvements were partially offset by higher inventory of $5.1 million related to product in inventory not yet applied to customer contracts.
Investing Activities — Cash used in investing activities was $47.8 million during the first nine months of 2010 compared to net cash provided by investing activities of $25.3 million during the first nine months of 2009. The decrease was due to the net purchase of U.S treasuries during 2010 of $55.7 million, capital expenditures of $2.0 million and a $0.6 million convertible loan made to our affiliate Versa Power Systems. These changes were partially offset by $10.5 million from the maturity of U.S. treasuries in the period.
Financing Activities — Cash provided by financing activities was $28.8 million during the first nine months of 2010 compared to $22.3 million in the first nine months of 2009. Cash provided by financing activities consisted primarily of $32.1 million from the sale and issuance of common stock partially offset by the payment of preferred stock dividends of $2.8 million, debt repayment of $0.3 million and restricted stock transactions of $0.2 million.

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
South Korea: The South Korean Government passed a Renewable Portfolio Standard (RPS) beginning in 2012 that mandates 350 MW of renewable energy per year through 2016, and 700 MW per year through 2022. Fuel cells operating on natural gas and biogas fully qualify under the mandates of the program. To meet this demand, POSCO Power is currently constructing a fuel cell stack module assembly plant with annual capacity of 100 MW. During the third quarter, the Company entered into a contract to procure and sell fuel cell stack module assembly and conditioning equipment to POSCO Power for use at their new plant. The localization strategy to sell fuel cell components to POSCO Power for stacking, assembling and conditioning fuel cell modules in South Korea allows FuelCell Energy to leverage its manufacturing capacity, reduce costs, and ensure that products meet the needs of individual markets.
California: The State and its Public Utilities Commission (CPUC) are driving clean energy deployment to reduce greenhouse gases and pollution while encouraging the utilization of distributed generation. Distributed generation improves reliability by generating power at the point of use and relieves congestion of the electrical grid. Recent orders in the utility and renewable biogas markets are in response to these needs.
In April, the CPUC approved four DFC1500 fuel cell projects totaling 5.6 MW at four different universities, consistent with their goal of increasing distributed generation capacity. Following this approval, Pacific Gas and Electric, one of the largest utilities in the United States, ordered two 1.4 MW DFC1500 fuel cell power plants during the third quarter for installation at two university campuses in California. The power plants provide ultra-clean, efficient power to the electrical grid and byproduct heat to the universities. The quiet operation and near zero emissions of NOx, SOx and particulate matter allows siting of the fuel cell power plants in a university setting. This is the first multiple megawatt order by a U.S. utility and follows the South Korean fuel cell market, which has adopted the utility ownership model.
Converting the waste problems of food and beverage processors, wastewater treatment plants and agricultural operations into biogas is a large and growing market. Once biogas is created, DFC® fuel cells are the most efficient process available to generate ultra-clean power from this renewable fuel source. In a pioneering use of a 1.4 MW DFC1500 fuel cell power plant, a chicken farm in California will convert animal waste into renewable biogas using an anaerobic digester. This is an economically attractive method for solving animal waste disposal issues as it efficiently generates reliable power from a renewable resource while emitting virtually no pollutants such as NOx, SOx or particulate matter.

A cost effective solution that provides reliable on-site power while complying with stringent clean air regulations drove the purchase by Eastern Municipal Water District in Riverside County, California for two additional 0.3 MW DFC300 fuel cell power plants. This repeat customer wants to utilize the biogas created by the wastewater treatment process to produce renewable power at the point of use for a new treatment plant.

Connecticut: The Company announced the sale of a 0.3 MW DFC300 fuel cell power plant that will be installed at a frozen food processor to support their around-the-clock refrigeration and cold storage needs. The high efficiency of the power plant will result in lower fuel and electrical costs while on-site power generation enhances reliability, power quality and energy security.
The need for ultra-clean and reliable distributed generation by the U.S. Department of Defense drove an order for two 0.3 MW DFC300 power plants. The high efficiency fuel cells will be installed at U.S. Navy Submarine Base New London where they will be configured to utilize the byproduct heat for boiling water, reducing fuel costs for the Base. This order represents the fifth U.S. military base that will have a DFC® fuel cell power plant.
The Company is working through phase II of the U.S. Department of Energy loan guarantee application process for 27.3 MW of the 43.5 MW of fuel cell projects selected by the Connecticut Department of Utility Control (CDUC). If approved, the Company will then negotiate term sheets for funding. Concurrent with this process, the Company is in active discussions with private financing sources.
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
Solid Oxide Fuel Cell Development: The Company has partnered with Versa Power Systems Inc., for the development of a Large Scale Coal-Based Solid Oxide Fuel Cell under the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) Program. The FuelCell Energy/Versa team remains on track to meet cost and performance objectives for a minimum 25 kW fuel cell stack in Phase II of the program and is currently testing a stack tower with capacity greater than 25 kW. The full scale advanced fuel cell system to be demonstrated in Phase III is expected to incorporate an SOFC module with an output of at least 250 kW to efficiently convert the energy contained in coal to ultra-clean grid electrical power.

Advanced Hydrogen Programs: The Company is collaborating with Air Products and Chemicals (NYSE: APD) to demonstrate a renewable hydrogen refueling station in California. Both the fuel cell power plant and the hydrogen refueling station are being installed at a wastewater treatment plant, which is located next to a major freeway in downtown Los Angeles. The fuel cell will operate on renewable bio-gas from the wastewater treatment process and will generate three value streams, including 1) hydrogen for vehicle refueling; 2) ultra-clean electricity; and 3) usable heat. The fuel cell power plant has been installed and is expected to be operational on natural gas by the fourth quarter of 2010 and operational on bio-gas by early 2011.
Other Government Research: During the third quarter of 2010, the Company was selected for five different projects by the U.S. Department of Energy (DOE) with awards totaling in excess of $5 million. These projects are currently under negotiation with the DOE.
Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2010 and the related payments by fiscal year are as follows:

	Payments Due by Period
		Less			More
		than	1 – 3	3 – 5	than
	Total	1 Year	Years	Years	5 Years
Capital and operating lease commitments (1)	$3,975	$1,076	$1,493	$1,257	$149
Term loans (principal and interest)	5,778	1,029	730	730	3,289
Purchase commitments(2)	38,710	30,459	2,197	6,054	—
Series 1 Preferred dividends payable (3)	23,916	12,408	2,423	2,423	6,662
Series B Preferred dividends payable (4)

Totals	$72,379	$44,972	$6,843	$10,464	$10,100

(1)	Future minimum lease payments on capital and operating leases.

(2)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(3)
Annual dividends of Cdn.$1.25 million accrue on the Series 1 Preferred Stock. We have agreed to pay a minimum of Cdn.$500,000 in cash or common stock annually through December 31, 2010. Interest accrues on unpaid dividends at an annual rate of 9 percent. Cumulative unpaid dividends and accrued interest on July 31, 2010 was $11.6 million using a July 31, 2010 exchange rate of Cdn.$1.03 All cumulative unpaid dividends and accrued interest must be paid by December 31, 2010 at which time the required annual dividend payment increases to Cdn.$1.25 million. We have the option of paying these amounts in stock or cash.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At July 31, 2010, principal of $3.9 million was outstanding on this loan. The stated interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Interest and principal payments are required through May 2018.
Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of July 31, 2010, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.7 million as of July 31, 2010.

We have pledged approximately $9.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2010, outstanding letters of credit totaled $7.3 million. These expire on various dates through May 2012.
We have identified uncertain tax positions aggregating $15.7 million and reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
In June 2010 the Company entered into an agreement with Marubeni Corporation to return certain advance contract payments, resolve claims for services and repurchase surplus inventory items previously sold to Marubeni Corporation. The agreement calls for payments of approximately $1.9 million to Marubeni Corporation between June and December 2010 and a payment of $1.0 million upon title transfer of surplus inventory to FuelCell. Payments due under this agreement are recorded under accrued expenses. The Company does not expect to incur a charge to the consolidated statement of operations as a result of this agreement and may record a gain in the range of $0.3 million to $1.3 million depending on the valuation of inventory recovered. Terms of the agreement are expected to be completed in December of 2010.
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
We qualified for incentive funding for these projects under California’s SGIP and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of July 31, 2010, we had deferred incentive funding revenue totaling $1.4 million.
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
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2010, research and development sales backlog totaled $7.4 million, of which $5.1 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Revenue from sales of our power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. Prior to fiscal 2010, we did not provide for a contract loss reserve on product sales contracts as products were in their early stages of development and market acceptance, and the total costs to produce, install and commission these units could not be reasonably estimated. As a result of a consistent production rate over the past two fiscal years and installation and commissioning experience for our major product lines, management now believes that it has sufficient product cost history to reasonably estimate the total costs of our fuel cell product sales contracts. Accordingly, effective November 1, 2009, a contract loss reserve on product sales contracts is recognized at the time we become aware that estimated total costs are expected to exceed the contract sales price. We have reviewed open contracts and recorded an estimated loss of $0.5 million for the nine months ended July 31, 2010. Actual results could vary from initial estimates and reserve estimates will be updated as we gain further manufacturing and operating experience. For component and spare parts sales, revenue is recognized upon shipment under the terms of the customer contract.
Revenue earned by performing routine monitoring and maintenance under LTSAs is recognized ratably over the term of the contract. Costs for performing maintenance are recognized as incurred. For service contracts that include a minimum operating output over the course of the contract, a portion of the contract revenue is deferred until such time as it is earned through power plant performance.
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
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 13 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may replace the customer’s fuel cell stack with a new or used unit. Our contractual liability under LTSA’s is limited to the amount of service fees payable under the contract. This can often times be less than the cost of a new stack replacement. In order to continue to meet customer expectations on early product designs, at our election we have often incurred costs in excess of our contractual liabilities.
Power plants with our five-year stack design are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the LTSA, however the Company will continue to monitor performance and life of these stacks based on actual performance at customer sites. Stack replacements for these agreements are expected to only be required upon renewal of the LTSA. Accordingly, five-year LTSA’s with our five-year stack design have not required a contract loss reserve. We expect the replacement of older stacks produced prior to the five-year stack design to continue over the next several years, and as a result, we may continue to incur losses in order to maintain power plants to the extent costs exceed our contract loss reserves on these legacy service agreements. Future costs for maintaining legacy service agreements will be determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant.

As our fuel cell products have been in their early stages of commercialization and market acceptance, we historically had not provided for a pricing reserve if the agreement was sold below our standard pricing. As a result of our experience with these contracts and production rates of stacks and related costing, effective February 1, 2010, the method of estimating LTSA contract losses has been revised resulting in a $0.5 million benefit to the consolidated statement of operations in the second fiscal quarter of 2010. As of July 31, 2010, our reserve on LTSA contracts totaled $5.5 million compared to $6.0 million as of October 31, 2009. Deferred LTSA revenue as of July 31, 2010 totaled $3.1 million compared to $2.5 million as of October 31, 2009. We estimate that reserves and deferred revenues exceed our minimum contractual liabilities under our current contracts, however, LTSA pricing reserves and revenue deferrals are based upon estimates of future costs, which given our products’ early stage of commercialization could be materially different from actual expenses. Net loss on service agreements were $3.0 million and $3.6 million for the quarters ended July 31, 2010 and 2009, respectively.
Inventories and Advance Payments to Vendors
Inventories consist principally of raw materials and work-in-process and are stated at the lower of cost or market. In certain circumstances, we will make advance payments to vendors for future inventory deliveries. These advance payments (net of related reserves) are recorded as other current assets on the consolidated balance sheets.
Prior to November 1, 2009, we provided for a lower of cost or market (“LCM”) reserve to the cost basis of inventory at time of purchase. During the second half of 2009, we began production of our newest megawatt-class power plants and modules. The manufactured cost per kilowatt of these products is lower than previous models due to a 17 percent power increase and lower component and raw materials cost and are expected to be gross margin positive on a unit by unit basis. As a result, beginning in fiscal 2010, we revised our method of estimating contract losses and no longer provide for an LCM reserve on new inventory purchased. As inventory is utilized in finished products and sold, the Company expects the LCM reserve to continue to decline.
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
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (November 1, 2010 for the Company), with early adoption permitted. We are evaluating the impact of adopting this guidance.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At July 31, 2010, U.S. treasury investments had a carrying value of $52.1 million, which approximated fair value. These investments have maturity dates ranging from August 2010 to March 2012 and a weighted average yield to maturity of 0.5%. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk from changing interest rates. Based on our overall interest rate exposure at July 31, 2010, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
As of July 31, 2010, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock

The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2010 was $0.5 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants

We hold warrants for the right to purchase an additional 3,969 shares of Versa’s common stock. The fair value of the warrants at July 31, 2010 was $0.3 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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
Item 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Registration Statement on Form S-3/A filed on September 2, 2010.
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 9, 2010.

FUELCELL ENERGY, INC.
(Registrant)

September 9, 2010	/s/ Joseph G. Mahler

Date	Joseph G. Mahler
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