Form 10-Q
period 2011-01-31
FUELCELL ENERGY INC
filed 2011-03-14
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at March 11, 2011: 124,235,713

FUELCELL ENERGY, INC.
FORM 10-Q

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,085	$20,467
Investments — U.S. treasury securities	39,537	25,019
Accounts receivable, net	23,288	18,066
Inventories, net	32,352	33,404
Other current assets	6,343	5,253

Total current assets	127,605	102,209

Property, plant and equipment, net	25,391	26,679
Investments — U.S. treasury securities	4,529	9,071
Investment in and loans to affiliate	9,653	9,837
Other assets, net	3,494	2,733

Total assets	$170,672	$150,529

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$1,998	$976
Accounts payable	10,065	10,267
Accounts payable due to affiliate	407	575
Accrued liabilities	15,819	16,721
Deferred revenue	37,902	25,499

Total current liabilities	66,191	54,038

Long-term deferred revenue	7,750	8,042
Long-term debt and other liabilities	4,112	4,056

Total liabilities	78,053	66,136

Redeemable preferred stock of subsidiary	17,374	16,849

Redeemable preferred stock (liquidation preference of $64,020 at January 31, 2011 and October 31, 2010)	59,857	59,857
Total Equity:
Shareholders’ equity
Common stock ($.0001 par value); 150,000,000 shares authorized; 123,633,555 and 112,965,725 shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively.	12	11
Additional paid-in capital	682,656	663,951
Accumulated deficit	(666,561)	(655,623)
Accumulated other comprehensive income	13	11
Treasury stock, Common, at cost (5,679 shares at January 31, 2011 and October 31, 2010)	(53)	(53)
Deferred compensation	53	53

Total shareholders’ equity	16,120	8,350
Noncontrolling interest in subsidiaries	(732)	(663)

Total equity	15,388	7,687

Total liabilities and equity	$170,672	$150,529

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	January 31,
	2011	2010
Revenues:
Product sales and revenues	$25,760	$12,808
Research and development contracts	2,320	1,808

Total revenues	28,080	14,616

Costs and expenses:
Cost of product sales and revenues	28,059	18,013
Cost of research and development contracts	2,337	2,096
Administrative and selling expenses	4,050	4,156
Research and development expenses	4,246	4,620

Total costs and expenses	38,692	28,885

Loss from operations	(10,612)	(14,269)

Interest expense	(54)	(63)
Loss from equity investment	(198)	(148)
Interest and other income, net	400	319

Loss before redeemable preferred stock of subsidiary	(10,464)	(14,161)

Accretion of redeemable preferred stock of subsidiary	(525)	(557)

Loss before provision for income taxes	(10,989)	(14,718)

Provision for income taxes	(18)	—

Net loss	(11,007)	(14,718)

Net loss attributable to noncontrolling interest	69	86

Net loss attributable to FuelCell Energy, Inc.	(10,938)	(14,632)

Preferred stock dividends	(800)	(802)

Net loss to common shareholders	$(11,738)	$(15,434)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.10)	$(0.18)
Basic and diluted weighted average shares outstanding	115,086,014	84,401,558
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,007)	$(14,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	780	642
Loss from equity investment	198	148
Accretion of redeemable preferred stock of subsidiary	525	557
Interest receivable on loan to affiliate	(43)	(34)
Loss on derivatives	28	8
Depreciation	1,634	1,923
Amortization of bond premium	20	13
Provision for doubtful accounts	26	12
(Increase) decrease in operating assets:
Accounts receivable	(5,248)	(1,105)
Inventories	1,052	(5,989)
Other assets	(1,610)	2,543
Increase (decrease) in operating liabilities:
Accounts payable	(370)	(2,095)
Accrued liabilities	(249)	1,742
Deferred revenue	12,111	10,707

Net cash used in operating activities	(2,153)	(5,646)

Cash flows from investing activities:
Capital expenditures	(251)	(660)
Treasury notes matured	12,000	5,000
Treasury notes purchased	(21,996)	(10,074)

Net cash used in investing activities	(10,247)	(5,734)

Cash flows from financing activities:
Repayment of debt	(64)	(106)
Proceeds from revolving line of credit	1,000	—
Payment of preferred dividends	(800)	(802)
Proceeds from sale of common stock, net of registration fees	17,880	—

Net cash provided by (used in) financing activities	18,016	(908)

Effects on cash from changes in foreign currency rates	2	8

Net increase (decrease) in cash and cash equivalents	5,618	(12,280)

Cash and cash equivalents-beginning of period	20,467	57,823

Cash and cash equivalents-end of period	$26,085	$45,543

Supplemental cash flow disclosures:
Cash interest paid	$54	$63

Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$707	$—
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$58	$109
Accrued sale of common stock, cash received in subsequent period	$193	$—
Accrued fees related to sale of common stock	$112	$—
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 1. Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and subsidiaries (the “Company”, “we”, “us”, or “our”) is a Delaware corporation engaged in the development and manufacture of high temperature fuel cells for clean electric power generation. Our Direct FuelCell power plants produce reliable, secure and environmentally friendly 24/7 base load electricity for commercial, industrial, government and utility customers. We have commercialized our stationary fuel cells and are beginning the development of planar solid oxide fuel cell and other fuel cell technology. We expect to incur losses as we continue to participate in government cost share programs, sell certain products at prices lower than current production costs, and invest in cost reduction initiatives.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of January 31, 2011 have been included. All intercompany accounts and transactions have been eliminated.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at October 31, 2010 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2010, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on long-term service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.
Concentrations
We contract with a small number of customers for the sale of products and for research and development contracts. For the three months ended January 31, 2011 and 2010 respectively, our top three customers, POSCO Power (“POSCO”), the U.S. government (primarily the Department of Energy) and Pacific Gas & Electric in the aggregate accounted for 83 percent and 75 percent of our consolidated revenues. Our largest strategic partner, POSCO, accounted for 62 percent and 63 percent of total revenues, the U.S. government accounted for 8 percent and 12 percent of total revenues, and Pacific Gas & Electric accounted for 13 percent and 0 percent of total revenues for the three months ended January 31, 2011 and 2010, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. See Note 12.
Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended
	January 31,
	2011	2010
Net loss	$(11,007)	$(14,718)
Foreign currency translation adjustments	2	8

Comprehensive loss	$(11,005)	$(14,710)

Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In April 2010, the FASB provided guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. An entity may only recognize consideration that is contingent upon the achievement of a milestone in its entirety in the period the milestone is achieved only if the milestone meets certain criteria. We adopted this guidance effective November 1, 2010 and it did not impact our financial statements.
In December 2009, the FASB issued revised guidance related to the consolidation of variable interest entities (“VIE”). The revised guidance requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. We adopted this guidance effective November 1, 2010 and it did not impact our financial statements.
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. We adopted this guidance for revenue arrangements entered into or materially modified after November 1, 2010 and it did not have an impact on our financial statements or disclosures.
In June 2009, the FASB issued accounting guidance which requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. We adopted this guidance effective November 1, 2010 and it did not have an impact on our financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Recent Accounting Guidance Not Yet Effective
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Levels 1 and Levels 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company was not impacted by the disclosures effective for interim periods beginning after December 15, 2009 and we do not expect the remaining disclosures required after December 15, 2010 upon adoption of this guidance will have a material impact on our financial statements or disclosures
Note 3. Equity investments
Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa is a private company founded in 2001 that is developing advanced SOFC systems for various stationary and mobile applications. We have a 39 percent ownership interest and account for Versa under the equity method of accounting. We recognize our share of the losses as loss from equity investments on the consolidated statements of operations.
In 2007, we loaned Versa $2.0 million in the form of a convertible note (the “2007 Convertible Note”). In 2009 and 2010, we loaned Versa $0.6 million in each year in the form of convertible notes (the “2009 Convertible Note” and the “2010 Convertible Note”, respectively). The 2007 Convertible Note matures May 2017, the 2009 Convertible Note matures November 2018 and the 2010 Convertible Note matures April 2020, unless certain prepayment events occur. In conjunction with the Convertible Notes, we received warrants for the right to purchase 3,969 shares of Versa common stock at a weighted average exercise price of $165 per share. Our ownership percentage would increase to 45 percent if the Convertible Notes and warrants are converted into common stock.
We have determined that the above warrants represent derivatives subject to fair value accounting. The fair value is determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of the warrants is included within investment and loan to affiliate on the consolidated balance sheets and changes in the fair value of the warrants are included in interest and other income on the consolidated statements of operations. The fair value of the warrants as of January 31, 2011 and October 31, 2010 was $0.2 million. The change in the fair value of the warrants was not material to the consolidated financial statements for the three months ended January 31, 2011 and 2010. The carrying value of our investment in and loans to Versa was $9.7 million and $9.8 million as of January 31, 2011 and October 31, 2010, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 4. Investments in U.S. Treasury Securities
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at January 31, 2011 and October 31, 2010:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	(losses)	Fair value
U.S. government obligations
As of January 31, 2011	$44,066	$51	$—	$44,117
As of October 31, 2010	$34,090	$74	$—	$34,164
The following table summarizes the contractual maturities of investments at amortized cost and fair value as of January 31, 2011:

			Weighted
			average
	Amortized		yield to
	cost	Fair value	maturity

Due within one year	$39,537	$39,566	0.4%
Due after one year	4,529	4,551	1.4%

Total investments	$44,066	$44,117	0.5%

Note 5. Inventories
The components of inventory at January 31, 2011 and October 31, 2010 consisted of the following:

	January 31,	October 31,
	2011	2010

Raw materials	$15,648	$15,509
Work-in-process	19,754	22,786

Gross Inventory	$35,402	$38,295
Less amount to reduce certain inventories to lower of cost or market	(3,050)	(4,891)

Net inventory	$32,352	$33,404

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks, which are subcomponents of a power plant. Work in process also includes costs related to power plants in inventory which have not yet been dedicated to a particular commercial customer contract. The above inventory amounts include a lower of cost or market adjustment to write down the carrying value of inventory to its estimated market value.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 6. Accounts Receivable
Accounts receivable at January 31, 2011 and October 31, 2010 consisted of the following:

	January 31,	October 31,
	2011	2010
U.S. Government:
Amount billed	$374	$223
Unbilled recoverable costs	640	605

	1,014	828

Commercial Customers:
Amount billed	10,714	9,718
Unbilled recoverable costs	11,560	7,520

	22,274	17,238

	$23,288	$18,066

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.4 million at January 31, 2011 and October 31, 2010.
Note 7. Revolving Credit Facility
In January 2011, the Company entered into a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. Aside from certain negative covenants limiting the Company’s ability to merge or acquire another company, sell non-inventory assets, create liens against collateral or change the organizational structure or identity, the facility does not require compliance with any financial covenants. At January 31, 2011, the outstanding amount owed under this facility was $1.0 million and is classified as current portion of long-term debt and other liabilities on the Consolidated Balance Sheet.

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
Share-based compensation reflected in the consolidated statements of operations for the three months ended January 31, 2011 and 2010 was as follows:

	Three months ended
	January 31,
	2011	2010
Cost of product sales and revenues	$143	$224
Cost of research and development contracts	19	39
General and administrative expense	406	194
Research and development expense	212	185

Total share-based compensation	$780	$642

The following table summarizes stock option activity for the three months ended January 31, 2011:

		Weighted
	Number of	average
	options	option price ($)
Outstanding at October 31, 2010	5,118,201	10.15
Cancelled	(178,325)	25.27

Outstanding at January 31, 2011	4,939,876	9.61

As of January 31, 2011, there were 1,190,111 RSAs outstanding with a weighted average per share fair value of $2.73. There were 4,000 RSAs granted during the three months ended January 31, 2011 and forfeitures totaled 12,423 during this period.
For the three months ended January 31, 2011, 60,082 shares were issued under the ESPP at a per share cost of $0.97. There were 67,621 shares of common stock reserved for issuance under the ESPP as of January 31, 2011.
Note 9. Shareholders’ Equity
Registered Direct Offering
On January 13, 2011 we sold an aggregate of 10,160,428 units at a negotiated price of $1.87 per unit, with each unit consisting of (i) one share of FuelCell Energy, Inc. common stock, par value $0.0001 per share (“Common Stock”) and (ii) one warrant to purchase 1.0 share of Common Stock, in a registered direct offering for gross proceeds of $19.0 million. The net proceeds from the sale of the units, after deducting the placement agent fees and other estimated offering expenses, was approximately $17.8 million. We intend to use the proceeds from this offering for product development, project financing, expansion of manufacturing capacity, and general corporate purposes.
The warrants have an exercise price of $2.29 per share and are exercisable beginning on the date that is six months and one day after the closing date and will expire twenty one months after issuance. Additionally, FuelCell Energy has the right, subject to certain conditions, to require the investor to purchase up to 10.0 million additional shares approximately nine months after the initial closing date of the transaction. The sale price for the additional shares will be based on a fixed ten percent discount to a volume weighted average price (“VWAP”) measurement at the time FuelCell Energy exercises the option. FuelCell Energy cannot require the investor to purchase more than $20 million of additional shares.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the three months ended January 31, 2011:

	Total
	Shareholders’	Noncontrolling
	Equity	interest	Total Equity

Balance at October 31, 2010	$8,350	$(663)	$7,687

Sale of Common Stock and related fees	17,768	—	17,768
Accrued sale of common stock (1)	193	—	193
Share-based compensation	780	—	780
Common stock issued in settlement of prior year bonus obligation	707	—	707
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	58	—	58
Preferred dividends — Series B	(800)	—	(800)
Effect of foreign currency translation	2		2
Net loss	(10,938)	(69)	(11,007)

Balance at January 31, 2011	$16,120	$(732)	$15,388

(1)
The Company sells common stock on the open market from time to time to raise cash for preferred stock dividends. In January 2011, the Company had confirmed sales of common stock that did not settle until the subsequent period.

Note 10. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three months ended
	January 31,
	2011	2010
Numerator
Net loss	$(11,007)	$(14,718)
Net loss attributable to noncontrolling interest	69	86
Preferred stock dividend	(800)	(802)

Net loss to common shareholders	$(11,738)	$(15,434)

Denominator
Weighted average basic common shares	115,086,014	84,401,558
Effect of dilutive securities (1)	—	—

Weighted average diluted common shares	115,086,014	84,401,558

Basic loss per share	$(0.10)	$(0.18)

Diluted loss per share (1)	$(0.10)	$(0.18)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At January 31, 2011 and 2010, there were options to purchase 4.9 million and 5.3 million shares of common stock, respectively. There were outstanding warrants of 10.2 million as of January 31, 2011 and there were no warrants outstanding as of January 31, 2010. Refer to our Annual Report on Form 10-K for the year ended October 31, 2010 for information on our convertible preferred stock.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 11. Commitments and Contingencies
We have pledged approximately $9.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2011, outstanding letters of credit totaled $7.3 million. These expire on various dates through May 2012.
Note 12. Subsequent Events
Series 1 Preferred Share Obligation
The Company and Enbridge, Inc. (Enbridge) have been in negotiations to modify certain terms of the Series 1 preferred share agreement, and have agreed to extend the payment deadline to March 18, 2011 to continue these negotiations. Under the existing terms, FuelCell Energy, Ltd. (a wholly subsidiary of the Company) has the option of meeting this obligation through a cash payment or with unregistered shares of FuelCell Energy, Inc. common stock. The Company is a guarantor of FuelCell Energy, Ltd.’s obligations to Enbridge. Enbridge is currently negotiating new terms that, as proposed, may require payments in excess of those we believe we are obligated to pay. While the Company intends to achieve the most favorable outcome in light of its obligations under the Series 1 preferred shares, it can not presently predict the final terms of any agreement with Enbridge.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our ability to achieve our sales plans and cost reduction targets; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategy; (iv) our product development strategy; (v) our financing plans; (vi) the timing and magnitude of future contracts; (vii) changes in the regulatory environment; (viii) potential volatility of energy prices; and (ix) rapid technological change or competition. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 in the section entitled “Item 1A. Risk Factors.”
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on long-term service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2010 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are a world leader in the development and production of stationary fuel cells for commercial, industrial, government and utility customers. Our ultra-clean, high efficiency Direct FuelCell® (DFC®) power plants are generating power at over 50 locations worldwide. Our products have generated over 700 million kWh of power using a variety of fuels including renewable wastewater gas, food and beverage waste, natural gas and other hydrocarbon fuels.
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
Our fuel cells operate on a variety of hydrocarbon fuels, including natural gas, renewable biogas, propane, methanol, coal gas, and coal mine methane.
Compared to other power generation technologies, our products offer significant advantages including:
•	Near-zero pollutants;

•	High efficiency;

•	Ability to site units locally as distributed power generation;

•	Potentially lower cost power generation;

•	High quality heat ideal for cogeneration applications;

•	High efficiency and cogeneration reduce carbon emissions

•	Reliable around-the-clock base load power;

•	Quiet operation; and

•	Fuel flexibility.
Typical customers for our products include utilities, universities, manufacturers, mission critical institutions such as correction facilities and government installations, hotels, natural gas letdown stations and customers who can use renewable biogas for fuel such as municipal water treatment facilities, breweries, and food processors. With increasing demand for renewable and ultra-clean power options and increased volatility in electric markets, our products offer our customers greater control over power generation economics, reliability, and emissions.
Our DFC Power Plants are protected by 61 U.S. and 66 international patents. We currently have 30 U.S. and 130 international patents under application.
Recent Developments
Series 1 Preferred Share Obligation
The Company and Enbridge, Inc. (Enbridge) have been in negotiations to modify certain terms of the Series 1 preferred share agreement, and have agreed to extend the payment deadline to March 18, 2011 to continue these negotiations. Under the existing terms, FuelCell Energy, Ltd. (a wholly subsidiary of the Company) has the option of meeting this obligation through a cash payment or with unregistered shares of FuelCell Energy, Inc. common stock. The Company is a guarantor of FuelCell Energy, Ltd.’s obligations to Enbridge. Enbridge is currently negotiating new terms that, as proposed, may require payments in excess of those we believe we are obligated to pay. While the Company intends to achieve the most favorable outcome in light of its obligations under the Series 1 preferred shares, it can not presently predict the final terms of any agreement with Enbridge.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended January 31, 2011 and January 31, 2010
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended January 31, 2011 and 2010 were as follows:

	Three Months Ended
	January 31,		Change
	2011	2010	$	%
Revenues:
Product sales and revenues	$25,760	$12,808	$12,952	101
Research and development contracts	2,320	1,808	512	28

Total	$28,080	$14,616	$13,464	92

Cost of revenues:
Product sales and revenues	$28,059	$18,013	$10,046	56
Research and development contracts	2,337	2,096	241	11

Total	$30,396	$20,109	$10,287	51

Gross Margin:
Gross margin from product sales and revenues	$(2,299)	$(5,205)	$2,906	(56)
Gross margin from research and development contracts	(17)	(288)	271	(94)

Total	$(2,316)	$(5,493)	$3,177	(58)

Product Sales Cost-to-revenue ratio (1)	1.09	1.41	N/M	(23)

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.
Total revenues for the three months ended January 31, 2011 increased $13.5 million, or 92 percent to $28.1 million from $14.6 million during the same period last year. Total cost of revenues for the three months ended January 31, 2011 increased $10.3 million, or 51 percent to $30.4 million from $20.1 million during the same period last year. A discussion of the changes product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues increased $13.0 million, or 101 percent in the first quarter 2011 to $25.8 million compared to $12.8 million for the prior year period. Product sales and revenues for the first quarter of 2011 included $20.4 of power plants, fuel cell modules, and fuel cell power plant components, $2.5 million of revenue primarily from the design and delivery of capital equipment to POSCO Power for their fuel cell module assembly facility as well as construction and installation services, and $2.9 million of revenue from service and power purchase agreements.
Cost of product sales and revenues increased $10.0 million, or 56 percent in the first quarter 2011 to $28.1 million compared to $18.0 million in the same period the prior year. This increase is primarily due to the doubling of revenues in the first quarter fiscal 2011 as compared to the first quarter of fiscal 2010. Margins for product sales and revenues improved by $2.9 million over the prior year quarter. Margin improvement is the result of improved product margins combined with lower commissioning and warranty costs. The product cost-to-revenue ratio was 1.09-to-1.00 in the first quarter of 2011 compared to 1.41-to-1.00 in the first quarter of 2010.

Cost of product sales and revenues includes costs to manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period), PPA operating costs and lower of cost of market inventory adjustments.
Total product sales and service backlog as of January 31, 2011 was $156.9 million compared to $84.1 million as of January 31, 2010. Product order backlog was $78.9 million and $58.3 million as of January 31, 2011 and 2010, respectively. Product backlog at the end of the quarter includes 26.5 megawatts (MW) of power plants and fuel cell component kits as well as orders for parts and work associated with a commercial joint development agreement with POSCO Power for a small scale DFC power plant for the commercial building market. Backlog for long-term service agreements was $78.0 million and $25.8 million as of January 31, 2011 and 2010, respectively.
We contract with a small number of customers for the sale of products and for research and development contracts. For the three months ended January 31, 2011 and 2010 respectively, our top three customers, POSCO Power (“POSCO”) and the U.S. government (primarily the Department of Energy) and Pacific Gas & Electric in the aggregate accounted for 83 percent and 75 percent of our consolidated revenues. Our largest strategic partner, POSCO, accounted for 62 percent and 63 percent of total revenues, the U.S. government accounted for 8 percent and 12 percent of total revenues, and Pacific Gas & Electric accounted for 13 percent and 0 percent of total revenues for the three months ended January 31, 2011 and 2010.
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
Research and development contracts
Research and development contract revenue increased $0.5 million to $2.3 million for the three months ended January 31, 2011 compared to $1.8 million for the same period in 2010. Cost of research and development contracts increased $0.2 million to $2.3 million for the three months ended January 31, 2011 compared to $2.1 million during the first quarter of 2010. The increase in revenue was due to increased research activities over the prior period primarily related to the solid oxide fuel cell development program with the U.S. Department of Energy (DOE).
The Company’s research and development backlog totaled $7.9 million ($3.3 million funded) as of January 31, 2011 compared to $11.9 million ($4.9 million funded) as of January 31, 2010. The decrease is due to phase II of the solid oxide fuel cell development contract with the DOE nearing conclusion. The Company submitted a proposal to the DOE to participate in the multi-year third phase of the solid oxide fuel cell development program.

Administrative and selling expenses
Administrative and selling expenses were $4.1 million for the three months ended January 31, 2011, a decrease of $0.1 million compared to last year’s period as a result lower bid and proposal activities partially offset by higher stock based compensation compared to the prior period.
Research and development expenses
Research and development expenses were $4.2 million for the three months ended January 31, 2011 a decrease of $0.4 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects during the period which are classified as cost of sales.
Loss from operations
Loss from operations decreased to $10.6 million for the three months ended January 31, 2011 compared to $14.3 million for same period last year. Higher product margins drove this improvement.
Loss from equity investment
Our share of equity losses in Versa increased to $0.2 million for the three months ended January 31, 2011 compared to $0.1 million for the three months ended January 31, 2010.
Interest and other income, net
Interest and other income, net, increased to $0.4 million for the three months ended January 31, 2011 compared to $0.3 million for the same period in 2010. The increase is due to higher royalty income related to our agreements in the Korea market as minimum annual royalties escalate over the term of the contract.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FuelCell Energy, Ltd. to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares is increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.5 million and $0.6 million for the three months ended January 31, 2011 and 2010, respectively.
The Company and Enbridge have been in negotiations to modify certain terms of the Series 1 preferred share agreement, and have agreed to extend the payment deadline to March 18, 2011 to continue these negotiations. Under the existing terms, FuelCell Energy, Ltd. has the option of meeting this obligation through a cash payment or with unregistered shares of FuelCell Energy, Inc. common stock. The Company is a guarantor of FuelCell Energy Ltd’s obligations to Enbridge. Enbridge is currently negotiating new terms that, as proposed, may require payments in excess of those we believe we are obligated to pay. While the Company intends to achieve the most favorable outcome in light of its obligations under the Series 1 preferred shares, it can not presently predict the final terms of any Agreement with Enbridge.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. In fiscal 2011 our provision for income taxes was $.02 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the quarters ended January 31, 2011 and January 31, 2010 was $0.1 million.
Preferred Stock dividends
Dividends paid on the Series B Preferred Stock were $0.8 million in each of the quarters ended January 31, 2011 and 2010.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock. For the quarters ended January 31, 2011 and 2010, net loss to common shareholders was $11.7 million and $15.4 million, respectively and loss per common share was $(0.10) and $(0.18), respectively.
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
We have been engaged in a formal commercial cost-out program since 2003 to reduce the total life cycle costs of our power plants and have made significant progress primarily through value engineering our products, manufacturing process improvements, higher production levels, technology improvements and global sourcing. During fiscal 2009, we began production of our newest megawatt-class power plants. These power plants incorporate fuel cell stacks with outputs of 350 kilowatts (kW) compared to 300 kW previously, along with lower component and raw material costs. As a result, we have experienced significant improvement in our margins and cost ratios as these product sales are gross margin positive on a per unit basis.
During fiscal 2010, our manufacturing run-rate was an annualized 22 MW. In response to the increased level of domestic orders received in 2010 and anticipating additional orders from POSCO Power, we increased our production run rate to 35 megawatts per year during the fourth quarter of fiscal year 2010 and will continue to ramp production as order volume dictates.
Our current manufacturing capacity is up to 90 MW, depending on product mix and other factors. We expect to invest approximately $5 million to $7 million over the next year for upgrades and maintenance of production assets. With increasing order flow, our plan has been to expand production capacity to 150 MW within our existing Torrington facility. This expansion would require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that the expansion to 150 MW will require additional capital investments of $35 to $45 million although, this expansion may occur in stages depending on the level of market demand.

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
Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled $70.2 million as of January 31, 2011 compared to $54.6 million as of October 31, 2010. Net use of cash, cash equivalents and investments for the first quarter was $3.2 million compared to net use of $7.2 million in the first quarter of 2010, excluding the net proceeds of $17.8 million from the registered direct offering of common stock and revolver borrowings of $1.0 million. Strong cash receipts from progress payments for U.S. orders combined with the favorable impact of improved product margins resulted in lower cash utilization during the first quarter of 2011 compared to the prior year quarter total of $7.2 million.
Cash and cash equivalents as of January 31, 2011 was $26.1 million compared to $20.5 million as of October 31, 2010. The key components of our cash inflows and outflows were as follows:
Operating Activities — Cash used for operating activities was $2.2 million during the first quarter of 2011 compared to $5.6 million used during the first quarter of 2010. The improvement over the prior year period was driven primarily by lower net loss of $3.6 million. The lower net loss was driven by a doubling of revenues in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 and the decrease in commissioning and warranty costs.
Investing Activities — Cash used in investing activities was $10.2 million during the first quarter of 2011 compared to net cash used in investing activities of $5.7 million during the first quarter of 2010. The increase of $4.5 million was mainly due to the net purchase of U.S treasuries during the first quarter 2011 of $10.0 million compared to a net purchase of U.S. treasuries of $5.1 million during the first quarter 2010.
Financing Activities — Cash provided in financing activities was $18.0 million during the first quarter of 2011 compared to net cash used by financing activities of $0.9 million in the prior year period. The increase in cash in the first quarter 2011 compared to the first quarter 2010 was primarily due to cash received from a registered direct stock offering which raised $17.8 million.
The Company also closed on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States during the first quarter of 2011 and borrowed $1.0 million during the period. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services.
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales and research and development contracts, license fee income and sales of equity and debt securities. In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and implementing our cost reduction efforts. The status of these activities is described below.

Increasing annual order volume
We need to increase annual order volume to achieve profitability. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, creating opportunities for incorporating manufacturing process improvements, and spreading fixed costs over more units. Our overall manufacturing process has a production capacity of up to 90 MW, depending on product mix and other factors. Updates on our key markets are as follows:
United Kingdom: The Crown Estates ordered a DFC power plant during the first quarter of 2011 for installation in central London, England. The ultra-clean emission profile of the DFC plant combined with reduced greenhouse gas emissions support the sustainability goals of The Crown Estates and were the primary drivers for the order. This order represents the first DFC power plant sold by the Company in the United Kingdom.
The British government recently issued a series of proposals to address aggressive climate targets while balancing the need for replacing a significant portion of existing power generation that is nearing the end of its functional lifespan. Estimates are that about a quarter of the existing power generation capacity in the UK will need to be replaced by 2020. Fuel cells operating on natural gas or renewable biogas are a compelling solution for the needs of the British power market as they provide ultra-clean and efficient baseload power.
South Korea: During the first quarter of 2011, the South Korean Ministry of Knowledge Economy confirmed the Renewable Portfolio Standard (RPS) and established the pricing mechanism for new & renewable (NRE) power under the mandates of the RPS. Utilities and independent power producers in South Korea are expected to purchase NRE power generation plants now that the pricing mechanics of the RPS have been confirmed. Penalties for non-compliance are expected to encourage conformance with the RPS. Fuel cells operating on natural gas and renewable biogas earned a prominent position within the pricing mechanism and are expected to represent a significant portion of NRE purchasing as the clean, efficient and distributed generation attributes of fuel cells meet the needs of utilities and the requirements of the RPS.
Responding to this market opportunity, POSCO Power continues to expand its clean power generation business using the Company’s fuel cell technology. POSCO Power has begun production at their 100 MW fuel cell module assembly facility using fuel cell components manufactured at FuelCell Energy’s production facility and will provide balance-of-plant (BOP) for the South Korean market from their existing 100 MW BOP facility. Announcement of the RPS pricing mechanism, combined with the recent completion of local capacity for fuel cell module assembly, is expected to drive their next order for fuel cell components.
California: Our products address the need by utilities for ultra-clean baseload distributed generation. During the first quarter of 2011, Southern California Edison ordered a 1.4 MW DFC1500 to be installed at California State University, San Bernardino. This order follows previous authorization by the California Public Utilities Commission (CPUC) for Southern California Edison and Pacific Gas & Electric to pursue utility owned fuel cell installations. The CPUC recognizes fuel cells as preferred distributed generation resources due to clean natural gas and renewable baseload power generation that lessens reliance on the electrical transmission grid and represents incremental capacity that avoids or reduces investment in the transmission and distribution system.

Universities represent an attractive market for DFC power plants due to the virtual lack of pollutants that helps universities reach their sustainability goals combined with on-site power generation that enhances energy security. California State University, San Bernardino will be the fifth California university with a DFC power plant, representing eight megawatts in total power generation capacity.
Connecticut: The Company continues active discussions with private and government financing sources for the 43.5 MW of fuel cell projects selected and approved by the Connecticut Department of Utility Control (CDUC).
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
Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of January 31, 2011 and the related payments by fiscal year are as follows:

	Payments Due by Period
		Less			More
		than	1–3	3–5	than
	Total	1 Year	Years	Years	5 Years
Purchase commitments(1)	$52,870	$46,173	$6,697	$—	$—
Series 1 Preferred dividends payable (2)	23,875	12,635	2,498	2,498	6.244
Term loans (principal and interest)	4,513	890	386	427	2,810
Capital and operating lease commitments (3)	3,548	894	1,552	1,102	—
Revolving Credit Facility (4)	1,000	1,000	—	—	—
Series B Preferred dividends payable (5)

Totals	$85,806	$61,592	$11,133	$4,027	$9,054

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(2)
Annual dividends of Cdn.$1.25 million (U.S.$1.25 million) accrue on the Series 1 Preferred Stock. We have made minimum cash payments of Cdn.$500,000 (U.S.$499,550) in annually through December 31, 2010. Additional dividends accrue on unpaid dividends at an annual rate of 9 percent. Cumulative unpaid dividends and accrued interest on January 31, 2011 was $12.6 million. The Company and Enbridge have been in negotiations to modify certain terms of the Series 1 preferred share agreement, and have agreed to extend the payment deadline to March 18, 2011 to continue these negotiations. Under the existing terms, FCE Ltd. has the option of meeting this obligation through a cash payment or with unregistered shares of FuelCell Energy, Inc. common stock. The Company is a guarantor of FCE Ltd’s obligations to Enbridge. Enbridge is currently negotiating new terms that, as proposed, may require payments in excess of those we believe we are obligated to pay. While the Company intends to achieve the most favorable outcome in light of its obligations under the Series 1 preferred shares, it can not presently predict the final terms of any agreement with Enbridge.

(3)	Future minimum lease payments on capital and operating leases.

(4)
In January 2011, the Company entered into a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. At January 31, 2011, the outstanding amount owed under this facility was $1.0 million.

(5)
We are currently paying $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine the period when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into that number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75) for 20 trading days during any consecutive 30 trading day period.

In April 2008, we entered into a new 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At January 31, 2011, we had an outstanding balance of $3.8 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.
Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of January 31, 2011, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.7 million as of January 31, 2011.
We have pledged approximately $9.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2011, outstanding letters of credit totaled $7.3 million. These expire on various dates through May 2012.
As of October 31, 2010, we have identified uncertain tax positions aggregating $15.7 million and reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
In addition to the commitments listed in the table above, we have the following outstanding obligations:
Power purchase agreements
In California, we have 2.5 MW of power plant installations under power purchase agreements ranging in duration from five to ten years. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel to run the power plants.
We qualified for incentive funding for these projects under California’s SGIP and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of January 31, 2011, we had deferred incentive funding revenue totaling $0.7 million.
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

Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2011, research and development sales backlog totaled $7.9 million, of which $3.3 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss reserves, excess, slow-moving and obsolete inventories, product warranty costs, reserves on long-term service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of long-lived assets, income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are set-forth below.
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants and modules (ii) the sale of component part kits and spare parts to customers, (iii) site engineering and construction services (iv) providing services under long-term service agreements (“LTSA”), (v) the sale of electricity under power purchase agreements (“PPA”) as well as incentive revenue from the sale of electricity under PPA’s, and (vi) customer-sponsored research and development projects. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.
Revenue from sales of our power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. We have recorded an estimated contract loss reserve of $0.5 million and $0.6 million as of January 31, 2011 and October 31, 2010, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as we gain further manufacturing and operating experience. For component and spare parts sales, revenue is recognized upon shipment under the terms of the customer contract.

Revenue from component part kits and spare parts sales is recognized upon shipment and title transfer under the terms of the customer contract. Terms for certain contracts provide for a transfer of title and risk of loss to our customers at our factory locations upon completion of our contractual requirement to produce and products prepare the products for shipment. A shipment in place may occur in the event that the customer is unready to take delivery of the products on the contractually required delivery dates.
Site engineering and construction services revenue is recognized on percentage of completion as costs are incurred.
Revenue from LTSA contracts for power plants with our 5-year stack design is earned ratably over the term of the contract by performing routine monitoring and maintenance and by meeting a certain level of power output. For our legacy LTSA contracts on power plants with our older 3-year stack design, a portion of the contract value related to the stack replacement had been deferred. Upon stack replacement, revenue is recognized ratably over the remaining contract term. Revenue related to routine monitoring and maintenance under legacy contracts is recognized ratably over the full term of the contract.
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
As of January 31, 2011 and October 31, 2010, the LCM reserve to the cost basis of inventory and advance payments to vendors was $3.1 million and $5.0 million, respectively, which equates to a reduction of 8 percent and 12 percent, respectively, of the gross inventory and advance payments to vendors value. As of January 31, 2011 the LCM reserve is primarily applied against inventory that is expected to be used to satisfy terms of long-term service agreements.
Prior to November 1, 2009, we provided for a lower of cost or market (“LCM”) reserve to the cost basis of inventory at the time of purchase as our products were historically sold below cost. In the first quarter of fiscal 2010, we changed our method of estimation and currently reserve for losses on new contracts if estimated costs are expected to exceed revenue on the contract. As a result, we no longer provide for an LCM reserve on new inventory purchased. During the second half of 2009, we began production of our newest megawatt-class power plants and modules. The manufactured cost per kilowatt of these products is lower than previous models due to a 17 percent power increase and lower component and raw materials cost and are expected to be gross margin positive on a unit by unit basis.

Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Given our limited operating experience, particularly for newer product designs, actual results could vary from initial estimates. Estimates used to record warranty reserves are updated as we gain further operating experience. As of January 31, 2011 and October 31, 2010, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet totaled $0.9 million and $0.7 million, respectively.
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 20 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees which based on historical fleet performance totaled $1.5 million and $1.2 million as of January 31, 2011 and October 31, 2010, respectively. The increase during the three months ended January 31, 2011 related to operational issues on certain plants.
For our legacy LTSA contracts on power plants with our older 3-year stack design, the Company has accrued a reserve based on estimated future stack replacement and service costs in excess of the contract value. We expect the replacement of older stacks produced prior to the five-year stack design will continue into mid 2012. Reserve estimates for future costs associated with maintaining legacy service agreements are determined based on a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and the customer’s future operating plans for the power plant. Our reserve estimates include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations on a contract by contract basis, which in many cases is in excess of our contractual limit of liability under LTSAs which is limited to the amount of remaining service fees payable under the contract. As of January 31, 2011, our reserve on LTSA contracts totaled $7.3 million compared to $6.6 million as of October 31, 2010. The increase during the three months ended January 31, 2011 related to one contract entered into with costs in excess of revenue, partially offset by decreases in obligations for certain contracts included in the October 31, 2010 reserve. Prior to February 1, 2010, we provided for a pricing reserve if the agreement was sold below our standard pricing. As a result of our experience with these contracts and production rates of stacks and related costing, effective February 1, 2010, contract losses have been estimated as described above. The result of this change in estimate was not material to the consolidated financial statements.
LTSA’s for power plants that have our five-year stack design are not expected to require a stack change to continue to meet minimum operating levels during the initial five-year term of the contract, although we have limited operating experience with these products. Stack replacements for five-year agreements which include the five-year stack design are expected to only be required upon renewal of the initial service agreement by the customer.
At the end of our LTSA contracts, customers are expected to either renew the contract or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where the customer agrees at the time of a restack to return the stack to the Company at the end of the LTSA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack which is not recoverable is expensed. As of January 31, 2011, the total remaining stack value was $2.8 million compared to $2.0 million as of October 31, 2010. This balance is expected to increase over time as stack replacements occur. During the first quarter of fiscal 2011, depreciation on this asset category totaled approximately $0.2 million compared to zero in the prior year period.
Share-Based Compensation
We account for restricted stock awards (RSA’s) based on the closing market price of the Company’s common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $0.8 million and $0.6 million for the for the quarters ended January 31, 2011 and 2010, respectively.

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
Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2010 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2010 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of the end of our 2010 fiscal year under Section 382. In January 2011, the Company completed a registered direct offering to a single investor for 10.2 million shares of stock (approximately 8 percent of our outstanding common shares). While we have not performed an update to the 382 study, we estimate that, based on results of the prior study, there was no ownership change which would limit our NOL and credit carryovers as of the end of our quarter ended January 31, 2011 fiscal year under Section 382.
ACCOUNTING GUIDANCE UPDATE
Recently Adopted Accounting Guidance
In April 2010, the FASB provided guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon the achievement of milestone events. An entity may only recognize consideration that is contingent upon the achievement of a milestone in its entirety in the period the milestone is achieved only if the milestone meets certain criteria. We adopted this guidance effective November 1, 2010 and it did not impact our financial statements.

In December 2009, the FASB issued revised guidance related to the consolidation of variable interest entities (“VIE”). The revised guidance requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. We adopted this guidance effective November 1, 2010 and it did not impact our financial statements.
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. We adopted this guidance for revenue arrangements entered into or materially modified after November 1, 2010 and it did not have an impact on our financial statements or disclosures.
In June 2009, the FASB issued accounting guidance which requires a company to perform ongoing reassessment of whether it is the primary beneficiary of a variable interest entity (“VIE”). Specifically, the guidance modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate a VIE is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and enhanced disclosures of the company’s involvement in VIEs and any significant changes in risk exposure due to that involvement. We adopted this guidance effective November 1, 2010 and it did not have an impact on our financial statements.
Recent Accounting Guidance Not Yet Effective
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Levels 1 and Levels 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company was not impacted by the disclosures effective for interim periods beginning after December 15, 2009 and we do not expect the remaining disclosures required after December 15, 2010 upon adoption of this guidance will have a material impact on our financial statements or disclosures

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At January 31, 2011, U.S. treasury investments had a carrying value of $44.1 million, which approximated fair value. These investments have maturity dates ranging from February 2011 to March 2012 and a weighted average yield to maturity of 0.5%. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk from changing interest rates. Based on our overall interest rate exposure at January 31, 2011, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
As of January 31, 2011, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2011 was $0.5 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants
We hold warrants for the right to purchase an additional 3,969 shares of Versa’s common stock. The fair value of the warrants at January 31, 2011 was $0.2 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2011.

FUELCELL ENERGY, INC.
(Registrant)

March 14, 2011 Date	/s/ Joseph G. Mahler Joseph G. Mahler
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