Form 10-Q
period 2011-04-30
FUELCELL ENERGY INC
filed 2011-06-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at June 7, 2011: 126,975,692

FUELCELL ENERGY, INC.
FORM 10-Q

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,980	$20,467
Investments — U.S. treasury securities	18,067	25,019
Accounts receivable, net	19,879	18,066
Inventories, net	36,199	33,404
Other current assets	7,395	5,253

Total current assets	118,520	102,209

Property, plant and equipment, net	24,289	26,679
Investments — U.S. treasury securities	—	9,071
Investment in and loans to affiliate	9,779	9,837
Other assets, net	5,941	2,733

Total assets	$158,529	$150,529

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$4,017	$976
Accounts payable	11,764	10,267
Accounts payable due to affiliate	275	575
Accrued liabilities	26,335	16,721
Deferred revenue	31,218	25,499
Preferred stock obligation of subsidiary	8,992	—

Total current liabilities	82,601	54,038

Long-term deferred revenue	7,500	8,042
Long-term preferred stock obligation of subsidiary	14,564	—
Long-term debt and other liabilities	4,124	4,056

Total liabilities	108,789	66,136

Redeemable preferred stock of subsidiary	—	16,849
Redeemable preferred stock (liquidation preference of $64,020 at April 30, 2011 and October 31, 2010)	59,857	59,857
Total (Deficit) Equity:
Shareholders’ (deficit) equity
Common stock ($.0001 par value); 225,000,000 shares authorized; 126,692,525 and 112,965,725 shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	12	11
Additional paid-in capital	677,157	663,951
Accumulated deficit	(686,517)	(655,623)
Accumulated other comprehensive income	15	11
Treasury stock, Common, at cost (5,679 shares at April 30, 2011 and October 31, 2010)	(53)	(53)
Deferred compensation	53	53

Total shareholders’ (deficit) equity	(9,333)	8,350
Noncontrolling interest in subsidiaries	(784)	(663)

Total (deficit) equity	(10,117)	7,687

Total liabilities and (deficit) equity	$158,529	$150,529

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	April 30,
	2011	2010
Revenues:
Product sales and revenues	$26,673	$13,007
Research and development contracts	1,934	3,580

Total revenues	28,607	16,587

Costs and expenses:
Cost of product sales and revenues	37,460	19,120
Cost of research and development contracts	2,017	3,267
Administrative and selling expenses	4,454	4,547
Research and development expenses	4,498	5,089

Total costs and expenses	48,429	32,023

Loss from operations	(19,822)	(15,436)

Interest expense	(928)	(45)
Income (loss) from equity investment	143	(245)
Interest and other income, net	634	364

Loss before redeemable preferred stock of subsidiary	(19,973)	(15,362)

Accretion of redeemable preferred stock of subsidiary	—	(603)

Loss before provision for income taxes	(19,973)	(15,965)

Provision for income taxes	(35)	(13)

Net loss	(20,008)	(15,978)

Net loss attributable to noncontrolling interest	52	96

Net loss attributable to FuelCell Energy, Inc.	(19,956)	(15,882)

Adjustment for modification of redeemable preferred stock of subsidiary	(8,987)	—
Preferred stock dividends	(800)	(800)

Net loss to common shareholders	$(29,743)	$(16,682)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.24)	$(0.20)
Basic and diluted weighted average shares outstanding	125,009,180	84,515,979

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Six Months Ended
	April 30,
	2011	2010
Revenues:
Product sales and revenues	$52,433	$25,815
Research and development contracts	4,254	5,388

Total revenues	56,687	31,203

Costs and expenses:
Cost of product sales and revenues	65,519	37,133
Cost of research and development contracts	4,354	5,363
Administrative and selling expenses	8,504	8,703
Research and development expenses	8,744	9,709

Total costs and expenses	87,121	60,908

Loss from operations	(30,434)	(29,705)

Interest expense	(982)	(108)
Loss from equity investment	(55)	(393)
Interest and other income, net	1,034	683

Loss before redeemable preferred stock of subsidiary	(30,437)	(29,523)

Accretion of redeemable preferred stock of subsidiary	(525)	(1,160)

Loss before provision for income taxes	(30,962)	(30,683)

Provision for income taxes	(53)	(13)

Net loss	(31,015)	(30,696)

Net loss attributable to noncontrolling interest	121	182

Net loss attributable to FuelCell Energy, Inc.	(30,894)	(30,514)

Adjustment for modification of redeemable preferred stock of subsidiary	(8,987)	—
Preferred stock dividends	(1,600)	(1,602)

Net loss to common shareholders	$(41,481)	$(32,116)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.35)	$(0.38)
Basic and diluted weighted average shares outstanding	119,963,394	84,459,926
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(31,015)	$(30,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,608	1,377
Loss from equity investment	55	393
Accretion of redeemable preferred stock of subsidiary	525	1,160
Interest receivable on loan to affiliate	(86)	(34)
Loss on derivatives	78	30
Depreciation	3,185	3,772
Amortization of bond premium	42	32
Provision for doubtful accounts	235	40
(Increase) decrease in operating assets:
Accounts receivable	(2,048)	4,770
Inventories	(2,795)	(4,851)
Other assets	(5,260)	1,865
Increase (decrease) in operating liabilities:
Accounts payable	1,197	(3,492)
Accrued liabilities	10,268	2,001
Deferred revenue	5,177	7,137

Net cash used in operating activities	(18,834)	(16,496)

Cash flows from investing activities:
Capital expenditures	(700)	(1,685)
Convertible loan to affiliate	—	(600)
Treasury notes matured	49,000	7,000
Treasury notes purchased	(33,019)	(19,670)

Net cash provided by (used in) investing activities	15,281	(14,955)

Cash flows from financing activities:
Repayment of debt	(65)	(205)
Proceeds from revolving line of credit	3,000	—
Payment of preferred dividends and return of capital	(4,406)	(1,917)
Proceeds from sale of common stock, net of registration fees	21,533	—
Common stock issued for stock plans and related expenses	—	(151)

Net cash provided by (used in) financing activities	20,062	(2,273)

Effects on cash from changes in foreign currency rates	4	13

Net increase (decrease) in cash and cash equivalents	16,513	(33,711)

Cash and cash equivalents-beginning of period	20,467	57,823

Cash and cash equivalents-end of period	$36,980	$24,112

Supplemental cash flow disclosures:
Cash interest paid	$66	$108

Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$707	$673
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$58	$109
Adjustment for modification of redeemable preferred stock of subsidiary	$8,987	—
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 1. Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a Delaware corporation engaged in the development, manufacture and service of high temperature fuel cells for clean electric power generation. Our Direct FuelCell power plants produce ultra-clean, efficient and reliable 24/7 base load electricity for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cell and other fuel cell technologies. We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales and research and development contracts, license fee income and sales of equity and debt securities. In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and implementing our cost reduction efforts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of April 30, 2011 have been included. All intercompany accounts and transactions have been eliminated.
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
Concentrations
We contract with a concentrated number of customers for the sale and service of products and for research and development contracts. For the six months ended April 30, 2011 and 2010, our top four customers, POSCO Power (“POSCO”), which is a related party and owns approximately 9 percent of the outstanding common shares of the Company, the U.S. government (primarily the Department of Energy), BioFuels and Pacific Gas & Electric, in the aggregate, accounted for 88 percent and 81 percent, respectively, of our consolidated revenues. For the six months ended April 30, 2011 and 2010, our largest strategic partner, POSCO, accounted for 58 percent and 64 percent, respectively, of total revenues. The U.S. government accounted for 8 percent and 17 percent, respectively, of total revenues. BioFuels accounted for 15 percent and 0 percent, respectively, and Pacific Gas & Electric accounted for 7 percent and 0 percent of total revenues for the six months ended April 30, 2011 and 2010, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. See Note 14.
Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Net loss	$(20,008)	$(15,978)	$(31,015)	$(30,696)
Foreign currency translation adjustments	2	5	4	13

Comprehensive loss	$(20,006)	$(15,973)	$(31,011)	$(30,683)

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
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. We adopted this guidance for revenue arrangements entered into or materially modified after November 1, 2010 and it did not have an impact on our financial statements or disclosures to date.

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
Note 3. Equity investments
Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa is a private company founded in 2001 that is developing advanced SOFC systems for various stationary and mobile applications. We have a 39 percent ownership interest in Versa and account for Versa under the equity method of accounting. We recognize our share of the income (loss) as income (loss) from equity investments on the consolidated statements of operations.
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
We have determined that the above warrants represent derivatives subject to fair value accounting. The fair value is determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of the warrants is included within investment and loan to affiliate on the consolidated balance sheets and changes in the fair value of the warrants are included in interest and other income on the consolidated statements of operations. The fair value of the warrants as of April 30, 2011 and October 31, 2010 was $0.2 million. The change in the fair value of the warrants was not material to the consolidated financial statements for the three months ended April 30, 2011 and 2010. The carrying value of our investment in and loans to Versa was $9.8 million as of April 30, 2011 and October 31, 2010, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 4. Investments in U.S. Treasury Securities
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at April 30, 2011 and October 31, 2010:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	gains (losses)	Fair value
U.S. government obligations
As of April 30, 2011	$18,067	$47	$—	$18,114
As of October 31, 2010	$34,090	$74	$—	$34,164
The following table summarizes the contractual maturities of investments at amortized cost and fair value as of April 30, 2011:

			Weighted
			average
	Amortized		yield to
	cost	Fair value	maturity

Due within one year	$18,067	$18,114	1.2%
Due after one year	—	—	—

Total investments	$18,067	$18,114	1.2%

Note 5. Inventories
The components of inventory at April 30, 2011 and October 31, 2010 consisted of the following:

	April 30,	October 31,
	2011	2010

Raw materials	$17,805	$15,509
Work-in-process	20,540	22,786

Gross Inventory	$38,345	$38,295
Less amount to reduce certain inventories to lower of cost or market	(2,146)	(4,891)

Net inventory	$36,199	$33,404

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks, which are subcomponents of a power plant. Work in process also includes costs related to power plants in inventory which have not yet been dedicated to a particular commercial customer contract. The above inventory amounts include a lower of cost or market adjustment to write down the carrying value of certain legacy inventory to its estimated market value.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 6. Accounts Receivable
Accounts receivable at April 30, 2011 and October 31, 2010 consisted of the following:

	April 30,	October 31,
	2011	2010
U.S. Government:
Amount billed	$323	$223
Unbilled recoverable costs	988	605

	1,311	828

Commercial Customers:
Amount billed	7,531	9,718
Unbilled recoverable costs	11,037	7,520

	18,568	17,238

	$19,879	$18,066

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.6 million and $0.4 million at April 30, 2011 and October 31, 2010, respectively.
Note 7. Accrued Liabilities
Accrued liabilities at April 30, 2011 and October 31, 2010 consisted of the following:

	April 30,	October 31,
	2011	2010

Accrued payroll and employee benefits(1)	$3,660	$3,430
Accrued contract and operating costs(2)	1,077	2,126
Reserve for product warranty cost(3)	682	696
Reserve for long-term service agreement costs(4)	10,457	7,742
Reserve for B1200 repair and upgrade program(4)	8,752	—
Accrued taxes, legal, professional and other(5)	1,707	2,727

	$26,335	$16,721

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts and amounts estimated as owed to customers related to contract performance.

(3)
Activity in the reserve for product warranty costs during the six months ended April 30, 2011 included additions for estimates of potential future warranty obligations of $0.2 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $0.2 million as contracts progress through the warranty period or are beyond the warranty period.

(4)	Refer to description below.

(5)	Balance includes accrued sales, use and payroll taxes as well as estimated legal, professional and other expense estimates as of the end of the period.
Reserve for long-term service agreement costs (LTSA)
The Company provides for reserves on LTSA agreements when the estimated future stack replacement and service costs exceed the remaining contract value. For certain of our legacy LTSA contracts on power plants with our older 3-year stack designs, the Company has accrued a reserve as a result of the estimated costs associated with the replacement of older stacks produced prior to the five-year stack design. We expect the replacement of these older 3-year stack designs to continue into mid 2012. Reserve estimates for future costs associated with maintaining legacy service agreements are determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant. This reserve also includes estimated amounts accrued under guaranteed output provisions of the LTSA service contracts.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Reserve for B1200 repair and upgrade program
During the second quarter of fiscal 2011, the Company incurred an obligation to repair and upgrade a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The repair and upgrade obligation was based on events that occurred and knowledge obtained concerning the performance of this select group of modules during the second fiscal quarter of 2011 however, the formal agreement to begin the repair and upgrade program was not finalized until May 2011. The program is expected to start in the third quarter of 2011 and conclude by mid-2012. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. The charge consisted of the costs associated with the replacement of modules of $9.5 million and the costs associated with the repair of other modules of $4.1 million, partially off-set by the estimated fair value at the end of the respective LTSA contract terms for upgraded assets being deployed in the program of approximately $4.8 million, which will be returned to the Company at the expiration of the respective LTSA agreements if the customer does not renew the LTSA agreement through at least the remaining useful life of the upgraded assets.
Note 8. Revolving Credit Facility
In January 2011, the Company entered into a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. Aside from certain negative covenants limiting the Company’s ability to merge or acquire another company, sell non-inventory assets, create liens against collateral or change the organizational structure or identity, the facility does not require compliance with any financial covenants. At April 30, 2011, the outstanding amount owed under this facility was $3.0 million and is classified as current portion of long-term debt and other liabilities on the consolidated balance sheets.
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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Share-based compensation reflected in the consolidated statements of operations for the three and six months ended April 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Cost of product sales and revenues	$260	$168	$403	$392
Cost of research and development contracts	52	38	71	77
General and administrative expense	485	372	891	566
Research and development expense	29	156	241	341

Total share-based compensation	$826	$734	$1,606	$1,376

The following table summarizes stock option activity for the six months ended April 30, 2011:

		Weighted
	Number of	average
	options	option price ($)
Outstanding at October 31, 2010	5,118,201	10.15
Granted	216,657	1.98
Cancelled	(421,925)	23.03

Outstanding at April 30, 2011	4,912,933	8.69

As of April 30, 2011, there were 2,278,319 RSAs outstanding with a weighted average per share fair value of $2.29. There were 1,293,616 RSAs granted during the three months ended April 30, 2011 and forfeitures totaled 11,586 during this period.
For the six months ended April 30, 2011, 60,082 shares were issued under the ESPP at a per share cost of $0.97. There were 1,067,621 shares of common stock reserved for issuance under the ESPP as of April 30, 2011.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 10. Shareholders’ Equity
Registered Direct Offering
On January 13, 2011 we sold an aggregate of 10,160,428 units at a negotiated price of $1.87 per unit, with each unit consisting of (i) one share of FuelCell Energy, Inc. common stock, par value $0.0001 per share (“Common Stock”) and (ii) one warrant to purchase 1.0 share of Common Stock, in a registered direct offering for gross proceeds of $19.0 million. The net proceeds from the sale of the units, after deducting the placement agent fees and other estimated offering expenses, was approximately $17.8 million. We have used and intend to use the proceeds from this offering for product development, project financing, expansion of manufacturing capacity, and general corporate purposes.
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
Common Stock Sales
The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company’s outstanding Series 1 and Series B preferred shares. During the six months ended April 30, 2011, we sold 1,925,400 shares of the Company’s common stock on the open market and raised approximately $3.7 million, net of fees.
Changes in shareholders’ (deficit) equity
Changes in shareholders’ equity were as follows for the six months ended April 30, 2011:

	Total
	Shareholders’	Noncontrolling	Total
	(Deficit) Equity	interest	(Deficit) Equity

Balance at October 31, 2010	$8,350	$(663)	$7,687
Sale of Common Stock and related fees	21,533	—	21,533
Share-based compensation	1,608	—	1,608
Common stock issued in settlement of prior year bonus obligation	707	—	707
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	(54)	—	(54)
Preferred dividends — Series B	(1,600)	—	(1,600)
FuelCell Ltd. (adjustment from Series 1 modification)	(8,987)	—	(8,987)
Effect of foreign currency translation	4	—	4
Net loss	(30,894)	(121)	(31,015)

Balance at April 30, 2011	$(9,333)	$(784)	$(10,117)

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Note 11. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Numerator
Net loss	$(20,008)	$(15,978)	$(31,015)	$(30,696)
Net loss attributable to noncontrolling interest	52	96	121	182
Adjustment for modification of redeemable preferred stock of subsidiary	(8,987)	—	(8,987)	—
Preferred stock dividend	(800)	(800)	(1,600)	(1,602)

Net loss to common shareholders	$(29,743)	$(16,682)	$(41,481)	$(32,116)

Denominator
Weighted average basic common shares	125,009,180	84,515,979	119,963,394	84,459,926
Effect of dilutive securities (1)	—	—	—	—

Weighted average diluted common shares	125,009,180	84,515,979	119,963,394	84,459,926

Basic loss per share	$(0.24)	$(0.20)	$(0.35)	$(0.38)

Diluted loss per share (1)	$(0.24)	$(0.20)	$(0.35)	$(0.38)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At April 30, 2011 and 2010, there were options to purchase 4.9 million and 5.3 million shares of common stock, respectively. There were outstanding warrants of 10.2 million as of April 30, 2011 and there were no warrants outstanding as of April 30, 2010. Refer to our Annual Report on Form 10-K for the year ended October 31, 2010 for information on our convertible preferred stock.

Note 12. Commitments and Contingencies
We have pledged approximately $9.4 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2011, outstanding letters of credit totaled $8.0 million. These expire on various dates through May 2012.
Note 13. Redeemable Preferred Stock
Series 1 Preferred Share Obligation
On March 31, 2011, the Company entered into an agreement with Enbridge, Inc. (“Enbridge”) to modify the provisions of the Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) of FCE FuelCell Energy Ltd. (“FCE Ltd.”), a wholly-owned subsidiary of the Company. Enbridge is the sole holder of the Series 1 Preferred Shares. Consistent with the previous Series 1 preferred share agreement FuelCell Energy, Inc. continues to guarantee the return of principal and dividend obligations of FCE Ltd. to the Series 1 preferred shareholders under the modified agreement.
Under the original Series 1 Preferred Shares provisions, FCE Ltd. had an accrued and unpaid dividend obligation of approximately Cdn. $12.5 million representing the deferral of dividends plus additional dividends thereon. Payment was originally due to Enbridge as of December 31, 2010, but was subsequently extended based on mutual consent. Under the modified share provisions, this obligation will be settled as (i) equal quarterly return of capital cash payments to the holders of the Series 1 Preferred Shares on the last day of each calendar quarter starting on March 31, 2011 and ending on December 31, 2011 and (ii) additional return of capital cash payments, as consideration for the one-year deferral, calculated at a 9.8 percent rate per annum on the unpaid Cdn. $12.5 million obligation, which additional payments will also be made to the holders of the Series 1 Preferred Shares on the last day of each calendar quarter starting on March 31, 2011 and ending on December 31, 2011.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
Under the original Series 1 Preferred Shares provisions, FCE Ltd. was to make annual dividend payments totaling Cdn. $1,250,000. The modified terms of the Series 1 Preferred Shares adjust these payments to (i) annual dividend payments of Cdn$500,000 and (ii) annual return of capital payments of Cdn. $750,000, in each case payable in cash. These payments commenced on March 31, 2011 and will end on December 31, 2020. Additional dividends accrue on cumulative unpaid dividends at a 1.25 percent quarterly rate, compounded quarterly, until payment thereof. On December 31, 2020 the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares and the balance of the principal redemption price shall be paid to the holders of the Series 1 Preferred Shares. FCE Ltd. has the option of making dividend payments in the form of common stock or cash under the Series 1 Preferred Shares provisions.
On March 31, 2011, the modified instrument had a carrying value of Cdn. $25.2 million. The Company assessed the accounting guidance related to the classification of the preferred shares after the modification on March 31, 2011 and concluded that the preferred shares should be classified as a mandatorily redeemable financial instrument, and presented as a liability on the consolidated balance sheet. Due to the reclassification of the instrument to a liability, the Company has accounted for this modification of the Series 1 Preferred shares as an extinguishment and therefore the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on our balance sheet prior to the modification represents a return to the preferred stockholder and treated in a manner similar to the treatment of dividends paid on preferred stock. Accordingly, the difference between (1) the fair value of the Series 1 Preferred shares and (2) the carrying amount of the Series 1 Preferred shares on our balance sheet prior to the modification was subtracted from net loss to arrive at loss to common stockholders in the calculation of earnings per share.
The previous model used to value the original Series I Preferred shares was modified to value the pre-modification contract, to reflect the new cash-flows discussed above. The notional amount of the instrument is amortizing beginning in 2011 to correspond to the initial four quarterly returns of capital payments in 2011 and to the quarterly $187,500 paid from 2011-2020 as return of capital. It is assumed that the Company will exercise the call option to force conversion in 2020. The conversion feature is modeled using a lattice approach. Call option strikes are adjusted for cumulative dividends and the conversion ratio is adjusted by the notional schedule. The stock is projected in the future assuming a log-normal distribution. The stock volatility, the interest rate curve, the foreign exchange rates and credit spreads are assumed to be deterministic. The cumulative dividend is modeled as a quarterly cash dividend component and a cumulative payment in 2020.
As previously modeled, the variable dividend component is valued using a Monte-Carlo simulation approach. Its value is defined as the difference between a 5% annual dividend payment stream and the value of a stock price and foreign exchange rate linked dividend payment stream. Future stock price and exchange rates are simulated assuming a Geometric Brownian motion to determine the dividend amount up to 2020, when the Preferred Shares are assumed to be force converted.
The revaluation of the Series 1 Preferred shares resulted in a reduction of additional paid in capital of $9.0 million, which is also presented on the consolidated statements of operations as a charge to modification of redeemable preferred stock of subsidiary to arrive at net loss to common shareholders and is included in the calculation of earnings per share for net loss to common shareholders. The reason for the change in the value of the obligation was that the original obligation had been accounted for under purchase price accounting at the time of the Global Thermoelectric Inc. acquisition in November 2003. The valuation at that time included a market risk discount and used the exchange rate at the time of the acquisition. Under the new valuation, the future estimated cash flows were discounted using the current exchange rate.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
The Company made its first scheduled payment of Cdn.$3.7 million during the second fiscal quarter under the terms of the modified agreement, including interest of approximately Cdn.$0.9 million. As of April 30, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$22.4 million ($23.6 million USD) and is classified as “Preferred stock obligation of subsidiary” on the consolidated balance sheets. As of April 30, 2011 the current amount of this obligation totaled $9.0 million and the long term amount totaled $14.6 million. Interest expense will be recorded on the consolidated statement of operations as these balances are amortized. For the three and six months ended April 30, 2011, interest expense totaled approximately $0.9 million.
Significant Terms of the Series 1 Preferred Shares
The significant terms of the Series 1 Preferred Shares include the following:
•
Voting Rights -The holders of the Series 1 Preferred Shares are not entitled to any voting rights or to receive notice of or to attend any meeting of the shareholders of FCE Ltd, but shall be entitled to receive notice of meetings of shareholders of FCE Ltd. called for the purpose of authorizing the dissolution or sale of its assets or a substantial part thereof.

•
Dividends and Return of Capital - On the last day of each Calendar Quarter starting on March 31, 2011 and ending on December 31, 2020, the Corporation shall make (i) a return of capital payment to the holders of the Class A Preferred Shares in an aggregate amount equal to Cdn. $187,500, and (ii) a dividend payment to the holders of the Class A Preferred Shares equal to Cdn. $125,000 in the aggregate.

On the last day of each Calendar Quarter starting on March 31, 2011 and ending on December 31, 2011, the Corporation shall make (i) a return of capital payment to the holders of the Class A Preferred Shares equal to Cdn. $3.1 million in the aggregate (the “2010 Capital Repayment”), and (ii) a return of capital payment to the holders of the Class A Preferred Shares at the rate of 9.8% per annum on the 2010 Capital Payment for the period from January 10, 2011 to the date the 2010 Capital Payment is made.

Dividend payments can be made in cash or common stock of the Company, at the option of FCE Ltd., and if common stock is issued it may be unregistered. If FCE Ltd. elects to make such payments by issuing common stock of the Company, the number of common shares is determined by dividing the cash dividend obligation by 95 percent of the volume weighted average price in US dollars at which board lots of the common shares have been traded on NASDAQ during the 20 consecutive trading days preceding the end of the calendar quarter for which such dividend in common shares is to be paid converted into Canadian dollars using the Bank of Canada’s noon rate of exchange on the day of determination.

•
Redemption — The Series 1 Preferred Shares are redeemable by FCE Ltd. for Cdn.$25 per share less any amounts paid as a return of capital in respect of such share plus all unpaid dividends and accrued interest. Holders of the Series 1 Preferred Shares do not have any mandatory or conditional redemption rights.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)
•
Liquidation or Dissolution — In the event of the liquidation or dissolution of FCE Ltd., the holders of Series 1 Preferred Shares will be entitled to receive Cdn.$25 per share less any amounts paid as a return of capital in respect of such share plus all unpaid dividends and accrued interest. The Company has guaranteed any liquidation obligations of FCE Ltd.

•	Exhange Rights — A holder of Series 1 Preferred Shares has the right to exchange such shares for fully paid and non-assessable common stock of the Company at the following exchange prices:
•	Cdn$129.46 per share of common stock after July 31, 2010 until July 31, 2015;

•	Cdn$138.71 per share of common stock after July 31, 2015 until July 31, 2020; and

•	at any time after July 31, 2020, at a price equal to 95 percent of the then current market price (in Cdn.$) of the Company’s common stock at the time of conversion.

The exchange rates set forth above shall be adjusted if the Company: (i) subdivides or consolidates the common stock; (ii) pays a stock dividend; (iii) issues rights, options or other convertible securities to the Company’s common stockholders enabling them to acquire common stock at a price less than 95 percent of the then-current price; or (iv) fixes a record date to distribute to the Company’s common stockholders shares of any other class of securities, indebtedness or assets.

Note 14. Subsequent Events
POSCO Power 70MW Order
In May 2011, the Company announced a $129 million order for 70 megawatts of fuel cell kits and other equipment and services to POSCO Power. The delivery of fuel cell kits will begin in October 2011 and occur monthly through October 2013. Payment terms include a down payment and progress payments during the term of the contract, with approximately 40 percent of the contract value received by October 2011. POSCO Power is an independent power producer in South Korea and subsidiary of POSCO, a global steel producer.

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

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are a world leader in the development, manufacture and service of ultra-clean, efficient and reliable fuel cell power plants for commercial, industrial, government and utility customers. Our ultra-clean, high efficiency Direct FuelCell® (DFC®) power plants are generating power at over 50 locations worldwide. Our products have generated over 750 million kWh of power using renewable wastewater gas, renewable food and beverage waste gas, natural gas and other hydrocarbon fuels.
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
Our fuel cells operate 24 hours per day seven days per week providing reliable power to both on-site customers and grid-support applications. Our DFC Power Plants can be part of a total on-site power generation solution with our high efficiency products providing base load power. Our power plants can also work in conjunction with intermittent power, such as solar or wind, or less efficient combustion-based equipment that provide peaking and load following. Our products are also well suited for meeting the needs of utility grid-support applications.
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
Our DFC Power Plants are protected by 66 U.S. and 57 international patents. We currently have 29 U.S. and 118 international patents under application.
Recent Developments
POSCO Power 70MW Order
In May 2011, the Company announced a $129 million order for 70 megawatts of fuel cell kits and other equipment and services to POSCO Power. The delivery of fuel cell kits will begin in October 2011 and occur monthly through October 2013. Payment terms include a down payment and progress payments during the term of the contract, with approximately 40 percent of the contract value received by October 2011. POSCO Power is an independent power producer in South Korea and subsidiary of POSCO, a global steel producer.
Series 1 Preferred Share Obligation
On March 31, 2011, the Company entered into an agreement with Enbridge, Inc. (“Enbridge”) to modify the Class A Cumulative Redeemable Exchangeable Preferred Shares agreement (the “Series 1 preferred share agreement”) between FCE FuelCell Energy Ltd. (“FCE Ltd”), a wholly-owned subsidiary of FuelCell Energy, and Enbridge, the sole holder of the Series 1 preferred shares. Consistent with the previous Series 1 preferred share agreement, FuelCell continues to guarantee the return of principal and dividend obligations of FCE Ltd. to the Series 1 preferred shareholders under the modified agreement.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheet from redeemable minority interest to a liability (preferred stock obligation of subsidiary). As a result of this reclassification, the Company revalued the instrument. The revaluation of the Series 1 Preferred shares resulted in a reduction of additional paid in capital of $9.0 million, which is also presented on the consolidated statement of operations as a charge to modification of redeemable preferred stock of subsidiary to arrive at net loss to common shareholders and is included in the calculation of earnings per share for net loss to common shareholders. The Company made its first scheduled payment of Cdn.$3.7 million during the second fiscal quarter under the terms of the modified agreement, including the recording of interest expense of approximately Cdn.$0.9 million. As of April 30, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$22.4 million ($23.6 million USD) and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. Refer to Note 13 of Notes to Consolidated Financial Statements for more information.

B1200 Repair and Upgrade Program
During the second quarter of fiscal 2011, the Company incurred an obligation to repair and upgrade a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The repair and upgrade obligation was based on events that occurred and knowledge obtained concerning the performance of this select group of modules during the second fiscal quarter of 2011 however, the formal agreement to begin the repair and upgrade program was not finalized until May 2011. The program is expected to start in the third quarter of 2011 and conclude by mid-2012. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. The charge consisted of the costs associated with the replacement of modules of $9.5 million and the costs associated with the repair of other modules of $4.1 million, partially off-set by the estimated fair value at the end of the respective LTSA contract terms for upgraded assets being deployed in the program of approximately $4.8 million, which will be returned to the Company at the expiration of the respective LTSA agreements if the customer does not renew the LTSA agreement through at least the remaining useful life of the upgraded assets.
RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Results of Operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and as adjusted for certain items referenced below. Management also uses non-GAAP measures which exclude non-recurring items in order to measure operating periodic performance. Adjustments to GAAP are referenced below in under “Revenues and Costs of Revenues” and “Net Loss to Common Shareholders”. We have added this information because we believe it helps in understanding the results of our operations on a comparative basis. This adjusted information supplements and is not intended to replace performance measures required by U.S. GAAP disclosure.
Comparison of Three Months Ended April 30, 2011 and April 30, 2010
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended April 30, 2011 and 2010 were as follows:

	Three Months Ended
	April 30,		Change
	2011	2010	$	%
Revenues:
Product sales and revenues	$26,673	$13,007	$13,666	105
Research and development contracts	1,934	3,580	(1,646)	(46)

Total	$28,607	$16,587	$12,020	72

Cost of revenues:
Product sales and revenues	$37,460	$19,120	$18,340	96
Research and development contracts	2,017	3,267	(1,250)	(38)

Total	$39,477	$22,387	$17,090	76

Gross Margin (GAAP):
Gross margin from product sales and revenues	$(10,787)	$(6,113)	$(4,674)	76
Gross margin from research and development contracts	(83)	313	(396)	(127)

Total	$(10,870)	$(5,800)	$(5,070)	87

Product Sales Cost-to-revenue ratio (1)	1.40	1.47	N/M	(4)

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.

	Three Months Ended
	April 30,		Change
	2011	2010	$	%
Non-GAAP Adjustment to cost of product sales and revenues:
B1200 Repair and Upgrade Cost	$(8,752)	$—	$(8,752)	N/M

Gross Margin (non-GAAP):
Gross margin from product sales and revenues	$(2,035)	$(6,113)	$4,078	67
Gross margin from research and development contracts	(83)	313	(396)	(127)

Total	$(2,118)	$(5,800)	$3,682	63

Product Sales Cost-to-revenue ratio	1.08	1.47	N/M	(27)
Total revenues for the three months ended April 30, 2011 increased $12.0 million, or 72 percent to $28.6 million from $16.6 million during the same period last year. Total cost of revenues for the three months ended April 30, 2011 increased $17.1 million, or 76 percent to $39.5 million from $22.4 million during the same period last year. A discussion of the change in product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues increased $13.7 million, or 105 percent in the second quarter 2011 to $26.7 million compared to $13.0 million for the prior year period. Product sales and revenues for the second quarter of 2011 included $21.4 of power plants, fuel cell modules, and fuel cell power plant components, $2.2 million of revenue primarily from the design and delivery of capital equipment to POSCO Power for their fuel cell module assembly facility and construction and installation services, and $3.1 million of revenue from service and power purchase agreements.
Cost of product sales and revenues increased $18.3 million, or 96 percent, in the second quarter 2011 to $37.5 million compared to $19.1 million in the same period the prior year. This increase is primarily due to the doubling of revenues in the second quarter fiscal 2011 as compared to the second quarter of fiscal 2010 as well as the cost of the B1200 repair and upgrade program. See Note 7 of Notes to Consolidated Financial Statements and above discussion in Recent Developments for additional details. Margins for product sales and revenues decreased by $4.7 million over the prior year quarter primarily due to the $8.8 million charge for the B1200 repair and upgrade program, partially offset by improved product margins. The product cost-to-revenue ratio was 1.40-to-1.00 in the second quarter of 2011 (1.08-to-1.00 excluding the B1200 repair and upgrade charge) compared to 1.47-to-1.00 in the second quarter of 2010.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period), power purchase agreement (PPA) operating costs and lower of cost or market inventory adjustments.
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. For the three months ended April 30, 2011 and 2010 our top four customers, POSCO Power (“POSCO”) and the U.S. government (primarily the Department of Energy), BioFuels and Pacific Gas & Electric in the aggregate accounted for 87 percent and 86 percent of our consolidated revenues, respectively. For the three months ended April 30, 2011 and 2010, our largest strategic partner, POSCO, accounted for 55 percent and 64 percent of total revenues, respectively, the U.S. government accounted for 7 percent and 22 percent of total revenues, respectively, BioFuels accounted for 20 percent and 0 percent of total revenues, respectively, and Pacific Gas & Electric accounted for 5 percent and 0 percent of total revenues, respectively.

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
Research and development contracts
Research and development contract revenue decreased $1.7 million to $1.9 million for the three months ended April 30, 2011 compared to $3.6 million for the same period in 2010. Cost of research and development contracts decreased $1.3 million to $2.0 million for the three months ended April 30, 2011 compared to $3.3 million during the same period in 2010. The decrease in revenue was due to lower research activities over the prior period primarily related to the solid oxide fuel cell development program with the U.S. Department of Energy (DOE).
Administrative and selling expenses
Administrative and selling expenses were $4.5 million for the three months ended April 30, 2011, remaining consistent compared to last year.
Research and development expenses
Research and development expenses were $4.5 million for the three months ended April 30, 2011 a decrease of $0.6 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects during the period which are classified as cost of sales.
Loss from operations
Loss from operations increased to $19.8 million for the three months ended April 30, 2011 compared to $15.4 million for same period last year. The increase in loss from operations is primarily due to the B1200 repair and upgrade charge, partially offset by improved margins on product sales.
Interest Expense
Interest expense, increased to $0.9 million for the three months ended April 30, 2011 compared to less than $0.1 million for the same period in 2010. The increase is due to the modification of redeemable preferred stock of subsidiary. Accounting guidance now requires amortization of this instrument post-modification to be recorded as interest expense.
On March 31, 2011, the modified instrument had a carrying value of Cdn. $25.2 million. The Company assessed the accounting guidance related to the classification of the preferred shares after the modification on March 31, 2011 and concluded that the preferred shares should be classified as a mandatorily redeemable financial instrument, and presented as a liability on the consolidated balance sheet. As of April 30, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$22.4 million ($23.6 million USD) and is classified as “Preferred stock obligation of subsidiary” on the consolidated balance sheets. As of April 30, 2011 the current amount of this obligation totaled $9.0 million and the long term amount totaled $14.6 million. Amortization of this balance will be recorded as interest expense on the consolidated statement of operations. For the three and six months ended April 30, 2011, interest expense totaled approximately $0.9 million.

Income (loss) from equity investment
Our share of equity income in Versa was $0.1 million for the three months ended April 30, 2011 compared to a loss of $0.2 million for the three months ended April 30, 2010.
Interest and other income, net
Interest and other income, net, increased to $0.6 million for the three months ended April 30, 2011 compared to $0.4 million for the same period in 2010. The increase is due to higher royalty income related to our agreements in the Korea market as minimum annual royalties escalate over the term of the contract.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0 and $0.6 million for the three months ended April 30, 2011 and 2010, respectively.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (preferred stock obligation of subsidiary). Refer to Recent Developments above as well as the section discussing the adjustment for modification of redeemable preferred stock of subsidiary below and Note 13 of Notes to Consolidated Financial Statements for more information.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended April 30, 2011 our provision for income taxes was $.03 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for our U.S. federal or state net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the quarters ended April 30, 2011 and April 30, 2010 was $0.1 million.
Adjustment for modification of redeemable preferred stock of subsidiary
Modification of redeemable preferred stock of subsidiary resulted in a charge of $9.0 million for the six month period ended April 30, 2011.
Due to the reclassification of the instrument to a liability, the Company has accounted for this modification of the Series 1 Preferred shares as an extinguishment and therefore the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on our balance sheet prior to the modification represents a return to the preferred stockholder and treated in a manner similar to the treatment of dividends paid on preferred stock. Accordingly, the difference between (1) the fair value of the Series 1 Preferred shares and (2) the carrying amount of the Series 1 Preferred shares on our balance sheet prior to the modification was subtracted from net loss to arrive at loss to common stockholders in the calculation of earnings per share.

The revaluation of the Series 1 Preferred shares resulted in a reduction of additional paid in capital of $9.0 million, which is also presented on the consolidated statements of operations as a charge to modification of redeemable preferred stock of subsidiary to arrive at net loss to common shareholders and is included in the calculation of earnings per share for net loss to common shareholders. The Company made its first scheduled payment of Cdn.$3.7 million during the second fiscal quarter under the terms of the modified agreement, including interest of approximately Cdn.$0.9 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the quarters ended April 30, 2011 and 2010.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock and the $9.0 million adjustment for the modification of redeemable preferred stock of subsidiary. For the quarters ended April 30, 2011 and 2010, net loss to common shareholders was $29.7 million and $16.7 million, respectively and loss per common share was $(0.24) and $(0.20), respectively.
Excluding the two charges discussed above and recorded in the second quarter of 2011, net loss to common shareholders was $12.0 million or $(0.10) per basic and diluted share, compared to $16.7 million for the second quarter or $(0.20) per basic and diluted share in the second quarter of 2010. Reconciliation of GAAP to Non-GAAP results are as follows:

	Three Months Ended
	April 30,
	2011	2010

Net loss to common shareholders (GAAP)	$(29,743)	$(16,682)

Net loss per share to common shareholders (GAAP)
Basic	$(0.24)	$(0.20)
Diluted	$(0.24)	$(0.20)

Non-GAAP Adjustments
B1200 Repair and Upgrade Cost	$(8,752)	$—
Adjustment for modification of redeemable preferred stock of Subsidiary	$(8,987)	$—

Total	$(17,739)	$—

Net loss to common shareholders (non-GAAP)	$(12,004)	$(16,682)

Net loss per share to common shareholders (non-GAAP)
Basic	$(0.10)	$(0.20)
Diluted	$(0.10)	$(0.20)

Comparison of Six Months Ended April 30, 2011 and April 30, 2010
Revenues and Costs of revenues
Our revenues and cost of revenues for the six months ended April 30, 2011 and 2010 were as follows:

	Six Months Ended
	April 30,		Change
	2011	2010	$	%
Revenues:
Product sales and revenues	$52,433	$25,815	$26,618	103
Research and development contracts	4,254	5,388	(1,134)	(21)

Total	$56,687	$31,203	$25,484	82

Cost of revenues:
Product sales and revenues	$65,519	$37,133	$28,386	76
Research and development contracts	4,354	5,363	(1,009)	(19)

Total	$69,873	$42,496	$27,377	64

Gross Margin:
Gross margin from product sales and revenues	$(13,086)	$(11,318)	$(1,768)	16
Gross margin from research and development Contracts	(100)	25	(125)	(500)

Total	$(13,186)	$(11,293)	$(1,893)	17

Product Sales Cost-to-revenue ratio (1)	1.25	1.44	N/M	(13)

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.

	Six Months Ended
	April 30,		Change
	2011	2010	$	%
Non-GAAP Adjustment to cost of product sales and revenues:
B1200 Repair and Upgrade Cost	$(8,752)	$—	$(8,752)	N/M

Gross Margin (non-GAAP):
Gross margin from product sales and revenues	$(4,334)	$(11,318)	$6,984	62
Gross margin from research and development contracts	(100)	25	(125)	(500)

Total	$(4,434)	$(11,293)	$6,859	61

Product Sales Cost-to-revenue ratio	1.08	1.44	N/M	(25)
Total revenues for the six months ended April 30, 2011 increased $25.5 million, or 82 percent to $56.7 million from $31.2 million during the same period last year. Total cost of revenues for the six months ended April 30, 2011 increased $27.4 million, or 64 percent to $69.9 million from $42.5 million during the same period last year. A discussion of the changes product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues increased $26.6 million, or 103 percent in the first six months of 2011 to $52.4 million compared to $25.8 million for the prior year period. Product sales and revenues for the first six months of 2011 included $41.7 of power plants, fuel cell modules, and fuel cell power plant components, $4.7 million of revenue primarily from the design and delivery of capital equipment to POSCO Power for their fuel cell module assembly facility as well as construction and installation services, and $6.0 million of revenue from service and power purchase agreements.

Cost of product sales and revenues increased $28.4 million, or 76 percent in the first six months of 2011 to $65.5 million compared to $37.1 million in the same period the prior year. This increase is primarily due to the doubling of revenues in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as well as the B1200 repair and upgrade program charge discussed above. Margins for product sales and revenues decreased by $1.8 million over the prior year due to the B1200 repair and upgrade program charge, partially offset by improved product margins. The product cost-to-revenue ratio was 1.25-to-1.00 in the first six months of 2011 (1.08-to-1.00 excluding the $8.8 million B1200 repair and upgrade charge) compared to 1.44-to-1.00 in the first six months of 2010.
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
Total product sales and service backlog as of April 30, 2011 was $135.5 million compared to $75.5 million as of April 30, 2010. Product order backlog was $60.4 million and $48.1 million as of April 30, 2011 and 2010, respectively. Product backlog at the end of the first six months includes 18.1 megawatts (MW) of power plants and fuel cell component kits as well as orders for parts and work associated with a commercial joint development agreement with POSCO Power for a small scale DFC power plant for the commercial building market. Backlog for long-term service agreements was $75.1 million and $27.4 million as of April 30, 2011 and 2010, respectively.
For the six months ended April 30, 2011 and 2010, our top four customers, POSCO Power (“POSCO”), which is a related party and owns approximately 9 percent of the outstanding common shares of the Company, the U.S. government (primarily the Department of Energy), BioFuels and Pacific Gas & Electric in the aggregate accounted for 88 percent and 81 percent, respectively, of our consolidated revenues. Our largest strategic partner, POSCO, accounted for 58 percent and 65 percent, respectively, of total revenues. The U.S. government accounted for 8 percent and 22 percent, respectively, of total revenues. BioFuels accounted for 15 percent and 0 percent, respectively, and Pacific Gas & Electric accounted for 7 percent and 0 percent, respectively, of total revenues.
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
Research and development contracts
Research and development contract revenue decreased $1.1 million to $4.3 million for the six months ended April 30, 2011 compared to $5.4 million for the same period in 2010. Cost of research and development contracts decreased $1.0 million to $4.4 million for the six months ended April 30, 2011 compared to $5.4 million during the first six months of 2010. The decrease in revenue was due to lower levels of research activities over the prior period as phase II of the solid oxide fuel cell development program with the U.S. Department of Energy (DOE) ended. The Company began phase III of this program towards the end of the second quarter 2011.

The Company’s research and development backlog totaled $15.2 million ($3.9 million funded) as of April 30, 2011 compared to $9.9 million ($6.4 million funded) as of April 30, 2010. The increase is primarily due to SECA Phase III program award.
Administrative and selling expenses
Administrative and selling expenses were $8.5 million for the six months ended April 30, 2011, a decrease of $0.2 million compared to last year’s period.
Research and development expenses
Research and development expenses were $8.7 million for the six months ended April 30, 2011 a decrease of $1.0 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects during the period which are classified as cost of sales.
Loss from operations
Loss from operations increased to $30.4 million for the six months ended April 30, 2011 compared to $29.7 million for same period last year due to the B1200 repair and upgrade charge discussed above, partially offset by improved product margins.
Interest Expense
Interest expense, increased to $1.0 million for the six months ended April 30, 2011 compared to $0.1 million for the same period in 2010. The increase is due to the modification of redeemable preferred stock of subsidiary. Accounting guidance now requires amortization of this instrument post-modification to be recorded as interest expense.
Loss from equity investment
Our share of equity losses in Versa decreased to $0.1 million for the six months ended April 30, 2011 compared to $0.4 million for the six months ended April 30, 2010.
Interest and other income, net
Interest and other income, net, increased to $1.0 million for the six months ended April 30, 2011 compared to $0.7 million for the same period in 2010. The increase is due to higher royalty income related to our agreements in the Korea market as minimum annual royalties escalate over the term of the contract.
Accretion of Preferred Stock of Subsidiary
The accretion of the fair value discount on the Series 1 Preferred Shares was $0.5 million and $1.2 million for the six months ended April 30, 2011 and 2010, respectively.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (preferred stock obligation of subsidiary). Refer to Recent Developments as well as the section on adjustment for modification of redeemable preferred stock of subsidiary below and Note 13 of Notes to Consolidated Financial Statements for more information.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the six months ended April 30, 2011 our provision for income taxes was $0.1 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the six months ended April 30, 2011 and April 30, 2010 was $0.1 million and $0.2 million, respectively.
Adjustment for modification of redeemable preferred stock of subsidiary
Modification of redeemable preferred stock of subsidiary resulted in a charge of $9.0 million for the six month period ended April 30, 2011.
Due to the reclassification of the instrument to a liability, the Company has accounted for this modification of the Series 1 Preferred shares as an extinguishment and therefore the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on our balance sheet prior to the modification represents a return to the preferred stockholder and treated in a manner similar to the treatment of dividends paid on preferred stock. Accordingly, the difference between (1) the fair value of the Series 1 Preferred shares and (2) the carrying amount of the Series 1 Preferred shares our balance sheet prior to the modification was subtracted from net loss to arrive at loss to common stockholders in the calculation of earnings per share.
The revaluation of the Series 1 Preferred shares resulted in a reduction of additional paid in capital of $9.0 million, which is also presented on the consolidated statements of operations as a charge to modification of redeemable preferred stock of subsidiary to arrive at net loss to common shareholders and is included in the calculation of earnings per share for net loss to common shareholders. The Company made its first scheduled payment of Cdn.$3.7 million during the second fiscal quarter under the terms of the modified agreement, including interest of approximately Cdn.$0.9 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $1.6 million in each of the six month periods ended April 30, 2011 and 2010.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock and the $9.0 million adjustment for the modification of redeemable preferred stock of subsidiary. For the six months ended April 30, 2011 and 2010, net loss to common shareholders was $41.5 million and $32.1 million, respectively and loss per common share was $(0.35) and $(0.38), respectively.

Excluding the two charges discussed above and recorded in the second quarter of 2011, net loss to common shareholders was $23.7 million or $(0.20) per basic and diluted share, compared to $32.1 million or $(0.38) per basic and diluted share for the six months ended April 30, 2011 and 2010, respectively. Reconciliation of GAAP to Non-GAAP results are as follows:

	Six Months Ended
	April 30,
	2011	2010

Net loss to common shareholders (GAAP)	$(41,481)	$(32,116)

Net loss per share to common shareholders (GAAP)
Basic	$(0.35)	$(0.38)
Diluted	$(0.35)	$(0.38)

Non-GAAP Adjustments
B1200 Repair and Upgrade Cost	$(8,752)	$—
Adjustment for modification of redeemable preferred stock of Subsidiary	$(8,987)	$—

Total	$(17,739)	$—

Net loss to common shareholders (non-GAAP)	$(23,742)	$(32,116)

Net loss per share to common shareholders (non-GAAP)
Basic	$(0.20)	$(0.38)
Diluted	$(0.20)	$(0.38)
LIQUIDITY AND CAPITAL RESOURCES
Our future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. We estimate that we can achieve Company profitability at an annual production rate of 80 MW to 90 MW based on sales mix. Actual results will depend on product mix, volume, future service costs, and market pricing.
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
During fiscal 2010, our manufacturing run-rate was an annualized 22 MW. In response to the increased level of domestic orders received in 2010 and anticipating additional orders from POSCO Power, we increased our production run rate to 35 megawatts per year during the fourth quarter of fiscal year 2010 and recently increased this rate to 56 MW annually.
Our current manufacturing capacity is up to 90 MW, depending on product mix and other factors and we expect to invest approximately $5 million to $7 million for upgrades and maintenance of production assets. With increasing order flow, our plan has been to expand production capacity to approximately 150 MW within our existing Torrington facility. This expansion would require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that the expansion to 150 MW will require additional capital investments of $30 to $40 million, although this expansion may occur in stages depending on the level of market demand.

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
Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled $55.0 million as of April 30, 2011 compared to $54.6 million as of October 31, 2010. Net use of cash, cash equivalents and investments for the first six months of 2011 was $20.3 million compared to net use of $21.1 million in the first six months of 2010, excluding the net proceeds of $17.8 million from the registered direct offering of common stock and revolver borrowings of $3.0 million. Strong cash receipts from progress payments for U.S. orders combined with the favorable impact of improved product margins resulted in lower cash, cash equivalents and investments in US treasuries utilization during the first six months of 2011 compared to the prior year total of $21.1 million.
Cash and cash equivalents as of April 30, 2011 was $37.0 million compared to $20.5 million as of October 31, 2010. The key components of our cash inflows and outflows were as follows:
Operating Activities — Cash used in operating activities was $18.8 million during the first six months of 2011 compared to $16.5 million used in operating activities during the first six months of 2010. The increase in operating cash use compared to the prior year six month period is a result of an increase in accounts receivable and higher inventory due to an increase in the annual manufacturing production rate and higher other assets due to additional restacks recorded and depreciated over their expected useful life (refer to discussion of Critical Accounting Policies and Estimates below).
Investing Activities — Cash provided by investing activities was $15.3 million during the first six months of 2011 compared to net cash used in investing activities of $15.0 million during the first six months of 2010. The increase of $30.3 million was mainly due to the net maturity of U.S treasuries during the first six months 2011 of $16.0 million, compared to a net purchase of U.S. treasuries of $12.7 million during the first six months 2010.
Financing Activities — Cash provided by financing activities was $20.1 million during the first six months of 2011 compared to net cash used in financing activities of $2.3 million in the prior year period. The increase in cash in the first six months of 2011 compared to the first six months of 2010 was primarily due to cash received from a registered direct stock offering which raised $17.8 million. The Company also sold 1,925,400 shares of the Company’s common stock on the open market and raised approximately $3.7 million, net of fees, for use to pay obligations on the Series B and Series 1 preferred stock and other operating expenses.
The Company also closed on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States during the first six months of 2011 and borrowed $3.0 million during the period. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services.

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
South Korea: The Company continues to deepen and broaden its partnership with South Korea based POSCO Power. The recently announced $129 million order for 70 MW of fuel cell kits and other equipment and services represents the beginning of demand related to the renewable portfolio standard that takes effect in 2012 and mandates approximately 6,000 MW through 2022. FuelCell Energy will supply 2.8 MW of fuel cell kits monthly under the contract to support POSCO Power’s production schedule of fuel cell modules.
POSCO Power dedicated their newly built fuel cell module assembly at the end of March, 2011. The fuel cell module assembly and balance of plant facilities are designed for 100 MW annual capacity using fuel cell components purchased from FuelCell Energy. To date, POSCO Power has ordered 140 MW of fuel cell power plants, modules and components since 2007.
The size of the 70 MW order combined with the multi-year term has heightened interest in Direct FuelCells from prospective partners and customers in the United States and in Europe since the announcement. Refer to Note 14 of Notes to Consolidated Financial Statements for more information.
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
Pacific Gas and Electric, one of the largest utilities in California, purchased two 1.4 MW power plants in June 2010 for installation at two California universities and contracted FuelCell Energy to provide the installation services. The plants are undergoing final testing and expected to be operational by summer 2011.
In April, Governor Jerry Brown signed into law a requirement that the State obtain 33 percent of its electricity from renewable resources by the year 2020, increasing the mandate from the previous level of 20 percent. Direct FuelCells operating on renewable biogas qualify under the law. The U.S. Secretary of Energy attended the signing and commented that he sees the measure as a model for other states. California is a leader in clean energy deployment and fuel cell power plants meet the State’s need for ultra-clean distributed baseload generation.

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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of April 30, 2011 and the related payments by fiscal year are as follows:

	Payments Due by Period
		Less			More
		than	1 – 3	3 – 5	than
	Total	1 Year	Years	Years	5 Years
Purchase commitments(1)	$52,564	$46,902	$5,662	$—	$—
Series 1 Preferred obligation (2)	27,503	11,646	2,630	2,630	10,597
Term loans (principal and interest)	4,486	909	391	433	2,753
Capital and operating lease commitments (3)	3,532	888	1,653	991	—
Revolving Credit Facility (4)	3,000	3,000	—	—	—
Series B Preferred dividends payable (5)

Totals	$91,085	$63,345	$10,336	$4,054	$13,350

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(2)
Under the previous Series 1 preferred shares agreement, FCE Ltd. had an accrued and unpaid dividend obligation of approximately Cdn. $12,500,000 representing the deferral of dividends plus interest from the commencement of the agreement in May 2004 to present. Payment was originally due to Enbridge as of December 31, 2010, but was subsequently extended based on mutual consent. Under the modified terms, this obligation will be settled as (i) equal quarterly returns of capital cash payments to the holders of the Series 1 preferred shares on the last day of each calendar quarter starting on March 31, 2011 and ending on December 31, 2011 and (ii) additional return of capital payments, as consideration for the one-year deferral, calculated at a 9.8 percent rate per annum on the unpaid Cdn. $12,500,000 obligation. Under the previous Series 1 preferred shares agreement, FCE Ltd. was to make annual dividend payments totaling Cdn. $1,250,000. The terms of the Series 1 preferred share agreement were also modified to adjust these payments to (i) an annual amount of Cdn$500,000 for dividends and (ii) an amount of Cdn.$750,000 as return of capital payments payable in cash. These payments commenced on March 31, 2011 and end on December 31, 2020. Additional dividends accrue on cumulative unpaid dividends at a 1.25 percent quarterly rate, compounded quarterly, until payment thereof. On December 31, 2020 the amount of all accrued and unpaid dividends on the Class A Preferred Shares and the balance of the principal redemption price shall be paid to the holders of the Series 1 preferred shares. The Company has the option of making dividend payments in the form of common stock or cash under terms outlined in the preferred share agreement. For purposes of the above table, only the final balance of the unpaid dividends on December 31, 2020 is assumed to be paid in the form of common stock.

(3)	Future minimum lease payments on capital and operating leases.

(4)
In January 2011, the Company entered into a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. At April 30, 2011, the outstanding amount owed under this facility was $3.0 million.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At April 30, 2011, we had an outstanding balance of $3.7 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.

Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of April 30, 2011, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.7 million as of April 30, 2011.
We have pledged approximately $9.4 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2011, outstanding letters of credit totaled $8.0 million. These expire on various dates through May 2012.
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
We qualified for incentive funding for these projects under California’s SGIP and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of April 30, 2011, we had deferred incentive funding revenue totaling $0.4 million.
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after acceptance of the product. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from one to 20 years. Our standard LTSA term is five years. Pricing for service contracts is based upon estimates of future costs, which given our products’ early stage of development, could be materially different from actual expenses. Also see Critical Accounting Policies and Estimates for additional details.
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2011, research and development sales backlog totaled $15.2 million, of which $3.9 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Revenue from sales of our power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. We have recorded an estimated contract loss reserve of $0.2 million and $0.6 million as of April 30, 2011 and October 31, 2010, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
Revenue from component part kits and spare parts sales is recognized upon shipment or title transfer under the terms of the customer contract. Terms for certain contracts provide for a transfer of title and risk of loss to our customers at our factory locations upon completion of our contractual requirement to produce and products prepare the products for shipment. A shipment in place may occur in the event that the customer is unready to take delivery of the products on the contractually specified delivery dates.
Site engineering and construction services revenue is recognized on a percentage of completion basis as costs are incurred.
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
As of April 30, 2011 and October 31, 2010, the legacy LCM reserve to the cost basis of inventory and advance payments to vendors was $2.2 million and $5.0 million, respectively, which equates to a reduction of 5 percent and 12 percent, respectively, of the gross inventory and advance payments to vendors value. As of April 30, 2011 the legacy LCM reserve is primarily applied against inventory that is expected to be used to satisfy terms of long-term service agreements.
Prior to November 1, 2009, we provided for a lower of cost or market (“LCM”) reserve to the cost basis of inventory at the time of purchase as our products were historically sold below cost. In the first quarter of fiscal 2011, we changed our method of estimation and currently reserve for losses on new contracts if estimated costs are expected to exceed revenue on the contract. As a result, we no longer provide for an LCM reserve on new inventory purchased. During the second half of 2009, we began production of our newest megawatt-class power plants and modules. The manufactured cost per kilowatt of these products is lower than previous models due to a 17 percent power increase and lower component and raw materials cost and are expected to continue to be gross margin positive on a unit by unit basis.
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Given our limited operating experience, particularly for newer product designs, actual results could vary from initial estimates. Estimates used to record warranty reserves are updated as we gain further operating experience. As of April 30, 2011 and October 31, 2010, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $0.7 million.
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 20 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees which based on historical fleet performance totaled $1.9 million and $1.2 million as of April 30, 2011 and October 31, 2010, respectively. The increase during the three months ended April 30, 2011 related to operational issues on certain plants.

For our legacy LTSA contracts on power plants with our older 3-year stack design, the Company has accrued a reserve based on estimated future stack replacement and service costs in excess of the contract value. We expect the replacement of older stacks produced prior to the five-year stack design will continue into mid 2012. Reserve estimates for future costs associated with maintaining legacy service agreements are determined based on a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and the customer’s future operating plans for the power plant. Our reserve estimates include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations on a contract by contract basis, which in many cases is in excess of our contractual limit of liability under LTSAs which is limited to the amount of remaining service fees payable under the contract. As of April 30, 2011, our reserve on LTSA contracts totaled $8.3 million compared to $6.6 million as of October 31, 2010. The increase during the six months ended April 30, 2011 related to one contract entered into with costs in excess of revenue, partially offset by decreases in obligations for certain contracts included in the October 31, 2010 reserve. Prior to February 1, 2010, we provided for a pricing reserve if the agreement was sold below our standard pricing. As a result of our experience with these contracts and production rates of stacks and related costing, effective February 1, 2010, contract losses have been estimated as described above. The result of this change in estimate was not material to the consolidated financial statements.
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
At the end of our LTSA contracts, customers are expected to either renew the contract or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where the customer agrees at the time of a restack to return the stack to the Company at the end of the LTSA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack which is not recoverable is expensed. As of April 30, 2011, the total remaining stack value was $4.4 million compared to $2.0 million as of October 31, 2010. This balance is expected to increase over time as stack replacements occur. During the first six months of fiscal 2011, depreciation on this asset category totaled approximately $0.7 million compared to $0 in the prior year period.
During the second quarter of fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. Refer to the B1200 repair and upgrade program discussed in Recent Developments above.
Share-Based Compensation
We account for restricted stock awards (RSA’s) based on the closing market price of the Company’s common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $1.6 million and $1.4 million for the six months ended April 30, 2011 and 2010, respectively.

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
Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2010 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2010 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of the end of our 2010 fiscal year under Section 382. In January 2011, the Company completed a registered direct offering to a single investor for 10.2 million shares of stock (approximately 8 percent of our outstanding common shares). While we have not performed an update to the 382 study, we estimate that, based on results of the prior study, there was no ownership change which would limit our NOL and credit carryovers as of April 30, 2011 under Section 382.
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

In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. We adopted this guidance for revenue arrangements entered into or materially modified after November 1, 2010 and it did not have an impact on our financial statements or disclosures to date.
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
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At April 30, 2011, U.S. treasury investments had a carrying value of $18.1 million, which approximated fair value. These investments have maturity dates ranging from July 2011 to March 2012 and a weighted average yield to maturity of 1.2%. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk from changing interest rates. Based on our overall interest rate exposure at April 30, 2011, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
As of April 30, 2011, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2011 was $0.6 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants
We hold warrants for the right to purchase an additional 3,969 shares of Versa’s common stock. The fair value of the warrants at April 30, 2011 was $0.2 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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

Item 6.	EXHIBITS

Exhibit
No.	Description

10.70	* Employment Agreement, dated February 8, 2011 between FuelCell Energy, Inc. and Arthur Bottone, President and Chief Executive Officer.

10.75
*    Letter Agreement, dated February 22, 2011 between FuelCell Energy, Inc. and Joseph G. Mahler, Chief Financial Officer, supplementing the employment agreement dated October 5, 1998 by and between FuelCell Energy, Inc. and Joseph G. Mahler.

10.80	* Change in Control Agreement, dated February 8, 2011 between FuelCell Energy, Inc. and Joseph G. Mahler, Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 9, 2011.

FUELCELL ENERGY, INC.
(Registrant)

June 9, 2011 Date	/s/ Joseph G. Mahler Joseph G. Mahler
Senior Vice President, Chief Financial
Officer, Treasurer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit
No.	Description

10.70	* Employment Agreement, dated February 8, 2011 between FuelCell Energy, Inc. and Arthur Bottone, President and Chief Executive Officer.

10.75
*    Letter Agreement, dated February 22, 2011 between FuelCell Energy, Inc. and Joseph G. Mahler, Chief Financial Officer, supplementing the employment agreement dated October 5, 1998 by and between FuelCell Energy, Inc. and Joseph G. Mahler.

10.80	* Change in Control Agreement, dated February 8, 2011 between FuelCell Energy, Inc. and Joseph G. Mahler, Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management Contract or Compensatory Plan or Arrangement