Form 10-Q
period 2011-07-31
FUELCELL ENERGY INC
filed 2011-09-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $.0001 per share, outstanding at September 6, 2011: 127,390,616

FUELCELL ENERGY, INC.
FORM 10-Q

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,480	$20,467
Investments — U.S. treasury securities	18,040	25,019
Accounts receivable, net	16,692	18,066
Inventories	38,732	33,404
Other current assets	7,047	5,253

Total current assets	111,991	102,209

Property, plant and equipment, net	23,320	26,679
Investments — U.S. treasury securities	—	9,071
Investment in and loans to affiliate	10,287	9,837
Other assets, net	11,287	2,733

Total assets	$156,885	$150,529

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and other liabilities	$3,638	$976
Accounts payable	15,493	10,267
Accounts payable due to affiliate	429	575
Accrued liabilities	25,380	16,721
Deferred revenue	37,607	25,499
Preferred stock obligation of subsidiary	6,954	—

Total current liabilities	89,501	54,038

Long-term deferred revenue	7,250	8,042
Long-term preferred stock obligation of subsidiary	13,528	—
Long-term debt and other liabilities	4,140	4,056

Total liabilities	114,419	66,136

Redeemable preferred stock of subsidiary	—	16,849
Redeemable preferred stock (liquidation preference of $64,020 at July 31, 2011 and October 31, 2010)	59,857	59,857
Total (Deficit) Equity:
Shareholders’ (deficit) equity
Common stock ($.0001 par value); 225,000,000 shares authorized; 127,116,539 and 112,965,725 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	12	11
Additional paid-in capital	677,713	663,951
Accumulated deficit	(694,271)	(655,623)
Accumulated other comprehensive income	15	11
Treasury stock, Common, at cost (5,679 shares at July 31, 2011 and October 31, 2010)	(53)	(53)
Deferred compensation	53	53

Total shareholders’ (deficit) equity	(16,531)	8,350
Noncontrolling interest in subsidiaries	(860)	(663)

Total (deficit) equity	(17,391)	7,687

Total liabilities and (deficit) equity	$156,885	$150,529

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended
	July 31,
	2011	2010
Revenues:
Product sales and revenues	$29,382	$16,218
Research and development contracts	1,778	2,655

Total revenues	31,160	18,873

Costs and expenses:
Cost of product sales and revenues	29,133	20,050
Cost of research and development contracts	1,890	2,579
Administrative and selling expenses	3,578	4,185
Research and development expenses	3,918	4,618

Total costs and expenses	38,519	31,432

Loss from operations	(7,359)	(12,559)

Interest expense	(847)	(10)
Loss from equity investment	(94)	(183)
Interest and other income, net	496	296

Loss before redeemable preferred stock of subsidiary	(7,804)	(12,456)

Accretion of redeemable preferred stock of subsidiary	—	(603)

Loss before provision for income taxes	(7,804)	(13,059)

Provision for income taxes	(26)	(55)

Net loss	(7,830)	(13,114)

Net loss attributable to noncontrolling interest	76	88

Net loss attributable to FuelCell Energy, Inc.	(7,754)	(13,026)

Preferred stock dividends	(800)	(799)

Net loss to common shareholders	$(8,554)	$(13,825)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.07)	$(0.15)
Basic and diluted weighted average shares outstanding	126,923,550	93,512,868
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Nine Months Ended
	July 31,
	2011	2010
Revenues:
Product sales and revenues	$81,815	$42,033
Research and development contracts	6,032	8,043

Total revenues	87,847	50,076

Costs and expenses:
Cost of product sales and revenues	94,652	57,183
Cost of research and development contracts	6,244	7,942
Administrative and selling expenses	12,082	12,888
Research and development expenses	12,662	14,327

Total costs and expenses	125,640	92,340

Loss from operations	(37,793)	(42,264)

Interest expense	(1,829)	(118)
Loss from equity investment	(149)	(576)
Interest and other income, net	1,530	979

Loss before redeemable preferred stock of subsidiary	(38,241)	(41,979)

Accretion of redeemable preferred stock of subsidiary	(525)	(1,763)

Loss before provision for income taxes	(38,766)	(43,742)

Provision for income taxes	(79)	(68)

Net loss	(38,845)	(43,810)

Net loss attributable to noncontrolling interest	197	270

Net loss attributable to FuelCell Energy, Inc.	(38,648)	(43,540)

Adjustment for modification of redeemable preferred stock of subsidiary	(8,987)	—
Preferred stock dividends	(2,400)	(2,401)

Net loss to common shareholders	$(50,035)	$(45,941)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.41)	$(0.52)
Basic and diluted weighted average shares outstanding	122,306,465	87,510,734
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(38,845)	$(43,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,049	2,168
Loss from equity investment	149	576
Accretion of redeemable preferred stock of subsidiary	525	1,763
Interest receivable on loan to affiliate	(135)	(111)
Loss on derivatives	96	6
Depreciation	4,813	5,581
Amortization of bond premium and interest expense	1,784	74
Provision for doubtful accounts	153	52
Decrease (increase) in operating assets:
Accounts receivable	1,221	8,971
Inventories	(5,328)	(5,141)
Other assets	(10,209)	1,150
Increase (decrease) in operating liabilities:
Accounts payable	5,080	(934)
Accrued liabilities	9,320	2,680
Deferred revenue	11,316	3,875

Net cash used in operating activities	(18,011)	(23,100)

Cash flows from investing activities:
Capital expenditures	(1,175)	(2,012)
Convertible loan to affiliate	(600)	(600)
Treasury notes matured	49,000	10,500
Treasury notes purchased	(33,019)	(55,680)

Net cash provided by (used in) investing activities	14,206	(47,792)

Cash flows from financing activities:
Repayment of debt	(232)	(299)
Proceeds from revolving line of credit, net	2,600	—
Payment of preferred dividends and return of capital	(9,994)	(2,897)
Proceeds from sale of common stock, net of registration fees	22,440	32,131
Common stock issued for stock plans and related expenses	—	(151)

Net cash provided by financing activities	14,814	28,784

Effects on cash from changes in foreign currency rates	4	13

Net increase (decrease) in cash and cash equivalents	11,013	(42,095)

Cash and cash equivalents-beginning of period	20,467	57,823

Cash and cash equivalents-end of period	$31,480	$15,728

Supplemental cash flow disclosures:
Cash interest paid	$115	$118

Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$707	$673
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$125	$109
Adjustment for modification of redeemable preferred stock of subsidiary	$8,987	$—
See accompanying notes to consolidated financial statements.

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of July 31, 2011 have been included. All intercompany accounts and transactions have been eliminated.
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
Concentrations
We contract with a concentrated number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the three and nine months ended July 31, 2011 and 2010 included POSCO Power (“POSCO”), which is a related party and owns approximately 9 percent of the outstanding common shares of the Company, BioFuels Fuel Cells, LLC, UTS BioEnergy, LLC and Rancho California Water District.

The percent of consolidated revenues from each customer is presented below.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
POSCO	34%	46%	49%	57%
BioFuels Fuel Cells, LLC	19%	—	16%	—
UTS BioEnergy, LLC	15%	—	6%	—
Rancho California Water District	13%	—	5%	—

Combined	81%	46%	76%	57%

Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. There were no subsequent events requiring disclosure.
Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 30,
	2011	2010	2011	2010

Net loss	$(7,830)	$(13,114)	$(38,845)	$(43,810)
Foreign currency translation adjustments	—	—	4	13

Comprehensive loss	$(7,830)	$(13,114)	$(38,841)	$(43,797)

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
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. We adopted this guidance for revenue arrangements entered into or materially modified after November 1, 2010 and it did not have an impact on our financial statements or disclosures to date. The Company evaluates all new contracts and expects that there will be contracts in the fourth quarter of fiscal 2011 that will likely be impacted under the new multi-element revenue guidance.

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
Recent Accounting Guidance Not Yet Effective
In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Levels 1 and Levels 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company was not impacted by the disclosures effective for interim periods beginning after December 15, 2009 and we do not expect the remaining disclosures required after December 15, 2010 upon adoption of this guidance will have a material impact on our financial statements or disclosures.
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
In May 2011, we loaned Versa $0.6 million in the form of a convertible note (the “2011 Convertible Note”). We have also loaned Versa $2.0 million in the form of a convertible note in 2007 (the “2007 Convertible Note”) and $0.6 million in each year 2009 and 2010 in the form of convertible notes (the “2009 Convertible Note” and the “2010 Convertible Note”, respectively). The 2011 Convertible Note matures in May 2021, the 2010 Convertible Note matures April 2020, the 2009 Convertible Note matures November 2018 and the 2007 Convertible Note matures May 2017, unless certain prepayment events occur. In conjunction with the Convertible Notes, we received warrants for the right to purchase 4,830 shares of Versa common stock at a weighted average exercise price of $157 per share. Our ownership percentage would increase to 47 percent if the Convertible Notes and warrants are converted into common stock.
We have determined that the above warrants represent derivatives subject to fair value accounting. The fair value is determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of the warrants is included within investment and loan to affiliate on the consolidated balance sheets and changes in the fair value of the warrants are included in interest and other income on the consolidated statements of operations. The fair value of the warrants as of July 31, 2011 was $0.3 million and it was $0.2 million as of October 31, 2010. The change in the fair value of the warrants was not material to the consolidated financial statements for the three and nine months ended July 31, 2011 and 2010. The carrying value of our investment in and loans to Versa was $10.3 million as of July 31, 2011 and $9.8 million as of October 31, 2010.

Note 4. Investments in U.S. Treasury Securities
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at July 31, 2011 and October 31, 2010:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	(losses)	Fair value
U.S. government obligations
As of July 31, 2011	$18,040	$23	$—	$18,063
As of October 31, 2010	$34,090	$74	$—	$34,164
The following table summarizes the contractual maturities of investments at amortized cost and fair value as of July 31, 2011:

			Weighted
			average
	Amortized		yield to
	cost	Fair value	maturity

Due within one year	$18,040	$18,063	1.2%
Due after one year	—	—	—

Total investments	$18,040	$18,063	1.2%

Note 5. Inventories
The components of inventory at July 31, 2011 and October 31, 2010 consisted of the following:

	July 31,	October 31,
	2011	2010

Raw materials	$18,376	$15,509
Work-in-process	22,210	22,786

Gross Inventory	$40,586	$38,295
Less amount to reduce certain inventories to lower of cost or market	(1,854)	(4,891)

Net inventory	$38,732	$33,404

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

Note 6. Accounts Receivable
Accounts receivable at July 31, 2011 and October 31, 2010 consisted of the following:

	July 31,	October 31,
	2011	2010
U.S. Government:
Amount billed	$150	$223
Unbilled recoverable costs	814	605

	964	828

Commercial Customers:
Amount billed	3,633	9,718
Unbilled recoverable costs	12,095	7,520

	15,728	17,238

	$16,692	$18,066

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.5 million and $0.4 million at July 31, 2011 and October 31, 2010, respectively.
Note 7. Other Assets, net
Other assets, net at July 31, 2011 and October 31, 2010 consisted of the following:

	July 31,	October 31,
	2011	2010

Long-term stack residual value(1)	$9,923	$2,050
Other(2)	1,364	683

Other Assets, net	$11,287	$2,733

(1)	Relates to stack replacements performed under the Company’s long-term service agreements. The cost of the stack is recorded as a long term asset and is depreciated over its expected life.

(2)	Includes security deposits and notes and interest receivable.
Note 8. Accrued Liabilities
Accrued liabilities at July 31, 2011 and October 31, 2010 consisted of the following:

	July 31,	October 31,
	2011	2010

Accrued payroll and employee benefits(1)	$3,607	$3,430
Accrued contract and operating costs(2)	230	2,126
Reserve for product warranty cost(3)	595	696
Reserve for long-term service agreement costs(4)	8,395	7,742
Reserve for B1200 repair and upgrade program(4)	10,582	—
Accrued taxes, legal, professional and other(5)	1,971	2,727

	$25,380	$16,721

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts and amounts estimated as owed to customers related to contract performance.

(3)
Activity in the reserve for product warranty costs during the nine months ended July 31, 2011 included additions for estimates of potential future warranty obligations of $0.2 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $0.3 million as contracts progress through the warranty period or are beyond the warranty period.

(4)	Refer to discussion below.

(5)	Balance includes accrued sales, use and payroll taxes as well as estimated legal, professional and other expense estimates as of the end of the period.
Reserve for long-term service agreement costs (LTSA)
The Company provides for reserves on all LTSA agreements when the estimated future stack replacement and service costs are estimated to exceed the remaining contract value. This includes power plants with our legacy 3-year stack design. We expect the replacement of these older 3-year stack designs to continue into mid 2012. Reserve estimates for future costs on LTSA agreements are determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant. Our reserve estimates include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations on a contract by contract basis, which in many cases is in excess of our contractual limit of liability under LTSAs which is limited to the amount of remaining service fees payable under the contract.
Reserve for B1200 repair and upgrade program
During the second quarter of fiscal 2011, the Company incurred an obligation to repair and upgrade a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The repair and upgrade obligation was based on events that occurred and knowledge obtained concerning the performance of this select group of modules during the second fiscal quarter of 2011 however, the formal agreement to begin the repair and upgrade program was not finalized until May 2011. The program commenced in the third quarter of 2011 and is expected to conclude by mid-2012. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. The charge consisted of the costs associated with the replacement of modules of $9.5 million and the costs associated with the repair of other modules of $4.1 million, partially off-set by the estimated fair value at the end of the respective LTSA contract terms for upgraded assets being deployed in the program of approximately $4.8 million, which will be returned to the Company at the expiration of the respective LTSA agreements if the customer does not renew the LTSA agreement through at least the remaining useful life of the upgraded assets. The reserve reflected on the consolidated balance sheet as of April 30, 2011 was approximately $11.3 million as certain costs were previously incorporated in the Company’s LTSA reserve. During the three months ended July 31, 2011, the Company incurred actual repair and upgrade costs of approximately $0.7 million resulting in a net reserve balance of $10.6 million at July 31, 2011.
Note 9. Revolving Credit Facility
In January 2011, the Company entered into a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. Aside from certain negative covenants limiting the Company’s ability to merge or acquire another company, sell non-inventory assets, create liens against collateral or change the organizational structure or identity, the facility does not require compliance with any financial covenants. At July 31, 2011, the outstanding amount owed under this facility was $2.6 million and is classified as current portion of long-term debt and other liabilities on the consolidated balance sheets.

Note 10. Share-Based Compensation Plans
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
Share-based compensation reflected in the consolidated statements of operations for the three and nine months ended July 31, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Cost of product sales and revenues	$201	$191	$604	$583
Cost of research and development contracts	34	53	105	130
General and administrative expense	98	408	989	974
Research and development expense	108	139	349	480

Total share-based compensation	$441	$791	$2,047	$2,167

The following table summarizes stock option activity for the nine months ended July 31, 2011:

		Weighted
	Number of	average
	options	option price ($)
Outstanding at October 31, 2010	5,118,201	10.15
Granted	216,657	1.98
Cancelled	(1,417,550)	13.43

Outstanding at July 31, 2011	3,917,308	8.58

As of July 31, 2011, there were 1,918,202 RSAs outstanding with a weighted average per share fair value of $2.16. During the three and nine months ended July 31, 2011, 95,922 and 1,393,538 RSA’s respectively, were granted and forfeitures totaled 236,407 during this period.
For the three and nine months ended July 31, 2011, 69,561 and 129,643 shares respectively, were issued under the ESPP at a per share cost of $0.97. There were 998,060 shares of common stock reserved for issuance under the ESPP as of July 31, 2011.

Note 11. Shareholders’ Equity
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
FuelCell Energy also has the right, subject to certain conditions, to require the investor to purchase up to 10.0 million additional shares approximately nine months after the initial closing date of the transaction. The sale price for the additional shares will be based on a fixed ten percent discount to a volume weighted average price (“VWAP”) measurement at the time FuelCell Energy exercises the option. FuelCell Energy cannot require the investor to purchase more than $20 million of additional shares.
Common Stock Sales
The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company’s outstanding Series 1 and Series B preferred shares. During the nine months ended July 31, 2011, we sold 2,519,000 shares of the Company’s common stock on the open market and raised approximately $4.7 million, net of fees.
Changes in shareholders’ (deficit) equity
Changes in shareholders’ equity were as follows for the nine months ended July 31, 2011:

	Total
	Shareholders’	Noncontrolling	Total
	(Deficit) Equity	interest	(Deficit) Equity

Balance at October 31, 2010	$8,350	$(663)	$7,687
Sale of Common Stock and related fees	22,440	—	22,440
Share-based compensation	2,049	—	2,049
Common stock issued in settlement of prior year bonus obligation	707	—	707
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	(46)	—	(46)
Preferred dividends — Series B	(2,400)	—	(2,400)
FuelCell Ltd. (adjustment from Series 1 modification)	(8,987)	—	(8,987)
Effect of foreign currency translation	4	—	4
Net loss	(38,648)	(197)	(38,845)

Balance at July 31, 2011	$(16,531)	$(860)	$(17,391)

Note 12. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Numerator
Net loss	$(7,830)	$(13,114)	$(38,845)	$(43,810)
Net loss attributable to noncontrolling interest	76	88	197	270
Adjustment for modification of redeemable preferred stock of subsidiary	—	—	(8,987)	—
Preferred stock dividend	(800)	(799)	(2,400)	(2,401)

Net loss to common shareholders	$(8,554)	$(13,825)	$(50,035)	$(45,941)

Denominator
Weighted average basic common shares	126,923,550	93,512,868	122,306,465	87,510,734
Effect of dilutive securities(1)	—	—	—	—

Weighted average diluted common shares	126,923,550	93,512,868	122,306,465	87,510,734

Basic loss per share	$(0.07)	$(0.15)	$(0.41)	$(0.52)

Diluted loss per share(1)	$(0.07)	$(0.15)	$(0.41)	$(0.52)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At July 31, 2011 and 2010, there were options to purchase 3.9 million and 5.2 million shares of common stock, respectively. There were outstanding warrants of 10.2 million as of July 31, 2011 and there were no warrants outstanding as of July 31, 2010. Refer to our Annual Report on Form 10-K for the year ended October 31, 2010 for information on our convertible preferred stock.

Note 13. Commitments and Contingencies
We have pledged approximately $9.7 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2011, outstanding letters of credit totaled $8.7 million. These expire on various dates through May 2012.
Note 14. Redeemable Preferred Stock
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

During the three and nine months ended July 31, 2011, the Company made scheduled payments of Cdn.$3.7 million and Cdn. $7.4 million, respectively, under the terms of the modified agreement, including interest expense of approximately Cdn. $0.8 million and Cdn. $1.7 million, respectively. As of July 31, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$19.5 million ($20.5 million USD) and is classified as “Preferred stock obligation of subsidiary” on the consolidated balance sheets. As of July 31, 2011 the current amount of this obligation totaled $7.0 million and the long term amount totaled $13.5 million. Interest expense will be recorded on the consolidated statement of operations as these balances are amortized.
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

•
Dividends and Return of Capital - On the last day of each Calendar Quarter starting on March 31, 2011 and ending on December 31, 2020, the Company shall make (i) a return of capital payment to the holders of the Class A Preferred Shares in an aggregate amount equal to Cdn. $187,500, and (ii) a dividend payment to the holders of the Class A Preferred Shares equal to Cdn. $125,000 in the aggregate.

On the last day of each Calendar Quarter starting on March 31, 2011 and ending on December 31, 2011, the Company shall make (i) a return of capital payment to the holders of the Class A Preferred Shares equal to Cdn. $3.1 million in the aggregate (the “2010 Capital Repayment”), and (ii) a return of capital payment to the holders of the Class A Preferred Shares at the rate of 9.8% per annum on the 2010 Capital Payment for the period from January 10, 2011 to the date the 2010 Capital Payment is made.

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

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are a world leader in the development, manufacture and service of ultra-clean, efficient and reliable fuel cell power plants for commercial, industrial, government and utility customers. Our ultra-clean, efficient Direct FuelCell® (DFC®) power plants are generating power at over 50 locations worldwide. Our products have generated over 850 million kWh of power using a variety of fuels including renewable biogas from wastewater treatment and food processing, as well as clean natural gas.
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
Our proprietary carbonate DFC Power Plants electrochemically (without combustion) produce electricity directly from readily available fuels such as natural gas and biogas in a highly efficient process. The primary byproducts of the fuel cell process are heat and water. Due to the lack of combustion, our fuel cells emit virtually zero pollutants such as NOx, SOx or particulate matter.
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
Our fuel cells operate on a variety of fuels, including natural gas, renewable biogas, propane, methanol, coal gas, and coal mine methane.
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
Our DFC Power Plants are protected by 67 U.S. and 52 international patents. We currently have 28 U.S. and 114 international patents under application.
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
Series 1 Preferred Share Obligation
On March 31, 2011, the Company entered into an agreement with Enbridge, Inc. (“Enbridge”) to modify the Class A Cumulative Redeemable Exchangeable Preferred Shares agreement (the “Series 1 preferred share agreement”) between FCE FuelCell Energy Ltd. (“FCE Ltd”), a wholly-owned subsidiary of FuelCell Energy, and Enbridge, the sole holder of the Series 1 preferred shares. Consistent with the previous Series 1 preferred share agreement, FuelCell continues to guarantee the return of principal and dividend obligations of FCE Ltd. to the Series 1 preferred shareholders under the modified agreement. The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheet from redeemable minority interest to a liability (preferred stock obligation of subsidiary). As a result of this reclassification, the Company revalued the instrument. The revaluation of the Series 1 Preferred shares resulted in a reduction of additional paid in capital of $9.0 million, which is also presented on the consolidated statement of operations as a charge to modification of redeemable preferred stock of subsidiary to arrive at net loss to common shareholders and is included in the calculation of earnings per share for net loss to common shareholders. The Company made its scheduled payment of Cdn.$3.7 million during the third fiscal quarter under the terms of the modified agreement, including the recording of interest expense of approximately Cdn.$0.8 million. As of July 31, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$19.5 million ($20.5 million USD) and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. Refer to Note 14 of Notes to Consolidated Financial Statements for more information.
B1200 Repair and Upgrade Program
During the second quarter of fiscal 2011, the Company incurred an obligation to repair and upgrade a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The repair and upgrade obligation was based on events that occurred and knowledge obtained concerning the performance of this select group of modules during the second fiscal quarter of 2011 however, the formal agreement to begin the repair and upgrade program was not finalized until May 2011. The program commenced in the third quarter of 2011 and is expected to conclude by mid-2012. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. The charge consisted of the costs associated with the replacement of modules of $9.5 million and the costs associated with the repair of other modules of $4.1 million, partially off-set by the estimated fair value at the end of the respective LTSA contract terms for upgraded assets being deployed in the program of approximately $4.8 million, which will be returned to the Company at the expiration of the respective LTSA agreements if the customer does not renew the LTSA agreement through at least the remaining useful life of the upgraded assets.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Results of Operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and as adjusted for certain items referenced below. Management also uses non-GAAP measures which exclude non-recurring items in order to measure operating periodic performance. Adjustments to GAAP are referenced below under “Revenues and Costs of Revenues” and “Net Loss to Common Shareholders”. We have added this information because we believe it helps in understanding the results of our operations on a comparative basis. This adjusted information supplements and is not intended to replace performance measures required by U.S. GAAP disclosure.
Comparison of Three Months Ended July 31, 2011 and July 31, 2010
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended July 31, 2011 and 2010 were as follows:

	Three Months Ended
	July 31,		Change
	2011	2010	$	%
Revenues:
Product sales and revenues	$29,382	$16,218	$13,164	81
Research and development contracts	1,778	2,655	(877)	(33)

Total	$31,160	$18,873	$12,287	65

Cost of revenues:
Product sales and revenues	$29,133	$20,050	$9,083	45
Research and development contracts	1,890	2,579	(689)	(27)

Total	$31,023	$22,629	$8,394	37

Gross Margin:
Gross margin from product sales and revenues	$249	$(3,832)	$4,081	106
Gross margin from research and development contracts	(112)	76	(188)	(247)

Total	$137	$(3,756)	$3,893	104

Product Sales Cost-to-revenue ratio(1)	0.99	1.24		20

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.
Total revenues for the three months ended July 31, 2011 increased $12.3 million, or 65 percent to $31.2 million from $18.9 million during the same period last year. Total cost of revenues for the three months ended July 31, 2011 increased $8.4 million, or 37 percent to $31.0 million from $22.6 million during the same period last year. A discussion of the change in product sales and revenues and research and development contracts follows.

Product sales and revenues
Product sales and revenues increased $13.2 million, or 81 percent in the third quarter 2011 to $29.4 million compared to $16.2 million for the prior year period. Product sales and revenues for the third quarter of 2011 included $21.2 million of revenue from power plants and fuel cell kits, $5.5 million primarily from installation services and revenue from the 100 kilowatt joint development agreement with POSCO Power, and $2.7 million of revenue from service and power purchase agreements.
Cost of product sales and revenues increased $9.1 million, or 45 percent, in the third quarter 2011 to $29.1 million compared to $20.0 million in the same period the prior year. This increase is primarily due to the significant increase in revenue in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. Margins for product sales and revenues increased by $4.1 million over the prior year quarter primarily due to increased production levels resulting in improved absorption of fixed overhead costs. Higher revenue from balance of plant component sales and construction revenue in the quarter also contributed to improved margins. The product cost-to-revenue ratio was 0.99-to-1.00 in the third quarter of 2011 compared to 1.24-to-1.00 in the third quarter of 2010.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and fuel cell kits to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period), power purchase agreement (PPA) operating costs and lower of cost or market inventory adjustments.
Total product sales and service backlog as of July 31, 2011 was $230.6 million compared to $79.8 million as of July 31, 2010. Product order backlog was $152.9 million and $55.2 million as of July 31, 2011 and 2010, respectively. Product backlog as of July 31, 2011 totaled 78.5 megawatts (MW) of power plants and fuel cell kits. During the quarter we added 70.0 MW of new orders and shipped 8.2 MW. During the three months ended July 31, 2011 the Company removed a 1.4 MW contract totaling $5.4 million from backlog. While the Company has a firm contract and received an initial down payment, the customer has not met certain contractual requirements. Backlog for long-term service agreements was $77.7 million and $24.6 million as of July 31, 2011 and 2010, respectively.
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. Refer to Note 1 of notes to consolidated financial statements for more information on customer concentrations.
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or reduction in sales to, one or more of our larger customers, could have a material adverse affect on our business, financial condition and results of operations.

Research and development contracts
Research and development contract revenue decreased $0.9 million to $1.8 million for the three months ended July 31, 2011 compared to $2.7 million for the same period in 2010. Cost of research and development contracts decreased $0.7 million to $1.9 million for the three months ended July 31, 2011 compared to $2.6 million during the same period in 2010. The decrease in revenue was due to lower research activities over the prior period primarily related to the solid oxide fuel cell development program with the U.S. Department of Energy (DOE). The decline in margins is due to the level of cost share we are required to contribute.
The Company’s research and development backlog totaled $13.6 million ($2.1 million funded) as of July 31, 2011 compared to $7.4 million ($5.1 million funded) as of July 31, 2010. The increase is primarily due to SECA Phase III program award.
Administrative and selling expenses
Administrative and selling expenses were $3.6 million for the three months ended July 31, 2011 compared to $4.2 million for the same period in 2010. Administrative and selling was lower primarily due to lower overall salary expense, sales and marketing costs and stock based compensation, compared to the prior year period.
Research and development expenses
Research and development expenses were $3.9 million for the three months ended July 31, 2011 a decrease of $0.7 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects during the period which are classified as cost of sales.
Loss from operations
Loss from operations decreased to $7.4 million for the three months ended July 31, 2011 compared to $12.6 million for same period last year. The decrease in loss from operations is primarily due to improved margins on product sales as well as lower administrative and selling expenses and research and development expenses.
Interest Expense
Interest expense, increased to $0.8 million for the three months ended July 31, 2011 compared to less than $0.1 million for the same period in 2010. The increase is due to the modification of redeemable preferred stock of subsidiary. Accounting guidance now requires amortization of this instrument post-modification to be recorded as interest expense.
On March 31, 2011, the modified instrument had a carrying value of Cdn. $25.2 million. The Company assessed the accounting guidance related to the classification of the preferred shares after the modification on March 31, 2011 and concluded that the preferred shares should be classified as a mandatorily redeemable financial instrument, and presented as a liability on the consolidated balance sheet. As of July 31, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$19.5 million ($20.5 million USD) and is classified as “Preferred stock obligation of subsidiary” on the consolidated balance sheets. As of July 31, 2011 the current amount of this obligation totaled $7.0 million and the long term amount totaled $13.5 million. Amortization of this balance will be recorded as interest expense on the consolidated statement of operations. For the three months ended July 31, 2011, interest expense totaled approximately $0.8 million.
Income (loss) from equity investment
Our share of equity loss in Versa was $0.1 million for the three months ended July 31, 2011 compared to a loss of $0.2 million for the three months ended July 31, 2010.

Interest and other income, net
Interest and other income, net, increased to $0.5 million for the three months ended July 31, 2011 compared to $0.3 million for the same period in 2010. The increase is due to higher royalty income related to our license agreements with POSCO Power.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0 and $0.6 million for the three months ended July 31, 2011 and 2010, respectively.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (preferred stock obligation of subsidiary). Refer to Recent Developments above as well as the section discussing the adjustment for modification of redeemable preferred stock of subsidiary below and Note 14 of Notes to Consolidated Financial Statements for more information.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended July 31, 2011 our provision for income taxes was $.03 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for our U.S. federal or state net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the quarters ended July 31, 2011 and July 31, 2010 was $0.1 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the quarters ended July 31, 2011 and 2010.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock. For the quarters ended July 31, 2011 and 2010, net loss to common shareholders was $8.6 million and $13.8 million, respectively and loss per common share was $(0.07) and $(0.15), respectively.

Comparison of Nine Months Ended July 31, 2011 and July 31, 2010
Revenues and Costs of revenues
Our revenues and cost of revenues for the nine months ended July 31, 2011 and 2010 were as follows:

	Nine Months Ended
	July 31,		Change
	2011	2010	$	%
Revenues:
Product sales and revenues	$81,815	$42,033	$39,782	95
Research and development contracts	6,032	8,043	(2,011)	(25)

Total	$87,847	$50,076	$37,771	75

Cost of revenues:
Product sales and revenues	$94,652	$57,183	$37,469	66
Research and development contracts	6,244	7,942	(1,698)	(21)

Total	$100,896	$65,125	$35,771	55

Gross Margin:
Gross margin from product sales and revenues	$(12,837)	$(15,150)	$2,313	15
Gross margin from research and development Contracts	(212)	101	(313)	310

Total	$(13,049)	$(15,049)	$2,000	13

Product Sales Cost-to-revenue ratio(1)	1.16	1.36		15

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.

	Nine Months Ended
	July 31,		Change
	2011	2010	$	%
Non-GAAP Adjustment to cost of product sales and revenues:
B1200 Repair and Upgrade Cost	$(8,752)	$—	$(8,752)	N/M

Gross Margin (non-GAAP):
Gross margin from product sales and revenues	$(4,085)	$(15,150)	$11,065	73
Gross margin from research and development contracts	(212)	101	(313)	(310)

Total	$(4,297)	$(15,049)	$10,752	71

Product Sales Cost-to-revenue ratio	1.05	1.36		23
Total revenues for the nine months ended July 31, 2011 increased $37.7 million, or 75 percent to $87.8 million from $50.1 million during the same period last year. Total cost of revenues for the nine months ended July 31, 2011 increased $35.8 million, or 55 percent to $100.9 million from $65.1 million during the same period last year. A discussion of the changes in product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues increased $39.8 million, or 95 percent in the first nine months of 2011 to $81.8 million compared to $42.0 million for the prior year period. Product sales and revenues for the first nine months of 2011 included $63.0 million from the sale of power plants, fuel cell kits, fuel cell modules, and other fuel cell power plant components, $10.1 million of revenue primarily from the design and delivery of capital equipment to POSCO Power for their fuel cell module assembly facility as well as construction and installation services, and $8.7 million of revenue from service and power purchase agreements.

Cost of product sales and revenues increased $37.5 million, or 66 percent in the first nine months of 2011 to $94.7 million compared to $57.2 million in the same period the prior year. This increase is primarily due to the significant growth in revenues in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 as well as the B1200 repair and upgrade program charge discussed above. Margins for product sales and revenues increased by $2.3 million over the prior year due to improved product margins partially offset by the B1200 repair and upgrade program charges. The product cost-to-revenue ratio was 1.16-to-1.00 in the first nine months of 2011 (1.05-to-1.00 excluding the $8.8 million B1200 repair and upgrade charge) compared to 1.36-to-1.00 in the first nine months of 2010.
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
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. Refer to Note 1 of notes to consolidated financial statements for more information on customer concentrations.
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or reduction in sales to, one or more of our larger customers, could have a material adverse affect on our business, financial condition and results of operations.
Research and development contracts
Research and development contract revenue decreased $2.0 million to $6.0 million for the nine months ended July 31, 2011 compared to $8.0 million for the same period in 2010. Cost of research and development contracts decreased $1.7 million to $6.2 million for the nine months ended July 31, 2011 compared to $7.9 million during the first nine months of 2010. The decrease in revenue was due to lower levels of research activities over the prior period as phase II of the solid oxide fuel cell development program with the U.S. Department of Energy (DOE) ended. The Company began phase III of this program towards the end of the second quarter 2011. The decline in margins is due to the level of cost share we are required to contribute.
Administrative and selling expenses
Administrative and selling expenses were $12.1 million for the nine months ended July 31, 2011, a decrease of $0.8 million compared to last year’s period. Administrative and selling was lower primarily due to lower overall salary expense and sales and marketing costs compared to the prior year period.

Research and development expenses
Research and development expenses were $12.7 million for the nine months ended July 31, 2011 a decrease of $1.7 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects during the period which are classified as cost of sales.
Loss from operations
Loss from operations decreased to $37.8 million for the nine months ended July 31, 2011 compared to $42.3 million for same period last year. The decrease is primarily due to improved product margins.
Interest Expense
Interest expense, increased to $1.8 million for the nine months ended July 31, 2011 compared to $0.1 million for the same period in 2010. The increase is due to the modification of redeemable preferred stock of subsidiary as amortization of this instrument post-modification is recorded as interest expense.
Loss from equity investment
Our share of equity losses in Versa decreased to $0.1 million for the nine months ended July 31, 2011 compared to $0.6 million for the nine months ended July 31, 2010.
Interest and other income, net
Interest and other income, net, increased to $1.5 million for the nine months ended July 31, 2011 compared to $1.0 million for the same period in 2010. The increase is due to higher royalty income related to our license agreements with POSCO Power.
Accretion of Preferred Stock of Subsidiary
The accretion of the fair value discount on the Series 1 Preferred Shares was $0.5 million and $1.8 million for the nine months ended July 31, 2011 and 2010, respectively.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (preferred stock obligation of subsidiary). Refer to Recent Developments as well as the section on adjustment for modification of redeemable preferred stock of subsidiary below and Note 14 of Notes to Consolidated Financial Statements for more information.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the nine months ended July 31, 2011 our provision for income taxes was $0.1 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the nine months ended July 31, 2011 and July 31, 2010 was $0.2 million and $0.3 million, respectively.

Adjustment for modification of redeemable preferred stock of subsidiary
Modification of redeemable preferred stock of subsidiary resulted in a charge of $9.0 million for the nine month period ended July 31, 2011.
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
The revaluation of the Series 1 Preferred shares resulted in a reduction of additional paid in capital of $9.0 million, which is also presented on the consolidated statements of operations as a charge to modification of redeemable preferred stock of subsidiary to arrive at net loss to common shareholders and is included in the calculation of earnings per share for net loss to common shareholders. The Company made its scheduled payment of Cdn.$3.7 million during the third fiscal quarter of 2011 under the terms of the modified agreement, including interest of approximately Cdn.$0.8 million. For the nine months ended July 31, 2011, interest expense recorded on this instrument totaled approximately $1.7 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $2.4 million in each of the nine month periods ended July 31, 2011 and 2010.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock and the $9.0 million adjustment for the modification of redeemable preferred stock of subsidiary. For the nine months ended July 31, 2011 and 2010, net loss to common shareholders was $50.0 million and $45.9 million, respectively and loss per common share was $(0.41) and $(0.52), respectively.

Excluding the two charges discussed above related to the B1200 repair and upgrade program and the modification of redeemable preferred stock of subsidiary recorded in the second quarter of 2011, net loss to common shareholders was $32.3 million or $(0.26) per basic and diluted share, compared to $45.9 million or $(0.52) per basic and diluted share for the nine months ended July 31, 2011 and 2010, respectively. Reconciliation of GAAP to Non-GAAP results are as follows:

	Nine Months Ended
	July 31,
	2011	2010

Net loss to common shareholders (GAAP)	$(50,035)	$(45,941)

Net loss per share to common shareholders (GAAP)
Basic	$(0.41)	$(0.52)
Diluted	$(0.41)	$(0.52)

Non-GAAP Adjustments
B1200 Repair and Upgrade Cost	$(8,752)	$—
Adjustment for modification of redeemable preferred stock of Subsidiary	$(8,987)	$—

Total	$(17,739)	$—

Net loss to common shareholders (non-GAAP)	$(32,296)	$(45,941)

Net loss per share to common shareholders (non-GAAP)
Basic	$(0.26)	$(0.52)
Diluted	$(0.26)	$(0.52)
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
During fiscal 2010, our manufacturing run-rate was an annualized 22 MW. In response to the increased level of orders added to backlog, we increased our production run rate to 35 megawatts per year during the fourth quarter of fiscal year 2010 and recently increased this rate to 56 MW annually.

Our current manufacturing capacity is up to 90 MW, depending on product mix and other factors and we expect to invest approximately $4 million to $6 million for upgrades and maintenance of production assets. With increasing order flow, our plan is to expand production capacity to approximately 150 MW within our existing Torrington facility. This expansion will require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain manufacturing operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that the expansion to 150 MW will require additional capital investments of $30 to $40 million, although this expansion may occur in stages depending on the level of market demand.
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
Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled $49.5 million as of July 31, 2011 compared to $54.6 million as of October 31, 2010. Excluding the net proceeds of $17.8 million from the registered direct offering of common stock and revolver net borrowings of $2.6 million, net use of cash, cash equivalents and investments for the first nine months of 2011 was $25.4 million. This compared to net use of $29.1 million in the first nine months of 2010, excluding net proceeds of $32.1 million from the underwritten public offering in July 2010. Cash receipts from progress payments for commercial orders combined with the favorable impact of improved product margins resulted in lower cash, cash equivalents and investments in US treasuries utilization during the first nine months of 2011 compared to the prior year, partially offset by higher return of capital payments on the Company’s Series 1 Preferred Share Obligation (Refer to Recent Developments for further information).
Cash and cash equivalents as of July 31, 2011 was $31.5 million compared to $20.5 million as of October 31, 2010. The key components of our cash inflows and outflows were as follows:
Operating Activities — Cash used in operating activities was $18.0 million during the first nine months of 2011 compared to $23.1 million used in operating activities during the first nine months of 2010. The decrease in operating cash use compared to the prior year nine month period is a result of an increase in deferred revenue due to new order milestone payments and a decrease in accounts receivable on customer collections. These were partially offset by increased inventory due to increased production volumes and increased other assets primarily due to restacks under LTSA’s (refer to discussion of Critical Accounting Policies and Estimates below).
Investing Activities — Cash provided by investing activities was $14.2 million during the first nine months of 2011 compared to net cash used in investing activities of $47.8 million during the first nine months of 2010. The increase of $62.0 million was mainly due to the net maturity of U.S treasuries during the first nine months 2011 of $16.0 million, compared to a net purchase of U.S. treasuries of $45.2 million during the first nine months 2010. During the fiscal year the Company has purchased capital equipment totaling $1.2 million and invested $0.6 million in Versa PowerSystems, Inc.

Financing Activities — Cash provided by financing activities was $14.8 million during the first nine months of 2011 compared to net cash provided by financing activities of $28.8 million in the prior year period. The decrease in financing cash in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to cash received in fiscal 2011 from a registered direct stock offering which raised $17.8 million, compared to cash received in the nine months ended July 31, 2010 from the sale and issuance of common stock of $32.1 million. During the nine months ended July 31, 2011, the Company also sold 2,519,000 shares of the Company’s common stock on the open market and raised approximately $4.7 million, net of fees, for use to pay obligations on the Series B and Series 1 preferred stock and other operating expenses. Partially offsetting cash provided by financing activities, the Company incurred higher return of capital payments on the Series 1 Preferred Share Obligation (Refer to Recent Developments for further information) during the nine months ended July 31, 2011, compared to the prior year period.
The Company closed on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States during the first nine months of 2011 and had net borrowings of $2.6 million during the period. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services.
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
South Korea: The Company continues to deepen and broaden its partnership with South Korea based POSCO Power. The $129 million order for 70 MW of fuel cell kits and other equipment and services announced in May 2011 represents the beginning of demand related to the renewable portfolio standard that takes effect in 2012 and mandates approximately 6,000 MW through 2022. FuelCell Energy will supply 2.8 MW of fuel cell kits monthly beginning in October 2011 through October 2013 under the contract to support POSCO Power’s production schedule of fuel cell modules. The size of the 70 MW order combined with the multi-year term has heightened interest in Direct FuelCells from prospective partners and customers in the United States and in Europe since the announcement.
Using fuel cell components supplied by FuelCell Energy, POSCO Power assembled their first fuel cell stack during the third quarter of 2011 in their recently built fuel cell module assembly plant and installed the completed power plant at a customer site. The POSCO Power fuel cell module assembly and balance of plant facilities are designed for 100 MW annual capacity, using fuel cell components purchased from FuelCell Energy. To date, POSCO Power has ordered 140 MW of fuel cell power plants, modules and components from the Company since 2007.
POSCO Power’s strategy includes developing fuel cell markets in other Asian countries by exporting fuel cell power plants assembled in South Korea from FuelCell Energy supplied fuel cell components. In order to demonstrate the ultra-clean, efficient and reliable attributes of DFC power plants, POSCO Power recently ordered a sub-megawatt module from FuelCell Energy which will be combined with balance of plant manufactured in South Korea and the complete DFC plant will be installed at a high visability location in Indonesia. POSCO Power will establish a sales and service location in Indonesia and the fuel cell power plant will be used as a showcase as POSCO Power builds a megawatt-class fuel cell market in Southeast Asia, beginning in Indonesia.

California: Our products address the need by utilities for ultra-clean baseload distributed generation. The installed base in California continues to grow with the installation of three new DFC plants in the San Diego region totaling 4.5 MW that are expected to begin operations soon. Orders for new projects in California are expected to grow with the introduction of new policy and programs such as the feed-in tariff that supports combined heat and power (CHP) distributed generation, including CHP configured fuel cells. Pacific Gas and Electric, one of the largest utilities in California, purchased two 1.4 MW power plants in June 2010 for installation at two California universities. We recently completed installation of these plants including the first installation of a DFC 1500 inside a building. During the third quarter of 2011, a long term service agreement was executed with PG&E for FuelCell Energy to maintain the plants.
Connecticut: Connecticut adopted a comprehensive clean energy policy in June 2011 to expand energy efficiency and adoption of renewable power, including a long-term renewable energy credit (LREC) program. Beginning in January 2012, Connecticut utilities are required to open LREC procurement contracts for low emission renewable power projects 2 MW or less, which includes fuel cells. The program funding is $300 million in total over 20 years with $4 million required to be spent by utilities in 2012, the first year, increasing $4 million per year to $20 million by year 5, and then declining in year 16 and thereafter. Utilities can pay up to $0.20/kWh for up to a 15 year term. The legislation also created a ‘Green Bank’ with a broader mission than its predecessor, the Connecticut Clean Energy Fund, including purchases of LREC’s and financing of renewable energy projects.
Cost reduction efforts
Product cost reductions are essential for us to further develop the market for our fuel cell products and attain profitability. Cost reductions will also reduce or eliminate the need for incentive funding programs which currently allow us to price our products to compete with grid-delivered power and other distributed generation technologies. Product cost reductions come from several areas including:
•	engineering improvements;

•	technology advances;

•	supply chain management;

•	production volume; and

•	manufacturing process improvements.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2011 and the related payments by fiscal year are as follows:

	Payments Due by Period
		Less			More
		than	1 – 3	3 – 5	than
	Total	1 Year	Years	Years	5 Years
Purchase commitments(1)	$45,898	$41,272	$4,626	$—	$—
Series 1 Preferred obligation(2)	23,650	8,122	2,630	2,630	10,268
Term loans (principal and interest)	4,456	927	396	437	2,696
Capital and operating lease commitments(3)	3,294	890	1,686	718	—
Revolving Credit Facility (4)	2,600	2,600	—	—	—
Series B Preferred dividends payable(5)

Totals	$79,898	$53,811	$9,338	$3,785	$12,964

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
In January 2011, the Company entered into a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. At July 31, 2011, the outstanding amount owed under this facility was $2.6 million.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At July 31, 2011, we had an outstanding balance of $3.7 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.

Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of July 31, 2011, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.8 million as of July 31, 2011.
We have pledged approximately $9.7 million of our cash and cash equivalents as collateral and standby letters of credit for certain banking requirements and contracts. As of July 31, 2011, outstanding standby letters of credit totaled $8.7 million. These expire on various dates through May 2012.
As of October 31, 2010, we identified uncertain tax positions aggregating $15.7 million and reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
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
We qualified for incentive funding for these projects under California’s SGIP and from other government programs. Funds are payable upon commercial installation and demonstration of the plant and may require return of the funds for failure of certain performance requirements during the period specified by the government program. Revenue related to these incentive funds is recognized ratably over the performance period. As of July 31, 2011, we had deferred incentive funding revenue totaling $0.2 million.
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after acceptance of the product. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from one to 20 years. Our standard LTSA term is five years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Also see Critical Accounting Policies and Estimates for additional details.
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2011, research and development sales backlog totaled $13.6 million, of which $2.1 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants and modules (ii) the sale of component part kits and spare parts to customers, (iii) site engineering and construction services (iv) providing services under long-term service agreements (“LTSA”), (v) the sale of electricity under power purchase agreements (“PPA”) as well as incentive revenue from the sale of electricity under PPA’s, and (vi) customer-sponsored research and development projects. The Company often enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to ensure that consideration under the arrangement is being appropriately allocated to each of the deliverables. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.
Revenue from sales of our power plants and modules are recognized under the percentage of completion method of accounting. Revenues are recognized proportionally as costs are incurred and assigned to a customer contract by comparing total expected costs for each contract to the total contract value. We have recorded an estimated contract loss reserve of $0.1 million and $0.6 million as of July 31, 2011 and October 31, 2010, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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
As of July 31, 2011 and October 31, 2010, the legacy LCM reserve to the cost basis of inventory and advance payments to vendors was $1.9 million and $5.0 million, respectively, which equates to a reduction of 4 percent and 12 percent, respectively, of the gross inventory and advance payments to vendors value. As of July 31, 2011 the legacy LCM reserve is primarily applied against inventory that is expected to be used to satisfy terms of long-term service agreements.
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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Given our limited operating experience, particularly for newer product designs, actual results could vary from initial estimates. Estimates used to record warranty reserves are updated as we gain further operating experience. As of July 31, 2011 and October 31, 2010, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $0.6 million and $0.7 million, respectively.
In addition to the standard product warranty, we have entered into LTSA contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants ranging from one to 20 years. Our standard service agreement term is five years. Under the terms of our LTSA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees which based on historical fleet performance totaled $1.4 million and $1.2 million as of July 31, 2011 and October 31, 2010, respectively.

The Company provides for reserves on all LTSA agreements when the estimated future stack replacement and service costs are estimated to exceed the remaining contract value. This includes power plants with our legacy 3-year stack design. We expect the replacement of these older 3-year stack designs to continue into mid 2012. Reserve estimates for future costs on LTSA agreements are determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant. Our reserve estimates include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations on a contract by contract basis, which in many cases is in excess of our contractual limit of liability under LTSAs which is limited to the amount of remaining service fees payable under the contract. As of July 31, 2011, our reserve on LTSA contracts totaled $7.0 million compared to $6.6 million as of October 31, 2010. The increase related to changes in estimates for future expected costs. Prior to February 1, 2010, we provided for a pricing reserve if the agreement was sold below our standard pricing. As a result of our experience with these contracts and production rates of stacks and related costing, effective February 1, 2010, contract losses have been estimated as described above. The result of this change in estimate was not material to the consolidated financial statements.
At the end of our LTSA contracts, customers are expected to either renew the contract or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where the customer agrees at the time of a restack to return the stack to the Company at the end of the LTSA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack which is not recoverable is expensed. As of July 31, 2011, the total remaining stack value was $9.9 million compared to $2.0 million as of October 31, 2010. This balance is expected to increase over time as stack replacements occur. During the first nine months of fiscal 2011, depreciation on this asset category totaled approximately $1.4 million compared to $0 in the prior year period.
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
Share-Based Compensation
We account for restricted stock awards (RSA’s) based on the closing market price of the Company’s common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $2.0 million and $2.2 million for the nine months ended July 31, 2011 and 2010, respectively.
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

We apply the guidance regarding how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). The company’s financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.
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
Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2010 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2010 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of the end of our 2010 fiscal year under Section 382. In January 2011, the Company completed a registered direct offering to a single investor for 10.2 million shares of stock (approximately 8 percent of our outstanding common shares). While we have not performed an update to the 382 study, we estimate that, based on results of the prior study, there was no ownership change which would limit our NOL and credit carryovers as of July 31, 2011 under Section 382.
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
In October 2009, the FASB issued guidance updating accounting standards for revenue recognition for multiple-deliverable arrangements. The stated objective of the update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. We adopted this guidance for revenue arrangements entered into or materially modified after November 1, 2010 and it did not have an impact on our financial statements or disclosures to date. The Company evaluates all new contracts and expects that there will be contracts in the fourth quarter of fiscal 2011 that will likely be impacted under the new multi-element revenue guidance.

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
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At July 31, 2011, U.S. treasury investments had a carrying value of $18.0 million, which approximated fair value. These investments have maturity dates ranging from August 2011 to March 2012 and a weighted average yield to maturity of 1.2%. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk from changing interest rates. Based on our overall interest rate exposure at July 31, 2011, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
As of July 31, 2011, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2011 was $0.6 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants
We hold warrants for the right to purchase an additional 4,830 shares of Versa’s common stock. The fair value of the warrants at July 31, 2011 was $0.3 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 09, 2011.

FUELCELL ENERGY, INC.
(Registrant)

September 9, 2011	/s/ Michael Bishop

Date	Michael Bishop
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