Form 10-Q
period 2012-01-31
FUELCELL ENERGY INC
filed 2012-03-12
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, par value $.0001 per share, outstanding at March 7, 2012: 141,049,007

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,030	$51,415
Investments — U.S. treasury securities	4,502	12,016
Accounts receivable, net	23,892	21,950
Inventories	46,304	40,101
Other current assets	6,467	7,466

Total current assets	118,195	132,948
Property, plant and equipment, net	23,429	23,925
Investment in and loans to affiliate	10,075	10,466
Other assets, net	18,219	16,291

Total assets	$169,918	$183,630

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,085	$5,056
Accounts payable	17,841	14,143
Accounts payable due to affiliate	325	104
Accrued liabilities	23,003	26,894
Deferred revenue	58,180	64,114
Preferred stock obligation of subsidiary	1,071	3,854

Total current liabilities	105,505	114,165
Long-term deferred revenue	6,750	7,000
Long-term preferred stock obligation of subsidiary	12,559	12,878
Long-term debt and other liabilities	4,075	4,105

Total liabilities	128,889	138,148

Redeemable preferred stock (liquidation preference of $64,020 at January 31, 2012 and October 31, 2010)	59,857	59,857
Total Deficit:
Shareholders’ deficit
Common stock ($.0001 par value); 225,000,000 shares authorized; 140,583,373 and 138,400,497 shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively.	13	13
Additional paid-in capital	689,420	687,857
Accumulated deficit	(707,279)	(701,336)
Accumulated other comprehensive income	13	15
Treasury stock, Common, at cost (5,679 shares at January 31, 2012 and October 31, 2011)	(53)	(53)
Deferred compensation	53	53

Total shareholders’ deficit	(17,833)	(13,451)
Noncontrolling interest in subsidiaries	(995)	(924)

Total deficit	(18,828)	(14,375)

Total liabilities and deficit	$169,918	$183,630

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2012	2011
Revenues (1):
Product sales and revenues	$29,600	$25,760
Research and development contracts	1,737	2,320

Total revenues	31,337	28,080
Costs of revenues:
Cost of product sales and revenues	27,660	28,059
Cost of research and development contracts	1,573	2,337

Total costs of revenues	29,233	30,396
Gross profit (loss)	2,104	(2,316)
Operating expenses:
Administrative and selling expenses	3,764	4,050
Research and development expenses	3,783	4,246

Total costs and expenses	7,547	8,296

Loss from operations	(5,443)	(10,612)
Interest expense	(630)	(54)
Loss from equity investment	(362)	(198)
License fee and royalty income	424	359
Interest and other income, net	196	41

Loss before redeemable preferred stock of subsidiary	(5,815)	(10,464)
Accretion of redeemable preferred stock of subsidiary	—	(525)

Loss before provision for income taxes	(5,815)	(10,989)
Provision for income taxes	(199)	(18)

Net loss	(6,014)	(11,007)
Net loss attributable to noncontrolling interest	71	69

Net loss attributable to FuelCell Energy, Inc.	(5,943)	(10,938)
Preferred stock dividends	(800)	(800)

Net loss to common shareholders	$(6,743)	$(11,738)

Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.05)	$(0.10)
Basic and diluted weighted average shares outstanding	139,555,596	115,086,014

See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,014)	$(11,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	540	780
Loss from equity investment	362	198
Accretion of redeemable preferred stock of subsidiary	—	525
Depreciation	1,449	1,634
Amortization of bond premium and interest expense on Series 1 Preferred	581	20
Other non-cash transactions	(175)	11
Decrease (increase) in operating assets:
Accounts receivable	(1,942)	(5,248)
Inventories	(6,203)	1,052
Other assets	(880)	(1,610)
Increase (decrease) in operating liabilities:
Accounts payable	3,919	(370)
Accrued liabilities	(3,255)	(249)
Deferred revenue	(6,184)	12,111

Net cash used in operating activities	(17,802)	(2,153)

Cash flows from investing activities:
Capital expenditures	(926)	(251)
Treasury notes matured	7,500	12,000
Treasury notes purchased	—	(21,996)

Net cash provided by (used in) investing activities	6,574	(10,247)

Cash flows from financing activities:
Repayment of debt	(55)	(64)
Proceeds from debt	—	1,000
Payment of preferred dividends and return of capital	(4,288)	(800)
Proceeds from sale of common stock, net of registration fees	1,188	17,880

Net cash (used in) provided by financing activities	(3,155)	18,016

Effects on cash from changes in foreign currency rates	(2)	2
Net (decrease) increase in cash and cash equivalents	(14,385)	5,618
Cash and cash equivalents-beginning of period	51,415	20,467

Cash and cash equivalents-end of period	$37,030	$26,085

Supplemental cash flow disclosures:
Cash interest paid	$63	$54
Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$550	$707
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$84	$58
Accrued sale of common stock, cash received in subsequent period	$—	$193
Accrued fees related to sale of common stock	$—	$112

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation

FuelCell Energy, Inc. and subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a Delaware corporation engaged in the development, manufacture and service of stationary fuel cells power plants for clean electric power generation. Our Direct FuelCell power plants produce ultra-clean, efficient and reliable 24/7 base load electricity and usable high quality heat for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cell and other fuel cell technologies. We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales and research and development contracts, license fee income and sales of equity and debt securities. In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and continuing our cost reduction efforts.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of January 31, 2012 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at October 31, 2011 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2011, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Concentrations

We contract with a concentrated number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the three months ended January 31, 2012 and 2011 included POSCO Energy (“POSCO”), which is a related party and owns approximately 8 percent of the outstanding common shares of the Company, Logan Energy, Pacific Gas & Electric and the U.S. Government.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The percent of consolidated revenues from each customer is presented below.

	Three Months Ended January 31,
	2012	2011
POSCO	64%	62%
Logan Energy	11%	—
Pacific Gas & Electric	—	13%
U. S. government (primarily the Department of Energy)	5%	8%

Combined	80%	83%

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. There were no subsequent events requiring disclosure.

Comprehensive Loss

Comprehensive loss for the periods presented was as follows:

	Three Months Ended January 31,
	2012	2011
Net loss	$(6,014)	$(11,007)
Foreign currency translation adjustments	(2)	2

Comprehensive loss	$(6,016)	$(11,005)

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Levels 1 and Levels 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 (November 1, 2011 for the Company). The Company was not impacted by these disclosure requirements.

Recent Accounting Guidance Not Yet Effective

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

In June 2011, the FASB issued guidance that eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is required to adopt this update in the first quarter of fiscal year 2013. The adoption of this accounting guidance will impact our financial statement presentation and is not expected to have a material impact on our financial position, results of operation or disclosures.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

In December 2011, the FASB issued guidance to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance also includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this accounting guidance is not expected to have a material impact on our financial statements.

Note 3. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy’s (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa is a private company founded in 2001 that is developing advanced SOFC systems for various stationary and mobile applications. We have a 39 percent ownership interest and account for Versa under the equity method of accounting. We recognize our share of the income or losses as income/(loss) from equity investments on the consolidated statements of operations. The carrying value of our investment in and loans to Versa was approximately $10.0 million as of January 31, 2012 and $10.5 million as of October 31, 2011.

Note 4. Investments in U.S. Treasury Securities

We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at January 31, 2012 and October 31, 2011:

	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
U.S. government obligations
As of January 31, 2012	$4,502	$2	$—	$4,504
As of October 31, 2011	$12,016	$14	$—	$12,030

The contractual maturities of investments are within one year and the weighted average yield to maturity is 1.4%.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 5. Inventories

The components of inventory at January 31, 2012 and October 31, 2011 consisted of the following:

	January 31, 2012	October 31, 2011
Raw materials	$20,610	$18,303
Work-in-process (1)	25,694	21,798

Net Inventory	$46,304	$40,101

(1)	Included in Work-in-process as of January 31, 2012 are power plants which are substantially complete and ready to be deployed upon receipt of customer orders. The total value of inventory for these substantially complete power plants as of January 31, 2012 is approximately $7.2 million. There were no substantially complete power plants as of October 31, 2011.

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

Raw materials and work in process are net of valuation reserves of approximately $3.0 million and $2.6 million at January 31, 2012 and October 31, 2011, respectively.

Note 6. Accounts Receivable

Accounts receivable at January 31, 2012 and October 31, 2011 consisted of the following:

	January 31, 2012	October 31, 2011
U.S. Government:
Amount billed	$256	$52
Unbilled recoverable costs	1,134	1,012

	1,390	1,064

Commercial Customers:
Amount billed	15,511	10,330
Unbilled recoverable costs	6,991	10,556

	22,502	20,886

	$23,892	$21,950

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Included in Commercial Customers accounts receivable are amounts due from POSCO of $7.1 million at January 31, 2012 and October 31, 2011. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.6 million at January 31, 2012 and October 31, 2011.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 7. Other Assets, net

Other assets, net at January 31, 2012 and October 31, 2011 consisted of the following:

	January 31, 2012	October 31, 2011
Long-term stack residual value (1)	$16,975	$15,092
Other (2)	1,244	1,199

Other Assets, net	$18,219	$16,291

(1)	Relates to stack replacements performed under the Company’s long-term service agreements. The cost of the stack replacement is recorded as a long term asset and is depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack is expensed at the time of restack. Accumulated depreciation was $3.8 million and $2.4 million for the periods ended January 31, 2012 and October 31, 2011, respectively.
(2)	Includes security deposits, notes receivable and interest receivable.

Note 8. Accrued Liabilities

Accrued liabilities at January 31, 2012 and October 31, 2011 consisted of the following:

	January 31, 2012	October 31, 2011
Accrued payroll and employee benefits (1)	$2,647	$4,672
Accrued contract and operating costs (2)	246	88
Reserve for product warranty cost (3)	1,297	1,134
Reserve for long-term service agreement costs (4)	11,187	11,096
Reserve for B1200 repair and upgrade program (5)	5,342	7,949
Accrued taxes, legal, professional and other (6)	2,284	1,955

	$23,003	$26,894

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.
(2)	Balance includes estimated losses accrued on product sales contracts and amounts estimated as owed to customers related to contract performance.
(3)	Activity in the reserve for product warranty costs for the three months ended January 31, 2012 included additions for estimates of potential future warranty obligations of $0.4 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $0.2 million as contracts progress through the warranty period or are beyond the warranty period.
(4)	As of January 31, 2012, the loss reserve on service agreement contracts totaled $8.6 million compared to $8.9 million as of October 31, 2011. Also included in this line item is a reserve for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance totaled $2.6 million and $2.2 million as of January 31, 2012 and October 31, 2011, respectively.
(5)	For the three months ended January 31, 2012, the Company incurred actual repair and upgrade costs of approximately $2.6 million.
(6)	Balance includes accrued sales, use and payroll taxes as well as accrued legal, professional and other expenses as of the end of the period.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Share-based compensation reflected in the consolidated statements of operations for the three months ended January 31, 2011 and 2010 were as follows:

	Three Months Ended January 31,
	2012	2011
Cost of product sales and revenues	$139	$143
Cost of research and development contracts	22	19
General and administrative expense	297	406
Research and development expense	83	212

Total share-based compensation	$541	$780

The following table summarizes stock option activity for the three months ended January 31, 2012:

	Number of options	Weighted average option price ($)
Outstanding at October 31, 2011	3,320,558	8.25
Granted	—	—
Cancelled	(303,975)	11.96

Outstanding at January 31, 2012	3,016,583	7.88

As of January 31, 2012, there were 1,788,381 RSAs outstanding with a weighted average per share fair value of $2.12. There were 35,122 RSA’s granted during the three months ended January 31, 2012 and forfeitures totaled 37,247 during this period.

For the three months ended January 31, 2012, 92,668 shares were issued under the ESPP at a per share cost of $0.91. There were 905,392 shares of common stock reserved for issuance under the ESPP as of January 31, 2012.

Note 10. Shareholders’ Deficit

Changes in shareholders’ deficit

Changes in shareholders’ deficit were as follows for the three months ended January 31, 2012:

	Total Shareholders’ Deficit	Noncontrolling interest	Total Deficit
Balance at October 31, 2011	$(13,451)	$(924)	$(14,375)
Sale of Common Stock and related fees	1,188	—	1,188
Share-based compensation	541	—	541
Common stock issued in settlement of prior year bonus obligation	550	—	550
Stock issued under benefit plans	84	—	84
Preferred dividends – Series B	(800)	—	(800)
Effect of foreign currency translation	(2)	—	(2)
Net loss	(5,943)	(71)	(6,014)

Balance at January 31, 2012	$(17,833)	$(995)	$(18,828)

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Common Stock Sales

The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company’s outstanding Series I and Series B preferred shares. During the three months ended January 31, 2012, we sold 1,267,438 shares of the Company’s common stock on the open market and raised approximately $1.2 million, net of fees.

Note 11. Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three months ended January 31,
	2012	2011
Numerator
Net loss	$(6,014)	$(11,007)
Net loss attributable to noncontrolling interest	71	69
Preferred stock dividend	(800)	(800)

Net loss to common shareholders	$(6,743)	$(11,738)

Denominator
Weighted average basic common shares	139,555,596	115,086,014
Effect of dilutive securities (1)	—	—

Weighted average diluted common shares	139,555,596	115,086,014

Basic loss per share	$(0.05)	$(0.10)

Diluted loss per share (1)	$(0.05)	$(0.10)

(1)	Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At January 31, 2012 and 2011, there were options to purchase 3.0 million and 4.9 million shares of common stock, respectively. There were outstanding warrants for the right to purchase 10.2 million shares as of January 31, 2012 and 2011, respectively. Refer to our Annual Report on Form 10-K for the year ended October 31, 2011 for information on our convertible preferred stock.

Note 12. Commitments and Contingencies

We have pledged approximately $4.5 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2012, outstanding letters of credit totaled $1.9 million. These expire on various dates through October 2013.

Note 13. Preferred Stock

Redeemable Series B Preferred Stock

At January 31, 2012 and October 31, 2011, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash for the three month periods ended January 31, 2012 and 2011, respectively. Starting with the second quarter of 2012, quarterly scheduled payments on the Series 1 preferred share obligation will decrease to Cdn.$0.3 million.

Series 1 Preferred Shares

As of January 31, 2012 and October 31, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$13.7 million ($13.6 million USD) and Cdn.$16.6 million ($16.7 million USD), respectively, and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. The Company made its scheduled return of capital and dividend payments on December 31, 2011 totaling $3.5 million (Cdn.$3.5 million).

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Derivative liability related to Series 1 Preferred Shares

The aggregate fair value of the derivatives related to the Series 1 Preferred shares which are included within long-term debt and other liabilities on the consolidated balance sheets as of January 31, 2012 and October 31, 2011 was $0.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our ability to achieve our sales plans and cost reduction targets; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategy; (iv) our product development strategy; (v) our financing plans; (vi) the timing and magnitude of future contracts; (vii) changes in the regulatory environment; (viii) potential volatility of energy prices; and (ix) rapid technological change or competition. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 in the section entitled “Item 1A. Risk Factors.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on long-term service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2011 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

None

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.

Comparison of Three Months Ended January 31, 2012 and January 31, 2011

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2012 and 2011 were as follows:

	Three Months Ended January 31,		Change
	2012	2011	$	%
Revenues:
Product sales and revenues	$29,600	$25,760	$3,840	15
Research and development contracts	1,737	2,320	(583)	(25)

Total	$31,337	$28,080	$3,257	12

Cost of revenues:
Product sales and revenues	$27,660	$28,059	$(399)	(1)
Research and development contracts	1,573	2,337	(764)	(33)

Total	$29,233	$30,396	$(1,163)	(4)

Gross profit (loss):
Gross profit (loss) from product sales and revenues	$1,940	$(2,299)	$4,239	(184)
Gross profit (loss) from research and development contracts	164	(17)	181	(1,065)

Total	$2,104	$(2,316)	$4,420	(191)

Product Sales Cost-to-revenue ratio (1)	0.93	1.09		(15)

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.

Total revenues for the three months ended January 31, 2012 increased $3.3 million, or 12 percent to $31.3 million from $28.1 million during the same period last year. Total cost of revenues for the three months ended January 31, 2012 decreased $1.2 million, or 4 percent to $29.2 million from $30.4 million during the same period last year. A discussion of the change in product sales and revenues and research and development contracts follows.

Product sales and revenues

Product sales and revenues increased $3.8 million, or 15 percent in the first quarter 2012 to $29.6 million compared to $25.8 million for the prior year period. Product sales and revenues for the first quarter of 2012 included $20.9 million of revenue from power plants and fuel cell kits, $5.3 million primarily from power plant component sales and site engineering and construction services, and $3.4 million of revenue from services and power purchase agreements. Increases in revenue are the result of increased order flow, backlog and higher production volumes compared to the prior year.

Cost of product sales and revenues decreased $0.4 million, or 1 percent, in the first quarter 2012 to $27.7 million compared to $28.1 million in the same period the prior year. This decrease is primarily due to the transition to more higher margin fuel cell kit sales, lower costs on full power plant production and increased installation related activity than in the prior year quarter. Gross profit for product sales and revenues is $1.9 million compared to a gross loss in the prior quarter of 2011 primarily due to higher revenue. The product cost-to-revenue ratio was 0.93-to-1.00 in the first quarter of 2012 compared to 1.09-to-1.00 in the first quarter of 2011.

Cost of product sales and revenues includes costs to manufacture and ship our power plants and fuel cell kits to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and costs to service power plants for customers with long-term service agreements (including maintenance and stack replacement costs incurred during the period and amortization of deferred stack assets) and power purchase agreement (PPA) operating costs.

Total product sales and service backlog as of January 31, 2012 was $184.1 million compared to $156.9 million as of January 31, 2011. Product order backlog was $107.9 million and $78.9 million as of January 31, 2012 and 2011, respectively. Product order backlog as of January 31, 2012 totaled 62 megawatts (MW) of power plants and fuel cell kits. During the quarter we added 0.3 MW of new orders and shipped 11.2 MW. Backlog for long-term service agreements was $76.2 million and $78.0 million as of January 31, 2012 and 2011, respectively.

We contract with a concentrated number of customers for the sale of our products and for research and development contracts. Refer to Note 1 of notes to consolidated financial statements for more information on customer concentrations.

There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. In addition, as these contracts are completed, we may not be able to replace them. The loss of, or reduction in sales to, one or more of our larger customers, could have a material adverse affect on our business, financial condition and results of operations.

Research and development contracts

Research and development contract revenue decreased $0.6 million to $1.7 million for the three months ended January 31, 2012 compared to $2.3 million for the same period in 2011. Cost of research and development contracts decreased $0.8 million to $1.6 million for the three months ended January 31, 2012 compared to $2.3 million during the same period in 2011. The decrease in revenue was due to lower research activities over the prior period primarily related to the solid oxide fuel cell development program with the U.S. Department of Energy (DOE). Gross profit was $0.2 for the three months ended January 31, 2012 compared to a gross loss of $0.02 million for the same period in 2011 as a result of the level of cost share we are required to contribute.

The Company’s research and development backlog totaled $14.1 million ($7.6 million funded) as of January 31, 2012 compared to $7.9 million ($3.3 million funded) as of January 31, 2011. The increase is primarily due to SECA Phase III program award.

Administrative and selling expenses

Administrative and selling expenses were $3.8 million for the three months ended January 31, 2012 compared to $4.1 million for the same period in 2011. Administrative and selling expenses were lower primarily due to lower overall salary expense, sales and marketing costs and stock based compensation, compared to the prior year period.

Research and development expenses

Research and development expenses were $3.8 million for the three months ended January 31, 2012 a decrease of $0.5 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects by our engineering staff during the period which is classified as cost of sales.

Loss from operations

Loss from operations decreased to $5.4 million for the three months ended January 31, 2012 compared to $10.6 million for same period last year. The decrease in loss from operations is primarily due to improved margins on product sales as well as lower administrative and selling expenses and research and development expenses.

Interest Expense

Interest expense, increased to $0.6 million for the three months ended January 31, 2012 compared to $0.05 million for the same period in 2011. The increase is due to the modification of the redeemable preferred stock of subsidiary in March 2011. Amortization of the carrying value of this instrument post-modification is recorded as interest expense on the consolidated statement of operations.

As of January 31, 2012 the current amount of the redeemable preferred stock obligation of subsidiary totaled $1.1 million and the long term amount totaled $12.6 million. For the three months ended January 31, 2012, interest expense totaled approximately $0.6 million.

Income (loss) from equity investment

Our share of equity loss from our investment in Versa Power Systems, Inc. (“Versa”) was $0.4 million for the three months ended January 31, 2012 compared to a loss of $0.2 million for the three months ended January 31, 2011. The higher loss is due to Versa’s cost share requirements on certain contracts with activity in the first quarter of 2012. Versa’s income or loss fluctuates based upon which research contracts it performs activity on in a particular period and its cost share requirements on those contracts.

License fee and royalty income

License fee income for each of the three months ended January 31, 2012 and 2011 was $0.4 million. The license fee income for both periods represents the license fee and royalty income earned from POSCO.

Interest and other income, net

Interest and other income, net, increased to $0.2 million for the three months ended January 31, 2012 compared to $0.04 million for the same period in 2011.

Accretion of Preferred Stock of Subsidiary

The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.5 million for the three months ended January 31, 2011.

The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (redeemable preferred stock obligation of subsidiary) and as such amortization of this instrument post-modification is recorded as interest expense.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended January 31, 2012 our provision for income taxes was $0.2 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for our U.S. federal or state net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Net loss attributable to noncontrolling interest

The net loss attributed to the noncontrolling interest for each of the quarters ended January 31, 2012 and 2011 was $0.1 million.

Preferred Stock dividends

Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the quarters ended January 31, 2012 and 2011.

Net loss to common shareholders and loss per common share

Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock. For the quarters ended January 31, 2012 and 2011, net loss to common shareholders was $6.7 million and $11.7 million, respectively, and loss per common share was $0.05 and $0.10, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. We estimate that we can achieve profitability at an annual production rate of 80 MW to 90 MW based on current sales mix. Annual production capacity at our manufacturing facility is up to 90 MW with full utilization under its current configuration. Actual results will depend on product mix, volume, future service costs and market pricing.

Our annualized production rate was 56 MW during the first quarter of fiscal year 2012. Our current manufacturing capacity is up to 90 MW and we expect to invest approximately $3 million to $5 million for upgrades and maintenance of production assets during 2012. With increasing order flow, we have the ability to expand production capacity to approximately 150 MW. This expansion will require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain manufacturing operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that an expansion to 150 MW will require additional capital investments of $30 to $40 million, although this expansion may occur in stages depending on the level of market demand.

Increasing annual order volume and reduced product costs are expected to reduce annual cash use and we expect positive cash flows at an annual production rate of 80 – 90 MW. In addition, we may also pursue raising capital through a combination of; (i) equity or strategic investments, (ii) debt financing; with improving operating results as the business grows, the Company expects to have access to the debt markets to finance capital expansion and (iii) potential local or state Government loans or grants in return for manufacturing job creation. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans. We anticipate that our existing capital resources, together with anticipated order, revenues and cash flows, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

Cash Flows

Cash, cash equivalents, and investments in U.S. treasuries totaled $41.5 million as of January 31, 2012 compared to $63.4 million as of October 31, 2011. Substantially all of the Company’s cash and cash equivalents is located in the U.S.. Net use of cash, cash equivalents and investments for the first quarter of 2012 was $21.9 million compared to net use of $3.2 million in the first quarter of 2011. The Company maintained its annualized production rate in the first quarter of 2012 of 56 MW to build inventory in anticipation of future orders. As of January 31, 2012, there was approximately $7.2 million of power plants that are substantially complete. Future commercial orders and deployment of this inventory is expected to drive cash receipts from progress payments on such contracts. First quarter cash use includes the scheduled Series 1 preferred share return of capital and dividend payment on December 31, 2011 of Cdn.$3.5 million. Starting with the second quarter of 2012, quarterly scheduled payments on the Series 1 preferred share obligation will decrease to Cdn.$0.3 million.

Cash and cash equivalents as of January 31, 2012 was $37.0 million compared to $51.4 million as of October 31, 2011. The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $17.8 million during the first quarter of 2012 compared to $2.2 million used in operating activities during the first quarter of 2011. The increase in operating cash use compared to the prior year three month period is a result of the increase in inventory of $6.2 million as discussed above under Cash Flows, decrease in deferred revenue of $6.2 million due to lower progress payments on commercial orders, decrease in accrued liabilities of $3.3 million primarily related to the B1200 repair and upgrade program, increase in other assets of $0.9 million primarily due to restacks under service agreement’s and an increase in accounts receivable of $1.9 million on timing of customer milestone payments in the quarter. These were partially offset by an increase in accounts payable of $3.9 million.

Investing Activities – Net cash provided by investing activities was $6.6 million during the first quarter of 2012 compared to net cash used in investing activities of $10.2 million during the first quarter of 2011. The net cash provided by investing activities was mainly due to the net maturity of U.S treasuries during the first three months of 2012 of $7.5 million which compares to a net purchase of U.S. treasuries of $10.0 million during the first three months 2011. During the first three months of 2012, the Company purchased capital equipment totaling $0.9 million.

Financing Activities – Net cash used by financing activities was $3.2 million during the first quarter of 2012 compared to net cash provided by financing activities of $18.0 million in the prior year period. The net cash used during the first quarter of 2012 included dividend payments on the Series 1 and Series B preferred share obligations of $4.3 million, which was partially offset by proceeds from the sale of common stock of $1.2 million. Cash provided by financing activities for the first quarter of 2011 included proceeds from the sale of common stock of $17.9 million and proceeds from debt of $1.0 million, offset by dividend payments of $0.8 million.

Sources and Uses of Cash and Investments

We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations on a consistent basis. Our operations are funded primarily through cash generated from product sales and research and development contracts, license fee income and sales of equity securities. In order to consistently produce positive cash flow from operations, we need to be successful at increasing annual order volume and implementing our cost reduction efforts. Please see our Form 10-K for the fiscal year ended October 31, 2011 for further details.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of January 31, 2012 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$73,309	$72,500	$760	$49	$—
Series 1 Preferred obligation (2)	15,320	1,245	2,490	2,490	9,095
Term loans (principal and interest)	4,416	981	406	449	2,580
Capital and operating lease commitments (3)	3,136	963	1,747	426	—
Revolving Credit Facility (4)	4,000	4,000	—	—	—
Series B Preferred dividends payable (5)

Totals	$100,181	$79,689	$5,403	$3,414	$11,675

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	On March 31, 2011, the Company entered into an agreement with Enbridge, Inc. (“Enbridge”) to modify the Class A Cumulative Redeemable Exchangeable Preferred Share Agreement (the “Series 1 Preferred Share Agreement”). The terms of the Series 1 preferred share agreement require payments of (i) an annual amount of Cdn$500,000 for dividends and (ii) an amount of Cdn.$750,000 as return of capital payments payable in cash. These payments commenced on March 31, 2011 and will end on December 31, 2020. Dividends accrue at a 1.25% quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends (inclusive of the Cdn.$12.5 million unpaid dividend balance as of the modification date) at a rate of 1.25% per quarter, compounded quarterly. On December 31, 2020 the amount of all accrued and unpaid dividends on the Class A Preferred Shares of Cdn$21.1 million and the balance of the principal redemption price of Cdn.$4.4 million shall be paid to the holders of the Series 1 preferred shares. The Company has the option of making dividend payments in the form of common stock or cash under terms outlined in the preferred share agreement. For purposes of preparing the above table, the final balance of accrued and unpaid dividends due December 31, 2020 of Cdn.$21.1 million is assumed to be paid in the form of common stock and not included in this table.
(3)	Future minimum lease payments on capital and operating leases.
(4)	The amount represents the amount outstanding as of January 31, 2012 on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.
(5)	We are currently paying $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine the period when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into that number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75) for 20 trading days during any consecutive 30 trading day period.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At January 31, 2012, we had an outstanding balance of $3.6 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.

Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of January 31, 2012, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.8 million as of January 31, 2012.

We have pledged approximately $4.5 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2012, outstanding letters of credit totaled $1.9 million. These expire on various dates through October 2013.

As of October 31, 2011, we have uncertain tax positions aggregating $15.7 million and have reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.

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

Service and warranty agreements

We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after acceptance of the product. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from one to 20 years. Our standard and most prevalent services agreement term is five years. Currently, the Company has a very limited number of service agreements with terms in excess of five years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Also see Critical Accounting Policies and Estimates for additional details.

Research and development cost-share contracts

We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2012, research and development sales backlog totaled $14.1 million, of which $7.6 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

Revenue Recognition

We earn revenue from (i) the sale and installation of fuel cell power plants and modules (ii) the sale of component part kits and spare parts to customers, (iii) site engineering and construction services (iv) providing services under long-term service agreements, (v) the sale of electricity under power purchase agreements (“PPA”) as well as incentive revenue from the sale of electricity under PPA’s, and (vi) customer-sponsored research and development projects. The Company periodically enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to ensure that consideration under the arrangement is being appropriately allocated to each of the deliverables. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.

For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.03 million and $0.1 million as of January 31, 2012 and October 31, 2011, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.

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

Revenue from service agreement contracts is earned ratably over the term of the contract by performing routine monitoring and maintenance and by meeting a certain level of power output. For new contracts in excess of five years (or 5-year service agreements with our legacy 3-year stack design) where we expect to have a restack at some point during the term of the contract, a portion of the contract value related to the stack replacement has been deferred. Upon stack replacement, revenue is recognized ratably over the remaining contract term. Revenue related to routine monitoring and maintenance under legacy contracts is recognized ratably over the full term of the contract.

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

Warranty and Service Expense Recognition

We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of January 31, 2012 and October 31, 2011, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.3 million and $1.1 million, respectively.

In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees which based on historical fleet performance totaled $2.6 million and $2.2 million as of January 31, 2012 and October 31, 2011, respectively.

The Company provides for reserves on all service agreements when the estimated future stack replacement and service costs are estimated to exceed the remaining contract value. This includes power plants with our legacy 3-year stack design. We expect the replacement of these older 3-year stack designs to continue into mid-2012. Reserve estimates for future costs on service agreements are determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of January 31, 2012, our reserve on service agreement contracts totaled $8.6 million compared to $8.9 million as of October 31, 2011.

At the end of our service agreement contracts, customers are expected to either renew the contract or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where the customer agrees at the time of a restack to return the stack to the Company at the end of the service agreement term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack which is not recoverable is expensed. As of January 31, 2012, the total remaining stack value was $17.0 million compared to $15.1 million as of October 31, 2011. This balance is expected to increase over time as stack replacements occur. As of January 31, 2012, accumulated depreciation on this asset category totaled approximately $3.8 million compared to $2.4 million at October 31, 2011.

During the second quarter of fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. In the fourth quarter of fiscal 2011, the Company reduced its estimate of future costs under this program by $0.5 million recorded as a benefit to cost of product sales and revenues. As of January 31, 2012, the reserve balance was $5.3 million compared to $7.9 million as of October 31, 2011. The decrease in the reserve balance was a result of actual repair and upgrade costs incurred totaling $2.6 million.

Share-Based Compensation

We account for restricted stock awards (RSA’s) based on the closing market price of the Company’s common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $0.5 million and $0.8 million for the quarters ended January 31, 2012 and 2011, respectively.

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

Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2011 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2011 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of October 31, 2011 under Section 382.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance

In January 2010, the FASB issued guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers in and out of Levels 1 and Levels 2 fair value measurements and disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 (November 1, 2011 for the Company). The Company was not impacted by these disclosure requirements.

Recent Accounting Guidance Not Yet Effective

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

In June 2011, the FASB issued guidance that eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is required to adopt this update in the first quarter of fiscal year 2013. The adoption of this accounting guidance will impact our financial statement presentation and is not expected to have a material impact on our financial position, results of operations or disclosures.

In December 2011, the FASB issued guidance to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance also includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this accounting guidance is not expected to have a material impact on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At January 31, 2012, U.S. treasury investments had a carrying value of $4.5 million, which approximated fair value. These investments have maturity dates ranging to March 2012 and a weighted average yield to maturity of 1.4%. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at January 31, 2012, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2012, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Stock

The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2012 and October 31, 2011 was $0.6 million,. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

Warrants

We hold warrants for the right to purchase an additional 4,830 shares of Versa’s common stock. The fair value of the warrants at January 31, 2012 and October 31, 2011 was $0.2 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files. Pursuant to Rule 406T of Regulation S-T, these interactive data files (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2012.

FUELCELL ENERGY, INC.
(Registrant)

March 12, 2012	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

Confidential Draft – For Discussion Purposes Only

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document