Form 10-Q
period 2012-04-30
FUELCELL ENERGY INC
filed 2012-06-08
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding at June 6, 2012: 185,921,995

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	April 30, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,262	$51,415
Investments — U.S. treasury securities	—	12,016
Accounts receivable - common stock sale	30,000	—
Accounts receivable, net	17,036	21,950
Inventories	52,686	40,101
Other current assets	5,646	7,466
Total current assets	165,630	132,948
Property, plant and equipment, net	22,788	23,925
Investment in and loans to affiliate	9,904	10,466
Other assets, net	17,146	16,291
Total assets	$215,468	$183,630
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,092	$5,056
Accounts payable	12,207	14,143
Accounts payable due to affiliate	493	104
Accrued liabilities	23,743	26,894
Deferred revenue	54,442	64,114
Preferred stock obligation of subsidiary	1,097	3,854
Total current liabilities	97,074	114,165
Long-term deferred revenue	6,500	7,000
Long-term preferred stock obligation of subsidiary	13,033	12,878
Long-term debt and other liabilities	4,033	4,105
Total liabilities	120,640	138,148
Redeemable preferred stock (liquidation preference of $64,020 at April 30, 2012 and October 31, 2011)	59,857	59,857
Total Equity (Deficit):
Shareholders’ equity (deficit)
Common stock ($.0001 par value); 275,000,000 shares authorized; 185,787,147 and 138,400,497 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively.	18	13
Additional paid-in capital	751,577	687,857
Accumulated deficit	(715,571)	(701,336)
Accumulated other comprehensive income	13	15
Treasury stock, Common, at cost (5,679 shares at April 30, 2012 and October 31, 2011)	(53)	(53)
Deferred compensation	53	53
Total shareholders’ equity (deficit)	36,037	(13,451)
Noncontrolling interest in subsidiaries	(1,066)	(924)
Total equity (deficit)	34,971	(14,375)
Total liabilities and equity (deficit)	$215,468	$183,630
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2012	2011
Revenues (1):
Product sales and revenues	$22,111	$26,673
Research and development contracts	2,042	1,934
Total revenues	24,153	28,607
Costs of revenues:
Cost of product sales and revenues	22,081	37,460
Cost of research and development contracts	1,871	2,017
Total costs of revenues	23,952	39,477
Gross profit (loss)	201	(10,870)
Operating expenses:
Administrative and selling expenses	4,002	4,454
Research and development expenses	3,956	4,498
Total costs and expenses	7,958	8,952
Loss from operations	(7,757)	(19,822)
Interest expense	(575)	(928)
(Loss) gain from equity investment	(150)	143
License fee and royalty income	412	382
Other income (expense), net	(414)	226
Loss before benefit (provision) for income taxes	(8,484)	(19,999)
Benefit (provision) for income taxes	121	(9)
Net loss	(8,363)	(20,008)
Net loss attributable to noncontrolling interest	71	52
Net loss attributable to FuelCell Energy, Inc.	(8,292)	(19,956)
Adjustment for modification of redeemable preferred stock of subsidiary	—	(8,987)
Preferred stock dividends	(801)	(800)
Net loss to common shareholders	$(9,093)	$(29,743)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.06)	$(0.24)
Basic and diluted weighted average shares outstanding	150,013,074	125,009,180

See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations (Unaudited) (Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2012	2011
Revenues (1):
Product sales and revenues	$51,711	$52,433
Research and development contracts	3,779	4,254
Total revenues	55,490	56,687
Costs of revenues:
Cost of product sales and revenues	49,741	65,519
Cost of research and development contracts	3,444	4,354
Total costs of revenues	53,185	69,873
Gross profit (loss)	2,305	(13,186)
Operating expenses:
Administrative and selling expenses	7,766	8,504
Research and development expenses	7,739	8,744
Total costs and expenses	15,505	17,248
Loss from operations	(13,200)	(30,434)
Interest expense	(1,205)	(982)
Loss from equity investment	(512)	(55)
License fee and royalty income	836	788
Other income (expense), net	(218)	202
Loss before redeemable preferred stock of subsidiary	(14,299)	(30,481)
Accretion of redeemable preferred stock of subsidiary	—	(525)
Loss before provision for income taxes	(14,299)	(31,006)
Provision for income taxes	(78)	(9)
Net loss	(14,377)	(31,015)
Net loss attributable to noncontrolling interest	142	121
Net loss attributable to FuelCell Energy, Inc.	(14,235)	(30,894)
Adjustment for modification of redeemable preferred stock of subsidiary	—	(8,987)
Preferred stock dividends	(1,601)	(1,600)
Net loss to common shareholders	$(15,836)	$(41,481)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.11)	$(0.35)
Basic and diluted weighted average shares outstanding	144,830,437	119,963,394

See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,377)	$(31,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	843	1,608
Loss from equity investment	512	55
Accretion of redeemable preferred stock of subsidiary	—	525
Depreciation	2,853	3,185
Amortization of bond premium and interest expense on Series 1 Preferred	1,065	42
Other non-cash transactions	(4)	227
Decrease (increase) in operating assets:
Accounts receivable	4,926	(2,048)
Inventories	(12,585)	(2,795)
Other assets	1,066	(5,260)
Increase (decrease) in operating liabilities:
Accounts payable	(1,547)	1,197
Accrued liabilities	(2,671)	10,268
Deferred revenue	(10,172)	5,177
Net cash used in operating activities	(30,091)	(18,834)
Cash flows from investing activities:
Capital expenditures	(1,681)	(700)
Treasury notes matured	12,000	49,000
Treasury notes purchased	—	(33,019)
Net cash provided by investing activities	10,319	15,281
Cash flows from financing activities:
Repayment of debt	(107)	(65)
Proceeds from debt	—	3,000
Payment of preferred dividends and return of capital	(5,275)	(4,406)
Proceeds from sale of common stock, net of registration fees	34,003	21,533
Net cash provided by financing activities	28,621	20,062
Effects on cash from changes in foreign currency rates	(2)	4
Net increase in cash and cash equivalents	8,847	16,513
Cash and cash equivalents-beginning of period	51,415	20,467
Cash and cash equivalents-end of period	$60,262	$36,980
Supplemental cash flow disclosures:
Cash interest paid	$156	$66
Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$550	$707
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$84	$58
Accrued sale of common stock, cash received in subsequent period	$30,000	$—
Adjustment for modification of redeemable preferred stock of subsidiary	$—	$8,987
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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of April 30, 2012 have been included. All intercompany accounts and transactions have been eliminated.

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

Concentrations
We contract with a concentrated number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the six months ended April 30, 2012 and 2011 included POSCO Energy (“POSCO”), which is a related party and owns approximately 17 percent of the outstanding common shares of the Company, Logan Energy, Inc., the U.S. Government and BioFuels Energy, LLC.

The percent of consolidated revenues from each customer is presented below.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2012	2011
POSCO Energy	72%	58%
Logan Energy, Inc.	6%	—%
BioFuels Energy, LLC	—%	15%
U. S. government (primarily the Department of Energy)	6%	8%
Combined	84%	81%
Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. There were no subsequent events requiring disclosure.

Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net loss	$(8,363)	$(20,008)	$(14,377)	$(31,015)
Foreign currency translation adjustments	—	2	(2)	4
Comprehensive loss	$(8,363)	$(20,006)	$(14,379)	$(31,011)

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
In May 2011, the FASB issued new guidance that clarifies and changes some fair value measurement principles and disclosure requirements. Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement, should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this new guidance did not have a material impact on our financial statements or disclosures.

Recent Accounting Guidance Not Yet Effective
In June 2011, the FASB issued guidance that eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders' equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is required to adopt this update in the first quarter of fiscal year 2013. The adoption of this accounting guidance will impact our financial statement presentation and is not expected to have a material impact on our financial position, results of operation or disclosures.
In December 2011, the FASB issued guidance to enhance a financial statement user's ability to understand the effects of netting arrangements on an entity's financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance also includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this accounting guidance is not expected to have a material impact on our financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy's (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa is a private company founded in 2001 that is developing advanced SOFC systems for various stationary and mobile applications. We have a 39 percent ownership interest and account for Versa under the equity method of accounting. We recognize our share of the income or losses as income/(loss) from equity investments on the consolidated statements of operations. The carrying value of our investment in and loans to Versa was approximately $9.9 million as of April 30, 2012 and $10.5 million as of October 31, 2011.

Note 4. Investments in U.S. Treasury Securities
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at April 30, 2012 and October 31, 2011:

	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
U.S. government obligations
As of April 30, 2012	$—	$—	$—	$—
As of October 31, 2011	$12,016	$14	$—	$12,030

Note 5. Inventories
The components of inventory at April 30, 2012 and October 31, 2011 consisted of the following:

	April 30, 2012	October 31, 2011
Raw materials	$17,791	$18,303
Work-in-process (1)	34,895	21,798
Net Inventory	$52,686	$40,101

(1)
Work-in-process includes the standard components of inventory that are used to build the typical modules or stack components that are intended to be used in future power plant orders. Included in Work-in-process as of April 30, 2012 is $7.5 million of completed standard components ready to be incorporated into power plants and deployed upon receipt of customer orders.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks, which are subcomponents of a power plant. Work in process also includes costs related to modules which have not yet been dedicated to a particular commercial customer contract.

Raw materials and work in process are net of valuation reserves of approximately $2.4 million and $2.6 million at April 30, 2012 and October 31, 2011, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 6. Accounts Receivable
Accounts receivable at April 30, 2012 and October 31, 2011 consisted of the following:

	April 30, 2012	October 31, 2011
U.S. Government:
Amount billed	$135	$52
Unbilled recoverable costs	1,222	1,012
	1,357	1,064
Commercial Customers:
Amount billed	12,835	10,330
Unbilled recoverable costs	2,844	10,556
	15,679	20,886
	$17,036	$21,950

We bill customers for power plant and module sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Included in Commercial Customers accounts receivable are amounts due from POSCO of $8.9 million and $7.1 million at April 30, 2012 and October 31, 2011, respectively. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.5 million and $0.6 million at April 30, 2012 and October 31, 2011, respectively.

Note 7. Other Assets, net
Other assets, net at April 30, 2012 and October 31, 2011 consisted of the following:

	April 30, 2012	October 31, 2011
Long-term stack residual value (1)	$16,023	$15,092
Other (2)	1,123	1,199
Other Assets, net	$17,146	$16,291

(1)
Relates to stack replacements performed under the Company's long-term service agreements. The cost of the stack replacement is recorded as a long term asset and is depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack is expensed at the time of restack. Accumulated depreciation was $5.3 million and $2.4 million for the periods ended April 30, 2012 and October 31, 2011, respectively.

(2)	Includes security deposits, notes receivable and interest receivable.

Note 8. Accrued Liabilities
Accrued liabilities at April 30, 2012 and October 31, 2011 consisted of the following:

	April 30, 2012	October 31, 2011
Accrued payroll and employee benefits (1)	$3,690	$4,672
Accrued contract and operating costs (2)	25	88
Reserve for product warranty cost (3)	1,244	1,134
Reserve for long-term service agreement costs (4)	10,692	11,096
Reserve for B1200 repair and upgrade program (5)	4,863	7,949
Accrued taxes, legal, professional and other (6)	3,229	1,955
	$23,743	$26,894

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

(3)
Activity in the reserve for product warranty costs for the six months ended April 30, 2012 included additions for estimates of potential future warranty obligations of $0.5 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $0.4 million as contracts progress through the warranty period or are beyond the warranty period.

(4)
As of April 30, 2012, the loss reserve on service agreement contracts totaled $8.5 million compared to $8.9 million as of October 31, 2011. Also included in this line item is a reserve for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance totaled $2.2 million as of April 30, 2012 and October 31, 2011.

(5)	For the six months ended April 30, 2012, the Company incurred actual repair and upgrade costs of approximately $2.9 million.

(6)	Balance includes accrued sales, use and payroll taxes as well as accrued legal, professional and other expenses as of the end of the period.

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

Share-based compensation reflected in the consolidated statements of operations for the three and six months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Cost of product sales and revenues	$77	$260	$216	$403
Cost of research and development contracts	16	52	37	71
General and administrative expense	160	485	457	891
Research and development expense	49	29	132	241
Total share-based compensation	$302	$826	$842	$1,606

The following table summarizes stock option activity for the six months ended April 30, 2012:

	Number of options	Weighted average option price ($)
Outstanding at October 31, 2011	3,320,558	8.25
Granted	342,293	1.28
Cancelled	(377,325)	12.42
Outstanding at January 31, 2012	3,285,526	7.05

As of April 30, 2012, there were 3,230,016 RSAs outstanding with a weighted average per share fair value of $0.84. There were 1,939,940 RSA's granted during the six months ended April 30, 2012 and forfeitures totaled 42,247 during this period.

For the six months ended April 30, 2012, 92,668 shares were issued under the ESPP at a per share cost of $0.91. There were 774,373 shares of common stock reserved for issuance under the ESPP as of April 30, 2012.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Shareholders’ Equity (Deficit)
Changes in shareholders’ equity (deficit)
Changes in shareholders’ equity (deficit) were as follows for the six months ended April 30, 2012:

	Total Shareholders’ Equity (Deficit)	Noncontrolling interest	Total Equity (Deficit)
Balance at October 31, 2011	$(13,451)	$(924)	$(14,375)
Sale of Common Stock and related fees	64,003	—	64,003
Share-based compensation	843	—	843
Common stock issued in settlement of prior year bonus obligation	550	—	550
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	(70)	—	(70)
Preferred dividends – Series B	(1,601)	—	(1,601)
Effect of foreign currency translation	(2)	—	(2)
Net loss	(14,235)	(142)	(14,377)
Balance at April 30, 2012	$36,037	$(1,066)	$34,971

 Common Stock Sales
On March 27, 2012, the Company completed a public offering of 23.0 million shares of common stock, including 3.0 million shares sold pursuant to the full exercise of an over-allotment option previously granted to the underwriters. All shares were offered by the Company at a price of $1.50 per share. Total net proceeds to the Company were approximately $32.0 million.
On April 30, 2012, POSCO Energy purchased, and the Company issued, 20.0 million shares of common stock at a price of $1.50 per share for proceeds of $30.0 million. The amount due was recorded as a receivable as of April 30, 2012. The cash payment was subsequently received on May 2, 2012.
The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company's outstanding Series I and Series B preferred shares. During the six months ended April 30, 2012, we sold 2,012,306 shares of the Company's common stock on the open market and raised approximately $2.0 million, net of fees.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012		2011
Numerator
Net loss	$(8,363)	$(20,008)	$(14,377)		$(31,015)
Net loss attributable to noncontrolling interest	71	52	142		121
Modification of redeemable preferred stock of subsidiary	—	(8,987)	—		(8,987)
Preferred stock dividend	(801)	(800)	(1,601)		(1,600)
Net loss to common shareholders	$(9,093)	$(29,743)	$(15,836)		$(41,481)
Denominator
Weighted average basic common shares	150,013,074	125,009,180	144,830,437		119,963,394
Effect of dilutive securities (1)	—	—	—		—
Weighted average diluted common shares	150,013,074	125,009,180	144,830,437	—	119,963,394
Basic loss per share	$(0.06)	$(0.24)	$(0.11)		$(0.35)
Diluted loss per share (1)	$(0.06)	$(0.24)	$(0.11)		$(0.35)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive, as the strike prices are above current market price. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At April 30, 2012 and 2011, there were options to purchase 3.3 million and 4.9 million shares of common stock, respectively. There were outstanding warrants for the right to purchase 10.2 million shares as of April 30, 2012 and 2011, respectively. Refer to our Annual Report on Form 10-K for the year ended October 31, 2011 for information on our convertible preferred stock.

Note 12. Commitments and Contingencies
We have pledged approximately $11.3 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2012, outstanding letters of credit totaled $9.0 million. These expire on various dates through April 2017.

Note 13. Preferred Stock
At April 30, 2012 and October 31, 2011, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $1.6 million were paid in cash for the six month periods ended April 30, 2012 and 2011, respectively. Pursuant to the terms of the agreement, starting this quarter, quarterly scheduled payments on the Series 1 preferred share obligation decreased to Cdn.$0.3 million.

Series 1 Preferred Shares
As of April 30, 2012 and October 31, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$13.8 million ($14.1 million USD) and Cdn.$16.6 million ($16.7 million USD), respectively, and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. The Company made its scheduled return of capital and dividend payments of $3.7 million (Cdn.$3.8 million) during the first six months ended April 30, 2012.

Derivative liability related to Series 1 Preferred Shares
The aggregate fair value of the derivatives related to the Series 1 Preferred shares which are included within long-term debt and other liabilities on the consolidated balance sheets as of April 30, 2012 and October 31, 2011 was $0.6 million.

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
With fully commercialized ultra-clean fuel cell power plants and decades of experience in the industry, we are well positioned to grow our installed base of power plants. Our plants are operating in more than 50 locations worldwide and have generated more than one billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 90,000 average size U.S. homes for one year. Our installed base and backlog is approximately 180 megawatts (MW).
Our diverse and growing customer base includes major electric utility companies, municipalities, universities, government entities and businesses in a variety of commercial and industrial enterprises. Our leading geographic markets are South Korea and the United States and we are actively pursuing expanding opportunities in Asia, Europe and Canada.
We service the power plants for a substantial number of customers we have globally under long term service agreements. We monitor and operate the power plants around the clock from our technical assistance center located at our Danbury, Connecticut headquarters. We have an extensive service network of FuelCell Energy technicians that provide on-site service and maintenance.
Recent Developments

Korean Market Developments
The Company announced memorandum of agreements with POSCO Energy for a 120 MW multi-year order and for executing a cell licensing agreement to enable local manufacturing of cell components. Execution of these agreements are expected by the end of the third quarter of fiscal year 2012.

The Company and POSCO also entered into a modification to accelerate deliveries under the existing 70 MW order. Under the revised terms, an additional 1.4 MW of fuel cell kits will be delivered monthly for a total of 4.2 MW per month, beginning in July 2012. The original terms called for the delivery of 2.8 MW of fuel cell kits monthly beginning in October 2011 and through October 2013. With the acceleration of deliveries, the 70 MW order will conclude in April 2013 at which time deliveries are expected to begin under the new 120 MW order of fuel cell kits. The expected 120 MW order, provides a base level of production from POSCO Energy of approximately 40 MW per year through 2016 at the Company's production facility in Torrington, Connecticut.
Under expected terms of the new cell licensing agreement. POSCO Energy will manufacture Direct FuelCell components in Korea in a facility which it will own. POSCO Energy will provide the land and building in Pohang, South Korea for the manufacturing facility along with all necessary funding for construction and daily operation of the facility. POSCO Energy will pay an up-front licensing fee and an on-going royalty. This agreement will have multiple benefits for both FuelCell Energy and POSCO Energy.   Production in South Korea will improve responsiveness for meeting demand under the Renewable Portfolio Standard.  The Company would not need to invest capital for Asian market development but would benefit from market expansion by receiving a royalty payment from POSCO Energy for each power plant sold, with an expected multi-year royalty.  Establishing a second source of supply for fuel cell modules mitigates a risk factor for prospective customers evaluating long term fuel cell power plant projects that include scheduled replacement stacks.  Increased production volume, whether in the USA or South Korea, will reduce the cost of DFC plants, further spurring adoption.

European Market Developments
The Company plans to develop and grow the European market utilizing a variable cost model that minimizes capital investment by leveraging relationships to establish market access, obtaining local fuel cell stacking and conditioning capacity at no cost, and gaining access to research and development resources. As the market develops and supports the business, employment will expand with the hiring of sales, service and manufacturing employees.

FuelCell Energy Solutions GmbH (FCES), a German company, will develop the market for stationary fuel cell power plants in Europe for commercial, industrial, and utility scale applications. FCES is acquiring select assets from MTU Friedrichshafen GmbH (MTU), a subsidiary of Tognum AG and a former partner of the Company. The select assets include fuel cell component inventory and fuel cell manufacturing equipment of the former MTU Onsite Energy GmbH Fuel Cell Systems in Ottobrunn, Germany, which was merged with MTU. Parties to the agreement include FuelCell Energy, FCES, MTU, and Fraunhofer IKTS (Institute for Ceramic Technologies and Systems). Under the agreement, MTU will contribute fuel cell related intellectual property and assets to Fraunhofer IKTS and FCES in order effectively transition out of the business. Fraunhofer IKTS will become a minority owner in FuelCell Energy Solutions by June 30, 2012 and will share its fuel cell intellectual property with the joint venture, as well as its R&D and materials science expertise and relationships with government and industry.

Initially, fuel cell power plant components will be shipped from the USA to meet European demand. As local assembly capabilities are developed in Germany, fuel cell component kits will be shipped from the USA for stacking in Germany with sourcing of balance of plant from European suppliers that meet pricing and quality standards.

Common Stock Sales
The Company completed two equity offerings in the second quarter of 2012 to strengthen the balance sheet and further enable growth of the business. On March 27, 2012, the Company completed a public offering of 23.0 million shares of common stock including 3.0 million shares sold pursuant to the full exercise of an over-allotment option previously granted to the underwriters. All shares were offered by the Company at a price of $1.50 per share. Total net proceeds to the Company were approximately $32.0 million. On April 30, 2012, POSCO Energy purchased, and the Company issued, 20.0 million shares of common stock at a price of $1.50 per share for proceeds of $30.0 million. The amount due was recorded as a receivable as of April 30, 2012. The cash payment was subsequently received on May 3, 2012.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended April 30, 2012 and April 30, 2011
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30,		Change
	2012	2011	$	%
Revenues:
Product sales and revenues	$22,111	$26,673	$(4,562)	(17)
Research and development contracts	2,042	1,934	108	6
Total	$24,153	$28,607	$(4,454)	(16)
Cost of revenues:
Product sales and revenues	$22,081	$37,460	$(15,379)	(41)
Research and development contracts	1,871	2,017	(146)	(7)
Total	$23,952	$39,477	$(15,525)	(39)
Gross profit (loss):
Gross profit (loss) from product sales and revenues	$30	$(10,787)	$10,817	(100)
Gross profit (loss) from research and development contracts	171	(83)	254	(306)
Total	$201	$(10,870)	$11,071	(102)
Product Sales Cost-to-revenue ratio (1)	1.00	1.40		(29)

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.
Total revenues for the three months ended April 30, 2012 decreased $4.5 million, or 16 percent to $24.2 million from $28.6 million during the same period last year. Total cost of revenues for the three months ended April 30, 2012 decreased $15.5 million, or 39 percent to $24.0 million from $39.5 million during the same period last year. A discussion of the change in product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues decreased $4.6 million, or 17 percent in the second quarter 2012 to $22.1 million compared to $26.7 million for the prior year period. Product sales and revenues for the second quarter of 2012 included $14.3 million of revenue from power plants and fuel cell kits, $4.4 million primarily from power plant component sales and site engineering and construction services, and $3.5 million of revenue from services and power purchase agreements. Decreases in revenue are the result of decreased order flow in the U.S. market and lower production volumes compared to the prior year. The Company made adjustments to reduce production levels in mid-April 2012 to align with contractual delivery dates and is currently in the process of raising production levels to meet increased second half demand. Further changes to the production rate will be dictated by the pace of order flow in the U.S. and European markets.
Cost of product sales and revenues decreased $15.4 million, or 41 percent, in the second quarter 2012 to $22.1 million compared from $37.5 million in the same period the prior year. In the prior year, the Company incurred a charge of $8.8 million for the previously disclosed B1200 repair and upgrade program. Gross profit for product sales and revenues is $0.03 million compared to a gross loss of $10.8 million in the prior quarter of 2011 primarily due to cost reduction efforts including manufacturing and supply chain efficiencies and the charge as mentioned above for the B1200 repair and upgrade program. The product cost-to-revenue ratio was 1.00-to-1.00 in the second quarter of 2012 compared to 1.40-to-1.00 in the second quarter of 2011. The comparable cost ratio in the prior year, excluding the B1200 campaign was 1.08-to-1.00.
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
Total product sales and service backlog as of April 30, 2012 was $167.6 million compared to $135.5 million as of April 30, 2011. Product order backlog was $89.3 million and $60.4 million as of April 30, 2012 and 2011, respectively. Product order backlog as of April 30, 2012 totaled 52.4 megawatts (MW) of power plants and fuel cell kits. During the quarter we shipped 9.6 MW. Backlog for long-term service agreements was $78.4 million and $75.1 million as of April 30, 2012 and 2011, respectively. The 120 MW order commitment with POSCO Energy is under a memorandum of agreement and was not included in backlog as of April 30, 2012.
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. Refer to Note 1 of notes to consolidated financial statements for more information on customer concentrations.
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreements, and our customers may seek to renegotiate the terms of current agreements or renewals. In addition, as these contracts are completed, we may not be able to replace them. The loss of, or reduction in sales to, one or more of our larger customers could have a material adverse affect on our business, financial condition and results of operations.
Research and development contract revenues
Research and development contract revenue increased $0.1 million to $2.0 million for the three months ended April 30, 2012 compared to $1.9 million for the same period in 2011. Cost of research and development contracts decreased $0.1 million to $1.9 million for the three months ended April 30, 2012 compared to $2.0 million during the same period in 2011. The decrease in revenue was due to lower research activities over the prior period primarily related to the solid oxide fuel cell development program with the U.S. Department of Energy (DOE). Gross profit was $0.2 for the three months ended April 30, 2012 compared to a gross loss of $0.1 million for the same period in 2011 as a result of the level of cost share we are required to contribute.
The Company’s research and development backlog totaled $12.1 million ($6.3 million funded) as of April 30, 2012 compared to $15.2 million ($3.9 million funded) as of April 30, 2011. The increase is primarily due to SECA Phase III program award.
Administrative and selling expenses
Administrative and selling expenses were $4.0 million for the three months ended April 30, 2012 compared to $4.5 million for the same period in 2011. Administrative and selling expenses were lower primarily due to lower overall salary expense, sales and marketing costs and stock based compensation, compared to the prior year period.

Research and development expenses
Research and development expenses were $4.0 million for the three months ended April 30, 2012 a decrease of $0.5 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects by our engineering staff during the period which is classified as cost of sales.
Loss from operations
Loss from operations decreased to $7.8 million for the three months ended April 30, 2012 compared to $19.8 million for the same period last year. The decrease in loss from operations is primarily due a charge in the prior year quarter of approximately $8.8 million for the B1200 repair and upgrade program, improved margins on product sales, as well as lower administrative and selling expenses and research and development expenses.

Interest Expense
Interest expense, decreased to $0.6 million for the three months ended April 30, 2012 compared to $0.9 million for the same period in 2011. The interest expense is due to the modification of the redeemable preferred stock of subsidiary in March 2011. Amortization of the carrying value of this instrument post-modification is recorded as interest expense on the consolidated statement of operations. The decrease in interest expense is a result of the lower outstanding principal balance.
As of April 30, 2012 the current amount of the redeemable preferred stock obligation of subsidiary totaled $1.1 million and the long term amount totaled $13.0 million. For the three months ended April 30, 2012, interest expense totaled approximately $0.5 million.
Income (loss) from equity investment
Our share of equity loss from our investment in Versa Power Systems, Inc. (“Versa”) was $0.2 million for the three months ended April 30, 2012 compared to income of $0.1 million for the three months ended April 30, 2011. The higher loss is due to Versa’s cost share requirements on certain contracts with activity in the second quarter of 2012. Versa’s income or loss fluctuates based upon which research contracts it performs activity on in a particular period and its cost share requirements on those contracts.
License fee and royalty income
License fee income for each of the three months ended April 30, 2012 and 2011 was $0.4 million. The license fee income for both periods represents the license fee and royalty income earned from POSCO.
Other income (expense), net
Other income (expense), net, was other expense of $0.4 million for the three months ended April 30, 2012 compared to other income of $0.2 million for the same period in 2011 primarily due to foreign exchange losses recorded.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.5 million for the three months ended April 30, 2011.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (redeemable preferred stock obligation of subsidiary) and as such amortization of this instrument post-modification is recorded as interest expense.

Benefit (provision) for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended April 30, 2012 our benefit for income taxes was $0.1 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for our U.S. federal or state net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for each of the quarters ended April 30, 2012 and 2011 was $0.1 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the quarters ended April 30, 2012 and 2011.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock. For the quarters ended April 30, 2012 and 2011, net loss to common shareholders was $9.1 million and $29.7 million, respectively, and loss per common share was $0.06 and $0.24, respectively.

Comparison of Six Months Ended April 30, 2012 and April 30, 2011
Revenues and Costs of revenues
Our revenues and cost of revenues for the six months ended April 30, 2012 and 2011 were as follows:

	Six Months Ended April 30,		Change
	2012	2011	$	%
Revenues:
Product sales and revenues	$51,711	$52,433	$(722)	(1)
Research and development contracts	3,779	4,254	(475)	(11)
Total	$55,490	$56,687	$(1,197)	(2)
Cost of revenues:
Product sales and revenues	$49,741	$65,519	$(15,778)	(24)
Research and development contracts	3,444	4,354	(910)	(21)
Total	$53,185	$69,873	$(16,688)	(24)
Gross profit (loss):
Gross profit (loss) from product sales and revenues	$1,970	$(13,086)	$15,056	(115)
Gross profit (loss) from research and development contracts	335	(100)	435	(435)
Total	$2,305	$(13,186)	$15,491	(117)
Product Sales Cost-to-revenue ratio (1)	0.96	1.25		(23)

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.
Total revenues for the six months ended April 30, 2012 decreased $1.2 million, or 2 percent to $55.5 million from $56.7 million during the same period last year. Total cost of revenues for the six months ended April 30, 2012 decreased $16.7 million, or 24 percent to $53.2 million from $69.9 million during the same period last year. A discussion of the change in product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues decreased $0.7 million, or 1 percent during the six months ended April 30, 2012 to $51.7 million compared to $52.4 million for the prior year period. Product sales and revenues for the six months ended April 30, 2012 included $35.2 million of revenue from power plants and fuel cell kits, $9.7 million primarily from power plant component sales and site engineering and construction services, and $6.9 million of revenue from services and power purchase agreements.
Cost of product sales and revenues decreased $15.8 million, or 24 percent, for the six months ended April 30, 2012 to $49.7 million compared to $65.5 million in the same period the prior year. This decrease is primarily due to the inclusion in the prior year of an $8.8 million charge for the B1200 repair and upgrade program and cost reduction efforts including manufacturing and supply chain efficiencies. Gross profit for product sales and revenues is $2.0 million compared to a gross loss of $13.1 million in the prior year period primarily due to cost reduction efforts including manufacturing and supply chain efficiencies as well as the absence of the cost of the B1200 repair and upgrade program. The product cost-to-revenue ratio was .96-to-1.00 for the six months ended April 30, 2012 compared to 1.25-to-1.00 in the same period in the prior year. The comparable cost ratio in the prior year, excluding the B1200 campaign was 1.08-to-1.00.
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
Total product sales and service backlog as of April 30, 2012 was $167.6 million compared to $135.5 million as of April 30,

2011. Product order backlog was $89.3 million and $60.4 million as of April 30, 2012 and 2011, respectively. Product order backlog as of April 30, 2012 totaled 52.4 megawatts (MW) of power plants and fuel cell kits. During the six months ended April 30, 2012, we shipped 20.8 MW. Backlog for long-term service agreements was $78.4 million and $75.1 million as of April 30, 2012 and 2011, respectively.
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. Refer to Note 1 of notes to consolidated financial statements for more information on customer concentrations.
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. In addition, as these contracts are completed, we may not be able to replace them. The loss of, or reduction in sales to, one or more of our larger customers, could have a material adverse affect on our business, financial condition and results of operations.
Research and development contract revenues
Research and development contract revenue decreased $0.5 million to $3.8 million for the six months ended April 30, 2012 compared to $4.3 million for the same period in 2011. Cost of research and development contracts decreased $0.9 million to $3.4 million for the six months ended April 30, 2012 compared to $4.4 million during the same period in 2011. The decrease in revenue was due to lower research activities over the prior period primarily related to the solid oxide fuel cell development program with the U.S. Department of Energy (DOE). Gross profit was $0.3 for the six months ended April 30, 2012 compared to a gross loss of $0.1 million for the same period in 2011 as a result of the level of cost share we are required to contribute.
The Company’s research and development backlog totaled $12.1 million ($6.3 million funded) as of April 30, 2012 compared to $15.2 million ($3.9 million funded) as of April 30, 2011. The increase in the funded backlog is primarily due to SECA Phase III program award.
Administrative and selling expenses
Administrative and selling expenses were $7.8 million for the six months ended April 30, 2012 compared to $8.5 million for the same period in 2011. Administrative and selling expenses were lower primarily due to lower overall salary expense, sales and marketing costs and stock based compensation, compared to the prior year period.

Research and development expenses
Research and development expenses were $7.7 million for the six months ended April 30, 2012, a decrease of $1.0 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects by our engineering staff during the period which is classified as cost of sales.
Loss from operations
Loss from operations decreased to $13.2 million for the six months ended April 30, 2012 compared to $30.4 million for the same period last year. The decrease in loss from operations is primarily due a charge in the prior year period of approximately $8.8 million for the B1200 repair and upgrade program, improved margins on product sales, as well as lower administrative and selling expenses and research and development expenses.
Interest Expense
Interest expense, increased to $1.2 million for the six months ended April 30, 2012 compared to $1.0 million for the same period in 2011. The increase in interest expense is due to the modification of the redeemable preferred stock of subsidiary in March 2011. Amortization of the carrying value of this instrument post-modification is recorded as interest expense on the consolidated statement of operations.
As of April 30, 2012 the current amount of the redeemable preferred stock obligation of subsidiary totaled $1.1 million and the long term amount totaled $13.0 million. For the six months ended April 30, 2012, interest expense totaled approximately $1.0 million.
Income (loss) from equity investment
Our share of equity loss from our investment in Versa Power Systems, Inc. (“Versa”) was $0.5 million for the six months ended

April 30, 2012 compared to a loss of $0.1 million for the six months ended April 30, 2011. The higher loss is due to Versa’s cost share requirements on certain contracts with activity during the six months ended April 30, 2012. Versa’s income or loss fluctuates based upon which research contracts it performs activity on in a particular period and its cost share requirements on those contracts.
License fee and royalty income
License fee income for each of the six months ended April 30, 2012 and 2011 was $0.8 million. The license fee income for both periods represents the license fee and royalty income earned from POSCO.
Other income (expense), net
Other income (expense), net, was other expense, net of $0.2 million for the six months ended April 30, 2012 compared to other income of $0.2 million for the same period in 2011 due to foreign exchange losses recorded.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.5 million for the six months ended April 30, 2011.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (redeemable preferred stock obligation of subsidiary) and as such amortization of this instrument post-modification is recorded as interest expense.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the six months ended April 30, 2012 our provision for income taxes was $0.1 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for our U.S. federal or state net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the six months ended April 30, 2012 and 2011 was $0.1 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $1.6 million for the six months ended April 30, 2012 and 2011.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock. For the six months ended April 30, 2012 and 2011, net loss to common shareholders was $15.8 million and $41.5 million, respectively, and loss per common share was $0.11 and $0.35, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. We estimate that we can achieve profitability at an annual production rate of 80 MW to 90 MW based on current sales mix. Annual production capacity at our manufacturing facility is up to 90 MW with full utilization under its current configuration. Actual results will depend on product mix, volume, future service costs and market pricing.

Our annualized production rate was 53 MW on an annualized basis during the first six months of fiscal year 2012. Our current manufacturing capacity is up to 90 MW and we expect to invest approximately $3 million to $5 million for upgrades and maintenance of production assets during fiscal year 2012. The Company expects to generate gross profit from product sales and revenues with production volumes in excess of 50 MW on an annualized basis. Increasing annual order volume and reduced product costs are expected to reduce annual cash use and we expect positive cash flows and net income profitability at an annual production rate of 80 - 90 MW. The Company has achieved gross margin breakeven at a production rate of 50 MW to 55 MW annually. The expected 120 MW POSCO Energy order, combined with scheduled re-stacks of existing power plant installations that are currently under long term service agreements, provides a base level of production of approximately 50 MW per year through 2016 at the Company's production facility in Torrington, Connecticut. EBITDA (earnings before interest, taxes, depreciation and amortization) breakeven is expected with annual production volume of approximately 80 MW. Based on cost reduction trends and greater clarity around anticipated order volume, the Company expects to reach positive quarterly cash flow by late 2013 or early 2014 as measured by EBITDA. Order flow is expected to accelerate based on the expected closure of projects currently under discussion with prospective customers and project finance investors as well as opportunities arrising from the execution of strategic initiatives. As order flow dictates, the Company will ramp production to meet demand.
An expanded cell license agreement would have multiple benefits for both FuelCell Energy and POSCO Energy. Production in South Korea will improve responsiveness for meeting demand under the Renewable Portfolio Standard. The Company will avoid capital investment for Asian market development and benefits from market expansion by receiving a royalty payment from POSCO Energy for each power plant sold, with an expected multi-year royalty term. Establishing a second source of supply for fuel cell modules mitigates a risk factor for prospective customers evaluating long term fuel cell power plant porjects that include scheduled replacement stacks. Increased production volume, whether in the USA or South Korea will reduce the cost of DFC plants, further spurring market adoption.
As demand develops beyond the combined capacity of the Company and POSCO, we have the ability to further expand production capacity at our Torrington facility to approximately 150 MW. This expansion will require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain manufacturing operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that an expansion to 150 MW will require additional capital investments of $30 to $40 million, although this expansion may occur in stages depending on the level of market demand.
In addition to cash flows from operations, we may also pursue raising capital through a combination of; (i) equity or strategic investments, (ii) debt financing; with improving operating results as the business grows, the Company expects to have access to the debt markets to finance capital expansion and (iii) potential local or state Government loans or grants in return for manufacturing job creation. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans. We anticipate that our existing capital resources, together with anticipated order, revenues and cash flows, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled $60.3 million as of April 30, 2012 compared to $63.4 million as of October 31, 2011. Substantially all of the Company’s cash and cash equivalents is located in the U.S. The positive change in cash, cash equivalents and investments for the first six months of 2012 was $8.8 million compared to net use of $20.3 million in the first six months of 2011. Production was reduced in mid-April resulting in an average run rate of 53MW for the first six months of fiscal year 2012. As of April 30, 2012, there was approximately $7.5 million of completed standard components ready to be incorporated into power plants. Future commercial orders and deployment of this inventory is expected to drive cash receipts from progress payments on such contracts. First quarter cash use includes the scheduled Series 1 preferred share return of capital and dividend payment on December 31, 2011 of Cdn.$3.5 million. Starting with the second quarter of 2012, quarterly scheduled payments on the Series 1 preferred share obligation decreased to Cdn.$0.3 million.
Cash and cash equivalents as of April 30, 2012 was $60.3 million compared to $51.4 million as of October 31, 2011. The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $30.1 million during the first six months of 2012 compared to $18.8 million used in operating activities during the first six months of 2011. The increase in operating cash use compared to the prior year six month period is a result of the increase in inventory of $12.6 million as discussed above under Cash Flows, a decrease in deferred revenue of $10.2 million and a decrease in accrued liabilities of $2.7 million primarily related to the B1200 repair and upgrade program. These were partially offset by a decrease in accounts receivable of $4.9 million on the timing of customer milestone payments.

Investing Activities – Net cash provided by investing activities was $10.3 million during the six months of 2012 compared to net cash provided by investing activities of $15.3 million during the first six months of 2011. The net cash provided by investing activities was mainly due to the net maturity of U.S treasuries during the first six months of 2012 of $12.0 million which compares to a net maturity of U.S. treasuries of $16.0 million during the first six months 2011. During the first six months of 2012, the Company purchased capital equipment totaling $1.7 million.
Financing Activities – Net cash provided by financing activities was $28.6 million during the first six months of 2012 compared to net cash provided by financing activities of $20.1 million in the prior year period. The net cash provided during the first six of 2012 included proceeds from the routine sale of common stock of $2.0 million and net proceeds from the public offering of 23.0 million shares of common stock of $32.0 million offset by return of capital and dividend payments on the Series 1 and Series B preferred share obligations of $5.3 million. Cash provided by financing activities for the first six months of 2011 included proceeds from the sale of common stock of $21.5 million and proceeds from debt of $3.0 million, offset by principal repayment and dividend payments of $4.4 million.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of April 30, 2012 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$57,728	$56,010	$1,718	$—	$—
Series 1 Preferred obligation (2)	15,008	1,245	2,490	2,490	8,784
Term loans (principal and interest)	4,387	1,001	411	454	2,520
Capital and operating lease commitments (3)	2,887	953	1,634	300	—
Revolving Credit Facility (4)	4,000	4,000	—	—	—
Series B Preferred dividends payable (5)
Totals	$84,010	$63,209	$6,253	$3,244	$11,304

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(2)
On March 31, 2011, the Company entered into an agreement with Enbridge, Inc. (“Enbridge”) to modify the Class A Cumulative Redeemable Exchangeable Preferred Share Agreement (the “Series 1 Preferred Share Agreement”). The terms of the Series 1 preferred share agreement require payments of (i) an annual amount of Cdn$500,000 for dividends and (ii) an amount of Cdn.$750,000 as return of capital payments payable in cash. These payments commenced on March 31, 2011 and will end on December 31, 2020. Dividends accrue at a 1.25% quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends (inclusive of the Cdn.$12.5 million unpaid dividend balance as of the modification date) at a rate of 1.25% per quarter, compounded quarterly. On December 31, 2020 the amount of all accrued and unpaid dividends on the Class A Preferred Shares of Cdn$21.1 million and the balance of the principal redemption price of Cdn.$4.4 million will be due to the holders of the Series 1 preferred shares. The Company has the option of making dividend payments in the form of common stock or cash under terms outlined in the preferred share agreement. For purposes of preparing the above table, the final balance of accrued and unpaid dividends due December 31, 2020 of Cdn.$21.1 million is assumed to be paid in the form of common stock and not included in this table.

(3)	Future minimum lease payments on capital and operating leases.

(4)
The amount represents the amount outstanding as of April 30, 2012 on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is April 3, 2013. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At April 30, 2012, we had an outstanding balance of $3.6 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.
Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of April 30, 2012, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.8 million as of April 30, 2012.

We have pledged approximately $11.3 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2012, outstanding letters of credit totaled $9.0 million. These expire on various dates through April 2017.
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
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2012, research and development sales backlog totaled $12.1 million, of which $6.3 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.02 million and $0.1 million as of April 30, 2012 and October 31, 2011, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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
Revenue from service agreement contracts is generally recorded ratably over the term of the contract, as our performance of routine monitoring and maintenance under these contracts are generally expected to be incurred on a straight-line basis. Should a stack replacement become necessary under a contract that was not previously included within our contract cost estimates, if the customer agrees at the time of a restack to return the stack to the Company at the end of the service agreement term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life, in which case we would record the remaining contract revenue ratably over the remaining contract term. If the Company does not obtain rights to title from the customer upon a restack, the cost of the stack is expensed, and revenue recognition is adjusted to reflect the cumulative effect of the change in contract cost estimates caused by the required restack. For contracts where we expect to have a restack at some point during the term of the contract (generally contracts in excess of five years), the costs of contract performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the contract value related to the stack replacement is deferred and is recognized upon such stack replacement event.
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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of April 30, 2012 and October 31, 2011, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.2 million and $1.1 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees which based on historical fleet performance totaled $2.2 million as of April 30, 2012 and October 31, 2011.

The Company provides for reserves on all service agreements when the estimated future stack replacement and service costs are estimated to exceed the remaining contract value. This includes power plants with our legacy 3-year stack design. We expect the replacement of these older 3-year stack designs to continue into mid-2012. Reserve estimates for future costs on service agreements are determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on service agreements and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of April 30, 2012, our reserve on service agreement contracts totaled $8.5 million compared to $8.9 million as of October 31, 2011.
At the end of our service agreement contracts, customers are expected to either renew the contract or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where the customer agrees at the time of a restack to return the stack to the Company at the end of the service agreement term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack which is not recoverable is expensed. As of April 30, 2012, the total remaining stack value was $16.0 million compared to $15.1 million as of October 31, 2011. As of April 30, 2012, accumulated depreciation on this asset category totaled approximately $5.3 million compared to $2.4 million at October 31, 2011.
During the second quarter of fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. In the fourth quarter of fiscal 2011, the Company reduced its estimate of future costs under this program by $0.5 million recorded as a benefit to cost of product sales and revenues. As of April 30, 2012, the reserve balance was $4.9 million compared to $7.9 million as of October 31, 2011. The decrease in the reserve balance was a result of actual repair and upgrade costs incurred totaling $2.9 million.
The Company has completed more than 90 percent of the repair activities related to the program. The remaining reserve balance is primarily related to modules which will be deployed as field replacements during 2012. The program remains on schedule with an expected conclusion by early summer 2012.

Share-Based Compensation
We account for restricted stock awards (RSA’s) based on the closing market price of the Company’s common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $0.8 million and $1.6 million for the six month periods ending April 30, 2012 and 2011, respectively.
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

Certain transactions involving the Company's beneficial ownership occurred during the six months ended April, 30, 2012 which may result in a stock ownership change for the purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We are in the process of completing a study to determine if any of our NOL and credit carryovers will be subject to limitation. We completed a detailed Section 382 study in fiscal 2011 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of October 31, 2011 under Section 382.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance
In May 2011, the FASB issued new guidance that clarifies and changes some fair value measurement principles and disclosure requirements. Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement, should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this new guidance did not have a material impact on our financial statements or disclosures.

Recent Accounting Guidance Not Yet Effective

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
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At April 30, 2012, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at April 30, 2012, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of April 30, 2012, less than one percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2012 and October 31, 2011 was $0.6 million,. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants
We hold warrants for the right to purchase an additional 4,830 shares of Versa’s common stock. The fair value of the warrants at April 30, 2012 and October 31, 2011 was $0.2 million. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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
1.1
Underwriting Agreement, dated as of March 22, 2012, among FuelCell Energy, Inc., Lazard Capital Markets LLC, Stifel, Nicolaus & Company, Incorporated and FBR Capital Markets & Co. (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 22, 2012)

10.1	Securities Purchase Agreement dated April 30, 2012 (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated May 2, 2012)
10.59	FuelCell Energy, Inc. Amended & Restated 2010 Equity Incentive Plan (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 21, 2012)
10.61	Export loan agreement dated April 3, 2012, between the Company and JPMorgan Chase Bank, N.A.
10.62	Borrower Agreement dated April 3, 2012, between the Company and JPMorgan Chase Bank, N.A.
10.64	Promissory Note dated April 3, 2012, between the Company and JPMorgan Chase Bank, N.A.
10.67
Employment Agreement, dated March 21, 2012 and effective as of January 1, 2012, between FuelCell Energy, Inc. and Anthony Rauseo, Chief Operating Officer (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 21, 2012)

10.68
Employment Agreement, dated March 21, 2012 and effective as of January 1, 2012, between FuelCell Energy, Inc. and Michael Bishop, Chief Financial Officer (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 21, 2012)

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 8, 2012.

FUELCELL ENERGY, INC.
(Registrant)
June 8, 2012	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
1.1
Underwriting Agreement, dated as of March 22, 2012, among FuelCell Energy, Inc., Lazard Capital Markets LLC, Stifel, Nicolaus & Company, Incorporated and FBR Capital Markets & Co. (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 22, 2012)

10.1	Securities Purchase Agreement dated April 30, 2012 (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated May 2, 2012)
10.59	FuelCell Energy, Inc. Amended & Restated 2010 Equity Incentive Plan (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 21, 2012)
10.61	Export loan agreement dated April 3, 2012, between the Company and JPMorgan Chase Bank, N.A.
10.62	Borrower Agreement dated April 3, 2012, between the Company and JPMorgan Chase Bank, N.A.
10.64	Promissory Note dated April 3, 2012, between the Company and JPMorgan Chase Bank, N.A.
10.67
Employment Agreement, dated March 21, 2012 and effective as of January 1, 2012, between FuelCell Energy, Inc. and Anthony Rauseo, Chief Operating Officer (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 21, 2012)

10.68
Employment Agreement, dated March 21, 2012 and effective as of January 1, 2012, between FuelCell Energy, Inc. and Michael Bishop, Chief Financial Officer (incorporated by reference to exhibit of the same number contained in the Company's Form 8-K dated March 21, 2012)

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