Form 10-Q
period 2012-07-31
FUELCELL ENERGY INC
filed 2012-09-07
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding at September 5, 2012: 185,870,084

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	July 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$73,766	$51,415
Investments — U.S. treasury securities	—	12,016
Accounts receivable, net	20,240	21,950
Inventories	48,995	40,101
Other current assets	6,084	7,466
Total current assets	149,085	132,948
Property, plant and equipment, net	22,450	23,925
Investment in and loans to affiliate	9,826	10,466
Other assets, net	15,672	16,291
Total assets	$197,033	$183,630
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,126	$5,056
Accounts payable	10,871	14,143
Accounts payable due to affiliate	324	104
Accrued liabilities	20,454	26,894
Deferred revenue	50,380	64,114
Preferred stock obligation of subsidiary	1,071	3,854
Total current liabilities	88,226	114,165
Long-term deferred revenue	6,250	7,000
Long-term preferred stock obligation of subsidiary	12,893	12,878
Long-term debt and other liabilities	4,028	4,105
Total liabilities	111,397	138,148
Redeemable preferred stock (liquidation preference of $64,020 at July 31, 2012 and October 31, 2011)	59,857	59,857
Total Equity (Deficit):
Shareholders’ equity (deficit)
Common stock ($.0001 par value); 275,000,000 shares authorized; 185,864,074 and 138,400,497 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively.	18	13
Additional paid-in capital	751,519	687,857
Accumulated deficit	(725,493)	(701,336)
Accumulated other comprehensive (loss) income	(65)	15
Treasury stock, Common, at cost (5,679 shares at July 31, 2012 and October 31, 2011)	(53)	(53)
Deferred compensation	53	53
Total shareholders’ equity (deficit)	25,979	(13,451)
Noncontrolling interest in subsidiaries	(200)	(924)
Total equity (deficit)	25,779	(14,375)
Total liabilities and equity (deficit)	$197,033	$183,630
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2012	2011
Revenues (1):
Product sales and revenues	$27,569	$29,382
Research and development contracts	2,124	1,778
Total revenues	29,693	31,160
Costs of revenues:
Cost of product sales and revenues	30,321	29,133
Cost of research and development contracts	2,110	1,890
Total costs of revenues	32,431	31,023
Gross (loss) profit	(2,738)	137
Operating expenses:
Administrative and selling expenses	4,580	3,578
Research and development expenses	3,193	3,918
Total costs and expenses	7,773	7,496
Loss from operations	(10,511)	(7,359)
Interest expense	(544)	(847)
Loss from equity investment	(42)	(94)
License fee and royalty income	422	499
Other income (expense), net	656	(29)
Loss before benefit for income taxes	(10,019)	(7,830)
Benefit for income taxes	9	—
Net loss	(10,010)	(7,830)
Net loss attributable to noncontrolling interest	88	76
Net loss attributable to FuelCell Energy, Inc.	(9,922)	(7,754)
Preferred stock dividends	(800)	(800)
Net loss to common shareholders	$(10,722)	$(8,554)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.06)	$(0.07)
Basic and diluted weighted average shares outstanding	185,906,834	126,923,550

See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations (Unaudited) (Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2012	2011
Revenues (1):
Product sales and revenues	$79,280	$81,815
Research and development contracts	5,903	6,032
Total revenues	85,183	87,847
Costs of revenues:
Cost of product sales and revenues	80,062	94,652
Cost of research and development contracts	5,554	6,244
Total costs of revenues	85,616	100,896
Gross loss	(433)	(13,049)
Operating expenses:
Administrative and selling expenses	12,346	12,082
Research and development expenses	10,932	12,662
Total costs and expenses	23,278	24,744
Loss from operations	(23,711)	(37,793)
Interest expense	(1,749)	(1,829)
Loss from equity investment	(554)	(149)
License fee and royalty income	1,258	1,287
Other income (expense), net	438	173
Loss before redeemable preferred stock of subsidiary	(24,318)	(38,311)
Accretion of redeemable preferred stock of subsidiary	—	(525)
Loss before provision for income taxes	(24,318)	(38,836)
Provision for income taxes	(69)	(9)
Net loss	(24,387)	(38,845)
Net loss attributable to noncontrolling interest	230	197
Net loss attributable to FuelCell Energy, Inc.	(24,157)	(38,648)
Adjustment for modification of redeemable preferred stock of subsidiary	—	(8,987)
Preferred stock dividends	(2,401)	(2,400)
Net loss to common shareholders	$(26,558)	$(50,035)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.17)	$(0.41)
Basic and diluted weighted average shares outstanding	158,548,998	122,306,465

See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(24,387)	$(38,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,517	2,049
Loss from equity investment	554	149
Accretion of redeemable preferred stock of subsidiary	—	525
Depreciation	4,174	4,813
Amortization of bond premium and interest expense on Series 1 Preferred	1,536	1,784
Other non-cash transactions	(191)	114
Decrease (increase) in operating assets:
Accounts receivable	1,725	1,221
Inventories	(8,894)	(5,328)
Other assets	2,147	(10,209)
Increase (decrease) in operating liabilities:
Accounts payable	(3,052)	5,080
Accrued liabilities	(5,892)	9,320
Deferred revenue	(14,484)	11,316
Net cash used in operating activities	(45,247)	(18,011)
Cash flows from investing activities:
Capital expenditures	(2,646)	(1,175)
Convertible loan to affiliate	—	(600)
Treasury notes matured	12,000	49,000
Treasury notes purchased	—	(33,019)
Net cash provided by investing activities	9,354	14,206
Cash flows from financing activities:
Repayment of debt	(127)	(232)
Proceeds from debt	—	2,600
Proceeds received for noncontrolling interest in subsidiary	954	—
Payment of preferred dividends and return of capital	(6,506)	(9,994)
Proceeds from sale of common stock, net of registration fees	64,003	22,440
Net cash provided by financing activities	58,324	14,814
Effects on cash from changes in foreign currency rates	(80)	4
Net increase in cash and cash equivalents	22,351	11,013
Cash and cash equivalents-beginning of period	51,415	20,467
Cash and cash equivalents-end of period	$73,766	$31,480
Supplemental cash flow disclosures:
Cash interest paid	$229	$115
Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$550	$707
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$84	$125
Adjustment for modification of redeemable preferred stock of subsidiary	$—	$8,987
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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of July 31, 2012 have been included. All intercompany accounts and transactions have been eliminated.

The Company formed a Germany entity, FuelCell Energy Solutions, GmbH (FCES) in the fourth quarter of fiscal 2011 to facilitate business development in Europe. FCES is a joint venture with the Company owning 75%. Fraunhofer IKTS (Fraunhofer) contributed $1.0 million for their 25% ownership interest in the third quarter of 2012. FCES is consolidated in the financial statements of the Company, including the related noncontrolling interest.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet as of October 31, 2011 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2011, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements ("SA"), allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Concentrations
We contract with a concentrated number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the three and nine months ended July 31, 2012 and 2011 included POSCO Energy (“POSCO”), which is a related party and owns approximately 17 percent of the outstanding common shares of the Company as of July 31, 2012, BioFuels Energy, LLC, UTS BioEnergy, LLC and the U.S. Government.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The percent of consolidated revenues from each customer is presented below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
POSCO Energy	72%	34%	72%	49%
BioFuels Fuel Cells, LLC	1%	19%	—%	16%
UTS BioEnergy, LLC	—%	15%	2%	6%
U.S. Government	9%	6%	7%	7%
Combined	82%	74%	81%	78%

Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements. There were no subsequent events requiring disclosure.

Comprehensive Loss
Comprehensive loss for the periods presented was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Net loss	$(10,010)	$(7,830)	$(24,387)	$(38,845)
Foreign currency translation adjustments	(78)	—	(80)	4
Comprehensive loss	$(10,088)	$(7,830)	$(24,467)	$(38,841)

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Equity investments

Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy's (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa is a private company founded in 2001 that is developing advanced SOFC systems for various stationary and mobile applications. We have a 39 percent ownership interest and account for Versa under the equity method of accounting. We recognize our share of the income or losses as income/(loss) from equity investments on the consolidated statements of operations. The carrying value of our investment in and loans to Versa was approximately $9.8 million as of July 31, 2012 and $10.5 million as of October 31, 2011.

Note 4. Investments in U.S. Treasury Securities
We classify our investments as held-to-maturity and record them at amortized cost. These investments consist entirely of U.S. treasury securities. The following table summarizes the amortized cost basis and fair value (based on quoted market prices) at July 31, 2012 and October 31, 2011:

	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
U.S. government obligations
As of July 31, 2012	$—	$—	$—	$—
As of October 31, 2011	$12,016	$14	$—	$12,030

Note 5. Inventories
The components of inventory at July 31, 2012 and October 31, 2011 consisted of the following:

	July 31, 2012	October 31, 2011
Raw materials	$18,642	$18,303
Work-in-process (1)	30,353	21,798
Net Inventory	$48,995	$40,101

(1)
Work-in-process includes the standard components of inventory that are used to build the typical modules or stack components that are intended to be used in future power plant orders. Included in Work-in-process as of July 31, 2012 is $9.9 million of completed standard components ready to be incorporated into power plants and deployed upon receipt of customer orders.

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

Raw materials and work in process are net of valuation reserves of approximately $3.5 million and $2.6 million at July 31, 2012 and October 31, 2011, respectively. An inventory charge was recorded in the amount of $1.1 million during the three months ended July 31, 2012 for older generation balance of plant components.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 6. Accounts Receivable
Accounts receivable at July 31, 2012 and October 31, 2011 consisted of the following:

	July 31, 2012	October 31, 2011
U.S. Government:
Amount billed	$371	$52
Unbilled recoverable costs	1,142	1,012
	1,513	1,064
Commercial Customers:
Amount billed	13,381	10,330
Unbilled recoverable costs	5,346	10,556
	18,727	20,886
	$20,240	$21,950

We bill customers for power plant and module kit sales based on certain milestones being reached. We bill the U.S. government for research and development contracts based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Included in Commercial Customers accounts receivable are amounts due from POSCO of $11 million and $7.1 million at July 31, 2012 and October 31, 2011, respectively. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.5 million and $0.6 million at July 31, 2012 and October 31, 2011, respectively.

Note 7. Other Assets, net
Other assets, net at July 31, 2012 and October 31, 2011 consisted of the following:

	July 31, 2012	October 31, 2011
Long-term stack residual value (1)	$14,530	$15,092
Other (2)	1,142	1,199
Other Assets, net	$15,672	$16,291

(1)
Relates to stack replacements performed under the Company's service agreements. The cost of the stack replacement is recorded as a long term asset and is depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack is expensed at the time of restack. Accumulated depreciation was $6.9 million and $2.4 million for the periods ended July 31, 2012 and October 31, 2011, respectively.

(2)	Includes security deposits, notes receivable and interest receivable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 8. Accrued Liabilities
Accrued liabilities at July 31, 2012 and October 31, 2011 consisted of the following:

	July 31, 2012	October 31, 2011
Accrued payroll and employee benefits (1)	$3,396	$4,672
Accrued contract and operating costs (2)	44	88
Reserve for product warranty cost (3)	1,197	1,134
Reserve for service agreement costs (4)	9,429	11,096
Reserve for B1200 repair and upgrade program (5)	4,365	7,949
Accrued taxes, legal, professional and other (6)	2,023	1,955
	$20,454	$26,894

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts.

(3)
Activity in the reserve for product warranty costs for the nine months ended July 31, 2012 included additions for estimates of potential future warranty obligations of $0.5 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $0.4 million as contracts progress through the warranty period or are beyond the warranty period.

(4)
As of July 31, 2012, the loss reserve on service agreement contracts totaled $6.9 million compared to $8.9 million as of October 31, 2011. Also included in this line item is a reserve for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance totaled $2.5 million and $2.2 million as of July 31, 2012 and October 31, 2011, respectively.

(5)	For the nine months ended July 31, 2012, the Company incurred actual repair and upgrade costs of approximately $3.6 million.

(6)	Balance includes accrued sales, use and payroll taxes as well as accrued legal, professional and other expenses as of the end of the period.

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

Share-based compensation reflected in the consolidated statements of operations were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Cost of product sales and revenues	$153	$201	$369	$604
Cost of research and development contracts	29	34	66	105
General and administrative expense	416	98	873	989
Research and development expense	76	108	208	349
Total share-based compensation	$674	$441	$1,516	$2,047

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes stock option activity for the nine months ended July 31, 2012:

	Number of options	Weighted average option price ($)
Outstanding at October 31, 2011	3,320,558	8.25
Granted	342,293	1.28
Cancelled	(506,045)	11.42
Outstanding at July 31, 2012	3,156,806	7.05

As of July 31, 2012, there were 3,151,022 RSAs outstanding with a weighted average per share fair value of $1.60. There were 1,939,940 RSA's granted during the nine months ended July 31, 2012 and forfeitures totaled 83,929 during this period.

For the nine months ended July 31, 2012, 223,687 shares were issued under the ESPP at a per share cost of $0.90. There were 774,373 shares of common stock reserved for issuance under the ESPP as of July 31, 2012.

Note 10. Shareholders’ Equity (Deficit)
Changes in shareholders’ equity (deficit)
Changes in shareholders’ equity (deficit) were as follows for the nine months ended July 31, 2012:

	Total Shareholders’ Equity (Deficit)	Noncontrolling interest	Total Equity (Deficit)
Balance at October 31, 2011	$(13,451)	$(924)	$(14,375)
Sale of Common Stock and related fees	64,003	—	64,003
Share-based compensation	1,517	—	1,517
Common stock issued in settlement of prior year bonus obligation	550	—	550
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	(2)	—	(2)
Sale of noncontrolling interest in subsidiary	—	954	954
Preferred dividends – Series B	(2,401)	—	(2,401)
Other comprehensive loss - foreign currency translation adjustments	(80)	—	(80)
Net loss	(24,157)	(230)	(24,387)
Balance at July 31, 2012	$25,979	$(200)	$25,779

 Common Stock Sales
On March 27, 2012, the Company completed a public offering of 23 million shares of common stock, including 3 million shares sold pursuant to the full exercise of an over-allotment option previously granted to the underwriters. All shares were offered by the Company at a price of $1.50 per share. Total net proceeds to the Company were approximately $32.0 million.
On April 30, 2012, POSCO Energy purchased, and the Company issued, 20 million shares of common stock at a price of $1.50 per share for proceeds of $30.0 million. The cash payment was subsequently received on May 2, 2012.
The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company's outstanding Series I and Series B preferred shares. During the nine months ended July 31, 2012, we sold 2,012,306 shares of the Company's common stock on the open market and raised approximately $2 million, net of fees.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Numerator
Net loss	$(10,010)	$(7,830)	$(24,387)	$(38,845)
Net loss attributable to noncontrolling interest	88	76	230	197
Modification of redeemable preferred stock of subsidiary	—	—	—	(8,987)
Preferred stock dividend	(800)	(800)	(2,401)	(2,400)
Net loss to common shareholders	$(10,722)	$(8,554)	$(26,558)	$(50,035)
Denominator
Weighted average basic common shares	185,906,834	126,923,550	158,548,998	122,306,465
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	185,906,834	126,923,550	158,548,998	122,306,465
Basic loss per share	$(0.06)	$(0.07)	$(0.17)	$(0.41)
Diluted loss per share (1)	$(0.06)	$(0.07)	$(0.17)	$(0.41)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive, as the strike prices are above current market price. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At July 31, 2012 and 2011, there were options to purchase 3.2 million and 3.9 million shares of common stock, respectively. There were outstanding warrants for the right to purchase 10.2 million shares as of July 31, 2012 and 2011, respectively. Refer to our Annual Report on Form 10-K for the year ended October 31, 2011 for information on our convertible preferred stock.

Note 12. Commitments and Contingencies
We have pledged approximately $11.3 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2012, outstanding letters of credit totaled $9 million. These expire on various dates through April 2017.

Note 13. Preferred Stock
At July 31, 2012 and October 31, 2011, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $2.4 million were paid in cash for the nine months ended July 31, 2012 and 2011, respectively.

Series 1 Preferred Shares
As of July 31, 2012 and October 31, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$14 million ($14 million USD) and Cdn.$16.6 million ($16.7 million USD), respectively, and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. The Company made its scheduled return of capital and dividend payments of $4.1 million (Cdn.$4.1 million) during the first nine months ended July 31, 2012. Pursuant to the terms of the agreement, beginning in the quarter ended April 30, 2012, quarterly scheduled payments on the Series 1 preferred share obligation decreased to Cdn.$0.3 million.

Derivative liability related to Series 1 Preferred Shares
The aggregate fair value of the derivatives related to the Series 1 Preferred shares which are included within long-term debt and other liabilities on the consolidated balance sheets as of July 31, 2012 and October 31, 2011 was $0.7 million and $0.6 million, respectively.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements ("SA"), allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2011 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are a leading integrated fuel cell company with a growing global presence. We design, sell, manufacture, install and service ultra-clean, highly efficient stationary fuel cell power plants for distributed baseload power generation. Our power plants offer scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges.
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

We service the power plants for a substantial number of customers we have globally under SA's. We monitor and operate the power plants around the clock from our technical assistance center located at our Danbury, Connecticut headquarters. We have an extensive service network of FuelCell Energy technicians that provide on-site service and maintenance.
Recent Developments
Korean Market Developments
The Company previously announced memorandum of agreements with POSCO Energy for a 120 MW multi-year order and for executing a cell licensing agreement to enable local manufacturing of cell components. Active negotiations are continuing for both the order and the licensing agreement and the Company expects to conclude negotiations and execute agreements for the 120 MW order and the cell licensing agreement within calendar year 2012.
The Company and POSCO Energy entered into a modification to accelerate deliveries under POSCO Energy's existing 70 MW order in May 2012. Under the revised terms, 4.2 MW of fuel cell kits are being delivered monthly, concluding in April 2013.
European Market Developments
The Company formed a Germany entity, FuelCell Energy Solutions, GmbH (FCES) in the fourth quarter of fiscal 2011 to facilitate business development in Europe. FCES is a joint venture with the Company owning 75%. Fraunhofer IKTS (Fraunhofer) contributed $1.0 million for their 25% ownership interest in the third quarter of 2012. FCES is consolidated in the financial statements of the Company, including the related noncontrolling interest.
Common Stock Sales
The Company completed the previously announced $30 million investment by POSCO Energy. Under the terms of the agreement, POSCO Energy purchased 20,000,000 shares of common stock at a price of $1.50 per share for proceeds of $30 million. These proceeds were received on May 3, 2012. This investment brings POSCO Energy's common stock ownership percentage in the Company to approximately 17%.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended July 31, 2012 and July 31, 2011
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended July 31, 2012 and 2011 were as follows:

	Three Months Ended July 31,		Change
	2012	2011	$	%
Revenues:
Product sales and revenues	$27,569	$29,382	$(1,813)	(6)
Research and development contracts	2,124	1,778	346	19
Total	$29,693	$31,160	$(1,467)	(5)
Cost of revenues:
Product sales and revenues	$30,321	$29,133	$1,188	4
Research and development contracts	2,110	1,890	220	12
Total	$32,431	$31,023	$1,408	5
Gross profit (loss):
Gross profit (loss) from product sales and revenues	$(2,752)	$249	$(3,001)	(1,205)
Gross profit (loss) from research and development contracts	14	(112)	126	(113)
Total	$(2,738)	$137	$(2,875)	(2,099)
Product Sales Cost-to-revenue ratio (1)	1.10	0.99		11
 (1) Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.

Total revenues for the three months ended July 31, 2012 decreased $1.5 million, or 5 percent to $29.7 million from $31.2 million during the same period last year. Total cost of revenues for the three months ended July 31, 2012 increased $1.4 million, or 5 percent to $32.4 million from $30.0 million during the same period last year. A discussion of the change in product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues decreased $1.8 million, or 6 percent in the third quarter 2012 to $27.6 million compared to $29.4 million for the prior year period. Product sales and revenues for the third quarter of 2012 included $17.8 million of revenue from power plants and fuel cell kits, $3.2 million primarily from power plant component sales and site engineering and construction services, and $6.6 million of revenue from services and power purchase agreements. Decreases in revenue are the result of decreased order flow in the U.S. market compared to the prior year. The decrease in revenue for the current period was partially offset by an increase in kit revenue due to the acceleration of kit deliveries. In addition, service revenue increased $3.9 million over the prior year period due to a larger fleet and revenue recognition for stack replacements in conjunction with service agreement extensions. The Company made adjustments to reduce production levels in mid-April 2012 to align with contractual delivery dates. Production levels were at 45 megawatts (MW) during the third quarter of 2012. Further changes to the production rate will be dictated by the pace of order flow in the U.S., European and Asian markets.
Cost of product sales and revenues increased $1.2 million, or 4 percent, in the third quarter 2012 to $30.3 million compared to $29.1 million in the same period the prior year. Gross loss for product sales and revenues is $2.8 million compared to a gross profit of $0.2 million in the prior quarter of 2011 primarily due to lower absorbed overhead on a reduced production rate and an inventory charge was recorded in the amount of $1.1 million during the three months ended July 31, 2012 for an older generation balance of plant components. The product cost-to-revenue ratio was 1.10 to-1.00 in the third quarter of 2012 compared to .99-to-1.00 in the third quarter of 2011.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and fuel cell kits to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and costs to service power plants for customers with SA's (including maintenance and stack replacement costs incurred during the period and amortization of deferred stack assets) and power purchase agreement (PPA) operating costs.
Total product sales and service backlog as of July 31, 2012 was $158.2 million compared to $230.6 million as of July 31, 2011. Product order backlog was $75.7 million and $152.9 million as of July 31, 2012 and 2011, respectively. Product order backlog as of July 31, 2012 totaled 42.9 MW of power plants and fuel cell kits. During the nine months ended July 31, 2012, we shipped 10.1 MW. Backlog for SA's was $82.5 million and $77.7 million as of July 31, 2012 and 2011, respectively. Backlog does not include the 120 MW memorandum of agreement with POSCO Energy.
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
Research and development contract revenues
Research and development contract revenue increased $0.3 million to $2.1 million for the three months ended July 31, 2012 compared to $1.8 million for the same period in 2011. Cost of research and development contracts increased $0.2 million to $2.1 million for the three months ended July 31, 2012 compared to $1.9 million during the same period in 2011. The increase in revenue was due to the Acupowder program with the U.S. Department of Energy (DOE). Gross profit was $0.01 million for the three months ended July 31, 2012 compared to a gross loss of $0.1 million for the same period in 2011 as a result of the level of cost share we are required to contribute.
The Company’s research and development backlog totaled $13.8 million ($6.1 million funded) as of July 31, 2012 compared to $13.6 million ($2.1 million funded) as of July 31, 2011. The increase in the funded backlog is primarily due to the SECA Phase III program award and the U.S. Navy award for the development and testing of a Hybrid Solid Oxide Fuel Cell Battery power system.

Administrative and selling expenses
Administrative and selling expenses were $4.6 million for the three months ended July 31, 2012 compared to $3.6 million for the same period in 2011. Administrative and selling expenses were higher as compared to the prior year period primarily due to an increase in market development activities related to a number of pending power plant projects in the order pipeline that the Company is working to close and convert to backlog.

Research and development expenses
Research and development expenses were $3.2 million for the three months ended July 31, 2012 a decrease of $0.7 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects by our engineering staff during the period which is classified as cost of sales.
Loss from operations
Loss from operations increased to $10.5 million for the three months ended July 31, 2012 compared to $7.4 million for the same period last year. The increase in loss from operations is primarily due lower margins on product sales, as well as higher administrative and selling expenses offset by lower research and development expenses.
Interest Expense
Interest expense, decreased to $0.5 million for the three months ended July 31, 2012 compared to $0.8 million for the same period in 2011. The interest expense is due to the modification of the redeemable preferred stock of subsidiary in March 2011. Amortization of the carrying value of this instrument post-modification is recorded as interest expense on the consolidated statement of operations. The decrease in interest expense is a result of the lower outstanding principal balance.
As of July 31, 2012 the current amount of the redeemable preferred stock obligation of subsidiary totaled $1.1 million and the long term amount totaled $12.9 million.
Loss from equity investment
Our share of equity loss from our investment in Versa Power Systems, Inc. (“Versa”) was $0.04 million for the three months ended July 31, 2012 compared to a loss of $0.1 million for the three months ended July 31, 2011. The slightly lower loss is due to Versa’s cost share requirements on certain contracts with activity in the third quarter of 2012. Versa’s income or loss fluctuates based upon which research contracts it performs activity on in a particular period and its cost share requirements on those contracts.
License fee and royalty income
License fee income for each of the three months ended July 31, 2012 and 2011 was $0.4 million and $0.5 million, respectively. The license fee income for both periods represents the license fee and royalty income earned from POSCO.
Other income (expense), net
Other income (expense), net, was other income of $0.7 million for the three months ended July 31, 2012 compared to other expense of $0.03 million for the same period in 2011 primarily due to foreign exchange gains recorded and other revenue from scrap sales.
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

Benefit for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended July 31, 2012 our benefit for income taxes was immaterial. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for our U.S. federal or state net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for each of the quarters ended July 31, 2012 and 2011 was $0.1 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the quarters ended July 31, 2012 and 2011.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock. For the quarters ended July 31, 2012 and 2011, net loss to common shareholders was $10.7 million and $8.6 million, respectively, and loss per common share was $0.06 and $0.07, respectively.

Comparison of Nine Months Ended July 31, 2012 and July 31, 2011
Revenues and Costs of revenues
Our revenues and cost of revenues for the nine months ended July 31, 2012 and 2011 were as follows:

	Nine Months Ended July 31,		Change
	2012	2011	$	%
Revenues:
Product sales and revenues	$79,280	$81,815	$(2,535)	(3)
Research and development contracts	5,903	6,032	(129)	(2)
Total	$85,183	$87,847	$(2,664)	(3)
Cost of revenues:
Product sales and revenues	$80,062	$94,652	$(14,590)	(15)
Research and development contracts	5,554	6,244	(690)	(11)
Total	$85,616	$100,896	$(15,280)	(15)
Gross profit (loss):
Gross loss from product sales and revenues	$(782)	$(12,837)	$12,055	(94)
Gross profit (loss) from research and development contracts	349	(212)	561	(265)
Total	$(433)	$(13,049)	$12,616	(97)
Product Sales Cost-to-revenue ratio (1)	1.01	1.16		(13)

(1)	Cost-to-revenue ratio is calculated as cost of product sales and revenues divided by product sales and revenues.
Total revenues for the nine months ended July 31, 2012 decreased $2.6 million, or 3 percent to $85.2 million from $87.8 million during the same period last year. Total cost of revenues for the nine months ended July 31, 2012 decreased $15.3 million, or 15 percent to $85.6 million from $100.9 million during the same period last year. A discussion of the change in product sales and revenues and research and development contracts follows.
Product sales and revenues
Product sales and revenues decreased $2.5 million, or 3 percent during the nine months ended July 31, 2012 to $79.3 million compared to $81.8 million for the prior year period. Product sales and revenues for the nine months ended July 31, 2012 and 2011 included $53.0 million and $63.0 million, respectively, of revenue from power plants and fuel cell kits, $12.9 million and

$10.1 million, respectively, primarily from power plant component sales and site engineering and construction services, and $13.4 million and $8.7 million, respectively, of revenue from services and power purchase agreements.
Cost of product sales and revenues decreased $14.6 million, or 15 percent, for the nine months ended July 31, 2012 to $80.1 million compared to $94.7 million in the same period the prior year. This decrease is primarily due to the inclusion in the prior year of an $8.8 million charge for the B1200 repair and upgrade program and cost reduction efforts including manufacturing and supply chain efficiencies as well as lower cost of product sales and revenues directly related to lower sales volume. Gross loss for product sales and revenues is $0.8 million compared to a gross loss of $12.8 million in the prior year period primarily due to the charge for the B1200 repair and upgrade program and cost reduction efforts including manufacturing and supply chain efficiencies. The product cost-to-revenue ratio was 1.01-to-1.00 for the nine months ended July 31, 2012 compared to 1.16-to-1.00 in the same period in the prior year. The comparable cost ratio in the prior year, excluding the B1200 campaign was 1.05-to-1.00.
Cost of product sales and revenues includes costs to manufacture and ship our power plants and fuel cell kits to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and costs to service power plants for customers with SA's (including maintenance and stack replacement costs incurred during the period and amortization of deferred stack assets) and power purchase agreement (PPA) operating costs.
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
Research and development contract revenues
Research and development contract revenue decreased $0.1 million to $5.9 million for the nine months ended July 31, 2012 compared to $6.0 million for the same period in 2011. Cost of research and development contracts decreased $0.7 million to $5.6 million for the nine months ended July 31, 2012 compared to $6.2 million during the same period in 2011. The decrease in revenue was due to lower research activities over the prior period primarily related to the solid oxide fuel cell development program with the U.S. Department of Energy (DOE). Gross profit was $0.3 million for the nine months ended July 31, 2012 compared to a gross loss of $0.2 million for the same period in 2011 as a result of the level of cost share we are required to contribute.
Administrative and selling expenses
Administrative and selling expenses were $12.3 million for the nine months ended July 31, 2012 compared to $12.1 million for the same period in 2011. Administrative and selling expenses were higher as compared to the prior year period as a result of an increase in market development activities related to a number of pending power plant projects in the order pipeline that the Company is working to close and convert to backlog.

Research and development expenses
Research and development expenses were $10.9 million for the nine months ended July 31, 2012, a decrease of $1.7 million compared to last year’s period as a result of lower overall headcount and increased support of commercial projects by our engineering staff during the period which is classified as cost of sales.
Loss from operations
Loss from operations decreased to $23.7 million for the nine months ended July 31, 2012 compared to $37.8 million for the same period last year. The decrease in loss from operations is primarily due a charge in the prior year period of approximately $8.8 million for the B1200 repair and upgrade program, improved margins on product sales and lower research and development expenses partially offset by higher administrative and selling expenses.

Interest Expense
Interest expense decreased to $1.7 million for the nine months ended July 31, 2012 compared to $1.8 million for the same period in 2011. The interest expense is due to the modification of the redeemable preferred stock of subsidiary in March 2011. Amortization of the carrying value of this instrument post-modification is recorded as interest expense on the consolidated statement of operations. The decrease in interest expense is a result of the lower outstanding principal balance.
As of July 31, 2012 the current amount of the redeemable preferred stock obligation of subsidiary totaled $1.1 million and the long term amount totaled $12.9 million.
Loss from equity investment
Our share of equity loss from our investment in Versa Power Systems, Inc. (“Versa”) was $0.6 million for the nine months ended July 31, 2012 compared to a loss of $0.1 million for the nine months ended July 31, 2011. The higher loss is due to Versa’s cost share requirements on certain contracts with activity during the nine months ended July 31, 2012. Versa’s income or loss fluctuates based upon which research contracts it performs activity on in a particular period and its cost share requirements on those contracts.
License fee and royalty income
License fee income for each of the nine months ended July 31, 2012 and 2011 was $1.3 million. The license fee income for both periods represents the license fee and royalty income earned from POSCO.
Other income (expense), net
Other income (expense), net, was other income, net of $0.4 million for the nine months ended July 31, 2012 compared to other income, net of $0.2 million for the same period in 2011 due to foreign exchange gains recorded and revenues recorded for scrap sales.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.5 million for the nine months ended July 31, 2011.
The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (redeemable preferred stock obligation of subsidiary) and as such amortization of the discount on this instrument post-modification is recorded as interest expense.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the nine months ended July 31, 2012 our provision for income taxes was $0.1 million, which related to South Korean tax obligations. During 2009, we began manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for our U.S. federal or state net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the nine months ended July 31, 2012 and 2011 was $0.2 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $2.4 million for the nine months ended July 31, 2012 and 2011.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest less the preferred stock dividends on the Series B Preferred Stock. For the nine months ended July 31, 2012 and 2011, net loss to common shareholders was $26.6 million and $50.0 million, respectively, and loss per common share was $0.17 and $0.41, respectively.

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
Our annualized production rate was 50.4 MW during the first nine months of fiscal year 2012. Our current manufacturing capacity is up to 90 MW and we have incurred approximately $1.3 million for upgrades and maintenance of production assets during the nine months ended July 31, 2012. The Company expects to generate gross profit from product sales and revenues with production volumes in the range of 50 MW to 55 MW on an annualized basis. Increasing annual order volume and reduced product costs are expected to reduce annual cash use and we expect positive cash flows and net income profitability at an annual production rate of 80 - 90 MW.
The Company's operations are gross margin breakeven at a production rate of 50 MW to 55 MW annually. The expected 120 MW POSCO Energy order, combined with scheduled re-stacks of existing power plant installations that are currently under SA's is expected to provide a base level of production of approximately 50 MW per year through 2016 at the Company's production facility in Torrington, Connecticut. EBITDA (earnings before interest, taxes, depreciation and amortization) breakeven is expected with annual production volume of approximately 80 MW. Based on cost reduction trends and greater clarity around anticipated order volume, the Company expects to reach positive quarterly operating cash flow by late 2013 or early 2014 as measured by EBITDA. Order flow is expected to accelerate based on the expected closure of projects currently under discussion with prospective customers and project finance investors as well as opportunities arising from the execution of strategic initiatives. As order flow dictates, the Company will ramp production to meet demand.
An expanded cell license agreement would have multiple benefits for both FuelCell Energy and POSCO Energy. Production in South Korea will improve responsiveness for meeting demand under the Renewable Portfolio Standard. The Company will avoid capital investment for Asian market development and would benefit from market expansion by receiving a royalty payment from POSCO Energy for each power plant sold, with an expected multi-year royalty term. Establishing a second source of supply for fuel cell modules mitigates a risk factor for prospective customers evaluating long term fuel cell power plant projects that include scheduled replacement stacks. Increased production volume, whether in the USA or South Korea will reduce the cost of DFC plants, further spurring market adoption.
If demand develops beyond the combined capacity of the Company and POSCO, we have the ability to further expand production capacity at our Torrington facility to approximately 150 MW. This expansion would require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain manufacturing operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that an expansion of the Company's Torrington facility to 150 MW would require additional capital investments of $30 to $40 million, although this expansion may occur in stages depending on the level of market demand.
In addition to cash flows from operations, we may also pursue raising capital through a combination of; (i) equity or strategic investments, (ii) debt financing (with improving operating results as the business grows, the Company expects to have access to the debt markets to finance capital expansion) and (iii) potential local or state Government loans or grants in return for manufacturing job creation. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans. We anticipate that our existing capital resources, together with anticipated order, revenues and cash flows, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled $73.8 million as of July 31, 2012 compared to $63.4 million as of October 31, 2011. substantially all of the Company’s cash and cash equivalents is located in the U.S. Excluding net proceeds of $32.3 million from registered direct offerings of common stock and proceeds received from POSCO Energy of $30.0 million for the sale of common stock, net use of cash was $51.8 million for the first nine months of 2012 which compared to net use, excluding net proceeds of $17.8 million from the registered direct offering of common stock and revolver net borrowing of $2.6 million, of $25.4 million in the first nine months of 2011. Production was reduced in mid-April resulting in an average run rate of 50.4 MW for the first nine months of fiscal year 2012 and a rate of 44 MW during the three months ended July 31, 2012. As of July 31, 2012, there was approximately $9.9 million of completed standard components ready to be incorporated into power plants. Future commercial orders and deployment of this inventory is expected to drive cash receipts from progress payments on such contracts. First quarter cash use includes the scheduled Series 1 preferred share return of capital and dividend payment on December 31, 2011 of Cdn.$3.5 million. Starting with the second quarter of 2012, quarterly scheduled payments on the Series 1 preferred share obligation decreased to Cdn.$0.3 million.
Cash and cash equivalents as of July 31, 2012 was $73.8 million compared to $51.4 million as of October 31, 2011. The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $45.2 million during the first nine months of 2012 compared to $18.0 million used in operating activities during the first nine months of 2011. The increase in operating cash use compared to the prior year nine month period is a result of the increase in inventory of $8.9 million including completed standard components as discussed above under Cash Flows, a decrease in deferred revenue of $14.5 million as a result of timing of orders, a decrease in accrued liabilities of $5.9 million primarily related to the B1200 repair and upgrade program and a decrease in accounts payable of $3.1 million primarily as a result of timing of payments. These were partially offset by a decrease in other assets of $2.1 million and a decrease in accounts receivable of $1.7 million on the timing of customer milestone payments.
Investing Activities – Net cash provided by investing activities was $9.4 million during the first nine months of 2012 compared to net cash provided by investing activities of $14.2 million during the first nine months of 2011. The net cash provided by investing activities was mainly due to the net maturity of U.S treasuries during the first nine months of 2012 of $12.0 million which compares to a net maturity of U.S. treasuries of $16.0 million during the first nine months 2011. During the first nine months of 2012, the Company purchased capital equipment totaling $2.6 million.
Financing Activities – Net cash provided by financing activities was $58.3 million during the first nine months of 2012 compared to net cash provided by financing activities of $14.8 million in the prior year period. The net cash provided during the first nine of 2012 included net proceeds from (i) the periodic sale of common stock of $2.0 million, (ii) the public offering of common stock of $32.0 million, (iii) $30.0 million net proceeds from the sale of common stock to POSCO Energy and (iv) $1.0 million received for the sale of a noncontrolling interest in a subsidiary, all offset by return of capital and dividend payments on the Series 1 and Series B preferred share obligations of $6.3 million. Cash provided by financing activities for the first nine months of 2011 included net proceeds from (i) a registered direct stock offering of $17.8 million, (ii) $4.7 million from the periodic sale of common stock and (iii) debt of $2.6 million, all offset by principal repayment and dividend payments of $10.0 million.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2012 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$58,346	$53,961	$4,385	$—	$—
Series 1 Preferred obligation (2)	14,700	1,245	2,490	2,490	8,474
Term loans (principal and interest)	4,358	1,022	416	460	2,460
Capital and operating lease commitments (3)	2,740	982	1,571	187	—
Revolving Credit Facility (4)	4,000	4,000	—	—	—
Series B Preferred dividends payable (5)
Totals	$84,144	$61,210	$8,862	$3,137	$10,934

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents the amount outstanding as of July 31, 2012 on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is April 3, 2013. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

(5)
We are currently paying $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine the period when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75) for 20 trading days during any consecutive 30 trading day period.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At July 31, 2012, we had an outstanding balance of $3.5 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.
Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. As of July 31, 2012, no repayments of principal and interest have been made and we cannot reasonably determine when such repayments will begin. The outstanding balance on this loan, including accrued interest, is $0.8 million as of July 31, 2012.

We have pledged approximately $11.3 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2012, outstanding letters of credit totaled $9.0 million. These expire on various dates through April 2017.
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
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after acceptance of the product. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from one to 20 years. Our standard and most prevalent services agreement term is five years. Currently, the Company has a very limited number of SA's with terms in excess of five years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Also see Critical Accounting Policies and Estimates for additional details.
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2012, research and development sales backlog totaled $13.8 million, of which $6.1 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss reserves, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements ("SA"), share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of long-lived assets, income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are set-forth below.
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants and modules (ii) the sale of component part kits and spare parts to customers, (iii) site engineering and construction services (iv) providing services under SA's, (v) the sale of electricity under power purchase agreements (“PPA”) as well as incentive revenue from the sale of electricity under PPA’s, and (vi) customer-sponsored research and development projects. The Company periodically enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to ensure that consideration under the arrangement is being appropriately allocated to each of the deliverables. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.04 million and $0.1 million as of July 31, 2012 and October 31, 2011, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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
Revenue from service agreement contracts is generally recorded ratably over the term of the SA, as our performance of routine monitoring and maintenance under these SA's are generally expected to be incurred on a straight-line basis. For SA's where we expect to have a restack at some point during the term (generally SA's in excess of five years), the costs of performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the initial value related to the stack replacement is deferred and is recognized upon such stack replacement event. In the event a restack occurs whereby the stack estimated useful life exceeds the remaining contract term and if the customer agrees at the time of a restack to return the stack to the Company at the end of the term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life, in which case we would record the remaining SA revenue ratably over the remaining term. If the Company does not obtain rights to title from the customer upon a restack, the cost of the stack is expensed.
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

Inventory is reviewed to determine if valuation adjustments are required for obsolescence (excess, obsolete, and slow-moving inventory). This review includes analyzing inventory levels of individual parts considering the current design of our products and production requirements as well as the expected inventory needs for maintenance on installed power plants. An inventory charge was recorded in the amount of $1.1 million during the three months ended July 31, 2012 for older generation balance of plant components and used equipment.
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of July 31, 2012 and October 31, 2011, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.2 million and $1.1 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees which based on historical fleet performance totaled $2.5 million and $2.2 million as of July 31, 2012 and October 31, 2011, respectively.
The Company provides for reserves on all SA's when the estimated future stack replacement and service costs are estimated to exceed the remaining contract value. Reserve estimates for future costs on SA's are determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on SA's and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of July 31, 2012, our reserve on service agreement contracts totaled $7.0 million compared to $8.9 million as of October 31, 2011.
At the end of our SA's, customers are expected to either renew the SA or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where we did not expect to have a restack during the term, but a restack was required, if the customer agrees at the time of a restack to return the stack to the Company at the end of the SA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack which is not recoverable is expensed. As of July 31, 2012, the total remaining stack value was $14.5 million compared to $15.1 million as of October 31, 2011. As of July 31, 2012, accumulated depreciation on this asset category totaled approximately $6.9 million compared to $2.4 million at October 31, 2011.
During the second quarter of fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. In the fourth quarter of fiscal 2011, the Company reduced its estimate of future costs under this program by $0.5 million recorded as a benefit to cost of product sales and revenues. As of July 31, 2012, the reserve balance was $4.4 million compared to $7.9 million as of October 31, 2011. The decrease in the reserve balance was a result of actualrepair and upgrade costs incurred totaling $3.6 million.
The Company has substantially completed the repair activities related to the program. The remaining reserve balance is primarily related to modules which are expected to be deployed as field replacements when needed.

Share-Based Compensation
We account for restricted stock awards (RSA’s) based on the closing market price of the Company’s common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $1.5 million and $2.0 million for the nine month periods ended July 31, 2012 and 2011, respectively.
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
Certain transactions involving the Company's beneficial ownership occurred during the nine months ended July 31, 2012 which may result in a stock ownership change for the purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We are in the process of completing a study to determine if any of our NOL and credit carryovers will be subject to limitation. We completed a detailed Section 382 study in fiscal 2011 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of October 31, 2011 under Section 382.

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
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At July 31, 2012, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at July 31, 2012, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of July 31, 2012, five percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2012 and October 31, 2011 was $0.7 million and $0.6 million, respectively. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.
Warrants
As of July 31, 2012, we hold warrants for the right to purchase an additional 2,544 shares of Versa’s common stock. The fair value of these warrants at July 31, 2012 and October 31, 2011 was $0.1 million and $0.2 million, respectively. The fair value was determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. Changes in any of these assumptions would change the fair value of the warrants with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 7, 2012.

FUELCELL ENERGY, INC.
(Registrant)
September 7, 2012	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document