Form 10-K
period 2012-10-31
FUELCELL ENERGY INC
filed 2013-01-15
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $188,490,430 based on the closing sale price of $1.24 as reported on the NASDAQ Global Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 7, 2013
Common Stock, $.0001 par value per share	189,481,834 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Shareholders for the Fiscal Year Ended October 31, 2012 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 2013 (Proxy Statement)	Part III

FUELCELL ENERGY, INC.

Item 1.	BUSINESS
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

Background

Information contained in this report concerning the electric power supply industry and the distributed generation market, our general expectations concerning this industry and this market, and our position within this industry are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of this industry and this market, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the electric power supply industry and the distributed generation market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Item 1A - Risk Factors of this report.

We define distributed generation as small to mid-size (typically 75 megawatts or less) electric generation power plants located at or near the end user. This is contrasted with central generation that we define as large power plants (typically hundreds of megawatts or larger) that deliver electricity to end users through a comprehensive transmission and distribution system.

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

Additional Technical Terms and Definitions
Availability - A measure of the amount of time a system is available to operate, as a fraction of total calendar time. For power generation equipment, an industry standard (IEEE (The Institute of Electrical and Electronics Engineers) 762, “Definitions for Use in Reporting Electric Generating Unit Reliability, Availability and Productivity”) is used to compute availability. “Availability percentage” is calculated as total period hours since commercial acceptance date (mutually agreed upon time period when our Direct FuelCell (DFC) power plants have operated at a specific output level for a specified period of time) less hours not producing electricity due to planned and unplanned maintenance divided by total period hours. Grid disturbances, force majeure events and site specific issues such as a lack of available fuel supply or customer infrastructure repair do not penalize the calculation of availability according to this standard.

Baseload - Consistent power generation that is available to meet electricity demands around-the-clock. This differs from peak or peaking power generation that is designed to be turned on or off quickly to meet sudden changes in electricity demand, or intermittent power generation such as solar or wind.

Carbonate Fuel Cell (CFC) - Carbonate fuel cells, such as the fuel cell power plants produced and sold by FuelCell Energy, are high-temperature fuel cells that use an electrolyte composed of a molten carbonate salt mixture suspended in a porous, chemically inert ceramic-based matrix. CFC's operate at high temperatures, enabling the use of a nickel-based catalyst, a lower cost alternative to precious metal catalysts used in some other fuel cell technologies.

Combined Heat & Power (CHP) - A power plant configuration or mode of operation featuring simultaneous on-site generation from the same unit of fuel of both electricity and heat with the byproduct heat used to produce steam, hot water or heated air for both heating and cooling applications.

Direct FuelCell® (DFC®) - Trademarked product name of FuelCell Energy commercial carbonate fuel cell plants that references the internal reforming process within the fuel cell of a hydrogen-rich fuel source such as natural gas.

Distributed Generation (DG) - Electric power that is generated where it is needed (distributed throughout the power grid) rather than from a central location. Centrally generated power requires extensive transmission networks that require maintenance and experience efficiency losses during transmission while distributed generation does not.

Nitrogen Oxides (NOx) - Generic term for a group of highly reactive gases, all of which contain nitrogen and oxygen in varying amounts. Many of the NOx are colorless and odorless; however they are a major precursor to smog production and acid rain. However, one common pollutant, Nitrogen Dioxide (NO2), along with particles in the air, can often be seen as a reddish-brown layer over many urban areas. NOx form when fuel is burned at high temperatures, as in a combustion process. The primary manmade sources of NOx are motor vehicles, electric utilities, and other industrial, commercial and residential sources that burn fuels.

Particulate Matter - Solid or liquid particles emitted into the air that is generally caused by the combustion of materials or dust generating activities. Particulate matter caused by combustion can be harmful to humans as the fine particles of chemicals, acids and metals may get lodged in lung tissue.

Reforming - Catalytic conversion of hydrocarbon fuel (such as pipeline natural gas or digester gas) to hydrogen-rich gas. The hydrogen-rich gas serves as a fuel for the electrochemical reaction.

Renewable Biogas - Biogas produced in biomass digesters employing bacteria in a heated and controlled oxygen environment. The biogas can be used as a renewable fuel source for Direct FuelCells. Biomass may be generated from municipal wastewater treatment facilities, food or beverage processing, landfills or agricultural waste.

Solid Oxide Fuel Cell (SOFC) -Solid oxide fuel cells (SOFC) use a hard, non-porous ceramic compound as the electrolyte. Solid oxide fuel cells operate at very high temperatures eliminating the need for costly precious-metal catalysts, thereby reducing cost. The high temperature enables internal reforming of the hydrogen rich fuel source.

Sulfur Oxide (SOx) - Sulfur oxide refers to any one of the following: sulfur monoxide, sulfur dioxide (SO2) and sulfur trioxide. SO2 is a byproduct of various industrial processes. Coal and petroleum contain sulfur compounds, and generate SO2 when burned. Sox compounds are particulate and acid rain precursors.

Synthesis Gas - A gas mixture of hydrogen and carbon monoxide generally derived from gasification of coal or other biomass. It can serve as a fuel for the fuel cell after any required fuel clean up.

Item 1.    BUSINESS

Overview

We are a leading integrated fuel cell company with a growing global presence. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed baseload power generation. Our power plants offer scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Initially a research company, FuelCell Energy was founded in Connecticut in 1969 and became a publicly traded company in 1992. We reincorporated in Delaware in 1999 and began selling commercialized fuel cell power plants in 2003.

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

With fully commercialized ultra-clean fuel cell power plants and decades of experience in the industry, we are well positioned to grow our installed base of power plants. Our plants are operating in more than 50 locations worldwide and have generated more than 1.5 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 135,000 average size U.S. homes for one year. Our installed base and steadily growing backlog exceeds 300 megawatts (MW).

Our customer base includes electric utility companies, municipalities, universities, government entities and businesses in a variety of commercial and industrial enterprises. Our leading geographic markets are South Korea and the United States and we are pursuing expanding opportunities in Asia, Europe, and Canada.

Our Direct FuelCell® (DFC®) power plants use a variety of available fuels to produce electricity electrochemically − without combustion − in a process that is highly efficient, quiet and produces virtually no pollutants. DFC power plants generate more power and fewer emissions for a given unit of fuel than combustion-based power generation of a similar size, making them economical and environmentally responsible power generation solutions. In addition to electricity, our DFC power plants produce high quality heat that can be used for heating, cooling and other purposes; when used in Combined Heat and Power (CHP) configurations, system efficiencies can reach up to 90 percent, depending on the application. Unlike intermittent solar and wind power, our DFC power plants operate continuously regardless of geography, weather or time of day.

We service two primary markets: ultra-clean power (fuel cells operating on clean natural gas) and renewable power (fuel cells operating on renewable biogas). Our strategy is to expand globally in the 11 distinct vertical submarkets we have identified and further penetrate our key geographic markets while continuing to reduce product costs and expand our services business created by our increasing installed base of customers. The sale of higher volumes of our products will further reduce costs and increase margins.

Our backlog expanded significantly in fiscal 2012 and our geographic presence broadened substantially, including expansion in Asia and the establishment of a European presence. Our current annual production rate is 56 MW's. We forecast company profitability at an annual production volume in the range of 80 to 90 megawatts. This forecast is based on the expected sales mix between complete power plants and fuel cell kits. The annual production capacity of our manufacturing facility is up to 90 megawatts with full utilization under its current configuration. To achieve profitability, demand for our products needs to continue to increase, our installed fleet needs to operate reliably, and product costs need to continue to decline.

Products

Overview

Our core fuel cell products (Direct FuelCell® or DFC® power plants) offer ultra-clean, highly efficient baseload power generation for customers. Our DFC product line includes the 2.8 MW DFC3000®, the 1.4 MW DFC1500® and the 300 kW DFC300®. Our stationary power plants are scalable for multi-megawatt utility scale applications or on-site power generation for large institutions and industrial applications. We also market multi-megawatt DFC-ERG® (Direct FuelCell Energy Recovery GenerationTM) power plants for use in natural gas pipeline applications and DFC/TurbineTM power plants for large-load users. The DFC-ERG and DFC/Turbine power plants are our highest-efficiency products and are nearly twice as efficient as the average U.S. central generation fossil fuel power plant. Our entire DFC product line is based on one core carbonate fuel cell technology enabling volume based cost reduction and optimal resource utilization.

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

For power plants operating on natural gas, higher fuel efficiency results in lower emissions of carbon dioxide (CO2), a greenhouse gas, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced. The high efficiency of the DFC power plant results in significantly less CO2 per unit of power production compared to the average U.S. fossil fuel power plant. Many government agencies and regulatory bodies classify DFC power plants operating on biogas as carbon neutral due to the renewable nature of the fuel source. Greater efficiency reduces customers' exposure to volatile fuel costs, minimizes operating costs, and provides maximum electrical output from a finite fuel source. DFC power plants achieve electrical efficiencies of 47 percent to 60 percent or higher depending on configuration, location, and application, and up to 90 percent total efficiency in a CHP configuration, depending on the application.

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

Ultra-clean: Our DFC power plants produce electricity electrochemically − without combustion − directly from readily available fuels such as clean natural gas and renewable biogas in a highly efficient process. This process also produces high quality useful heat and water. Due to the absence of combustion, our power plants emit virtually no pollutants such as nitrogen oxide (NOx), sulfur oxide (SOx) or particulate matter (i.e. PM-10). The virtual absence of pollutants facilitates siting the power plants in regions with clean air permitting regulations and is an important public health benefit.

High efficiency: Fuel cells are the most efficient baseload power generation option in their size class, providing the most power from a given unit of fuel. Their high efficiency also reduces carbon emissions compared to less efficient combustion-based power generation.

Combined heat and power: Our power plants provide both electricity and usable high quality heat/steam from the same unit of fuel. The heat can be used for facility heating and cooling or further enhancing the electrical efficiency of the power plant in a combined cycle configuration. When used in Combined Heat and Power (CHP) configurations, system efficiencies can reach up to 90 percent, depending on the application.

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

Scalability: Our DFC power plants are scalable, providing a cost-effective solution to adding power incrementally as demand grows, such as multi-megawatt fuel cell parks supporting the electric grid.

Quiet operation: Because they produce power without combustion and contain very few moving parts, our DFC power plants operate quietly and without vibrations.

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

	Emissions (Lbs. Per MWh)
	NOX	SO2	PM10	CO2	CO2 with CHP
Average U.S. Fossil Fuel Plant	5.06	11.6	0.27	2,031	NA
Microturbine (60 kW)	0.44	0.008	0.09	1,596	520 - 680
Small Gas Turbine	1.15	0.008	0.08	1,494	520 - 680
DFC Power Plant	0.01	0.0001	0.00002	940	520 - 680

Direct FuelCell Technology

Our Direct FuelCell is so named because of its ability to generate electricity directly from a fuel, such as clean natural gas or renewable biogas, by reforming the fuel inside the fuel cell to produce hydrogen. This “one-step” reforming process results in a simpler, more efficient, and cost-effective energy conversion system compared with external reforming fuel cells. Additionally, clean natural gas has an established infrastructure so our products are not dependent on the development of a hydrogen delivery infrastructure.

Our Direct FuelCell operates at approximately 1,200° Fahrenheit. An advantage of high temperature fuel cells is that they do not require the use of precious metal electrodes required by lower temperature fuel cells, such as proton exchange membrane (PEM) and phosphoric acid, and the more expensive metals and ceramic materials required by these lower temperature fuel cells. As a result, we are able to use less expensive catalysts and readily available metals for our power plants. In addition, our DFC fuel cell produces high quality byproduct heat energy (700°F) that can be harnessed for CHP applications using hot water, steam or chiller water to heat or cool buildings.

Fuel cell technologies are classified according to the electrolyte used by each fuel cell type. Our DFC technology utilizes a carbonate electrolyte. Carbonate-based fuel cells offer a number of advantages over other types of fuel cells designed for megawatt-class commercial applications. These advantages include carbonate fuel cells' ability to generate electricity directly from readily available fuels such as clean natural gas or renewable biogas, lower raw material costs as the high temperature of the fuel cell allows for the use of commodity metals rather than precious metals, and high-quality heat suitable for CHP applications. Other fuel cell types that may be used for commercial applications include: 1) phosphoric acid (PAFC), 2) proton exchange membrane (PEM), and 3) solid oxide (SOFC). The following table illustrates industry estimates of the electrical efficiency, operating temperature, expected capacity range and byproduct heat use of the four principal types of fuel cells as well as highlights typical market applications:

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

The electric utilities and IPPs are currently our largest vertical market. The majority of our installed base is in South Korea where our DFC power plants are generating ultra-clean power primarily for the nation's electric grid, with the fuel cells' heat typically being used to heat and cool nearby buildings. Our partner in South Korea is POSCO Energy Co, LTD. (POSCO), a subsidiary of South Korean-based POSCO, one of the world's largest steel manufacturers. To date, POSCO has ordered more than 260 megawatts of DFC power plants, modules and components.

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

Wastewater treatment facilities, food and beverage processors and some agricultural operations produce large quantities of harmful biogas as a byproduct of their operations. Disposing of this greenhouse gas can be harmful to the environment if released into the atmosphere or flared. Our DFC power plants excel at converting this biogas into electricity and heat efficiently and economically. By doing so, they transform waste disposal problems into clean energy solutions for our customers that generate biogas.

The Wastewater vertical market continues to be an attractive segment for our DFC power plants as a result of a strong value proposition. Since our fuel cells operate on the renewable biogas produced by the wastewater treatment process and their heat is used to support daily operations at the wastewater treatment facility, the overall thermal efficiency of these installations can be as high as 90 percent, depending on the application.

In other Renewable Power vertical markets, our DFC power plants are using renewable biogas to produce ultra-clean power for food and beverage processing plants while agriculture and landfill gas represent potential markets for our power generation solutions.

Ownership models
There are three different ownership models utilized by our customer base. First, the end-user of the power may purchase the power plant directly, such as electric utilities or industrial companies. In December 2012, a 14.9 megawatt fuel cell park in Bridgeport, Connecticut was purchased by one of the largest electric utilities in the USA. The second alternative is for an intermediary to own the plant and sell the power and heat to the end user under a long term power purchase agreement (PPA). We have sold a number of power plants to intermediaries that own the plants and sell the power under PPA's to the end user with end users including municipal water treatment facilities and universities. These intermediaries are financial investors interested in attractive long term project finance returns or project developers that raise capital to fund the purchase of the power plants. The third ownership model is the rate-based model with electric utilities owning the power plants and including the plants in their rate base. We have sold power plants to two different electric utilities in California who have sited the plants on university campuses and incorporated the plants into their rate base. The utility sells the power to the university while providing the heat for free as an incentive for locating the utility-owned plant on university property. Typical customers in South Korea are independent power producers who sell power into the grid electricity markets at prices determined by the renewable portfolio standard (RPS) pricing mechanisms. These customers often produce heat for sale to local heat users in addition to the power supplied to the grid.

Distributed Generation
We compete in the growing marketplace for distributed generation. Our DFC power plants are ideal distributed generation solutions that are equally well suited to generating power 1) “on-site” for a variety of customers including commercial and industrial enterprises, municipalities and government entities, where the power plant is installed and the electricity and heat used at the customer's own facilities, and 2) for utility companies in a grid-support role, where the power plant is installed in any suitable location from which it can supply power to the utility's power grid.

On-Site Power: Our DFC power plants generate power efficiently, cleanly and reliably for on-site applications using either clean natural gas or renewable biogas. Customers benefit from improved power reliability and energy security as installing DFC plants reduces reliance on the electric grid. Utilization of the high quality heat produced by the fuel cell in a combined heat and power (CHP) configuration supports economics and sustainability goals by reducing reliance on combustion-based boilers for heat. On-site DFC power plants also help solve waste disposal problems for operations that generate biogas, a greenhouse gas. Wastewater treatment facilities and food and beverage processors use methane, a byproduct of their own processes, to operate fuel cell power plants. This allows them to avoid the release of this greenhouse gas into the atmosphere or to eliminate gas flaring and the use of conventional combustion-based power generation equipment, both of which emit pollutants.

Utility Grid Support: Our DFC power plants are well suited for utility grid-support applications due to their high efficiency, reliability and distributed generation attributes. Our plants are scalable making fuel cell parks practical and economical, such as the previously referenced 14.9 MW fuel cell park in Bridgeport, Connecticut that is under construction, fully operational 10.4 MW and an 11.2 MW fuel cell parks in South Korea that are providing power to the electric grid, and a 59 MW fuel cell park under construction in Hwasung City, South Korea. Fuel cell parks enable electric utilities to add power generation when and where it is needed. Our products are generating power for electric utilities in South Korea and the United States.

Utilities can site our DFC power plants near where power is needed, connecting to the existing distribution network. By producing power near where the power is used, our fuel cells help to ease congestion of the electric grid and can also enable the smart grid via distributed generation combined with the continuous monitoring and operation by our service team. Thus, our products can help reduce investment in new central generation and transmission infrastructure which is costly, difficult to site and expensive to maintain. Deploying our DFC power plants throughout a service territory can also help utility companies comply with government-mandated clean energy regulations and meet air quality standards.

As renewable technologies like wind and solar power are deployed more widely, the need for a clean baseload technology that complements these intermittent sources becomes greater. Our installed base includes a number of locations where our customers use DFC plants for meeting baseload power needs that complements their intermittent wind and/or solar power generation.

Renewable Portfolio Standards (RPSs)

Renewable Portfolio Standards (RPSs) are one market enabler for demand of our DFC power plants, such as the RPS in South Korea.

An RPS is a mechanism designed to promote the adoption of renewable power generation. The RPS may be voluntary or mandated through legislation and generally places the obligation on the suppliers of electricity to generate a specified percentage of their electricity from renewable power sources. Countries (in the case of South Korea) and States (in certain parts of the United States) may also provide incentives or other economic mechanisms to encourage the deployment of qualified technologies under RPS programs which creates a competitive marketplace whereby renewable energy costs are levelized and competitive with cheaper fossil fuel based generation. An RPS may also be structured to promote economic growth through adoption of renewable power generation.

Fuel cells can play a role in meeting RPS clean power mandates by generating highly efficient, clean electricity continuously. Fuel cells operating on renewable biogas meet the requirements of typical RPS programs and many RPS programs include fuel cells operating on natural gas due to the near zero emissions and highly efficient power generation process of fuel cells.

Geographic Markets

We target geographic markets with high energy costs that value clean distributed generation and have regulatory and legislative support for distributed generation along with economic incentives to support the adoption of clean and renewable power generation.

South Korea: The RPS in South Korea took effect at the beginning of 2012, requiring an increase of new and renewable power generation to 10 percent by 2022 from 2 percent in 2012. The program mandates the addition of 0.5 percent of renewable power generation per year through 2016, which equates to approximately 350 megawatts, increasing to 1.0 percent per year through 2022 or approximately 700 megawatts per year. Fuel cells operating on natural gas and biogas qualify under the mandates of the program.

High efficiency fuel cells are an excellent green energy solution for South Korea due to the need to import fuels for power generation, ease of siting in populated areas, and the poor wind and solar profiles of the Korean Peninsula. The South Korean government has made clean distributed generation power sources a priority to support their growing power needs while minimizing additional investment and congestion of the transmission grid. Fuel cells address these needs and have been designated a key economic driver for the country due to their ultra-clean emissions, high efficiency and reliable distributed generation capabilities which will help South Korea achieve its RPS and electricity generation goals.

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

These markets represent a potential for an estimated 76,750 megawatts of renewable power by 2025, according to the Union of Concerned Scientists. Fuel cells using biogas qualify as renewable power generation technology in all of the RPS states in the U.S., and nine states specify that fuel cells operating on natural gas are also eligible for these initiatives in recognition of the high efficiency of fuel cells.

Most of our installed base in the U.S. is located in California and Connecticut, both of which have enacted RPS programs. California enacted legislation in 2010 that increases the clean energy requirement of its state RPS from 20 percent to 33 percent and is developing plans to deploy 12,000 megawatts of distributed generation by 2020. Connecticut's RPS requires utilities to purchase 20 percent of their peak electricity needs, or about 1,000 megawatts, from clean power sources by 2020.

California: In some regions in California, clean air permitting is a significant hurdle to the installation of combustion-based power generation. The low emissions and near-zero pollutant profile of our products facilitates the clean air permitting process. All three of our DFC power plants, including the 2.8 MW DFC3000, 1.4 MW DFC1500 and 300 kW DFC300 have received certification under the California Air Resources Board's distributed generation standards when operating on natural gas and both the DFC1500 and DFC300 are certified for operation on renewable biogas. In the State of California, the CARB 2007 certification allows the local Air Quality Management District to exempt the fuel cell installation from the clean air permitting process which accelerates the approval process. Outside of California, the CARB 2007 certification independently validates the clean air profile of DFC plants.

Programs which benefit fuel cells in California are the Self-Generation Incentive Program (SGIP), a renewable feed in tariff (FIT) program, and a CHP feed-in tariff (CHP FiT) program which were enacted to reduce greenhouse gases and encourage clean distributed generation. Under the SGIP program, qualifying fuel cell projects of up to three megawatts are eligible for incentives of up to $4,250 per kilowatt when operating on renewable biogas and up to $2,250 per kilowatt when operating on clean natural gas. The SGIP program is funded through 2014. Under both FIT programs, excess electricity not used on-site can be sold at a price higher than the normal wholesale power rate. These feed-in tariffs may improve the economics of some fuel cell projects. California's carbon reduction cap and trade program under Assembly Bill AB32 also provides preferential treatment for fuel cells.

The State of California enacted AB32 in late 2012, which is a cap-and-trade program designed to minimize the emission of greenhouse gases. Fuel cells are treated favorably under the program as they are excluded from the compliance obligations of the program , both for fuel cells operating on clean natural gas or renewable biogas. This legislation is expected to drive demand for fuel cell power plants as facilities with combustion based power generation, heating and/or cooling can reduce or eliminate their compliance costs by deploying fuel cells. The first carbon auction under this program occurred in late 2012 and valued carbon credits at approximately $10/ton, a level that attracts attention as it is high enough to favorably impact project economies.

Connecticut: Connecticut has adopted a comprehensive clean energy policy, including a state RPS, designed to increase energy efficiency and expand renewable power and a long-term renewable energy credit (REC) program funded with $300 million over 20 years. The REC program is expected to be more effective in fostering the near-term adoption of clean distributed generation than prior legislation. The State also passed legislation that allows each of the Connecticut electric utilities to own up to 10 MW of renewable power generation, including fuel cells. Prior to this legislation, the utilities owned only transmission and distribution as they were not permitted to own both power generation assets and transmission and distribution.

Our DFC power plants are providing power for food processors, a university, an insurance company data center and government facilities in the state as well as the previously mentioned 14.9 MW fuel Cell park to support the electric grid. As we grow, our company is contributing to the state economy, creating sustainable and good paying jobs in the manufacturing sector as well as research, engineering and administrative jobs.

Canada: Our DFC-ERG (Direct FuelCell Energy Recovery GenerationTM) system, deployed with our partner Enbridge, Inc., is specifically designed for natural gas pressure letdown stations. Natural gas is piped under high pressure over long distances and the pressure must be reduced at letdown stations before it can be distributed locally. Our fuel cell power plant is coupled with a turbo expander to harness energy from the letdown process that is otherwise lost. Our first DFC-ERG power plant went into operation in Toronto in 2008. The DFC-ERG plant attained an average electrical efficiency of 62.5 percent, peak electrical efficiency above 70 percent and reduction in greenhouse gas emissions of up to 45 percent. We see further market opportunities for this application on natural gas pipelines in Canada.

Europe: The European power generation market values efficiency and low emissions and represents significant opportunity for stationary fuel cell power plants. Two markets with recent opportunities include Germany as they transition away from nuclear power generation and the United Kingdom as they work to achieve aggressive carbon reduction goals. We are utilizing a multi-channel approach in Europe to develop the market for stationary fuel cell power plants. During fiscal year 2012, we announced two strategic partnerships with European-based partners and the formation of a German-based joint venture.

In fiscal year 2012, we announced a partnership with the German-based Fraunhofer Institute for Ceramic Technologies and Systems IKTS (Fraunhofer IKTS) which subsequently led to the formation of a joint venture, FuelCell Energy Solutions, GmbH (FCES). FuelCell Energy Solutions is a German-based joint venture that is 75 percent owned by FuelCell Energy, Inc. and 25 percent owned by Fraunhofer IKTS. Fraunhofer IKTS focuses on the development of new energy supply systems using ceramic system components, including fuel cells. As discussed in greater detail below, Fraunhofer IKTS has expertise in fuel cell technology and is assisting with the development of the European market for our products. FCES sold a DFC power plant to the developer of a government office complex in Berlin, Germany that will house a Federal Ministry and sold a DFC power plant to the developer of an office tower in London, England. Both installations are high-visibility locations that are expected to increase awareness of the attributes and benefits of clean distributed generation fuel cell power plants.

In fiscal year 2012, we announced a partnership with Spanish-based Abengoa to develop the market in Spain and Latin America with a focus on renewable fuels including both gaseous and liquid biofuels. Abengoa operates in more than 80 countries, including the development and ownership of power generation and electrical transmission projects in Spain, Latin America and the USA. Business partner selection is critical to success and the Abengoa partnership discussed in greater detail below is with an organization that has sufficient scale and reach to develop and grow a fuel cell market in the targeted geographies, particularly renewable biogas opportunities in Spain and other select European countries as well as liquid biofuel opportunities such as sugar cane ethanol in Brazil. Abengoa has purchased a DFC module for installation at their headquarters in Seville, Spain.

Geographic data is reported in Note 13 to the consolidated financial statements in Part II, Item 8, “Consolidated Financial Statements And Supplementary Data” of the Form 10-K Report.

Strategic Alliances

We leverage our core capabilities by forging strategic alliances with carefully selected business partners. Our partners typically have extensive experience in developing, selling and servicing power generation products. We believe our strength in the development of fuel cell products; coupled with our partners' understanding of sophisticated commercial and industrial customers, products and services; enhances the sales, service and development of our products. Our business partners include:

POSCO: We partner with POSCO, an Independent Power Producer (IPP) with annual revenues of approximately $1.8 billion and a subsidiary of South Korean-based POSCO, one of the world's largest steel manufacturers (NYSE: PKX). POSCO owns 30.8 million of our common shares or approximately 16 percent of outstanding shares. In February 2007, we signed a 10-year manufacturing and distribution agreement with POSCO to distribute and package DFC power plants in South Korea. POSCO has extensive experience in power plant project development, having built over 3,300 megawatts of power plants, equivalent to 4.3 percent of South Korea's national capacity.

In October 2009, we entered into a Stack Technology Transfer and License Agreement allowing POSCO Energy to assemble fuel cell stack modules from cell and module components provided by us. These fuel cell modules are combined with BOP manufactured in South Korea to complete the fuel cell power plants for sale in South Korea or export to Asian markets.

In October 2012, we entered into a Cell Technology Transfer and License Agreement, which provides the intellectual property and rights for POSCO to manufacture DFC fuel cell components in South Korea. With the execution of this agreement, POSCO has the rights to manufacture the entire DFC power plant in South Korea. This relationship with POSCO illustrates our strategy of executing locally for economic development, while leveraging our global expertise and infrastructure.

POSCO has 100 megawatts of local balance of plant manufacturing capacity and fuel cell module assembly and conditioning capacity, and is constructing a DFC fuel cell component production facility with annual capacity up to 140 megawatts. An integrated global supply chain is closely managed by FuelCell Energy and will be used for supplying both the new POSCO facility in Pohang, South Korea as well as the FuelCell Energy production facility. Greater purchasing volume and consistent production levels help to reduce product costs. Local capacity in South Korea provides a second source of supply for DFC fuel cell stacks, which is valued by some prospective customers and project investors should a supply disruption occur at the FuelCell Energy production facility in Connecticut, USA. Locating final assembly of our DFC power plants closer to end users reduces costs and ensures our products meet the needs of individual markets. POSCO fulfills South Korean energy policy objectives and creates local employment. POSCO is also marketing power plants regionally, beginning with markets in Indonesia.

We have also partnered with POSCO to expand the market for fuel cells in South Korea through development of a 100 kW DFC power plant with CHP capabilities that is targeted at the commercial / apartment building market in Asia. POSCO designed the BOP for these small-scale power plants and installed two demonstration units in Seoul City that have been operating since late 2011.

Fraunhofer IKTS: We announced a partnership with The Fraunhofer Institute for Ceramic Technologies and Systems IKTS during fiscal year 2012. The Fraunhofer IKTS with its staff of approximately 400 engineers, scientists and technicians is a world leading institute in the field of advanced ceramics for high tech applications, including fuel cells. The parent organization,

Fraunhofer, was founded in 1949 and is Europe's largest application-oriented research organization with an annual research budget of €1.8 billion (approximately $2.3 billion) and more than 18,000 staff, primarily scientists and engineers. Fraunhofer has research centers and representative offices in Europe, USA, Asia and the Middle East, and more than 80 research units, including 60 Fraunhofer Institutes, at different locations in Germany.

Fraunhofer IKTS has proprietary carbonate fuel cell technology and patents that has been contributed to FCES, the German-based joint venture that is 75 percent owned by FuelCell Energy, Inc. and 25 percent by Fraunhofer IKTS. In addition, Fraunhofer IKTS is contributing their expertise and extensive research and development capabilities with fuel cells and materials science as well as sharing their industry and government relationships. Within six months of the initial partnership announcement between FuelCell Energy, Inc. and Fraunhofer IKTS, the first sale was announced by FCES for the installation of a DFC power plant at the new Federal Ministry of Education and Research government complex in Berlin, Germany, and was closely followed by the sale of a DFC power plant to the 20 Fenchurch office tower in London, England.

Enbridge, Inc.: We have a market development relationship with Canada-based Enbridge (NYSE: ENB), a global leader in energy transportation and distribution for the market development and deployment of the Direct FuelCell - Energy Recovery Generation (DFC-ERG®) power plant. A 2.2 MW DFC-ERG unit is installed at Enbridge's headquarters in Toronto. Enbridge is a holder of Series 1 preferred shares in our Canadian subsidiary, FCE Ltd.

Abengoa: We announced a partnership in fiscal year 2012 with Spanish-based Abengoa (MCE: ABG), a multi-national company focused on renewable power generation, desalination and recycling. Under the partnership, Abengoa will develop, manufacture and market stationary fuel cell power plants using fuel cell modules provided by us. Target markets are in Europe and Latin America for megawatt-class DFC power plants, including municipalities, large industrial power users and facilities that generate renewable biogas. In addition, the parties are cooperating to enhance the capability and market opportunities for DFC power plants operating on liquid biofuels, such as sugar cane ethanol produced in Brazil.

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

Geographic markets that meet these criteria and where we are already well established include South Korea, California and Connecticut. During 2012, we created a strong foundation for growth in Europe through our joint venture, FuelCell Energy Solutions, GmbH. Vertical markets contributing to our growth include utility grid support, universities, wastewater treatment and food and beverage processing. Through a joint development agreement with our South Korean partner, we also have two demonstration power plants targeting the commercial building market in South Korea.

Revenue diversification is a strategic priority including diversification by geography, by market and by revenue source. As an illustration, Services revenue represents a stable and consistent source of revenue and remains a growth focus for the Company. We are also pursuing opportunities to target adjacent markets that leverage our existing fuel cell applications expertise and Services infrastructure.

Operational Excellence is our Strategic Priority aimed at achieving operational excellence in every aspect of our business. Initiatives designed to accomplish this objective include enhancing the performance of our DFC power plant fleet, extending the lifecycle of our products while simultaneously reducing the cost of our products, and fully leveraging our engineering, manufacturing and other resources.

Our ongoing cost reduction program involves every aspect of our business, from engineering, procurement and manufacturing through installation and services. Close coordination with customers, suppliers and partners are key elements of the program. Since they were first commercialized in 2003, we have reduced the product cost of our megawatt-class power plants by more than 60 percent.

Customer Satisfaction is our Strategic Priority aimed at ensuring that our customers are delighted with the performance of our products and the ongoing services we provide. We have executed long-term service agreements with primarily all of our customers. These service agreements help us partner more closely with customers to deliver the value they expect and they create opportunities for us to provide additional services. Service agreements generate predictable and stable recurring revenue; as our installed base continues to grow they will generate sustainable revenue and contribute to profitability.

In December, 2012, the Company acquired Versa Power Systems, Inc. (Versa), a leading global developer of solid oxide fuel cell technology (SOFC). Prior to this action, we owned approximately 39 percent of Versa Power and partnered with Versa under the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) coal-based systems program. Under this program, we are currently testing a 60 kilowatt SOFC stack at our Danbury, Connecticut facility with expectations to demonstrate a 250 kW SOFC power plant should certain performance milestones be reached. The Versa SOFC technology is incorporated in programs involving a broad range of leading global companies including the Boeing Company. The potential market opportunity for the SOFC technology is with sub-megawatt applications for customers that need on-site power generation in either combined heat and power or electric-only configurations. The DFC® product line utilizes carbonate technology and is well-suited for the megawatt class market as the technology and the economics scale very well with greater size. SOFC technology is complementary and will target adjacent market opportunities in the sub-megawatt market, such as commercial buildings and high rise residential complexes. FuelCell Energy is currently in discussion with several potential global partners to commercialize the SOFC technology.

The transaction resulted in the Company exchanging approximately 3.5 million shares of its common stock for the remaining 61% of outstanding Versa shares held by the four Versa shareholders.

Versa's primary sources of revenue are from research contracts with the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) coal-based systems program and a research contract with The Boeing Company. Revenue and associated costs will be recognized under Research and development contracts in the consolidated financial statements of FuelCell Energy, Inc.

We intend to collaborate with a partner or multiple partners to commercialize the SOFC technology.

Versa has research facilities in Littleton, Colorado, USA and Calgary, Canada with 41 employees. Both facilities are leased. Research and development is being closely coordinated with existing FuelCell Energy research and development resources in Danbury, Connecticut, USA and administrative functions have been assumed by existing resources at FuelCell Energy facilities in Connecticut.

Manufacturing

Manufacturing Process

We have a 65,000 square-foot manufacturing facility in Torrington, Connecticut where we produce the DFC cell packages which are assembled into modules. The completed modules are then transported to our test and conditioning facilities in Danbury, Connecticut for the final step in the manufacturing process and then shipped to customer sites. For the South Korean marketplace, the DFC components are currently manufactured in the USA and then shipped to South Korea for local stacking and conditioning.

Our South Korean partner, POSCO, is developing a local manufacturing facility with capacity up to 140 megawatts of carbonate fuel cell components. Production is expected to begin in early 2015 at a level of up to 70 megawatts with production increasing thereafter as demand supports.

We have a 20,000 square-foot manufacturing facility in Ottobrun, Germany that has the capability to produce up to 30 megawatts per year of sub-megawatt DFC power plants. The facility will become operational as demand for DFC plants in Europe supports.

We design and manufacture the core DFC fuel cell components. The Balance of Plant (BOP) components are either purchased directly from suppliers or the manufacturing is outsourced based on our designs and specifications. This strategy allows us to leverage our manufacturing capacity, focusing on the critical aspects of the power plant where we have specialized knowledge and expertise. Localizing the BOP ensures designs meet local power needs, minimizes our inventory investment, reduces shipping costs and offers the potential for partners to manufacture BOP and create local jobs. BOP components are shipped directly to a customer's site and are assembled, with the fuel cell module, into a complete power plant.

Capacity and Production Increase

Our overall DFC manufacturing process in the USA (module manufacturing, final assembly, testing and conditioning) has a production capacity of up to 90 MW per year, with full utilization under its current configuration. In conjunction with the 2012 license agreement POSCO began designing and will construct a cell manufacturing facility in South Korea capacity capable of producing up to 140 MW of product annually for sale in the Asian market.
If demand develops beyond the combined capacity of the Company and POSCO, we have the ability to further expand production capacity at our Torrington facility to approximately 150 MW. This expansion would require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain manufacturing operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that an expansion of the Company's Torrington facility to 150 MW would require additional capital investments of $30 to $40 million, although this expansion may occur in stages depending on the level of market demand. We currently do not have plans to expand this facility.

In 2012, POSCO placed a 121.8 MW order with monthly delivery of DFC fuel cell kits through October 2016. This order provides a base level of production for raw materials purchases and other operational considerations for a four-year period and is helping to further reduce costs through manufacturing and purchasing efficiencies.

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

Advanced Technology Programs (Third Party Funded Research and Development)

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

The revenue and associated costs from government and third party sponsored research and development is classified as Revenue of research and development contracts and Cost of research and development contracts, respectively, in our consolidated financial statements.

Since 1975, we have worked with various U.S. government departments and agencies, including the Department of Energy (DOE), the Department of Defense (DOD), the Environmental Protection Agency (EPA), the Defense Advanced Research Projects Agency (DARPA), Office of Naval Research (ONR), and the National Aeronautics and Space Administration (NASA) on technology development. Government funding, principally from the DOE, provided 6 percent, 6 percent, and 15 percent of our revenue for the fiscal years ended 2012, 2011, and 2010, respectively.

Significant research and development programs on which we are currently working include:

Solid oxide fuel cell (SOFC) development and commercialization; We have been a prime contractor in the DOE's Solid State Energy Conversion Alliance (“SECA”) since 2003 and are currently participating in Phase III of the Large Scale Hybrid Program. The goal of this cost-share program is to develop a multi-megawatt, highly efficient, central generation SOFC power plant operating on coal synthesis gas. We are currently in Phase III of the program and the objective for this phase is to operate an SOFC module with output of 60 kW. This will accelerate the development of affordable SOFC modules with enhanced performance and endurance. The 60 kW SOFC module is currently operating at our facility in Danbury, Connecticut.

We were awarded a $3.8 million contract by the U.S. Navy Office of Naval Research (ONR) to develop and test a Hybrid SOFC-Battery power system for large displacement undersea vehicle propulsion. The objective of the project is to develop a refuelable power system, with high energy density, that is suitable for undertaking long duration underwater missions of unmanned submersibles. The Hybrid SOFC-Battery system will be capable of generating 1,800 kilowatt hours of electricity during a 70 day mission with no exhaust discharged outside of the vehicle at any time. It will use liquid fuel and be self-contained with no reliance on external air.

Versa is a supplier to The Boeing Co. under a U.S. Defense Advanced Research Projects Agency (DARPA) program to develop and fly a very long endurance unmanned aircraft. Versa's specialized solid state SOFC technology is paired with solar equipment to provide an on-board source of power for propulsion and communication equipment.

Hydrogen production, compression and storage - Our high temperature DFC power plant generates electricity directly from a fuel by reforming the fuel inside the fuel cell to supply hydrogen for the electrical generation process. We capture the excess hydrogen that is not used in the electrical generation process. Gas separation technology can then be added to capture hydrogen that is not used by the electrical generation process, and we term this configuration DFC-H2. This value-added proposition may be compelling for industrial users of hydrogen or for vehicle fueling.     A DFC300-H2 power plant has been operating for over one year at the Orange County Wastewater Treatment Facility in Irvine, California to supply 1) hydrogen for use in fuel cell vehicle fueling, 2) clean renewable electricity, and 3) high quality heat for the wastewater treatment process. The demonstration is being performed under sub-contract to Air Products (NYSE: APD) with the majority of funding provided by the DOE.

Carbon Capture - Coal is an abundant, low cost, domestic resource which is widely used to generate electricity, but with a significant carbon footprint. Cost effective and efficient carbon capture from coal-fired power plants potentially represents a large global market because it could enable clean use of this domestic fuel. Our carbonate fuel cell technology separates and concentrates carbon dioxide (CO2) as a side reaction during the power generation process. DFC carbon capture research conducted by us has demonstrated that this is a viable technology for the efficient separation of CO2. We are currently in the second phase of a DOE program to evaluate the use of Direct FuelCell technology to efficiently and cost effectively separate CO2 from the emissions of existing coal fired power plants and industrial flue gases.

Research and Development (Company Funded Research and Development)
In addition to research and development performed under government contracts, we also fund our own research and development projects including extending module life, increasing the power output of our modules and reducing the cost of our products. Initiatives include increasing the power output of the fuel cell stacks to 375 kW from 350 kW currently, and extending the stack life to seven years from five years currently. Greater power output and improved longevity will lead to improved profitability on a unit basis for each power plant sold and improved profitability of service contracts, which will support expanding margins for the Company. Company-funded research and development is included in research and development expenses (operating expenses) in our consolidated financial statements.

The total research and development expenditures in the consolidated statement of operations including third party and company funded are as follows:

	Years Ended October 31,
	2012	2011	2012
Research and development contracts	$7,237	$7,830	$10,370
Cost of research and development contracts	14,354	16,768	18,562
Total research and development	$21,591	$24,598	$28,932

Competition

The electric generation market is competitive with continually evolving participants. Our DFC power plants compete in the marketplace for distributed generation. In addition to different types of stationary fuel cells, some other technologies that compete in this marketplace include micro-turbines and reciprocating gas engines.

Several companies in the U.S. are engaged in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of stationary carbonate fuel cells. Emerging fuel cell technologies (and the companies developing them) include PEM fuel cells (Ballard Power Systems, Plug Power and ClearEdge Power), phosphoric acid fuel cells (UTC Power/ClearEdge Power) and solid oxide fuel cells (Delphi, Rolls Royce, Bloom Energy, and Acumentrics). Each of these competitors has the potential to capture market share in our target markets.

There are other potential fuel cell competitors internationally. In Japan, Fuji Electric has been involved with both PEM and phosphoric acid fuel cells. In Korea, Doosan Corporation is engaged in carbonate fuel cell development and LG Electronics is engaged in SOFC development with its partner, Rolls Royce. In the United Kingdom, AFC Energy is engaged in alkaline fuel cell development. In Germany and Austria, Ceramic Fuel Cells is engaged in PEM fuel cell development for micro-CHP applications.

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

Services and Warranty Agreements

We offer a comprehensive portfolio of services including: engineering installation, performance contracts, long-term maintenance programs, refurbishment and complete product support including trained technicians that remotely monitor and operate the plants around the world 24 hours a day and 365 days a year. We employ field technicians to service the power plants and maintain service centers near our customers to ensure high availability of our plants. In addition to the standard product warranty of one year, we also offer customers service agreements (LTSA) for Direct FuelCell (DFC) power plants ranging from one to 20 years. Our standard LTSA term is five years and may be renewed if the parties mutually agree on future pricing. Pricing for service contracts is based upon the markets in which we compete, as well as estimates of future maintenance and stack replacement costs.

While the electrical and mechanical balance of plant (BOP) in our DFC power plants is designed to last over 20 years, the fuel cell “stacks” must currently be replaced approximately every five years.

Under the typical provisions of the LTSAs, we provide services to monitor, operate and maintain customer power plants to meet performance levels. Should the power plant not meet the minimum performance levels, we may be required to replace the fuel cell stack with a new or used replacement or pay performance penalties.

Government Regulation
Our Company and its products are subject to various federal, provincial, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. Negligible emissions of SOx and NOx from our power plants are substantially lower than conventional combustion-based generating stations, and are far below existing and proposed regulatory limits. The primary emissions from our power plants, assuming no cogeneration application, are humid flue gas that is discharged at temperatures of 700-800°F, water that is discharged at temperatures of 10-20°F above ambient air temperatures, and CO2 in per kW hour amounts that are much less than conventional fossil fuel central generation power plants. In light of the high temperature of the gas emissions, we are required to site or configure our power plants in a way that will allow the gas to be vented at acceptable and safe distances. The discharge of water from our power plants requires permits that depend on whether the water is to be discharged into a storm drain or into the local wastewater system. While our products have very low carbon monoxide emissions, there could be additional permitting requirements in smog non-attainment areas with respect to carbon monoxide if a number of our units are aggregated together.

We are also subject to federal, state, provincial or local regulation with respect to, among other things, emissions and siting. In addition, utility companies and several states in the USA have created and adopted or are in the process of creating interconnection regulations covering both technical and financial requirements for interconnection of fuel cell power plants to utility grids. Our power plants are designed to meet all applicable laws, regulations and industry standards for use in their markets.

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

We have 78 current U.S. patents and 50 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). 74 of our U.S. patents relate to our Direct FuelCell technology, 1 patent relates to SOFC technology and 3 patents relate to PEM fuel cell technology. We also have submitted 20 U.S. and 84 international patent applications.

Our patents will expire between 2013 and 2031, and the current average remaining life of our patents is approximately 11 years.  During 2012, 12 new U.S patents were issued or allowed and no U.S. and 10 international patents expired or were abandoned. The expiration of these patents has no material impact on our current or anticipated operations. We also have approximately 22 invention disclosures in process with our patent counsel that may result in additional patent applications.

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
Significant Customers and Backlog
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. For the fiscal years ended October 31, 2012, 2011 and 2010, our top five customers, POSCO (which is a related party and owns approximately 16 percent of the outstanding common shares of the Company), Department of Energy, BioFuels Fuel Cells, LLC, UTS BioEnergy, LLC, and Pacific Gas and Electric Company, accounted for 86 percent, 71 percent and 68 percent, respectively, of our total annual consolidated revenue. Revenue percentage by major customer for the last three fiscal years is as follows:

	2012	2011	2010
POSCO	76%	44%	58%
Department of Energy	7%	—%	—%
BioFuels Fuel Cells, LLC	—%	12%	—%
UTS BioEnergy, LLC	2%	10%	—%
Pacific Gas and Electric Company	1%	5%	10%
Total	86%	71%	68%
See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements and Supplementary Data for further information regarding our revenue and revenue recognition policies.
Backlog refers to the aggregate revenues remaining to be earned at a specified date under contracts we have entered into. Revenue backlog is as follows:

•
Product sales and service backlog totaled $306.6 million as of October 31, 2012 compared to $209.9 million as of October 31, 2011. Product backlog was $228.1 million or 150.7 MW as of October 31, 2012 and $131.8 million or 72.9 MW as of October 31, 2011. Service agreement backlog was $78.5 million and $78.1 million as of October 31, 2012 and 2011, respectively. The 14.9 MW Bridgeport fuel cell park project that was closed subsequent to fiscal year end 2012 will increase product and service backlog in the first quarter of 2013 by approximately $125 million, including approximately $56 million for product backlog and $69 million for service backlog. Although backlog reflects business that is considered firm, cancellations or scope adjustments may occur and will be reflected in our backlog when known.

•
For research and development contracts, we include the total contract value including any unfunded portion of the total contract value in backlog. Research and development contract backlog totaled $12.2 million as of October 31, 2012 compared to $15.8 million as of October 31, 2011. The unfunded portion of our research and development contracts amounted to $4.7 million and $6.8 million as of October 31, 2012 and 2011, respectively. Due to the long-term nature of these contracts, fluctuations from year to year are not an indication of any future trend.

As of October 31, 2012 we had contracts for power plants totaling 1.5 MW under PPAs ranging from five to seven years. Revenue under these agreements is recognized as electricity is produced. This revenue is not included in backlog described above.
Employees
As of October 31, 2012, we had 484 full-time employees, of whom 226 were located at the Torrington, Connecticut manufacturing plant, 243 were located at the Danbury, Connecticut facility or various field offices, and 15 were located at our foreign locations. In addition, as of October 31, 2012, the Company had 16 temporary workers, with the majority located at the Torrington manufacturing plant. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
The Versa acquisition adds an additional 41 full-time employees, 10 located in Littleton, CO and 31 located in Calgary, Canada.
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

Executive Officers of the Registrant

NAME	AGE	PRINCIPAL OCCUPATION
Arthur A. Bottone President and Chief Executive Officer	52
Mr. Bottone joined FuelCell Energy in February 2010 as Senior Vice President and Chief Commercial Officer and was promoted to President and Chief Executive Officer in February 2011. Mr. Bottone's focus is to accelerate and diversify global revenue growth to achieve profitability by capitalizing on heightened global demand for clean and renewable energy.  Mr. Bottone has broad experience in the power generation field including traditional central generation and alternative energy. Prior to joining FuelCell Energy, Mr. Bottone spent 25 years at Ingersoll Rand, a diversified global industrial company, including President of the Energy Systems business. Mr. Bottone's qualifications include extensive global business development, technology commercialization, power generation project development as well as acquisition and integration experience.
Mr. Bottone received an undergraduate degree in Mechanical Engineering from Georgia Institute of Technology in 1983, and received a Certificate of Professional Development from The Wharton School, University of Pennsylvania in 2004.

Michael Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	44
Mr. Bishop was appointed Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer in June 2011. He nearly 20 years of experience in financial operations and management with public high growth technology companies with a focus on capital raising, project finance, debt/treasury management, acquisition integration, strategic planning, internal controls, and organizational development. Since joining the Company in 2003, Mr. Bishop has held a succession of financial leadership roles including Assistant Controller, Corporate Controller and Vice President and Controller. Prior to joining FuelCell Energy, Inc., Mr. Bishop held finance and accounting positions at TranSwitch Corporation, Cyberian Outpost, Inc. and United Technologies, Inc. He is a certified public accountant and began his professional career at McGladrey and Pullen, LLP. Mr. Bishop also served four years in the United States Marine Corps.
Mr. Bishop received a Bachelor of Science in Accounting from Boston University in 1993 and a MBA from the University of Connecticut in 1999.

Anthony F. Rauseo Senior Vice President, Chief Operating Officer	53
Mr. Rauseo was appointed Chief Operating Officer in July 2010. In this position, Mr. Rauseo has responsibility for closely integrating the manufacturing operations with the supply chain, product development and quality initiatives. Mr. Rauseo is an organizational leader with a strong record of achievement in product development, business development, manufacturing, operations, and customer support. Mr. Rauseo joined the Company in 2005 as Vice President of Engineering and Chief Engineer. Prior to joining Fuel Cell Energy, Mr. Rauseo held a variety of key management positions in manufacturing, quality and engineering including five years with CiDRA Corporation. Prior to joining CiDRA, Mr. Rauseo was with Pratt and Whitney for 17 years where he held various leadership positions in product development, production and customer support of aircraft turbines.
                                                                                                                  Mr. Rauseo received a Bachelor of Science in Mechanical Engineering from Rutgers University in 1983 and received a Masters of Science in Mechanical Engineering from Rensselaer Polytechnic Institute in 1987.

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
We have been transitioning from a contract research and development company to a commercial products developer, manufacturer and services provider. As such, we have not been profitable since our fiscal year ended October 31, 1997. We expect to continue to incur net losses and generate negative cash flows until we can produce sufficient revenues to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability. We have, from time to time, sought financing in the public markets in order to fund operations. Our future ability to obtain such financing, if required, could be impaired by a variety of factors, including, but not limited to, the price of our common stock and general market conditions.

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

•
Projects using our products are, in part, financed by equity investors interested in tax benefits as well as by the commercial and governmental debt markets. The significant volatility in the U.S. and international stock markets since 2008, has caused significant uncertainty and may result in an increase in the return required by investors in relation to the risk of such projects.

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

We have contracted under long-term service agreements with certain customers to provide service on our products over terms ranging from one to 20 years. Under the provisions of these contracts, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Pricing for service contracts is based upon estimates of future costs including future stack replacements. While we have conducted tests to determine the overall life of our products, we have not run our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last to their expected useful life, which could result in warranty claims, performance penalties, maintenance and stack replacement costs in excess of our estimates and losses on service contracts.

The Company has one customer who purchases power under a Power purchase agreement (“PPA”), whereby the customer agrees to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customer's current and future electricity pricing available from the grid. Should electricity rates decrease or operating costs increase from our original estimates, our results of operations could be negatively impacted. We are not required to produce minimum amounts of power under this PPA agreement. We provide termination rights by giving written notice to the customer, subject to certain exit costs.

We extend product warranties, which could affect our operating results.
We warranty our products for a specific period of time against manufacturing or performance defects. We accrue for warranty costs based on historical warranty claim experience, however actual future warranty expenses may be greater than we've assumed in our estimates. As a result, operating results could be negatively impacted should there be product manufacturing or performance defects in excess of our estimates.

Our products are complex and could contain defects and may not operate at expected performance levels which could impact sales and market adoption of our products or result in claims against us.
We develop complex and evolving products. Our initial installations were demonstration power plants intended to test the technology in real-world applications. We learned extensively from these demonstration installations, enhancing the technology and improving the operation of the power plants. Our first commercial Direct FuelCell power plant installation in 2003 had a rated power output of 250 kW and a 3 year stack life. Most of these 250 kW installations were terminated at contract conclusion or earlier as the costs were too high to justify continuation and the customer's power needs did not support a megawatt-class power plant. Certain of these early product designs did not meet our expectations resulting in mixed performance history, impacting the adoption rate of our products. Costs are lower for our newer megawatt-class plants compared to sub-megawatt plants due to scale. With the growing expertise gained from an expanding installed base, we continue to advance the capabilities of the fuel cell stacks and are now producing stacks with a rated power output of 350 kW and an expected five year life.

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
We compete on the basis of our products' reliability, efficiency, environmental considerations and cost. Technological advances in alternative energy products or improvements in the electric grid or other sources of power generation, or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products non-competitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than ours, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies.

Several companies are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells. Emerging fuel cell technologies (and companies developing them) include PEM fuel cells (Ballard Power Systems, Inc. and Plug Power), phosphoric acid fuel cells (UTC Power/ClearEdge Power) and solid oxide fuel cells (Delphi, Rolls Royce, LG, Bloom Energy, and Acumentrics). Each of these competitors has the potential to capture market share in our target markets. There are also other potential fuel cell competitors internationally that could capture market share. In Japan, Fuji Electric has been involved with both PEM and phosphoric acid fuel cells. In Korea, Doosan Corporation is engaged in carbonate fuel cell development.

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
POSCO currently owns approximately 16 percent of our outstanding common stock, which could make it difficult for a third party to acquire our common stock. POSCO is also a licensee of our technology and purchaser of our products. Therefore, it may be in their interests to possess substantial influence over matters concerning our overall strategy and technological and commercial development.

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
Our plans are dependent upon market acceptance of, as well as enhancements to, our products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our products may be affected by many factors that are out of our control, including:

•	the cost competitiveness of our fuel cell products including availability and output expectations and total cost of ownership;

•	the future costs of natural gas and other fuels used by our fuel cell products;

•	customer reluctance to try a new product;

•	the market for distributed generation;

•	local permitting and environmental requirements; and

•	the emergence of newer, more competitive technologies and products.

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
We contract with a concentrated number of customers for the sale of products and for research and development contracts. Significant revenue from individual customers is included in Note 1 of Notes to Consolidated Financial Statements. This includes revenues from POSCO, which is a related party and owns approximately 16 percent of the outstanding common shares of the Company.

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
Government agencies, such as the Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If the agencies determine through these audits or reviews that we improperly allocated costs to specific contracts, they will not reimburse us for these costs. Therefore, an audit could result in adjustments to our revenue and costs.

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

We now qualify as a “Large Business”, which could adversely affect our rights to own future patents under DOE-funded contracts.
This year, we qualify as a “large business” under DOE contracts. This allows us to own the patents that we develop under new DOE contracts if we obtain a waiver from DOE. A “large business” under applicable government regulations generally consists of more than 500 employees averaged over a one year period. We will no longer own future patents we develop under new contracts, grants or cooperative agreements funded by the DOE, unless we obtain a patent waiver from the DOE. Should we not obtain a patent waiver and outright ownership, we would nevertheless retain exclusive rights to any such patents, so long as we continue to commercialize the technology covered by the patents.

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
We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel which are critical to our manufacturing process. We also rely on third-party suppliers for the balance-of-plant components in our products. Suppliers must undergo a qualification process, which takes four to twelve months. We continually evaluate new suppliers and we are currently qualifying several new suppliers. There are a limited number of suppliers for some of the key components of products. A supplier's failure to develop and supply components in a timely manner, supply components that meet our quality, quantity or cost requirements, technical specifications, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our Direct FuelCell products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary; we may be unable to obtain comparable components from alternative suppliers.

We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply relationships, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our Direct FuelCell products.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.
Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. In addition, we have licensed much of our intellectual property to carefully selected third parties, and we depend on those third parties to also protect our intellectual property rights. As of October 31, 2012, we had 78 current U.S. patents and 50 international patents covering our fuel cell technology. These patents will expire between 2013 and 2031 and have an average remaining life of approximately 11 years.

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

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or able to be patented, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our subcontractors, vendors, suppliers, consultants, strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property have been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

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
The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet our product development and commercialization milestones;

•	variations in our quarterly operating results from the expectations of securities analysts or investors;

•	downward revisions in securities analysts' estimates or changes in general market conditions;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	investor perception of our industry or our prospects;

•	insider selling or buying;

•	demand for our common stock; and

•	general technological or economic trends.

In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of management's attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

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

On March 31, 2011, the Company entered into an agreement with Enbridge to modify the provisions of the Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) of FCE Ltd. Enbridge is the sole holder of the Series 1 Preferred Shares. Consistent with the previous Series 1 preferred share agreement FuelCell Energy, Inc. continues to guarantee the return of principal and dividend obligations of FCE Ltd. to the Series 1 preferred shareholders under the modified agreement.

Under the original Series 1 Preferred Shares provisions, FCE Ltd. was to make annual dividend payments totaling Cdn. $1,250,000. The modified terms of the Series 1 Preferred Shares adjust these payments to (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. These payments commenced on March 31, 2011 and will end on December 31, 2020. Additional dividends accrue on cumulative unpaid dividends at a 1.25 percent quarterly rate, compounded quarterly, until payment thereof. On December 31, 2020 the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million shall be paid to the holders of the Series 1 Preferred Shares. FCE Ltd. has the option of making dividend payments in the form of common stock or cash under the Series 1 Preferred Shares provisions.

We are also required to issue common stock to the holder of the Series 1 preferred shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $0.93 (our common stock closing price on October 31, 2012) and an exchange rate of Cdn. $1.00 to U.S.$1.00 at the time of conversion, we would be required to issue approximately 5,030,891 shares of our common stock.

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
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that could lead us to reevaluate our methods, estimates and judgments.

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

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES
The following is a summary of our offices and locations:

		Square	Lease Expiration
Location	Business Use	Footage	Dates
Danbury, Connecticut	Corporate Headquarters, Research and Development, Sales, Marketing, Purchasing and Administration and administrative	72,000	Company owned
Torrington, Connecticut	Manufacturing and administrative	65,000	December-2015
Danbury, Connecticut	Manufacturing and Operations	38,000	October-2014
Ottobrunn, Germany	Manufacturing and administrative	20,000	June-2014

The acquisition of Versa adds an additional square footage of 70,684. This includes a leased property in Littleton, CO of approximately 18,464 square footage with a lease that expires on August 1, 2018 and a leased property in Calgary, Canada of approximately 52,220 square feet with a lease that expires on January 31, 2014.

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

	Common Stock Price
	High	Low
First quarter (through January 7, 2013)	$1.18	$0.83
Year Ended October 31, 2012
First Quarter	$1.12	$0.83
Second Quarter	$1.95	$0.97
Third Quarter	$1.39	$0.92
Fourth Quarter	$1.10	$0.85
Year Ended October 31, 2011
First Quarter	$2.41	$1.12
Second Quarter	$2.23	$1.55
Third Quarter	$1.97	$1.25
Fourth Quarter	$1.42	$0.80
On January 7, 2013, the closing price of our common stock on the Nasdaq Global Market was $1.06 per share. As of January 7, 2013, there were 546 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on common stock in the foreseeable future. In addition, the terms of our Series B preferred shares prohibit the payment of dividends on our common stock unless all dividends on the Series B preferred stock have been paid in full.
Unregistered Sales of Equity Securities
On December 20, 2012, the Company sold 3,526,764 shares of common stock to four shareholders in an offering not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof in consideration for shares of Versa Power Systems, Inc.

Performance Graph
The following graph compares the annual change in the Company’s cumulative total stockholder return on its Common Stock for the five fiscal years ended October 31, 2012 with the cumulative stockholder total return on the Russell 2000 Index and a peer group consisting of Standard Industry Classification (“SIC”) Group Code 369 companies listed on The American Stock Exchange, Nasdaq Global Market and New York Stock Exchange for that period (“Peer Index”). It assumes $100 invested on November 1, 2008 with dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FuelCell Energy Inc., the Russell 2000 Index, and Peer Index

$120
$100
$80
$60
$40
$20
$0
10/07
10/08
10/09
10/10
10/11
10/12
FuelCell Energy Inc.
Russell 2000
Peer Index

Copyright© 2012 Russell Investment Group. All rights reserved.

Series 1 Preferred Shares
We have 1,000,000 Series 1 Preferred Shares issued and outstanding. The Series 1 Preferred Shares were issued by FCE Ltd., one of our wholly-owned subsidiaries. We have guaranteed the obligations of FCE Ltd. under the Series 1 Preferred Shares.
On March 31, 2011, the Company entered into an agreement with Enbridge to modify the provisions of the Series 1 Preferred Shares of FCE Ltd. as previously described. Enbridge is the sole holder of the Series 1 Preferred Shares. Consistent with the previous Series 1 preferred share agreement, FuelCell Energy, Inc. continues to guarantee the return of principal and dividend obligations of FCE Ltd. to the Series 1 preferred shareholders under the modified agreement.
Under the original Series 1 Preferred Shares provisions, FCE Ltd. had an accrued and unpaid dividend obligation of approximately Cdn. $12.5 million representing the deferral of dividends plus additional dividends thereon. Payment was originally due to Enbridge as of December 31, 2010. Under the modified share provisions, the Company is required to make (i) equal quarterly return of capital cash payments to the holders of the Series 1 Preferred Shares on the last day of each calendar quarter starting on March 31, 2011 and ending on December 31, 2011 and (ii) additional return of capital cash payments, as consideration for the one-year deferral, calculated at a 9.8 percent rate per annum on the unpaid Cdn. $12.5 million obligation, which additional payments will also be made to the holders of the Series 1 Preferred Shares on the last day of each calendar quarter starting on March 31, 2011 and ending on December 31, 2011.
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
For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $0.93 (our common stock closing price on October 31, 2012) and an exchange rate of Cdn.$1.00 to U.S.$1.00 (exchange rate on October 31, 2012) at the time of conversion, we would be required to issue approximately 5,030,890 shares of our common stock.
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
Series B Preferred Shares
We have 250,000 shares of our 5 percent Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (“Series B Preferred Stock”) authorized for issuance. At each of October 31, 2012 and 2011, there were 64,020 shares of Series B Preferred Stock issued and outstanding. The shares of our Series B Preferred Stock and the shares of our common stock issuable upon conversion of the shares of our Series B Preferred Stock are covered by a registration rights agreement. The following is a summary of certain provisions of our Series B Preferred Stock.
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

The dividend on the Series B Preferred Stock may be paid in cash; or at the option of the holder, in shares of our common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market. Dividends of $3.2 million were paid in each of the years ended October 31, 2012, 2011 and 2010. There were no cumulative unpaid dividends at October 31, 2012 and 2011.
Liquidation
The Series B Preferred Stock stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share plus all accumulated and unpaid dividends to the date of that liquidation, dissolution, or winding up (“Liquidation Preference”). Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including shares of our common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of our assets. At October 31, 2012 and 2011, the Series B Preferred Stock had a Liquidation Preference of $64.0 million.
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
We may, at our option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of our common stock that are issuable at the then prevailing conversion rate. We may exercise our conversion right only if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75 at October 31, 2012) for 20 trading days during any consecutive 30 trading day period, as described in the Certificate of Designation.
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
The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2012 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this annual report on Form 10-K. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

Consolidated Statement of Operations Data:
(Amounts presented in thousands, except for per share amounts)

	2012	2011	2010	2009	2008
Revenues:
Product sales and revenues	$113,133	$115,104	$59,226	$73,804	$82,748
Research and development contracts	7,470	7,466	10,551	14,212	17,987
Total revenues	120,603	122,570	69,777	88,016	100,735
Costs and expenses:
Cost of product sales and revenues	112,921	127,350	78,060	107,033	134,038
Cost of research and development contracts	7,237	7,830	10,370	10,994	16,059
Total cost of revenues	120,158	135,180	88,430	118,027	150,097
Gross profit (loss)	445	(12,610)	(18,653)	(30,011)	(49,362)
Operating expenses:
Administrative and selling expenses	18,220	16,299	17,150	17,194	19,968
Research and development costs	14,354	16,768	18,562	19,160	23,471
Total costs and expenses	32,574	33,067	35,712	36,354	43,439
Loss from operations	(32,129)	(45,677)	(54,365)	(66,365)	(92,801)
Interest expense	(2,304)	(2,578)	(127)	(265)	(100)
(Loss)/income from equity investments	(645)	58	(730)	(812)	(1,867)
Impairment of equity investment	(3,602)	—	—	—	—
License fee and royalty income	1,599	1,718	1,561	146	34
Other income (expense), net	1,244	1,047	(254)	714	3,234
Redeemable minority interest	—	(525)	(2,367)	(2,092)	(1,857)
Provision for income tax	(69)	(17)	(44)	—	—
Net loss	(35,906)	(45,974)	(56,326)	(68,674)	(93,357)
Net loss attributable to noncontrolling interest	411	261	663	—	—
Net loss attributable to FuelCell Energy, Inc.	(35,495)	(45,713)	(55,663)	(68,674)	(93,357)
Adjustment for modification of redeemable preferred stock of subsidiary	—	(8,987)	—	—	—
Preferred stock dividends	(3,201)	(3,200)	(3,201)	(3,208)	(3,208)
Net loss to common shareholders	$(38,696)	$(57,900)	$(58,864)	$(71,882)	$(96,565)
Net loss to common shareholders
Basic	$(0.23)	$(0.47)	$(0.63)	$(0.99)	$(1.41)
Diluted	$(0.23)	$(0.47)	$(0.63)	$(0.99)	$(1.41)
Weighted average shares outstanding
Basic	165,471	124,498	93,926	72,393	68,571
Diluted	165,471	124,498	93,926	72,393	68,571

Consolidated Balance Sheet Data:
(Amounts presented in thousands, except for per share amounts)

	2012	2011	2010	2009	2008
Cash and cash equivalents	$57,514	$51,415	$20,467	$57,823	$38,043
Short-term investments (U.S. treasury securities)	—	12,016	25,019	7,004	30,406
Working capital	61,029	18,783	48,171	77,793	59,606
Total current assets	145,926	132,948	102,209	119,679	118,020
Long-term investments (U.S. treasury securities)	—	—	9,071	—	18,434
Total assets	191,485	183,630	150,529	162,688	185,476
Total current liabilities	84,897	114,165	54,038	41,886	58,414
Total non-current liabilities	32,603	23,983	12,098	14,534	6,747
Redeemable minority interest	—	—	16,849	14,976	13,307
Redeemable preferred stock	59,857	59,857	59,857	59,950	59,950
Total equity (deficit)	14,128	(14,375)	7,687	31,342	47,058
Book value per share (1)	$0.07	$(0.10)	$0.07	$0.37	$0.68

(1)	Calculated as total (deficit) equity divided by common shares issued and outstanding as of the balance sheet date.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview and Recent Developments
Overview
We are a leading integrated fuel cell company with a growing global presence. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed baseload power generation. Our power plants offer scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges.
Global urban populations are expanding, becoming more industrialized and requiring greater amounts of power to sustain their growth. As policymakers and power producers struggle to find economical and readily available solutions that will alleviate the impact of harmful pollutants and emissions, the market for ultra-clean, efficient and reliable distributed generation is rapidly growing.
With fully commercialized ultra-clean fuel cell power plants and decades of experience in the industry, we are well positioned to grow our installed base of power plants. Our plants are operating in more than 50 locations worldwide and have generated more than 1.5 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 135,000 average size U.S. homes for one year. Our installed base and steadily growing backlog exceeds 300 megawatts (MW).
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
Recent Developments
The Company executed a number of key initiatives during and subsequent to fiscal year 2012 that expanded the global manufacturing footprint and began development of the European market for fuel cell power plants.
Versa Power Systems, Inc. acquisition
In December 2012, the Company acquired the remaining 61% ownership position of Versa Power Systems, Inc. (Versa), a leading global developer of solid oxide fuel cell technology (SOFC). The Versa SOFC technology is incorporated in programs involving a broad range of leading global companies including the Boeing Company. The potential market opportunity for the SOFC technology is with sub-megawatt applications for customers that need on-site power generation in either combined heat and power or electric-only configurations. The DFC® product line utilizes carbonate technology and is well-suited for the megawatt class market as the technology and the economics scale very well with greater size. SOFC technology is complementary and will target adjacent market opportunities in the sub-megawatt market, such as commercial buildings and high rise residential complexes. FuelCell Energy is currently in discussion with several potential global partners to commercialize the SOFC technology.

The transaction resulted in the Company exchanging approximately 3.5 million shares of its common stock for the remaining 61% of outstanding Versa shares held by the four Versa shareholders. The purchase price offered, which was made prior to year-end, by FuelCell Energy resulted in an impairment charge of the Company's prior investment classified as Investment in and loans to affiliate on the Consolidated Balance Sheets and recorded in the fourth quarter of 2012.

Versa will be fully consolidated into the Company's financial statements as of the acquisition date. Versa receives revenue under a number of research contracts including the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) coal-based systems program and a research contract with The Boeing Company. Revenue and associated costs are expected to be recognized under Research and development contracts in the consolidated financial statements of FuelCell Energy, Inc.

Bridgeport Project

In December 2012, the Company announced the sale of a 14.9 MW fuel cell park in Bridgeport, Connecticut with the power plants sold to Dominion, one of the largest utilities in the USA with operations in 15 States. Five 2.8 MW DFC3000® power plants will supply 14.0 megawatts of ultra-clean electricity and heat from the fuel cells will be converted into an additional 0.9 MW of virtually emission free electricity through use of an organic rankine cycle configuration. Connecticut Light & Power will purchase the electricity from Dominion under a 15 year energy purchase agreement. Fuel cell parks assist utilities in adding environmentally friendly and economical baseload power generation throughout their service area, reducing congestion of their existing transmission and distribution grid. This project will increase product and service backlog in the first quarter of 2013 by approximately $125 million, including approximately $56 million for product backlog and $69 million for service backlog.

Korean Market Developments
During the fourth quarter of 2012, the Company announced an order from its South Korean partner, POSCO Energy Inc. LTD. (POSCO) for 121.8 megawatts (MW) of fuel cell kits and services to be manufactured at the FuelCell Energy production facility in Torrington, Connecticut. The estimated value of the multi-year contract is approximately $181 million. South Korea adopted an ambitious renewable portfolio standard (RPS) in 2012 to promote clean energy, reduce carbon emissions, and develop a local green-industry to support economic growth. Utilities and project investors are developing new and renewable power projects under the RPS including a new 58.8 MW fuel cell park that is in progress with construction expected to commence in 2012. The ownership of the 58.8 MW fuel cell park includes Korea Hydro and Nuclear Power Co. Ltd., Samchully Co., a gas distribution company, POSCO and financial investors. The electricity will be sold to the power grid and the heat from the fuel cells will be supplied to a district heating system. The first delivery will occur in May 2013 to ensure an uninterrupted supply of kits as deliveries under the existing 70 MW order will conclude in April 2013. Each kit consists of 1.4 MW of fuel cell components that are interchangeable and can be used for megawatt class fuel cell power plants or sub-megawatt plants.
Also during the fourth quarter of 2012, the Company announced the execution of a series of strategic initiatives with POSCO to expand the market for stationary fuel cell power plants in Asia, including a license agreement for POSCO to manufacture Direct FuelCell (DFC) power plants in South Korea and sell throughout Asia. The Cell Technology Transfer and License Agreement provides POSCO the rights to manufacture carbonate fuel cell components in South Korea based on DFC technology and grants commercial rights to Asian markets. The agreement harmonizes two prior license agreements so that POSCO has rights to manufacture the entire carbonate DFC power plant. The License Agreement payments total $18 million and the amendment to prior agreements payments total $8 million. The initial payment of $10 million was received on November 1, 2012. POSCO will also pay a 3.0 percent royalty to the Company for each power plant built and sold by POSCO during the next 15 years. This royalty is expected to develop into a consistent and growing revenue stream as the Asian fuel cell market expands. The license agreement may be extended for two additional terms of five years each by mutual agreement.
This relationship with POSCO illustrates our strategy of executing locally for economic development, while leveraging our global expertise and infrastructure. An integrated global supply chain is closely managed by FuelCell Energy and will be used for supplying both the new POSCO facility in Pohang, South Korea as well as the FuelCell Energy production facility. Greater purchasing volume and consistent production levels help to reduce product costs. Local capacity in South Korea provides a second source of supply for DFC fuel cell stacks, which is valued by some prospective customers and project investors should a supply disruption occur at the FuelCell Energy production facility in Connecticut, USA. Locating final assembly of our DFC power plants closer to end users reduces costs and ensures our products meet the needs of individual markets. POSCO fulfills South Korean energy policy objectives and creates local employment. POSCO is also marketing power plants regionally, beginning with markets in Indonesia.

European Market Developments
In fiscal year 2012, a partnership was formed with German-based Fraunhofer IKTS that subsequently led to the formation of a joint venture, FuelCell Energy Solutions, GmbH. FuelCell Energy Solutions is a German-based joint venture that is 75 percent owned by FuelCell Energy, Inc. and 25 percent owned by Fraunhofer IKTS.
Fraunhofer IKTS, with its staff of approximately 400 engineers, scientists and technicians, is a world leading institute in the field of advanced ceramics for high tech applications, including fuel cells. The parent organization, Fraunhofer, was founded in 1949 and is Europe's largest application-oriented research organization with an annual research budget of €1.8 billion (approximately $2.3 billion) and more than 18,000 staff, primarily scientists and engineers. Fraunhofer has research centers and representative offices in Europe, USA, Asia and the Middle East, and more than 80 research units, including 60 Fraunhofer Institutes, at different locations in Germany.
Fraunhofer IKTS has proprietary carbonate fuel cell technology and patents that has been contributed to FuelCell Energy Solutions, GmbH (FCES), the German-based joint venture that is 75 percent owned by FuelCell Energy, Inc. and 25 percent by Fraunhofer IKTS. In addition, Fraunhofer IKTS is contributing their expertise and extensive research and development capabilities with fuel cells and materials science as well as sharing their industry and government relationships. Within six months of the initial partnership announcement between FuelCell Energy, inc. and Fraunhofer IKTS, the first sale was announced by FCES for the installation of a DFC power plant at the new Federal Ministry of Education and Research government complex in Berlin, Germany.
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
On April 30, 2012, the Company completed a $30 million investment by POSCO. Under the terms of the agreement, POSCO purchased 20.0 million shares of common stock at a price of $1.50 per share for proceeds of $30 million. These proceeds were received on May 3, 2012. This investment brings POSCO's common stock ownership percentage in the Company to approximately 16%.

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
Comparison of the Years Ended October 31, 2012 and October 31, 2011
Revenues and Costs of revenues
Our revenues and cost of revenues for the years ended October 31, 2012 and 2011 were as follows:

	Years Ended October 31,		Change
	2012	2011	$	%
Total revenues	$120,603	$122,570	$(1,967)	(2)

Total cost of revenues	$120,158	$135,180	$(15,022)	(11)

Total gross profit (loss)	$445	$(12,610)	$13,055	(104)

Total Sales Cost-to-revenue ratio (1)	1.00	1.10		(9)

(1)	Cost-to-revenue ratio is calculated as total cost of revenues divided by total revenues.
Total revenues for the year ended October 31, 2012 decreased $2.0 million, or 2 percent, to $120.6 million from $122.6 million during the same period last year. Total cost of revenues for the year ended October 31, 2012 decreased by $15.0 million, or 11 percent, to $120.2 million from $135.2 million during the same period last year. A discussion of the changes in product sales and service agreement revenues and research and development contract revenues follows.

Product sales and service agreement revenues
Our product sales and service agreement revenues and cost of revenues for the years ended October 31, 2012 and 2011 were as follows:

	Years Ended October 31,		Change
	2012	2011	$	%
Revenues:
Product sales	$94,950	$103,007	$(8,057)	(8)
Service agreement revenues	18,183	12,097	6,086	50
Total	$113,133	$115,104	$(1,971)	(2)
Cost of Revenues:
Product sales	$93,876	$96,525	$(2,649)	(3)
Service agreement revenues	19,045	30,825	(11,780)	(38)
Total	$112,921	$127,350	$(14,429)	(11)
Gross profit (loss):
Gross profit (loss) from product sales	$1,074	$6,482	$(5,408)	—
Gross loss from service agreement revenues	(862)	(18,728)	17,866	(95)
Total	$212	$(12,246)	$12,458	(102)
Product sales cost-to-revenue ratio (1)	0.99	0.94		5
Service agreement revenues cost-to-revenue ratio (1)	1.05	2.55		(59)

(1)	Cost-to-revenue ratio is calculated as cost of sales and revenues divided by sales and revenues.
Product sales and service agreement revenues decreased $2.0 million, or 2 percent, in the fiscal year ended October 31, 2012 to $113.1 million compared to $115.1 million for the prior year period. Cost of product sales and service agreement revenues decreased $14.4 million, or 11 percent in fiscal year ended October 31, 2012 to $112.9 million compared to $127.4 million in the same period the prior year. This decrease is primarily due to continued focus on reducing product costs and enhancing manufacturing processes and efficiencies. The decrease is also partially a result of a B1200 repair and upgrade program charge recorded in fiscal 2011 totaling $8.3 million. Also, fiscal 2011 cost of sales reflects a benefit of approximately $1.0 million from a vendor settlement related to certain prior period issues associated with components purchased from this vendor.
Gross profit for product sales and service agreement revenues is $0.2 million, compared to a gross loss of $12.2 million in fiscal 2011. The cost-to-revenue ratio was .99-to-1.00 for fiscal year ended October 31, 2012 compared to 1.11-to-1.00 for fiscal year ended October 31, 2011 (1.03-to-1.00 excluding the $8.3 million B1200 repair and upgrade charge). Excluding the $8.3 million B1200 repair and upgrade charge in fiscal year ended October 31, 2011, the year-over year improvement is a result of continued focus on reducing product costs, enhancing manufacturing processes and efficiencies, and improving the financial profile of the service business.
Product Sales and Cost of Sales
Product sales and revenues for fiscal year ended October 31, 2012 included $77.0 million from the sale of power plants, fuel cell kits, fuel cell modules, and other fuel cell power plant components and $18.0 million of revenue primarily from the design and delivery of capital equipment to POSCO for their fuel cell module assembly facility as well as construction and installation services. This compared to product sales and revenues in fiscal 2011 which included $88.0 million from the sale of power plants, fuel cell kits, fuel cell modules, and other fuel cell power plant components and $15.0 million of revenue primarily from the design and delivery of capital equipment to POSCO for their fuel cell module assembly facility as well as construction and installation services.
Cost of product sales decreased $2.6 million in fiscal year ended October 31, 2012 to $93.9 million, compared to $96.5 million in the same period the prior year. Gross profit decreased $5.4 million to $1.1 million in fiscal 2012 compared to $6.5 million in fiscal 2011 on a mix primarily consisting of fuel cell kits in fiscal 2012 compared to a higher volume of revenue from complete power plants in fiscal 2011 which had higher margins.
As of October 31, 2012 our production run-rate was 56 MW.

Service Agreement Revenues and Cost of Revenues
Service agreement revenues for fiscal year ended October 31, 2012 totaled $18.1 million from service and power purchase agreements, compared to $12.1 million for fiscal 2011, on an increased number of service agreements as the Company's number of units in the field continues to grow. Service agreement cost of revenues decreased to $19.0 million from $30.8 million in fiscal 2011. The gross loss on service agreements decreased to $0.9 million for fiscal year ended October 31, 2012, compared to $18.7 million for the comparable prior year period. The improvement in service agreement margins is primarily due to lower stack replacement and routine maintenance costs and increased revenues on new MW class product installations. The loss on service agreements has historically been due to high maintenance, stack replacement and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the loss on service agreements to continue to decline. Fiscal 2011 also includes a B1200 repair and upgrade program charge totaling $8.3 million.

Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and inventory excess and obsolescence charges. Cost of service agreements include maintenance and stack replacement costs to service power plants for customers with long-term service agreements and operating costs for our units under PPA's.
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
Research and development contracts
Research and development contracts revenue is derived primarily (greater than 90 percent) from the DOE and other governmental agencies. Research and development contracts revenue and related costs for the fiscal years ended October 31, 2012 and 2011 were as follows:

	Years Ended October 31,		Percentage
	2012	2011	change
Research and development contracts	$7,470	$7,466	—%
Cost of research and development contracts	7,237	7,830	(8)%
Gross profit (loss)	$233	$(364)	(164)%
Research and development contracts revenue for fiscal year 2012 was $7.5 million, unchanged when compared to fiscal year 2011. Cost of research and development contracts decreased $0.6 million to $7.2 million during fiscal 2012, compared to $7.8 million for 2011. Gross profit (loss) from research and development contracts for 2011 was $0.2 million or 3 percent, compared to ($0.4 million) or (5 percent) in 2011. The increase in margins is due to the mix of cost share on contracts with activity during the period.
Administrative and selling expenses
Administrative and selling expenses were $18.2 million for the fiscal year ended October 31, 2012 compared to $16.3 million during fiscal 2011. Administrative and selling increased as a result of higher market development expenditures for a number of power plant projects and expenditures incurred for additional operations in Europe.

Research and development expenses
Research and development expenses decreased $2.4 million to $14.4 million during fiscal 2012, compared to $16.8 million in 2011. The decrease reflects cost reduction initiatives that resulted in lower overhead costs and also reflects continued focus on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the fiscal year ended October 31, 2012 was $32.1 million compared to a loss of $45.7 million in 2011. The decrease reflects lower product costs and decreased research and development expenses, partially offset by higher administrative and selling expenses.
Interest expense
Interest expense, decreased to $2.3 million for the fiscal year ended October 31, 2012 compared to $2.6 million for the fiscal year ended October 31, 2011. Interest expense for both years includes interest for the amortization of the redeemable preferred stock of subsidiary of $2.0 million and $2.4 million, respectively.
Income/(loss) from equity investments
Equity loss of $0.6 million was recorded in fiscal year ended October 31, 2012 relating to our investment in Versa compared to income of $0.1 million for the fiscal year ended October 31, 2011.
Impairment of equity investment
An impairment charge was recorded in the fourth quarter of 2012 as an adjustment to the carrying value of the investment in Versa. Refer to Overview and Recent Developments for additional information.
License fee and royalty income
License fee income for the fiscal year ended October 31, 2012 was $1.6 million compared to $1.7 million for the fiscal year ended October 31, 2011. The license fee income for both periods represents the license fee and royalty income earned from POSCO.
Other income (expense), net
Other income (expense), net, increased to $1.2 million for fiscal 2012 compared to $1.0 million for 2011. Other income (expense) for fiscal 2012 represents insurance proceeds received relating to an insurance recovery from a prior year claim and income received from scrap sales. Other income (expense), net for fiscal 2011 includes foreign currency translation gains on the Series 1 preferred stock obligation.
Accretion of Preferred Stock of Subsidiary
The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.5 million for the fiscal year ended October 31, 2011. The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets in fiscal year 2011 from redeemable minority interest to a liability (preferred stock obligation of subsidiary). Refer to Recent Developments as well as the section on adjustment for modification of redeemable preferred stock of subsidiary below and Note 12 of Notes to Consolidated Financial Statements for more information.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the fiscal year ended October 31, 2012 our provision for income taxes was $0.1 million, which related to South Korean tax obligations. Although we were gross margin profitable for fiscal year 2012, we cannot estimate when production volumes will be sufficient to generate taxable income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets. Approximately $4.2 million of our valuation allowance would reduce additional paid in capital upon subsequent recognition of any related tax benefits.

As of October 31, 2012, we had $659 million of federal NOL carryforwards that expire in the years 2020 through 2032 and $372 million in state NOL carryforwards that expire in the years 2012 through 2032. Additionally, we had $9.5 million of state tax credits available, of which $1 million expires in 2018. The remaining credits do not expire.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for years ended October 31, 2012 and October 31, 2011 was $0.4 million and $0.3 million, respectively.
Adjustment for modification of redeemable preferred stock of subsidiary
Modification of the redeemable preferred stock of subsidiary resulted in a charge of $9.0 million for year ended October 31, 2011. The Company modified the terms of the instrument causing the reclassification of the instrument to a liability, which resulted in the Company accounting for the modification of the Series 1 Preferred shares as an extinguishment and therefore the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on our balance sheet prior to the modification represented a return to the preferred stockholder and was treated in a manner similar to the treatment of dividends paid on preferred stock. Accordingly, the difference between (1) the fair value of the Series 1 Preferred shares and (2) the carrying amount of the Series 1 Preferred shares on our balance sheet prior to the modification was recorded as a reduction of additional paid in capital of $9.0 million and was presented on the consolidated statements of operations as an adjustment for modification of redeemable preferred stock of subsidiary to arrive at net loss to common shareholders and is included in the calculation of net loss to common shareholders per share. The Company made its scheduled payments of Cdn. $4.4 million and Cdn. $10.9 million during fiscal 2012 and 2011, respectively, under the terms of the modified agreement, including the recording of interest expense of approximately Cdn. $2.0 million and Cdn. $2.3 million, respectively. As of October 31, 2012 and October 31, 2011, the carrying value of the Series 1 Preferred shares was Cdn.$14.2 million ($14.2 million USD) and Cdn.$16.6 million ($16.7 million USD), respectively, and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $3.2 million in each for the fiscal year end periods of October 31, 2012, and 2011.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock, and the fiscal year 2011 $9.0 million adjustment for the modification of redeemable preferred stock of subsidiary. For the fiscal years ended October 31, 2012 and 2011, net loss to common shareholders was $38.7 million and $57.9 million, respectively and loss per common share was $(0.23) and $(0.47), respectively.
Comparison of the Years Ended October 31, 2011 and October 31, 2010
Revenues and Costs of revenues
Our revenues and cost of revenues for the years ended October 31, 2011 and 2010 were as follows:

	Years Ended October 31,		Change
	2011	2010	$	%
Total revenues	$122,570	$69,777	$52,793	76

Total cost of revenues	$135,180	$88,430	$46,750	53

Total gross loss	$(12,610)	$(18,653)	$6,043	(32)

Total Sales cost-to-revenue ratio (1)	1.10	1.27		(13)

(1)	Cost-to-revenue ratio is calculated as total cost of revenues divided by total revenues.

Total revenues for the year ended October 31, 2011 increased $52.8 million, or 76 percent, to $122.6 million from $69.8 million during the same period last year. Total cost of revenues for the year ended October 31, 2011 increased by $46.8 million, or 53 percent, to $135.2 million from $88.4 million during the same period last year. A discussion of the changes in product sales and service agreement revenues and research and development contract revenues follows.
Product sales and service agreement revenues
Our product sales and service agreement revenues and cost of revenues for the years ended October 31, 2011 and 2010 were as follows:

	Years Ended October 31,		Change
	2011	2010	$	%
Revenues:
Product sales	$103,007	$50,192	$52,815	105
Service agreement revenues	12,097	9,034	3,063	34
Total	$115,104	$59,226	$55,878	94
Cost of Revenues:
Product sales	$96,525	$54,433	$42,092	77
Service agreement revenues	30,825	23,627	7,198	30
Total	$127,350	$78,060	$49,290	63
Gross profit (loss):
Gross profit (loss) from product sales	$6,482	$(4,241)	$10,723	(253)
Gross profit (loss) from service agreement revenues	(18,728)	(14,593)	(4,135)	28
Total	$(12,246)	$(18,834)	$6,588	(35)
Product sales Cost-to-revenue ratio (1)	0.94	1.08		(13)
Service agreement revenue Cost-to-revenue ratio (1)	2.55	2.62		(3)

(1)	Cost-to-revenue ratio is calculated as cost of sales and revenues divided by sales and revenues.

Product sales and service agreement revenues increased $55.9 million, or 94 percent, in the fiscal year ended October 31, 2011 to $115.1 million compared to $59.2 million for the prior year period. Cost of product sales and service agreement revenues increased $49.3 million, or 63 percent in fiscal year ended October 31, 2011 to $127.4 million compared to $78.1 million in the same period the prior year. This increase is primarily due to the significant growth in revenues during fiscal 2011 as discussed below in product sales and cost of sales, as compared to fiscal 2010, as well as the B1200 repair and upgrade program charge totaling $8.3 million. Fiscal 2011 cost of sales also reflects a benefit of approximately $1.0 million from a vendor settlement related to certain prior period issues associated with components purchased from this vendor.

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

Product Sales and Cost of Sales

Product sales and revenues for fiscal year ended October 31, 2011 included $88.0 million from the sale of power plants, fuel cell kits, fuel cell modules, and other fuel cell power plant components and $15.0 million of revenue primarily from the design and delivery of capital equipment to POSCO for their fuel cell module assembly facility as well as construction and installation services. This compared to product sales and revenues in fiscal 2010 which included $46.5 million of product sales (complete power plants, modules and components) and $3.6 million related to the sale of stack module assembly and conditioning equipment to POSCO and for site engineering and construction work for projects where we are responsible for complete power plant system installation. The increase in revenues is attributable to increased order flow from the Korea and California markets and resulting increase in production over the prior year. As of October 31, 2011 our production run-rate was 56 MW.

Cost of product sales increased $42.1 million to $96.5 million for fiscal year ended October 31, 2011. Gross profit on product sales increased $10.7 million to $6.5 million in fiscal 2011 from a gross loss of $4.2 million in fiscal 2010. The improved margins and cost ratio are the result of improved absorption of fixed overhead costs from increased volume and lower product costs and aftermarket costs.

Service Agreement Revenues and Cost of Revenues

Service agreement revenues for fiscal year ended October 31, 2011 totaled $12.1 million from service and power purchase agreements, compared to $9.1 million for fiscal 2010 on an increase in the number of service agreements as the Company's number of operating units in the field increases as well as service agreements on new MW class product installations. Service agreement cost of revenues increased to $30.8 million from $23.6 million in fiscal 2010 due to the charge for the B1200 repair and upgrade program totaling $8.3 million in fiscal 2011. The gross loss on service agreements increased to $18.7 million for fiscal year ended October 31, 2011 from $14.6 million in fiscal 2010. Excluding the B1200 repair and upgrade program charge, the gross loss would have been $10.4 million, an improvement of $4.2 million from fiscal 2010. This improvement is primarily due to lower stack replacement and routine maintenance costs and increased revenues on new MW class product installations. The loss on service agreements has historically been due to high maintenance, stack replacement and other costs on older and sub-MW product designs.

Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and lower of cost or market inventory adjustments. Cost of service agreements include maintenance and stack replacement costs to service power plants for customers with long-term service agreements and operating costs for our units under PPA's.

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

	Years Ended October 31,		Percentage
	2011	2010	change
Research and development contracts	$7,466	$10,551	(29)%
Cost of research and development contracts	7,830	10,370	(25)%
Gross (loss) profit	$(364)	$181	(301)%

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
Income/(loss) from equity investments

Equity income of $0.1 million was recorded in fiscal year ended October 31, 2011 relating to our investment in Versa compared to a loss of $0.7 million for the fiscal year ended October 31, 2010. The increase in Versa income is due to new research and development contracts entered into by Versa during fiscal 2011.
License fee and royalty income
License fee income for the period ended October 31, 2011 was $1.7 million compared to $1.6 million for the period ending October 31, 2011. The license fee income for both periods represents the license fee and royalty income earned from POSCO.
Other income (expense), net

Other income (expense), net, for the period ended October 31, 2011 was $1.0 million compared to ($0.3) million for the period ending October 31, 2010. Other income (expense), net for fiscal year 2011 included the benefit of foreign currency translation gains on the Series 1 Preferred stock obligation of subsidiary.

Accretion of Preferred Stock of Subsidiary

The Series 1 Preferred Shares issued by our subsidiary, FCE Ltd., to Enbridge were originally recorded at a substantial discount to par value (“fair value discount”). On a quarterly basis, the carrying value of the Series 1 Preferred Shares was increased to reflect the passage of time with a corresponding non-cash charge (accretion). The accretion of the fair value discount was $0.5 million and $2.4 million for the fiscal years ended October 31, 2011 and 2010, respectively. The modification of the Series 1 preferred share agreement resulted in a reclassification of the instrument on the consolidated balance sheets from redeemable minority interest to a liability (preferred stock obligation of subsidiary). Refer to the section on adjustment for modification of redeemable preferred stock of subsidiary below and Note 12 of Notes to Consolidated Financial Statements for more information.
Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the fiscal year ended October 31, 2011 our provision for income taxes was $0.02 million, which related to South Korean tax obligations. Although we were gross margin profitable for the third and fourth fiscal quarters of 2011, we cannot estimate when production volumes will be sufficient to generate taxable income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets. Approximately $4.2 million of our valuation allowance would reduce additional paid in capital upon subsequent recognition of any related tax benefits.

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

Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $3.2 million in each for the fiscal year end periods of October 31, 2011 and 2010.

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
Our annualized production rate was 52 MW for fiscal year 2012. Our current manufacturing capacity is up to 90 MW and we have incurred approximately $2.6 million for upgrades and maintenance of production assets during the year ended October 31, 2012. The Company expects to generate gross profit from product sales and revenues with production volumes in the range of 50 MW to 55 MW on an annualized basis. Increasing annual order volume and reduced product costs are expected to reduce annual cash use and we expect positive cash flows and net income profitability at an annual production rate of 80 - 90 MW.
The 121.8 MW POSCO order, combined with scheduled re-stacks of existing power plant installations that are currently under Service Agreements (SA's) is expected to provide a base level of production of approximately 50 MW per year through 2016 at the Company's production facility in Torrington, Connecticut. EBITDA (earnings before interest, taxes, depreciation and amortization) breakeven is expected with annual production volume of approximately 80 MW. Based on cost reduction trends and greater clarity around anticipated order volume, the Company anticipates reaching positive quarterly operating cash flow by late 2013 or early 2014 as measured by EBITDA. Order flow is expected to accelerate based on the expected closure of projects currently under discussion with prospective customers and project finance investors as well as opportunities arising from the execution of strategic initiatives. As order flow dictates, the Company will ramp production to meet demand.
The cell license agreement has multiple benefits for both FuelCell Energy and POSCO. POSCO is currently designing and will construct a cell manufacturing facility in South Korea capacity capable of producing up to 140 MW of product annually. Production in South Korea will improve responsiveness for meeting demand under the Renewable Portfolio Standard. The Company will avoid capital investment for Asian market development and will benefit from market expansion by receiving a royalty payment from POSCO for each power plant sold, with a 15 year royalty term. Establishing a second source of supply for fuel cell modules mitigates a risk factor for prospective customers evaluating long term fuel cell power plant projects that include scheduled replacement stacks. Increased production volume, whether in the USA or South Korea will reduce the cost of DFC plants, further spurring market adoption.
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
Cash Flows
Cash, cash equivalents, and investments in U.S. treasuries totaled approximately $57.5 million as of October 31, 2012 compared to $63.4 million as of October 31, 2011.
Net use of cash, cash equivalents and investments during the fiscal year ended October 31, 2012 was $68.2 million compared to $21.6 million during the fiscal year ended October 31, 2011. These totals exclude proceeds from underwritten common stock offerings of $62.1 million and $26.5 million in 2012 and 2011, respectively, as well as revolver net borrowings of $4.0 million in 2011. Timing of billings from progress payments for commercial orders and revenue recognition resulted in higher cash, cash equivalents and investments in US treasuries utilization during the period ended October 31, 2012 compared to the prior year.
Cash and cash equivalents as of October 31, 2012 was $57.5 million compared to $51.4 million as of October 31, 2011. The key components of our cash inflows and outflows were as follows:
Operating Activities - Cash used in operating activities was $58.7 million during fiscal year 2012 compared to $8.5 million used in operating activities during 2011. The increase in operating cash use compared to the prior year period is a result of a decrease in deferred revenue due to new order milestone payments in 2011 and a decrease in accrued liabilities primarily due to the reserve established for the B1200 repair and upgrade program in 2011. There was also an increase in accounts and license fee receivables , partially offset by a decrease in other assets due to accumulated depreciation of restacks under LTSA's offset by restacks (refer to discussion of Critical Accounting Policies and Estimates below). In addition, there was higher inventory in 2012 resulting from work-in-process which includes standard components of inventory that are used to build typical modules or stack components that are intended to be used in future power plant orders.
Investing Activities - Cash provided by investing activities was $7.5 million during fiscal year 2012 compared to net cash provided by investing activities of $18.0 million during 2011. The decrease of $10.5 million was mainly due to the net maturity of U.S treasuries during 2012 of $12.0 million, compared to a net maturity of U.S. treasuries of $22.0 million during 2011. Also during fiscal year 2012, the Company purchased capital equipment totaling $4.5 million compared to $3.4 million of capital equipment purchased during fiscal year 2011. In addition, during fiscal year 2011, the Company funded $0.6 million through a convertible loan to Versa Power Systems, Inc.
Financing Activities - Cash provided by financing activities was $57.2 million during fiscal year 2012 compared to net cash provided by financing activities of $21.4 million in the prior year period. Cash provided by financing activities for fiscal 2012 and 2011 includes net proceeds from the sale and issuance of common stock, net of registration fees, of $64.0 million and $32.9 million, respectively. The increase in financing cash in 2012 compared to 2011 is also a result of the Company incurring higher return of capital payments on the Series 1 Preferred Share Obligation during fiscal year 2011 compared to fiscal year 2012.
The Company closed on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States during fiscal year 2011 and had net borrowings outstanding of $4.0 million as of October 31, 2012 and 2011. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services.
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
Increasing annual order volume
We need to increase annual order volume to achieve profitability. Increased production volumes lower costs by leveraging supplier/purchasing opportunities, creating opportunities for incorporating manufacturing process improvements, and spreading fixed costs over more units. Our overall manufacturing process has a production capacity of up to 90 MW with full utilization. Updates on our key geographic markets are as follows:

South Korea: The RPS in South Korea took effect at the beginning of 2012, requiring an increase of new and renewable power generation to 10 percent by 2022 from 2 percent in 2012. The program mandates the addition of 0.5 percent of renewable power generation per year through 2016, which equates to approximately 350 megawatts, increasing to 1.0 percent per year through 2022 or approximately 700 megawatts per year. Fuel cells operating on natural gas and biogas qualify under the mandates of the program.

High efficiency fuel cells are an excellent green energy solution for South Korea due to the need to import fuels for power generation, ease of siting in populated areas, and the poor wind and solar profiles of the Korean Peninsula. The South Korean government desires clean distributed generation power sources to support their growing power needs while minimizing additional investment and congestion of the transmission grid. Fuel cells address these needs and have been designated a key economic driver for the country due to their ultra-clean emissions, high efficiency and reliable distributed generation capabilities which will help South Korea achieve its RPS and electricity generation goals.

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

These markets represent a potential for an estimated 76,750 megawatts of renewable power by 2025, according to the Union of Concerned Scientists. Fuel cells using biogas qualify as renewable power generation technology in all of the RPS states in the U.S., and nine states specify that fuel cells operating on natural gas are also eligible for these initiatives in recognition of the high efficiency of fuel cells.

Most of our installed base in the U.S. is located in California and Connecticut, both of which have enacted RPS programs. California enacted legislation in 2010 that increases the clean energy requirement of its state RPS from 20 percent to 33 percent and is developing plans to deploy 12,000 megawatts of distributed generation by 2020. Connecticut's RPS requires utilities to purchase 20 percent of their peak electricity needs, or about 1,000 megawatts, from clean power sources by 2020.

California: In some regions in California, clean air permitting is a significant hurdle to the installation of combustion-based power generation. The low emissions and near-zero pollutant profile of our products facilitates the clean air permitting process. Three of our DFC power plants (the 2.8 MW DFC3000, the 1.4 MW DFC1500 and 300 kW DFC300) have received certification under the California Air Resources Board's distributed generation standards when operating on natural gas and both the DFC1500 and DFC300 received certification when operating on natural gas and all three models are undergoing certification in a more recently enacted biogas certification program.

Programs which benefit fuel cells in California are the Self-Generation Incentive Program (SGIP), a renewable feed in tariff (FIT) program, and a CHP feed-in tariff (CHP FiT) program which were enacted to reduce greenhouse gases and encourage clean distributed generation. Under the SGIP program, qualifying fuel cell projects of up to three megawatts are eligible for incentives of up to $4,250 per kilowatt when operating on renewable biogas and up to $2,250 per kilowatt when operating on clean natural gas. The SGIP program is funded through 2014. Under both FIT programs, excess electricity not used on-site can be sold at a price higher than the normal wholesale power rate. This feed-in tariffs may improve the economics of some fuel cell projects. California's carbon reduction cap and trade program under Assembly Bill AB32 also provides preferential treatment for fuel cells.

The State of California enacted AB32 in late 2012, which is a cap-and-trade program designed to minimize the emission of greenhouse gases. Fuel cells are treated favorably under the program as they are excluded from the compliance obligations of the program, both for fuel cells operating on clean natural gas or renewable biogas. This legislation is expected to drive demand for fuel cell power plants as facilities with combustion based power generation, heating and/or cooling can reduce or eliminate their compliance costs by deploying fuel cells. The first carbon auction valued carbon credits at approximately $10/ton, a level that attracts attention as it is high enough to favorably impact project economies.

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

Connecticut: Connecticut has adopted a comprehensive clean energy policy, including a state RPS, designed to increase energy efficiency and expand renewable power and a long-term renewable energy credit (REC) program funded with $300 million over 20 years. The REC program is expected to be more effective in fostering the near-term adoption of clean distributed generation than prior legislation. Our DFC power plants are providing power for food processors, a university, an insurance company data center and government facilities in the state as well as the previously mentioned 14.9 MW fuel cell park to support the electric grid. As we grow, our company is contributing to the state economy, creating sustainable and good paying jobs in the manufacturing sector as well as research, engineering and administrative jobs.

Canada: Our DFC-ERG (Direct FuelCell Energy Recovery GenerationTM) system, deployed with our partner Enbridge, Inc., is specifically designed for natural gas pressure letdown stations. Natural gas is piped under high pressure over long distances and the pressure must be reduced at letdown stations before it can be distributed locally. Our fuel cell power plant is coupled with a turbo expander to harness energy from the letdown process that is otherwise lost. Our first DFC-ERG power plant went into operation in Toronto in 2008. The DFC-ERG plant attained an average electrical efficiency of 62.5 percent, peak electrical efficiency above 70 percent and reduction in greenhouse gas emissions of up to 45 percent.

Europe: The European power generation market values efficiency and low emissions and represents significant opportunity for stationary fuel cell power plants. Two markets with recent opportunities include Germany as they transition away from nuclear power generation and the United Kingdom as they work to achieve aggressive carbon reduction goals. We are utilizing a multi-channel approach in Europe to develop the market for stationary fuel cell power plants. During fiscal year 2012, we announced two strategic partnerships with European-based partners and the formation of a German-based joint venture.

In fiscal year 2012, we announced a partnership with German-based Fraunhofer IKTS that subsequently led to the formation of a joint venture, FuelCell Energy Solutions, GmbH (FCES). FuelCell Energy Solutions is a German-based joint venture that is 75 percent owned by FuelCell Energy, Inc. and 25 percent owned by Fraunhofer IKTS. The Fraunhofer Institute for Ceramic Technologies and Systems IKTS focuses on the development of new energy supply systems using ceramic system components, including fuel cells. Fraunhofer has expertise in fuel cell technology and is assisting with the development of the European market for our products. FCES sold a DFC power plant to the developer of a government office complex in Berlin, Germany that will house a Federal Ministry and sold a DFC power plant to the developer of an office tower in London, England. Both installations are high-visibility locations that are expected to increase awareness of the attributes and benefits of clean distributed generation fuel cell power plants.

In fiscal year 2012, we announced a partnership with Spanish-based Abengoa to develop the market in Spain and Latin America with a focus on renewable fuels including both gaseous and liquid biofuels. Abengoa operates in more than 80 countries, including the development and ownership of power generation and electrical transmission projects in Spain, Latin America and the USA. Business partner selection is critical to success and the Abengoa partnership discussed in greater detail below is with an organization that has sufficient scale and reach to develop and grow a fuel cell market in the targeted geographies, particularly renewable biogas opportunities in Spain and other select European countries as well as liquid biofuel opportunities such as sugar cane ethanol in Brazil. Abengoa has purchased a DFC module for installation at their headquarters in Seville, Spain.

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
Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of October 31, 2012 and the related payments by fiscal year is summarized as follows:

		Payments Due by Period
			Less than	1 - 3	3 - 5	More Than
Contractual Obligations		Total	1 year	years	years	5 years
Purchase Commitments	(1)	$54,895	$50,180	$4,715	$—	$—
Series 1 Preferred obligation	(2)	14,437	1,249	2,499	2,499	8,190
Term loans (principal and interest)		4,314	1,027	422	466	2,399
Capital and operating lease commitments	(3)	3,171	1,203	1,874	94	—
Revolving Credit Facility	(4)	4,000	4,000	—	—	—
Series B Preferred dividends payable	(5)	—	—	—	—	—
Total		$80,817	$57,659	$9,510	$3,059	$10,589

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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
(4) The amount represents the amount outstanding as of October 31, 2012 on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is April 3, 2013. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At October 31, 2012, we had an outstanding balance of $3.5 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require (i) interest only payments on outstanding balances through November 2009 and (ii) interest and principal payments commencing in December 2009 through May 2018.
Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. The outstanding balance on this loan, including accrued interest, is $0.8 million as of October 31, 2012. The Connecticut Clean Energy and Finance Investment Authority (CEFIA) is the successor agency to the Connecticut Clean Energy Fund. In conjunction with the closing of the sale of the Bridgeport project and sale of the project assets from BFCP to Dominion in December 2012, the Board of CEFIA approved a resolution to provide a new loan agreement of approximately $5.8 million to FuelCell Energy specific to the Company's support of this project. A portion of the proceeds of this new loan will be used to repay the BFCP loan and the balance will be drawn down during 2013 as working capital support. As of January 14, 2013, the new loan agreement and terms are now being finalized with CEFIA. We expect the new loan agreement to carry an interest rate of 5.0% and principal will be repayable commencing on the eighth anniversary of the project's provisional acceptance date in forty eight equal monthly installments.
We have pledged approximately $10.6 million of our cash and cash equivalents as collateral and standby letters of credit for certain banking requirements and contracts. As of October 31, 2012, outstanding standby letters of credit totaled $9.6 million. These expire on various dates through July 2015.
As of October 31, 2012, we identified uncertain tax positions aggregating $15.7 million and reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
In addition to the commitments listed in the table above, we have the following outstanding obligations:
Power purchase agreements
In California, we have 1.5 MW of power plant installations under power purchase agreements ranging in duration from five to seven years. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel to run the power plants.
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after acceptance of the product. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from one to 20 years. Our standard and most prevalent services agreement term is five years. Currently, the Company has a limited number of SA's with terms in excess of five years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Also see Critical Accounting Policies and Estimates for additional details.
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of October 31, 2012, research and development sales backlog totaled $12.2 million, of which $4.7 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants and modules (ii) the sale of component part kits and spare parts to customers, (iii) site engineering and construction services (iv) providing services under SA's, (v) the sale of electricity under power purchase agreements (“PPA”) as well as incentive revenue from the sale of electricity under PPA’s, and and (vi) customer-sponsored research and development projects. The Company periodically enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to ensure that consideration under the arrangement is being appropriately allocated to each of the deliverables. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.04 million and $0.1 million as of October 31, 2012 and 2011, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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
Under PPA's, revenue from the sale of electricity is recognized as electricity is provided to the customer. Incentive revenue is recognized ratably over the term of the PPA.

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
In addition to the components of revenue described above, the Company receives license fees and royalty income from POSCO as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. This includes upfront payments which are being amortized over the term and royalty payments based on a percentage of sales of components manufactured by POSCO. On October 31, 2012, we entered into a new license agreement; Cell Technology Transfer Agreement which provides POSCO with the technology to manufacture Direct FuelCell power plants in South Korea and the market access to sell power plants throughout Asia. In conjunction with this agreement we amended the 2010-year manufacturing and distribution agreement with POSCO and the 2009 License Agreement. The new 2012 agreement and the amendments have the effect of revising the 4.1 percent royalty payments on sales of just the BOP required under each of these agreements and replacing it with 3.0 percent, based on the total selling price of the DFC power plants.
We generally recognize license fees and other revenue over the term of the associated agreement. Royalties represent the largest component of non-product sales revenue and are recognized as earned and are classified as license fee and royalty income in the accompanying statements of operations.

Beginning in fiscal year 2013, license fees and royalty income will be included within revenues on the consolidated statement of operations. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of the agreements to reflect fees and royalties for the manufacture of complete DFC Power Plants. Classification as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity has become a significant component of non-product revenue and is expected to continue to grow over time.
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

Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of October 31, 2012 and 2011, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $2.3 million and $1.1 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees which based on historical fleet performance totaled $2.2 million as of October 31, 2012 and 2011.
The Company provides for reserves on all SA's when the estimated future stack replacements and service costs exceed the remaining contract value. Reserve estimates for future costs on SA's are determined by a number of factors including the estimated remaining life of the stack, used replacement stacks available, our limit of liability on SA's and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of October 31, 2012, our reserve on service agreement contracts totaled $5.0 million compared to $8.9 million as of October 31, 2011.
At the end of our SA's, customers are expected to either renew the SA or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where we do not expect to have a restack during the term, but a restack is required and if the customer agrees at the time of a restack to return the stack to the Company at the end of the SA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer the cost of the stack is expensed. As of October 31, 2012, the total remaining stack asset value was $14.3 million compared to $15.1 million as of October 31, 2011. As of October 31, 2012, accumulated depreciation on stack assets totaled approximately $7.6 million compared to $2.4 million at October 31, 2011.
During the second quarter of fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. In the fourth quarter of fiscal 2011, the Company reduced its estimate of future costs under this program by $0.5 million recorded as a benefit to cost of product sales and revenues. As of October 31, 2012, the reserve balance was $4.8 million compared to $7.9 million as of October 31, 2011. The decrease in the reserve balance was a result of actual repair and upgrade costs incurred totaling $3.7 million offset by an increase to the reserve of $0.6 million during the fourth quarter of 2012 to adjust for the cost of modules to be provided to POSCO.
The Company has completed the repair activities related to the program. The remaining reserve balance is primarily related to modules which are expected to be deployed as field replacements and will be provided to POSCO per the terms of the commitment when needed.
Share-Based Compensation
We account for restricted stock awards (RSA’s) based on the closing market price of the Company’s common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $2.1 million and $2.6 million for the fiscal years ended October 31, 2012 and 2011, respectively.
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
Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2012 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2012 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of the end of our 2012 fiscal year under Section 382.
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
Interest Rate Exposure
We typically invest in U.S. Treasury securities with maturities ranging from less than three months to one year or more. We expect to hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At October 31, 2012, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk from changing interest rates. Based on our overall interest rate exposure at October 31, 2012, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
As of October 31, 2012, approximately six percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities in our consolidated balance sheets as of October 31, 2012 and 2011 was $0.7 million and $0.6 million, respectively. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to the assumptions are not expected to have a material effect on our results of operations or financial condition.
Warrants
In connection with our investment in Versa, we received warrants for the right to purchase additional shares of Versa’s common stock. At October 31, 2012 and 2011, we held warrants for the right to purchase 2,544 and 4,830 shares of Versa’s common stock, respectively. We have determined that these warrants represent derivatives. The fair value of the warrants is based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of the warrants at October 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively and was included within investment and loan to affiliate in our consolidated balance sheets. Changes in any of these assumptions would result in a change in the fair value of the warrants and impact our results of operations; however; the impact is not expected to be material. For example, a 10 percent decrease in the volatility assumption would not have a material impact on our results of operations, assuming all other assumptions remain the same.

On December 20, 2012, we acquired the remaining 61% of outstanding shares of common stock of Versa and are now the 100% owner.  In connection with such acquisition and our 100% ownership, the warrants were terminated.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders

FuelCell Energy, Inc.:
We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2012. We also have audited FuelCell Energy, Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FuelCell Energy, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal controls over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc. and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, FuelCell Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Hartford, Connecticut

January 14, 2013

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	October 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$57,514	$51,415
Investments — U.S. treasury securities	—	12,016
License fee receivable	10,000	—
Accounts receivable, net of allowance for doubtful accounts of $586 and $555, respectively	25,984	21,950
Inventories, net	47,701	40,101
Other current assets	4,727	7,466
Total current assets	145,926	132,948
Property, plant and equipment, net	23,258	23,925
Investment in and loans to affiliate	6,115	10,466
Other assets, net	16,186	16,291
Total assets	$191,485	$183,630
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$5,161	$5,056
Accounts payable	12,254	14,143
Accounts payable due to affiliate	203	104
Accrued liabilities	20,265	26,894
Deferred revenue	45,939	64,114
Preferred stock obligation of subsidiary	1,075	3,854
Total current liabilities	84,897	114,165
Long-term deferred revenue	15,533	7,000
Long-term preferred stock obligation of subsidiary	13,095	12,878
Long-term debt and other liabilities	3,975	4,105
Total liabilities	117,500	138,148
Redeemable preferred stock (liquidation preference of $64,020 at October 31, 2012 and October 31, 2011)	59,857	59,857
Total Equity (Deficit):
Shareholders’ equity (deficit)
Common stock ($.0001 par value; 275,000,000 and 225,000,000 shares authorized at October 31, 2012 and 2011, respectively; 185,856,123 and 138,400,497 shares issued and outstanding at October 31, 2012 and 2011, respectively)	18	13
Additional paid-in capital	751,256	687,857
Accumulated deficit	(736,831)	(701,336)
Accumulated other comprehensive income	66	15
Treasury stock, Common, at cost (5,679 shares at October 31, 2012 and 2011)	(53)	(53)
Deferred compensation	53	53
Total shareholders’ equity (deficit)	14,509	(13,451)
Noncontrolling interest in subsidiaries	(381)	(924)
Total equity (deficit)	14,128	(14,375)
Total liabilities and equity (deficit)	$191,485	$183,630
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations
For the Years Ended October 31, 2012, 2011, and 2010
(Amounts in thousands, except share and per share amounts)

	Years Ended October 31,
	2012	2011	2010
Revenues (1):
Product sales	$94,950	$103,007	$50,192
Service agreement revenues	18,183	12,097	9,034
Research and development contracts	7,470	7,466	10,551
Total revenues	120,603	122,570	69,777
Costs of revenues:
Cost of product sales	93,876	96,525	54,433
Cost of service agreement revenues	19,045	30,825	23,627
Cost of research and development contracts	7,237	7,830	10,370
Total cost of revenues	120,158	135,180	88,430
Gross profit (loss)	445	(12,610)	(18,653)
Operating expenses:
Administrative and selling expenses	18,220	16,299	17,150
Research and development expenses	14,354	16,768	18,562
Total operating expenses	32,574	33,067	35,712
Loss from operations	(32,129)	(45,677)	(54,365)
Interest expense	(2,304)	(2,578)	(127)
Income (loss) from equity investments	(645)	58	(730)
Impairment of equity investment	(3,602)	—	—
License fee and royalty income	1,599	1,718	1,561
Other income (expense), net	1,244	1,047	(254)
Loss before redeemable preferred stock of subsidiary	(35,837)	(45,432)	(53,915)
Accretion of redeemable preferred stock of subsidiary	—	(525)	(2,367)
Loss before provision for income taxes	(35,837)	(45,957)	(56,282)
Provision for income taxes	(69)	(17)	(44)
Net loss	(35,906)	(45,974)	(56,326)
Net loss attributable to noncontrolling interest	411	261	663
Net loss attributable to FuelCell Energy, Inc.	(35,495)	(45,713)	(55,663)
Adjustment for modification of redeemable preferred stock of subsidiary	—	(8,987)	—
Preferred stock dividends	(3,201)	(3,200)	(3,201)
Net loss to common shareholders	$(38,696)	$(57,900)	$(58,864)
Net loss to common shareholders per share
Basic	$(0.23)	$(0.47)	$(0.63)
Diluted	$(0.23)	$(0.47)	$(0.63)
Weighted average shares outstanding
Basic	165,471,261	124,498,073	93,925,863
Diluted	165,471,261	124,498,073	93,925,863
See accompanying notes to consolidated financial statements.
(1) Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Equity (Deficit)
For the Years Ended October 31, 2012, 2011, and 2010
(Amounts in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Noncontrolling interest in subsidiaries	Total Equity (Deficit)
Balance, October 31, 2009	84,387,741	$8	$631,296	$(599,960)	$(2)	$(53)	$53	$—	$31,342
Sale of common stock	27,600,000	3	32,077	—	—	—	—	—	32,080
Share based compensation	—	—	2,965	—	—	—	—	—	2,965
Conversion of Series B preferred stock to common stock, net of original issuance costs	8,510	—	93	—	—	—	—	—	93
Stock issued under benefit plans	969,474	—	721	—	—	—	—	—	721
Preferred dividends — Series B	—	—	(3,201)	—	—	—	—	—	(3,201)
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(663)	(663)
Effect of foreign currency translation	—	—	—	—	13	—	—	—	13
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(55,663)	—	—	—	—	(55,663)
Balance, October 31, 2010	112,965,725	$11	$663,951	$(655,623)	$11	$(53)	$53	$(663)	$7,687
Sale of common stock	24,064,924	2	32,862	—	—	—	—	—	32,864
Share based compensation	—	—	2,577	—	—	—	—	—	2,577
Stock issued under benefit plans	1,369,848	—	654	—	—	—	—	—	654
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	—	(3,200)
FuelCell Ltd. (adjustment from Series 1 modification)	—	—	(8,987)	—	—	—	—	—	(8,987)
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(261)	(261)
Effect of foreign currency translation	—	—	—	—	4	—	—	—	4
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(45,713)	—	—	—	—	(45,713)
Balance, October 31, 2011	138,400,497	$13	$687,857	$(701,336)	$15	$(53)	$53	$(924)	$(14,375)
Sale of common stock	45,012,306	$5	$63,998	—	—	—	—	—	64,003
Share based compensation	—	—	2,054	—	—	—	—	—	2,054
Stock issued under benefit plans	2,443,320	—	548	—	—	—	—	—	548
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(411)	(411)
Sale of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	954	954
Preferred dividends - Series B	—	—	(3,201)	—	—	—	—	—	(3,201)
Effect of foreign currency translation	—	—	—	—	51	—	—	—	51
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(35,495)	—	—	—	—	(35,495)
Balance, October 31, 2012	185,856,123	$18	$751,256	$(736,831)	$66	$(53)	$53	$(381)	$14,128
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2012, 2011 and 2010
(Amounts in thousands, except share and per share amounts)

	Years Ended October 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(35,906)	$(45,974)	$(56,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,054	2,577	2,965
(Income) loss in equity investments	645	(58)	730
Impairment of equity investment	3,602	—	—
Accretion of redeemable preferred stock of subsidiary	—	525	2,367
Asset impairment	—	—	765
Depreciation	5,192	6,431	7,438
Amortization of bond premium and interest expense	2,018	2,490	91
Other non-cash transactions	(117)	114	314
(Increase) decrease in operating assets:
Accounts and license fee receivables	(14,066)	(4,046)	4,480
Inventories	(7,600)	(6,697)	(7,971)
Other assets	3,032	(15,586)	(785)
Increase (decrease) in operating liabilities:
Accounts payable	(1,790)	3,405	774
Accrued liabilities	(6,081)	10,761	3,762
Deferred revenue	(9,642)	37,573	6,404
Net cash used in operating activities	(58,659)	(8,485)	(34,992)
Cash flows from investing activities:
Capital expenditures	(4,453)	(3,350)	(2,481)
Convertible loan to affiliate	—	(600)	(600)
Treasury notes matured	12,000	55,000	32,500
Treasury notes purchased	—	(33,019)	(59,677)
Net cash provided by (used in) investing activities	7,547	18,031	(30,258)
Cash flows from financing activities:
Repayment of debt	(173)	(306)	(377)
Proceeds from debt	—	4,000	—
Proceeds received for noncontrolling interest in subsidiary	954	—	—
Net proceeds from sale of common stock, net of registration fees	64,003	32,930	32,104
Payment of preferred dividends and return of capital	(7,624)	(15,226)	(3,695)
Common stock issued for stock plans and related expenses	—	—	(151)
Net cash provided by financing activities	57,160	21,398	27,881
Effects on cash from changes in foreign currency rates	51	4	13
Net increase (decrease) in cash and cash equivalents	6,099	30,948	(37,356)
Cash and cash equivalents-beginning of year	51,415	20,467	57,823
Cash and cash equivalents-end of year	$57,514	$51,415	$20,467
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
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, including FuelCell Energy, Ltd. (“FCE Ltd.”), our Canadian subsidiary; Bridgeport Fuel Cell Park, LLC (“BFCP”), Waterbury Renewable Energy (“WRE”), DFC-ERG Milford, LLC and DFC-ERG Connecticut, LLC, which were formed for the purpose of developing projects within Connecticut; and FCE Korea Ltd., which was formed to facilitate our business operations in South Korea. FuelCell Energy Solutions GmbH (“FCES GmbH”) which is a joint venture with Fraunhofer IKTS (Fraunhofer), was formed in the fourth quarter of fiscal 2011 to facilitate business development in Europe. We have a 75 percent interest in FCES GmbH and accordingly, the financial results are consolidated with our financial results. Alliance Star Energy, LLC (“Alliance Star”) is a joint venture with Alliance Power, Inc. (“Alliance”) established to construct fuel cell power plants and sell power under power purchase agreements (“PPA”). We have an 80 percent interest in the entity and accordingly, the financial results of Alliance Star is consolidated with our financial results. All intercompany accounts and transactions have been eliminated.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
Significant Accounting Policies
Cash and Cash Equivalents
All cash equivalents consist of investments in money market funds and U.S. Treasury securities with original maturities averaging three months or less at date of acquisition. We place our temporary cash investments with high credit quality financial institutions. We have pledged approximately $10.6 million of our cash and cash equivalents as collateral against letters of credit, banking requirements and customer contracts. At October 31, 2012 and 2011, we had outstanding letters of credit of $9.6 million and $7.1 million, respectively.
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
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants and modules (ii) the sale of component part kits and spare parts to customers, (iii) site engineering and construction services (iv) providing services under service agreements ("SA" or "SA's"), (v) the sale of electricity under power purchase agreements (“PPA”) as well as incentive revenue from the sale of electricity under PPA’s, and (vi) customer-sponsored research and development projects. The Company periodically enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to ensure that consideration under the arrangement is being appropriately allocated to each of the deliverables. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. government. Revenue from customer-sponsored research and development projects is recorded as research and development contracts revenue and all other revenues are recorded as product sales and revenues in the consolidated statements of operations.
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.04 million and $0.1 million as of October 31, 2012 and October 31, 2011, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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
Revenue from SA's is generally recorded ratably over the term of the SA, as our performance of routine monitoring and maintenance under these SA's are generally expected to be incurred on a straight-line basis. For SA's where we expect to have a restack at some point during the term (generally SA's in excess of five years), the costs of performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the initial contract value related to the stack replacement is deferred and is recognized upon such stack replacement event, with the remaining contract value recorded ratably over the term of the SA. In the event a restack occurs whereby the stack estimated useful life exceeds the remaining contract term and if the customer agrees at the time of a restack to return the stack to the Company at the end of the term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life, and the remaining SA revenue is recorded ratably over the remaining term. If the Company does not obtain rights to title from the customer upon a restack, the cost of the stack is expensed.

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

Under PPA's, revenue from the sale of electricity is recognized as electricity is provided to the customer. Incentive revenue is recognized ratably over the term of the PPA.
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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after installation of our products, except for fuel cell kits. We have contracted to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of October 31, 2012 and October 31, 2011, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet totaled $2.3 million and $1.1 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. The Company has provided for a reserve for performance guarantees, which based on historical fleet performance totaled $2.2 million as of October 31, 2012 and 2011.
The Company provides for reserves on all SA's when the estimated future stack replacement and service costs exceed the remaining contract value. Reserve estimates for future costs on SA's are determined by a number of factors including the estimated life of the stack, used replacement stacks available, our limit of liability on SA's and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of October 31, 2012, our reserve on service agreement contracts totaled $5.0 million compared to $8.9 million as of October 31, 2011.
At the end of our SA's, customers are expected to either renew the SA or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where we do not expect to have a restack during the term but a restack is required which will last longer than the remaining term, and if the customer agrees at the time of a restack to return the stack to the Company at the end of the SA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack is expensed. As of October 31, 2012, the total long-term stack asset balance was $14.3 million compared to $15.1 million as of October 31, 2011. As of October 31, 2012, accumulated depreciation on long-term stack assets totaled approximately $7.6 million compared to $2.4 million at October 31, 2011.
During the second quarter of fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. In the fourth quarter of fiscal 2011, the Company reduced its estimate of future costs under this program by $0.6 million which was recorded as a benefit to cost of product sales and revenues. As of October 31, 2012, the reserve balance was $4.8 million compared to $7.9 million as of October 31, 2011. The decrease in the reserve balance was a result of actual repair and upgrade costs incurred totaling $3.7 million offset by an increase to the reserve of $0.6 million during the fourth quarter of 2012 to adjust for the cost of modules which will be provided to POSCO Energy Co., LTD (“POSCO”).
The Company has completed the repair activities related to the program. The remaining reserve balance is primarily related to modules which will be provided to POSCO in accordance with the B1200 repair campaign commitment.
License Agreements, Royalty Income, Deferred Revenue and Customer Deposits
The Company receives license fees and royalty income from POSCO as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. This includes upfront payments which are being amortized over the term and royalty payments based on a percentage of sales of components manufactured by POSCO. On October 31, 2012, we entered into the Cell Technology Transfer Agreement which provides POSCO with the technology to manufacture Direct FuelCell power plants in South Korea and the market access to sell power plants throughout Asia. In conjunction with this agreement we amended the 2007-year manufacturing and distribution agreement with POSCO and the 2009 License Agreement. The new 2012 agreement and the amendments have the effect of revising the 4.1 percent royalty payments and replacing it with 3.0 percent of the total selling price of the DFC power plants. These agreements are further described as follows;
In February 2007, we entered into a 10-year manufacturing and distribution agreement with POSCO. Under the terms of this agreement, POSCO will manufacture balance of plant (“BOP”) in South Korea using its design, procurement and manufacturing expertise. Under the terms of the agreement, we were receiving a 4.1 percent royalty on sales of BOP made by POSCO, subject to minimum royalties. Minimum annual royalties recorded under this agreement were $0.8 million and $0.6 million for the years ended October 31, 2012 and 2011, respectively.
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
In connection with the 2009 License Agreement, we received an upfront license fee of $10.0 million. License fee income is recognized ratably over the term of the 2009 License Agreement. The Company recognized license fee income relating to the upfront license fee received during fiscal years ended October 31, 2012 and 2011 in the amount of $1.0 million, respectively.
In October 2012, we amended the 10-year manufacturing and distribution agreement with POSCO and the 2009 License Agreement. The amendments have the effect of revising the 4.1 percent royalty payments on sales of BOP required under each of these agreements and replacing it with 3.0 percent royalty payments to be paid over a term of 15 years, based on the total selling price of the DFC power plants. In conjunction with this amendment, an $8.0 million fee is payable to the Company in January 2013.
Also in October 2012, the Company entered into a new license agreement with POSCO to manufacture Direct FuelCell power plants in South Korea to be sold throughout Asia (the Cell Technology Transfer Agreement) and an agreement for FuelCell to provide consulting and procurement expertise in the design and construction of a manufacturing facility in South Korea that will be financed and owned by POSCO. In conjunction with this agreement, a $10.0 million fee was paid to the Company on November 1, 2012. Future fees, totaling $8.0 million are payable on a milestone basis between 2014 and 2016. In addition, as described above, the Company will receive a 3.0 percent royalty on power plants manufactured by POSCO, based on the total selling price of the DFC power plants.
We generally recognize license fees and other revenue over the term of the associated agreement. Royalties represent the largest component of non-product income and are recognized as earned, based on the licensees' revenue recognition practices and are classified as license fee and royalty income in the accompanying statements of operations.

Beginning in fiscal year 2013, license and royalty income from POSCO is expected to be included within revenues on the consolidated statement of operations. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of the agreements to reflect fees and royalties for the complete DFC Power Plant. Classification as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity becoming an ongoing significant component of our central operations.
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

Concentrations
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. For the fiscal years ended October 31, 2012, 2011 and 2010, our top five customers accounted for 86 percent, 71 percent and 68 percent, respectively, of our total annual consolidated revenue.
The percent of consolidated revenues from each customer for the years ended October 31, 2012, 2011 and 2010, respectively are presented below.

	2012	2011	2010
POSCO	76%	44%	58%
Department of Energy	7%	—%	—%
BioFuels Fuel Cells, LLC	—%	12%	—%
UTS BioEnergy, LLC	2%	10%	—%
Pacific Gas and Electric Company	1%	5%	10%
Total	86%	71%	68%
POSCO is a related party and owns approximately 16.0 percent of the outstanding common shares of the Company. There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a limited number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales to, one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.
Derivatives
We do not use derivatives for speculative purposes and through fiscal year end 2012, have not used derivatives for trading purposes. Derivative instruments consist of our warrants to purchase additional shares of common stock of Versa Power Systems, Inc. (“Versa”) and embedded derivatives in our Series 1 Preferred Shares. We account for these derivatives using the fair-value method with changes in the underlying fair value recorded to earnings. Refer to Notes 2 and 12 for additional information.
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
Comprehensive Income (Loss)
Comprehensive loss of $35.6 million, $45.7 million and $55.7 million includes net loss attributable to FuelCell Energy, Inc. of $35.5 million, $45.7 million and $55.7 million (as reported before preferred dividends and adjustment for modification of redeemable preferred stock) and foreign currency translation adjustments of $51.0 thousand, $4.0 thousand and $13.0 thousand for the years ended October 31, 2012, 2011 and 2010 respectively, which are included as a component of stockholders’ equity (deficit)  in the consolidated balance sheets.
Foreign Currency Translation
The translation of FuelCell Korea Ltd’s and FCES GmbH's financial statements results in translation gains or losses, which are recorded in accumulated other comprehensive income within stockholders’ equity (deficit).
Our Canadian subsidiary, FCE Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We are subject to foreign currency transaction gains and losses as certain invoices are denominated in Canadian dollars. We recognized a gain of $0.1 million, a loss of $1.0 million and a loss of $0.01 million for the years ended October 31, 2012, 2011 and 2010, respectively. These amounts have been classified as other income (expense), net in the consolidated statements of operations.

Subsequent Events
We have evaluated subsequent events and are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this Form 10-K with the SEC that would have a material impact on our consolidated financial statements, other than the previously stated sale of a 14.9 megawatt fuel cell park in December 2012 and the acquisition of Versa Power in December 2012.

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
In May 2011, we loaned Versa $0.6 million in the form of a convertible note (the “2011 Convertible Note”). We have also loaned Versa $2.0 million in the form of a convertible note in 2007 (the “2007 Convertible Note”) and $0.6 million in each year 2009 and 2010 in the form of convertible notes (the “2009 Convertible Note” and the “2010 Convertible Note”, respectively). The 2011 Convertible Note matures in May 2021, the 2010 Convertible Note matures April 2020, the 2009 Convertible Note matures November 2018 and the 2007 Convertible Note matures May 2017, unless certain prepayment events occur. In conjunction with the Convertible Notes, we received warrants for the right to purchase 4,830 shares of Versa common stock at a weighted average exercise price of $157 per share. At October 31, 2012, there were 2,544 warrants outstanding with a weighted average exercise price of $141 per share. Our ownership percentage would increase to 43 percent if the Convertible Notes and warrants are converted into common stock.
We have determined that the above warrants represent derivatives subject to fair value accounting. The fair value is determined based on the Black-Scholes valuation model using historical stock price, volatility (based on a peer group since Versa’s common stock is not publicly traded) and risk-free interest rate assumptions. The fair value of the warrants is included within investment and loan to affiliate on the consolidated balance sheets and changes in the fair value of the warrants are included in other income

(expense), net on the consolidated statements of operations. The fair value of the warrants as of October 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively. The change in the fair value of the warrants was not material to the consolidated financial statements for the years ended October 31, 2012, 2011 and 2010. The carrying value of our investment in and loans to Versa was $6.1 million and $10.5 million as of October 31, 2012 and 2011, respectively. The decrease in the carrying value of our investment is due to an impairment charge recorded in the fourth quarter of 2012 in the amount $3.6 million which was based on the acquired value of the controlling interest based upon a non-binding term sheet which indicated that the fair value was lower than the carrying value.
In December 2012, the Company acquired the remaining 61% ownership position of Versa Power Systems, Inc. (Versa), a leading global developer of solid oxide fuel cell technology (SOFC). Refer to Note 20 for more information.

Note 3. Investments
The following table summarizes the amortized cost basis and fair value of our investments in U.S. treasury securities at October 31, 2012 and 2011:

	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
U.S. government obligations
At October 31, 2012	$—	$—	$—	$—
At October 31, 2011	$12,016	$14	$—	$12,030
Note 4. Inventories
The components of inventory at October 31, 2012 and 2011 consisted of the following:

	2012	2011
Raw materials	$17,683	$18,303
Work-in-process (1)	30,018	21,798
Net inventory	$47,701	$40,101
(1) Work-in-process includes the standard components of inventory that are used to build typical modules or stack components that are intended to be used in future power plant orders. Included in Work-in-process as of October 31, 2012 is $11.3 million of completed standard components ready to be incorporated into power plants and deployed upon receipt of customer orders.
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
Raw materials and work in process are net of valuation reserves of approximately $2.4 million and $2.6 million at October 31, 2012 and 2011, respectively.

Note 5. Accounts Receivable
Accounts receivable at October 31, 2012 and 2011 consisted of the following:

	2012	2011
U.S. Government:
Amount billed	$20	$52
Unbilled recoverable costs	890	1,012
	910	1,064
Commercial customers:
Amount billed	$18,786	$10,330
Unbilled recoverable costs	6,288	10,556
	25,074	20,886
	$25,984	$21,950
We bill customers for power plant sales based on reaching certain milestones. We bill LTSA's and POSCO contracts based on the contract price and billing terms of the contracts. We bill the U.S. government for research and development contracts based on actual costs incurred, typically in the month subsequent to incurring costs. Included in Commercial Customers accounts receivable are amounts due from POSCO of $18.1 million and $8.0 million at October 31, 2012 and 2011, respectively. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. The amounts above are presented net of an allowance for doubtful accounts of $0.6 million at October 31, 2012 and 2011.
Note 6. Property, Plant and Equipment
Property, plant and equipment at October 31, 2012 and 2011 consisted of the following:

	2012	2011	Estimated Useful Life
Land	$524	$524	—
Building and improvements	7,587	7,579	10-26 years
Machinery, equipment and software	68,265	66,552	3-8 years
Furniture and fixtures	2,786	2,755	10 years
Power plants for use under PPAs	10,866	13,538	3-10 years
Construction in progress	7,970	5,762
	97,998	96,710
Less: Accumulated depreciation	(74,740)	(72,785)
Property, plant and equipment, net	$23,258	$23,925
Depreciation expense was $5.2 million, $6.4 million and $7.4 million for the years ended October 31, 2012, 2011 and 2010, respectively.
Note 7. Other Current Assets
Other current assets at October 31, 2012 and 2011 consisted of the following:

	2012	2011
Advance payments to vendors (1)	$2,261	$4,378
Interest receivable (2)	—	48
Notes receivable (3)	475	804
Prepaid expenses and other (4)	1,991	2,236
Total	$4,727	$7,466

(1)	Advance payments to vendors relate to inventory purchases.

(2)	Interest receivable relates to amounts due on investments in U.S. Treasury securities.

(3)	Current portion of long-term notes receivable.

(4)	Primarily relates to other accounts receivable related to POSCO royalties and other prepaid vendor expenses including insurance, rent and lease payments.

Note 8. Other Assets, net
Other assets, net at October 31, 2012 and 2011 consisted of the following:

	2012	2011
Long-term stack residual value (1)	$14,316	$15,092
Other (2)	1,870	1,199
Other Assets, net	$16,186	$16,291

(1)
Relates to stack replacements performed under the Company’s service agreements. The cost of the stack is recorded as a long term asset and is depreciated over its expected life. See note 1 for additional information. Additions during the year ended October 31, 2012 and 2011 were $4.4 million and $15.4 million, respectively. Accumulated depreciation was $7.6 million and $2.4 million for the years ended October 31, 2012 and 2011 respectively.

(2)	Includes security deposits and notes receivable.
Note 9. Accrued Liabilities
Accrued liabilities at October 31, 2012 and 2011 consisted of the following:

	2012	2011
Accrued payroll and employee benefits (1)	$3,907	$4,672
Accrued contract and operating costs (2)	39	88
Reserve for product warranty costs (3)	2,317	1,134
Reserve for service agreement costs (4)	7,222	11,096
Reserve for B1200 repair and upgrade program (5)	4,753	7,949
Accrued taxes, legal, professional and other (6)	2,027	1,955
	$20,265	$26,894

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts.

(3)
Activity in the reserve for product warranty costs during the year ended October 31, 2012 and 2011 included additions for estimates of potential future warranty obligations of $3.1 million and $0.9 million, respectively, on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $1.9 million and $0.5 million, respectively, as contracts progress through the warranty period or are beyond the warranty period.

(4)
The Company provides for reserves on all SA agreements when the estimated future stack replacement and service costs exceed the remaining unrecognized contract value. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of October 31, 2012, our reserve on SA contracts totaled $5.0 million compared to $8.9 million as of October 31, 2011. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred on a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and a reserve is recorded. The Company has provided a reserve for performance guarantees, which based on historical fleet performance totaled $2.2 million as of October 31, 2012 and 2011.

(5)
During the second quarter of fiscal 2011, the Company incurred an obligation to repair and upgrade a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. The repair and upgrade obligation was based on events that occurred and knowledge obtained concerning the performance of this select group of modules during the second fiscal quarter of 2011 however, the formal agreement to begin the repair and upgrade program was not finalized until May 2011. The program commenced in the third quarter of 2011 and with the exception of providing replacement modules to POSCO, has concluded during fiscal year 2012. The Company recorded a charge of approximately $8.8 million during the quarter ended April 30, 2011 recorded as a cost of product sales and revenues on the consolidated statements of operations. The charge consisted of the costs associated with the replacement of modules of $9.5 million and the costs associated with the repair of other modules of $4.1 million, partially off-set by the estimated fair value at the end of the respective SA contract terms for upgraded assets being deployed in the program of approximately $4.8 million, which will be returned to the Company at the expiration of the respective LTSA agreements if the customer does not renew the SA agreement through at least the remaining useful life of the upgraded assets. For the remainder of fiscal 2011 since April 30, 2011, the Company incurred actual repair and upgrade costs of approximately $2.9 million and reduced its estimate for future repair costs under this program resulting in a benefit to cost of product sales and revenues of $0.5 million. For the year ended October 31, 2012, the Company incurred actual repair and upgrade costs of approximately $3.7 million and increased the reserve by $0.6 million during the fourth quarter of 2012 to adjust for the cost of modules which are expected to be provided to POSCO in accordance with the B1200 repair campaign when needed.

(6)	Balance includes accrued sales, use and payroll taxes as well as estimated legal, professional and other expense estimates as of the end of the period.
Note 10. Debt and Leases
At October 31, 2012 and 2011, debt consisted of the following:

	2012	2011
Revolving credit facility	$4,000	$4,000
Connecticut Development Authority Note	3,466	3,653
Connecticut Clean Energy Fund Note	847	775
Capitalized lease obligations	234	248
Total debt	$8,547	$8,676
Less: Current portion of long-term debt	(5,161)	(5,056)
Long-term debt	$3,386	$3,620
In January 2011, the Company entered into a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is to be used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility bears interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase . The facility is secured by certain working capital assets and general intangibles as defined in the agreement, up to the amount of the outstanding facility balance. Aside from certain negative covenants limiting the Company’s ability to merge or acquire another company, sell non-inventory assets, create liens against collateral or change the organizational structure or identity, the facility does not require compliance with any financial covenants. At October 31, 2012, the outstanding amount owed under this facility was $4.0 million and is classified as current portion of long-term debt and other liabilities on the consolidated balance sheets.
In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority to finance equipment purchases associated with manufacturing capacity expansion allowing for a maximum borrowing of $4.0 million. The stated interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Interest only payments were required through November 2009. Principal and interest payments are due commencing in December 2009 through May 2018. The outstanding balance on the loan was $3.5 million and $3.7 million for the years ended October 31, 2012 and 2011, respectively. For the year ended October 31, 2012, $0.2 million was classified as current portion of long-term debt and $3.3 million was classified as long-term debt. Interest paid during fiscal 2012 amounted to approximately $0.2 million.
In April 2006, BFCP entered into a loan agreement with the Connecticut Clean Energy Fund for $0.5 million, secured by assets of BFCP. Loan proceeds were designated for pre-development expenses associated with the development, construction and operation of a fuel cell generation facility in Bridgeport, Connecticut (the “Project”). Interest accrues monthly at an annual rate of 8.75 percent. Repayment of principal and any accrued and unpaid interest is required on the earliest occurrence of any of the following events: (a) twelve months after the commencement date of the commercial operation of the Project, (b) the date of consummation and closing of permanent institutional financing of the Project, (c) the date of consummation and closing of any sale of the Project and (d) the date upon which certain change in control events occur related to BFCP. None of these events has occurred and we have not made any payments or prepayments as of October 31, 2012. The outstanding balance on this loan was $0.8 million, including $0.3 million of accrued interest, as of October 31, 2012. This note is classified as currently payable as the timing of events that would result in repayment are not yet determinable. Refer also to Note 20 - Subsequent Events.
We lease computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Aggregate annual principal payments under our loan agreements, excluding payments relating to the revolving credit facility, and capital lease obligations for the years subsequent to October 31, 2012 are as follows:

2013	1,162
2014	289
2015	232
2016	227
2017	239
Thereafter	2,398
$4,547

Note 11. Shareholders’ (Deficit) Equity
Common Stock
On March 27, 2012, the Company completed a public offering of 23 million shares of common stock, including 3 million shares sold pursuant to the full exercise of an over-allotment option previously granted to the underwriters. All shares were offered by the Company at a price of $1.50 per share. Total net proceeds to the Company were approximately $32.0 million.
On April 30, 2012, POSCO purchased, and the Company issued, 20 million shares of common stock at a price of $1.50 per share for proceeds of $30.0 million. The cash payment was subsequently received on May 2, 2012.
The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company's outstanding Series I and Series B preferred shares. During fiscal year 2012 and 2011, we sold 2,012,306 and 3,904,496 shares, respectively of the Company's common stock on the open market and raised approximately $2 million and $6.4 million, respectively, net of fees.
Registered Direct Offering
On January 13, 2011 we sold an aggregate of 10,160,428 units at a negotiated price of $1.87 per unit, with each unit consisting of (i) one share of FuelCell Energy, Inc. common stock, par value $0.0001 per share (“Common Stock”) and (ii) one warrant to purchase 1.0 share of Common Stock, in a registered direct offering for gross proceeds of $19.0 million. The net proceeds from the sale of the units, after deducting the placement agent fees and other estimated offering expenses, was approximately $17.8 million. We have used and intend to use the proceeds from this offering for product development, project financing, expansion of manufacturing capacity, and general corporate purposes. The warrants had an exercise price of $2.29 per share and were exercisable beginning on the date that is six months and one day after the closing date and expired un-exercised during the fourth quarter of 2012.
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
Note 12. Redeemable Preferred Stock
Redeemable Series B Preferred Stock
We have 250,000 shares of our 5 percent Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (“Series B Preferred Stock”) authorized for issuance. At October 31, 2012 and 2011, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. The shares of our Series B Preferred Stock and the shares of our common stock issuable upon conversion of the shares of our Series B Preferred Stock are covered by a registration rights agreement. The following is a summary of certain provisions of our Series B Preferred Stock.

•	Ranking — Shares of Series B Preferred Stock rank with respect to dividend rights and rights upon our liquidation, winding up or dissolution:

•	senior to shares of our common stock;

•	junior to our debt obligations; and

•	effectively junior to our subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

•
Dividends - The Series B Preferred Stock pays cumulative annual dividends of $50 per share which are payable quarterly in arrears on February 15, May 15, August 15 and November 15, which commenced on February 15, 2005, when, as and if declared by the board of directors. Dividends accumulate and are cumulative from the date of original issuance. Accumulated dividends on the Series B Preferred Stock do not bear interest.

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
The dividend on the Series B Preferred Stock may be paid in cash; or at the option of the holder, in shares of our common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market. Dividends of $3.2 million were paid in cash in each of the years ended October 31, 2012, 2011 and 2010. There were no cumulative unpaid dividends at October 31, 2012 and 2011.

•
Liquidation - The Series B Preferred Stock stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share plus all accumulated and unpaid dividends to the date of that liquidation, dissolution, or winding up (“Liquidation Preference”). Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including shares of our common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of our assets. At October 31, 2012 and 2011, the Series B Preferred Stock had a Liquidation Preference of $64.0 million.

•
Conversion Rights - Each Series B Preferred Stock share may be converted at any time, at the option of the holder, into 85.1064 shares of our common stock (which is equivalent to an initial conversion price of $11.75 per share) plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as described below, but will not be adjusted for accumulated and unpaid dividends. If converted, holders of Series B Preferred Stock do not receive a cash payment for all accumulated and unpaid dividends; rather, all accumulated and unpaid dividends are canceled.

Beginning after November 20, 2009 we may, at our option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of our common stock that are issuable at the then prevailing conversion rate. We may exercise our conversion right only if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75 at October 31, 2012) for 20 trading days during any consecutive 30 trading day period, as described in the Certificate of Designation.
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

•
Voting Rights - Holders of Series B Preferred Stock currently have no voting rights; however, holders may receive certain voting rights, as described in the Certificate of Designation, if (1) dividends on any shares of Series B Preferred Stock, or any other class or series of stock ranking on a parity with the Series B Preferred Stock with respect to the payment of dividends, shall be in arrears for dividend periods, whether or not consecutive, for six calendar quarters or (2) we fail to pay the redemption price, plus accrued and unpaid dividends, if any, on the redemption date for shares of Series B Preferred Stock following a fundamental change.

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
Under the original Series 1 Preferred Shares provisions, FCE Ltd. had an accrued and unpaid dividend obligation of approximately Cdn. $12.5 million representing the deferral of dividends plus additional dividends thereon. Payment was originally due to Enbridge as of December 31, 2010, but was subsequently extended based on mutual consent. Under the modified share provisions, the Company was required to make (i) equal quarterly return of capital cash payments to the holders of the Series 1 Preferred Shares on the last day of each calendar quarter starting on March 31, 2011 and ending on December 31, 2011 and (ii) additional return of capital cash payments, as consideration for the one-year deferral, calculated at a 9.8 percent rate per annum on the unpaid Cdn. $12.5 million obligation, which additional payments will also be made to the holders of the Series 1 Preferred Shares on the last day of each calendar quarter starting on March 31, 2011 and ending on December 31, 2011. Dividends accrue at a 1.25% quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends (inclusive of the Cdn$12.5 million unpaid dividend balance as of the modification date) at a rate of 1.25% per quarter, compounded quarterly.
Under the original Series 1 Preferred Shares provisions, FCE Ltd. was to make annual dividend payments totaling Cdn. $1,250,000. The modified terms of the Series 1 Preferred Shares adjust these payments to (i) annual dividend payments of Cdn$500,000 and (ii) annual return of capital payments of Cdn. $750,000. These payments commenced on March 31, 2011 and will end on December 31, 2020. Additional dividends accrue on cumulative unpaid dividends at a 1.25% quarterly rate, compounded quarterly, until payment thereof. On December 31, 2020 the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares of Cdn$21.1 million and the balance of the principal redemption price of Cdn$4.4 million shall be paid to the holders of the Series 1 Preferred Shares. FCE Ltd. has the option of making dividend payments in the form of common stock or cash under the Series 1 Preferred Shares provisions.
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
The previous model used to value the original Series I Preferred shares was modified to value the pre-modification contract, to reflect the new cash-flows discussed above. The notional amount of the instrument is accreted beginning in 2011 to correspond to the initial four quarterly returns of capital payments in 2011 and to the quarterly Cdn. $187,500 paid from 2011-2020 as return of capital. It is assumed that the Company will exercise the call option to force conversion in 2020. The conversion feature is modeled using a lattice approach. Call option strikes are adjusted for cumulative dividends and the conversion ratio is adjusted by the notional schedule. The stock is projected in the future assuming a log-normal distribution. The stock volatility, the interest rate curve, the foreign exchange rates and credit spreads are assumed to be deterministic. The cumulative dividend is modeled as a quarterly cash dividend component and a cumulative payment in 2020.
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

The Company made its scheduled payments of Cdn. $4.4 million and Cdn. $10.9 million during fiscal 2012 and 2011, respectively, under the terms of the modified agreement, including the recording of interest expense of approximately Cdn. $2.0 million and Cdn. $2.3 million, respectively. As of October 31, 2012 and 2011, the carrying value of the Series 1 Preferred shares was Cdn. $14.2 million ($14.2 million USD) and Cdn.$16.6 million ($16.7 million USD), respectively and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets.
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

•
Dividends — Dividend payments can be made in cash or common stock of the Company, at the option of FCE Ltd., and if common stock is issued it may be unregistered. If FCE Ltd. elects to make such payments by issuing common stock of the Company, the number of common shares is determined by dividing the cash dividend obligation by 95 percent of the volum weighted average price in US dollars at which board lots of the common shares have been traded on NASDAQ during the 20 consecutive trading days preceding the end of the calendar quarter for which such dividend in common shares is to be paid converted into Canadian dollars using the Bank of Canada’s noon rate of exchange on the day of determination.

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

The exchange rates set forth above shall be adjusted if the Company: (i) subdivides or consolidates the common stock; (ii) pays a stock dividend; (iii) issues rights, options or other convertible securities to the Company's common stockholders enabling them to acquire common stock at a price less than 95 percent of the then-current price; or (iv) fixes a record date to distribute to the Company's common stockholders shares of any other class of securities, indebtedness or assets.
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
The conversion feature is valued using a lattice model. This is a one-factor model used to project stochastic stock prices, while risk free rates, discount rates and foreign exchange rates are deterministic factors. Based on the pay-off profiles of the Series 1 Preferred Shares, it is assumed that we will exercise the call option to force conversion in 2020. Conversion after 2020 delivers a fixed pay-off to the investor, and is modeled as a fixed payment in 2020. The cumulative dividend is modeled as a quarterly cash dividend component (to satisfy minimum dividend payment requirement), and a one-time cumulative dividend payment in 2020. The cumulative dividend is compounded at a 2.45 percent quarterly rate. Call option strikes are adjusted for the cumulative dividend and the conversion ratio is adjusted by the accreted notional until 2020
The variable dividend is valued using a Monte Carlo simulation model. The embedded derivative is defined as the difference between the value of a normal 5 percent annual dividend payment stream , and the value of a stock price and foreign exchange rate linked dividend payment stream. Future stock prices and exchange rates are simulated following geometric Brownian motion to determine the stock/FX linked dividend going out to the year 2020, when the Series 1 Preferred Shares are assumed to be force converted.
The assumptions used in these valuation models include historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the security is denominated in Canadian dollars, and the closing price of our common stock. The aggregate fair value of these derivatives included within long-term debt and other liabilities on the consolidated balance sheets as of October 31, 2012 and 2011 was $0.7 million and $0.6 million, respectively.
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
Revenues, by geographic location (based on the customer’s ordering location) for the years ended October 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
United States	$26,929	$66,531	$28,764
South Korea	92,163	53,256	40,148
England	1,061	1,639	—
Indonesia	147	675	—
Germany	128	290	681
Canada	175	156	136
Japan	—	23	48
Total	$120,603	$122,570	$69,777
Note 14. Benefit Plans
We have shareholder approved equity incentive plans, a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”) and an employee tax-deferred savings plan, which are described in more detail below.
Equity Incentive Plans
The Board adopted the 2006 and 2010 Equity Incentive Plans (collectively, the “Equity Plans”). Pursuant to the Equity Plans, 5.0 million shares of common stock were reserved for issuance. The Board is authorized to grant incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units, performance units, performance shares, dividend equivalent rights and other stock based awards to our officers, key employees and non-employee directors. Stock options, RSAs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Board but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. Stock options generally vest ratably over 4 years and expire 10 years from the date of grant. As of October 31, 2012, there were 4,217,489 shares available for grant. As of October 31, 2012, equity awards outstanding consisted of incentive stock options, nonstatutory stock options and RSAs. The Company has not issued any other type of equity award to its officers, key employees and non-employee directors. The 1998 Equity Incentive Plan remains in effect only to the extent of awards outstanding under the plan as of October 31, 2012.
We account for stock options awarded to employees and non-employee directors under the fair value method. The fair value of stock options is estimated on the grant date using the Black-Scholes option valuation model and the following weighted-average assumptions:

	2012	2011	2010
Expected life (in years)	7.0	7.0	7.0
Risk free interest rate	1.6%	3.0%	3.4%
Volatility	75.5%	73.0%	72.2%
Dividends yield	—%	—%	—%

The expected life is the period over which our employees are expected to hold the options and is based on historical data for similar grants. The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected volatility is based on the historical volatility of our stock. Dividend yield is based on our expected dividend payments over the expected life.
Share-based compensation was reflected in the consolidated statements of operations as follows:

	2012	2011	2010
Cost of product sales and revenues	$497	$726	$761
Cost of research and development contracts	90	115	175
General and administrative expense	1,182	1,275	1,397
Research and development expense	280	457	627
Total share-based compensation	$2,049	$2,573	$2,960
The following table summarizes our stock option activity for the year ended October 31, 2012:

		Weighted- Average Option
Options	Shares	Price
Outstanding at October 31, 2011	3,320,558	$8.25
Granted	342,293	$1.28
Exercised	—	$—
Cancelled	(542,395)	$11.30
Outstanding at October 31, 2012	3,120,456	$6.96
The weighted average grant-date fair value per share for options granted during the years ended October 31, 2012, 2011 and 2010 was $0.89, $1.38 and $2.02, respectively. There were no options exercised in fiscal 2012 or 2011. The total intrinsic value of options exercised during the year ended October 31, 2010 was $0.0 million.
The following table summarizes information about stock options outstanding and exercisable at October 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	outstanding	Contractual Life	Price	exercisable	Price
$0.26 — $5.10	942,041	8.2	$2.09	855,066	$2.17
$5.11 — $9.92	1,451,717	4.0	$7.83	1,451,717	$7.83
$9.93 — $14.74	715,198	2.7	$11.45	715,198	$11.45
$14.75 — $19.56	11,500	1.1	$16.12	11,500	$16.12
	3,120,456	4.9	$6.96	3,033,481	$7.12
There was no intrinsic value for options outstanding and exercisable at October 31, 2012.
During fiscal year 2012, we granted 1,948,021 RSAs to employees. RSA expense is based on the fair value of the award at the date of grant and is amortized over the vesting period, which is generally four years. The weighted average grant-date fair value of RSAs was $1.28 per share. During the year, 128,732 RSAs were cancelled. At October 31, 2012, there were 3,103,487 outstanding RSAs with an average remaining life of 1.7 years and an aggregate intrinsic value of $2.6 million.
As of October 31, 2012, total compensation cost related to nonvested stock options and RSAs not yet recognized was $0.1 million and $4.1 million, respectively, which is expected to be recognized over the next 0.3 and 2.7 years, respectively, on a weighted-average basis.
Stock may be issued to employees as part of the annual incentive bonus. During fiscal 2012, 2011 and 2010, we issued 550,355, 353,543 and 233,822 shares of common stock, respectively, in lieu of cash bonuses with values of $0.6 million, $0.7 million and $0.7 million, respectively, to fulfill the accrued obligation from each of the prior fiscal years.

Employee Stock Purchase Plan
Under the ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85 percent of the last reported sale price of our common stock on the first business day of the offering period, or (ii) 85 percent of the last reported sale price of the common stock on the last business day of the offering period, in either case rounded up to avoid impermissible trading fractions. Shares issued pursuant to the ESPP contain a legend restricting the transfer or sale of such common stock for a period of six months after the date of purchase. As of October 31, 2012, there were 774,373 shares of common stock available for issuance under the ESPP.
ESPP activity for the year ended October 31, 2012 was as follows:

Number of
Options	Shares
Balance at October 31, 2011	998,060
Issued @ $0.91	(92,668)
Issued @ $0.85	(131,019)

Outstanding at October 31, 2012	774,373

The fair value of shares under the ESPP was determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Expected life (in years)	0.5	0.5	0.5
Risk free interest rate	0.7%	0.2%	0.2%
Volatility	92.0%	90.5%	94.0%
Dividends yield	—%	—%	—%
The weighted-average fair value of shares issued under the ESPP during fiscal 2012 was $0.87 per share.
Employee Tax-Deferred Savings Plans
We offer a 401(k) plan (the “Plan”) to all full time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Employee contributions are fully vested when made. Under the Plan, there is no option available to the employee to receive or purchase our common stock. After suspending our matching contribution in February 2009, we commenced matching contributions of 1 percent in January 2012. Matching contributions under the Plan were $0.1 million for the fiscal year ended October 31, 2012.
Note 15. Income Taxes
The components of loss from continuing operations before income taxes for the fiscal years ended October 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
U.S.	$(35,535)	$(46,365)	$(53,915)
Foreign	(302)	408	(2,367)
Loss before income taxes	$(35,837)	$(45,957)	$(56,282)
There was current income tax expense of $0.07 million, $0.02 million and $0.04 million related to foreign withholding taxes and income taxes in South Korea and no deferred federal income tax expense (benefit) for each of the years ended October 31, 2012, 2011 and 2010. Franchise tax expense, which is included in administrative and selling expenses, was $0.2 million, $0.1 million and $0.2 million for the years ended October 31, 2012, 2011 and 2010, respectively.
The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
State taxes net of Federal benefits	(2.6)%	(2.3)%	(2.0)%
Foreign Withholding Tax	0.2%	0.3%	—%
Net operating loss adjustment and true-ups	(34.9)%	1.7%	1.6%
Nondeductible expenditures	1.2%	1.9%	1.7%
Change in State tax rate	(6.8)%	(2.4)%	7.6%
Other, net	(0.1)%	0.3%	—%
Valuation allowance	77.2%	34.8%	25.1%
Effective income tax rate	0.2%	0.3%	—%
Our deferred tax assets and liabilities consisted of the following at October 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Compensation and benefit accruals	$5,745	$4,490
Bad debt and other reserves	2,938	3,888
Capital loss and tax credit carry-forwards	14,396	6,222
Investment in Versa	4,068	2,490
Net operating loss (domestic and foreign)	219,496	202,635
Deferred license revenue	2,533	2,847
Lower of cost or market inventory reserves	857	1,158
Accumulated depreciation	257	—
Gross deferred tax assets:	250,290	223,730
Valuation allowance	(249,294)	(222,536)
Deferred tax assets after valuation allowance	996	1,194
Deferred tax liability:
Investment in partnerships	(996)	(884)
Accumulated depreciation	—	(310)
Gross deferred tax liability	(996)	(1,194)
Net deferred tax assets	$—	$—
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
At October 31, 2012, we had federal and state NOL carryforwards of $659 million and $372 million, respectively, for which a portion of the NOL has not been recognized in connection with share-based compensation. The Federal NOLs expire in varying amounts from 2020 through 2032 while state NOLs expire in varying amounts from 2012 through 2032. Additionally, we had $9.5 million of state tax credits available, of which $1 million expires in 2018. The remaining credits do not expire.
Certain transactions involving the Company’s beneficial ownership occurred in fiscal 2012 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2012 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of the end of our 2012 fiscal year under Section 382.
As discussed in Note 1, the Company’s financial statements reflect expected future tax consequences of uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction) presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The liability for unrecognized tax benefits at October 31, 2012 and 2011 was $15.7 million. This amount is directly associated with a tax position taken in a year in which federal and state NOL carryforwards were generated. Accordingly, the amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of our federal and state NOL carryforwards. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes; however, because of our significant NOLs, no provision for interest or penalties has been recorded.
We file income tax returns in the U.S. and various states, primarily Connecticut and California, as well as income tax returns required internationally for Korea and Germany. We are open to examination by the Internal Revenue Service and various states in which we file for fiscal years 1998 to the present. We are currently not under any income tax examinations.
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
The calculation of basic and diluted EPS for the years ended October 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Numerator
Net loss	$(35,906)	$(45,974)	$(56,326)
Net loss attributable to noncontrolling interest	411	261	663
Adjustment for modification of redeemable preferred stock of subsidiary	—	(8,987)	—
Preferred stock dividend	(3,201)	(3,200)	(3,201)
Net loss to common shareholders	$(38,696)	$(57,900)	$(58,864)
Denominator
Weighted average basic common shares	165,471,261	124,498,073	93,925,863
Effect of dilutive securities (1)	—	—	—
Weighted average diluted common shares	165,471,261	124,498,073	93,925,863
Basic loss per share	(0.23)	(0.47)	(0.63)
Diluted loss per share (1)	(0.23)	(0.47)	(0.63)

(1)
Due to the net loss to common shareholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants and convertible preferred stock. At October 31, 2012, 2011 and 2010, there were options to purchase 3.1 million, 3.3 million and 5.1 million shares of common stock, respectively. On January 13, 2011 we issued 10.2 million warrants in connection with a registered direct offering. Each warrant was exercisable for 1 share of common stock. The warrants had an exercise price of $2.29 per share and were exercisable beginning six months and one day after the initial closing date and expired in the fourth quarter of 2012.

Note 17. Commitments and Contingencies
Lease agreements
In December 2006, we entered into a master lease agreement that allows for the lease of computer equipment up to an aggregate cost of $2.5 million. As of October 31, 2012 and 2011, we had capital lease obligations of $0.2 million. Lease payment terms are thirty-six months from the date of lease.
We also lease certain computer and office equipment and manufacturing facilities in Torrington, and Danbury, Connecticut under operating leases expiring on various dates through 2015. Rent expense was $1.6 million, $1.5 million and $1.4 million for the fiscal years ended October 2012, 2011 and 2010, respectively.
Non-cancelable minimum payments applicable to operating and capital leases as of October 31, 2012 were as follows:

	Operating Leases	Capital Leases
2013	$1,068	$135
2014	1,049	83
2015	725	16
2016	86	—
2017	7	—
Thereafter	—	—
Total	$2,935	$234
Service and warranty agreements
Under the provisions of our SAs, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our SA, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer’s fuel cell stack. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred on a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and a reserve is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for a reserve for performance guarantees, which is based on actual historical fleet performance which totaled $2.2 million as of October 31, 2012 and 2011 and is recorded in Accrued Liabilities.
Our reserves on service agreement contracts, excluding the reserve for performance guarantees, totaled $5.0 million and $8.9 million as of October 31, 2012 and 2011, respectively and is recorded in Accrued Liabilities. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract.
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
Note 18. Supplemental Cash Flow Information
The following represents supplemental cash flow information:

	Year Ended October 31,
	2012	2011	2010
Cash interest paid	$302	$182	$241
Income taxes paid	$—	17	16
Noncash financing and investing activity:
Common stock issued for employee annual incentive bonus	$550	707	673
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$84	58	109
Adjustment for modification of redeemable preferred stock of subsidiary	$—	8,987	—
Note 19. Quarterly Information (Unaudited)
Selected unaudited financial data for each quarter of fiscal years 2012 and 2011 is presented below. We believe that the information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended October 31, 2012
Revenues	$31,337	$24,153	$29,693	$35,420	$120,603
Gross profit (loss)	2,104	201	(2,738)	878	445
Loss on operations	(5,443)	(7,757)	(10,511)	(8,418)	(32,129)
Net loss	(6,014)	(8,363)	(10,010)	(11,519)	(35,906)
Preferred stock dividends	(800)	(801)	(800)	(800)	(3,201)
Net loss to common shareholders	(6,743)	(9,093)	(10,722)	(12,138)	(38,696)
Net loss to common shareholders per basic and diluted common share (1)	$(0.05)	$(0.06)	$(0.06)	$(0.07)	$(0.23)
Year ended October 31, 2011
Revenues	$28,080	$28,607	$31,160	$34,723	$122,570
Gross profit (loss)	(2,316)	(10,870)	137	439	(12,610)
Loss on operations	(10,612)	(19,822)	(7,359)	(7,884)	(45,677)
Net loss	(11,007)	(20,008)	(7,830)	(7,129)	(45,974)
Preferred stock dividends	(800)	(800)	(800)	(800)	(3,200)
Net loss to common shareholders	(11,738)	(29,743)	(8,554)	(7,865)	(57,900)
Net loss to common shareholders per basic and diluted common share (1)	$(0.10)	$(0.24)	$(0.07)	$(0.06)	$(0.47)

(1)	The full year net loss to common shareholders basic and diluted share may not equal the sum of the quarters due to weighting of outstanding shares.
Note 20. Subsequent Events
Versa Power Systems, Inc. acquisition
In December 2012, the Company acquired the remaining 61% ownership position of Versa Power Systems, Inc. (Versa), a leading global developer of solid oxide fuel cell technology (SOFC).

The transaction resulted in the Company exchanging approximately 3.5 million shares of its common stock for the remaining 61% of outstanding Versa shares held by the four Versa shareholders. The purchase price offered by FuelCell Energy during the fourth quarter of fiscal 2012 that the other shareholders were willing to accept was an indicator of impairment and as a result an impairment charge of the Company's prior investment classified as Investment in and loans to affiliate on the Consolidated Balance Sheets was recorded in the fourth quarter of 2012. There were no previous indicators identified to determine impairment.

Versa will be fully consolidated into the Company's financial statements as of the acquisition date and step-acquisition accounting will be applied. Versa receives revenue under a number of research contracts including the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) coal-based systems program and a research contract with The Boeing Company. Revenue and associated costs are expected to be recognized under Research and development contracts in the consolidated financial statements of FuelCell Energy, Inc.

Bridgeport Project

In December 2012, the Company announced the sale of a 14.9 MW fuel cell park in Bridgeport, Connecticut with the power plants sold to Dominion, one of the largest utilities in the USA with operations in 15 States. Five 2.8 MW DFC3000® power plants will supply 14.0 megawatts of ultra-clean electricity and heat from the fuel cells will be converted into an additional 0.9 MW of virtually emission free electricity through use of an organic rankine cycle configuration. Connecticut Light & Power will purchase the electricity from Dominion under a 15 year energy purchase agreement. Fuel cell parks assist utilities in adding environmentally friendly and economical baseload power generation throughout their service area, reducing congestion of their existing transmission and distribution grid. This project will increase product and service backlog in the first quarter of 2013 by approximately $125 million, including approximately $56 million for product backlog and $69 million for service backlog.

Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events.  The outstanding balance on this loan, including accrued interest, is $0.8 million as of October 31, 2012. The Connecticut Clean Energy and Finance Investment Authority (CEFIA) is the successor agency to the Connecticut Clean Energy Fund. In conjunction with the closing of the sale of the Bridgeport project and sale of the project assets from BFCP to Dominion in December 2012, the Board of CEFIA approved a resolution to provide a new loan agreement of approximately $5.8 million to FuelCell Energy specific to the Company's support of this project. A portion of the proceeds of this new loan will be used to repay the BFCP loan and the balance will be drawn down during 2013 as working capital support. As of January 14, 2013, the new loan agreement and terms are now being finalized with CEFIA. We expect the new loan agreement to carry an interest rate of 5.0 percent and principal will be repayable commencing on the eighth anniversary of the project's provisional acceptance date in forty eight equal monthly installments.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of October 31, 2012, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2012 based on the specified criteria.
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
The information requires by this Item 10, with respect to our executive officers, is included in Part I of the Annual Report on Form 10-K. The other information required by this Item 10 is incorporated by reference to the Company’s 2012 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 11.	EXECUTIVE COMPENSATION
Information required under this Item is incorporated by reference to the Company’s 2012 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item is incorporated by reference to the Company’s 2012 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is incorporated by reference to the Company’s 2012 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item is incorporated by reference to the Company’s 2012 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

1	Financial Statements — See Index to Consolidated Financial Statements at Item 8 of the Annual Report on Form 10-K.

2
Financial Statement Schedules — Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto

3	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBITS TO THE 10-K

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended, July 12, 1999 (incorporated by reference to exhibit of the same number contained in the Company’s Form 8-K dated September 21, 1999)

3.2
Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated October 31, 2003 (incorporated by reference to exhibit of the same number contained in the Company’s Form 8-K dated November 4, 2003)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed herewith.

3.2	Amended and Restated By-Laws of the Registrant, dated December 15 , 2011 (incorporated by reference to exhibit 3.1.1 of the same number contained in the Company’s Form 8-K dated December 21, 2011)

4	Specimen of Common Share Certificate (incorporated by reference to exhibit of the same number contained in the Company’s Annual Report on Form 10K/A for fiscal year ended October 31, 1999)

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

10.1
** Alliance Agreement between FuelCell Energy, Inc. and POSCO, dated as of February 7, 2007 (incorporated by reference to exhibit of the same number contained in the Company’s Form 10-Q/A for the period ended January 31, 2009).

10.2
** Technology Transfer, License and Distribution Agreement between FuelCell Energy, Inc. and POSCO, dated as of February 7, 2007 (incorporated by reference to exhibit of the same number contained in the Company’s Form 10-Q/A for the period ended January 31, 2009).

10.3
Loan agreement, dated April 29, 2008, between the Company and the Connecticut Development Authority (incorporated by reference to exhibit of the same number contained in the Company’s Form 10-Q for the period ended January 31, 2009).

10.4
**Stack Technology Transfer and License Agreement dated as of October 27, 2009, by and between FuelCell Energy, Inc. and POSCO (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K, dated November 2, 2009).

10.5
**Contract for the Supply of DFC Modules and DFC Components dated as of June 9, 2009, by and between FuelCell Energy, Inc. and POSCO (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K, dated November 2, 2009).

Exhibit No.	Description

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

10.58	*The FuelCell Energy, Inc. 2006 Equity Incentive Plan (incorporated by reference to the Company’s S-8 filing on January 23, 2007)

10.59	*Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to the exhibit of the same number contained in the Company's Form 8-K dated March 21, 2012).

10.61
Export loan agreement dated January 4, 2011, between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the period ended October 31, 2010 dated January 14, 2011)

Exhibit No.	Description
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

10.67
*Employment Agreement, dated March 21, 2012 and effective as of January 1, 2012 between FuelCell Energy, Inc. and Anthony Rauseo, Chief Operating Officer (incorporated by reference to the exhibit of the same number contained in the Company’s Form 8-K, dated March 31, 2012).

10.68
*Employment Agreement, dated March 21, 2012 and effective as of January 1, 2012 between FuelCell Energy, Inc. and Michael Bishop, Chief Financial Officer (incorporated by reference to the exhibit of the same number contained in teh Company's Form 8-K, dated March 21, 2012).

10.69
Letter Agreement dated March 31, 2011, Guarantee dated April 1, 2011 by and between the Company and Enbridge, Inc. and Revised Special Rights and Restrictions attributable to the Class A Preferred Stock of FuelCell Energy, Ltd. for each (incorporated by reference to the Company’s Form 8-K dated April 6, 2011).

10.70
Second Amendment dated January 4, 2012 to the Export loan agreement dated January 4, 2012, between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to the exhibit of the same number contained in the Company's 10-K for the year ended October 31, 2011).

Exhibit No.	Description
10.71
Securities Exchange Agreement dated December 20, 2012 by and among the Company and Versa Power Systems Inc., and the stockholders of Versa Power Systems Inc., (incorporated by reference to the Company's Form 8-K dated December 20, 2012).

10.72	Purchase and Sale Contract dated October 31, 2012 by and between POSCO Energy Co., LTD. and the Company (incorporated by reference to the Company's Form 8-K dated as of October 31, 2012).

10.73
Cell Technology Transfer and License Agreement dated October 31, 2012 by and between the Company and POSCO Energy, Co., LTD (incorporated by reference to the Company's Form 8-K dated as of October 31, 2012 and the Company's Form 8-K/A dated as of January 7, 2013).

10.74
Amendment to Technology Transfer Distribution and Licensing Agreement dated as of February 7, 2007 and the Stack Technology Transfer License Agreement dated as of October 27, 2009, each by and between the Company and POSCO Energy, Co., LTD (incorporated by reference to the Company's Form 8-K dated as of October 31, 2012).

10.75
Underwriting Agreement, dated as of March 22, 2012, among the Company, Lazard Capital Markets LLC, Stifel, Nicolaus & Company, Incorporated and FBR Capital Markets & Co. (incorporated by reference to exhibit 1.1 of the Company's Form 8-K dated March 22, 2012).

10.76
Securities Purchase Agreement, dated April 30, 2012, by and between the Company and POSCO Energy Co., Ltd, dated April 30, 2012 (incorporated by reference to exhibit 10.1 of the Company's Form 8-K dated April 30, 2012).

14
Code of Ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer. (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the year ended October 31, 2003)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

Exhibit No.	Description
101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkebase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 8, 2013.
FUELCELL ENERGY, INC.

/s/ Arthur A. Bottone Arthur A. Bottone	Dated: January 8, 2013
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur A. Bottone Arthur A. Bottone	President, Chief Executive Officer and Director (Principal Executive Officer)	January 8, 2013

/s/ Michael S. Bishop Michael S. Bishop	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Accounting and Financial Officer)	January 8, 2013

/s/ Richard A. Bromley Richard A. Bromley	Director	January 11, 2013

/s/ James H. England James H. England	Director	January 9, 2013

/s/ James D. Gerson James D. Gerson	Director	January 11, 2013

/s/ William A. Lawson William A. Lawson	Director	January 11, 2013

/s/ John A. Rolls John A. Rolls	Director — Chairman of the Board	January 7, 2013

/s/ Togo Dennis West Jr. Togo Dennis West Jr.	Director	January 10, 2013

INDEX OF EXHIBITS

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document