Form 10-Q
period 2013-01-31
FUELCELL ENERGY INC
filed 2013-03-12
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding at March 5, 2013: 189,475,524

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$86,271	$57,514
License fee receivable	—	10,000
Accounts receivable, net	20,101	25,984
Inventories	47,048	47,701
Other current assets	6,945	4,727
Total current assets	160,365	145,926
Property, plant and equipment, net	21,553	23,258
Goodwill	4,245	—
Intangible assets	9,592	—
Investment in and loans to affiliate	—	6,115
Other assets, net	13,881	16,186
Total assets	$209,636	$191,485
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,221	$5,161
Accounts payable	7,413	12,254
Accounts payable due to affiliate	—	203
Accrued liabilities	20,843	20,265
Deferred revenue	66,589	45,939
Preferred stock obligation of subsidiary	1,073	1,075
Total current liabilities	101,139	84,897
Long-term deferred revenue	22,317	15,533
Long-term preferred stock obligation of subsidiary	13,268	13,095
Long-term debt and other liabilities	7,380	3,975
Total liabilities	144,104	117,500
Redeemable preferred stock (liquidation preference of $64,020 at January 31, 2013 and October 31, 2012)	59,857	59,857
Total Equity:
Shareholders’ equity
Common stock ($.0001 par value); 275,000,000 shares authorized; 189,496,028 and 185,856,123 shares issued and outstanding at January 31, 2013 and October 31, 2012, respectively.	19	18
Additional paid-in capital	754,605	751,256
Accumulated deficit	(748,512)	(736,831)
Accumulated other comprehensive income	142	66
Treasury stock, Common, at cost (5,679 shares at January 31, 2013 and October 31, 2012)	(53)	(53)
Deferred compensation	53	53
Total shareholders’ equity	6,254	14,509
Noncontrolling interest in subsidiaries	(579)	(381)
Total equity	5,675	14,128
Total liabilities and equity	$209,636	$191,485
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2013	2012
Revenues (1):
Product sales	$29,065	$26,202
Service and license revenues	4,969	3,398
Advanced technologies contract revenues	2,324	1,737
Total revenues	36,358	31,337
Costs of revenues:
Cost of product sales	29,944	23,360
Cost of service and license revenues	6,485	4,300
Cost of advanced technologies contract revenues	2,240	1,573
Total costs of revenues	38,669	29,233
Gross (loss) profit	(2,311)	2,104
Operating expenses:
Administrative and selling expenses	5,432	3,764
Research and development expenses	3,327	3,783
Total costs and expenses	8,759	7,547
Loss from operations	(11,070)	(5,443)
Interest expense	(566)	(630)
Income (loss) from equity investment	46	(362)
License fee and royalty income	—	424
Other income (expense), net	(282)	196
Loss before provision for income taxes	(11,872)	(5,815)
Provision for income taxes	(7)	(199)
Net loss	(11,879)	(6,014)
Net loss attributable to noncontrolling interest	198	71
Net loss attributable to FuelCell Energy, Inc.	(11,681)	(5,943)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(12,481)	$(6,743)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.07)	$(0.05)
Basic and diluted weighted average shares outstanding	187,553,306	139,555,596

	Three Months Ended January 31,
	2013	2012
Net loss	$(11,879)	$(6,014)
Other comprehensive income (loss):
Foreign currency translation adjustments	76	(2)
Comprehensive loss	$(11,803)	$(6,016)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,879)	$(6,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	509	540
(Income) loss from equity investment	(46)	362
Depreciation	1,012	1,449
Amortization of bond premium and interest expense on preferred stock obligation	511	581
Other non-cash transactions, net	210	(175)
Decrease (increase) in operating assets:
Accounts receivable	17,020	(1,942)
Inventories	3,236	(6,203)
Other assets	(739)	(880)
Increase (decrease) in operating liabilities:
Accounts payable	(5,345)	3,919
Accrued liabilities	(1,026)	(3,255)
Deferred revenue	27,434	(6,184)
Net cash provided by (used in) operating activities	30,897	(17,802)
Cash flows from investing activities:
Capital expenditures	(1,397)	(926)
Cash acquired from acquisition	357	—
Treasury notes matured	—	7,500
Net cash (used in) provided by investing activities	(1,040)	6,574
Cash flows from financing activities:
Repayment of debt	(63)	(55)
Payment of preferred dividends and return of capital	(1,113)	(4,288)
Proceeds from sale of common stock, net of registration fees	—	1,188
Net cash used in financing activities	(1,176)	(3,155)
Effects on cash from changes in foreign currency rates	76	(2)
Net increase (decrease) in cash and cash equivalents	28,757	(14,385)
Cash and cash equivalents-beginning of period	57,514	51,415
Cash and cash equivalents-end of period	$86,271	$37,030
Supplemental cash flow disclosures:
Cash interest paid	$55	$63
Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$—	$550
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$85	$84
Common stock issued for acquisition	$3,562	$—
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a Delaware corporation engaged in the design, manufacture, install, operation and service of ultra-clean, efficient and reliable fuel cell power plants. Our Direct FuelCell power plants produce reliable 24/7 base load electricity and usable high quality heat for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cell and other fuel cell technologies. We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through cash generated from product sales and research and development contracts, license fee income and sales of equity and debt securities. In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and continuing our cost reduction efforts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of January 31, 2013 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet as of October 31, 2012 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2012, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Service agreement revenue has been separated from Product sales and revenues and is now combined with license revenue. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of the agreements to reflect fees and royalties for the manufacture of complete DFC Power Plants. Classification as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity has become a significant component of non-product revenue. Additionally, Advanced technologies contract revenues has been renamed from Research and development contracts to better describe the sources of revenue from contract research.

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

Concentrations
We contract with a concentrated number of customers for the sale of products and for research and development contracts. Significant revenues from individual customers for the three months ended January 31, 2013 and 2012 included POSCO Energy (“POSCO”), which is a related party and owns approximately 16 percent of the outstanding common shares of the Company as of January 31, 2013, Dominion Bridgeport Fuel Cell, LLC, U.S. Government (primarily the Department of Energy) and Logan Energy.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The percent of consolidated revenues from each customer is presented below.

	Three Months Ended January 31,
	2013	2012
POSCO Energy	69%	64%
Dominion Bridgeport Fuel Cell, LLC	16%	—%
U.S. Government (primarily the Department of Energy)	5%	5%
Logan Energy	—%	11%
Combined	90%	80%

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
In June 2011, the FASB issued guidance that eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has adopted this update in the first quarter of fiscal year 2013. The adoption of this accounting guidance only impacted our financial statement presentation and did not have an impact on our financial position, results of operations or disclosures.

Recent Accounting Guidance Not Yet Effective
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

Note 3. Acquisitions
Versa Power Systems, Inc. (“Versa”) is one of our sub-contractors under the Department of Energy's (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa is a private company founded in 2001 that is developing advanced SOFC systems for various stationary and mobile applications. We had a 39 percent ownership interest and accounted for Versa under the equity method of accounting. We recognized our share of the income or losses as income/(loss) from equity investments on the consolidated statements of operations.
On December 20, 2012, the Company acquired the remaining 61 percent ownership position of Versa in a stock transaction by exchanging approximately 3.5 million shares of its common stock for the remaining 61 percent of outstanding Versa shares held by the other Versa shareholders.
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Step-acquisition accounting guidance was applied and an impairment charge relating to the previously held equity investment was recorded in the fourth quarter of 2012.
The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. This allocation is preliminary and the Company is still in the process of

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

analyzing and evaluating the acquired deferred tax attributes of Versa, if any.  Completion of this review may result in adjustments to the deferred tax attributes and amounts recorded as a result of this acquisition.

Cash and cash equivalents	357
Accounts receivable	1,133
Other current assets	23
Property, plant and equipment	480
Goodwill	4,245
In-process research and development	9,592
Other assets	101
Accounts payable	(302)
Other current liabilities	(1,682)
Deferred tax liabilities (1)	(3,357)
Other long-term liabilities	(155)
Total identifiable net assets	10,435

(1) Classified in Long-term debt and other liabilities.

Acquisition-related costs are being expensed as incurred. The Company incurred a total of $0.1 million of transaction costs related to the acquisition. These costs were recognized in administrative and selling expenses on the statement of operations and comprehensive income for the three months ended January 31, 2013.

Versa has been fully consolidated into the Company's financial statements as of the acquisition date. Versa receives revenue under a number of research contracts including the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) coal-based systems program and a research contract with The Boeing Company. Revenue and associated costs are recognized under advanced technologies contract revenues in the consolidated statements of operations.

Note 4. Inventories
The components of inventory at January 31, 2013 and October 31, 2012 consisted of the following:

	January 31, 2013	October 31, 2012
Raw materials	$20,022	$17,683
Work-in-process (1)	27,026	30,018
Net Inventory	$47,048	$47,701

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or stack components that are intended to be used in future power plant orders. Included in Work-in-process as of January 31, 2013 and October 31, 2012 is $6.4 million and $11.3 million, respectively, of completed standard components ready to be incorporated into power plants and deployed upon receipt of customer orders.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks, which are subcomponents of a power plant. Work in process also includes costs related to modules which have not yet been placed into production for a particular commercial customer contract.

Raw materials and work in process are net of valuation reserves of approximately $1.8 million and $2.4 million at January 31, 2013 and October 31, 2012, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Accounts Receivable
Accounts receivable at January 31, 2013 and October 31, 2012 consisted of the following:

	January 31, 2013	October 31, 2012
U.S. Government:
Amount billed	$524	$20
Unbilled recoverable costs	1,611	890
	2,135	910
Commercial Customers:
Amount billed	9,857	18,786
Unbilled recoverable costs	8,109	6,288
	17,966	25,074
	$20,101	$25,984

We bill customers for power plant and module kit sales based on certain milestones being reached. We bill service agreements ("SA") based on the contract price and billing terms of the contracts. The majority of advanced technology contracts are with the U.S. Government. We bill the U.S. Government based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. The remainder of advanced technology contracts are billed based on milestones or costs incurred. Included in Commercial Customers accounts receivable are amounts due from POSCO of $8.1 million and $18.1 million at January 31, 2013 and October 31, 2012, respectively. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.6 million at January 31, 2013 and October 31, 2012.

Note 6. Other Assets, net
Other assets, net at January 31, 2013 and October 31, 2012 consisted of the following:

	January 31, 2013	October 31, 2012
Long-term stack residual value (1)	$12,924	$14,316
Other (2)	957	1,870
Other Assets, net	$13,881	$16,186

(1)
Relates to stack replacements performed under the Company's service agreements. The cost of the stack replacement is recorded as a long term asset and is depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack is expensed at the time of restack. Accumulated depreciation was $8.6 million and $7.6 million for the periods ended January 31, 2013 and October 31, 2012, respectively.

(2)	Includes security deposits, notes receivable and interest receivable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Accrued Liabilities
Accrued liabilities at January 31, 2013 and October 31, 2012 consisted of the following:

	January 31, 2013	October 31, 2012
Accrued payroll and employee benefits (1)	$3,560	$3,907
Accrued contract and operating costs (2)	36	39
Reserve for product warranty cost (3)	2,384	2,317
Reserve for service agreement costs (4)	7,957	7,222
Reserve for B1200 repair and upgrade program (5)	4,669	4,753
Accrued taxes, legal, professional and other (6)	2,237	2,027
	$20,843	$20,265

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts.

(3)
Activity in the reserve for product warranty costs for the three months ended January 31, 2013 included additions for estimates of potential future warranty obligations of $1.7 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $1.6 million as contracts progress through the warranty period or are beyond the warranty period.

(4)
As of January 31, 2013, the loss reserve on service agreement contracts totaled $5.6 million compared to $5.0 million as of October 31, 2012. Also included in this line item is a reserve for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance totaled $2.4 million and $2.2 million as of January 31, 2013 and October 31, 2012, respectively.

(5)	For the three months ended January 31, 2013, the Company incurred actual repair and upgrade costs of approximately $0.1 million.

(6)	Balance includes accrued sales, use and payroll taxes as well as accrued legal, professional and other expenses as of the end of the period.

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

Share-based compensation reflected in the consolidated statements of operations were as follows:

	Three Months Ended January 31,
	2013	2012
Cost of revenues	$132	$161
General and administrative expense	315	297
Research and development expense	60	83
Total share-based compensation	$507	$541

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes stock option activity for the three months ended January 31, 2013:

	Number of options	Weighted average option price ($)
Outstanding at October 31, 2012	3,120,456	6.96
Canceled	(32,325)	9.07
Outstanding at January 31, 2013	3,088,131	6.94

As of January 31, 2013, there were 3,118,429 RSAs outstanding with a weighted average per share fair value of $1.59. There were 18,349 RSA's granted during the three months ended January 31, 2013 and forfeitures totaled 8,780 during this period.

For the three months ended January 31, 2013, 108,008 shares were issued under the ESPP at a per share cost of $0.79. There were 666,365 shares of common stock reserved for issuance under the ESPP as of January 31, 2013.

Note 9. Shareholders’ Equity
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the three months ended January 31, 2013:

	Total Shareholders’ Equity	Noncontrolling interest	Total Equity
Balance at October 31, 2012	$14,509	$(381)	$14,128
Common stock issued for acquisition	3,562	—	3,562
Share-based compensation	509	—	509
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	79	—	79
Preferred dividends – Series B	(800)	—	(800)
Other comprehensive loss - foreign currency translation adjustments	76	—	76
Net loss	(11,681)	(198)	(11,879)
Balance at January 31, 2013	$6,254	$(579)	$5,675

 Common Stock Sales
On December 20, 2012, the Company issued 3.5 million shares of common stock for the remaining 61 percent of outstanding Versa shares at a price of $1.01 per share for a total value of $3.6 million.
The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company's outstanding Series I and Series B preferred shares.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2013	2012
Numerator
Net loss	$(11,879)	$(6,014)
Net loss attributable to noncontrolling interest	198	71
Preferred stock dividend	(800)	(800)
Net loss attributable to common shareholders	$(12,481)	$(6,743)
Denominator
Weighted average basic common shares	187,553,306	139,555,596
Effect of dilutive securities (1)	—	—
Weighted average diluted common shares	187,553,306	139,555,596
Basic loss per share	$(0.07)	$(0.05)
Diluted loss per share (1)	$(0.07)	$(0.05)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive, as the strike prices are above current market price. Potentially dilutive instruments include stock options and convertible preferred stock. At January 31, 2013 and 2012, there were options to purchase 3.1 million and 3.0 million shares of common stock, respectively. Refer to our Annual Report on Form 10-K for the year ended October 31, 2012 for information on our convertible preferred stock.

Note 11. Commitments and Contingencies
We have pledged approximately $15.6 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2013, outstanding letters of credit totaled $14.7 million. These expire on various dates through July 2015.

Note 12. Preferred Stock
Series B Preferred Stock
At January 31, 2013 and October 31, 2012, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash for the three months ended January 31, 2013 and 2012, respectively.

Series 1 Preferred Shares
As of January 31, 2013 and October 31, 2012, the carrying value of the Series 1 Preferred shares was Cdn.$14.4 million ($14.3 million USD) and Cdn.$14.2 million ($14.2 million USD), respectively, and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. The Company made its scheduled return of capital and dividend payments of $0.3 million (Cdn.$0.3 million) during the three months ended January 31, 2013.

Derivative liability related to Series 1 Preferred Shares
The aggregate fair value of the derivatives related to the Series 1 Preferred shares which are included within long-term debt and other liabilities on the consolidated balance sheets as of January 31, 2013 and October 31, 2012 was $0.7 million, respectively.

Note 13. Subsequent Events

On March 5, 2013 the Company closed on a new long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport project. A portion of the proceeds of this new loan will be used to repay an existing loan of $0.9 million due to the Connecticut Clean Energy Fund. The balance of this loan will be drawn down during 2013 as working capital support during the construction period of the project. The loan agreement to carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in forty eight equal monthly installments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our ability to achieve our sales plans and cost reduction targets; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategy; (iv) our product development strategy; (v) our financing plans; (vi) the timing and magnitude of future contracts; (vii) changes in the regulatory environment; (viii) potential volatility of energy prices; and (ix) rapid technological change or competition. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 in the section entitled “Item 1A. Risk Factors.”
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements ("SA"), allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2012 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are a leading integrated fuel cell company with a growing global presence. We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants. Our power plants offer scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges.
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
We service the power plants for virtually every customer we have globally under long term service agreements. We monitor and operate the power plants around the clock from our technical assistance center located at our Danbury, Connecticut headquarters. We have an extensive service network of FuelCell Energy technicians who provide on-site service and maintenance.
Recent Developments
The Company executed a number of key initiatives during the first quarter of 2013.
Versa Power Systems, Inc. acquisition
In December 2012, the Company acquired the remaining 61 percent ownership position of Versa Power Systems, Inc. (Versa), a leading global developer of solid oxide fuel cell technology (SOFC). The Versa SOFC technology is incorporated in programs involving a broad range of leading global companies including the Boeing Company. The potential market opportunity for the SOFC technology is with sub-megawatt applications for customers that need on-site power generation in either combined heat and power or electric-only configurations. The DFC® product line utilizes carbonate technology and is well-suited for the megawatt class market as the technology and the economics scale very well with greater size. SOFC technology is complementary and will target adjacent market opportunities in the sub-megawatt market, such as commercial buildings and high rise residential complexes. FuelCell Energy is currently in discussion with several potential global partners to commercialize the SOFC technology.

The transaction resulted in the Company exchanging approximately 3.5 million shares of its common stock for the remaining 61 percent of outstanding Versa shares held by the four Versa shareholders.

As of January 31, 2013, the Company had a total of 107 U.S. patents (27 U.S. patents were acquired through the acquisition of Versa) and 89 international patents (42 international patents were acquired through the acquisition of Versa). The patents have an average remaining life of approximately 11 years.

Versa is fully consolidated into the Company's financial statements since the date of the acquisition of the remaining ownership interest. Versa earns revenue under a number of research contracts including the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) coal-based systems program and a research contract with The Boeing Company. Revenue and associated costs are expected to be recognized under advanced technologies contract revenues in the consolidated financial statements of FuelCell Energy, Inc.

Bridgeport Project

In December 2012, the Company announced the sale of a 14.9 MW fuel cell park in Bridgeport, Connecticut to Dominion, one of the largest utilities in the U.S. with operations in 15 states. Five 2.8 MW DFC3000® power plants will supply 14.0 megawatts of ultra-clean electricity and heat from the fuel cells will be converted into an additional 0.9 MW of virtually emission free electricity through use of an organic rankine cycle configuration. Connecticut Light & Power will purchase the electricity from Dominion under a 15 year energy purchase agreement. Fuel cell parks assist utilities in adding environmentally friendly and economical baseload power generation throughout their service areas, reducing congestion of their existing transmission and distribution grids.

On March 5, 2013 the Company closed on a new long-term loan agreement with the Connecticut Clean Energy and  Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport project. A portion of the proceeds of this new loan will be used to repay an existing loan of $0.9 million due to the Connecticut Clean Energy Fund. The balance of this loan will be drawn down during 2013 as working capital support during the construction period of the project. The loan agreement to carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in forty eight equal monthly installments.

Korean Market Developments
During the first quarter of 2013, construction began on a 58.8 MW fuel cell park in Hwasung City, South Korea. FuelCell Energy will be supplying DFC modules and components to the project. The project is supportive of the Renewable Portfolio Standard (RPS) that promotes clean energy, reduces carbon emissions, and develops local economic growth. The fuel cell park ownership includes Korea Hydro Nuclear Power Co., Ltd., Samchully Co., a gas distribution company, POSCO and financial investors. The electricity generated by the fuel cell park will be supplied to the local electric grid.
The POSCO relationship illustrates our strategy of executing locally for economic development, while leveraging our global expertise and infrastructure. The global supply chain developed by FuelCell Energy will supply both the new POSCO facility in Pohang, South Korea as well as the FuelCell Energy production facility. Integrating the supply chain to support global production leverages the greater purchasing volume and enhanced consistency of ordering to reduce product costs. Local capacity in South Korea provides a second source of supply for DFC fuel cell stacks, which is valued by some prospective customers and project investors should a supply disruption occur at the FuelCell Energy production facility in Connecticut, USA. Locating final assembly of our DFC power plants closer to end users reduces costs and ensures our products meet the needs of individual markets. POSCO fulfills South Korean energy policy objectives and creates local employment. POSCO is also marketing power plants regionally, beginning with markets in Indonesia.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended January 31, 2013 and 2012
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,		Change
	2013	2012	$	%
Total revenues	$36,358	$31,337	$5,021	16

Total cost of revenues	$38,669	$29,233	$9,436	32

Total gross (loss) profit	$(2,311)	$2,104	$(4,415)	(210)

Total cost-to-revenue ratio (1)	1.06	0.93		14

(1)	Cost-to-revenue ratio is calculated as total cost of revenues divided by total revenues.
Total revenues for the three months ended January 31, 2013 increased $5.0 million, or 16 percent, to $36.4 million from $31.3 million during the same period last year. Total cost of revenues for the three months ended January 31, 2013 increased by $9.4 million, or 32 percent, to $38.7 million from $29.2 million during the same period last year. A discussion of the changes in product sales and service agreement revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue reclassifications.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the three months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,		Change
	2013	2012	$	%
Revenues:
Product sales	$29,065	$26,202	$2,863	11
Service and license revenues	4,969	3,398	1,571	46
Total	$34,034	$29,600	$4,434	15
Cost of Revenues:
Product sales	$29,944	$23,360	$6,584	28
Service and license revenues	6,485	4,300	2,185	51
Total	$36,429	$27,660	$8,769	32
Gross profit (loss):
Gross profit (loss) from product sales	$(879)	$2,842	$(3,721)	(131)
Gross loss from service and license revenues	(1,516)	(902)	(614)	68
Total	$(2,395)	$1,940	$(4,335)	(223)
Product sales cost-to-revenue ratio (1)	1.03	0.89		16
Service agreement revenues cost-to-revenue ratio (1)	1.31	1.27		3

(1)	Cost-to-revenue ratio is calculated as cost of sales and revenues divided by sales and revenues.

Product sales and service and license revenues increased $4.4 million, or 15 percent, in the three months ended January 31, 2013 to $34.0 million compared to $29.6 million for the prior year period. The increase is due to higher fuel cell kit sales, the beginning of revenue recognition for the Bridgeport fuel cell park of approximately $2.7 million and additional license and royalty income generated in the 2013 period. Beginning in the first quarter of 2013, license revenue is being recorded as service and license revenues. This change in prospective classification is due to the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of POSCO licensing and royalty agreements to reflect fees and royalties for the exclusive rights to sell, install, service and repair complete DFC Power Plants in the Asia Market. Cost of product sales and service and license revenues increased $8.8 million, or 32 percent for the three months ended January 31, 2013 to $36.4 million compared to $27.7 million in the same period in the prior year. The Company incurred warranty and after-market costs of approximately $2.1 million during the quarter as a result of a select number of fuel cell stacks being damaged in the assembly process. This isolated issue has been thoroughly investigated, process changes implemented, and field repairs undertaken to support the limited number of customers impacted. Margins in the first quarter of 2013 were further impacted by unfavorable product mix and costs related to the Company's undertaking to increase production in the second quarter of 2013.
Gross loss for product sales and service and license revenues is $2.4 million, compared to gross profit of $1.9 million for the three months ended January 31, 2013. The cost-to-revenue ratio for product sales was 1.03-to-1.00 for the three months ended January 31, 2013 compared to 0.89-to-1.00 for the three months ended January 31, 2012.

Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and inventory excess and obsolescence charges. Cost of service and license agreements include maintenance and stack replacement costs to service power plants for customers with long-term service agreements and operating costs for our units under power purchase agreements (“PPA”).
Product Sales and Cost of Sales
Product sales and revenues for the three months ended January 31, 2013 included $25.1 million from the sale of power plants and fuel cell kits and $4.0 million of revenue primarily related to costs incurred for site engineering and construction services relating to the Bridgeport fuel cell park contract. This compared to product sales and revenues for the three months of January 31, 2012 which included $20.9 million from the sale of power plants and fuel cell kits and $5.3 million of revenue primarily from power plant component sales and site engineering and construction services.
Cost of product sales increased $6.5 million for the three months ended January 31, 2013 to $29.9 million, compared to $23.4 million in the same period the prior year. Gross profit decreased $3.7 million to a gross loss of $0.9 million in the three months ended January 31, 2013 compared to a gross profit of $2.8 million for the three months ended January 31, 2012 due to a select number of fuel cell stacks being damaged in the assembly process, an unfavorable product mix and costs related to the Company's undertaking to increase production in the second quarter of 2013.
As of January 31, 2013 our annual production run-rate was 56 MW. Numerous actions were undertaken during the first quarter of 2013 in preparation for increasing the annual production run-rate at the Torrington, Connecticut facility to 70 MW in the second quarter of 2013. The supply chain is ready to support the production increase. More than 50 direct manufacturing positions have been added since the start of the first quarter to support the production ramp. Total headcount globally is now 575 employees. Higher production volumes support increased quarterly revenue in 2013 and will lead to expanding margins from improved absorption of fixed overhead costs and broadening of the revenue mix to include complete power plant sales in North America and Europe.
Service and License Revenues and Cost of Revenues
Revenues for the three months ended January 31, 2013 from service and power purchase agreements and license fee and royalty agreements totaled $5.0 million, compared to $3.4 million for the same period in the prior year. The increase relates to the inclusion of license and royalty income within revenues beginning in the first quarter of fiscal 2013. The change in classification is a result of the new license and royalty agreement entered into with POSCO on October 31, 2012 for our core technology and the harmonization of the existing agreements to reflect fees and royalties to be earned for the rights to sell, install, service and repair complete DFC Power Plants. Classification of license and royalty income as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity becoming an ongoing significant component of our central operations. Service and license cost of revenues increased to $6.5 million from $4.3 million for the prior year period. The gross loss on service and license agreements increased to $1.5 million for the three months ended January 31, 2013, compared to $0.9 million for the comparable prior year period. The decrease in service and license agreement margins is primarily due to additional costs incurred on service agreements in the 2013 period including reserves required due to the assembly quality issue discussed above under Product Sales and Cost of Sales. The loss on service agreements has historically been due to high maintenance, stack replacement and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the three months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,		Percentage
	2012	2011	change
Advanced technologies contracts	$2,324	$1,737	33%
Cost of advanced technologies contracts	2,240	1,573	42%
Gross profit	$84	$164	(49)%
Advanced technologies contracts revenue for the three months ended January 31, 2013 was $2.3 million, which increased $0.6 million when compared to $1.7 million of revenue for the three months ended January 31, 2012. Cost of advanced technologies contracts increased $0.7 million to $2.2 million for the three months ended January 31, 2013, compared to $1.6 million for the same period in the prior year. Gross profit from advanced technology contracts for the three months ended January 31, 2013 was $0.1 million or 4 percent, compared to $0.2 million or 9 percent for the three months ended January 31, 2012. The decrease in margins is due to the mix of cost share on contracts with activity during the period.
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
Administrative and selling expenses
Administrative and selling expenses were $5.4 million for the three months ended January 31, 2013 compared to $3.8 million during the three months ended January 31, 2012. Administrative and selling expenses increased as a result of increased business development activity in the U.S. and Europe.
Research and development expenses
Research and development expenses decreased $0.5 million to $3.3 million during the three months ended January 31, 2013, compared to $3.8 million for the same period in 2012. The decrease reflects resource requirements on the previously discussed manufacturing quality issue on a select batch of fuel cell stacks. Our internal research and development focus continues to be on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the three months ended January 31, 2012 was $11.1 million compared to a loss of $5.4 million for the same period in 2012. The increase was a result of a quality issue identified in a select batch of fuel cell stacks, unfavorable manufacturing variances and increased business development activity which increased administrative and selling expenses, partially offset by lower research and development expenses.
Interest expense
Interest expense for the three months ended January 31, 2013 and 2012 was $0.6 million. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary of $0.5 million and $0.6 million, respectively.
Income/(loss) from equity investments
Equity in income of $0.05 million recorded in the three months ended January 31, 2013 represents our share of Versa's income through the acquisition date. A loss of $0.4 million was recorded for our share of Versa's losses for this investment for the three months ended January 31, 2012.
License fee and royalty income
License fee income for the three month period ended January 31, 2012 was $0.4 million which represents the license fee and royalty income earned from POSCO. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues under service and license revenues. Refer to Critical Accounting Policies and Estimates for further discussion on this change.
Other income (expense), net
Other income (expense), net, was an expense of $0.3 million for the three month period ended January 31, 2013 compared to an income of $0.2 million for the same period in 2012.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended January 31, 2013 our provision for income taxes was insignificant. We have begun manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended January 31, 2013 and October 31, 2012 was $0.2 million and $0.1 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the three month periods of January 31, 2013, and 2012.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended January 31, 2013 and 2012, net loss to common shareholders was $12.5 million and $6.7 million, respectively and loss per common share was $(0.07) and $(0.05), respectively.

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
Annual production capacity at our manufacturing facility is up to 90 MW with full utilization under its current configuration. Numerous actions were undertaken during the first quarter of 2013 in preparation for increasing the annual production run-rate at the Torrington, Connecticut facility to 70 MW as a result of the increasing backlog. To support the production ramp more than 50 new manufacturing jobs have been created in Connecticut since the start of the first quarter.
The 121.8 MW POSCO order, combined with scheduled re-stacks of existing power plant installations that are currently under Service Agreements (SA's) is expected to provide a base level of production of approximately 50 MW per year through 2016 at the Company's production facility in Torrington, Connecticut. The Company also has production backlog of approximately 16 MW which are planned for 2013 production. The Company is targeting additional order flow of 20 to 30 MW in 2013. As order flow dictates, the Company will ramp up production to meet demand. EBITDA (earnings before interest, taxes, depreciation and amortization) breakeven is expected with annual production volume of approximately 80 MW.
The cell license agreement has multiple benefits for both FuelCell Energy and POSCO. POSCO is currently designing and will construct a cell manufacturing facility in South Korea capacity capable of producing up to 140 MW of product annually. Production in South Korea will improve responsiveness for meeting demand under the Renewable Portfolio Standard. The Company will avoid capital investment for Asian market development and will benefit from market expansion by receiving a royalty payment from POSCO for each power plant sold, with a 15 year royalty term. Establishing a second source of supply for fuel cell modules mitigates a risk factor for prospective customers evaluating long term fuel cell power plant projects that include scheduled replacement stacks. Increased production volume, whether in the USA or South Korea, will reduce the cost of DFC plants, further spurring market adoption.
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

Cash Flows
Cash and cash equivalents totaled $86.3 million as of January 31, 2013 compared to $57.5 million as of October 31, 2012. The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash provided by operating activities was $30.9 million during the first three months of 2013 compared to $17.8 million used in operating activities during the first three months of 2012. Net cash provided by operating activities for the first three month period of 2013 is a result of a decrease in accounts receivable of $17.0 million from customer collections, a decrease in inventories of $3.2 million resulting from the deployment of modules to customers, an increase in deferred revenues of $27.4 million relating to the timing of customer milestone billings. These were partially offset by a decrease in accounts payable and accrued liabilities of $6.4 million. Net cash used of $17.8 million during the first three months of 2012 related to a decrease in deferred revenues of $6.2 million due to lower progress payments on commercial orders, an increase of $6.2 million in inventory relating to the build of inventory for future orders, a decrease in accrued liabilities of $3.3 million, and an increase in accounts receivable of $1.9 million.
Investing Activities – Net cash used in investing activities was $1.0 million during the first three months of 2013 compared to net cash provided by investing activities of $6.6 million during the first three months of 2012. The net cash used in investing activities for the first three months of 2013 related to capital expenditures of $1.4 million, partially offset by cash acquired from the Versa acquisition of $0.4 million. Cash provided by investing activities during the first three months of 2012 relates to the maturity of U.S. treasuries of $7.5 million, partially offset by capital expenditures of $0.9 million.
Financing Activities – Net cash used in financing activities was $1.2 million during the first three months of 2013 compared to net cash used in financing activities of $3.2 million in the prior year period. The net cash used in financing activities during the first three months of 2013 was primarily for the payment of preferred dividends and return of capital relating of $1.1 million compared to $4.3 million in 2012. The first three months of 2012 also included cash received from the sale of common stock of $1.2 million.
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations on a consistent basis. Our operations are funded primarily through cash generated from product sales and advanced technology contracts, license fee income and raising capital. In order to consistently produce positive cash flow from operations, we need to be successful at increasing annual order volume and implementing our cost reduction efforts. Please see our Form 10-K for the fiscal year ended October 31, 2012 for further details.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of January 31, 2013 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$81,265	$73,629	$7,636	$—	$—
Series 1 Preferred obligation (2)	14,102	1,247	2,495	2,495	7,865
Term loans (principal and interest)	4,240	1,070	429	475	2,266
Capital and operating lease commitments (3)	5,250	2,157	2,328	574	191
Revolving Credit Facility (4)	4,000	4,000	—	—	—
Series B Preferred dividends payable (5)
Totals	$108,857	$82,103	$12,888	$3,544	$10,322

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents the amount outstanding as of January 31, 2013 on a $5.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is April 3, 2013.  The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

(5)
We pay $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine the period when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75) for 20 trading days during any consecutive 30 trading day period.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At January 31, 2013, we had an outstanding balance of $3.4 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

Bridgeport FuelCell Park, LLC (“BFCP”), one of our wholly-owned subsidiaries, has an outstanding loan with the Connecticut Clean Energy Fund, secured by assets of BFCP. Interest accrues monthly at an annual rate of 8.75 percent and repayment of principal and accrued interest is not required until the occurrence of certain events. The outstanding balance on this loan, including accrued interest, is $0.9 million as of January 31, 2013. On March 5, 2013 the Company closed on a new long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport project. A portion of the proceeds of this new loan will be used to repay an existing loan of $0.9 million due to the Connecticut Clean Energy Fund. The balance of this loan will be drawn down during 2013 as working capital support during the construction period of the project. The loan agreement to carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in forty eight equal monthly installments.

We have pledged approximately $15.6 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2013, outstanding letters of credit totaled $14.7 million. These expire on various dates through July 2015.
As of October 31, 2012, we have uncertain tax positions aggregating $15.7 million and have reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
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
Research and development cost-share contracts
We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2013, research and development sales backlog totaled $18.0 million, of which $7.5 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss reserves, excess, slow-moving and obsolete inventories, product warranty costs, reserves on SA's, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of long-lived assets, purchase accounting, income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are set-forth below.
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants and modules (ii) the sale of component part kits and spare parts to customers, (iii) site engineering and construction services (iv) providing services under SA's, (v) the sale of electricity under PPA's as well as incentive revenue from the sale of electricity under PPA's, (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) customer-sponsored advanced technology projects.

The Company periodically enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to evaluate whether there are multiple deliverables, and whether the consideration under the arrangement is being appropriately allocated to each of the deliverables. Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. Government. Revenue from product and kit sales, construction services and component part kits revenue is recorded as product sales in the consolidated statements of operations. Revenue from SA's, PPA's, license and royalty revenue and engineering services revenue is recorded as service and license revenues and revenue from customer-sponsored advanced technology from research and development projects is recorded as advanced technologies contract revenues in the consolidated statements of operations.
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.04 million as of January 31, 2013 and October 31, 2012. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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
The Company receives license fees and royalty income from POSCO as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. On October 31, 2012, we entered into a new license agreement; Cell Technology Transfer Agreement which provides POSCO with the technology to manufacture Direct FuelCell power plants in South Korea and the market access to sell power plants throughout Asia. In conjunction with this agreement we amended the 2010-year manufacturing and distribution agreement with POSCO and the 2009 License Agreement. The new 2012 agreement and the amendments contain multiple elements, including the license of technology and market access rights, fuel cell kit product deliverables, as well as professional service deliverables. We have identified these three items as deliverables under the multiple-element arrangement guidance and have evaluated the estimated selling prices to be allocated on a relative fair value basis to these deliverables, as vendor-specific objective evidence and third-party evidence was not available. The Company's determination of estimated selling prices involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, the Company considers the cost to produce the tangible product and professional service deliverables, the anticipated margin on those deliverables, prices charged when those deliverables are sold on a stand-alone basis in limited sales, and the Company's ongoing pricing strategy and practices used to negotiate and price overall bundled product, service and license arrangements. We are amortizing the consideration allocated to the license of technology and market access rights over the 15 year license term on a straight-line basis, and will recognize the amounts allocated to the kit deliverables and professional service deliverables, when such items are delivered to POSCO. We have also determined that based on the utility to the customer of the fully developed technology that was licensed in the Cell Technology Transfer Agreement, there is stand-alone value for this deliverable.

Beginning in fiscal year 2013, license fees and royalty income have been included within revenues on the consolidated statement of operations. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of the agreements to reflect fees and royalties for the manufacture of complete DFC Power Plants. Classification as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity has become a significant component of non-product revenue and is expected to continue to grow over time.

Revenue from advanced technology contracts is recognized proportionally as costs are incurred and compared to the estimated total advanced technology costs for each contract. Revenue from customer funded advanced technology programs are generally multi-year, cost-reimbursement and/or cost-shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement, and on certain contracts we are reimbursed only a portion of the costs incurred. While advanced technology contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress has authorized the funds.
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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of January 31, 2013 and October 31, 2012, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $2.3 million.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer's fuel cell stack. The Company has provided for a reserve for performance guarantees of $2.4 million and $2.2 million as of January 31, 2013 and October 31, 2012.
The Company provides for reserves on all SA's when the estimated future stack replacements and service costs exceed the remaining contract value. Reserve estimates for future costs on SA's are determined by a number of factors including the estimated remaining life of the stack, used replacement stacks available, our limit of liability on SA's and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of January 31, 2013, our reserve on service agreement contracts totaled $5.5 million compared to $5.0 million as of October 31, 2012.
At the end of our SA's, customers are expected to either renew the SA or we anticipate that the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where we do not expect to have a restack during the term, but a restack is required and if the customer agrees at the time of a restack to return the stack to the Company at the end of the SA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer the cost of the stack is expensed. As of October 31, 2013, the total remaining stack asset value was $12.9 million compared to $14.3 million as of October 31, 2012.

As of January 31, 2013, accumulated depreciation on stack assets totaled approximately $8.6 million compared to $7.6 million at October 31, 2012.
During fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. As of January 31, 2013, the balance was $4.7 million compared to $4.8 million as of October 31, 2012.
The Company has completed the repair activities related to the program. The remaining balance is primarily related to modules which are expected to be deployed as field replacements and will be provided to POSCO per the terms of the commitment when needed.
Share-Based Compensation
We account for restricted stock awards (RSA's) based on the closing market price of the Company's common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation was $0.5 million for the three months ended January 31, 2013 and October 31, 2012.
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
We apply the guidance regarding how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). The company's financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts.
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
Certain transactions involving the Company's beneficial ownership occurred in fiscal 2012 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We completed a detailed Section 382 study in fiscal 2012 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of October 31, 2012 under Section 382.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance
In June 2011, the FASB issued guidance that eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either OCI presentation and net income in a single continuous statement to the statement of operations, or as a separate statement of comprehensive income. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has adopted this update in the first quarter of fiscal year 2013. The adoption of this accounting guidance only impacted our financial statement presentation and did not have a material impact on our financial position, results of operations or disclosures.

Recent Accounting Guidance Not Yet Effective

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
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At January 31, 2013, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at January 31, 2013, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of January 31, 2013, approximately three percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2013 and October 31, 2012 was $0.7 million, respectively. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Item 6.	EXHIBITS

Exhibit No.	Description
10.69	Loan Agreement, dated March 5, 2013, between Clean Energy Finance and Investment Authority and the Company.
10.70	Security Agreement, dated March 5, 2013, by the Company in favor of the Clean Energy Finance and Investment Authority.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2013.

FUELCELL ENERGY, INC.
(Registrant)
March 12, 2013	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.69	Loan Agreement, dated March 5, 2013, between Clean Energy Finance and Investment Authority and the Company.
10.70	Security Agreement, dated March 5, 2013, by the Company in favor of the Clean Energy Finance and Investment Authority.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document