Form 10-Q
period 2013-04-30
FUELCELL ENERGY INC
filed 2013-06-07
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding at June 3, 2013: 192,063,692

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	April 30, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$56,039	$46,879
Restricted cash and cash equivalents	10,689	5,335
License fee receivable	—	10,000
Accounts receivable, net	29,393	25,984
Inventories	49,871	47,701
Other current assets	7,828	4,727
Total current assets	153,820	140,626

Restricted cash and cash equivalents	4,950	5,300
Property, plant and equipment, net	21,911	23,258
Goodwill	4,245	—
Intangible assets	9,592	—
Investment in and loans to affiliate	—	6,115
Other assets, net	12,968	16,186
Total assets	$207,486	$191,485
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$4,410	$5,161
Accounts payable	19,563	12,254
Accounts payable due to affiliate	—	203
Accrued liabilities	19,706	20,265
Deferred revenue	60,207	45,939
Preferred stock obligation of subsidiary	1,060	1,075
Total current liabilities	104,946	84,897
Long-term deferred revenue	20,980	15,533
Long-term preferred stock obligation of subsidiary	13,292	13,095
Long-term debt and other liabilities	10,985	3,975
Total liabilities	150,203	117,500
Redeemable preferred stock (liquidation preference of $64,020 at April 30, 2013 and October 31, 2012)	59,857	59,857
Total (deficit) equity:
Shareholders’ (deficit) equity:
Common stock ($.0001 par value); 275,000,000 shares authorized; 191,936,178 and 185,856,123 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively.	19	18
Additional paid-in capital	753,477	751,256
Accumulated deficit	(755,876)	(736,831)
Accumulated other comprehensive income	87	66
Treasury stock, Common, at cost (5,679 shares at April 30, 2013 and October 31, 2012)	(53)	(53)
Deferred compensation	53	53
Total shareholders’ (deficit) equity	(2,293)	14,509
Noncontrolling interest in subsidiaries	(281)	(381)
Total (deficit) equity	(2,574)	14,128
Total liabilities and (deficit) equity	$207,486	$191,485
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2013	2012
Revenues (1):
Product sales	$34,375	$18,657
Service agreements and license revenues	4,108	3,454
Advanced technologies contract revenues	3,953	2,042
Total revenues	42,436	24,153
Costs of revenues:
Cost of product sales	32,483	18,139
Cost of service agreements and license revenues	3,904	3,942
Cost of advanced technologies contract revenues	3,735	1,871
Total costs of revenues	40,122	23,952
Gross profit	2,314	201
Operating expenses:
Administrative and selling expenses	5,436	4,002
Research and development expenses	4,075	3,956
Total costs and expenses	9,511	7,958
Loss from operations	(7,197)	(7,757)
Interest expense	(574)	(575)
Loss from equity investment	—	(150)
License fee and royalty income	—	412
Other income (expense), net	177	(414)
Loss before (provision) benefit for income taxes	(7,594)	(8,484)
(Provision) benefit for income taxes	(35)	121
Net loss	(7,629)	(8,363)
Net loss attributable to noncontrolling interest	264	71
Net loss attributable to FuelCell Energy, Inc.	(7,365)	(8,292)
Preferred stock dividends	(800)	(801)
Net loss attributable to common shareholders	$(8,165)	$(9,093)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.04)	$(0.06)
Basic and diluted weighted average shares outstanding	190,431,554	150,013,074

	Three Months Ended April 30,
	2013	2012
Net loss	$(7,629)	$(8,363)
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	—
Comprehensive loss	$(7,684)	$(8,363)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) (Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2013	2012
Revenues (1):
Product sales	$63,440	$44,859
Service agreements and license revenues	9,077	6,852
Advanced technologies contract revenues	6,277	3,779
Total revenues	78,794	55,490
Costs of revenues:
Cost of product sales	62,427	41,499
Cost of service agreements and license revenues	10,389	8,242
Cost of advanced technologies contract revenues	5,975	3,444
Total costs of revenues	78,791	53,185
Gross profit	3	2,305
Operating expenses:
Administrative and selling expenses	10,868	7,766
Research and development expenses	7,402	7,739
Total costs and expenses	18,270	15,505
Loss from operations	(18,267)	(13,200)
Interest expense	(1,140)	(1,205)
Income (loss) from equity investment	46	(512)
License fee and royalty income	—	836
Other income (expense), net	(105)	(218)
Loss before provision for income taxes	(19,466)	(14,299)
Provision for income taxes	(42)	(78)
Net loss	(19,508)	(14,377)
Net loss attributable to noncontrolling interest	462	142
Net loss attributable to FuelCell Energy, Inc.	(19,046)	(14,235)
Preferred stock dividends	(1,600)	(1,601)
Net loss to common shareholders	$(20,646)	$(15,836)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding	188,968,577	144,830,437

	Six Months Ended April 30,
	2013	2012
Net loss	$(19,508)	$(14,377)
Other comprehensive income (loss):
Foreign currency translation adjustments	21	(2)
Comprehensive loss	$(19,487)	$(14,379)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(19,508)	$(14,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,022	843
(Income) loss from equity investment	(46)	512
Depreciation	2,061	2,853
Interest expense on preferred stock obligation	1,002	1,065
Other non-cash transactions, net	70	(4)
Decrease (increase) in operating assets:
Accounts receivable and license fee receivable	7,724	4,926
Inventories	413	(12,585)
Other assets	(710)	1,066
Increase (decrease) in operating liabilities:
Accounts payable	6,804	(1,547)
Accrued liabilities	(2,441)	(2,671)
Deferred revenue	19,715	(10,172)
Net cash provided by (used in) operating activities	16,106	(30,091)
Cash flows from investing activities:
Capital expenditures	(2,553)	(1,681)
Cash acquired from acquisition	357	—
Treasury notes matured	—	12,000
Net cash (used in) provided by investing activities	(2,196)	10,319
Cash flows from financing activities:
Repayment of debt	(166)	(107)
Proceeds from debt	2,625	—
Increase in restricted cash and cash equivalents	(5,004)	(2,865)
Payment of preferred dividends and return of capital	(2,226)	(5,275)
Proceeds from sale of common stock, net of registration fees	—	34,003
Net cash (used in) provided by financing activities	(4,771)	25,756
Effects on cash from changes in foreign currency rates	21	(2)
Net increase in cash and cash equivalents	9,160	5,982
Cash and cash equivalents-beginning of period	46,879	42,983
Cash and cash equivalents-end of period	$56,039	$48,965
Supplemental cash flow disclosures:
Cash interest paid	$137	$156
Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$—	$550
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$85	$84
Common stock issued for acquisition	$3,562	$—
Accrued sale of common stock, cash received in subsequent period	$—	$30,000
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a leading integrated fuel cell company with a growing global presence. We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants. Our Direct FuelCell power plants produce reliable 24/7 base load electricity and usable high quality heat for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cell and other fuel cell technologies. We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations.  Our operations are funded primarily through cash generated from product sales, service and advanced technologies contracts, license fee income and sales of equity and debt securities. In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume, production and cost reduction efforts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of April 30, 2013 have been included. All intercompany accounts and transactions have been eliminated.

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
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Service agreement revenue has been separated from Product sales as current year service agreement revenue exceeds the ten percent threshold of Regulation SX Rule 3-05 and revenues and is now combined with license revenue. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of the agreements to reflect fees and royalties for the manufacture of complete DFC Power Plants. Classification of license fees and royalty income as revenue is reflective of our Asia market partnership and royalty based strategy having become a significant component of non-product revenue. Additionally, Advanced technologies contract revenues has been renamed from Research and development contracts to better describe the sources of revenue from contract research.
The Company has corrected the presentation of restricted cash balances which had been previously included in cash and cash equivalents. As of October 31, 2012, short-term and long-term restricted cash balances in the amount of $5.3 million and $5.3 million, respectively, have been reclassified to short-term and long-term restricted cash. This revision also impacted net cash used in financing activities. There was no impact on net loss or net cash used in operating activities as a result of the revision.

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

Concentrations
We contract with a concentrated number of customers for the sale of products, service and advanced technologies contracts. Significant revenues from individual customers for the three and six months ended April 30, 2013 and 2012 included POSCO

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Energy (“POSCO”), which is a related party and owns approximately 16 percent of the outstanding common shares of the Company as of April 30, 2013, Dominion Bridgeport Fuel Cell, LLC and the U.S. Government (primarily the Department of Energy).

The percent of consolidated revenues from each customer is presented below.

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
POSCO Energy	63%	83%	66%	72%
Dominion Bridgeport Fuel Cell, LLC	21%	—%	19%	—%
U.S. Government (primarily the Department of Energy)	6%	8%	6%	6%
Combined	90%	91%	91%	78%

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
In December 2011, the FASB issued guidance to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance also includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or disclosures.

Note 3. Acquisitions
Versa Power Systems, Inc. (“Versa”), our wholly-owned subsidiary working under the Department of Energy's (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa has been developing advanced SOFC systems for various stationary and mobile applications since 2001. We had a 39 percent ownership interest and historically accounted for Versa under the equity method of accounting. We recognized our share of the income or losses as income/(loss) from equity investment on the consolidated statements of operations.
On December 20, 2012, the Company acquired the remaining 61 percent ownership position of Versa in a stock transaction by exchanging approximately 3.5 million shares of its common stock for the outstanding Versa shares held by the other Versa shareholders.
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Step-acquisition accounting guidance was applied and an impairment charge of $3.6 million relating to the previously held equity investment was recorded in the fourth quarter of 2012.
The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date. This allocation is preliminary and the Company is still in the process of analyzing and evaluating the acquired deferred tax attributes of Versa, if any.  Completion of this review may result in adjustments to the deferred tax attributes and amounts recorded as a result of this acquisition.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Cash and cash equivalents	$357
Accounts receivable	1,133
Other current assets	23
Property, plant and equipment	480
Goodwill	4,245
In-process research and development	9,592
Other assets	101
Accounts payable	(302)
Other current liabilities	(1,682)
Deferred tax liabilities (1)	(3,357)
Other long-term liabilities	(155)
Total identifiable net assets	$10,435

(1) Classified in Long-term debt and other liabilities.

Acquisition-related costs of $0.1 million were expensed as incurred. These costs were recognized in administrative and selling expenses on the statement of operations and comprehensive income for the six months ended April 30, 2013.

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

Note 4. Inventories
The components of inventory at April 30, 2013 and October 31, 2012 consisted of the following:

	April 30, 2013	October 31, 2012
Raw materials	$20,385	$17,683
Work-in-process (1)	29,486	30,018
Net Inventory	$49,871	$47,701

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or stack components that are intended to be used in future power plant orders. Included in Work-in-process as of April 30, 2013 and October 31, 2012 is $2.9 million and $11.3 million, respectively, of completed standard components ready to be incorporated into power plants and deployed upon receipt of customer orders.

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

Raw materials and work in process are net of valuation reserves of approximately $1.6 million and $2.4 million at April 30, 2013 and October 31, 2012, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Accounts Receivable
Accounts receivable at April 30, 2013 and October 31, 2012 consisted of the following:

	April 30, 2013	October 31, 2012
U.S. Government:
Amount billed	$372	$20
Unbilled recoverable costs	1,275	890
	1,647	910
Commercial Customers:
Amount billed	14,607	18,786
Unbilled recoverable costs	13,139	6,288
	27,746	25,074
	$29,393	$25,984

We bill customers for power plant and module kit sales based on certain milestones being reached. We bill SA's based on the contract price and billing terms of the contracts. The majority of advanced technology contracts are with the U.S. Government. We bill the U.S. Government based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. The remainder of advanced technology contracts are billed based on milestones or costs incurred. Included in Commercial Customers accounts receivable are amounts due from POSCO of $10.9 million and $18.1 million at April 30, 2013 and October 31, 2012, respectively. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.6 million at April 30, 2013 and October 31, 2012.

Note 6. Other Current Assets
Other current assets at April 30, 2013 and October 31, 2012 consisted of the following:

	April 30, 2013	October 31, 2012
Advance payments to vendors (1)	$3,858	$2,261
Notes receivable (2)	320	475
Prepaid expenses and other (3)	3,650	1,991
Total	$7,828	$4,727

(1)	Advance payments to vendors relate to inventory purchases.

(2)	Current portion of long-term notes receivable.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 7. Other Assets, net
Other assets, net at April 30, 2013 and October 31, 2012 consisted of the following:

	April 30, 2013	October 31, 2012
Long-term stack residual value (1)	$12,003	$14,316
Other (2)	965	1,870
Other Assets, net	$12,968	$16,186

(1)
Relates to stack replacements performed under the Company's SA's. The cost of the stack replacement is recorded as a long term asset and is depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack is expensed at the time of restack. Accumulated depreciation was $9.5 million and $7.6 million for the periods ended April 30, 2013 and October 31, 2012, respectively.

(2)	Includes security deposits, notes receivable and interest receivable.

Note 8. Accrued Liabilities
Accrued liabilities at April 30, 2013 and October 31, 2012 consisted of the following:

	April 30, 2013	October 31, 2012
Accrued payroll and employee benefits (1)	$4,580	$3,907
Accrued contract and operating costs (2)	41	39
Reserve for product warranty cost (3)	1,761	2,317
Reserve for service agreement costs (4)	6,205	7,222
Reserve for B1200 repair and upgrade program (5)	4,669	4,753
Accrued taxes, legal, professional and other (6)	2,450	2,027
	$19,706	$20,265

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts.

(3)
Activity in the reserve for product warranty costs for the six months ended April 30, 2013 included additions for estimates of potential future warranty obligations of $1.3 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $1.9 million as contracts progress through the warranty period or are beyond the warranty period.

(4)
As of April 30, 2013 and October 31, 2012, the loss reserve on SA's totaled $5.0 million. Also included in this line item is a reserve for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance totaled $1.2 million and $2.2 million as of April 30, 2013 and October 31, 2012, respectively. The decrease in the reserve for performance guarantees penalties was due to certain amounts being reclassed to accounts payable due to the finalization of negotiations of amounts due to POSCO.

(5)	For the six months ended April 30, 2013, the Company incurred actual repair and upgrade costs of approximately $0.1 million.

(6)	Balance includes accrued sales, use and payroll taxes as well as accrued legal, professional and other expenses as of the end of the period.

Note 9. Debt and Leases
At April 30, 2013 and October 31, 2012, debt consisted of the following:

	April 30, 2013	October 31, 2012
Revolving credit facility	$4,000	$4,000
Connecticut Development Authority Note	3,376	3,466
Connecticut Clean Energy Fund Note	—	847
Connecticut Clean Energy and Finance Investment Authority Note	3,505	—
Capitalized lease obligations	373	234
Total debt	$11,254	$8,547
Less: Current portion of long-term debt	(4,410)	(5,161)
Long-term debt	$6,844	$3,386

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Aggregate annual principal payments under our loan agreements, excluding payments relating to the revolving credit facility, and capital lease obligations for the years subsequent to April 30, 2013 are as follows:

2013	$410
2014	331
2015	286
2016	233
2017	245
Thereafter	5,749
$7,254

As of April 30, 2013, the Company has an $8.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The revolver was increased from $5.0 million on April 12, 2013. At April 30, 2013, the outstanding amount owed under this facility was $4.0 million and is classified as current portion of long-term debt and other liabilities on the consolidated balance sheets.
The outstanding balance on the Connecticut Development Authority loan was $3.4 million and $3.5 million for the periods ended April 30, 2013 and October 31, 2012, respectively.

On March 5, 2013 the Company closed on a new long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in forty eight equal monthly installments. An advance of $2.6 million was made under the CEFIA loan during the second quarter of fiscal year 2013. The Connecticut Clean Energy Fund Note in the amount outstanding of $0.9 million was rolled into the new CEFIA Note. The outstanding balance on the CEFIA Note as of April 30, 2013 was $3.5 million.

Note 10. Share-Based Compensation Plans
We have shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”). We account for stock awards to employees and non-employee directors under the fair value method. We determine the fair value of stock options at the grant date using the Black-Scholes valuation model. The model requires us to make estimates and assumptions regarding the expected life of the award, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of restricted stock units ("RSU") and restricted stock awards (“RSA”) is based on the common stock price on the date of grant. The fair value of stock awards is amortized to expense over the vesting period, generally four years.

Share-based compensation reflected in the consolidated statements of operations were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Costs of revenues	$149	$93	$281	$253
General and administrative expenses	282	160	597	457
Research and development expenses	79	49	139	132
Total share-based compensation	$510	$302	$1,017	$842

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes stock option activity for the six months ended April 30, 2013:

	Number of options	Weighted average option price ($)
Outstanding at October 31, 2012	3,120,456	6.96
Granted	279,746	0.94
Canceled	(178,663)	6.32
Outstanding at April 30, 2013	3,221,539	6.47

As of April 30, 2013, there were 5,127,626 RSA's and RSU's outstanding with a weighted average per share fair value of $1.19. There were 905,645 RSA's and RSU's granted during the six months ended April 30, 2013 and forfeitures totaled 1,850 during this period. During the second quarter of fiscal year 2013, the Company established an international award program to include RSU's for the benefit of certain employees outside the United States.

For the six months ended April 30, 2013, 108,008 shares were issued under the ESPP at a per share cost of $0.79. There were 666,365 shares of common stock reserved for issuance under the ESPP as of April 30, 2013.

Note 11. Shareholders’ Equity (Deficit)
Changes in shareholders’ equity (deficit)
Changes in shareholders’ equity (deficit) were as follows for the six months ended April 30, 2013:

	Total Shareholders’ Equity (Deficit)	Noncontrolling interest	Total Equity (Deficit)
Balance at October 31, 2012	$14,509	$(381)	$14,128
Common stock issued for acquisition	3,562	—	3,562
Share-based compensation	1,022	—	1,022
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(199)	—	(199)
Preferred dividends – Series B	(1,600)	—	(1,600)
Other comprehensive loss - foreign currency translation adjustments	21	—	21
Reclass of noncontrolling interest due to liquidation of subsidiary	(562)	562	—
Net loss	(19,046)	(462)	(19,508)
Balance at April 30, 2013	$(2,293)	$(281)	$(2,574)

 Common Stock Issuances
On December 20, 2012, the Company issued 3.5 million shares of common stock for the remaining 61 percent of outstanding Versa shares.

The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company's outstanding Series I and Series B preferred shares.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 12. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Numerator
Net loss	$(7,629)	$(8,363)	$(19,508)	$(14,377)
Net loss attributable to noncontrolling interest	264	71	462	142
Preferred stock dividend	(800)	(801)	(1,600)	(1,601)
Net loss attributable to common shareholders	$(8,165)	$(9,093)	$(20,646)	$(15,836)
Denominator
Weighted average basic common shares	190,431,554	150,013,074	188,968,577	144,830,437
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	190,431,554	150,013,074	188,968,577	144,830,437
Basic loss per share	$(0.04)	$(0.06)	$(0.11)	$(0.11)
Diluted loss per share (1)	$(0.04)	$(0.06)	$(0.11)	$(0.11)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options and convertible preferred stock. At April 30, 2013 and 2012, there were options to purchase 3.2 million and 3.3 million, respectively, shares of common stock. Refer to our Annual Report on Form 10-K for the year ended October 31, 2012 for information on our convertible preferred stock.

Note 13. Restricted Cash
As of April 30, 2013 and October 31, 2012, we have pledged $15.6 million and $10.6 million, respectively, of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2013, outstanding letters of credit totaled $13.1 million compared to $9.6 million at October 31, 2012. These expire on various dates through April 2019.

Note 14. Preferred Stock
Series B Preferred Stock
At April 30, 2013 and October 31, 2012, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $1.6 million were paid in cash for the six months ended April 30, 2013 and 2012, respectively.

Series 1 Preferred Shares
As of April 30, 2013 and October 31, 2012, the carrying value of the Series 1 Preferred shares was Cdn.$14.6 million ($14.4 million USD) and Cdn.$14.2 million ($14.2 million USD), respectively, and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. The Company made its scheduled return of capital and dividend payments of $0.6 million (Cdn.$0.6 million) during the six months ended April 30, 2013.

Derivative liability related to Series 1 Preferred Shares
The aggregate fair value of the derivatives related to the Series 1 Preferred shares which are included within long-term debt and other liabilities on the consolidated balance sheets as of April 30, 2013 and October 31, 2012 was $0.7 million, respectively.

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
With fully commercialized ultra-clean fuel cell power plants and decades of experience in the industry, we are well positioned to grow our installed base of power plants. Our plants are operating in more than 50 locations worldwide and have generated more than 1.6 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 145,000 average size U.S. homes for one year. Our installed base and steadily growing backlog exceeds 300 megawatts (MW).
Our diverse and growing customer base includes major utility companies, municipalities, universities, government entities and businesses in a variety of commercial and industrial enterprises. Our leading geographic markets are South Korea and the United States and we are actively pursuing expanding opportunities in Asia, Europe and Canada.

We service the power plants for virtually every customer we have globally under long term service agreements. We monitor and operate the power plants around the clock from our technical assistance center located at our Danbury, Connecticut headquarters. We have an extensive service network of FuelCell Energy technicians who provide on-site service and maintenance.
Recent Developments

Operations update
The annual production run-rate at the Torrington, Connecticut production facility was increased to 70 MW as of May 1, 2013 to meet backlog. The change in production levels represented an increase of 25 percent from the production levels of 56 MW annually maintained during the second quarter of 2013.

The Company's supply chain has ramped to keep up with production levels. The Company has also hired direct labor for the Torrington manufacturing facility to support increasing production volumes. Resources are being added to support demand.

Engineering and assembly of fuel cell power plants commenced at the FuelCell Energy Solutions ("FCES") manufacturing facility in Germany during the second quarter of 2013.

Installations Update
Construction of the 14.9 MW fuel cell park in Bridgeport, Connecticut is on schedule to deliver full power by the end of calendar year 2013. The first two fuel cell modules have been delivered to the site with subsequent deliveries scheduled during the summer and early fall. The inter-connection work to connect the fuel cell park to the electric grid via three substations is more than 90 percent complete.

The construction performed by POSCO Energy of the 59 MW fuel cell park in Hwasung City, South Korea continues to progress with twelve of the 2.8 MW DFC3000® power plants on site and the remaining nine plants to be delivered during the summer and early fall. Commissioning has begun for the initial power plant installations. The fuel cell park will be brought to full power by the end of 2013 or early 2014.

In Europe, the fuel cell power plant purchased by The Crown Estate and installed inside the Regent Street mixed-use office/residential/retail complex in central London, England is undergoing commissioning. Construction of both the 20 Fenchurch office tower in London and the Federal Ministry of Education and Research government complex in Berlin, Germany is progressing. The fuel cell power plant for the Berlin installation is being assembled at the FCES manufacturing facility.

Market Update
A 1.4 MW DFC1500® power plant was sold during the second quarter of 2013 for installation at a hospital in Hartford, Connecticut. The power plant will be configured for combined heat and power with the heat being supplied to both the hospital and a nearby school. The project is part of the State of Connecticut Low-emission Renewable Energy Credit (LREC) program.

The Company has approximately 18 megawatts of approved projects under the Connecticut Project 150 program. Legislation was recently approved that extended the required start-date of these projects by 24 months. The required start dates now range from May 2015 to September 2015. The Company is seeking project investors to purchase and own the power plants. Similar to the Bridgeport fuel cell park, the Company is developing the projects, will provide the fuel cell power plants, and expects to provide installation/engineering, procurement and construction services, and then operate and maintain the plants over the term of the power purchase agreement.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended April 30, 2013 and 2012
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Change
	2013	2012	$	%
Total revenues	$42,436	$24,153	$18,283	76

Total costs of revenues	$40,122	$23,952	$16,170	68

Gross profit	$2,314	$201	$2,113	1,051

Gross margin percentage	5.5%	0.8%

Total costs-to-revenues ratio (1)	0.95	0.99

(1)	Costs-to-revenues ratio is calculated as total cost of revenues divided by total revenues.
Total revenues for the three months ended April 30, 2013 increased $18.3 million, or 76 percent, to $42.4 million from $24.2 million during the same period last year. Total cost of revenues for the three months ended April 30, 2013 increased by $16.2 million, or 68 percent, to $40.1 million from $24.0 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue reclassifications.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the three months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Change
	2013	2012	$	%
Revenues:
Product sales	$34,375	$18,657	$15,718	84
Service agreements and license revenues	4,108	3,454	654	19
Total	$38,483	$22,111	$16,372	74
Costs of Revenues:
Product sales	$32,483	$18,139	$14,344	79
Service agreements and license revenues	3,904	3,942	(38)	(1)
Total	$36,387	$22,081	$14,306	65
Gross profit (loss):
Gross profit from product sales	$1,892	$518	$1,374	265
Gross profit (loss) from service agreements and license revenues	204	(488)	692	142
Total	$2,096	$30	$2,066	6,887
Product sales costs-to-revenues ratio (1)	0.94	0.97
Service agreement revenues costs-to-revenues ratio (1)	0.95	1.14

(1)	Cost-to-revenue ratio is calculated as cost of revenues divided by revenues.

Product sales and service agreements and license revenues increased $16.4 million, or 74 percent, in the three months ended April 30, 2013 to $38.5 million compared to $22.1 million for the prior year period. The increase reflects higher fuel cell kit sales combined with revenue of approximately $8.9 million from the Bridgeport fuel cell park project. Beginning in the first quarter of 2013, license revenue is being recorded as service agreements and license revenues. This change in prospective classification is due to the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of POSCO licensing and royalty agreements to reflect fees and royalties for the exclusive rights to sell, install, service and repair complete DFC Power Plants in the Asia Market. License revenue in the second quarter of 2013 was approximately $1.0M. Cost of product sales and service and license revenues increased $14.3 million, or 65 percent for the three months ended April 30, 2013 to $36.4 million compared to $22.1 million in the prior year period. Margins in the second quarter of 2013 were favorably impacted by revenue recognition from the construction of complete power plants.
Gross profit for product sales and service agreements and license revenues for the three months ended April 30, 2013 is $2.1 million, compared to gross profit of $0.03 million for the three months ended April 30, 2012. The cost-to-revenue ratio for product sales was 0.94-to-1.00 for the three months ended April 30, 2013 compared to 0.97-to-1.00 for the three months ended April 30, 2012.

Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and inventory excess and obsolescence charges. Cost of service agreements and license revenues include maintenance and stack replacement costs to service power plants for customers with service agreements and operating costs for our units under power purchase agreements (“PPA”).
Product Sales and Cost of Sales
Product sales for the three months ended April 30, 2013 included $29.3 million from the sale of power plants and fuel cell kits and $5.1 million of revenue primarily related to power plant component sales and site engineering and construction services relating to the Bridgeport fuel cell park project. This compared to product sales for the three months of April 30,

2012 which included $14.3 million from the sale of power plants and fuel cell kits and $4.4 million of revenue primarily from power plant component sales and site engineering and construction services.
Cost of product sales increased $14.3 million for the three months ended April 30, 2013 to $32.5 million, compared to $18.1 million in the same period the prior year. Gross profit increased $1.4 million to a gross profit of $1.9 million for the three months ended April 30, 2013 compared to a gross profit of $0.5 million for the three months ended April 30, 2012 due to a sales mix that included complete power plants and installation services along with fuel cell kits.
The annual production run-rate at the Torrington, Connecticut production facility was increased to 70MW as of May 1, 2013 to meet backlog. More than 50 direct manufacturing positions have been added since the start of the first quarter to support the production ramp. The Company's headcount globally, including temporary workers, totaled 636 employees. Higher production volumes support increased quarterly revenue in 2013 and is expected to lead to expanding margins from improved absorption of fixed overhead costs and broadening of the revenue mix to include complete power plant sales in North America and Europe.
Service and License Revenues and Cost of Revenues
Revenues for the three months ended April 30, 2013 from service and power purchase agreements and license fee and royalty agreements totaled $4.1 million, compared to $3.5 million for the same period in the prior year. The increase relates to the inclusion of license and royalty income within revenues beginning in the first quarter of fiscal year 2013. The change in classification is a result of the new license and royalty agreement entered into with POSCO on October 31, 2012 for our core technology and the harmonization of the existing agreements to reflect fees and royalties to be earned for the rights to sell, install, service and repair complete DFC Power Plants. Classification of license and royalty income as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity becoming an ongoing significant component of our central operations. Service and license cost of revenues remained at $3.9 million for both periods. The gross profit on service and license agreements increased to $0.2 million for the three months ended April 30, 2013, compared to a gross loss of $0.5 million for the prior year period. The historical loss on service agreements has been due to high maintenance, stack replacement and other costs on older and sub-MW product designs. As more profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the three months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Change
	2013	2012	$	%
Advanced technologies contracts	$3,953	$2,042	$1,911	94
Cost of advanced technologies contracts	3,735	1,871	1,864	100
Gross profit	$218	$171	$47	27
Advanced technologies contracts revenue for the three months ended April 30, 2013 was $4.0 million, which increased $1.9 million when compared to $2.0 million of revenue for the three months ended April 30, 2012. Cost of advanced technologies contracts increased $1.9 million to $3.7 million for the three months ended April 30, 2013, compared to $1.9 million for the same period in the prior year. Gross profit from advanced technology contracts for the three months ended April 30, 2013 was $0.2 million or 6 percent, compared to $0.2 million or 8 percent for the three months ended April 30, 2012. The decrease in margins is due to the mix of cost share on contracts with activity during the period.
We contract with a concentrated number of customers for the sale of our products and for advanced technology contracts. Refer to Note 1 of notes to consolidated financial statements for more information on customer concentrations.
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
Administrative and selling expenses
Administrative and selling expenses were $5.4 million for the three months ended April 30, 2013 compared to $4.0 million during the three months ended April 30, 2012. Administrative and selling expenses increased as a result of increased business development activity in the European market and administrative costs arising from the consolidation of Versa into the Company's results.
Research and development expenses
Research and development expenses remained relatively consistent at $4.1 million during the three months ended April 30, 2013 when compared to $4.0 million for the same period in 2012. Our internal research and development focus continues to be on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the three months ended April 30, 2013 was $7.2 million compared to a loss of $7.8 million for the same period in 2012. The decrease was a result of favorable gross profit from product sales and service agreements and license revenue offset by higher business development activity and administrative costs.
Interest expense
Interest expense for the three months ended April 30, 2013 and 2012 was $0.6 million. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary of $0.5 million and $0.6 million, respectively.
Loss from equity investments
A loss of $0.2 million was recorded for our share of Versa's losses for this investment for the three months ended April 30, 2012.
License fee and royalty income
License fee and royalty income for the three month period ended April 30, 2012 was $0.4 million which represents amounts earned from POSCO. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues under service and license revenues. Refer to Critical Accounting Policies and Estimates for further discussion on this change.
Other income (expense), net
Other income (expense), net, was income of $0.2 million for the three month period ended April 30, 2013 compared to an expense of $0.4 million for the same period in 2012.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended April 30, 2013 our provision for income taxes was insignificant. We have begun manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding their recoverability.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended April 30, 2013 and 2012 was $0.3 million and $0.1 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the three month periods of April 30, 2013, and 2012.

Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended April 30, 2013 and 2012, net loss to common shareholders was $8.2 million and $9.1 million, respectively and loss per common share was $(0.04) and $(0.06), respectively.

Comparison of Six Months Ended April 30, 2013 and 2012
Revenues and Costs of revenues
Our revenues and cost of revenues for the six months ended April 30, 2013 and 2012 were as follows:

	Six Months Ended April 30,		Change
	2013	2012	$	%
Total revenues	$78,794	$55,490	$23,304	42

Total costs of revenues	$78,791	$53,185	$25,606	48

Gross (loss) profit	$3	$2,305	$(2,302)	(100)

Gross margin percentage	—%	4.2%

Total costs-to-revenues ratio (1)	1.00	0.96

(1)	Cost-to-revenue ratio is calculated as total cost of revenues divided by total revenues.
Total revenues for the six months ended April 30, 2013 increased $23.3 million, or 42 percent, to $78.8 million from $55.5 million during the same period last year. Total cost of revenues for the six months ended April 30, 2013 increased by $25.6 million, or 48 percent, to $78.8 million from $53.2 million during the same period last year. A discussion of the changes in product sales and service agreement revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue reclassifications.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the six months ended April 30, 2013 and 2012 were as follows:

	Six Months Ended April 30,		Change
	2013	2012	$	%
Revenues:
Product sales	$63,440	$44,859	$18,581	41
Service agreements and license revenues	9,077	6,852	2,225	32
Total	$72,517	$51,711	$20,806	40
Costs of Revenues:
Product sales	$62,427	$41,499	$20,928	50
Service agreements and license revenues	10,389	8,242	2,147	26
Total	$72,816	$49,741	$23,075	46
Gross profit (loss):
Gross profit from product sales	$1,013	$3,360	$(2,347)	(70)
Gross loss from service agreements and license revenues	(1,312)	(1,390)	78	6
Total	$(299)	$1,970	$(2,269)	(115)
Product sales costs-to-revenues ratio (1)	0.98	0.93
Service agreement revenues costs-to-revenues ratio (1)	1.14	1.20

(1)	Cost-to-revenue ratio is calculated as cost of revenues divided by revenues.

Product sales and service agreements and license revenues increased $20.8 million, or 40 percent, in the six months ended April 30, 2013 to $72.5 million compared to $51.7 million for the prior year period. The increase is due to higher fuel cell kit sales, revenue recognition for the Bridgeport fuel cell park project of approximately $14.7 million and license and royalty income. Cost of product sales and service and license revenues increased $23.1 million, or 46 percent for the six months ended April 30, 2013 to $72.8 million compared to $49.7 million in the same period in the prior year. The Company incurred warranty and after-market costs during fiscal year 2013 as a result of a select number of fuel cell stacks requiring repair. This issue has been thoroughly investigated, process changes implemented, and field repairs undertaken to support the limited number of customers impacted.
Gross loss for product sales and service agreements and license revenues is $0.3 million, compared to gross profit of $2.0 million for the six months ended April 30, 2012. The cost-to-revenue ratio for product sales was .98 -to-1.00 for the six months ended April 30, 2013 compared to 0.93-to-1.00 for the six months ended April 30, 2012.
Product Sales and Cost of Sales
Product sales for the six months ended April 30, 2013 included $54.3 million from the sale of power plants and fuel cell kits and $9.1 million of revenue primarily related to power plant component sales and site engineering and construction services relating to the Bridgeport fuel cell park project. This compared to product sales for the six months ended April 30, 2012 which included $35.2 million from the sale of power plants and fuel cell kits and $9.7 million of revenue primarily from power plant component sales and site engineering and construction services.
Cost of product sales increased $20.9 million for the six months ended April 30, 2013 to $62.4 million, compared to $41.5 million in the same period the prior year. Gross profit decreased $2.3 million to a gross profit of $1.0 million in the six months ended April 30, 2013 compared to a gross profit of $3.4 million for the six months ended April 30, 2012 due to a select number of fuel cell stacks requiring repair and costs related to the Company's undertaking to increase production.

The annual production run-rate was increased to 70 MW as of May 1, 2013 to meet backlog. Higher production volumes support increased quarterly revenue in 2013 and will lead to expanding margins from improved absorption of fixed overhead costs and broadening of the revenue mix to include complete power plant sales in North America and Europe.
Service and License Revenues and Cost of Revenues
Revenues for the six months ended April 30, 2013 from service agreements and license fee and royalty agreements totaled $9.1 million, compared to $6.9 million for the same period in the prior year. The increase primarily relates to the inclusion of license and royalty income within revenues beginning in the first quarter of fiscal year 2013. Service agreements and license cost of revenues increased to $10.4 million from $8.2 million for the prior year period. The gross loss on service agreements and license agreements remained consistent at $1.3 million for the six months ended April 30, 2013, compared to $1.4 million for the comparable prior year period. The slight decrease in service and license agreement margins is primarily due to additional costs incurred on service agreements in the 2013 period including the assembly quality issue discussed above under Product Sales and Cost of Sales . The historical loss on service agreements has been due to high maintenance, stack replacement and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the six months ended April 30, 2013 and 2012 were as follows:

	Six Months Ended April 30,		Change
	2013	2012	$	%
Advanced technologies contracts	$6,277	$3,779	$2,498	66
Cost of advanced technologies contracts	5,975	3,444	2,531	73
Gross profit	$302	$335	$(33)	(10)
Advanced technologies contracts revenue for the six months ended April 30, 2013 was $6.3 million, which increased $2.5 million when compared to $3.8 million of revenue for the six months ended April 30, 2012. Cost of advanced technologies contracts increased $2.5 million to $6.0 million for the six months ended April 30, 2013, compared to $3.4 million for the same period in the prior year. Gross profit from advanced technologies contracts for the six months ended April 30, 2013 was $0.3 million or 5 percent, compared to $0.3 million or 9 percent for the six months ended April 30, 2012. The decrease in margins is due to the mix of cost share on contracts with activity during the period.
Administrative and selling expenses
Administrative and selling expenses were $10.9 million for the six months ended April 30, 2013 compared to $7.8 million during the six months ended April 30, 2012. Administrative and selling expenses increased primarily as a result of increased business development activity in the U.S. and Europe and consolidation of Versa's results with the Company in fiscal 2013.
Research and development expenses
Research and development expenses decreased $0.3 million to $7.4 million during the six months ended April 30, 2013, compared to $7.7 million for the same period in 2012. The decrease reflects a shift in resources to focus on the previously discussed manufacturing quality issue on a select batch of fuel cell stacks. Our internal research and development focus continues to be on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the six months ended April 30, 2013 was $18.3 million compared to a loss of $13.2 million for the same period in 2012. The increase was a result of a quality issue identified in a select batch of fuel cell stacks and increased business development activity which increased administrative and selling expenses.

Interest expense
Interest expense for the six months ended April 30, 2013 and 2012 was $1.1 million and $1.2 million, resectively. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary of $1.0 million and $1.2 million, respectively.
Income/(loss) from equity investments
Equity in income of $.04 million recorded in the six months ended April 30, 2013 represents our share of Versa's income through the acquisition date. A loss of $0.5 million was recorded for our share of Versa's losses for this investment for the six months ended April 30, 2012.
License fee and royalty income
License fee income for the six month period ended April 30, 2012 was $0.8 million which represents the license fee and royalty income earned from POSCO. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues under service agreements and license revenues. Refer to Critical Accounting Policies and Estimates for further discussion on this change.
Other income (expense), net
Other income (expense), net, was an expense of $0.1 million for the six month period ended April 30, 2013 compared to an expense of $0.2 million for the same period in 2012.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the six months ended April 30, 2013 our provision for income taxes was insignificant. We have begun manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the six months ended April 30, 2013 and October 31, 2012 was $0.5 million and $0.1 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $1.6 million in each of the six month periods of April 30, 2013 and 2012.
Net loss to common shareholders and loss per common share
Net loss to common shareholders represents the net loss for the period, less the net loss attributable to noncontrolling interest and less the preferred stock dividends on the Series B Preferred Stock. For the six month periods ended April 30, 2013 and 2012, net loss to common shareholders was $20.6 million and $15.8 million, respectively and loss per common share was $(0.11).

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
The production capacity at our manufacturing facility is 90 MW with full utilization under its current configuration. Numerous actions were undertaken during the first half of fiscal year 2013 to increase the annual production run-rate at the Torrington, Connecticut facility to 70 MW as a result of increased backlog.

The 121.8 MW POSCO order, combined with scheduled re-stacks of existing power plant installations that are currently under service agreements is expected to provide a base level of production of approximately 50 MW per year through 2016 at the Company's production facility in Torrington, Connecticut. As order flow dictates, the Company will ramp up production to meet demand. EBITDA (earnings before interest, taxes, depreciation and amortization) breakeven is expected with annual production volume of approximately 80 MW.
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

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $71.7 million as of April 30, 2013 compared to $57.5 million as of October 31, 2012. As of April 30, 2013, Restricted cash and cash equivalents was $15.6 million, of which $10.7 million was classified as current and $5.0 million was classified as long-term compared to $10.6 million total restricted cash and cash equivalents as of October 31, 2012, of which $5.3 million was classified as current and $5.3 million was classified as long-term. The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash provided by operating activities was $16.1 million during the first six months of 2013 compared to $30.1 million net cash used in operating activities during the first six months of 2012. Net cash provided by operating activities for the first six month period of 2013 is a result of an increase in deferred revenues of $19.7 million relating to customer milestone billings, a decrease in accounts receivable of $7.7 million from customer collections and an increase in accounts payable of $6.8 million resulting from the increased production rate. These were partially offset by a decrease in accrued liabilities of $2.4 million. Net cash used of $30.1 million during the first six months of 2012 related to a decrease in deferred revenues of $10.2 million due to lower progress payments on commercial orders, an increase of $12.6 million in inventory relating to the build of inventory for future orders and a decrease in accrued liabilities of $2.7 million partially offset by an increase in accounts receivable.
Investing Activities – Net cash used in investing activities was $2.2 million during the first six months of 2013 compared to net cash provided by investing activities of $10.3 million during the first six months of 2012. The net cash used in investing activities for the first six months of 2013 related to capital expenditures of $2.6 million, partially offset by cash acquired from the Versa acquisition of $0.4 million. Cash provided by investing activities during the first six months of 2012 relates to the maturity of U.S. treasuries of $12.0 million, partially offset by capital expenditures of $1.7 million.
Financing Activities – Net cash used in financing activities was $4.8 million during the first six months of 2013 compared to net cash provided by financing activities of $23.7 million in the prior year period. The net cash used in financing activities during the first six months of 2013 was related to an increase in restricted cash of $5.0 million to for of credit issued to support the Company's obligations under customer contracts and also the payment of preferred dividends and return of capital of $2.2 million offset by proceeds from the CEFIA Loan of $2.6 million. The first six months of 2012 included proceeds from the routine sale of common stock of $2.0 million and net proceeds from the public offering of 23.0 million shares of common stock for proceeds of $32.0 million and an increase in restricted cash of $2.9 million for letters of credit issued to support the Company's obligations under customer contracts offset by the payment of preferred dividends and return of capital of $5.3 million.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of April 30, 2013 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$94,011	$81,855	$12,118	$38	$—
Series 1 Preferred obligation (2)	13,620	1,232	2,464	2,464	7,460
Term loans (principal and interest)	6,881	220	432	478	5,751
Capital and operating lease commitments (3)	5,128	2,087	2,279	571	191
Revolving Credit Facility (4)	4,000	4,000	—	—	—
Series B Preferred dividends payable (5)
Totals	$123,640	$89,394	$17,293	$3,551	$13,402

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents the amount outstanding as of April 30, 2013 on a $8.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is April 2, 2014.  The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At April 30, 2013, we had an outstanding balance of $3.4 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

On March 5, 2013 the Company closed on a new long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport project. The loan agreement to carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date, which has yet to be determined, in forty eight equal monthly installments. An advance of $2.6 million was made under the CEFIA Note during the second quarter of 2013. A prior loan from the Connecticut Clean Energy Fund Note in the amount outstanding of $0.9 million was rolled into the new CEFIA Note. The outstanding balance on the CEFIA Note as of April 30, 2013 was $3.5 million.

We have pledged approximately $15.6 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2013, outstanding letters of credit totaled $13.1 million. These expire on various dates through April 2019.
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
Research and development cost-share contracts (Advanced technologies contracts)
Advanced technologies contract revenues has been renamed from Research and development contracts to better describe the sources of revenue from contract research. We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2013, Advanced technologies contracts backlog totaled $14.1 million, of which $6.6 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.04 million as of April 30, 2013 and October 31, 2012. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
Revenue from component part kits and spare parts sales is recognized upon shipment or title transfer under the terms of the customer contract. Terms for certain contracts provide for a transfer of title and risk of loss to our customers at our factory locations upon completion of our contractual requirement to produce products and prepare the products for shipment. A shipment in place may occur in the event that the customer is unready to take delivery of the products on the contractually specified delivery dates.

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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of April 30, 2013 and October 31, 2012, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.8 million and $2.3 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer's fuel cell stack. The Company has provided for a reserve for performance guarantees of $1.2 million and $2.2 million as of April 30, 2013 and October 31, 2012.

The Company provides for reserves on all SA's when the estimated future stack replacements and service costs exceed the remaining contract value. Reserve estimates for future costs on SA's are determined by a number of factors including the estimated remaining life of the stack, used replacement stacks available, our limit of liability on SA's and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of April 30, 2013 and October 31, 2013, our reserve on service agreement contracts totaled $5.0 million.
At the end of our SA's, customers are expected to either renew the SA or based on the terms of the contract, the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where we do not expect to have a restack during the term, but a restack is required and if the customer agrees at the time of a restack to return the stack to the Company at the end of the SA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer the cost of the stack is expensed. As of April 30, 2013, the total remaining stack asset value was $12.0 million compared to $14.3 million as of October 31, 2012. As of April 30, 2013, accumulated depreciation on stack assets totaled approximately $9.8 million compared to $7.6 million at October 31, 2012.
During fiscal year 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. As of April 30, 2013, the accrued obligation balance related to this item was $4.7 million compared to $4.8 million as of October 31, 2012.
The Company has completed the repair activities related to the program. The remaining accrued balance is primarily related to modules which are expected to be deployed as field replacements and will be provided to POSCO per the terms of the commitment when needed.
Share-Based Compensation
We account for restricted stock awards (RSA's) and restricted stock units (RSU's) based on the closing market price of the Company's common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation expense was $1.0 million and $0.8 million for the six months ended April 30, 2013 and 2012, respectively.
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
Certain transactions involving the Company's beneficial ownership occurred during the six months ended April 30, 2013 which may result in a stock ownership change for the purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We are in the process of completing a study to determine if any of our NOL and credit carryovers will be subject to limitation. We completed a detailed Section 382 study in fiscal year 2012 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of October 31, 2012 under Section 382.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance
In December 2011, the FASB issued guidance to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this guidance includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance also includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or disclosures.

Recent Accounting Guidance Not Yet Effective

None.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At April 30, 2013, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at April 30, 2013, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of April 30, 2013, approximately 3 percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2013 and October 31, 2012 was $0.7 million, respectively. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to earnings. However, any changes to these assumptions would not have a material impact on our results of operations.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 7, 2013.

FUELCELL ENERGY, INC.
(Registrant)
June 7, 2013	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document