Form 10-Q
period 2013-07-31
FUELCELL ENERGY INC
filed 2013-09-06
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding at September 3, 2013: 192,062,502

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents - unrestricted	$81,359	$46,879
Restricted cash and cash equivalents - short-term	5,053	5,335
License fee receivable	—	10,000
Accounts receivable, net	40,350	25,984
Inventories	47,233	47,701
Other current assets	8,282	4,727
Total current assets	182,277	140,626

Restricted cash and cash equivalents - long-term	4,950	5,300
Property, plant and equipment, net	22,466	23,258
Goodwill	4,055	—
Intangible assets	9,592	—
Investment in and loans to affiliate	—	6,115
Other assets, net	14,377	16,186
Total assets	$237,717	$191,485
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$4,403	$5,161
Accounts payable	21,952	12,254
Accounts payable due to affiliate	—	203
Accrued liabilities	19,398	20,265
Deferred revenue	55,846	45,939
Preferred stock obligation of subsidiary	1,046	1,075
Total current liabilities	102,645	84,897
Long-term deferred revenue	20,443	15,533
Long-term preferred stock obligation of subsidiary	13,310	13,095
Long-term debt and other liabilities	50,036	3,975
Total liabilities	186,434	117,500
Redeemable preferred stock (liquidation preference of $64,020 at July 31, 2013 and October 31, 2012)	59,857	59,857
Total (deficit) equity:
Shareholders’ (deficit) equity:
Common stock ($.0001 par value); 275,000,000 shares authorized; 192,054,464 and 185,856,123 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively.	19	18
Additional paid-in capital	753,300	751,256
Accumulated deficit	(761,489)	(736,831)
Accumulated other comprehensive income	79	66
Treasury stock, Common, at cost (5,679 shares at July 31, 2013 and October 31, 2012)	(53)	(53)
Deferred compensation	53	53
Total shareholders’ (deficit) equity	(8,091)	14,509
Noncontrolling interest in subsidiaries	(483)	(381)
Total (deficit) equity	(8,574)	14,128
Total liabilities and (deficit) equity	$237,717	$191,485
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2013	2012
Revenues (1):
Product sales	$45,441	$21,023
Service agreements and license revenues	3,706	6,546
Advanced technologies contract revenues	4,560	2,124
Total revenues	53,707	29,693
Costs of revenues:
Cost of product sales	41,523	22,433
Cost of service agreements and license revenues	3,427	7,888
Cost of advanced technologies contract revenues	4,235	2,110
Total costs of revenues	49,185	32,431
Gross profit (loss)	4,522	(2,738)
Operating expenses:
Administrative and selling expenses	5,203	4,580
Research and development expenses	3,913	3,193
Total costs and expenses	9,116	7,773
Loss from operations	(4,594)	(10,511)
Interest expense	(1,078)	(544)
Loss from equity investment	—	(42)
License fee and royalty income	—	422
Other income (expense), net	(162)	656
Loss before benefit for income taxes	(5,834)	(10,019)
Benefit for income taxes	20	9
Net loss	(5,814)	(10,010)
Net loss attributable to noncontrolling interest	202	88
Net loss attributable to FuelCell Energy, Inc.	(5,612)	(9,922)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(6,412)	$(10,722)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.03)	$(0.06)
Basic and diluted weighted average shares outstanding	192,051,578	185,906,834

	Three Months Ended July 31,
	2013	2012
Net loss	$(5,814)	$(10,010)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	(78)
Comprehensive loss	$(5,822)	$(10,088)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) (Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2013	2012
Revenues (1):
Product sales	$108,881	$65,882
Service agreements and license revenues	12,783	13,398
Advanced technologies contract revenues	10,837	5,903
Total revenues	132,501	85,183
Costs of revenues:
Cost of product sales	103,950	63,932
Cost of service agreements and license revenues	13,816	16,130
Cost of advanced technologies contract revenues	10,210	5,554
Total costs of revenues	127,976	85,616
Gross profit (loss)	4,525	(433)
Operating expenses:
Administrative and selling expenses	16,071	12,346
Research and development expenses	11,315	10,932
Total costs and expenses	27,386	23,278
Loss from operations	(22,861)	(23,711)
Interest expense	(2,218)	(1,749)
Income (loss) from equity investment	46	(554)
License fee and royalty income	—	1,258
Other income (expense), net	(267)	438
Loss before provision for income taxes	(25,300)	(24,318)
Provision for income taxes	(22)	(69)
Net loss	(25,322)	(24,387)
Net loss attributable to noncontrolling interest	664	230
Net loss attributable to FuelCell Energy, Inc.	(24,658)	(24,157)
Preferred stock dividends	(2,400)	(2,401)
Net loss to common shareholders	$(27,058)	$(26,558)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.14)	$(0.17)
Basic and diluted weighted average shares outstanding	190,006,331	158,548,998

	Nine Months Ended July 31,
	2013	2012
Net loss	$(25,322)	$(24,387)
Other comprehensive income (loss):
Foreign currency translation adjustments	13	(80)
Comprehensive loss	$(25,309)	$(24,467)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Concentrations in note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(25,322)	$(24,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,619	1,517
(Income) loss from equity investment	(46)	554
Depreciation	3,044	4,174
Interest expense on preferred stock obligation	1,495	1,536
Other non-cash transactions, net	361	(191)
Decrease (increase) in operating assets:
Accounts receivable and license fee receivable	(3,270)	1,725
Inventories	3,051	(8,894)
Other assets	(163)	2,147
Increase (decrease) in operating liabilities:
Accounts payable	9,193	(3,052)
Accrued liabilities	(2,668)	(5,892)
Deferred revenue	14,817	(14,484)
Net cash provided by (used in) operating activities	2,111	(45,247)
Cash flows from investing activities:
Capital expenditures	(4,017)	(2,646)
Cash acquired from acquisition	357	—
Treasury notes matured	—	12,000
Net cash (used in) provided by investing activities	(3,660)	9,354
Cash flows from financing activities:
Repayment of debt	(285)	(127)
Proceeds from debt	41,500	—
Proceeds received for sale of noncontrolling interest in subsidiary	—	954
Financing costs for convertible debt securities	(2,472)	—
Decrease (increase) in restricted cash and cash equivalents	632	(2,871)
Payment of preferred dividends and return of capital	(3,339)	(6,506)
Proceeds from sale of common stock, net of registration fees	(20)	64,003
Net cash provided by financing activities	36,016	55,453
Effects on cash from changes in foreign currency rates	13	(80)
Net increase in cash and cash equivalents	34,480	19,480
Cash and cash equivalents-beginning of period	46,879	42,983
Cash and cash equivalents-end of period	$81,359	$62,463
Supplemental cash flow disclosures:
Cash interest paid	$271	$229
Noncash financing and investing activity:
Common stock issued in settlement of prior year bonus obligation	$—	$550
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$85	$84
Common stock issued for acquisition	$3,562	$—
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a leading integrated fuel cell company with a growing global presence. We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants. Our Direct FuelCell power plants produce reliable 24/7 base load electricity and usable high quality heat for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cell and other fuel cell technologies. We continue to invest in new product and market development and, as such, we are not currently generating net income from our operations.  Our operations are funded primarily through cash generated from product sales, service and advanced technologies contracts, license fee income and sales of equity and debt securities. In order to continually produce positive cash flow from operations, we need to be successful at increasing annual order volume, production and cost reduction efforts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position as of July 31, 2013 have been included. All intercompany accounts and transactions have been eliminated.

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
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Service agreement revenue has been separated from Product sales as current year service agreement revenue exceeds the ten percent threshold of Regulation SX Rule 3-05 and revenues and is now combined with license revenue. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of POSCO licensing and royalty agreements to reflect fees and royalties for the manufacture of complete DFC Power Plants. Classification of license fees and royalty income as revenue is reflective of our Asia market partnership and royalty based strategy having become a significant component of non-product revenue. Additionally, Advanced technologies contract revenues has been renamed from Research and development contracts to better describe the sources of revenue from contract research.
Beginning with the second quarter of fiscal 2013, the Company has corrected the presentation of restricted cash balances which had been previously included in cash and cash equivalents. As of October 31, 2012, short-term and long-term restricted cash balances in the amount of $5.3 million and $5.3 million, respectively, have been reclassified to short-term and long-term restricted cash. This revision also impacted net cash used in financing activities. There was no impact on net loss or net cash used in operating activities as a result of the revision.

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements ("SA"), allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, purchase accounting, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Concentrations
We contract with a concentrated number of customers for the sale of products, service and advanced technologies contracts. Significant revenues from individual customers for the three and nine months ended July 31, 2013 and 2012 included POSCO Energy (“POSCO”), which is a related party and owns approximately 16 percent of the outstanding common shares of the Company as of July 31, 2013, Dominion Bridgeport Fuel Cell, LLC and the U.S. Government (primarily the Department of Energy).

The percent of consolidated revenues from each customer is presented below.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
POSCO Energy	34%	72%	53%	72%
Dominion Bridgeport Fuel Cell, LLC	51%	—%	32%	—%
U.S. Government (primarily the Department of Energy)	4%	9%	5%	7%
Combined	89%	81%	90%	79%

Note 2. Recent Accounting Pronouncements

None.

Note 3. Acquisitions
Versa Power Systems, Inc. (“Versa”) was previously one of our sub-contractors under the Department of Energy's (“DOE”) large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell (“SOFC”) based hybrid system. Versa has been developing advanced SOFC systems for various stationary and mobile applications since 2001. We had a 39 percent ownership interest and historically accounted for Versa under the equity method of accounting. We recognized our share of the income or losses as income/(loss) from equity investment on the consolidated statements of operations.
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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Cash and cash equivalents	$357
Accounts receivable	1,133
Other current assets	23
Property, plant and equipment	480
Goodwill	4,055
In-process research and development	9,592
Other assets	101
Accounts payable	(302)
Other current liabilities	(1,492)
Deferred tax liabilities (1)	(3,357)
Other long-term liabilities	(155)
Total identifiable net assets	$10,435

(1) Classified in Long-term debt and other liabilities on the consolidated balance sheets.

Acquisition-related costs of $0.1 million were expensed as incurred. These costs were recognized in administrative and selling expenses on the statement of operations and comprehensive income (loss) for the nine months ended July 31, 2013.

Versa has been consolidated into the Company's financial statements as of the acquisition date. Versa receives revenue under a number of research contracts including the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) coal-based systems program and a research contract with The Boeing Company. Revenue and associated costs are recognized under advanced technologies contract revenues in the consolidated statements of operations.

Note 4. Inventories
The components of inventory at July 31, 2013 and October 31, 2012 consisted of the following:

	July 31, 2013	October 31, 2012
Raw materials	$21,385	$17,683
Work-in-process (1)	25,848	30,018
Net Inventory	$47,233	$47,701

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or stack components that are intended to be used in future power plant orders or to service SA's. Included in Work-in-process as of July 31, 2013 and October 31, 2012 is $1.4 million and $11.3 million, respectively, of completed standard components ready to be incorporated into power plants and deployed upon receipt of customer orders or to service SA's.

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

Raw materials and work in process are net of valuation reserves of approximately $1.6 million and $2.4 million at July 31, 2013 and October 31, 2012, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Accounts Receivable
Accounts receivable at July 31, 2013 and October 31, 2012 consisted of the following:

	July 31, 2013	October 31, 2012
U.S. Government:
Amount billed	$342	$20
Unbilled recoverable costs	1,122	890
	1,464	910
Commercial Customers:
Amount billed	19,723	18,786
Unbilled recoverable costs	19,163	6,288
	38,886	25,074
	$40,350	$25,984

We bill customers for power plant and module kit sales based on certain milestones being reached. We bill SA's based on the contract price and billing terms of the contracts. The majority of advanced technology contracts are with the U.S. Government. We bill the U.S. Government based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. The remainder of advanced technology contracts are billed based on milestones or costs incurred. Included in Commercial Customers accounts receivable are amounts due from POSCO of $13.8 million and $18.1 million at July 31, 2013 and October 31, 2012, respectively. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.6 million at July 31, 2013 and October 31, 2012.

Note 6. Other Current Assets
Other current assets at July 31, 2013 and October 31, 2012 consisted of the following:

	July 31, 2013	October 31, 2012
Advance payments to vendors (1)	$3,548	$2,261
Debt issuance costs (2)	494	—
Notes receivable (3)	399	475
Prepaid expenses and other (3)	3,841	1,991
Total	$8,282	$4,727

(1)	Advance payments to vendors relate to inventory purchases.

(2)	Represents the current portion of debt issuance costs capitalized relating to the convertible debt issuance and will be amortized over the term of the convertible notes which is 5 years.

(3)	Current portion of long-term notes receivable.

(4)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Other Assets, net
Other assets, net at July 31, 2013 and October 31, 2012 consisted of the following:

	July 31, 2013	October 31, 2012
Long-term stack residual value (1)	$11,550	$14,316
Debt issuance costs (2)	1,916	—
Other (3)	911	1,870
Other Assets, net	$14,377	$16,186

(1)
Relates to stack replacements performed under the Company's SA's. In circumstances where the useful life of the stack replacement extends beyond the contractual term of the SA and the Company retains title for the stack from the customer upon expiration or non-renewal of the SA, the cost of the stack replacement is recorded as a long term asset and is depreciated over its expected life. If the Company does not obtain rights to title from the customer, the cost of the stack is expensed at the time of restack. Accumulated depreciation was $10.4 million and $7.6 million for the periods ended July 31, 2013 and October 31, 2012, respectively.

(2)	Represents the long-term portion of debt issuance costs capitalized relating to the convertible debt issuance and will be amortized over the term of the convertible notes which is 5 years.

(3)	Includes security deposits and notes receivable.

Note 8. Accrued Liabilities
Accrued liabilities at July 31, 2013 and October 31, 2012 consisted of the following:

	July 31, 2013	October 31, 2012
Accrued payroll and employee benefits (1)	$4,390	$3,907
Accrued contract and operating costs (2)	40	39
Reserve for product warranty cost (3)	1,572	2,317
Reserve for service agreement costs (4)	5,222	7,222
Reserve for B1200 repair and upgrade program (5)	4,669	4,753
Accrued taxes, legal, professional and other (6)	3,505	2,027
	$19,398	$20,265

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts.

(3)
Activity in the reserve for product warranty costs for the nine months ended July 31, 2013 included additions for estimates of potential future warranty obligations of $1.3 million on contracts in the warranty period and reserve reductions related to actual warranty spend and reversals to income of $2.0 million as contracts progress through the warranty period or are beyond the warranty period.

(4)
As of July 31, 2013 and October 31, 2012, the loss reserve on SA's totaled $4.1 million and $5.0 million, respectively. Also included in this line item is a reserve for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance totaled $1.1 million and $2.2 million as of July 31, 2013 and October 31, 2012, respectively. The decrease in the reserve for performance guarantees penalties was due to certain amounts being reclassed to accounts payable due to the finalization of negotiations of amounts due to POSCO.

(5)	For the nine months ended July 31, 2013, the Company incurred actual repair and upgrade costs of approximately $0.1 million.

(6)	Balance includes accrued sales, use and payroll taxes as well as accrued legal, professional and other expenses as of the end of the period.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Debt and Leases
At July 31, 2013 and October 31, 2012, debt consisted of the following:

	July 31, 2013	October 31, 2012
Revolving credit facility	$4,000	$4,000
Senior Unsecured Convertible Notes	38,000	—
Connecticut Development Authority Note	3,302	3,466
Connecticut Clean Energy Fund Note	—	847
Connecticut Clean Energy and Finance Investment Authority Note	4,425	—
Capitalized lease obligations	352	234
Total debt	$50,079	$8,547
Less: Unamortized debt discount (1)	(3,131)	—
	46,948	8,547
Less: Current portion of long-term debt	(4,403)	(5,161)
Long-term debt	$42,545	$3,386
(1) The debt discount recorded in connection with the issuance of the Company’s unsecured convertible notes is recorded on the consolidated balance sheets as a reduction to associated debt balance. The Company amortizes the debt discount to interest expense over the term of the debt.
Aggregate annual principal payments under our loan agreements, excluding payments relating to the revolving credit facility, and capital lease obligations for the years subsequent to July 31, 2013 are as follows:

Year 1	$403
Year 2	309
Year 3	277
Year 4	256
Year 5	40,410
Thereafter	4,424
$46,079

On June 20, 2013, the Company closed an offering of $38.0 million in aggregate principal amount of 8.0% Senior Unsecured Convertible Notes ("Notes"). Under the terms of the Notes, interest is payable semi-annually in arrears on December 15 and June 15 of each year, beginning December 15, 2013. The notes will mature on June 15, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible into shares of the Company's common stock at a conversion rate of 645.1613 shares of common stock per $1,000 principal amount of convertible notes, equivalent to a conversion price of approximately $1.55 per share of common stock. The net proceeds of the offering to the Company were approximately $35.5 million, after deducting underwriting discounts, commissions and offering expenses. Financing costs of $2.5 million associated with this debt offering are being amortized over the term of the debt. At July 31, 2013, these costs are capitalized in Other current assets for the current portion and Other assets, net for the long-term portion.
We evaluated the instrument for embedded derivatives and bifurcation thereof. There is a change of control put redemption and an interest make-whole payment upon conversion feature embedded in the Notes which each require bifurcation from the host debt contract. The aggregate fair value of these derivatives at June 20, 2013 was $3.2 million. The aggregate fair value of these derivatives at July 31, 2013 is $3.5 million. The derivatives are included in Long term debt and other liabilities on the consolidated balance sheets and any change to the fair values are recorded in operations.
As of July 31, 2013, the Company has an $8.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The revolver was increased from $5.0 million on April 12, 2013. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

agreement has a one year term with renewal provisions and the current expiration date is April 2, 2014.  The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. At July 31, 2013, the outstanding amount owed under this facility was $4.0 million and is classified as current portion of long-term debt and other liabilities on the consolidated balance sheets.
The outstanding balance on the Connecticut Development Authority loan was $3.3 million and $3.5 million for the periods ended July 31, 2013 and October 31, 2012, respectively.

On March 5, 2013 the Company closed on a new long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in forty eight equal monthly installments. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. Advances of $2.6 million and $0.9 million, respectively, were made under the CEFIA loan during the second quarter and third quarter of fiscal year 2013. The Connecticut Clean Energy Fund Note in the amount outstanding of $0.9 million was rolled into the new CEFIA Note. The outstanding balance on the CEFIA Note as of July 31, 2013 was $4.4 million.

Note 10. Share-Based Compensation Plans
We have shareholder approved equity incentive plans and a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”). We account for stock awards to employees and non-employee directors under the fair value method. We determine the fair value of stock options at the grant date using the Black-Scholes valuation model. The model requires us to make estimates and assumptions regarding the expected life of the award, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of restricted stock units ("RSU") and restricted stock awards (“RSA”) is based on the common stock price on the date of grant. The fair value of stock awards is amortized to expense over the vesting period, which is generally four years.

Share-based compensation reflected in the consolidated statements of operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Costs of revenues	$156	$182	$437	$435
General and administrative expenses	359	416	956	873
Research and development expenses	81	76	220	208
Total share-based compensation	$596	$674	$1,613	$1,516

The following table summarizes stock option activity for the nine months ended July 31, 2013:

	Number of options	Weighted average option price ($)
Outstanding at October 31, 2012	3,120,456	6.96
Granted	279,746	0.94
Canceled	(182,413)	6.36
Outstanding at July 31, 2013	3,217,789	6.47

As of July 31, 2013, there were 5,113,077 RSA's and RSU's outstanding with a weighted average per share fair value of $1.19. There were 918,919 RSA's and RSU's granted during the nine months ended July 31, 2013 and forfeitures totaled 1,932 during this period. During the second quarter of fiscal year 2013, the Company established an international award program to provide RSU's for the benefit of certain employees outside the United States.

For the nine months ended July 31, 2013, 224,789 shares were issued under the ESPP at a per share cost of $0.79. There were 549,584 shares of common stock reserved for issuance under the ESPP as of July 31, 2013.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Shareholders’ Equity (Deficit)
Changes in shareholders’ equity (deficit)
Changes in shareholders’ equity (deficit) were as follows for the nine months ended July 31, 2013:

	Total Shareholders’ Equity (Deficit)	Noncontrolling interest	Total Equity (Deficit)
Balance at October 31, 2012	$14,509	$(381)	$14,128
Common stock issued for acquisition	3,562	—	3,562
Share-based compensation	1,619	—	1,619
Registration statement fees	(20)	—	(20)
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(154)	—	(154)
Preferred dividends – Series B	(2,400)	—	(2,400)
Other comprehensive loss - foreign currency translation adjustments	13	—	13
Reclass of noncontrolling interest due to liquidation of subsidiary	(562)	562	—
Net loss	(24,658)	(664)	(25,322)
Balance at July 31, 2013	$(8,091)	$(483)	$(8,574)

 Common Stock Issuances
On December 20, 2012, the Company issued 3.5 million shares of common stock for the remaining 61 percent of outstanding Versa shares.
The Company may sell common stock on the open market from time to time to raise funds in order to pay obligations related to the Company's outstanding Series I and Series B preferred shares.

Note 12. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Numerator
Net loss	$(5,814)	$(10,010)	$(25,322)	$(24,387)
Net loss attributable to noncontrolling interest	202	88	664	230
Preferred stock dividend	(800)	(800)	(2,400)	(2,401)
Net loss attributable to common shareholders	$(6,412)	$(10,722)	$(27,058)	$(26,558)
Denominator
Weighted average basic common shares	192,051,578	185,906,834	190,006,331	158,548,998
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	192,051,578	185,906,834	190,006,331	158,548,998
Basic loss per share	$(0.03)	$(0.06)	$(0.14)	$(0.17)
Diluted loss per share (1)	$(0.03)	$(0.06)	$(0.14)	$(0.17)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, convertible preferred stock and senior unsecured convertible notes. At July 31, 2013 and 2012, there were options to purchase 3.2 million and 3.2 million, respectively, shares

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

of common stock. Refer to our Annual Report on Form 10-K for the year ended October 31, 2012 for information on our convertible preferred stock and refer to Footnote 9 for information on the senior unsecured convertible notes.

Note 13. Restricted Cash
As of July 31, 2013 and October 31, 2012, we have pledged $10.0 million and $10.6 million, respectively, of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2013, outstanding letters of credit totaled $7.7 million compared to $9.6 million at October 31, 2012. These expire on various dates through April 2019.

Note 14. Preferred Stock
Series B Preferred Stock
At July 31, 2013 and October 31, 2012, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $2.4 million were paid in cash for the nine months ended July 31, 2013 and 2012, respectively.

Series 1 Preferred Shares
As of July 31, 2013 and October 31, 2012, the carrying value of the Series 1 Preferred shares was Cdn.$14.8 million ($14.4 million USD) and Cdn.$14.2 million ($14.2 million USD), respectively, and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets. The Company made its scheduled return of capital and dividend payments of $0.9 million (Cdn.$0.9 million) during the nine months ended July 31, 2013.

Derivative liability related to Series 1 Preferred Shares
The aggregate fair value of the derivatives related to the Series 1 Preferred shares which are included within long-term debt and other liabilities on the consolidated balance sheets as of July 31, 2013 and October 31, 2012 was $0.7 million, respectively.

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
With fully commercialized ultra-clean fuel cell power plants and decades of experience in the industry, we are well positioned to grow our installed base of power plants. Our plants are operating in more than 50 locations worldwide and have generated more than 1.7 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 158,000 average size U.S. homes for one year. Our installed base and growing backlog exceeds 300 megawatts (MW).
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
Recent Developments

Operations update
After increasing the production level during the second quarter of 2013, the Company maintained an annual production run-rate at the Torrington, Connecticut production facility of 70.8 MW during the third quarter of 2013, producing 17.7 MW of fuel cell components for fuel cell kits and fuel cell power plants.

FuelCell Energy solutions announced a milestone during the third quarter of 2013 with the completion of the first fuel cell stack at the German manufacturing facility. The stack is part of the power plant being installed in Berlin, Germany for a Federal Ministry office complex, reinforcing the localization aspect of the business model that enables local job creation to support local demand.

Installations Update
Commissioning has started for two of the five fuel cell power plants at the Bridgeport fuel cell park. Power production is beginning in stages during the testing and commissioning period. The inter-connection work to connect the fuel cell park to the electric grid via three existing substations is ahead of schedule and the fuel cell park remains on schedule to deliver full power by the end of calendar year 2013.

The 59 MW fuel cell park in Hwasung City, South Korea that is under construction by POSCO Energy, has begun producing power as individual power plants are commissioned in stages. The site is currently generating approximately 29 MW of ultra-clean power for the electric grid and heat for a district heating system. The fuel cell park is expected to be at full power by the end of 2013 or early 2014.

Market Update

The Company has the flexibility to be either a supplier of fuel cell power plants or a project developer. Project development requires our ability to provide a fully operating installation, which includes obtaining a site and approvals from regulatory agencies, qualifying for available incentives and negotiating power purchase agreements (PPA) with off-takers with strong credit who will purchase the electricity on a long-term basis.  As approvals are obtained, the Company will then seek a project investor, utility or independent power producer to own the installation and expects to provide EPC (engineering, procurement & construction) services to install the fuel cell power plants and then operate and maintain the plants over the term of the PPA. Our 14.9 MW Bridgeport fuel cell park that was sold to a major utility is an example of how we serve as a project developer. We are actively seeking to develop other projects in select North American markets to accelerate order flow, using a similar model as the 14.9 MW Bridgeport fuel cell park.
The Company is actively pursuing a number of opportunities in the State of Connecticut, some as a project developer and some as a supplier, for example:

•
The Company submitted bids in the second of five annual submission periods for the low-emission renewable energy credit (LREC) program.  Preliminary awards were recently announced to the bidders and deposits were due to the State in August.  The Company received notification that two of its projects were accepted.  The Company is in discussions with the site owners on contract execution.

•
The Company is actively seeking project investors to purchase and own the approximately 18 MW of approved projects under the Connecticut Project 150 program.  Similar to the Bridgeport fuel cell park, the Company is developing the projects, will provide the fuel cell power plants, and expects to provide EPC services, and then operate and maintain the plants over the term of the power purchase agreement.

•
The Company is a bidder or supplier in multiple bids under a program announced in July 2013 with the Connecticut Department of Energy and Environmental Protection seeking to add 174 MW of Class I renewable power generation with a minimum individual project size of 20 MW.

A variety of projects in California including multi-megawatt applications and renewable biogas projects are being pursued.  Megawatt-class combined heat and power projects are being pursued in New Jersey.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended July 31, 2013 and 2012
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Change
	2013	2012	$	%
Total revenues	$53,707	$29,693	$24,014	81

Total costs of revenues	$49,185	$32,431	$16,754	52

Gross profit (loss)	$4,522	$(2,738)	$7,260	(265)

Gross margin percentage	8.4%	(9.2)%

Total costs-to-revenues ratio (1)	0.92	1.09

(1)	Costs-to-revenues ratio is calculated as total cost of revenues divided by total revenues.
Total revenues for the three months ended July 31, 2013 increased $24.0 million, or 81 percent, to $53.7 million from $29.7 million during the same period last year. Total cost of revenues for the three months ended July 31, 2013 increased by $16.8 million, or 52 percent, to $49.2 million from $32.4 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue presentation and classification.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the three months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31		Change
	2013	2012	$	%
Revenues:
Product sales	$45,441	$21,023	$24,418	116
Service agreements and license revenues	3,706	6,546	(2,840)	(43)
Total	$49,147	$27,569	$21,578	78
Costs of Revenues:
Product sales	$41,523	$22,433	$19,090	85
Service agreements and license revenues	3,427	7,888	(4,461)	(57)
Total	$44,950	$30,321	$14,629	48
Gross profit (loss):
Gross profit (loss) from product sales	$3,918	$(1,410)	$5,328	(378)
Gross profit (loss) from service agreements and license revenues	279	(1,342)	1,621	(121)
Total	$4,197	$(2,752)	$6,949	(253)
Product sales gross margin percentage	8.6%	(6.7)%
Service agreement and license revenues gross margin percentage	7.5%	(20.5)%
Product sales costs-to-revenues ratio (1)	0.91	1.07
Service agreement revenues costs-to-revenues ratio (1)	0.92	1.21

(1)	Cost-to-revenue ratio is calculated as cost of revenues divided by revenues.

Product sales and service agreements and license revenues increased $21.6 million, or 78 percent, in the three months ended July 31, 2013 to $49.1 million compared to $27.6 million for the prior year period. Revenue from the continued construction of the Bridgeport fuel cell park was the primary cause for the year-over-year increase in product sales, partially offset by lower fuel cell kit sales of $3.7 million. Fuel cell kit sales were higher in the third quarter of 2012 due to an acceleration of deliveries last year requested by POSCO Energy to help meet demand for a 59 megawatt (MW) fuel cell park that POSCO Energy is constructing in South Korea. Beginning in the first quarter of 2013, license revenue is being recorded as service agreements and license revenues. This change in prospective classification is due to the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of POSCO licensing and royalty agreements to reflect fees and royalties for the exclusive rights to sell, install, service and repair complete DFC Power Plants in the Asia Market. License revenue in the third quarter of 2013 was approximately $0.8 million. Cost of product sales and service and license revenues increased $14.6 million, or 48 percent for the three months ended July 31, 2013 to $45.0 million compared to $30.3 million in the prior year period. Margins in the third quarter of 2013 were favorably impacted by improved overhead absorption from higher production levels combined with a sales mix that included complete power plants revenues along with fuel cell kits sales.
Gross profit for product sales and service agreements and license revenues for the three months ended July 31, 2013 is $4.2 million, compared to a gross loss of $2.8 million for the three months ended July 31, 2012. The cost-to-revenue ratio for product sales was 0.91-to-1.00 for the three months ended July 31, 2013 compared to 1.07-to-1.00 for the three months ended July 31, 2012.

Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for stack module assembly and conditioning equipment sold to POSCO, warranty expense, liquidated damages and inventory excess and obsolescence charges. Cost of service agreements and license revenues include performance guarantee penalties, maintenance and stack replacement costs to service power plants for customers with service agreements and operating costs for our units under power purchase agreements (“PPA”).
Product Sales and Cost of Sales
Product sales for the three months ended July 31, 2013 included $39.4 million from the construction of power plants and fuel cell kits and $6.0 million of revenue primarily related to power plant component sales and site engineering and construction services relating to the Bridgeport fuel cell park project. This compared to product sales for the three months of July 31, 2012 which included $17.8 million from the construction of power plants and fuel cell kits and $3.2 million of revenue primarily from power plant component sales and site engineering and construction services.
Cost of product sales increased $19.1 million for the three months ended July 31, 2013 to $41.5 million, compared to $22.4 million in the same period the prior year. Gross profit increased $5.3 million to a gross profit of $3.9 million for the three months ended July 31, 2013 compared to a gross loss of $1.4 million for the three months ended July 31, 2012 due to a sales mix that included complete power plants and installation services along with fuel cell kits.
The annual production run-rate at the Torrington, Connecticut production facility was increased to 70MW as of May 1, 2013 to meet backlog. More than 75 direct manufacturing positions have been added since the start of the fiscal year to support the production ramp. The Company expects to operate at this run-rate for the balance of 2013. The Company's headcount globally, including temporary workers, totaled 664 employees. Higher production volumes support increased quarterly revenue in 2013 and is expected to lead to expanding margins from improved absorption of fixed overhead costs and broadening of the revenue mix to include complete power plant sales in North America and Europe.
Service Agreements and License Revenues and Cost of Revenues
Revenues for the three months ended July 31, 2013 from service and power purchase agreements and license fee and royalty agreements totaled $3.7 million, compared to $6.5 million for the same period in the prior year. Service revenue declined year over year due to the absence of scheduled module exchanges under long term service agreements in the third quarter of 2013 compared to approximately $3.0 million of service revenue recognized in the third quarter of 2012 from module exchange actions. Service revenue from scheduled module exchanges is recognized at the time of the module exchange whereas the remaining portion of service revenue from long term service agreements is recognized ratably over the life of the service contract. Third quarter 2013 service and license revenues also includes license and royalty income within revenues beginning in the first quarter of fiscal year 2013. The change in classification is a result of the license and royalty agreement entered into with POSCO on October 31, 2012 for our core technology and the harmonization of the existing agreements to reflect fees and royalties to be earned for the rights to sell, install, service and repair complete DFC Power Plants. Classification of license and royalty income as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity becoming an ongoing significant component of our central operations. Service and license cost of revenues was $3.4 for three months ended July 31, 2013 compared to $7.9 million for same prior year period. The gross profit on service and license agreements was $0.3 million for the three months ended July 31, 2013 compared to a gross loss of $1.3 million for the prior year period. There has been a historical loss on service agreements which has been due to high maintenance, stack replacement and other costs on older and sub-MW product designs. As more profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the three months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Change
	2013	2012	$	%
Advanced technologies contracts	$4,560	$2,124	$2,436	115
Cost of advanced technologies contracts	4,235	2,110	2,125	101
Gross profit	$325	$14	$311	2,221

Advanced technologies contracts revenue for the three months ended July 31, 2013 was $4.6 million, which increased $2.4 million when compared to $2.1 million of revenue for the three months ended July 31, 2012. The increase was primarily due to the solid oxide fuel cell development programs, particularly the unmanned aerial program with Boeing, resulting from the consolidation of Versa into the Company's results. Cost of advanced technologies contracts increased $2.1 million to $4.2 million for the three months ended July 31, 2013, compared to $2.1 million for the same period in the prior year. Gross profit from advanced technology contracts for the three months ended July 310, 2013 was $0.3 million compared to $0.01 million for the three months ended July 31, 2012.
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
Administrative and selling expenses
Administrative and selling expenses were $5.2 million for the three months ended July 31, 2013 compared to $4.6 million during the three months ended July 31, 2012. Administrative and selling expenses increased as a result of expenditures to develop and expand the European market for megawatt-class fuel cell power plants and to commercialize solid oxide fuel cell technology.
Research and development expenses
Research and development expenses increased to $3.9 million during the three months ended July 31, 2013 when compared to $3.2 million for the same period in 2012. Our internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the three months ended July 31, 2013 was $4.6 million compared to a loss of $10.5 million for the same period in 2012. The decrease was a result of favorable gross profit from product sales and service agreements and license revenue offset by higher business development activity and administrative costs.
Interest expense
Interest expense for the three months ended July 31, 2013 and 2012 was $1.1 million and $0.5 million, respectively. Interest expense increased as a result of accrued interest on the 8.0% Unsecured Convertible Debt issued in June 2013. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary of $0.5 million.
Loss from equity investments
A loss of $0.04 million was recorded for our share of Versa's losses for this investment for the three months ended July 31, 2012.
License fee and royalty income
License fee and royalty income for the three month period ended July 31, 2012 was $0.4 million which represents amounts earned from POSCO. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues under service and license revenues. Refer to Critical Accounting Policies and Estimates for further discussion on this change.
Other income (expense), net
Other income (expense), net, was expense of $0.2 million for the three month period ended July 31, 2013 compared to income of $0.7 million for the same period in 2012. The other income for the prior year period was primarily due to foreign exchange gains recorded and other revenue from scrap sales and the current period expense recorded is associated with the fair value adjustment of certain embedded derivatives.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the three months ended July 31, 2013 our provision for income taxes was insignificant. We have begun manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding their recoverability.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended July 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the three month periods of July 31, 2013, and 2012.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended July 31, 2013 and 2012, net loss attributable to common shareholders was $6.4 million and $10.7 million, respectively, and loss per common share was $0.03 and $0.06, respectively.
Comparison of Nine Months Ended July 31, 2013 and 2012
Revenues and Costs of revenues
Our revenues and cost of revenues for the nine months ended July 31, 2013 and 2012 were as follows:

	Nine Months Ended July 31,		Change
	2013	2012	$	%
Total revenues	$132,501	$85,183	$47,318	56

Total costs of revenues	$127,976	$85,616	$42,360	49

Gross profit (loss)	$4,525	$(433)	$4,958	(1,145)

Gross margin percentage	3.4%	(0.5)%

Total costs-to-revenues ratio (1)	0.97	1.01

(1)	Cost-to-revenue ratio is calculated as total cost of revenues divided by total revenues.
Total revenues for the nine months ended July 31 2013 increased $47.3 million, or 56 percent, to $132.5 million from $85.2 million during the same period last year. Total cost of revenues for the nine months ended July 31, 2013 increased by $42.4 million, or 49 percent, to $128.0 million from $85.6 million during the same period last year. A discussion of the changes in product sales and service agreement revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue reclassifications.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the nine months ended July 31, 2013 and 2012 were as follows:

	Nine Months Ended July 31,		Change
	2013	2012	$	%
Revenues:
Product sales	$108,881	$65,882	$42,999	65
Service agreements and license revenues	12,783	13,398	(615)	(5)
Total	$121,664	$79,280	$42,384	53
Costs of Revenues:
Product sales	$103,950	$63,932	$40,018	63
Service agreements and license revenues	13,816	16,130	(2,314)	(14)
Total	$117,766	$80,062	$37,704	47
Gross profit (loss):
Gross profit from product sales	$4,931	$1,950	$2,981	153
Gross loss from service agreements and license revenues	(1,033)	(2,732)	1,699	(62)
Total	$3,898	$(782)	$4,680	(598)
Product sales gross margin percentage	4.5%	3.0%
Service agreement and license revenues gross margin percentage	(8.1)%	(20.4)%
Product sales costs-to-revenues ratio (1)	0.95	0.97
Service agreement revenues costs-to-revenues ratio (1)	1.08	1.20

(1)	Cost-to-revenue ratio is calculated as cost of revenues divided by revenues.

Product sales and service agreements and license revenues increased $42.4 million, or 53 percent, in the nine months ended July 31, 2013 to $121.7 million compared to $79.3 million for the prior year period. The increase is due to higher fuel cell kit sales, revenue recognition for the Bridgeport fuel cell park project of approximately $42.2 million and license and royalty income. Cost of product sales and service and license revenues increased $37.7 million, or 47 percent for the nine months ended July 31, 2013 to $117.8 million compared to $80.1 million in the same period in the prior year. The increase is a result of costs associated with the Bridgeport fuel cell park project. Also, the Company incurred warranty and after-market costs during fiscal year 2013 as a result of a select number of fuel cell stacks requiring repair. This issue has been thoroughly investigated, process changes implemented, and field repairs undertaken to support the limited number of customers impacted.
Gross profit for product sales and service agreements and license revenues is $3.9 million, compared to a gross loss of $0.8 million for the nine months ended July 31, 2012. The cost-to-revenue ratio for product sales was .95 -to-1.00 for the nine months ended July 31, 2013 compared to 0.97-to-1.00 for the nine months ended July 31, 2012.
Product Sales and Cost of Sales
Product sales for the nine months ended July 31, 2013 included $93.8 million from the construction of power plants and fuel cell kits and $15.1 million of revenue primarily related to power plant component sales and site engineering and construction services relating to the Bridgeport fuel cell park project. This compared to product sales for the nine months ended July 31, 2012 which included $53.0 million from the construction of power plants and fuel cell kits and $12.9 million of revenue primarily from power plant component sales and site engineering and construction services.
Cost of product sales increased $40.0 million for the nine months ended July 31, 2013 to $104.0 million, compared to $63.9 million in the same period the prior year. Gross profit increased $3.0 million to a gross profit of $4.9 million in the nine months ended July 31, 2013 compared to a gross profit of $2.0 million for the nine months ended July 31, 2012. The increase was due to improved overhead absorption from higher production levels combined with a sales mix that included complete power plants along with fuel cell kits offset by additional costs incurred in the first quarter of 2013 due to a select number of fuel cell stacks requiring repair and costs related to the Company's undertaking to increase production.
The annual production run-rate was increased to 70 MW as of May 1, 2013 to meet backlog. Higher production volumes support increased quarterly revenue in 2013 and will lead to expanding margins from improved absorption of fixed overhead costs and broadening of the revenue mix to include complete power plant sales in North America and Europe.
Service Agreements and License Revenues and Cost of Revenues
Revenues for the nine months ended July 31, 2013 from service agreements and license fee and royalty agreements totaled $12.8 million, compared to $13.4 million for the same period in the prior year. Service revenue declined year over year due to the absence of scheduled module exchanges under long term service agreements in the third quarter of 2013 compared to approximately $3.0 million of service revenue recognized in the third quarter of 2012 from plant module exchange actions. Service revenue from scheduled module exchanges is recognized at the time of the module exchange whereas the remaining portion of service revenue from long term service agreements is recognized ratably over the life of the service contract. Also, there was the inclusion of license and royalty income within revenues beginning in the first quarter of fiscal year 2013. Service agreements and license cost of revenues decreased to $13.8 million from $16.1 million for the prior year period. The gross loss on service agreements and license agreements decreased to $1.0 million for the nine months ended July 31, 2013, compared to $2.7 million for the comparable prior year period. The decrease in service and license agreement negative margins is primarily due to costs associated with the fuel cell restacks in the prior year. The historical loss on service agreements has been due to high maintenance, stack replacement and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the nine months ended July 31, 2013 and 2012 were as follows:

	Nine Months Ended July 31,		Change
	2013	2012	$	%
Advanced technologies contracts	$10,837	$5,903	$4,934	84
Cost of advanced technologies contracts	10,210	5,554	4,656	84
Gross profit	$627	$349	$278	80
Advanced technologies contracts revenue for the nine months ended July 31, 2013 was $10.8 million, which increased $4.9 million when compared to $5.9 million of revenue for the nine months ended July 31, 2012. The increase was primarily due to the solid oxide fuel cell development programs, particularly the unmanned aerial program with Boeing resulting from the consolidation of Versa into the Company's results. Cost of advanced technologies contracts increased $4.7 million to $10.2 million for the nine months ended July 31, 2013, compared to $5.6 million for the same period in the prior year. Gross profit from advanced technologies contracts for the nine months ended July 31, 2013 was $0.6 million compared to $0.3 million for the nine months ended July 31, 2012.
Administrative and selling expenses
Administrative and selling expenses were $16.1 million for the nine months ended July 31, 2013 compared to $12.3 million during the nine months ended July 31, 2012. Administrative and selling expenses increased as a result of expenditures to develop and expand the European market for megawatt-class fuel cell power plants and to commercialize solid oxide fuel cell technology.
Research and development expenses
Research and development expenses increased $0.4 million to $11.3 million during the nine months ended July 31, 2013, compared to $10.9 million for the same period in 2012. The increase is primarily the result of the consolidation of Versa results with the Company in fiscal 2013. Our internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities.

Loss from operations
Loss from operations for the nine months ended July 31, 2013 was $22.9 million compared to a loss of $23.7 million for the same period in 2012. The change year-over-year is a result of favorable gross profit from product sales offset by the impact of increased business development activity in the North American and European markets and fully consolidating Versa Power Systems.
Interest expense
Interest expense for the nine months ended July 31, 2013 and 2012 was $2.2 million and $1.7 million, respectively. Interest expense increased as a result of accrued interest on the 8% Unsecured Convertible Debt issued in June 2013. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary of $1.5 million.
Income/(loss) from equity investments
Equity in income of $0.05 million recorded in the nine months ended July 31, 2013 represents our share of Versa's income through the acquisition date. A loss of $0.6 million was recorded for our share of Versa's losses for this investment for the nine months ended July 31, 2012.
License fee and royalty income
License fee income for the nine month period ended July 31, 2012 was $1.3 million which represents the license fee and royalty income earned from POSCO. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues under service agreements and license revenues. Refer to Critical Accounting Policies and Estimates for further discussion on this change.
Other income (expense), net
Other income (expense), net, was expense of $0.3 million for the nine month period ended July 31, 2013 compared to other income of $0.4 million for the same period in 2012. The current period expense recorded is associated with the fair value adjustment of certain embedded derivatives.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign taxes in South Korea. For the nine months ended July 31, 2013 our provision for income taxes was insignificant. We have begun manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the nine months ended July 31, 2013 and 2012 was $0.7 million and $0.2 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $2.4 million in each of the nine month periods of July 31, 2013 and 2012.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period, less the net loss attributable to noncontrolling interest and less the preferred stock dividends on the Series B Preferred Stock. For the nine month periods ended July 31, 2013 and 2012, net loss attributable to common shareholders was $27.1 million and $26.6 million, respectively and loss per common share was $0.14 and $0.17, respectively.

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
The production capacity at our manufacturing facility is approximately 100 MW with full utilization under its current configuration. Through industrial engineering, teh total capacity was increased by 10 MW during 2013. Numerous actions were undertaken during the first half of fiscal year 2013 to increase the annual production run-rate at the Torrington, Connecticut facility to 70 MW as a result of increased backlog. The Company expects to operate at this run-rate for the balance of 2013.
Our current backlog, which includes a 121.8 MW order for POSCO, combined with scheduled re-stacks of existing power plant installations that are currently under service agreements is expected to provide a base level of production of approximately 50 MW per year through 2016 at the Company's production facility in Torrington, Connecticut. The Company targets adding 20-30 MW of incremental backlog annually to utilize our available capacity. As order flow dictates, the Company will adjust production to meet demand. EBITDA (earnings before interest, taxes, depreciation and amortization) breakeven is expected with annual production volume of approximately 80 MW.
The cell license agreement which we entered into in 2013 has multiple benefits for both FuelCell Energy and POSCO. POSCO is currently designing and will construct a cell manufacturing facility in South Korea with capacity capable of producing up to 200 MW of product annually. Production in South Korea will improve responsiveness for meeting demand under the Renewable Portfolio Standard. The Company will avoid capital investment for Asian market development and will benefit from market expansion by receiving a royalty payment from POSCO for each power plant sold, with a 15 year royalty term. Establishing a second source of supply for fuel cell modules mitigates a risk factor for prospective customers evaluating long term fuel cell power plant projects that include scheduled replacement modules. Increased production volume, whether in the USA or South Korea, will reduce the cost of DFC plants, further spurring market adoption.
If demand develops beyond the combined capacity of the Company and POSCO, we have the ability to further expand production capacity at our Torrington facility to approximately 200 MW. This expansion would require the addition of equipment (e.g. furnaces, tape casting and other equipment) to increase the capacity of certain manufacturing operations. Due to the economies of scale and equipment required, we believe it is more cost effective to add capacity in large blocks. We estimate that an expansion of the Company's Torrington facility to 200 MW would require additional capital investments of $30 to $40 million, although this expansion may occur in stages depending on the level of market demand.
In addition to cash flows from operations, we may also pursue raising capital through a combination of; (i) equity or strategic investments, (ii) debt financing (with improving operating results as the business grows, the Company expects to have access to the debt markets to finance working capital and capital expenditures) and (iii) potential local or state Government loans or grants in return for manufacturing job creation. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans. We anticipate that our existing capital resources, together with anticipated order, revenues and cash flows, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $91.4 million as of July 31, 2013 compared to $57.5 million as of October 31, 2012. As of July 31, 2013, Restricted cash and cash equivalents was $10.0 million, of which $5.0 million was classified as current and $5.0 million was classified as long-term compared to $10.6 million total restricted cash and cash equivalents as of October 31, 2012, of which $5.3 million was classified as current and $5.3 million was classified as long-term. The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash provided by operating activities was $2.1 million during the first nine months of 2013 compared to $45.2 million net cash used in operating activities during the first nine months of 2012. Net cash provided by operating activities for the first nine months of 2013 is a result of an increase in deferred revenues of $14.8 million relating to customer milestone billings, an increase in accounts payable of $9.2 million resulting from the increased production rate and a decrease in inventory of $3.1 million. These were partially offset by an increase in accounts receivable of $3.3 million and a decrease in accrued liabilities of $2.7 million. Net cash used of $45.2 million during the first nine months of 2012 related an increase in inventory of $8.9 million including completed standard components, a decrease in deferred revenue of $14.5 million as a result of timing of orders, a decrease in accrued liabilities of $5.9 million primarily related to the B1200 repair and upgrade program and a decrease in accounts payable of $3.1 million primarily as a result of timing of payments. These were partially offset by a decrease in other assets of $2.1 million and a decrease in accounts receivable of $1.7 million on the timing of customer milestone payments.
Investing Activities – Net cash used in investing activities was $3.7 million during the first nine months of 2013 compared to net cash provided by investing activities of $9.4 million during the first nine months of 2012. The net cash used in investing activities for the first nine months of 2013 related to capital expenditures of $4.0 million, partially offset by cash acquired from the Versa acquisition of $0.4 million. Cash provided by investing activities during the first nine months of 2012 relates to the maturity of U.S. treasuries of $12.0 million, partially offset by capital expenditures of $2.6 million.
Financing Activities – Net cash provided by financing activities was $36.0 million during the first nine months of 2013 compared to net cash provided by financing activities of $55.5 million in the prior year period. The net cash provided by financing activities during the first nine months of 2013 was related to proceeds received from the convertible debt issuance of $38.0 million, proceeds from the CEFIA Loan of $3.5 million, a decrease in restricted cash of $0.6 million for letters of credit issued to support the Company's obligations under customer contracts offset by the payment of preferred dividends and return of capital of $3.3 million and the capitalization of financing costs associated with the convertible debt issuance of $2.5 million. The first nine months of 2012 included proceeds from the routine sale of common stock of $2.0 million, net proceeds from the public offering of 23.0 million shares of common stock for proceeds of $32.0 million and $30.0 million of net proceeds from the sale of common stock to POSCO Energy offset by an increase in restricted cash of $2.9 million and the payment of preferred dividends and return of capital of $6.5 million.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2013 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$103,470	$91,816	$11,598	$56	$—
Series 1 Preferred obligation (2)	11,923	1,216	2,432	1,216	7,059
Term loans (principal and interest)	7,686	217	438	2,606	4,425
Senior Unsecured Convertible Notes (3)	38,000	—	—	38,000	—
Capital and operating lease commitments (4)	4,594	1,899	1,936	568	191
Revolving Credit Facility (5)	4,000	4,000	—	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$169,673	$99,148	$16,404	$42,446	$11,675

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(3)
On June 20, 2013, the Company issued, at par amount, 8% Senior Unsecured Convertible Notes ("Notes") with an aggregate principal amount of $38 million. The Notes will bear interest at a rate of 8% per annum. Interest on the Notes will be payable in cash or subject to certain limitations, in stock semi-annually in arrears on December 15 and June 15 of each year, beginning December 15, 2013. The Notes will mature on June 15, 2018. The Notes will be convertible, upon the Note holder's option, into shares of the Company's common stock initially at a conversion rate of 645.1613 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.55 per share).

(4)	Future minimum lease payments on capital and operating leases.

(5)
The amount represents the amount outstanding as of July 31, 2013 on an $8.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is April 2, 2014.  The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

(6)
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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At July 31, 2013, we had an outstanding balance of $3.3 million on this loan. The interest rate is 5 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

On March 5, 2013 the Company closed on a new long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport project. The loan agreement to carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date, which has yet to be determined, in forty eight equal monthly installments. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. An advance of $2.6 million and $0.9 million were made under the CEFIA Note during the second quarter and third quarter of 2013, respectively. A prior loan from the Connecticut Clean Energy Fund Note in the amount outstanding of $0.9 million was rolled into the new CEFIA Note. The outstanding balance on the CEFIA Note as of July 31, 2013 was $4.4 million.

We have pledged approximately $10.0 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2013, outstanding letters of credit totaled $7.7 million. These expire on various dates through April 2019.
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
In addition to the commitments listed in the table above, we have the following outstanding obligations:
Power purchase agreements
In California, we have 1.5 MW of power plant installations under power purchase agreements ranging in duration from four to six years. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel to run the power plants.
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
Research and development cost-share contracts (Advanced technologies contracts)
Advanced technologies contract revenues has been renamed from Research and development contracts to better describe the sources of revenue from contract research. We have contracted with various government agencies to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2013, Advanced technologies contracts backlog totaled $18.2 million, of which $12.5 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to operations applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable.

We have recorded an estimated contract loss reserve of $0.04 million as of July 31, 2013 and October 31, 2012. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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

Beginning in fiscal year 2013, license fees and royalty income have been included within revenues on the consolidated statement of operations. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and the harmonization of the existing agreements to reflect fees and royalties for the manufacture of complete DFC Power Plants. Classification as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity has become a significant component of non-product revenue and is expected to continue to grow over time.

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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of July 31, 2013 and October 31, 2012, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.6 million and $2.3 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair or replace the customer's fuel cell stack. The Company has provided for a reserve for performance guarantees of $1.1 million and $2.2 million as of July 31, 2013 and October 31, 2012.
The Company provides for reserves on all SA's when the estimated future stack replacements and service costs exceed the remaining contract value. Reserve estimates for future costs on SA's are determined by a number of factors including the estimated remaining life of the stack, used replacement stacks available, our limit of liability on SA's and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of July 31, 2013 and October 31, 2013, our reserve on service agreement contracts totaled $4.1 million and $5.0 million, respectively.
At the end of our SA's, customers are expected to either renew the SA or based on the Company's ability to obtain rights to title for the stack module, the stack module will be returned to the Company as the plant is no longer being monitored or having routine service performed. In situations where we do not expect to have a restack during the term, but a restack is required and if the customer agrees at the time of a restack to return the stack to the Company at the end of the SA term, the cost of the stack is recorded as a long-term asset and depreciated over its expected life. If the Company does not obtain rights to title from the customer the cost of the stack is expensed. As of July 31, 2013, the total remaining stack asset value was $11.6 million compared to $14.3 million as of October 31, 2012. As of July 31, 2013, accumulated depreciation on stack assets, which is recorded as cost of service agreement revenues, totaled approximately $10.4 million compared to $7.6 million at October 31, 2012.
During fiscal year 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. As of July 31, 2013, the accrued obligation balance related to this item was $4.7 million compared to $4.8 million as of October 31, 2012.
The Company has completed the repair activities related to the program. The remaining accrued balance is primarily related to modules which are expected to be deployed as field replacements and will be provided to POSCO per the terms of the commitment when needed.
Share-Based Compensation
We account for restricted stock awards (RSA's) and restricted stock units (RSU's) based on the closing market price of the Company's common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, generally four years. Share-based compensation expense was $1.6 million and $1.5 million for the nine months ended July 31, 2013 and 2012, respectively.
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
Certain transactions involving the Company's beneficial ownership occurred during the nine months ended July 31, 2013 which may result in a stock ownership change for the purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We are in the process of completing a study to determine if any of our NOL and credit carryovers for fiscal year 2013 will be subject to limitation. We completed a detailed Section 382 study in fiscal year 2012 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of October 31, 2012 under Section 382.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance

None.

Recent Accounting Guidance Not Yet Effective

None.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At July 31, 2013, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at July 31, 2013, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of July 31, 2013, approximately 4 percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won). We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2013 and October 31, 2012 was $0.7 million, respectively. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not have a material impact on our results of operations.

Senior Unsecured Convertible Notes
The change in control put redemption feature and the interest make-whole payments upon conversion embedded in the Senior Unsecured Convertible Notes meet the definition of derivatives that each require bifurcation from the host contract. The aggregate fair value of these derivatives at June 20, 2013, which is the issuance date of the Notes, was $3.2 million. The aggregate fair value of these derivatives at July 31, 2013 is $3.5 million. The fair values were determined using a lattice-based valuation model. In determining the fair value of these bifurcated derivatives, various assumptions were used. Stock price was projected assuming a log-normal distribution. The stock volatility, the interest rate curve, the borrowing cost and credit spread are all assumed to be deterministic. The value is calculated as the difference between the value of the original note and a note with no change of control or make-whole payments upon conversion features. Changes in assumptions would change the underlying fair values with a corresponding charge or credit to operations. Any changes to these assumptions would not have a material impact on our results of operations.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 5, 2013.

FUELCELL ENERGY, INC.
(Registrant)
September 5, 2013	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document