Form 10-Q
period 2014-04-30
FUELCELL ENERGY INC
filed 2014-06-05
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding at June 2, 2014: 260,027,882

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	April 30, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$64,254	$67,696
Restricted cash and cash equivalents - short-term	4,889	5,053
Accounts receivable, net	34,735	49,116
Inventories	55,713	56,185
Other current assets	8,491	11,279
Total current assets	168,082	189,329

Restricted cash and cash equivalents - long-term	20,234	4,950
Property, plant and equipment, net	24,170	24,225
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets, net	2,804	5,465
Total assets	$228,957	$237,636
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,346	$6,931
Accounts payable	14,613	24,535
Accrued liabilities	12,070	21,912
Deferred revenue	51,878	51,857
Preferred stock obligation of subsidiary	977	1,028
Total current liabilities	80,884	106,263
Long-term deferred revenue	19,733	18,763
Long-term preferred stock obligation of subsidiary	13,011	13,270
Long-term debt and other liabilities	14,501	52,675
Total liabilities	128,129	190,971
Redeemable preferred stock (liquidation preference of $64,020 at April 30, 2014 and October 31, 2013)	59,857	59,857
Total equity (deficit):
Shareholders’ equity (deficit):
Common stock ($.0001 par value); 400,000,000 and 275,000,000 shares authorized at April 30, 2014 and October 31, 2013, respectively; 256,424,681 and 196,310,402 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively.	26	20
Additional paid-in capital	839,557	758,656
Accumulated deficit	(797,636)	(771,189)
Accumulated other comprehensive income	211	101
Treasury stock, Common, at cost (45,550 and 5,679 shares at April 30, 2014 and October 31, 2013, respectively)	(95)	(53)
Deferred compensation	95	53
Total shareholders’ equity (deficit)	42,158	(12,412)
Noncontrolling interest in subsidiaries	(1,187)	(780)
Total equity (deficit)	40,971	(13,192)
Total liabilities and equity (deficit)	$228,957	$237,636
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2014	2013
Revenues (1):
Product sales	$27,707	$34,375
Service agreements and license revenues	7,177	4,108
Advanced technologies contract revenues	3,390	3,953
Total revenues	38,274	42,436
Costs of revenues:
Cost of product sales	26,608	32,483
Cost of service agreements and license revenues	6,760	3,904
Cost of advanced technologies contract revenues	3,295	3,735
Total costs of revenues	36,663	40,122
Gross profit	1,611	2,314
Operating expenses:
Administrative and selling expenses	5,746	5,436
Research and development expenses	4,638	4,075
Total costs and expenses	10,384	9,511
Loss from operations	(8,773)	(7,197)
Interest expense	(891)	(574)
Other income (expense), net	(6,307)	177
Loss before provision for income taxes	(15,971)	(7,594)
Provision for income taxes	(68)	(35)
Net loss	(16,039)	(7,629)
Net loss attributable to noncontrolling interest	196	264
Net loss attributable to FuelCell Energy, Inc.	(15,843)	(7,365)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(16,643)	$(8,165)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.07)	$(0.04)
Basic and diluted weighted average shares outstanding	243,289,058	190,431,554

	Three Months Ended April 30,
	2014	2013
Net loss	$(16,039)	$(7,629)
Other comprehensive income (loss):
Foreign currency translation adjustments	130	(55)
Comprehensive loss	$(15,909)	$(7,684)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Related Parties in Note 1 to the financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2014	2013
Revenues (1):
Product sales	$62,167	$63,440
Service agreements and license revenues	12,137	9,077
Advanced technologies contract revenues	8,404	6,277
Total revenues	82,708	78,794
Costs of revenues:
Cost of product sales	59,636	62,427
Cost of service agreements and license revenues	10,917	10,389
Cost of advanced technologies contract revenues	8,345	5,975
Total costs of revenues	78,898	78,791
Gross profit	3,810	3
Operating expenses:
Administrative and selling expenses	10,600	10,868
Research and development expenses	9,553	7,402
Total costs and expenses	20,153	18,270
Loss from operations	(16,343)	(18,267)
Interest expense	(2,252)	(1,140)
Income from equity investment	—	46
Other income (expense), net	(8,081)	(105)
Loss before provision for income taxes	(26,676)	(19,466)
Provision for income taxes	(178)	(42)
Net loss	(26,854)	(19,508)
Net loss attributable to noncontrolling interest	407	462
Net loss attributable to FuelCell Energy, Inc.	(26,447)	(19,046)
Preferred stock dividends	(1,600)	(1,600)
Net loss to common shareholders	$(28,047)	$(20,646)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.13)	$(0.11)
Basic and diluted weighted average shares outstanding	221,609,975	188,968,577

	Six Months Ended April 30,
	2013	2012
Net loss	$(26,854)	$(19,508)
Other comprehensive income (loss):
Foreign currency translation adjustments	110	21
Comprehensive loss	$(26,744)	$(19,487)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Related Parties in Note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,854)	$(19,508)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	1,327	1,022
Income from equity investment	—	(46)
(Loss) gain from change in fair value of embedded derivatives	(141)	25
Make whole derivative expense	8,652	—
Depreciation	2,178	2,061
Interest expense on preferred stock obligation	969	1,002
Other non-cash transactions, net	(484)	45
Decrease (increase) in operating assets:
Accounts receivable	14,337	7,724
Inventories	472	413
Other assets	3,684	(710)
Increase (decrease) in operating liabilities:
Accounts payable	(9,922)	6,804
Accrued liabilities	(10,887)	(2,441)
Deferred revenue	991	19,715
Net cash (used in) provided by operating activities	(15,678)	16,106
Cash flows from investing activities:
Capital expenditures	(1,918)	(2,553)
Cash acquired from acquisition	—	357
Net cash used in investing activities	(1,918)	(2,196)
Cash flows from financing activities:
Repayment of debt	(5,765)	(166)
Proceeds from debt	250	2,625
Increase in restricted cash and cash equivalents	(15,120)	(5,004)
Payment of preferred dividends and return of capital	(2,175)	(2,226)
Proceeds from sale of common stock, net of registration fees	36,854	—
Net cash provided by (used in) financing activities	14,044	(4,771)
Effects on cash from changes in foreign currency rates	110	21
Net (decrease) increase in cash and cash equivalents	(3,442)	9,160
Cash and cash equivalents-beginning of period	67,696	46,879
Cash and cash equivalents-end of period	$64,254	$56,039
Supplemental cash flow disclosures:
Cash interest paid	$1,617	$137
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$106	$85
Common stock issued for convertible note conversions and make-whole settlements	$45,060	$—
Common stock issued for acquisition	$—	$3,562
Accrued sale of common stock, cash received in subsequent period	$885	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operation as of and for the period ended April 30, 2014 have been included. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements ("SA"), allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Related Parties
POSCO Energy (“POSCO”), which is a related party, owns approximately 12 percent of the outstanding common shares of the Company as of April 30, 2014. Revenues from POSCO Energy for the six months ended April 30, 2014 and 2013 represent 75% and 66%, respectively, of consolidated revenues.

Note 2. Inventories
The components of inventory at April 30, 2014 and October 31, 2013 consisted of the following:

	April 30, 2014	October 31, 2013
Raw materials	$21,046	$20,599
Work-in-process (1)	34,667	35,586
Inventories	$55,713	$56,185

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or stack components that are intended to be used in future power plant orders or to service SA's. Included in work-in-process as of April 30, 2014 and October 31, 2013 is $9.0 million and $5.8 million, respectively, of completed standard components.

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

Note 3. Accounts Receivable
Accounts receivable at April 30, 2014 and October 31, 2013 consisted of the following:

	April 30, 2014	October 31, 2013
Advanced Technology (including U.S. Government(1)):
Amount billed	$1,805	$786
Unbilled recoverable costs	1,369	639
	3,174	1,425
Commercial Customers:
Amount billed	15,121	17,344
Unbilled recoverable costs	16,440	30,347
	31,561	47,691
Accounts receivable, net	$34,735	$49,116

(1)	Total U.S. Government accounts receivable outstanding at April 30, 2014 is $0.8 million.

We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill SA's based on the contract price and billing terms of the contracts. The majority of advanced technology contracts are with the U.S. Government. We bill the U.S. Government based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. The remainder of advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Unbilled amounts at April 30, 2014 and October 31, 2013 included $0 million and $17.8 million due from Dominion under the Bridgeport Fuel Cell Park project and $8.1 million and $6.7 million due from POSCO Energy. Accounts receivable are presented net of an allowance for doubtful accounts of $0.06 million and $0.01 million at April 30, 2014 and October 31, 2013, respectively.

Commercial Customers accounts receivable (including Unbilled recoverable costs) include amounts due from POSCO Energy of $21.7 million and $17.4 million at April 30, 2014 and October 31, 2013, respectively.

Note 4. Other Current Assets
Other current assets at April 30, 2014 and October 31, 2013 consisted of the following:

	April 30, 2014	October 31, 2013
Advance payments to vendors (1)	$2,416	$4,235
Debt issuance costs (2)	13	494
Notes receivable (3)	396	478
Prepaid expenses and other (4)	5,666	6,072
Other current assets	$8,491	$11,279

(1)	Advance payments to vendors relate to inventory purchases.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

(2)	Represents the current portion of capitalized debt issuance costs relating to the convertible debt issuance which will be amortized over the five year term of the convertible notes.

(3)	Current portion of long-term notes receivable.

(4)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 5. Other Assets, net
Other assets, net at April 30, 2014 and October 31, 2013 consisted of the following:

	April 30, 2014	October 31, 2013
Long-term stack residual value (1)	$2,066	$2,898
Debt issuance costs (2)	42	1,721
Other (3)	696	846
Other assets, net	$2,804	$5,465

(1)
In circumstances where the useful life of a fuel cell module deployed to service a SA extends beyond the contractual term of the SA and the Company retains title for the module from the customer upon expiration or non-renewal of the SA, the cost of the exchanged module associated with the residual value is recorded as a long term asset. If the Company does not obtain rights to title from the customer, the cost of the module is expensed at the time of the module exchange.

(2) Represents the long-term portion of capitalized debt issuance costs relating to the convertible debt issuance which will be amortized over the five year term of the convertible notes.
(3) Includes security deposits and notes receivable.
Note 6. Accrued Liabilities
Accrued liabilities at April 30, 2014 and October 31, 2013 consisted of the following:

	April 30, 2014	October 31, 2013
Accrued payroll and employee benefits (1)	$4,178	$4,647
Accrued contract and operating costs (2)	34	87
Reserve for product warranty cost (3)	1,126	860
Reserve for service agreement costs (4)	3,025	4,186
Reserve for repair and upgrade program and modules due POSCO Energy (5)	159	7,267
Accrued taxes, legal, professional and other (6)	3,548	4,865
Accrued Liabilities	$12,070	$21,912

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts.

(3)
Activity in the reserve for product warranty costs for the six months ended April 30, 2014 included additions for estimates of potential future warranty obligations of $1.9 million on contracts in the warranty period and reserve reductions related to actual warranty spend of $1.7 million as contracts progress through the warranty period or are beyond the warranty period.

(4)
As of April 30, 2014 and October 31, 2013, the loss reserve on SA's totaled $2.5 million and $3.7 million, respectively. Also included in this line item is a reserve for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance, totaled $0.6 million and $0.5 million as of April 30, 2014 and October 31, 2013, respectively.

(5)	The balance of the reserve at October 31, 2013 relates to three replacement modules due to POSCO Energy.

(6)	Balance includes accrued sales, use and payroll taxes as well as estimated legal, professional and other expense estimates as of the end of the period.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Debt and Leases
At April 30, 2014 and October 31, 2013, debt consisted of the following:

	April 30, 2014	October 31, 2013
Revolving credit facility	$945	$6,500
Senior Unsecured Convertible Notes	1,000	38,000
Connecticut Development Authority Note	3,138	3,246
Connecticut Clean Energy and Finance Investment Authority Note	6,051	5,744
Capitalized lease obligations	596	497
Total debt	$11,730	$53,987
Less: Unamortized debt discount	(73)	(3,106)
	11,657	50,881
Less: Current portion of long-term debt	(1,346)	(6,931)
Long-term debt	$10,311	$43,950
Aggregate annual principal payments under our loan agreements and capital lease obligations, excluding payments relating to the revolving credit facility, for the years subsequent to April 30, 2014 are as follows:

Year 1	$401
Year 2	430
Year 3	397
Year 4	2,494
Year 5	1,012
Thereafter	6,051
$10,785

On June 25, 2013, the Company sold $38.0 million in aggregate principal amount of 8.0% Senior Unsecured Convertible Notes ("Notes"). Under the terms of the Notes, interest is payable semi-annually in arrears on December 15 and June 15 of each year. The Company made its first interest payment on December 15, 2013. The Notes will mature on June 15, 2018, unless earlier redeemed, repurchased or converted. The Notes are convertible into shares of the Company's common stock at a conversion rate of 645.1613 shares of common stock per $1,000 principal amount of convertible notes, equivalent to a conversion price of approximately $1.55 per share of common stock plus a "make-whole" payment in regard to interest. During the six months ended April 30, 2014, $37.0 million of outstanding principal was converted by Note holders and the Company issued 23,870,979 shares of common stock. In connection with the conversion of the Notes, the Company recorded an increase in common stock and additional paid in capital based on the carrying value of the converted Notes which included the converted Notes principal, a proportional amount of unamortized debt discount, and a proportional amount of unamortized debt issuance costs. The remaining principal balance of the 8.0% Senior Unsecured Convertible Notes at April 30, 2014 is $1.0 million. The change of control put redemption and interest make-whole payment upon conversion features embedded in the Notes require bifurcation from the host debt contract. The aggregate fair value of these derivatives at April 30, 2014 and October 31, 2013 is $0.2 million and $4.7 million, respectively. As a result of the Note conversions, 5,399,747 shares were issued and a payment of $0.3 million was made to settle the make-whole payment. The total fair value of the shares issued for the make-whole payment were $12.6 million which resulted in a charge of $8.5 million and a reduction to the embedded derivative liability of $4.4 million. The derivatives are included in Long term debt and other liabilities on the consolidated balance sheets and the make-whole charge is included in Other income (expense), net on the consolidated statements of operations.
As of April 30, 2014, the Company has an $8.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products and services. This agreement is renewed annually and the current expiration

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

date is August 1, 2014.  The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.
In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million.
The interest rate is 5% and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0%. Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project's provisional acceptance date, which is December 20, 2021, payable in forty eight equal monthly installments. Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.

Note 8. Shareholders’ Equity (Deficit)
Changes in shareholders’ equity (deficit)
Changes in shareholders’ equity (deficit) were as follows for the six months ended April 30, 2014:

	Total Shareholders’ Equity (Deficit)	Noncontrolling interest	Total Equity (Deficit)
Balance at October 31, 2013	$(12,412)	$(780)	$(13,192)
Common stock issued for convertible note conversions	32,421	—	32,421
Common stock issued to settle make-whole obligation	12,639	—	12,639
Share-based compensation	1,327	—	1,327
Sale of common stock, net of registration fees	37,231	—	37,231
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(1,111)	—	(1,111)
Preferred dividends – Series B	(1,600)	—	(1,600)
Other comprehensive loss - foreign currency translation adjustments	110	—	110
Net loss	(26,447)	(407)	(26,854)
Balance at April 30, 2014	$42,158	$(1,187)	$40,971

Common Stock Issuances
During the six months ended April 30, 2014, certain investors elected to convert a total of $37.0 million principal of $38.0 million in aggregate principal of the 8.0% Senior Unsecured Convertible Notes. As a result of these conversions, the Company issued 23,870,979 shares of common stock related to the conversions, 5,399,747 shares to settle the make-whole obligation and 247,553 shares for accrued interest.
On January 23, 2014, the Company completed a public offering of 25.3 million shares of common stock, including 3.3 million shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All shares were offered by the Company at a price of $1.25 per share. Total net proceeds to the Company were approximately $29.5 million.
The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used to pay obligations related to the Company's outstanding Series I and Series B preferred shares and the 8.0% Senior Unsecured Convertible Notes or for general corporate purposes. During the six months ended April 30, 2014, the Company sold 4,387,600 shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $7.7 million, net of fees.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Warrant Issuance
On September 4, 2013, the Company entered into a co-marketing agreement with NRG Energy ("NRG") for the marketing and sales of the Company's power plants. The terms of the agreement included the issuance of warrants to NRG that permit NRG to purchase up to 5.0 million shares of the Company's common stock at predetermined prices based on attaining minimum sales goals. The first tranche of 1.25 million warrants expired unvested on March 1, 2014. There are two tranches remaining of warrants with varying strike prices, varying minimum levels of qualifying orders, and different vesting and expiration dates. The weighted average strike price for the remaining 3.75 million warrants is $2.08. The qualifying order vesting dates range from December 2014 through September 2015 and the expiration dates range from December 2017 through August 2018. Any costs associated with the warrants will be recorded as a reduction of potential future revenue recorded under the arrangement. No warrants were vested and no expense was recorded as of April 30, 2014.

Note 9. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Numerator
Net loss	$(16,039)	$(7,629)	$(26,854)	$(19,508)
Net loss attributable to noncontrolling interest	196	264	407	462
Preferred stock dividend	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common shareholders	$(16,643)	$(8,165)	$(28,047)	$(20,646)
Denominator
Weighted average basic common shares	243,289,058	190,431,554	221,609,975	188,968,577
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	243,289,058	190,431,554	221,609,975	188,968,577
Basic loss per share	$(0.07)	$(0.04)	$(0.13)	$(0.11)
Diluted loss per share (1)	$(0.07)	$(0.04)	$(0.13)	$(0.11)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards, convertible preferred stock, senior unsecured convertible notes and warrants. At April 30, 2014 and 2013, there were options to purchase 3.1 million shares of common stock.

Note 10. Restricted Cash
As of April 30, 2014 $25.1 million of cash and cash equivalents was pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $10.0 million of cash and cash equivalents pledged as of October 31, 2013. The restricted cash balance at April 30, 2014 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FCE obligations under a 15-year SA and has been classified as Restricted cash and cash equivalents - long-term. As of April 30, 2014, outstanding letters of credit totaled $7.8 million compared to $7.7 million at October 31, 2013. These expire on various dates through April 2019.

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
We are well positioned for continued growth with a global footprint for manufacturing, further market development with strong partners, a growing installed base that demonstrates the value proposition of ultra-clean distributed generation, and valuable intellectual property and knowledge gained from decades of experience in the industry. Our plants are operating in more than 50 locations worldwide and have generated more than 2.4 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 220,000 average size U.S. homes for one year. Our installed base and backlog exceeds 300 megawatts (MW).

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
Recent Developments

The Company announced a utility-scale award from United Illuminating (UI) for two power plants totaling 5.6 MW, currently the second largest project announced in North America. One plant will be installed in New Haven, Connecticut on land owned by UI, and will supply power to a nearby electrical substation, illustrating how fuel cell power plants can be easily sited within the service territory of an electric utility to add baseload power where needed. The second installation will be at a capped landfill in Bridgeport, Connecticut to supply ultra-clean baseload power to the electric grid. The plant is part of a renewable energy park that includes a solar array.

The Company announced a project at the University of Bridgeport. The University will purchase electricity and heat under a long term power purchase agreement. The Company is undertaking the installation and expects to sell the project to a project financier before completion or at commissioning, with multiple project investors expressing interest due to the attractive financial profile of fuel cell power plant projects.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended April 30, 2014 and 2013
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,		Change
	2014	2013	$	%
Total revenues	$38,274	$42,436	$(4,162)	(10)

Total costs of revenues	$36,663	$40,122	$(3,459)	(9)

Gross profit	$1,611	$2,314	$(703)	30

Gross margin percentage	4.2%	5.5%
Total revenues for the three months ended April 30, 2014 decreased $4.2 million, or 10 percent, to $38.3 million from $42.4 million during the same period last year. Total cost of revenues for the three months ended April 30, 2014 decreased by $3.5 million, or 9 percent, to $36.7 million from $40.1 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue presentation and classification.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30		Change
	2014	2013	$	%
Revenues:
Product sales	$27,707	$34,375	$(6,668)	(19)
Service agreements and license revenues	7,177	4,108	3,069	75
Total	$34,884	$38,483	$(3,599)	(9)
Costs of revenues:
Product sales	$26,608	$32,483	$(5,875)	(18)
Service agreements and license revenues	6,760	3,904	2,856	73
Total	$33,368	$36,387	$(3,019)	(8)
Gross profit:
Gross profit from product sales	$1,099	$1,892	$(793)	42
Gross profit from service agreements and license revenues	417	204	213	(104)
Total	$1,516	$2,096	$(580)	28
Product sales gross margin percentage	4.0%	5.5%
Service agreement and license revenues gross margin percentage	5.8%	5.0%

Product sales and service agreements and license revenues decreased $3.6 million, or 9 percent, in the three months ended April 30, 2014 to $34.9 million compared to $38.5 million for the prior year period. The decrease is due to lower revenues from power plant equipment sales and construction services and lower fuel cell kit shipments, partially offset by higher revenue from additional module and spare part orders. Cost of product sales and service and license revenues decreased $3.0 million, or 8 percent for the three months ended April 30, 2014 to $33.4 million compared to $36.4 million in the prior year period.
Gross profit for product sales and service agreements and license revenues for the three months ended April 30, 2014 is $1.5 million, compared to a gross profit of $2.1 million for the three months ended April 30, 2013. Margins decreased in the second quarter of 2014 as product sales consisted of primarily fuel cell kits and fuel cell modules compared to higher margin complete power plant equipment sales and site engineering and construction services in the prior year quarter from the 14.9 megawatt Bridgeport Fuel Cell Park project which was constructed and installed during 2013.

Product Sales and Cost of Sales
Product sales for the three months ended April 30, 2014 included $26.1 million primarily from the sale of fuel cell kits and fuel cell modules and $1.6 million of revenue primarily related to power plant spare part sales. This compared to product sales for the three months of April 30, 2013 which included $29.3 million from the sale and installation of power plants and sale of fuel cell kits and $5.1 million of revenue primarily from site engineering and construction services and spare part sales.
Cost of product sales decreased $5.9 million for the three months ended April 30, 2014 to $26.6 million, compared to $32.5 million in the same period the prior year. Gross profit decreased $0.8 million to a gross profit of $1.1 million for the three months ended April 30, 2014 compared to a gross profit of $1.9 million for the three months ended April 30, 2013. The prior year quarter included more higher margin complete power plant equipment sales and site engineering and construction services.

The annualized production run-rate at the Torrington, Connecticut production facility was 70 MW for the second quarter of 2014.
Service Agreements and License Revenues and Cost of Revenues
Revenues for the three months ended April 30, 2014 from service agreements and license fee and royalty agreements totaled $7.2 million which increased $3.1 million from the prior year period. The addition of service agreements associated with the growing installed base is contributing to a rising trend in service revenue as well as the timing of scheduled fuel cell module exchanges, with scheduled exchanges in the current quarter exceeding the level of scheduled exchanges in the prior year period. Service revenue associated with scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. Service agreements and license cost of revenues increased to $6.8 million from $3.9 million for the prior year period. Gross profit on service agreements and license agreements was $0.4 million for the three months ended April 30, 2014, compared to gross profit of $0.2 million for the comparable prior year period. The historical loss on service agreements has been due to high maintenance, module exchange and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.

Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for assembly and conditioning equipment sold to POSCO Energy, warranty expense, liquidated damages and inventory excess and obsolescence charges. Cost of service agreements include maintenance and module exchange costs to service power plants for customers with service agreements, operating costs for our units under power purchase agreements (PPA's) and performance guarantee and service agreement loss reserve charges.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,		Change
	2014	2013	$	%
Advanced technologies contracts revenues	$3,390	3,953	$(563)	(14)
Cost of advanced technologies contracts	3,295	3,735	(440)	(12)
Gross profit	$95	$218	$(123)	(56)
Advanced technologies contracts revenue for the three months ended April 30, 2014 was $3.4 million, which decreased $0.6 million when compared to $4.0 million of revenue for the three months ended April 30, 2013. Cost of advanced technologies contracts decreased $0.4 million to $3.3 million for the three months ended April 30, 2014, compared to $3.7 million for the same period in the prior year. The gross profit from advanced technology contracts for the three months ended April 30, 2014 was $0.1 million compared to gross profit of $0.2 million for the three months ended April 30, 2013. Our advanced technology backlog includes contracts with the U.S. government subject to cost share requirements. As a result, profitability will vary from period to period.
We contract with a concentrated number of customers for the sale of our products and for advanced technology contracts.
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to expand diversifying our revenue streams, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreements, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or reduction in sales to one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

Administrative and selling expenses
Administrative and selling expenses were $5.7 million for the three months ended April 30, 2014 compared to $5.4 million during the three months ended April 30, 2013. Administrative and selling expenses increased due to higher project proposal and bidding expenses as the Company pursues electric utility RFP's to a greater degree than the prior year period.
Research and development expenses
Research and development expenses increased to $4.6 million during the three months ended April 30, 2014 compared to $4.1 million of expense incurred in the same period in 2013. The Company's internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities. The increase in research and development expenses resulted from continued product development initiatives to consolidate select componentry and processes for the balance of plant functions as part of ongoing cost reduction programs, product enhancements to further enhance the customer value proposition, and a program to support European market development.
Loss from operations
Loss from operations for the three months ended April 30, 2014 was $8.8 million compared to a loss of $7.2 million for the same period in 2013. The decrease was primarily a result of lower gross profit from product sales and higher research and development expenses.
Interest expense
Interest expense for the three months ended April 30, 2014 and 2013 was $0.9 million and $0.6 million, respectively. Interest expense increased as a result of the 8.0% Unsecured Convertible Debt issued in June 2013. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $0.5 million.
Other income (expense), net
Other income (expense), net, was an expense of $6.3 million for the three month period ended April 30, 2014 compared to income of $0.2 million for the same period in 2013. The current period expense recorded includes a charge of $5.9 million related to the make-whole payment upon conversion of $22.0 million of principal of the 8.0% Convertible Notes. The Company primarily used common stock to settle this make-whole obligation. In addition, the Company recognized foreign exchange losses of $0.3 million.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended April 30, 2014 our provision for income taxes was $0.1 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended April 30, 2014 and 2013 was $0.2 million and $0.3 million, respectively
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the three month periods of April 30, 2014, and 2013.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended April 30, 2014 and 2013, net loss attributable to common shareholders was $16.6 million and $8.2 million, respectively, and loss per common share was $0.07 and $0.04, respectively.

Comparison of Six Months Ended April 30, 2014 and 2013
Revenues and Costs of revenues
Our revenues and cost of revenues for the six months ended April 30, 2014 and 2013 were as follows:

	Six Months Ended April 30,		Change
	2014	2013	$	%
Total revenues	$82,708	$78,794	$3,914	5

Total costs of revenues	$78,898	$78,791	$107	—

Gross profit	$3,810	$3	$3,807	(126,900)

Gross margin percentage	4.6%	—%
Total revenues for the six months ended April 30, 2014 increased $3.9 million, or 5 percent, to $82.7 million from $78.8 million during the same period last year. Total cost of revenues for the six months ended April 30, 2014 increased by $0.1 million to $78.9 million from $78.8 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue presentation and classification.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the six months ended April 30, 2014 and 2013 were as follows:

	Six Months Ended April 30		Change
	2014	2013	$	%
Revenues:
Product sales	$62,167	$63,440	$(1,273)	(2)
Service agreements and license revenues	12,137	9,077	3,060	34
Total	$74,304	$72,517	$1,787	2
Costs of revenues:
Product sales	$59,636	$62,427	$(2,791)	(4)
Service agreements and license revenues	10,917	10,389	528	5
Total	$70,553	$72,816	$(2,263)	(3)
Gross profit (loss):
Gross profit from product sales	$2,531	$1,013	$1,518	(150)
Gross profit (loss) from service agreements and license revenues	1,220	(1,312)	2,532	193
Total	$3,751	$(299)	$4,050	1,355
Product sales gross margin percentage	4.1%	1.6%
Service agreement and license revenues gross margin percentage	10.1%	(14.5)%

Product sales and service agreements and license revenues increased $1.8 million, or 2 percent, in the six months ended April 30, 2014 to $74.3 million compared to $72.5 million for the prior year period. The increase in revenues is due to higher service agreement revenue as scheduled module exchanges in the current year exceeded the level of scheduled module exchanges in the prior year period. Revenue from product sales reflects lower power plant equipment sales and construction services and lower fuel cell kit shipments, partially offset by an increase in module sales. Cost of product sales and service and license revenues decreased $2.3 million, or 3 percent for the six months ended April 30, 2014 to $70.6 million compared to $72.8 million in the prior year period.
Gross profit for product sales and service agreements and license revenues for the six months ended April 30, 2014 is $3.8 million, compared to a gross loss of $0.3 million for the six months ended April 30, 2013. Margins for the six months ended April 30, 2014 were favorably impacted by continuing improvement in the service business with the expanding installed base and associated service agreements providing scale to offset fixed overhead costs for the Services infrastructure.
Product Sales and Cost of Sales
Product sales for the six months ended April 30, 2014 included $51.3 million primarily from the sale of fuel cell kits and fuel cell modules and $10.9 million of revenue primarily related to power plant component sales and site engineering and construction services. This compared to product sales for the six months of April 30, 2013 which included $54.3 million from the sale of fuel cell kits and the sale and installation of power plants and $9.1 million of revenue primarily from power plant component sales and site engineering and construction services.
Cost of product sales decreased $2.8 million for the six months ended April 30, 2014 to $59.6 million, compared to $62.4 million in the same period the prior year. In the first half of fiscal 2013, the Company incurred charges of $2.1 million related to a manufacturing defect which was identified and remedied. There were no such charges incurred in fiscal 2014. Gross profit increased $1.5 million to a gross profit of $2.5 million for the six months ended April 30, 2014 compared to a gross profit of $1.0 million for the six months ended April 30, 2013 due to fuel cell module and spare parts sales, favorable manufacturing variances and lower cost of quality expenses.

The annualized production run-rate at the Torrington, Connecticut production facility was 70 MW for the first half of 2014.
Service Agreements and License Revenues and Cost of Revenues
Revenues for the six months ended April 30, 2014 from service agreements and license fee and royalty agreements totaled $12.1 million which increased $3.1 million from $9.1 million in the prior year period. The increase is due to a higher level of scheduled module exchanges in the current year compared to the prior year as well as the growing installed based of power plants. Service revenue associated with scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. Service agreements and license cost of revenues increased to $10.9 million from $10.4 million for the prior year period. Gross profit on service agreements and license agreements was $1.2 million for the six months ended April 30, 2014, compared to a gross loss of $1.3 million for the comparable prior year period. The historical loss on service agreements has been due to high maintenance, module exchange and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.

Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for assembly and conditioning equipment sold to POSCO Energy, warranty expense, liquidated damages and inventory excess and obsolescence charges. Cost of service agreements include maintenance and module exchange costs to service power plants for customers with service agreements, operating costs for our units under PPA's and performance guarantee and SA loss reserve charges.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the six months ended April 30, 2014 and 2013 were as follows:

	Six Months Ended April 30,		Change
	2014	2013	$	%
Advanced technologies contracts revenues	$8,404	6,277	$2,127	34
Cost of advanced technologies contracts	8,345	5,975	2,370	40
Gross profit	$59	$302	$(243)	(80)
Advanced technologies contracts revenue for the six months ended April 30, 2014 was $8.4 million, which increased $2.1 million when compared to $6.3 million of revenue for the six months ended April 30, 2013. The increase is primarily attributable to revenue recognized on a data center fuel cell power plant research project and increased activity on solid oxide fuel cell development under the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) program. Cost of advanced technologies contracts increased $2.3 million to $8.3 million for the six months ended April 30, 2014, compared to $6.0 million for the same period in the prior year. The gross profit from advanced technology contracts for the six months ended April 30, 2014 was $0.1 million compared to gross profit of $0.3 million for the six months ended April 30, 2013. Our advanced technology backlog includes contracts with the U.S. government subject to cost share requirements. As a result, profitability will vary from period to period.
We contract with a concentrated number of customers for the sale of our products and for advanced technology contracts.
There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to expand diversifying our revenue streams, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreements, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or reduction in sales to one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

Administrative and selling expenses
Administrative and selling expenses were $10.6 million for the six months ended April 30, 2014 compared to $10.9 million during the six months ended April 30, 2013. Administrative and selling expenses decreased as a result of higher prior year period business development expenditures in the first quarter of 2013.
Research and development expenses
Research and development expenses increased to $9.6 million during the six months ended April 30, 2014 compared to $7.4 million of expense incurred in the same period in 2013. Our internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities. The increase in research and development expenses resulted from continued product development initiatives to consolidate select componentry and processes for the balance of plant functions as part of ongoing cost reduction programs, product enhancements to further enhance the customer value proposition, and a program to support European market development.
Loss from operations
Loss from operations for the six months ended April 30, 2014 was $16.3 million compared to a loss of $18.3 million for the same period in 2013. The decrease was a result of favorable gross profit from product sales and service agreements and license revenue and lower administrative and selling expenses, partially offset by higher research and development expenses.
Interest expense
Interest expense for the six months ended April 30, 2014 and 2013 was $2.3 million and $1.1 million, respectively. Interest expense increased as a result of the 8.0% Unsecured Convertible Debt issued in June 2013. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $1.0 million.
Other income (expense), net
Other income (expense), net, was an expense of $8.1 million for the six month period ended April 30, 2014 compared to an expense of $0.1 million for the same period in 2013. The current period expense recorded includes a charge of $8.5 million related to the make-whole payment upon conversion of $37.0 million of principal of the 8.0% Convertible Notes. The Company primarily used common stock to settle this make-whole obligation. Offsetting the charge was favorable non-cash fair value adjustments of certain embedded derivatives of $0.2 million.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the six months ended April 30, 2014 our provision for income taxes was $0.2 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the six months ended April 30, 2014 and 2013 was $0.4 million and $0.5 million, respectively
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $1.6 million in each of the six month periods of April 30, 2014, and 2013.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the six month periods ended April 30, 2014 and 2013, net loss attributable to common shareholders was $28.0 million and $20.6 million, respectively, and loss per common share was $0.13 and $0.11, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. The Company has consistently demonstrated positive gross margin results at production volumes in excess of 50 MW on an annualized basis. Increasing annual order volume and reduced product costs are expected to further increase margins and improve operating cash flows. We expect positive cash flows and net income profitability at an annual production rate of 80 - 90 MW. Actual results will depend on product mix (domestic vs. international), volume, future service costs and market pricing. Sales of complete power plants in the U.S. and Europe generally carry higher margins then sales of fuel cell kits to POSCO Energy, thus the sales mix impacts the Company’s profitability targets.
The production capacity at our manufacturing facility is approximately 100 MW with full utilization under its current configuration. We expect to continue to gain operating efficiencies and cost reductions at this run-rate during fiscal year 2014. The Company maintained an annual production run-rate at the Torrington, Connecticut production facility of approximately 70 megawatts during the second quarter of 2014, producing 17.5 megawatts of cell components for fuel cell kits, modules, and fuel cell power plants. Fuel cell shipments totaled 15.7 megawatts during the second quarter of 2014 compared to 12.6 megawatts in the prior year period.

The Company purchases fuel and electrical balance of plant componentry from third party vendors, based on proprietary Company designs. The Company has ordered balance of plant to support expected near term pipeline project closure due to confidence in the progress of negotiations. Execution on this production plan is expected to lead to increasing quarterly revenues in the second half of fiscal 2014 and into 2015. With this level of expected activity, the Company is targeting total quarterly revenues in the $50 - $60 million range at the current production level. The Company is targeting break-even cash flow as measured by earnings before interest, taxes, depreciation and amortization (EBITDA) at the current 70MW run-rate. Timing may vary depending on customer order and delivery dates.
Our current backlog, which includes fuel cell kits to be delivered to POSCO Energy under a multi-year order, combined with scheduled fuel cell module exchanges for existing power plant installations that are currently under service agreements, is expected to provide a base level of production of approximately 50 MW per year through 2016 at the Company's production facility in Torrington, Connecticut. The Company targets adding approximately 30-40 MW of incremental backlog annually to utilize our available capacity. In addition to our existing pipeline, we are actively developing opportunities directly and through our business partners. As order flow dictates, the Company will adjust production to meet demand. Ramping from 70 to 100 MW consists of hiring direct labor and increasing raw material and component ordering from our supply chain. A ramp in this range would not require material incremental capital expenditures.
The Cell Technology Transfer Agreement we entered into on October 31, 2012 provides POSCO Energy with the technology to manufacture Direct FuelCell power plants in South Korea and the exclusive market access to sell power plants throughout Asia. This agreement has multiple benefits for both FuelCell Energy and POSCO Energy. POSCO Energy is currently constructing a cell manufacturing facility in South Korea that is physically sized for 200 MW of annual production and is expected to be initially configured for 100 MW of annual production. Production in South Korea will improve responsiveness for meeting demand under the Renewable Portfolio Standard. The Company will avoid capital investment for Asian market development and will benefit from market expansion by receiving a royalty payment from POSCO Energy for each power plant sold over a 15 year term with options to extend. Establishing a second source of supply for fuel cell modules mitigates a risk factor for prospective customers evaluating long term fuel cell power plant projects that include scheduled module exchanges. Increased production volume, whether in the USA or South Korea, will reduce the cost of DFC plants, further spurring market adoption.
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
During the fourth quarter of fiscal year 2013, the Company entered into a revised Master Service Agreement with POSCO Energy, whereby POSCO Energy assumes more responsibility for servicing installations in Asia that utilize power plants manufactured by POSCO Energy. The Company will perform engineering and support services for each unit in the installed fleet and receive quarterly fees as well as a royalty on each scheduled fuel cell module replacement under service agreements where the module is built by POSCO Energy and installed at any plant in Asia.

In addition to cash flows from operations, we may also pursue raising capital through a combination of; (i) sales of equity to public markets or strategic investors, (ii) debt financing (with improving operating results as the business grows, the Company expects to have access to the debt markets to finance working capital and capital expenditures) and (iii) potential local or state Government loans or grants in return for manufacturing job creation and retention. We currently employ over 500 employees in the State of Connecticut and over 600 on a global basis. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans. We anticipate that our existing capital resources, together with anticipated orders, revenues and cash flows, will be adequate to satisfy our financial requirements and agreements through at least the next twelve months.

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $89.4 million as of April 30, 2014 compared to $77.7 million as of October 31, 2013. As of April 30, 2014, restricted cash and cash equivalents was $25.1 million, of which $4.9 million was classified as current and $20.2 million was classified as long-term compared to $10.0 million total restricted cash and cash equivalents as of October 31, 2013, of which $5.1 million was classified as current and $4.9 million was classified as long-term. The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $15.7 million during the first six months of 2014 compared to $16.1 million net cash provided by operating activities during the first six months of 2013. Net cash used in operating activities for the six months ended April 30, 2014 is a result of a decrease in accrued liabilities of $10.9 million partially comprised of three replacement modules having been provided to POSCO Energy to satisfy the previously accrued obligation to provide such modules and a decrease in accounts payable of $10.0 million resulting from the timing of vendor payments. These were partially offset by a decrease in accounts receivable of $14.3 million and a decrease in other assets of $3.7 million. Net cash provided by operating activities for the first six month period of 2013 is a result of an increase in deferred revenues of $19.7 million relating to customer milestone billings, a decrease in accounts receivable of $7.7 million from customer collections and an increase in accounts payable of $6.8 million resulting from the increased production rate. These were partially offset by a decrease in accrued liabilities of $2.4 million. Accrued liabilities decreased due to adjustments to the warranty accrual and the reserve for performance guarantees.
Investing Activities – Net cash used in investing activities was $1.9 million for the six months ended April 30, 2014 compared to net cash used in investing activities of $2.2 million during the first six months of 2013. The net cash used in investing activities for the six months of 2014 related to capital expenditures. The net cash used in investing activities for the first six months of 2013 related to capital expenditures of $2.6 million, partially offset by cash acquired from the Versa acquisition of $0.4 million.
Financing Activities – Net cash provided by financing activities was $14.0 million during the six months ended 2014 compared to net cash used in financing activities of $4.8 million in the prior year period. Net cash provided by financing activities during the first six months of 2014 related to the public offering of 25.3 million shares of common stock for net proceeds of $29.5 million and proceeds from open market sales of common stock of $7.3 million partially offset by an increase in restricted cash of $15.1 million, the paydown of the revolving credit facility of $5.6 million and the payment of preferred dividends and return of capital of $2.2 million. Net cash used in financing activities during the first six months of 2013 included an increase in restricted cash of $5.0 million and also payment of preferred dividends and return of capital of $2.2 million offset partially by proceeds from the CEFIA Loan of $2.6 million.
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts and research and development contracts, license fee and royalty income, and sales of equity securities and convertible debt instruments. In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs. Please see our Form 10-K for the fiscal year ended October 31, 2013 for further details.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of April 30, 2014 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$74,500	$71,838	$2,518	$31	$113
Series 1 Preferred obligation (2)	11,424	1,136	2,272	2,272	5,744
Term loans (principal and interest)	12,852	671	1,316	3,322	7,543
Senior Unsecured Convertible Notes (3)	1,000	—	—	1,000	—
Capital and operating lease commitments (4)	4,581	2,143	2,019	419	—
Revolving Credit Facility (5)	945	945	—	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$105,302	$76,733	$8,125	$7,044	$13,400

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(3)
On June 25, 2013, the Company issued, at par amount, 8.0% Senior Unsecured Convertible Notes ("Notes") with an aggregate principal amount of $38.0 million. During the first half of fiscal 2014, $37.0 million of principal was converted leaving a balance of $1.0 million. The Notes bear interest at a rate of 8.0% per annum. Interest on the Notes is payable in cash or subject to certain limitations, in common stock semi-annually in arrears on December 15 and June 15 of each year, beginning December 15, 2013. The Notes mature on June 15, 2018. The Notes are convertible, upon the Note holder's option, into shares of the Company's common stock initially at a conversion rate of 645.1613 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $1.55 per share) plus a "make-whole" amount, as applicable. The interest payments have been excluded from the table above since the payments may, at the Company's option, be paid in stock.

(4)	Future minimum lease payments on capital and operating leases.

(5)
The amount represents the amount outstanding as of April 30, 2014 on an $8.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. This agreement is renewed annually and the current expiration date is August 1, 2014.  The outstanding principal balance of the facility bears interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At April 30, 2014, we had an outstanding balance of $3.1 million on this loan. The interest rate is 5% and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport fuel cell project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport fuel cell park contracts. The outstanding balance on the CEFIA Note as of April 30, 2014 was $6.1 million.

We have pledged approximately $25.1 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2014, outstanding letters of credit totaled $7.8 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance at April 30, 2014 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FCE obligations under the 15-year SA and has been reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport fuel cell park facility under terms of the services agreement.
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
Research and development cost-share contracts (advanced technologies contracts)
We have contracted with various customers (primarily government agencies) to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While advanced technology contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and the funds are authorized. As of April 30, 2014, advanced technologies contracts backlog totaled $14.3 million, of which $9.0 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss reserves, excess, slow-moving and obsolete inventories, product warranty costs, reserves on Service Agreements (SA's), share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets, income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are set forth below.

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
Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. Government. Revenue from product and module kit sales, construction services and component part revenue is recorded as product sales in the consolidated statements of operations. Revenue from SA's, PPA's, license and royalty revenue and engineering services revenue is recorded as service and license revenues. Revenue from customer-sponsored advanced technology research and development projects is recorded as advanced technologies contract revenues in the consolidated statements of operations.
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience, and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract's schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively and when adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to operations applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.03 million and $0.09 million as of April 30, 2014 and October 31, 2013, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
Revenue from fuel cell kits and spare parts sales is recognized upon shipment or title transfer under the terms of the customer contract. Terms for certain contracts provide for a transfer of title and risk of loss to our customers at our factory locations upon completion of our contractual requirement to produce products and prepare the products for shipment. A shipment in place may occur in the event that the customer is unready to take delivery of the products on the contractually specified delivery dates.

Site engineering and construction services revenue is recognized on a percentage of completion basis as costs are incurred.
Revenue from service agreement contracts is generally recorded ratably over the term of the SA, as our performance of routine monitoring and maintenance under these SA's are generally expected to be incurred on a straight-line basis. For SA's where we expect to have a module exchange at some point during the term (generally SA's in excess of five years), the costs of performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the initial contract value related to the module exchange is deferred and is recognized upon such module replacement event.

Under PPA's, revenue from the sale of electricity is recognized as electricity is provided to the customer.
The Company receives license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. The Cell Technology Transfer Agreement we entered into on October 31, 2012 provides POSCO Energy with the technology to manufacture Direct FuelCell power plants in South Korea and the exclusive market access to sell power plants throughout Asia. In conjunction with this agreement we amended the 2010-year manufacturing and distribution agreement with POSCO Energy and the 2009 License Agreement. The 2012 agreement and the amendments contain multiple elements, including the license of technology and market access rights, fuel cell module kit product deliverables, as well as professional service deliverables. We have identified these three items as deliverables under the multiple-element arrangement guidance and have evaluated the estimated selling prices to allocate the relative fair value to these deliverables, as vendor-specific objective evidence and third-party evidence was not available. The Company's determination of estimated selling prices involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, the Company considers the cost to produce the tangible product and cost of professional service deliverables, the anticipated margin on those deliverables, prices charged when those deliverables are sold on a stand-alone basis in limited sales, and the Company's ongoing pricing strategy and practices used to negotiate and price overall bundled product, service and license arrangements. We are recognizing the consideration allocated to the license of technology and market access rights as revenue over the 15 year license term on a straight-line basis, and will recognize the amounts allocated to the module kit deliverables and professional service deliverables when such items are delivered to POSCO Energy. We have also determined that based on the utility to the customer of the fully developed technology that was licensed in the Cell Technology Transfer Agreement, there is stand-alone value for this deliverable.

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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience. We also provide for a specific reserve if there is a known issue requiring repair during the warranty period. Estimates used to record warranty reserves are updated as we gain further operating experience. As of April 30, 2014 and October 31, 2013, the warranty reserve, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.1 million and $0.9 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer's fuel cell module. The Company has provided for a reserve for performance guarantees of $0.6 million and $0.5 million as of April 30, 2014 and October 31, 2013, respectively.
The Company provides for reserves on all SA's when the estimated cost of future module exchanges and maintenance and monitoring activities exceed the remaining contract value. Reserve estimates for future costs on SA's are determined by a number of factors including the estimated remaining life of the module, used replacement modules available, our limit of liability on SA's and future operating plans for the power plant. Our reserve estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of April 30, 2014 and October 31, 2013, our reserve on service agreement contracts totaled $2.5 million and $3.7 million, respectively.
At the end of our SA's, customers are expected to either renew the SA or, based on the Company's rights to title for the module, the module will be returned to the Company as the plant is no longer being monitored or having routine service performed. As of April 30, 2014, the asset related to the residual value of replacement modules in power plants under SA's was $2.1 million compared to $2.9 million as of October 31, 2013.
During fiscal year 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. As of April 30, 2014, the accrued obligation balance related to this item was $0.2 million compared to $7.3 million as of October 31, 2013. The decrease in the reserve is a result of modules having been supplied to POSCO Energy.

Share-Based Compensation
We account for restricted stock awards (RSAs) and restricted stock units (RSUs) based on the closing market price of the Company's common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, which is generally four years. Share-based compensation expense was $1.3 million and $1.0 million for the six month period ended April 30, 2014 and 2013, respectively.
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
Certain transactions involving the Company's beneficial ownership occurred in fiscal 2013 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2013 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study, we have determined that there was no ownership change as of the end of our 2013 fiscal year under Section 382. There have been certain transactions during fiscal 2014 that involved the Company's beneficial ownership, however, a Section 382 study has not been prepared.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance

None.

Recent Accounting Guidance Not Yet Effective

None.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At April 30, 2014, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at April 30, 2014, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of April 30, 2014, approximately four percent of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2014 and October 31, 2013 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

Senior Unsecured Convertible Notes
The change in control put redemption feature and the interest make-whole payments upon conversion embedded in the Senior Unsecured Convertible Notes meet the definition of derivatives that each require bifurcation from the host contract. The aggregate fair value of these derivatives at April 30, 2014 and October 31, 2013 was $0.2 million and $4.7 million, respectively. The fair values were determined using a lattice-based valuation model. In determining the fair value of these bifurcated derivatives, various assumptions were used. Stock price was projected assuming a log-normal distribution. The stock volatility, the interest rate curve, the borrowing cost and credit spread are all assumed to be deterministic. The value is calculated as the difference between the value of the original note and a note with no change of control or make-whole payments upon conversion features. Changes in assumptions would change the underlying fair values with a corresponding charge or credit to operations. Any changes to these assumptions would not be expected to have a material impact on our results of operations.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 5, 2014.

FUELCELL ENERGY, INC.
(Registrant)
June 5, 2014	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document