Form 10-Q
period 2014-07-31
FUELCELL ENERGY INC
filed 2014-09-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding as of September 4, 2014: 283,890,766

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$107,938	$67,696
Restricted cash and cash equivalents - short-term	4,908	5,053
Accounts receivable, net	39,555	49,116
Inventories	55,761	56,185
Other current assets	8,565	11,279
Total current assets	216,727	189,329

Restricted cash and cash equivalents - long-term	20,215	4,950
Property, plant and equipment, net	25,429	24,225
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets, net	3,877	5,465
Total assets	$279,915	$237,636
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,404	$6,931
Accounts payable	15,917	24,535
Accrued liabilities	11,618	21,912
Deferred revenue	44,803	51,857
Preferred stock obligation of subsidiary	989	1,028
Total current liabilities	74,731	106,263
Long-term deferred revenue	21,524	18,763
Long-term preferred stock obligation of subsidiary	13,373	13,270
Long-term debt and other liabilities	13,449	52,675
Total liabilities	123,077	190,971
Redeemable preferred stock (liquidation preference of $64,020 as of July 31, 2014 and October 31, 2013)	59,857	59,857
Total equity (deficit):
Shareholders’ equity (deficit):
Common stock ($.0001 par value); 400,000,000 and 275,000,000 shares authorized as of July 31, 2014 and October 31, 2013, respectively; 283,902,599 and 196,310,402 shares issued and outstanding as of July 31, 2014 and October 31, 2013, respectively.	28	20
Additional paid-in capital	902,747	758,656
Accumulated deficit	(804,614)	(771,189)
Accumulated other comprehensive income	168	101
Treasury stock, Common, at cost (45,550 and 5,679 shares as of July 31, 2014 and October 31, 2013, respectively)	(95)	(53)
Deferred compensation	95	53
Total shareholders’ equity (deficit)	98,329	(12,412)
Noncontrolling interest in subsidiaries	(1,348)	(780)
Total equity (deficit)	96,981	(13,192)
Total liabilities and equity (deficit)	$279,915	$237,636
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2014	2013
Revenues (1):
Product sales	$32,315	$45,441
Service agreements and license revenues	7,078	3,706
Advanced technologies contract revenues	3,783	4,560
Total revenues	43,176	53,707
Costs of revenues:
Cost of product sales	29,308	41,523
Cost of service agreements and license revenues	6,629	3,427
Cost of advanced technologies contract revenues	3,278	4,235
Total costs of revenues	39,215	49,185
Gross profit	3,961	4,522
Operating expenses:
Administrative and selling expenses	5,569	5,203
Research and development expenses	4,392	3,913
Total costs and expenses	9,961	9,116
Loss from operations	(6,000)	(4,594)
Interest expense	(649)	(1,078)
Other income (expense), net	(399)	(162)
Loss before provision for income taxes	(7,048)	(5,834)
(Provision) benefit for income taxes	(91)	20
Net loss	(7,139)	(5,814)
Net loss attributable to noncontrolling interest	161	202
Net loss attributable to FuelCell Energy, Inc.	(6,978)	(5,612)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(7,778)	$(6,412)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.03)	$(0.03)
Basic and diluted weighted average shares outstanding	258,178,826	192,051,578

	Three Months Ended July 31,
	2014	2013
Net loss	$(7,139)	$(5,814)
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	(8)
Comprehensive loss	$(7,182)	$(5,822)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Related Parties in Note 1 to the financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2014	2013
Revenues (1):
Product sales	$94,482	$108,881
Service agreements and license revenues	19,215	12,783
Advanced technologies contract revenues	12,187	10,837
Total revenues	125,884	132,501
Costs of revenues:
Cost of product sales	88,944	103,950
Cost of service agreements and license revenues	17,546	13,816
Cost of advanced technologies contract revenues	11,623	10,210
Total costs of revenues	118,113	127,976
Gross profit	7,771	4,525
Operating expenses:
Administrative and selling expenses	16,169	16,071
Research and development expenses	13,945	11,315
Total costs and expenses	30,114	27,386
Loss from operations	(22,343)	(22,861)
Interest expense	(2,901)	(2,218)
Income from equity investment	—	46
Other income (expense), net	(8,480)	(267)
Loss before provision for income taxes	(33,724)	(25,300)
Provision for income taxes	(269)	(22)
Net loss	(33,993)	(25,322)
Net loss attributable to noncontrolling interest	568	664
Net loss attributable to FuelCell Energy, Inc.	(33,425)	(24,658)
Preferred stock dividends	(2,400)	(2,400)
Net loss to common shareholders	$(35,825)	$(27,058)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.15)	$(0.14)
Basic and diluted weighted average shares outstanding	233,933,636	190,006,331

	Nine Months Ended July 31,
	2013	2012
Net loss	$(33,993)	$(25,322)
Other comprehensive income (loss):
Foreign currency translation adjustments	67	13
Comprehensive loss	$(33,926)	$(25,309)
See accompanying notes to consolidated financial statements.

(1)	Includes revenue from a related party. Refer to Related Parties in Note 1 to the financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(33,993)	$(25,322)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	2,182	1,619
Income from equity investment	—	(46)
(Gain) loss from change in fair value of embedded derivatives	(116)	321
Make whole derivative expense	8,347	—
Depreciation	3,297	3,044
Interest expense on preferred stock obligation	1,466	1,495
Other non-cash transactions, net	71	40
Decrease (increase) in operating assets:
Accounts receivable	9,517	(3,270)
Inventories	424	3,051
Other assets	1,599	(163)
Increase (decrease) in operating liabilities:
Accounts payable	(8,618)	9,193
Accrued liabilities	(11,485)	(2,668)
Deferred revenue	(4,293)	14,817
Net cash (used in) provided by operating activities	(31,602)	2,111
Cash flows from investing activities:
Capital expenditures	(4,120)	(4,017)
Cash acquired from acquisition	—	357
Net cash used in investing activities	(4,120)	(3,660)
Cash flows from financing activities:
Repayment of debt	(5,858)	(285)
Proceeds from debt	250	41,500
Financing costs for convertible debt securities	—	(2,472)
(Increase) decrease in restricted cash and cash equivalents	(15,120)	632
Payment of preferred dividends and return of capital	(3,264)	(3,339)
Cash received for common stock issued for stock plans	161	—
Proceeds from sale of common stock, net of registration fees	99,728	(20)
Net cash provided by financing activities	75,897	36,016
Effects on cash from changes in foreign currency rates	67	13
Net increase in cash and cash equivalents	40,242	34,480
Cash and cash equivalents-beginning of period	67,696	46,879
Cash and cash equivalents-end of period	$107,938	$81,359
Supplemental cash flow disclosures:
Cash interest paid	$1,728	$271
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$106	$85
Common stock issued for convertible note conversions and make-whole settlements	$46,186	$—
Common stock issued for acquisition	$—	$3,562
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operation as of and for the periods ended July 31, 2014 have been included. All intercompany accounts and transactions have been eliminated.

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

Related Parties
POSCO Energy (“POSCO”), which is a related party, owns approximately 11 percent of the outstanding common shares of the Company as of July 31, 2014. Revenues from POSCO Energy for the nine months ended July 31, 2014 and 2013 represent 68% and 53%, respectively, of consolidated revenues.

Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. We are evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 3. Accounts Receivable
Accounts receivable as of July 31, 2014 and October 31, 2013 consisted of the following:

	July 31, 2014	October 31, 2013
Advanced Technology (including U.S. Government(1)):
Amount billed	$1,276	$786
Unbilled recoverable costs	2,756	639
	4,032	1,425
Commercial Customers:
Amount billed	5,769	17,344
Unbilled recoverable costs	29,754	30,347
	35,523	47,691
Accounts receivable, net	$39,555	$49,116

(1)	Total U.S. Government accounts receivable outstanding as of July 31, 2014 is $1.6 million.

We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill SA's based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.06 million and $0.01 million as of July 31, 2014 and October 31, 2013, respectively.

Commercial Customers accounts receivable (including Unbilled recoverable costs) include amounts due from POSCO Energy of $12.6 million and $17.4 million as of July 31, 2014 and October 31, 2013, respectively.

Note 4. Inventories
The components of inventory as of July 31, 2014 and October 31, 2013 consisted of the following:

	July 31, 2014	October 31, 2013
Raw materials	$23,173	$20,599
Work-in-process (1)	32,588	35,586
Inventories	$55,761	$56,185

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or stack components that are intended to be used in future power plant orders or to service SA's. Included in work-in-process as of July 31, 2014 and October 31, 2013 is $19.9 million and $5.8 million, respectively, of completed standard components.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Other Current Assets
Other current assets as of July 31, 2014 and October 31, 2013 consisted of the following:

	July 31, 2014	October 31, 2013
Advance payments to vendors (1)	$3,056	$4,235
Debt issuance costs (2)	—	494
Deferred finance costs (3)	128	—
Notes receivable (4)	529	478
Prepaid expenses and other (5)	4,852	6,072
Other current assets	$8,565	$11,279

(1)	Advance payments to vendors relate to inventory purchases.

(2)
Represents the current portion of capitalized debt issuance costs relating to the convertible debt issuance. The convertible notes have been converted and the debt issuance costs have been adjusted to additional paid in capital.

(3)	Represents the current portion of direct deferred finance costs relating to securing a $40.0 million loan facility and will be amortized over the five-year life of the facility.

(4)	Current portion of long-term notes receivable.

(5)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 6. Other Assets, net
Other assets, net as of July 31, 2014 and October 31, 2013 consisted of the following:

	July 31, 2014	October 31, 2013
Long-term stack residual value (1)	$2,725	$2,898
Debt issuance costs (2)	—	1,721
Deferred finance costs (3)	514	—
Other (4)	638	846
Other assets, net	$3,877	$5,465

(1)
Relates to expected residual value for module exchanges performed under the Company's SA's where the useful life extends beyond the contractual term of the SA and the Company obtains title for the module from the customer upon expiration or non-renewal of the SA. If the Company does not obtain rights to title from the customer, the cost of the module is expensed at the time of the module exchange.

(2) Represents the long-term portion of capitalized debt issuance costs relating to the convertible debt issuance. As of July 31, 2014, the convertible notes have been converted and the debt issuance costs have been adjusted to additional paid in capital.
(3) Represents the long-term portion of direct deferred finance costs relating to securing a $40.0 million loan facility and will be amortized over the five-year life of the facility.
(4) Includes security deposits and notes receivable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Accrued Liabilities
Accrued liabilities as of July 31, 2014 and October 31, 2013 consisted of the following:

	July 31, 2014	October 31, 2013
Accrued payroll and employee benefits (1)	$4,294	$4,647
Accrued contract and operating costs (2)	34	87
Accrued product warranty cost (3)	1,316	860
Accrued service agreement costs (4)	3,670	4,186
Accrued repair and upgrade program and modules due POSCO Energy (5)	—	7,267
Accrued taxes, legal, professional and other (6)	2,304	4,865
Accrued Liabilities	$11,618	$21,912

(1)	Balance relates to amounts owed to employees for compensation and benefits as of the end of the period.

(2)	Balance includes estimated losses accrued on product sales contracts.

(3)
Activity in the accrued product warranty costs for the nine months ended July 31, 2014 included additions for estimates of potential future warranty obligations of $2.6 million on contracts in the warranty period and reductions related to actual warranty spend of $2.2 million as contracts progress through the warranty period or are beyond the warranty period.

(4)
As of July 31, 2014 and October 31, 2013, the loss accrued on SA's totaled $2.9 million and $3.7 million, respectively. Also included in this line item is an accrual for performance guarantees penalties under the terms of our customer contracts, which based on our ongoing analysis of historical fleet performance, totaled $0.8 million and $0.5 million as of July 31, 2014 and October 31, 2013, respectively.

(5)	The balance of the accrual as of October 31, 2013 related to three replacement modules due to POSCO Energy, which were delivered in the first quarter of 2014.

(6)	Balance includes accrued sales, use and payroll taxes as well as legal, professional and other expense accruals as of the end of the period.

Note 8. Debt and Leases
As of July 31, 2014 and October 31, 2013, debt consisted of the following:

	July 31, 2014	October 31, 2013
Revolving credit facility	$945	$6,500
Senior Unsecured Convertible Notes	—	38,000
Connecticut Development Authority Note	3,086	3,246
Connecticut Clean Energy and Finance Investment Authority Note	6,052	5,744
Capitalized lease obligations	713	497
Total debt	10,796	53,987
Unamortized debt discount	—	(3,106)
	10,796	50,881
Current portion of long-term debt	(1,404)	(6,931)
Long-term debt	$9,392	$43,950

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Aggregate annual principal payments under our loan agreements and capital lease obligations, excluding payments relating to the revolving credit facility, for the years subsequent to July 31, 2014 are as follows:

Year 1	$459
Year 2	500
Year 3	401
Year 4	2,434
Year 5	6
Thereafter	6,051
$9,851

On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a Loan Agreement (the “Loan Agreement”) with NRG Energy, Inc. ("NRG"). Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8 percent percent thereafter. Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and will be amortized straight-line over the life of the related loan agreement, which is five years.
On June 25, 2013, the Company sold $38.0 million in aggregate principal amount of 8.0% Senior Unsecured Convertible Notes ("Notes"). During the nine months ended July 31, 2014, the total $38.0 million of outstanding principal was converted by Note holders and the Company issued 24,516,141 shares of common stock. In connection with the conversion of the Notes, the Company recorded an increase in common stock and additional paid in capital based on the carrying value of the converted Notes which included the converted Notes principal, a proportional amount of unamortized debt discount, and a proportional amount of unamortized debt issuance costs. The change of control put redemption and interest make-whole payment upon conversion features embedded in the Notes required bifurcation from the host debt contract. The aggregate fair value of these derivatives as of July 31, 2014 and October 31, 2013 is $0 and $4.7 million, respectively. As a result of the Note conversions, 5,514,272 shares were issued and a payment of $0.3 million was made to settle the make-whole payment. The total fair value of the shares issued for the make-whole payment was $12.9 million which resulted in a charge of $8.7 million and a reduction to the embedded derivative liability of $4.6 million. The derivatives were included in Long term debt and other liabilities on the consolidated balance sheets and the make-whole charge is included in Other income (expense), net on the consolidated statements of operations.
As of July 31, 2014, the Company had outstanding principal on its revolving credit facility with JPMorgan Chase Bank N.A. (the "Bank") totaling $0.9 million. On August 1, 2014, the Company entered into a new revolving credit facility with the Bank which has a total available borrowing capacity of $4.0 million. This credit facility replaces the Company’s previous credit facility with the Bank which expired concurrent with this agreement. The agreement has a one year term with renewal provisions. The outstanding principal balance of the facility bears interest, at the option of the Company, of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.
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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Shareholders’ Equity (Deficit)
Changes in shareholders’ equity (deficit)
Changes in shareholders’ equity (deficit) were as follows for the nine months ended July 31, 2014:

	Total Shareholders’ Equity (Deficit)	Noncontrolling interest	Total Equity (Deficit)
Balance as of October 31, 2013	$(12,412)	$(780)	$(13,192)
Common stock issued for convertible note conversions	33,303	—	33,303
Common stock issued to settle make-whole obligation	12,883	—	12,883
Share-based compensation	2,182	—	2,182
Sale of common stock, net of registration fees	99,218	—	99,218
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(1,087)	—	(1,087)
Preferred dividends – Series B	(2,400)	—	(2,400)
Other comprehensive loss - foreign currency translation adjustments	67	—	67
Net loss	(33,425)	(568)	(33,993)
Balance as of July 31, 2014	$98,329	$(1,348)	$96,981

Common Stock and Warrant Issuances
During the nine months ended July 31, 2014, investors elected to convert the total outstanding $38.0 million in aggregate principal of the 8.0% Senior Unsecured Convertible Notes. As a result of these conversions, the Company issued 24,516,141 shares of common stock related to the conversions, 5,514,272 shares to settle the make-whole obligation and 250,611 shares for accrued interest.

On July 30, 2014, the Company entered into a Securities Purchase Agreement with NRG and issued 14,644,352 shares of common stock to NRG at a per share price of $2.39 for a total purchase price of $35.0 million. The per share price was equal to the per share closing NASDAQ market price on July 29, 2014. In conjunction with the sale of common stock to NRG, the Company also issued a warrant to NRG. Pursuant to the Warrant Agreement, NRG has the right to purchase up to 2.0 million shares of the Company's common stock at an exercise price of $3.35 per share. The Warrant has a term of three years from the Closing Date. The warrants qualified for permanent equity accounting treatment.

On January 23, 2014, the Company completed a public offering of 25.3 million shares of common stock, including 3.3 million shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All shares were offered by the Company at a price of $1.25 per share. Total net proceeds to the Company were approximately $29.5 million.

The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used to pay obligations related to the Company's outstanding Series I and Series B preferred shares and the 8.0% Senior Unsecured Convertible Notes or for general corporate purposes. During the nine months ended July 31, 2014, the Company sold 16,472,300 shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $34.7 million, net of fees.

On September 4, 2013, the Company entered into a co-marketing agreement with NRG for the marketing and sales of the Company's power plants. The terms of the agreement included the issuance of warrants to NRG that permit NRG to purchase up to 5.0 million shares of the Company's common stock at predetermined prices based on attaining minimum sales goals. The first tranche of 1.25 million warrants expired unvested on March 1, 2014. There are two tranches remaining of warrants with varying strike prices, varying minimum levels of qualifying orders, and different vesting and expiration dates. The weighted average strike price for the remaining 3.75 million warrants is $2.08. The qualifying order vesting dates range from December 2014 through September 2015 and the expiration dates range from December 2017 through August 2018. Any costs associated with the warrants will be

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

recorded as a reduction of potential future revenue recorded under the arrangement. No warrants were vested and no expense was recorded as of July 31, 2014.
Note 10. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31
	2014	2013	2014	2013
Numerator
Net loss	$(7,139)	$(5,814)	$(33,993)	$(25,322)
Net loss attributable to noncontrolling interest	161	202	568	664
Preferred stock dividend	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common shareholders	$(7,778)	$(6,412)	$(35,825)	$(27,058)
Denominator
Weighted average basic common shares	258,178,826	192,051,578	233,933,636	190,006,331
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	258,178,826	192,051,578	233,933,636	190,006,331
Basic loss per share	$(0.03)	$(0.03)	$(0.15)	$(0.14)
Diluted loss per share (1)	$(0.03)	$(0.03)	$(0.15)	$(0.14)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards, convertible preferred stock and warrants. As of July 31, 2014 and 2013, there were options to purchase 3.1 million shares of common stock and at July 31, 2014 there were warrants to purchase 5.75 million shares of common stock as they would be antidilutive.

Note 11. Restricted Cash
As of July 31, 2014 $25.1 million of cash and cash equivalents was pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $10.0 million of cash and cash equivalents pledged as of October 31, 2013. The restricted cash balance as of July 31, 2014 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FCE obligations under a 15-year SA and has been classified as Restricted cash and cash equivalents - long-term. As of July 31, 2014, outstanding letters of credit totaled $7.8 million compared to $7.7 million as of October 31, 2013. These expire on various dates through April 2019.

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
We are well positioned for continued growth with a global footprint for manufacturing, further market development with strong partners, a growing installed base that demonstrates the value proposition of ultra-clean distributed generation, and valuable intellectual property and knowledge gained from decades of experience in the industry. Our plants are operating in more than 50 locations worldwide and have generated more than 2.7 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 245,000 average size U.S. homes for one year. Our installed base and backlog exceeds 300 megawatts (MW).

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
Recent Developments

Agreements with NRG Energy, Inc.
On July 30, 2014, FuelCell Energy entered into a Securities Purchase Agreement with NRG Energy, Inc. (“NRG”) and issued 14,644,352 shares of the Company’s common stock to NRG at a per share price of $2.39 for a total purchase price of $35.0 million. The per share price was equal to the per share closing NASDAQ market price on July 29, 2014. The Company intends to use the proceeds received from the sale of the shares for project development, project finance, working capital and general corporate purposes. As part of the transaction contemplated by the Securities Purchase Agreement, we also issued a warrant to NRG to purchase up to 2,000,000 shares of common stock at an exercise price of $3.35 per share. The Warrant has a term of three years.
On July 30, 2014, the Company entered into a loan agreement with NRG which provides up to$40.0 million construction and term financing to FuelCell Energy Finance, LLC, a wholly-owned subsidiary of FuelCell Energy, for the purpose of accelerating project development. FuelCell Energy Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Energy Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. Draws under the Loan Agreement are subject to customary project finance conditions precedent, including the existence of a power purchase agreement (“PPA”) with the end-user of the power and customary project documentation, economic performance and compliance with applicable laws and regulations. Projects must be located in the United States or pre-designated neighboring countries including Canada and some Caribbean nations. Through our subsidiaries, we expect to construct the projects and operate and maintain them for the term of the corresponding PPAs pursuant to arms’-length agreements with the project companies, whether or not the project companies continue to be subsidiaries of FuelCell Energy.
Final Redemption of 8.0% Senior Unsecured Convertible Notes
During the third quarter of 2014, the Company received the final $1.0 million of conversion notices under the Convertible Notes, resulting in the retirement of the instrument. There was no outstanding balance under the Convertible Notes as of July 31, 2014. The Company issued approximately 0.8 million shares of common stock to settle the conversions. Net expense of $0.1 million was recorded to the Statement of Operations to adjust the fair value of the make-whole liability embedded derivative to the fair value of the consideration provided to settle the make-whole obligation related to converted Convertible Notes partially offset by the favorable impact from the fair value adjustment required on embedded derivatives.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended July 31, 2014 and 2013
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Change
	2014	2013	$	%
Total revenues	$43,176	$53,707	$(10,531)	(20)

Total costs of revenues	$39,215	$49,185	$(9,970)	(20)

Gross profit	$3,961	$4,522	$(561)	(12)

Gross margin percentage	9.2%	8.4%
Total revenues for the three months ended July 31, 2014 decreased $10.5 million, or 20 percent, to $43.2 million from $53.7 million during the same period last year. Total cost of revenues for the three months ended July 31, 2014 decreased by $10.0 million, or 20 percent, to $39.2 million from $49.2 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue presentation and classification.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the three months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31		Change
	2014	2013	$	%
Revenues:
Product sales	$32,315	$45,441	$(13,126)	(29)
Service agreements and license revenues	7,078	3,706	3,372	91
Total	$39,393	$49,147	$(9,754)	(20)
Costs of revenues:
Product sales	$29,308	$41,523	$(12,215)	(29)
Service agreements and license revenues	6,629	3,427	3,202	93
Total	$35,937	$44,950	$(9,013)	(20)
Gross profit:
Gross profit from product sales	$3,007	$3,918	$(911)	23
Gross profit from service agreements and license revenues	449	279	170	(61)
Total	$3,456	$4,197	$(741)	18
Product sales gross margin percentage	9.3%	8.6%
Service agreement and license revenues gross margin percentage	6.3%	7.5%

Product sales and service agreements and license revenues decreased $9.8 million, or 20 percent, in the three months ended July 31, 2014 to $39.4 million compared to $49.1 million for the prior year period. The decrease is due to higher power plant sales and construction services in the prior year relating to the Bridgeport Fuel Cell Park partially offset by higher fuel cell kit shipments and higher service revenue contributed from the growing installed base. Cost of product sales and service and license revenues decreased $9.0 million, or 20 percent for the three months ended July 31, 2014 to $35.9 million compared to $44.9 million in the prior year period.
Gross profit for product sales and service agreements and license revenues for the three months ended July 31, 2014 is $3.5 million, compared to a gross profit of $4.2 million for the three months ended July 31, 2013. Product margins increased in the third quarter of 2014 which reflects an improving sales mix oriented towards higher margin complete power plants as well as lower costs from sustained production volume at 70 megawatts annually combined with cost reduction efforts.
Product Sales and Cost of Sales
Product sales for the three months ended July 31, 2014 is $32.3 million which included $31.0 million of power plant revenue and sale of fuel cell kits and $1.3 million of revenue primarily related to power plant spare part sales. This compared to product sales for the three months ended July 31, 2013 of $45.4 million which included $39.4 million of power plant revenue and sale of fuel cell kits and $6.0 million of revenue primarily from site engineering and construction services and spare part sales.
Cost of product sales decreased $12.2 million for the three months ended July 31, 2014 to $29.3 million, compared to $41.5 million in the same period the prior year. Gross profit decreased $0.9 million to a gross profit of $3.0 million for the three months ended July 31, 2014 compared to a gross profit of $3.9 million for the three months ended July 31, 2013.
The annualized production run-rate at the Torrington, Connecticut production facility was 70 MW for the third quarter of 2014 and 2013.

Service Agreements and License Revenues and Cost of Revenues
Revenues for the three months ended July 31, 2014 from service agreements and license fee and royalty agreements totaled $7.1 million which increased $3.4 million from the prior year period. The addition of service agreements associated with the growing installed base is contributing to a rising trend in service revenue as well as the timing of scheduled fuel cell module exchanges, with scheduled exchanges in the current quarter exceeding the level of scheduled exchanges in the prior year period. Service revenue associated with scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. Service agreements and license cost of revenues increased to $6.6 million from $3.4 million for the prior year period. Gross profit on service agreements and license agreements was $0.4 million for the three months ended July 31, 2014, compared to gross profit of $0.3 million for the comparable prior year period.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the three months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Change
	2014	2013	$	%
Advanced technologies contracts revenues	$3,783	4,560	$(777)	(17)
Cost of advanced technologies contracts	3,278	4,235	(957)	(23)
Gross profit	$505	$325	$180	55
Advanced technologies contracts revenue for the three months ended July 31, 2014 was $3.8 million, which decreased $0.8 million when compared to $4.6 million of revenue for the three months ended July 31, 2013. Cost of advanced technologies contracts decreased $0.9 million to $3.3 million for the three months ended July 31, 2014, compared to $4.2 million for the same period in the prior year. The gross profit from advanced technology contracts for the three months ended July 31, 2014 was $0.5 million compared to gross profit of $0.3 million for the three months ended July 31, 2013. Our advanced technology backlog includes contracts with the U.S. government subject to cost share requirements. As a result, profitability will vary from period to period.
Administrative and selling expenses
Administrative and selling expenses were $5.6 million for the three months ended July 31, 2014 compared to $5.2 million during the three months ended July 31, 2013. Administrative and selling expenses increased due to increased project proposal and bidding expenses for multiple power plant installations.
Research and development expenses
Research and development expenses increased to $4.4 million during the three months ended July 31, 2014 compared to $3.9 million of expense incurred in the same period in 2013. The Company's internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities. The increase in research and development expenses resulted from continued product development initiatives to consolidate select componentry and processes for the balance of plant functions as part of ongoing cost reduction programs, product enhancements to further enhance the customer value proposition, and a program to support European market development.
Loss from operations
Loss from operations for the three months ended July 31, 2014 was $6.0 million compared to a loss of $4.6 million for the same period in 2013. The increase was primarily a result of lower gross profit from product sales and higher administrative and selling as well as higher research and development expenses.
Interest expense
Interest expense for the three months ended July 31, 2014 and 2013 was $0.6 million and $1.1 million, respectively. Interest expense for the prior year quarter was higher related to the 8.0% Unsecured Convertible Debt issued in June 2013. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $0.5 million.

Other income (expense), net
Other income (expense), net, was an expense of $0.4 million for the three month period ended July 31, 2014 compared to expense of $0.2 million for the same period in 2013. The current period expense recorded includes foreign exchange losses of $0.2 million and a charge of $0.1 million related to the make-whole payment upon conversion of the remaining $1.0 million of principal of the 8.0% Convertible Notes. The Company primarily used common stock to settle this make-whole obligation.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended July 31, 2014 our provision for income taxes was $0.1 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended July 31, 2014 and 2013 was $0.2 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the three month periods of July 31, 2014, and 2013.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended July 31, 2014 and 2013, net loss attributable to common shareholders was $7.8 million and $6.4 million, respectively, and loss per common share was $0.03.

Comparison of Nine Months Ended July 31, 2014 and 2013
Revenues and Costs of revenues
Our revenues and cost of revenues for the nine months ended July 31, 2014 and 2013 were as follows:

	Nine Months Ended July 31,		Change
	2014	2013	$	%
Total revenues	$125,884	$132,501	$(6,617)	(5)

Total costs of revenues	$118,113	$127,976	$(9,863)	(8)

Gross profit	$7,771	$4,525	$3,246	(72)

Gross margin percentage	6.2%	3.4%
Total revenues for the nine months ended July 31, 2014 decreased $6.6 million, or 5 percent, to $125.9 million from $132.5 million during the same period last year. Total cost of revenues for the nine months ended July 31, 2014 decreased by $9.9 million to $118.1 million from $128.0 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.
Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue presentation and classification.

Product sales and service and license revenues
Our product sales and service and license revenues and cost of revenues for the nine months ended July 31, 2014 and 2013 were as follows:

	Nine Months Ended July 31		Change
	2014	2013	$	%
Revenues:
Product sales	$94,482	$108,881	$(14,399)	(13)
Service agreements and license revenues	19,215	12,783	6,432	50
Total	$113,697	$121,664	$(7,967)	(7)
Costs of revenues:
Product sales	$88,944	$103,950	$(15,006)	(14)
Service agreements and license revenues	17,546	13,816	3,730	27
Total	$106,490	$117,766	$(11,276)	(10)
Gross profit (loss):
Gross profit from product sales	$5,538	$4,931	$607	12
Gross profit (loss) from service agreements and license revenues	1,669	(1,033)	2,702	262
Total	$7,207	$3,898	$3,309	85
Product sales gross margin percentage	5.9%	4.5%
Service agreement and license revenues gross margin percentage	8.7%	(8.1)%

Product sales and service agreements and license revenues decreased $8.0 million, or 7 percent, in the nine months ended July 31, 2014 to $113.7 million compared to $121.7 million for the prior year period. The decrease in revenues is due to lower power plant equipment sales and construction services and lower fuel cell kit shipments, partially offset by an increase in module sales. Service agreement revenue was higher in the current year period as scheduled module exchanges in the current year exceeded the level of scheduled module exchanges in the prior year period as well as an increase from the growing installed base. Cost of product sales and service and license revenues decreased $11.3 million, or 10 percent for the nine months ended July 31, 2014 to $106.5 million compared to $117.8 million in the prior year period.
Gross profit for product sales and service agreements and license revenues for the nine months ended July 31, 2014 is $7.2 million, compared to gross profit of $3.9 million for the nine months ended July 31, 2013. Expanding margins reflect a more favorable sales mix combined with cost reductions from volume purchasing.
Product Sales and Cost of Sales
Product sales for the nine months ended July 31, 2014 included $82.3 million of power plant revenue and fuel cell kits and modules and $12.2 million of revenue primarily related to power plant construction and installation. This compared to product sales for the nine months of July 31, 2013 which included $93.8 million from the sale of fuel cell kits and power plants and $15.1 million of revenue primarily from power plant component sales and site engineering and construction services.
Cost of product sales decreased $15.0 million for the nine months ended July 31, 2014 to $88.9 million, compared to $104.0 million in the same period the prior year. In the first half of fiscal 2013, the Company incurred charges of $2.1 million related to a manufacturing defect which was identified and remedied. There were no such charges incurred in fiscal 2014. Gross profit increased $0.6 million to a gross profit of $5.5 million for the nine months ended July 31, 2014 compared to a gross profit of $4.9 million for the nine months ended July 31, 2013.
The annualized production run-rate at the Torrington, Connecticut production facility was 70 MW for the nine months ended July 31, 2014.

Service Agreements and License Revenues and Cost of Revenues
Revenues for the nine months ended July 31, 2014 from service agreements and license fee and royalty agreements totaled $19.2 million which increased $6.4 million from $12.8 million in the prior year period. The increase is due to a higher level of scheduled module exchanges in the current year compared to the prior year as well as the growing installed base of power plants. Service revenue associated with scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. Service agreements and license cost of revenues increased to $17.5 million from $13.8 million for the prior year period. Gross profit on service agreements and license agreements was $1.7 million for the nine months ended July 31, 2014, compared to a gross loss of $1.0 million for the comparable prior year period. The historical loss on service agreements has been due to high maintenance, module exchange and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.

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
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the nine months ended July 31, 2014 and 2013 were as follows:

	Nine Months Ended July 31,		Change
	2014	2013	$	%
Advanced technologies contracts revenues	$12,187	10,837	$1,350	12
Cost of advanced technologies contracts	11,623	10,210	1,413	14
Gross profit	$564	$627	$(63)	(10)
Advanced technologies contracts revenue for the nine months ended July 31, 2014 was $12.2 million, which increased $1.4 million when compared to $10.8 million of revenue for the nine months ended July 31, 2013. The increase is primarily attributable to revenue recognized on a data center fuel cell power plant research project and increased activity on solid oxide fuel cell development under the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) program. Cost of advanced technologies contracts increased $1.4 million to $11.6 million for the nine months ended July 31, 2014, compared to $10.2 million for the same period in the prior year. The gross profit from advanced technology contracts for the nine months ended July 31, 2014 was $0.6 million which is comparable to the gross profit for the nine months ended July 31, 2013. Our advanced technology backlog includes contracts with the U.S. government subject to cost share requirements. As a result, profitability will vary from period to period.
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

Administrative and selling expenses
Administrative and selling expenses were $16.2 million for the nine months ended July 31, 2014 compared to $16.1 million during the nine months ended July 31, 2013.
Research and development expenses
Research and development expenses increased to $13.9 million during the nine months ended July 31, 2014 compared to $11.3 million of expense incurred in the same period in 2013. Our internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities. The increase in research and development expenses resulted from continued product development initiatives to consolidate select componentry and processes for the balance of plant functions as part of ongoing cost reduction programs, product enhancements to further enhance the customer value proposition, and a program to support European market development.
Loss from operations
Loss from operations for the nine months ended July 31, 2014 was $22.3 million compared to a loss of $22.9 million for the same period in 2013. The decrease was a result of favorable gross profit from product sales and service agreements and license revenue, partially offset by higher research and development expenses.
Interest expense
Interest expense for the nine months ended July 31, 2014 and 2013 was $2.9 million and $2.2 million, respectively. Interest expense increased as a result of the 8.0% Unsecured Convertible Debt issued in June 2013. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $1.5 million.
Other income (expense), net
Other income (expense), net, was an expense of $8.5 million for the nine month period ended July 31, 2014 compared to an expense of $0.3 million for the same period in 2013. The current period expense recorded includes a charge of $8.4 million related to the make-whole payment upon conversion of the $38.0 million of principal of the 8.0% Convertible Notes. The Company primarily used common stock to settle this make-whole obligation.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the nine months ended July 31, 2014 our provision for income taxes was $0.3 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the nine months ended July 31, 2014 and 2013 was $0.6 million and $0.7 million, respectively
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $2.4 million in each of the nine month periods of July 31, 2014, and 2013.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the nine month periods ended July 31, 2014 and 2013, net loss attributable to common shareholders was $35.8 million and $27.1 million, respectively, and loss per common share was $0.15 and $0.14, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. The Company has consistently demonstrated positive gross margin results at production volumes in excess of 50 MW on an annualized basis. Increasing annual order volume and reduced product costs are expected to further increase margins and improve operating cash flows. We expect positive cash flows at an annual production rate of 70 - 80 MW and net income profitability at an annual production rate of 80 - 90 MW. Actual results will depend on product mix (domestic vs. international), volume, future service costs and market pricing. Sales of complete power plants in the U.S. and Europe generally carry higher margins than sales of fuel cell kits to POSCO Energy, thus the sales mix impacts the Company’s profitability targets.
The production capacity at our manufacturing facility is approximately 100 MW with full utilization under its current configuration. We expect to continue to gain operating efficiencies and cost reductions at this run-rate during fiscal year 2014. The Company maintained an annual production run-rate at the Torrington, Connecticut production facility of approximately 70 megawatts during the third quarter of 2014, producing 17.5 megawatts of cell components for fuel cell kits, modules, and fuel cell power plants. Fuel cell shipments totaled 11.2 megawatts during the third quarter of 2014 compared to 16.8 megawatts in the prior year period.

The Company purchases fuel and electrical balance of plant componentry from third party vendors, based on proprietary Company designs. The Company has ordered balance of plant to support expected near term pipeline project closure due to confidence in the progress of negotiations. Execution on this production plan is expected to lead to increasing quarterly revenues in the fourth quarter of fiscal 2014 and into 2015. With this level of expected activity, the Company is targeting total average quarterly revenues in the $50 - $60 million range at the current production level. The Company is targeting break-even cash flow as measured by earnings before interest, taxes, depreciation and amortization (EBITDA) at the current 70MW run-rate. Timing may vary depending on customer order and delivery dates.
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

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $133.1 million as of July 31, 2014 compared to $77.7 million as of October 31, 2013. As of July 31, 2014, restricted cash and cash equivalents was $25.1 million, of which $4.9 million was classified as current and $20.2 million was classified as long-term compared to $10.0 million total restricted cash and cash equivalents as of October 31, 2013, of which $5.1 million was classified as current and $4.9 million was classified as long-term. The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $31.6 million during the first nine months of 2014 compared to $2.1 million net cash provided by operating activities during the first nine months of 2013. Net cash used in operating activities for the nine months ended July 31, 2014 is a result of a decrease in accrued liabilities of $11.5 million partially comprised of three replacement modules having been provided to POSCO Energy to satisfy the previously accrued obligation to provide such modules, a decrease in accounts payable of $8.6 million resulting from the timing of installation activities in the prior year and vendor payments and a decrease in deferred revenue of $4.3 million. These were partially offset by a decrease in accounts receivable of $9.5 million and a decrease in other assets of $1.6 million. Net cash provided by operating activities for the first nine month period of 2013 is a result of an increase in deferred revenues of $14.8 million relating to customer milestone billings, an increase in accounts payable of $9.2 million resulting from the increased production rate and a decrease in inventory of $3.1 million. These were partially offset by an increase in accounts receivable of $3.3 million and a decrease in accrued liabilities of $2.7 million due to adjustments to the warranty accrual and the reserve for performance guarantees.
Investing Activities – Net cash used in investing activities was $4.1 million for the nine months ended July 31, 2014 compared to net cash used in investing activities of $3.7 million during the first nine months of 2013. The net cash used in investing activities for the nine months of 2014 related to capital expenditures. The net cash used in investing activities for the first nine months of 2013 related to capital expenditures of $4.0 million, partially offset by cash acquired from the Versa acquisition of $0.4 million.
Financing Activities – Net cash provided by financing activities was $75.9 million during the nine months ended 2014 compared to net cash provided by financing activities of $36.0 million in the prior year period. Net cash provided by financing activities during the first nine months of 2014 related to the Securities Purchase Agreement entered into with NRG where 14.6 million shares were issued for net proceeds of $35.0 million, a public offering of 25.3 million shares of common stock for net proceeds of $29.5 million and proceeds from open market sales of common stock of $35.2 million partially offset by an increase in restricted cash of $15.1 million, the paydown of the revolving credit facility of $5.6 million and the payment of preferred dividends and return of capital of $3.3 million. Net cash provided by financing activities during the first nine months of 2013 was related to proceeds received from the convertible debt issuance of $38.0 million, proceeds from the CEFIA Loan of $3.5 million, a decrease in restricted cash of $0.6 million for letters of credit issued to support the Company's obligations under customer contracts offset by the payment of preferred dividends and return of capital of $3.3 million and the capitalization of financing costs associated with the convertible debt issuance of $2.5 million.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2014 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$61,044	$59,202	$1,698	$144	$—
Series 1 Preferred obligation (2)	10,076	1,150	2,299	1,150	5,477
Term loans (principal and interest)	12,619	671	1,342	3,140	7,466
Capital and operating lease commitments (3)	5,676	2,239	2,396	961	80
Revolving Credit Facility (4)	945	945	—	—	—
Series B Preferred dividends payable (5)	—	—	—	—	—
Totals	$90,360	$64,207	$7,735	$5,395	$13,023

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents the amount outstanding as of July 31, 2014 on a $4.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. This agreement was renewed on August 1, 2014 and the current expiration is one year from the date of renewal.  The outstanding principal balance of the facility bears interest, at the option of the Company, of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

(5)
We pay $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine the period when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price (currently $11.75) for 20 trading days during any consecutive 30 trading day period.

On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance entered into a Loan Agreement with NRG. Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Energy Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Energy Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Energy Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. As of July 31, 2014, there were no drawdowns on the facility.
In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of July 31, 2014, we had an outstanding balance of $3.1 million on this loan. The interest rate is 5% and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA) totaling $5.9 million in support of the Bridgeport fuel cell project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport fuel cell park contracts. The outstanding balance on the CEFIA Note as of July 31, 2014 was $6.1 million.

We have pledged approximately $25.1 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2014, outstanding letters of credit totaled $7.8 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance at July 31, 2014 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FCE obligations under the 15-year SA and has been reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park facility under terms of the services agreement.
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
In addition to the commitments listed in the table above, we have the following outstanding obligations:
Power purchase agreements
As of July 31, 2014, we have 0.5 MW of power plants under power purchase agreements in California.
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
Research and development cost-share contracts (advanced technologies contracts)
We have contracted with various customers (primarily government agencies) to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While advanced technology contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and the funds are authorized. As of July 31, 2014, advanced technologies contracts backlog totaled $11.1 million, of which $6.3 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

The Company will complete its annual impairment analysis of goodwill and intangible assets with indefinite lives during the fourth quarter of fiscal year 2014. Goodwill and other indefinite lived intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. No impairment charges were recorded during fiscal year 2013 or fiscal 2014 to date.
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
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience, and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract's schedule, performance, technical matters and estimated cost at completion. When changes in estimated contract costs are identified, such revisions may result in current period adjustments to operations applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.03 million and $0.09 million as of July 31, 2014 and October 31, 2013, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We accrue for estimated future warranty costs based on historical experience. We also provide for a specific accrual if there is a known issue requiring repair during the warranty period. Estimates used to record warranty accruals are updated as we gain further operating experience. As of July 31, 2014 and October 31, 2013, the warranty accrual, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.3 million and $0.9 million, respectively.
In addition to the standard product warranty, we have entered into service agreement contracts with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of our service agreement, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer's fuel cell module. The Company has accrued for performance guarantees of $0.8 million and $0.5 million as of July 31, 2014 and October 31, 2013, respectively.
The Company provides for loss accruals all SA's when the estimated cost of future module exchanges and maintenance and monitoring activities exceed the remaining contract value. Estimates for future costs on SA's are determined by a number of factors including the estimated remaining life of the module, used replacement modules available, our limit of liability on SA's and future operating plans for the power plant. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of July 31, 2014 and October 31, 2013, our accruals on service agreement contracts totaled $2.9 million and $3.7 million, respectively.
At the end of our SA's, customers are expected to either renew the SA or, based on the Company's rights to title for the module, the module will be returned to the Company as the plant is no longer being monitored or having routine service performed. As of July 31, 2014, the asset related to the residual value of replacement modules in power plants under SA's was $2.7 million compared to $2.9 million as of October 31, 2013.
During fiscal year 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. As of July 31, 2014, the obligation to supply modules to POSCO Energy has been fulfilled and there is no remaining balance compared to $7.3 million accrued as of October 31, 2013.
Share-Based Compensation
We account for restricted stock awards (RSAs) and restricted stock units (RSUs) based on the closing market price of the Company's common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, which is generally four years. Share-based compensation expense was $2.2 million and $1.0 million for the nine month period ended July 31, 2014 and 2013, respectively.
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
Certain transactions involving the Company's beneficial ownership occurred in fiscal 2013 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal 2013 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study, we have determined that there was no ownership change as of the end of our 2013 fiscal year under Section 382. There have been significant equity transactions during fiscal 2014 that involved the Company's beneficial ownership, however, a Section 382 study has not been prepared and we currrently are not aware if any NOL's or credit carryovers will be subject to limitation.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance

None.

Recent Accounting Guidance Not Yet Effective

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. We are evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At July 31, 2014, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at July 31, 2014, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of July 31, 2014, approximately two percent of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2014 and October 31, 2013 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

Senior Unsecured Convertible Notes
The change in control put redemption feature and the interest make-whole payments upon conversion embedded in the Senior Unsecured Convertible Notes meet the definition of derivatives that each require bifurcation from the host contract. As a result of the conversion of all the outstanding Senior Unsecured Convertible Notes, there is no remaining derivative balance at July 31,

2014. The aggregate fair value of these derivatives at October 31, 2013 was $4.7 million. The fair values were determined using a lattice-based valuation model. In determining the fair value of these bifurcated derivatives, various assumptions were used. Stock price was projected assuming a log-normal distribution. The stock volatility, the interest rate curve, the borrowing cost and credit spread are all assumed to be deterministic. The value was calculated as the difference between the value of the original note and a note with no change of control or make-whole payments upon conversion features.

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

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.82	Securities Purchase Agreement, dated July 30, 2014 between the Company and NRG Energy, Inc.
10.83	Loan Agreement, dated July 30, 2014, between FuelCell Energy Finance, LLC and NRG Energy, Inc.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 9, 2014.

FUELCELL ENERGY, INC.
(Registrant)
September 9, 2014	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.82	Securities Purchase Agreement, dated July 30, 2014 between the Company and NRG Energy, Inc.
10.83	Loan Agreement, dated July 30, 2014, between FuelCell Energy Finance, LLC and NRG Energy, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document