Form 10-K
period 2014-10-31
FUELCELL ENERGY INC
filed 2015-01-09
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14204
FUELCELL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0853042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Great Pasture Road
Danbury, Connecticut	06810
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 825-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $502,494,634 based on the closing sale price of $2.27 as reported on the NASDAQ Global Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2014
Common Stock, $.0001 par value per share	291,130,611 shares
DOCUMENT INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 2, 2015 (Proxy Statement)	Part III

FUELCELL ENERGY, INC.

PART I

Item 1.	BUSINESS

Forward-Looking Statement Disclaimer
When used in this report, the words “expects”, “anticipates”, “estimates”, “should”, “will”, “could”, “would”, “may”, and similar expressions are intended to identify forward-looking statements. Such statements relate to the development and commercialization by FuelCell Energy, Inc. and its subsidiaries (“FuelCell Energy”, “Company”, “we”, “us” and “our”) of fuel cell technology and products, future funding under government research and development contracts, future financing for projects including publicly issued bonds, equity and debt investments by investors and commercial bank financing, the expected cost competitiveness of our technology, and our ability to achieve our sales plans and cost reduction targets. These and other forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and manufacturing, changes in the utility regulatory environment, potential volatility of energy prices, government appropriations, the ability of the government to terminate its development contracts at any time, rapid technological change, competition and changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States, as well as other risks contained under Item 1A - Risk Factors of this report. We cannot assure you that we will be able to meet any of our development or commercialization schedules, that the government will appropriate the funds anticipated by us under our government contracts, that the government will not exercise its right to terminate any or all of our government contracts, that any of our new products or technology, once developed, will be commercially successful, that our existing DFC power plants will remain commercially successful, or that we will be able to achieve any other result anticipated in any other forward-looking statement contained herein. The forward-looking statements contained herein speak only as of the date of this report. Except for ongoing obligations to disclose material information under the federal securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.
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

Overview

We are an integrated fuel cell company with an expanding global presence on three continents. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed power generation. Our power plants provide megawatt-class scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Our plants are operating in more than 50 locations in nine countries on three different continents and have generated more than three billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 270,000 average size U.S. homes for one year. Our growing installed base and backlog exceeds 300 megawatts (MW).

We provide comprehensive turn-key power generation solutions to our customers, including power plant installations as well as power plant operation and maintenance under multi-year service agreements. We target large-scale power users with our megawatt-class installations. As reference, one megawatt is adequate to power approximately 1,000 average sized US homes. Our customer base includes utility companies, municipalities, universities, government entities and a variety of industrial and commercial enterprises. Our leading geographic markets are South Korea and the United States and we are pursuing expanding opportunities in Asia, Europe, and Canada.

Our value proposition provides highly efficient and environmentally friendly power generation with easy-to-site stationary fuel cell power plants. The power plants are located in populated areas as they are virtually pollutant free, operate quietly and without vibrations, and have only minimal space requirements. Locating the power generation near the point of use provides many advantages, including less reliance or even avoidance of the transmission grid, leading to enhanced energy security and power reliability. Our power plants provide electricity priced competitively to grid-delivered electricity in certain high cost regions and our strategy is to continue to reduce costs, which is expected to lead to wider adoption.

Our Advanced Technologies group is leveraging our commercial platform and expertise to develop new markets for our core technology. Our Direct FuelCell® (DFC®) power plants utilize carbonate fuel cell technology, which is a very versatile type of fuel cell technology. Utilizing our core DFC plants, we have developed and are commercializing both a tri-generation distributed hydrogen configuration that generates electricity, heat and hydrogen for industrial or transportation uses, and carbon capture for coal or gas-fired power plants. We also are developing and are working towards commercializing solid oxide fuel cells (SOFC) for adjacent sub-megawatt applications to the markets for our megawatt-class DFC power plants as well as energy storage applications. These applications could potentially establish large markets and are complementary to our core products, leverage our existing customer base, project development, sales and service expertise.

FuelCell Energy was founded in Connecticut in 1969 as an applied research organization, providing contract research and development. The Company went public in 1992, raising capital to develop and commercialize fuel cells, and reincorporated in Delaware in 1999. We began selling stationary fuel cell power plants commercially in 2003. Today we develop turn-key distributed generation combined heat and power solutions for our customers and provide comprehensive service for the life of the asset.

Business Strategy

Our Company vision is to provide ultra-clean, highly efficient, reliable distributed generation power at a cost per kilowatt hour that is less than the cost of grid-delivered electricity in our target markets. We have a clear path to attaining this vision through increased market adoption and continued reduction in the Levelized Cost of Energy (LCOE) for our fuel cell projects. We believe our vision can be achieved more broadly and without incentives, at a global production volume of approximately 210 megawatts annually. This capacity is either already available or nearing completion.

Market adoption
We target vertical markets and geographic regions that value clean distributed generation, are located where there is a premium to the cost of grid-delivered electricity, and are aligned with regulatory frameworks that harmonize energy, economic and environmental policies. Our business model addresses all three of these policy areas with highly efficient and affordable distributed generation that offers local job creation potential and delivers power in a low-carbon, virtually pollutant-free manner. Geographic markets that meet these criteria and where we are already well established include South Korea, California and the Northeast USA. We have also installed and are operating plants in the U.K. and Germany and are pursuing further opportunities in Western Europe and certain other states in the USA. We selectively partner with some of the leading power generation companies in our target markets to facilitate demand and deploy our projects.

While the Company has made significant progress with reducing costs and creating markets since the commercialization of our products in 2003, we face two primary challenges in growing the adoption of our distributed power generation solutions, which are (1) the need to further reduce the total cost of ownership, and (2) the continued education and acknowledgment of the value that our solutions can provide to utilities and large multinational companies. The business model for the generation and delivery of electricity for over a century has been central generation, which is large scale power generation in distant locations away from urban areas with transmission and distribution to the end users. While distributed generation has the potential to disrupt existing utility models, it is being embraced in an increasing number of markets to improve grid operations. We work with utilities and independent power producers to demonstrate how our solutions complement central generation by incrementally adding clean power generation when and where needed. It takes time to build awareness with prospective customers and develop an operating history. We believe that we have a strong business model and strategy, demonstrated project development execution and plant operating performance and committed partners which will enable the Company to overcome these challenges and grow into a sustainable business.

Levelized Cost of Energy
Our fuel cell projects are delivering power at a rate comparable to, or lower than, pricing from the grid in our targeted markets when including incentives such as the U.S. Federal Investment Tax Credit. We calculate the Levelized Cost of Energy (LCOE) over the life of the project. In order to broaden the appeal of our products, we need to further reduce our LCOE to be below the grid without incentives.

The Company is integrated across substantially the entire value chain for our projects. We design and own our proprietary fuel cell technology, we sell direct and through partners, we develop turn-key projects, and manufacture, install, operate and service our plants for periods up to twenty years. Given this level of integration, there are multiple areas and opportunities for cost reductions. There are four primary elements to LCOE for our fuel cell projects, including 1) Capital Cost, 2) Operations and Maintenance, 3) Fuel, and 4) Cost of Capital. We have a clear strategy to reduce or manage costs in all four areas as follows:

•
Capital Cost - Capital costs of our projects include cost to manufacture, install, interconnect and any on-site application requirements such as configuring for a micro-grid and/or heating and cooling applications. We have reduced the product cost of our megawatt-class power plants by more than 60 percent from the first commercial installation in 2003 through our ongoing product cost reduction program, which involves every aspect of our business including engineering, procurement and manufacturing. Given the strong demand in Asia, our partner POSCO Energy has built balance of plant and stack and stack module final assembly facilities in Pohang, South Korea, and it is now completing a cell manufacturing facility in the same location. Once the cell manufacturing facility is operational, increased levels of purchasing from the integrated global supply chain will benefit our LCOE by obtaining lower pricing tiers from suppliers from the greater combined purchasing volume. On-site, our experienced Engineering, Procurement and Construction (“EPC”) team has substantial experience in working with contractors and local utilities to safely and efficiently execute our projects and we expect continued cost reduction is this area with experience and continued transition to multi-MW fuel cell parks. In addition to these cost reduction efforts, our technology roadmap includes plans to increase the output of our power plants which will add further value for our customers and reduce LCOE.

•
Operations and Maintenance - We provide services to remotely monitor, operate, and maintain customer power plants to meet specified performance levels. Operations and maintenance (O&M) is a key driver for power plants to deliver on projected electrical output and revenues for our customers. Many of our service agreements include guarantees for system performance levels including electrical output. While the electrical and mechanical BOP in our DFC power plants is designed to last over 25 years, the fuel cell modules are currently scheduled for replacement every five years, the price of which is included in our service agreements. Customers benefit from predictable savings and financial returns over the life of the contract and minimal risk. Our goal is to optimize our customers’ power plants to meet expected operating parameters throughout the plant’s operational life. We expect to continually drive down the cost of O&M with an expanding fleet which will leverage our investments in this area. Additionally, we have plans to increase our scheduled module replacement period to seven years.

•
Fuel - Our fuel cells directly convert chemical energy (fuel) into electricity, heat and water. Because fuel cells generate power electrochemically rather than by combusting (burning) fuels, they are more efficient in extracting energy from fuels and produce less carbon dioxide (CO2) and only trace levels of pollutants compared to combustion-type power generation. Our power plants operate on a variety of existing and readily available fuels including natural gas, renewable biogas, directed biogas and propane. Our core DFC power plants deliver electrical efficiencies of 47 percent and hybrid applications and advanced configurations are capable of delivering electrical efficiencies of up to 60 percent. In a Combined Heat and Power (CHP) configuration, our plants can deliver up to 90 percent total system efficiency, depending on the application. Increasing electrical efficiency and reducing fuel costs is a key element of our operating cost reduction efforts.

•
Cost of Capital - Virtually all of our MW scale projects are financed either by the off-taker that owns the asset or a project investor that owns the asset and sells energy to the off-taker. Our projects create predictable recurring revenue that is not dependent on weather or time of the day, investment tax credits, accelerated tax depreciation and other incentives. Credit risk is mitigated by contracting with strong credit off-takers. In addition, we offer meaningful system-level performance guarantees over the life of our projects. As a result, cost of capital for our projects has declined over time given our operating experience.

With POSCO Energy completing a second manufacturing facility for our core technology, we are able to further mitigate risk with a secondary source of supply. With continued execution, we expect our bankability and financial credibility to continue to improve which will lead to lower cost financing.

Today, on an unsubsidized basis, our LCOE in the U.S. is approximately $0.13/kWh with natural gas at $7/MMBtu or $0.12/kWh at $5/MMBtu; each $2/MMBtu change equates to about $0.01/kWh. When combined with incentives, this price is competitive in our target markets and creates a value proposition for our customers. The LCOE is approximately 1/3 fuel costs, 1/3 for both cost of capital and capital costs, and 1/3 for operations and maintenance. As a result of our cost reduction and growth strategies, we are attempting to reduce our LCOE without incentives to $0.09-$0.11/kWh when the combined global production volume reaches 210 MW annually, assuming natural gas prices of $6.00 to $8.00 per million Btu. We expect LCOE reductions to be similar on a percentage basis in Europe and Asia. A LCOE in the range of $0.09-$0.11/kWh will enable pricing below the electric grid without incentives, accelerating adoption and broadening potential target markets.

Offerings and Capabilities

Our distributed generation solutions generate power, thermal energy and, in some applications, hydrogen in two ways: 1) “on-site” for a variety of customers including industrial and commercial enterprises, municipalities and government entities, where the power plant is installed and the electricity and heat used at the customer's own facilities, and 2) for utility companies in a grid-support role, where the power plant or multiple plants supply power to the electric grid or a utility substation. Our fuel cell projects can support micro-grid applications with their ability to operate independently of the electric grid. We can provide a complete turn-key fuel cell project that includes project development, engineering procurement and construction (EPC) services, operations and maintenance services (O&M), and project finance.

On-Site Power (Behind the Meter): Customers benefit from improved power reliability and energy security from on-site power that reduces reliance on the electric grid. Utilization of the high quality heat produced by the fuel cell in a combined heat and power (CHP) configuration supports economics and sustainability goals by lessening or even avoiding the need for combustion-based boilers for heat and their associated cost, pollutants and carbon emissions. On-site DFC power plants also help solve waste disposal problems for customer operations that generate biogas, a greenhouse gas, as the waste biogas is a fuel source for the DFC plant. This capability to utilize on-site biogas allows wastewater treatment facilities and food and beverage processors to avoid the release of this greenhouse gas into the atmosphere or eliminate gas flaring, which emits pollutants and wastes a potential revenue source.

Utility Grid Support: Our plants are scalable, which we believe make fuel cell parks practical and economical. Examples of this include a five plant, 14.9 MW fuel cell park in Bridgeport, Connecticut that is supplying the electric grid, and multiple fuel cell parks in South Korea that supply power to the electric grid and high quality heat to district heating systems, such as a 59 MW installation consisting of 21 power plants, the world’s largest. Fuel cell parks enable utilities to add clean and continuous power generation when and where needed. A 10 MW fuel cell park only requires about one acre of land whereas an equivalent size solar array requires up to ten times as much land, illustrating how fuel cell parks are easy to site in high density areas with constrained land resources, adjacent to the demand source thereby avoiding costly transmission construction.

Fuel cell parks enhance the resiliency of the electric grid by reducing reliance on large central generation plants and the associated transmission grid. By producing power near the point of use, our fuel cells help to ease congestion of the electric grid and can also enable the smart grid via distributed generation combined with the continuous monitoring and operation by our service organization. Thus, our solutions can avoid or reduce investment in new central generation and transmission infrastructure which is costly, difficult to site and expensive to maintain. Deploying our DFC power plants throughout a utility service territory can also help utilities comply with government-mandated clean energy regulations and meet air quality standards.

As renewable technologies such as wind and solar power are deployed more widely, the need for a clean, flexible continuous power generation that complements these intermittent sources becomes greater. Our installed base includes a number of locations where our customers use DFC plants for meeting power needs that complements their intermittent wind and/or solar power generation.

Markets

Vertical Markets
Access to clean, affordable, continuous and reliable power defines modern lifestyles. The ability to provide power cleanly and efficiently is taking on greater importance and urgency in many regions of the world. Central generation and its associated transmission and distribution grid is difficult to site, costly, and generally takes many years to permit and build. Some types of power generation that were widely adopted in the past, such as nuclear power or coal-fired power plants, are no longer welcome in certain regions. The cost and impact to public health and the environment of pollutants and greenhouse gas emissions impacts the siting of new power generation. The attributes of DFC power plants address these challenges by providing virtually emission-free power and heat at the point of use in a highly efficient process.

We have two primary markets for our products. The first is Ultra-Clean Power consisting of our products operating on clean natural gas or directed biogas across seven distinct and diversified vertical markets. The second primary market is Renewable Power with our products operating on renewable biogas across four distinct and diversified vertical markets. These are summarized as follows:

     Ultra-Clean Power markets:                 Renewable Power markets:
1) Utilities and Independent Power Producers (IPP)        1) Wastewater
2) Education and Healthcare                2) Food and Beverage
3) Gas Transmission                    3) Agriculture
4) Industrial and Data Centers                4) Landfill Gas
5) Commercial and Hospitality
6) Oil Production and Refining
7) Government

The utilities and Independent Power Producers (IPPs) segment is currently our largest vertical market with customers that include utilities on both the East and West coast of the USA such as Dominion (NYSE: D), one of the largest utilities in the USA, UIL Holdings (NYSE: UIL) and NRG Energy (NYSE: NRG), the largest IPP in the USA. The majority of the DFC installed base is in South Korea primarily supplying that nation's electric grid, with the fuel cells' heat typically used in district heating systems to heat and cool nearby facilities. Our partner in South Korea is POSCO Energy Co., LTD. (POSCO Energy), a subsidiary of South Korean-based POSCO (NYSE: PKX), one of the world's largest steel manufacturers. To date, POSCO Energy has ordered more than 260 megawatts of DFC power plants, modules and components.

Our DFC power plants are producing power for a variety of industrial, commercial, municipal and government customers including manufacturing, food processing plants, universities, healthcare facilities and military installations. These institutions desire efficient, ultra-clean baseload power to reduce operating expenses, reduce greenhouse gas emissions to meet their sustainability goals, and achieve secure and reliable on-site power. Our products can utilize either renewable biogas generated by the customer on-site or directed biogas, generated at a distant location and transported via the existing gas network.

Wastewater treatment facilities, food and beverage processors, and agricultural operations produce biogas as a byproduct of their operations. Disposing of this greenhouse gas can be harmful to the environment if released into the atmosphere or flared. Our DFC power plants convert this biogas into electricity and heat efficiently and economically. By doing so, DFC plants transform waste disposal challenges into clean energy solutions. The wastewater vertical market is the largest biogas market for DFC power plants. Since our fuel cells operate on the renewable biogas produced by the wastewater treatment process and their heat is used to support daily operations at the wastewater treatment facility, the overall thermal efficiency of these installations is very attractive, supporting economics and sustainability. A 2.8 MW DFC3000 power plant operating on renewable biogas at a water treatment facility in California is the world’s largest fuel cell plant utilizing on-site renewable biogas.

We estimate that the distributed generation market in which we compete is approximately $15 billion, composed of $6 billion of power plant sales and $9 billion of associated service agreements. For the power plant sales, approximately $4 billion is utility grid support and on-site power using natural gas as the fuel source and approximately $2 billion for renewable biogas opportunities.

Geographic Markets
We target geographic markets that value clean distributed generation. Our target markets currently have regulatory and legislative policy support such as clean air requirements and economic incentives to support the adoption of clean and renewable distributed power generation. Renewable Portfolio Standards (RPS) is a mechanism designed to promote the adoption of renewable power generation and is one market enabler for demand of our power generation solutions. Fuel cells can play a role in meeting RPS clean power mandates by generating highly efficient, clean electricity continuously and near the point of use.

United States: Individual states in the USA seeking to secure cleaner energy sources, higher efficiency and greater energy independence have RPS’s that require utilities to provide a certain amount of their electricity from renewable sources, including fuel cells.

We have active business development activities in the North East and on the West Coast where population density, higher energy costs, the need for distributed generation solutions with a small footprint, and public policy that value our product offerings. Most of our installed base in the USA is located in California and Connecticut, both of which have enacted RPS programs. The clean energy requirement in California is 33 percent and the State is undertaking an initiative to deploy 12,000 megawatts of clean distributed generation by 2020. In addition to their RPS program, California extends Self Generation incentive Program (SGIP) which provides capital cost rebates for on-site fuel cell projects. Connecticut's RPS requires utilities to purchase 27 percent of their peak electricity needs, or about 1,000 megawatts, from clean power sources by 2020. At least 20 percent of that must be from Class I renewable resources, which in Connecticut and a number of other states includes fuel cells. As states look to meet their RPS requirements and utilities further deploy distributed generation to meet consumer demand and improve the resiliency of their service network, we see significant opportunities to grow our U.S. footprint. Trends away from central generation to a distributed generation model are supportive of demand and our initiatives to continue to improve affordability are expected to lead to increased adoption.

South Korea and the Broader Asia Market: The RPS in South Korea took effect at the beginning of 2012, requiring an increase of new and renewable power generation to 10 percent by 2022 from 2 percent in 2012. The program mandates the addition of 0.5 percent of renewable power generation per year through 2016, which equates to approximately 350 megawatts, increasing to 1 percent per year through 2022 or approximately 700 megawatts per year. Fuel cells operating on natural gas and biogas qualify under the mandates of the program.

High efficiency fuel cells are well-suited for South Korea due to the need to import fuel for power generation, ease of siting in populated areas, and high urban density that makes siting transmission more difficult. Intermittent renewable technologies are not as well suited due to the geography (high urban densities limit available land for power generation) and climate. The South Korean government has made clean distributed generation power sources a priority to support its growing power needs while minimizing additional investment and congestion of the transmission grid. Fuel cells address these needs and have been designated a key economic driver for the country due to their ultra-clean emissions, high efficiency and reliable distributed generation capabilities that will help South Korea achieve its RPS and electricity generation goals.

Japan, with its high urban densities, lack of domestic fuel sources and desire to move away from nuclear power, represents a near term opportunity for DFC power plants. Indonesia is also a near term opportunity with a growing urban population and robust natural gas distribution system that is well suited for distributed generation by avoiding the cost and maintenance of electrical transmission lines.

Europe: The European power generation market values distributed generation, efficiency and low emissions and represents opportunity for stationary fuel cell power plants, particularly Germany, as it transitions away from nuclear power generation and struggles to integrate a significant amount of intermittent power generation capacity, the United Kingdom, as it works to achieve aggressive carbon reduction goals, and other West European countries including Italy and Spain. FuelCell Energy Solutions, GmbH (FCES) is a German-based joint venture that is 86 percent owned by FuelCell Energy and 14 percent owned by German-based Fraunhofer Institute for Ceramic Technologies and Systems IKTS (Fraunhofer IKTS). Fraunhofer IKTS focuses on the development of new energy supply systems using ceramic system components, including fuel cells. As discussed in greater detail in the following section, Fraunhofer IKTS has expertise in fuel cell technology and is assisting with the development of the European market for our products.

Strategic Alliances

We leverage our core capabilities by forging strategic alliances with carefully selected business partners that bring power generation experience, financial resources, and market access. Our partners typically have extensive experience in developing, selling and servicing power generation products. We believe our strength in the development of fuel cell products; coupled with our partners' understanding of broad range of markets and customers, products and services, enhances the sales, service and development of our products, as well as providing endorsement of our power generation solutions. Our global business partners include:

NRG Energy: We entered into a teaming and co-marketing agreement with NRG Energy (NYSE: NRG) in September 2013. In July 2014, the relationship expanded with NRG purchasing 14.6 million shares of our common stock and extending a $40 million revolving construction and term financing facility to FuelCell Finance, our wholly-owned subsiary. NRG owns 6 percent of our common stock and a senior NRG executive is a member of the FuelCell Energy Board of Directors. NRG is the largest Independent Power Producer (IPP) in the U.S. with approximately 53,000 megawatts of generation capacity and almost three million retail and commercial customers. The teaming and co-marketing agreement encompasses both direct sales to NRG Energy customers in North America as well as sales to NRG Energy, who will own the fuel cell power plants and sell the power and heat to the end user under power purchase agreements. We are actively marketing with NRG Energy to their existing customer base.

POSCO Energy: We partner with POSCO Energy, an IPP with 2013 annual revenues of approximately $2.6 billion and a subsidiary of South Korean-based POSCO, one of the world's largest steel manufacturers (NYSE: PKX), with 2013 annual revenue of approximately $56 billion. POSCO Energy owns 30.8 million of our common shares or approximately 11 percent of our outstanding shares. POSCO Energy has extensive experience in power plant project development, owning and operating power plants in multiple countries and is the largest independent power producer in South Korea.

Our relationship with POSCO Energy has expanded to support growing market demand for clean distributed generation. The relationship began in 2003 with the sale of a sub-megawatt demonstration plant and South Korea is now our largest market, including a 59 megawatt facility, the world’s largest fuel cell park consisting of 21 DFC3000 power plants. POSCO Energy is a licensed manufacturer for Asia of our products and collaborates with the Company on many market and product development initiatives.

Fraunhofer IKTS: The Fraunhofer Institute for Ceramic Technologies and Systems IKTS is the minority shareholder in FCES. Fraunhofer IKTS, with its staff of approximately 400 engineers, scientists and technicians, is a world leading institute in the field of advanced ceramics for high tech applications, including fuel cells. The parent organization, Fraunhofer, was founded in 1949 and is Europe's largest application-oriented research organization with an annual research budget of €2 billion (approximately $2.4 billion) and more than 23,000 staff, primarily scientists and engineers. Fraunhofer maintains 67 research centers and representative offices in Europe, USA, Asia and the Middle East.

Fraunhofer IKTS contributed proprietary carbonate fuel cell technology and patents to FCES. In addition, Fraunhofer IKTS is contributing their expertise and extensive research and development capabilities with fuel cells and materials science as well as sharing their industry and government relationships.

Products

Our core fuel cell products (Direct FuelCell® or DFC® power plants) offer ultra-clean, highly efficient power generation for customers including the 2.8 MW DFC3000®, the 1.4 MW DFC1500® and the 300 kW DFC300®. The plants are scalable for multi-megawatt utility scale applications or on-site combined heat and power generation for a broad range of applications. Multi-megawatt fuel cell parks enable consolidation of balance of plant and site components combined with transaction and installation cost efficiencies that result in a lower LCOE compared to smaller installations. Examples include the 14.9 megawatt Bridgeport fuel cell park that consists of five DFC3000 power plants, or the 59 megawatt fuel cell park in Hwasung City, South Korea that consists of 21 DFC3000 power plants.

We also market higher efficiency solutions to meet specific market needs as follows:

•
DFC-ERG® (Direct FuelCell Energy Recovery GenerationTM) (DFC-ERG). The DFC-ERG power plants are for use in natural gas pipeline applications, harnessing energy that is otherwise lost during the station’s natural gas pressure-reduction (“letdown”) process. Also, thermal energy produced as a byproduct of the fuel cell’s operation supports the letdown process, improving the station’s carbon footprint and enhancing the project’s economics. Depending on the specific gas flows and application, the DFC-ERG configuration is capable of achieving electrical efficiencies up to 70 percent. UIL Holdings purchased a 3.4 megawatt DFC-ERG system in November 2014 for installation in Connecticut.

•
HEFC™ (High Efficiency Fuel Cell) (HEFC). The HEFC system is configured with a series of fuel cell modules that operate in sequence, yielding a higher electrical efficiency than the standard DFC configuration by utilizing heat energy to generate additional electricity. The HEFC configuration is designed to extract more electrical power from each unit of fuel with electrical efficiency of approximately 60%. The HEFC system is targeted at applications with large load requirements and limited waste heat utilization such as utility/grid support or data centers.

The DFC product line is a global platform based on carbonate fuel cell technology. Utilizing a standard design globally enables volume-based cost reduction and optimal resource utilization. Our power plants utilize a variety of available fuels to produce electricity electrochemically, in a process that is highly efficient, quiet, and due to the avoidance of combustion, produces virtually no pollutants. Thus, our plants generate more power and fewer emissions for a given unit of fuel than combustion-based power generation of a similar size, making them economical and environmentally responsible power generation solutions. In addition to electricity, our products produce high quality heat, suitable for making steam or hot water for facility use as well as absorption cooling. System efficiencies can reach up to 90 percent, depending on the application, when configured for CHP.

Our products can be part of a total on-site power generation solution with our high efficiency products providing continuous power and can be combined with intermittent power generation, such as solar or wind, or less efficient combustion-based equipment that provides peaking or load following power. Our products output can be adjusted on a pre-determined schedule to accommodate periods of lower power demand and they can also provide reactive power avoiding the need for separate static or dynamic VAR compensation systems.

In summary, our solutions offer many advantages:

•
Distributed generation: Generating power near the point of use improves power reliability and energy security and lessens the need for costly and difficult-to-site generation and transmission infrastructure, enhancing the resiliency of the grid.

•
Ultra-clean: Our DFC power plants produce electricity electrochemically − without combustion − directly from readily available fuels such as natural gas and renewable biogas in a highly efficient process. The virtual absence of pollutants facilitates siting the power plants in regions with clean air permitting regulations and is an important public health benefit.

•
High efficiency: Fuel cells are the most efficient power generation option in their size class, providing the most power from a given unit of fuel, reducing fuel costs. This high efficiency also reduces carbon emissions compared to less efficient combustion-based power generation.

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

•
Reliability / continuous operation: Our DFC power plants improve power reliability and energy security by lessening reliance on transmission and distribution infrastructure of the electric grid. Unlike solar and wind power, fuel cells are able to operate continuously regardless of weather or time of day.

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

•
Easy to site: Our DFC power plants are relatively easy to site by virtue of their ultra-clean emissions profile, modest space requirements and quiet operation. Space requirements are about one tenth of the land required for a solar array offering a similar rated output. These characteristics facilitate the installation of the power plants in urban locations.

DFC Emissions Profile
Fuel cells are devices that directly convert chemical energy (fuel) into electricity, heat and water. Because fuel cells generate power electrochemically rather than by combusting (burning) fuels, they are more efficient in extracting energy from fuels and produce less carbon dioxide (CO2) and only trace levels of pollutants compared to combustion-type power generation. The following table illustrates the favorable emission profile of our DFC and high efficiency power plants:

	Emissions (Lbs. Per MWh)
	NOX	SO2	PM10	CO2	CO2 with CHP
Average U.S. Fossil Fuel Plant	5.06	11.6	0.27	2,031	NA
Microturbine (60 kW)	0.44	0.008	0.09	1,596	520 - 680
Small Gas Turbine	1.15	0.008	0.08	1,494	520 - 680
DFC® Power Plant	0.01	0.0001	0.00002	940	520 - 680
HEFCTM High Efficiency Fuel Cell Plant	0.01	0.0001	0.00002	740	520 - 680

For power plants operating on natural gas, higher fuel efficiency results in lower CO2, and also results in less fuel needed per kWh of electricity generated and Btu of heat produced. The high efficiency of our products results in significantly less CO2 per unit of power production compared to the average U.S. fossil fuel power plant, and the carbon emissions are reduced even further when configured for combined heat and power.

When operating on renewable biogas, many government agencies and regulatory bodies classify our power plants as carbon neutral due to the renewable nature of the fuel source. Greater efficiency reduces customers' exposure to volatile fuel costs, minimizes operating costs, and provides maximum electrical output from a finite fuel source. Our power plants achieve electrical efficiencies of 47 percent to 60 percent or higher depending on configuration, location, and application, and up to 90 percent total efficiency in a CHP configuration, depending on the application. The electric grid in the United States is approximately 36 percent electrically efficient and does not support CHP configurations.

Direct FuelCell Technology
Our proprietary DFC technology generates electricity directly from a fuel, such as natural gas or renewable biogas, by reforming the fuel inside the fuel cell to produce hydrogen, which is why it is called a Direct FuelCell. This “one-step” reforming process results in a simpler, more efficient, and cost-effective energy conversion system compared with external reforming fuel cells. Additionally, natural gas has an established infrastructure and is readily available in our existing and target markets. The Direct FuelCell operates at approximately 1,200° Fahrenheit. An advantage of high temperature fuel cells is that they do not require the use of precious metal electrodes required by lower temperature fuel cells, such as proton exchange membrane (PEM) and phosphoric acid. As a result, we are able to use less expensive catalysts and readily available industrial metals for our power plants. In addition, our DFC fuel cell produces high quality byproduct heat (700°F) that can be utilized for CHP applications using hot water, steam or chiller water for facility heating and cooling.

Manufacturing

We design and manufacture the core DFC fuel cell components that are stacked on top of each other to build a fuel cell stack. For our multi-megawatt power plants, four fuel cell stacks are combined to build a fuel cell module. To complete the power plant, the fuel cell module or modules are combined with the balance of plant (BOP). The mechanical BOP processes the incoming fuel such as natural gas or renewable biogas and includes various fuel handling and processing equipment such as pipes and blowers. The electrical BOP processes the power generated for use by the customer and includes electrical interface equipment such as inverters. The BOP components are either purchased directly from suppliers or the manufacturing is outsourced based on our designs and specifications. This strategy allows us to leverage our manufacturing capacity, focusing on the critical aspects of the power plant where we have specialized knowledge and expertise. BOP components are shipped directly to a customer's site and are assembled with the fuel cell module into a complete power plant.

Cell Manufacturing
Our vision is to produce power for prices that are below typical grid prices. Without incentives, annual global production of approximately 210 MW of DFC plants will provide the needed cost reductions to support this vision. This level of production capacity is either in place in North America and Europe or under construction by our partner, POSCO Energy in South Korea. Our global cell manufacturing capabilities are described below:

North America: We operate a 65,000 square-foot manufacturing facility in Torrington, Connecticut where we produce the DFC cell packages and assemble the fuel cell modules. The completed modules are then conditioned at our facility in Danbury, Connecticut for the final step in the manufacturing process and then shipped to customer sites. For the South Korean marketplace, the DFC components are currently manufactured in the USA and then shipped to South Korea for local stacking and conditioning.

During 2014, the Company attained ISO 9001:2008 certification for the Torrington Facility, the Danbury Facilities and Field Service, reinforcing the tenets of the FuelCell Energy Quality Management System and our core values of continual improvement and commitment to quality. ISO 9001:2008 certification is a world-recognized standard that defines adherence to quality-oriented processes and procedures.

South Korea: Given the strong demand in Asia, POSCO Energy has built a cell manufacturing facility in Pohang, Korea. Manufacturing equipment is currently being installed with production expected by mid-2015. This facility will have initial capacity of 100 MW but is sized to accommodate up to 200 MW of annual production as the Asian market continues to grow.

Europe: We have a 20,000 square-foot manufacturing facility in Ottobrunn, Germany that has the capability to produce up to 20 megawatts per year. The facility produced its first fuel cell stack in 2013 for an installation in Berlin, Germany and will continue to produce power plants as European demand supports.

Capacity and Production Level
Our overall DFC manufacturing process in North America (module manufacturing, final assembly, testing and conditioning) has a production capacity of 100 MW per year, with full utilization under its current configuration.

We are undertaking a multi-year project to reduce costs and position ourselves for future growth in two phases. The first phase will commence in 2015 and involve a 90,000 square foot addition of our North American manufacturing facility. The building expansion will allow for consolidation of warehousing and service facilities enabling manufacturing efficiencies by providing the needed space to re-configure production. The fuel cell module conditioning process will be moved to Torrington from Danbury, for example. As demand supports, the second phase will involve the addition of manufacturing equipment to increase annual capacity to at least 200 megawatts. The State of Connecticut is extending two low interest and long term loans to us for each of the two phases and up to $10 million of tax credits. Each loan is $10 million, with an interest rate of 2.0 percent and a term of 15 years. Up to 50% of the principal is forgivable if certain job creation and retention targets are met.

Raw Materials and Supplier Relationships
We use various commercially available raw materials and components to construct a fuel cell module, including nickel and stainless steel, which are key inputs to our manufacturing process. Our fuel cell stack raw materials are sourced from multiple vendors and are not considered precious metals. We have a global integrated supply chain that serves North American, European, and Asian production facilities. In addition to manufacturing the fuel cell module in our Torrington facility, the electrical and mechanical BOP are assembled by and procured from several suppliers. All of our suppliers must undergo a qualification process. We continually evaluate new suppliers and are currently qualifying several new suppliers. We purchase fuel and electrical balance of plant componentry from third party vendors, based on our own proprietary designs.

Product Cost Reduction
Our overall cost reduction strategy is based on the assumption that continued increases in production will result in further economies of scale. In addition, our cost reduction strategy relies on implementation of further advancements in our manufacturing process, global competitive sourcing, engineering design and technology improvements (including longer scheduled module replacement periods and increased module power output). We have a broad range of initiatives to reduce costs and improve our overall project affordability.
Improvements in affordability, driven by product cost reductions, are critical for us to accelerate market adoption of our fuel cell products and attain company profitability. Cost reductions will also reduce or eliminate the need for incentive funding programs which currently allow us to price our products to compete with grid-delivered power and other distributed generation technologies.

We have reduced the product cost of our megawatt-class power plants by more than 60 percent from the first commercial installation in 2003 through engineering redesign, sourcing, and improved power output and fuel cell stack life. Growing purchasing volume has reduced costs and strengthened the supply chain by enabling direct purchasing rather than through distributors and the ability to access stronger national and international suppliers rather than small local or regional fabricators. Once POSCO’s Asian manufacturing facility is operational, increased levels of purchasing from the integrated global supply chain, whether by POSCO Energy or the Company, will benefit both parties by obtaining lower pricing tiers from suppliers from the greater combined purchasing volume.

Engineering, Procurement and Construction
We provide customers with complete turn-key solutions including the development, engineering, procurement, construction, operations and interconnection for our fuel cell projects. From an Engineering, Procurement and Construction (EPC) standpoint, FCE has an extensive history of safe and timely delivery of turnkey projects. We have developed relationships with many design firms and licensed general contractors and have a repeatable, safe, and efficient execution philosophy that has been successfully demonstrated multiple times in many different U.S. states and some European countries with an exemplary safety record. The ability to rapidly and safely execute installations minimizes high cost construction period financing and can assist customers in certain situations when the commercial operating date is time sensitive.

As an example, in 2013 we completed a 14.9 MW fuel cell park in Bridgeport, Connecticut that was constructed and made operational in less than a year from groundbreaking in December 2012 without a single lost man hour. FCE manufactured the fuel cells and provided complete EPC services contract for the project owner, Dominion Resources (NYSE: D). The project was built on a remediated urban brownfield site and was constructed on schedule and within budget. Included in the project was a three-mile underground utility interconnect with the local utility, United Illuminating.

Services and Warranty Agreements

We offer a comprehensive portfolio of services including: engineering, project management, installation, performance contracts, long-term operating and maintenance programs, including trained technicians that remotely monitor and operate the plants around the world 24 hours a day and 365 days a year. We employ field technicians to service the power plants and maintain service centers near our customers to ensure high availability of our plants. All of our customers purchase service agreements ranging from one to 20 years. Pricing for service contracts is based upon the markets in which we compete and includes all future maintenance and scheduled fuel cell module exchanges. While the electrical and mechanical BOP in our DFC power plants is designed to last over 25 years, the current fuel cell modules must be replaced approximately every five years.

Under the typical provisions of the service agreements, we provide services to monitor, operate and maintain customer power plants to meet specified performance levels. Operations and maintenance is a key driver for power plants to deliver their projected revenue and cash flows. Many of our service agreements include guarantees for system performance, including electrical output and heat rate. Should the power plant not meet the minimum performance levels, we may be required to replace the fuel cell module with a new or used replacement and/or pay performance penalties. The service aspects of our business model provide a recurring and predictable revenue stream for the Company. We have committed production for scheduled fuel cell module exchanges under service agreements through the year 2034. The pricing structure of the service agreements incorporates these scheduled fuel cell module exchanges and the committed nature of this production facilitates our production planning. Customers benefit from predictable expenses over the life of the contract and reduced risk. Our goal is to optimize our customers’ power plants to meet expected operating parameters throughout their contracted project term.

In addition to our service agreements, we provide for a warranty for our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We reserve for estimated future warranty costs based on historical experience.
License Agreements and Royalty Income
We receive license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. On October 31, 2012, we entered into a Cell Technology Transfer Agreement ("CTTA") with POSCO Energy. The CTTA provides POSCO Energy with the technology to manufacture Direct FuelCell power plants in South Korea and the market access to sell power plants throughout Asia for an initial term of 15 years with two renewal options of five years each. Under the CTTA, the Company is providing consulting and procurement expertise in the design and construction of a manufacturing facility in South Korea that is financed and owned by POSCO Energy. In conjunction with the CTTA, the Company receives a 3.0 percent royalty on POSCO Energy net product sales as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy and installed at any plant in Asia under terms of our Master Service Agreement.
We expect this to be a growing revenue and margin stream for the Company as POSCO Energy continues to develop the market in Asia and deploy our technology. As we expand into other vertical or geographic markets, we may pursue additional licensing and royalty opportunities to expand our revenues.

Advanced Technology Programs (Third Party Funded Research and Development)
We perform both public and privately-funded research and development to expand the markets for our DFC power plants, reduce costs, and expand our technology portfolio in complementary high-temperature fuel cell systems. This research builds on the versatility of our fuel cell power plants and contributes to the development of potentially new end markets. Our power plants provide various value streams including clean electricity, high quality usable heat, hydrogen suitable for vehicle fueling or industrial purposes as well as use of DFC power plants to concentrate carbon dioxide from coal and natural gas fired power plants. Our Advanced Technology Programs are focused on three strategic areas for commercialization within a reasonable timeframe: (1) Distributed hydrogen production, compression, and recovery, (2) Carbon capture for emissions reduction and power generation (3) Solid oxide fuel cells (SOFC) for stationary power generation and energy storage. The revenue and associated costs from government and third party sponsored research and development is classified as “Advanced technologies contract revenues” and “Cost of advanced technologies contract revenues”, respectively, in our consolidated financial statements.

We have worked on technology development with various U.S. government departments and agencies, including the Department of Energy (DOE), the Department of Defense (DOD), the Environmental Protection Agency (EPA), the Defense Advanced Research Projects Agency (DARPA), Office of Naval Research (ONR), and the National Aeronautics and Space Administration (NASA). Government funding, principally from the DOE, provided 6 percent, 5 percent, and 6 percent of our revenue for the fiscal years ended 2014, 2013, and 2012, respectively.

Significant research and development programs on which we are currently working include:

Distributed Hydrogen production, compression, and recovery - On-site or distributed hydrogen generation represents an attractive market for the DFC technology. Our high temperature DFC power plant generates electricity directly from a fuel by reforming the fuel inside the fuel cell to supply hydrogen for the electrical generation process. Gas separation technology can be added to capture hydrogen that is not used by the electrical generation process, and we term this configuration DFC-H2. This value-added proposition may be compelling for industrial users of hydrogen or for vehicle fueling further summarized as follows:

Industrial Applications: We are currently operating a tri-generation DFC300-H2 power plant at our Torrington manufacturing facility, utilizing natural gas to supply 1) electricity for the facility, 2) heat for the building, and 3) hydrogen for the manufacturing process, replacing hydrogen that was delivered by diesel truck. The installation is a showcase for industrial users of hydrogen to visit. The project is supported by the DOE and the State of Connecticut.

Vehicle fueling Applications: A tri-generation DFC300-H2 power plant completed a three year demonstration in mid-2014 at the Orange County Wastewater Treatment Facility in Irvine, California, utilizing renewable biogas to supply hydrogen for use in fuel cell vehicle fueling and clean renewable electricity. The demonstration was performed under sub-contract to Air Products (NYSE: APD) with funding provided by the DOE, California Air Resources Board, South Coast Air Quality Management District, the Orange County Sanitation District, and Southern California Gas Company.

Carbon Capture - Coal and natural gas are abundant, low cost, domestic resources that are widely used to generate electricity, but with a significant carbon footprint. Cost effective and efficient carbon capture from coal-fired and gas-fired power plants potentially represents a large global market because it could enable clean use of these domestic fuels. Our carbonate fuel cell technology separates and concentrates carbon dioxide (CO2) as a side reaction during the power generation process. DFC carbon capture research conducted by us has demonstrated that this is a viable technology for the efficient separation of CO2 from coal or natural gas powerplant exhaust streams. Capturing CO2 as a side reaction while generating additional valuable power is an approach that could be more cost effective than other systems which are being considered for carbon capture. Research funding has been received from both government and private industry for a variety of applications including:

1.	U.S. EPA provided funding in 2011 for evaluating carbon capture from industrial applications;

2.
The U.S. DOE has funded three phases of carbon capture research to evaluate the use of Direct FuelCell technology to efficiently and cost effectively separate CO2 from the emissions of existing coal-fired power plants with the most recent funding received in September 2014;

3.	A global energy company provided funding in October 2014 for carbon capture research with gas-fired central generation power plants.

Solid oxide fuel cell (SOFC) development and commercialization: We are working towards commercialization of solid oxide fuel cell technology to target sub-megawatt commercial applications including high-rise residential buildings, office buildings, and smaller wastewater treatment facilities that do not have enough gas production to support a multi-megawatt solution. The potential market opportunity for sub-megawatt applications is for customers that need on-site power generation in either combined heat and power or electric-only configurations. SOFC technology is complementary to our carbonate technology based MW scale DFC product line and affords us the opportunity to leverage our field operating history, existing expertise in power plant design, fuel processing and high volume manufacturing and will leverage our existing installation and service infrastructure.

We have been a prime contractor in the DOE's Solid State Energy Conversion Alliance (SECA) since 2003 and are currently working on an award that commenced in September 2014 to demonstrate a sub-megawatt solid oxide fuel cell power plant configured for CHP output and connected to the electric grid at our Danbury, Connecticut facility. SOFC research facilities are also maintained in Littleton, Colorado, USA and Calgary, Canada.

In addition to the SECA program, we participate in various other contracts to advance the technology. The largest is with The Boeing Company for the development of a storage and propulsion system under a U.S. Defense Advanced Research Projects Agency (DARPA) program for a very long endurance unmanned aircraft with the SOFC system paired with solar equipment. This program involves controlled technical information that is subject to the International Traffic in Arms Regulations (ITAR).

We see significant market opportunities for Distributed Hydrogen Production, Carbon Capture and Solid Oxide Fuel Cells solutions. The demonstration projects described above are steps on the commercialization road map as we prudently leverage third-party resources and funding to accelerate the commercialization and realize the market potential for each of these solutions.

Research and Development (Company Funded Research and Development)
In addition to research and development performed under research contracts, we also fund our own research and development projects including extending module life, increasing the power output of our modules and reducing the cost of our products. Initiatives include increasing the net power output of the fuel cell stacks to 375 kW from 350 kW currently, and extending the stack life to seven years from five years currently. Greater power output and improved longevity will lead to improved gross margin profitability on a per unit basis for each power plant sold and improved profitability of service contracts, which will support expanding gross margins for the Company.

In addition to output and life enhancements, we also invest in cost reduction and improving the performance, quality and serviceability of our plants. We are also developing designs for lower cost multi-megawatt fuel cell parks. These efforts continually improve our value proposition and affordability.

Company-funded research and development is included in Research and development expenses (operating expenses) in our consolidated financial statements. The total research and development expenditures in the consolidated statement of operations, including third party and Company-funded, are as follows:

	Years Ended October 31,
	2014	2013	2012
Cost of advanced technologies contract revenues	$16,664	$13,864	$7,237
Research and development expenses	18,240	15,717	14,354
Total research and development	$34,904	$29,581	$21,591

Competition

The electric generation market is competitive with continually evolving participants. Our DFC power plants compete in the marketplace for stationary distributed generation. In addition to different types of stationary fuel cells, some other technologies that compete in this marketplace include micro-turbines and reciprocating gas engines.

Fuel cell technologies are classified according to the electrolyte used by each fuel cell type. Our DFC technology utilizes a carbonate electrolyte. Carbonate-based fuel cells offer a number of advantages over other types of fuel cells designed for megawatt-class commercial applications. These advantages include carbonate fuel cells' ability to generate electricity directly from readily available fuels such as natural gas or renewable biogas, lower raw material costs as the high temperature of the fuel cell allows for the use of commodity metals rather than precious metals, and high-quality heat suitable for CHP applications. We are also actively developing solid oxide fuel cell (SOFC) technology, as discussed in the prior Advanced Technology section. Other fuel cell types that may be used for commercial applications include phosphoric acid (PAFC) and proton exchange membrane (PEM).

The following table illustrates industry estimates of the electrical efficiency, expected capacity range and byproduct heat use of the four principal types of fuel cells as well as highlights of typical market applications:

	MW - Class	Sub-MW-Class		Micro CHP	Mobile
Technology	Carbonate (CFC)	Phosphoric Acid (PAFC)	Solid Oxide (SOFC)	PEM/ SOFC	Polymer Electrolyte Membrane (PEM)
Plant size	300kW - 2.8 MW or higher	400kW	up to 240 kW	< 10 kW	5 - 100 kW
Typical Application	Utilities, universities, industrial - baseload	Commercial buildings - baseload	Commercial buildings - baseload	Residential and small commercial	Transportation
Fuel	Natural gas, Biogas, others	Natural gas	Natural gas	Natural gas	Hydrogen
Advantages	Efficiency, lowest cost, fuel flexible & CHP	CHP	Efficiency	Load following & CHP	Load Following
Electrical efficiency	43% - 47% (or higher w/ hybrid or HEFC configuration)	40% - 42%	50% - 60%	25% - 35%	25% - 35%
CHP	Steam, hot water, chilling & hybrid electrical applications	Hot water, chilling	Depends on technology used	Suitable for facility heating	n/a

Several companies in the U.S. are engaged in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of stationary carbonate fuel cells. Emerging fuel cell technologies (and the companies developing them) include stationary PEM fuel cells (Ballard Power Systems), portable PEM fuel cells (Ballard Power Systems, Plug Power, and increasing activity by numerous automotive companies including Toyota, Hyundai and GM), stationary phosphoric acid fuel cells (Doosan), stationary solid oxide fuel cells (LG/Rolls Royce partnership, General Electric, Bloom Energy), and small residential solid oxide fuel cells (Parker Hannifin, Toyota/Kyocera and Ceramic Fuel Cells Ltd.). Each of these competitors with stationary fuel cell applications has the potential to capture market share in our target markets.

There are other potential fuel cell competitors internationally. In Japan, Fuji Electric has been involved with both PEM and phosphoric acid fuel cells and Panasonic is involved with PEM fuel cells for micro-CHP applications. In the United Kingdom, AFC Energy is engaged in alkaline fuel cell development and Intelligent Energy Holdings is engaged in PEM development for consumer products and transportation.

Other than fuel cell developers, we also compete with companies such as Caterpillar, Cummins, Wartsilla, MTU Friedrichshafen GmbH (MTU), Mitsubishi Heavy Industries and Detroit Diesel, which manufacture more mature combustion-based distributed power generation equipment, including various engines and turbines, and have well-established manufacturing and distribution operations along with product operating and cost features. Competition on larger MW projects may also come from gas turbine companies like General Electric, Caterpillar Solar Turbines and Kawasaki.

We also compete against the electric grid, which is readily available to prospective customers. The electric grid is supplied by traditional centralized power plants including coal, gas and nuclear, with transmission lines used to transport the electricity to the point of use.

Our stationary fuel cell power plants generally do not directly compete against solar and wind, but can complement their intermittency with the continuous power output of the fuel cells. Solar and wind require specific geographies and weather profiles, as well as up to ten times the land requirements of our DFC plants.

Government Policy

We expect to transition the business towards operating in sustainable markets that do not require specific government subsidies or support programs to compete against more traditional forms of power generation. Support programs for fuel cells, depending on the jurisdiction, include renewable portfolio standards, feed in tariffs and self-generation incentive programs, net energy metering programs and tax incentives. These incentives help to accelerate the adoption of clean, efficient and renewable power generation.

In the United States, the federal government provides an uncapped investment tax credit (ITC) that allows a taxpayer to claim a credit of 30% of qualified expenditures (up to a tax credit limit of $3,000/kW)for fuel cell power plants that are placed in service on or before December 31, 2016. The ITC is a primary economic driver of fuel cell projects in the USA. The ITC expiration at the end of 2016 (unless extended) underscores the need for the LCOE on our projects to continue to decline toward grid parity. While the expiration of the 30% ITC poses potential uncertainty in the USA, we believe that our LCOE reduction plans can off-set the potential impact. The federal government also provides accelerated depreciation for eligible fuel cell projects.

The majority of states in the U.S. have enacted legislation adopting Renewable Portfolio Standards (RPS) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible renewable resources, by a specified date. RPS legislation and implementing regulations vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits (certificates representing the generation of renewable energy) qualify for RPS compliance. Fuel cells using biogas qualify as renewable power generation technology in all of the RPS states in the U.S., and seven states specify that fuel cells operating on natural gas are also eligible for these initiatives in recognition of the high efficiency of fuel cells and near-zero pollutants.
In addition to RPS programs, states and municipalities in the USA have also adopted programs for which our products qualify. Most notably there are strong programs in California supporting self-generation, clean air power generation and carbon reduction. In the Northeast, Connecticut, New York and New Jersey all have programs supporting on-site power production, combined heat and power applications, carbon reduction, grid resiliency / micro-grids and utility ownership of fuel cell projects.

Internationally, South Korea has adopted an RPS to promote clean energy, reduce carbon emissions, and develop a local green-industry to accelerate economic growth. The RPS is designed to increase renewable power generation to ten percent of total power generation by 2022 from two percent in 2012 by requiring an additional one half of one percent of new & renewable power added annually from 2012 to 2016, increasing to one percent per annum through 2022. This equates to an estimated 350 MW annually through 2016, increasing to about 700 MW annually thereafter. Electric utilities and independent power producers that have in excess of 500 MW of power generation capacity are required to comply with the RPS. In addition, a Renewable Heat Obligation program creation is in process to accelerate the adoption of combined heat and power (CHP) installations with targeted implementation in 2016. The South Korean government expects to initiate a cap-and-trade system in 2015, targeting about 60 percent of greenhouse gas emissions from industrial operations that produce more than 25,000 tons of CO2 per year. The South Korean government has pledged to reduce greenhouse gas emissions 30 percent by 2020 from projected levels. The cap-and-trade legislation is designed to link internationally with emissions trading systems in other countries.

In Europe there are a number of renewable energy programs and feed-in tariffs which contribute to growth in our markets. In Germany there are several financial incentives for stationary fuel cell power plants operating on either natural gas or renewable biogas. Combined heat and power (CHP) configurations receive additional incentives as the German government is targeting 25 percent of electricity generation to include CHP by 2020, up from the current level of 15 percent. Germany uses a feed-in tariff as the foundational incentive program driving adoption of CHP, and the National Organization Hydrogen and Fuel Cell Technology (NOW) program as the lever that provides differentiation for fuel cells against conventional technology.

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

At October 31, 2014, the Company, excluding its subsidiaries has 89 current U.S. patents and 65 international patents covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions). 85 of our U.S. patents relate to our Direct FuelCell technology, one patent relates to SOFC technology and three patents relate to PEM fuel cell technology. We also have submitted 11 U.S. and 66 international patent applications. Our patents will expire between 2015 and 2032, and the current average remaining life of our patents is approximately 10.7 years.  During 2014, 9 new U.S. patents were issued or allowed and 3 U.S. and 18 international patents expired or were abandoned. The expiration of these patents has no material impact on our current or anticipated operations. We also have approximately 18 invention disclosures in process with our patent counsel that may result in additional patent applications.

Our subsidiary, Versa Power Systems, Inc., has 27 current U.S. patents and 52 international patents covering their SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 9.4 years. Versa Power Systems, Inc. also has submitted 7 U.S. and 12 international patent applications. In addition, our subsidiary FuelCell Energy Solutions, GmbH has license rights to use FuelCell Energy's carbonate fuel cell technology as well as 8 U.S. and 136 international patents for carbonate fuel cell technology licensed from its co-owner, Fraunhofer IKTS.

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

Significant Customers and Information about Geographic Areas
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. For the fiscal years ended October 31, 2014, 2013 and 2012, our top five customers, POSCO Energy (which is a related party and owns approximately 11 percent of the outstanding common shares of the Company), The United Illuminating Company, Dominion Bridgeport Fuel Cell, LLC, Department of Energy and NRG Energy (which is a related party and owns approximately 6 percent of the outstanding common shares of the Company), accounted for in aggregate of 88 percent, 88 percent and 83 percent, respectively, of our total annual consolidated revenue. Revenue percentage by major customer for the last three fiscal years is as follows:

	Years Ended October 31,
	2014	2013	2012
POSCO Energy	69%	54%	76%
The United Illuminating Company	9%	—%	—%
Dominion Bridgeport Fuel Cell, LLC	3%	29%	—%
Department of Energy	4%	5%	7%
NRG Energy	3%	—%	—%
Total	88%	88%	83%
See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements and Supplementary Data for further information regarding our revenue and revenue recognition policies.

We have marketing and manufacturing operations both within and outside the United States. We source raw materials and balance of plant components from a diverse global supply chain. In 2014, the foreign country with the greatest concentration risk was South Korea, accounting for 69% of our consolidated net sales. As part of our Strategic Plan, we are in the process of diversifying our sales mix from both a customer specific and geographic perspective. See Item 1A: “Risk Factors - We are substantially dependent on a concentrated number of customers and the loss of any one of these customers could adversely affect our business, financial condition and results of operations" and "Risk Factors - We depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain."

The international nature of our operations subjects us to a number of risks, including fluctuations in exchange rates, adverse changes in foreign laws or regulatory requirements and tariffs, taxes, and other trade restrictions. See Item 1A: “Risk Factors - We are subject to risks inherent in international operations”.” See also Note 13 “Segment and Geographical Information,” to the consolidated financial statements in Part II, Item 8, “Consolidated Financial Statements And Supplementary Data” of the Form 10-K Report for information about our net sales by geographic region for the years ended October 31, 2014 , 2013 , and 2012 . See also Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for other information about our operations and activities in various geographic regions.
Sustainability

FuelCell Energy’s ultra-clean, efficient and reliable fuel cell power plants help our customers achieve their sustainability goals. These highly efficient and environmentally friendly products support the “Triple Bottom Line” concept of sustainability, consisting of Environmental, Social and Economic considerations.

We value sustainability just as seriously as our customers. We continue to incorporate sustainability best practices into our corporate culture and into the design, manufacture, installation and servicing of our stationary fuel cell power plants. For example, at the end-of-life for our power plants, we refurbish and re-use certain parts of the power plant and we are able to recycle most of what we cannot re-use, supporting the sustainability concept of ‘cradle-to-cradle’. Some of the parts in the fuel cell module can be re-furbished, such as end plates, while the individual fuel cell components are sent to a smelter for recycling. The balance of plant has an operating life of twenty to twenty-five years, at which time metals such as steel and copper can be reclaimed for scrap value.

We have made measurable progress with incorporating sustainable business practices throughout all aspects of our organization but we recognize that there is still more to be done. We have a designated Sustainability Officer who promotes sustainable business practices in our manufacturing and administrative functions. For example, on the production floor, we reuse scrap from the manufacturing process, minimizing production waste. We have a tri-generation fuel cell power plant at our North American manufacturing plant, efficiently generating power and heat for the facility and hydrogen for the manufacturing process. From a sustainability standpoint, on-site tri-generation avoids the use of a combustion-based boiler for heat and its associated emissions and reduces pollutants from the diesel truck needed for hydrogen delivery, reducing our carbon footprint and benefiting the surrounding community. In administrative functions, we strive to continually improve energy efficiency, such as installing high efficiency lighting and promoting recycling.

Associates

At October 31, 2014, we had 622 full-time associates, of whom 304 were located at the Torrington, Connecticut manufacturing plant, 269 were located at the Danbury, Connecticut facility or various field offices, and 49 were located at our foreign locations. In addition, at October 31, 2014, the Company had 18 temporary workers, 12 located at the Torrington manufacturing plant and 6 located at the Danbury facility. None of our associates is represented by a labor union or covered by a collective bargaining agreement. We believe our relations with our associates are good.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06810. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov .

Executive Officers of the Registrant

NAME	AGE	PRINCIPAL OCCUPATION
Arthur A. Bottone President and Chief Executive Officer	54
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

Michael Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	46
Mr. Bishop was appointed Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer in June 2011. He has more than 20 years of experience in financial operations and management with public high growth technology companies with a focus on capital raising, project finance, debt/treasury management, acquisition integration, strategic planning, internal controls, and organizational development. Since joining the Company in 2003, Mr. Bishop has held a succession of financial leadership roles including Assistant Controller, Corporate Controller and Vice President and Controller. Prior to joining FuelCell Energy, Mr. Bishop held finance and accounting positions at TranSwitch Corporation, Cyberian Outpost, Inc. and United Technologies, Inc. He is a certified public accountant and began his professional career at McGladrey and Pullen, LLP. Mr. Bishop also served four years in the United States Marine Corps.
Mr. Bishop received a Bachelor of Science in Accounting from Boston University in 1993 and a MBA from the University of Connecticut in 1999.

Anthony F. Rauseo Senior Vice President, Chief Operating Officer	55
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
We have been transitioning from a research and development company to a commercial products manufacturer, and services provider and developer. As such, we have not been profitable since our fiscal year ended October 31, 1997. We expect to continue to incur net losses and generate negative cash flows until we can produce sufficient revenues to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability. We have, from time to time, sought financing in the public markets in order to fund operations. Our future ability to obtain such financing, if required, could be impaired by a variety of factors, including, but not limited to, the price of our common stock and general market conditions.
Our cost reduction strategy may not succeed or may be significantly delayed, which may result in our inability to deliver improved margins.
Our cost reduction strategy is based on the assumption that continued increases in production will result in economies of scale. In addition, our cost reduction strategy relies on advancements in our manufacturing process, global competitive sourcing, engineering design, reducing the cost of capital and technology improvements (including stack life and projected power output). Failure to achieve our cost reduction targets could have a material adverse effect on our results of operations and financial condition.
Our products compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products, sales of our products will be adversely affected. Volatility of electricity and fuel prices may impact sales of our products and services in the markets in which we compete.
Our products can operate using a variety of fuels, including primarily natural gas and biogas and also methanol, diesel, coal gas, coal mine methane, and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal as well as local utility electricity costs. Significant decreases (or short term increases) in the price of these fuels or grid delivered prices for electricity could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products.
The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, including our fuel cell power plants, could reduce demand for our products and services, lead to a reduction in our revenues and adversely impact our operating results.
We believe that the near-term growth of alternative energy technologies, including our fuel cells, relies on the availability and size of government and economic incentives (including, but not limited to, the U.S. Federal investment tax credit, the incentive programs in South Korea and state renewable portfolio standard programs). The U.S. Federal investment tax credit expires on December 31, 2016. Other government incentives expire, phase out over time, exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be challenged by utility companies, or be found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives may result in the diminished economic competitiveness of our power plants to our customers and could materially and adversely affect the growth of alternative energy technologies, including our fuel cells, as well as our future operating results.

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
Financial market volatility can affect both the debt, equity and project finance markets. This may impact the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than ours. It is impossible to predict future financial market volatility and instability and the impact on our Company and it may have a materially adverse effect on us for a number of reasons, such as:

•
The long term nature of our sales cycle can require long lead times between application design, order booking and product fulfillment. For this, we often require substantial cash down payments in advance of delivery. Our growth strategy assumes that financing will be available for the Company to finance working capital or for our customers to provide down payments and to pay for our products. Financial market issues may delay, cancel or restrict the construction budgets and funds available to the Company or our customers for the deployment of our products and services.

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

Our contracted products may not convert to revenue, and our project pipeline may not convert to contracts, which may have a material adverse effect on our revenue and cash flow.
Some of the orders we accept from customers require certain conditions or contingencies (such as permitting, interconnection or financing) to be satisfied, some of which are outside of our control. The time periods from receipt of a contract to installation may vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s site requirements. This could have an adverse impact on our revenue and cash flow.
We have signed product sales contracts, engineering, procurement and construction contracts (EPC) and long-term service agreements with customers subject to contractual, technology and operating risks as well as market conditions that may affect our operating results.
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
We extend product warranties, which could affect our operating results.
We provide for a warranty of our products for a specific period of time against manufacturing or performance defects. We accrue for warranty costs based on historical warranty claim experience, however actual future warranty expenses may be greater than we’ve assumed in our estimates. As a result, operating results could be negatively impacted should there be product manufacturing or performance defects in excess of our estimates.
Our products are complex and could contain defects and may not operate at expected performance levels which could impact sales and market adoption of our products or result in claims against us.
We develop complex and evolving products. Our initial installations were demonstration power plants intended to test the technology in real-world applications. We learned extensively from these demonstration installations, enhancing the technology and improving the operation of the power plants. Our first commercial Direct FuelCell power plant installation in 2003 had a rated power output of 250 kW and a three year stack life. Most of these 250 kW demonstration installations were terminated at contract conclusion or earlier as the costs were too high to justify continuation and the customer’s power needs did not support a sub-megawatt-class power plant. Certain of these early product designs did not meet our expectations resulting in mixed performance history, impacting the adoption rate of our products. Costs are lower for our newer megawatt-class plants compared to sub-megawatt plants due to scale. With the growing expertise gained from an expanding installed base, we continue to advance the capabilities of the fuel cell stacks and are now producing stacks with a net rated power output of 350 kW and an expected five year life.
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
Several companies are involved in fuel cell development, although we believe we are the only domestic company engaged in significant manufacturing and commercialization of carbonate fuel cells. Emerging fuel cell technologies (and companies developing them) include PEM stationary fuel cells (Ballard Power Systems, Inc.), phosphoric acid fuel cells (Doosan Fuel Cells America, formerly ClearEdge Power) and solid oxide fuel cells (LG, GE and Bloom Energy). Each of these competitors has the potential to capture market share in our target markets. There are also other potential fuel cell competitors internationally that could capture market share.
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
We have two large and influential stockholders, which may make it difficult for a third party to acquire our common stock.
POSCO Energy currently owns approximately 11 percent of our outstanding common stock and NRG Energy owns approximately 6 percent of our outstanding common stock, which could make it difficult for a third party to acquire our common stock. POSCO Energy is also a licensee of our technology and purchaser of our products and NRG is a purchaser of our products. Therefore, it may be in their interest to exert their substantial influence over matters concerning our overall strategy and technological and commercial development.
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
We contract with a concentrated number of customers for the sale of products and for research and development contracts. This includes POSCO Energy, which is a related party and owns approximately 11 percent of the outstanding common shares of the Company. POSCO Energy accounted for 69 percent of the Company's total revenues in fiscal year 2014
There can be no assurance that we will continue to achieve the current level of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a limited number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreements, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales to, one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

If our goodwill and other intangible assets, inventory or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to earnings in our financial statements should we determine that our goodwill, other intangible assets (i.e., in process research and development (“IPR&D”)) or project assets (property, plant and equipment) are impaired. Such a charge might have a significant impact on our financial position and results of operations.

As required by accounting rules, we review our goodwill for impairment at least annually in the fourth quarter or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in projections of future cash flows and lower future growth rates in our industry. We review IPR&D for impairment on a quarterly basis. If the technology has been determined to be abandoned or not recoverable, we would be required to impair the asset. We review inventory and project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable and recoverable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. If our projects are not considered commercially viable, we would be required to impair the respective project assets.
Our Advanced Technologies contracts are subject to the risk of termination by the contracting party and we may not realize the full amounts allocated under the contracts due to the lack of Congressional appropriations.
A portion of our fuel cell revenues have been derived from long-term cooperative agreements and other contracts with the U.S. Department of Energy, the U.S. Department of Defense, the U.S. Navy, and other U.S. Government agencies. These agreements are important to the continued development of our technology and our products. We also contract and partner with private sector companies under certain Advanced Technology contracts to develop strategically important and complementary offerings.
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
Eight U.S. patents that we own have resulted from government-funded research and are subject to the risk of exercise of “march-in” rights by the government. March-in rights refer to the right of the U.S. government or a government agency to exercise its non-exclusive, royalty-free, irrevocable worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. These “march-in” rights permit the U.S. government to take title to these patents and license the patented technology to third parties if the contractor fails to utilize the patents. In addition, one of our DOE-funded research and development agreements also required us to agree that we will not provide to a foreign entity any fuel cell technology subject to that agreement unless the fuel cell technology will be substantially manufactured in the U.S.
We are classified for Government contracting as a “Large Business”, which could adversely affect our rights to own future patents under DOE-funded contracts.
We are classified as a “large business” under DOE contracts. This allows us to own the patents that we develop under new DOE contracts if we obtain a waiver from DOE. A “large business” under applicable government regulations generally consists of more than 500 employees averaged over a one year period. We will not own future patents we develop under new contracts, grants or cooperative agreements funded by the DOE, unless we obtain a patent waiver from the DOE. Should we not obtain a patent waiver and outright ownership, we would nevertheless retain exclusive rights to any such patents, so long as we continue to commercialize the technology covered by the patents.

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
Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. In addition, we have licensed our carbonate fuel cell manufacturing intellectual property to POSCO Energy, and we depend on POSCO Energy to also protect our intellectual property rights as licensed. At October 31, 2014, the Company, excluding its subsidiaries, had 89 current U.S. patents and 65 international patents covering our fuel cell technology. The U.S. patents have an average remaining life of approximately 10.7 years. Our subsidiary, Versa, has 27 current U.S. patents and 52 international patents covering their SOFC technology, with an average remaining U.S. patent life of approximately 9.4 years. In addition, our subsidiary, FuelCell Energy Solutions, GmbH, has 8 current U.S. patents and 136 international patents for carbonate fuel cell technology licensed from its co-owner, Fraunhofer IKTS.
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
Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. The fuels we use are combustible and may be toxic. In addition, our Direct FuelCell products operate at high temperatures and use corrosive carbonate material, which could expose us to potential liability claims. Although we have incorporated a robust design and redundant safety features in our power plants and have established comprehensive safety, maintenance, and training programs in place, follow third-party certification protocols, codes and standards, and do not store natural gas or hydrogen at our power plants, we cannot guarantee that there will not be accidents. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain adequate insurance coverage on acceptable terms.
We are subject to risks inherent in international operations.
Since we market our products both inside and outside the U.S., our success depends in part on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. Sales to customers located outside the U.S. accounts for a significant portion of our consolidated revenue. Sales to customers in South Korea represent the majority of our international sales. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements, potential conflicts or disputes that countries may have to deal with, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our results of operations and financial condition.

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. Joint ventures or other business arrangements with strategic partners outside of the United States have and are expected in the future to involve investments denominated in the local currency. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales and cost of sales and could result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

We could also expand our business into new and emerging markets, many of which have an uncertain regulatory environment relating to currency policy. Conducting business in such markets could cause our exposure to changes in exchange rates to increase, due to the relatively high volatility associated with emerging market currencies and potentially longer payment terms for our proceeds. Our ability to hedge foreign currency exposure is dependent on our credit profile with the banks that are willing and able to do business with us. Deterioration in our credit position or a significant tightening of the credit market conditions could limit our ability to hedge our foreign currency exposure; and therefore, result in exchange gains or losses.
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
The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet commercialization milestones;

•	variations in our quarterly operating results from the expectations of securities analysts or investors;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	changes in the securities analysts' that cover us or failure to regularly publish reports;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	investor perception of our industry or our prospects;

•	insider selling or buying;

•	demand for our common stock; and

•	general technological or economic trends.
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
Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. In addition, certain provisions of our Series 1 Preferred Shares and our Series B preferred stock could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.
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
The rights of the Series 1 preferred shares and Series B preferred stock could negatively impact our cash flows and could dilute the ownership interest of our stockholders.
The terms of the Series 1 preferred shares issued by FCE FuelCell Energy, Ltd. (“FCE Ltd.”), our wholly-owned, indirect subsidiary, provide rights to the holder, Enbridge Inc. (“Enbridge”), which could negatively impact us.
The provisions of the Series 1 Preferred Shares require that FCE Ltd. make annual payments totaling Cdn. $1,250,000, including (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. These payments will end on December 31, 2020. Additional dividends accrue on cumulative unpaid dividends at a 1.25 percent quarterly rate, compounded quarterly, until payment thereof. On December 31, 2020 the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million shall be paid to the holders of the Series 1 Preferred Shares. FCE Ltd. has the option of making dividend payments in the form of common stock or cash under the Series 1 Preferred Shares provisions.
We are also required to issue common stock to the holder of the Series 1 preferred shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $2.02 (our common stock closing price on October 31, 2014) and an exchange rate of U.S. $1.00 to Cdn. $1.12 at the time of conversion, we would be required to issue approximately 2,069,405 shares of our common stock.
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

Exports of certain of our products are subject to various export control regulations and may require a license or permission from the U.S. Department of State, the U.S. Department of Energy or other agencies.
As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. We are subject to export control laws and regulations, including the International Traffic in Arms Regulation “ITAR”, the Export Administration Regulation “EAR”, and the Specially Designated Nationals and Blocked Persons List, which generally prohibit U.S. companies and their intermediaries from exporting certain products, importing materials or supplies, or otherwise doing business with restricted countries, businesses or individuals, and require companies to maintain certain policies and procedures to ensure compliance. Under these laws and regulations, U.S. companies may be held liable for their actions and actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of these laws and regulations, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are also subject to registration under the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). Due to the nature of certain of our products and technology, we must obtain licenses or authorizations from various U.S. Government agencies such as DDTC or DOE, before we are permitted to sell such products or license such technology outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products or license technology outside of the U.S. could negatively impact our results of operations, financial condition or liquidity.

Item 1B.	UNRESOLVED STAFF COMMENTS
None

Item 2.	PROPERTIES
The following is a summary of our offices and locations:

		Square	Lease Expiration
Location	Business Use	Footage	Dates
Danbury, Connecticut	Corporate Headquarters, Research and Development, Sales, Marketing, Purchasing and Administration	72,000	Company owned
Torrington, Connecticut	Manufacturing and Administrative	65,000	December-2015 (1)
Danbury, Connecticut	Manufacturing and Operations	38,000	October-2019
Ottobrunn, Germany	Manufacturing and Administrative	20,000	June-2015
Dresden, Germany	Central European Office, Sales, Marketing, Purchasing and Administrative	420	February-2015
Calgary, Canada	Research and Development	32,220	January-2017
Littleton, Colorado	Research and Development	18,464	August-2018
(1) The lease is expected to be renewed during fiscal year 2015 for a 15-year term. The Company has announced plans to expand the Torrington facility by adding an additional 90,000 square feet. Construction is expected to begin in fiscal year 2015 and completed in 2016.

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

	Common Stock Price
	High	Low
First quarter (through December 31, 2014)	$2.30	$1.45
Year Ended October 31, 2014
First Quarter	$1.95	$1.28
Second Quarter	$4.74	$1.37
Third Quarter	$2.65	$1.86
Fourth Quarter	$2.84	$1.55
Year Ended October 31, 2013
First Quarter	$1.30	$0.83
Second Quarter	$1.15	$0.84
Third Quarter	$1.64	$1.00
Fourth Quarter	$1.57	$1.12
On December 31, 2014, the closing price of our common stock on the Nasdaq Global Market was $1.54 per share. At December 31, 2014, there were 501 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on common stock in the foreseeable future. In addition, the terms of our Series B preferred shares prohibit the payment of dividends on our common stock unless all dividends on the Series B preferred stock have been paid in full.

Performance Graph
The following graph compares the annual change in the Company’s cumulative total stockholder return on its Common Stock for the five fiscal years ended October 31, 2014 with the cumulative stockholder total return on the Russell 2000 Index and a peer group consisting of Standard Industry Classification (“SIC”) Group Code 369 companies listed on The American Stock Exchange, Nasdaq Global Market and New York Stock Exchange for that period (“Peer Index”) and a customized 17 company peer group. It assumes $100 invested on November 1, 2009 with dividends reinvested.

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
The terms of the Series 1 Preferred Shares require (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. These payments commenced on March 31, 2011 and will end on December 31, 2020. Dividends accrue at a 1.25% quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends (inclusive of the Cdn. $12.5 million unpaid dividend balance as of the modification date) at a rate of 1.25% per quarter, compounded quarterly. On December 31, 2020 the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million shall be paid to the holders of the Series 1 Preferred Shares. FCE Ltd. has the option of making dividend payments in the form of common stock or cash under the Series 1 Preferred Shares provisions.
In addition to the above, the significant terms of the Series 1 Preferred Shares include the following:

•	Voting Rights —The holders of the Series 1 Preferred Shares are not entitled to any voting rights.

•
Dividends — Dividend payments can be made in cash or common stock of the Company, at the option of FCE Ltd., and if common stock is issued it may be unregistered. If FCE Ltd. elects to make such payments by issuing common stock of the Company, the number of common shares is determined by dividing the cash dividend obligation by 95 percent of the volume average price in US dollars at which board lots of the common shares have been traded on NASDAQ during the 20 consecutive trading days preceding the end of the calendar quarter for which such dividend in common shares is to be paid converted into Canadian dollars using the Bank of Canada’s noon rate of exchange on the day of determination.

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
A holder of Series 1 Preferred Shares has the right to convert such shares into fully paid and non-assessable common stock of the Company at the following conversion prices:

•	Cdn. $129.46 per share of our common stock until July 31, 2015;

•	Cdn. $138.71 per share of our common stock after July 31, 2015 until July 31, 2020; and

•	at any time after July 31, 2020, at a price equal to 95 percent of the then current market price (in Cdn.$) of shares of our common stock at the time of conversion.
The foregoing conversion prices are subject to adjustment for certain subsequent events.
For example, assuming the holder of the Series 1 preferred shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $2.02 (our common stock closing price on October 31, 2014) and an exchange rate of U.S. $1.00 to Cdn.$1.12 (exchange rate on October 31, 2014) at the time of conversion, we would be required to issue approximately 2,069,405 shares of our common stock.
Series B Preferred Shares
We have 250,000 shares of our 5 percent Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (“Series B Preferred Stock”) authorized for issuance. At October 31, 2014 and 2013, there were 64,020 shares of Series B Preferred Stock issued and outstanding. The shares of our Series B Preferred Stock and the shares of our common stock issuable upon conversion of the shares of our Series B Preferred Stock are covered by a registration rights agreement. The following is a summary of certain provisions of our Series B Preferred Stock.

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
The dividend on the Series B Preferred Stock may be paid in cash; or at the option of the holder, in shares of our common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market. Dividends of $3.2 million were paid in each of the years ended October 31, 2014, 2013 and 2012. There were no cumulative unpaid dividends at October 31, 2014 and 2013.
Liquidation
The Series B Preferred Stock stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share plus all accumulated and unpaid dividends to the date of that liquidation, dissolution, or winding up (“Liquidation Preference”). Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including shares of our common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of our assets. At October 31, 2014 and 2013, the Series B Preferred Stock had a Liquidation Preference of $64.0 million.
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
We may, at our option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of our common stock that are issuable at the then prevailing conversion rate. We may exercise our conversion right only if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75 at October 31, 2014) for 20 trading days during any consecutive 30 trading day period, as described in the Certificate of Designation.
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
The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2014 have been derived from our audited consolidated financial statements together with the notes thereto included elsewhere in this annual report on Form 10-K. The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

Consolidated Statement of Operations Data:
(Amounts presented in thousands, except for per share amounts)

	2014	2013	2012	2011	2010
Revenues:
Product sales	$136,842	$145,071	$94,950	$103,007	$50,192
Service agreements and license revenues	25,956	28,141	18,183	12,097	9,034
Advanced technology contracts	17,495	14,446	7,470	7,466	10,551
Total revenues	180,293	187,658	120,603	122,570	69,777
Costs and expenses:
Cost of product sales	126,866	136,989	93,876	96,525	54,433
Cost of service agreement and license revenues	23,037	29,683	19,045	30,825	23,627
Cost of advanced technology contracts	16,664	13,864	7,237	7,830	10,370
Total cost of revenues	166,567	180,536	120,158	135,180	88,430
Gross profit (loss)	13,726	7,122	445	(12,610)	(18,653)
Operating expenses:
Administrative and selling expenses	22,797	21,218	18,220	16,299	17,150
Research and development costs	18,240	15,717	14,354	16,768	18,562
Total costs and expenses	41,037	36,935	32,574	33,067	35,712
Loss from operations	(27,311)	(29,813)	(32,129)	(45,677)	(54,365)
Interest expense	(3,561)	(3,973)	(2,304)	(2,578)	(127)
Income (loss) from equity investments	—	46	(645)	58	(730)
Impairment of equity investment	—	—	(3,602)	—	—
License fee and royalty income	—	—	1,599	1,718	1,561
Other income (expense), net	(7,523)	(1,208)	1,244	1,047	(254)
Redeemable minority interest	—	—	—	(525)	(2,367)
Provision for income tax	(488)	(371)	(69)	(17)	(44)
Net loss	(38,883)	(35,319)	(35,906)	(45,974)	(56,326)
Net loss attributable to noncontrolling interest	758	961	411	261	663
Net loss attributable to FuelCell Energy, Inc.	(38,125)	(34,358)	(35,495)	(45,713)	(55,663)
Adjustment for modification of redeemable preferred stock of subsidiary	—	—	—	(8,987)	—
Preferred stock dividends	(3,200)	(3,200)	(3,201)	(3,200)	(3,201)
Net loss to common shareholders	$(41,325)	$(37,558)	$(38,696)	$(57,900)	$(58,864)
Net loss to common shareholders
Basic	$(0.17)	$(0.20)	$(0.23)	$(0.47)	$(0.63)
Diluted	$(0.17)	$(0.20)	$(0.23)	$(0.47)	$(0.63)
Weighted average shares outstanding
Basic	245,687	186,525	165,471	124,498	93,926
Diluted	245,687	186,525	165,471	124,498	93,926

Consolidated Balance Sheet Data:
(Amounts presented in thousands, except for per share amounts)

	2014	2013	2012	2011	2010
Cash and cash equivalents (1)	$108,833	$77,699	$57,514	$51,415	$20,467
Short-term investments (U.S. treasury securities)	—	—	—	12,016	25,019
Working capital	141,970	83,066	55,729	18,783	48,171
Total current assets	217,031	189,329	140,626	132,948	102,209
Long-term investments (U.S. treasury securities)	—	—	—	—	9,071
Total assets	280,636	237,636	191,485	183,630	150,529
Total current liabilities	75,061	106,263	84,897	114,165	54,038
Total non-current liabilities	47,269	84,708	32,603	23,983	12,098
Redeemable minority interest	—	—	—	—	16,849
Redeemable preferred stock	59,857	59,857	59,857	59,857	59,857
Total equity (deficit)	98,449	(13,192)	14,128	(14,375)	7,687
Book value per share (2)	$0.34	$(0.07)	$0.07	$(0.10)	$0.07

(1)	Includes short-term and long-term restricted cash and cash equivalents.

(2)	Calculated as total equity (deficit) divided by common shares issued and outstanding as of the balance sheet date.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.
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
Overview

We are an integrated fuel cell company with an expanding global presence on three continents. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed power generation. Our power plants provide megawatt-class scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Our plants are operating in more than 50 locations in nine countries on three different continents and have generated more than three billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 270,000 average size U.S. homes for one year. Our growing installed base and backlog exceeds 300 megawatts (MW).

We provide comprehensive turn-key power generation solutions to our customers including installation of the power plants as well as operating and maintaining the plants under multi-year service agreements. We target large-scale power users with our megawatt-class installations. As reference, one megawatt is adequate to power approximately 1,000 average sized US homes. Our customer base includes utility companies, municipalities, universities, government entities and businesses in a variety of Industrial and commercial enterprises. Our leading geographic markets are South Korea and the United States and we are pursuing expanding opportunities in Asia, Europe, and Canada.

Our value proposition provides highly efficient and environmentally friendly power generation with easy-to-site stationary fuel cell power plants. The power plants are located in populated areas as they are virtually pollutant free, operate quietly and without vibrations, and have only modest space requirements. Locating the power generation near the point of use provides many advantages including less reliance on or even avoidance of the transmission grid leading to enhanced energy security and power reliability. Our power plants provide electricity priced competitively to grid-delivered electricity in certain high cost regions and our strategy is to continue to reduce costs, which is expected to lead to wider adoption.

We are developing Advanced Technologies which leverage our commercial platform and expertise. Our Direct FuelCell® (DFC®) power plants utilize carbonate fuel cell technology, which is a very versatile type of fuel cell technology. Utilizing our core DFC plants, we have developed and are commercializing both a tri-generation distributed hydrogen configuration that generates electricity, heat and hydrogen for industrial or transportation uses, and a carbon capture application for coal or gas-fired power plants. We also are developing and commercializing solid oxide fuel cells (SOFC) for adjacent sub-megawatt applications to the markets for our megawatt-class DFC power plants as well as energy storage applications. These applications are complementary to our core products, leverage our existing customer base, project development, sales and service expertise, and are potentially large markets.

FuelCell Energy was founded in Connecticut in 1969 as an applied research organization, providing contract research and development. The Company went public in 1992, raising capital to develop and commercialize fuel cells and reincorporated in Delaware in 1999. We began selling stationary fuel cell power plants commercially in 2003. Today we develop turn-key distributed generation combined heat and power solutions for our customers and provide comprehensive service for the life of the project.

Results of Operations
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our cost reduction initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections. Results of Operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
Comparison of the Years Ended October 31, 2014 and 2013
Revenues and Costs of revenues
Our revenues and cost of revenues for the years ended October 31, 2014 and 2013 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2014	2013	$	%
Total revenues	$180,293	$187,658	$(7,365)	(4)

Total costs of revenues	$166,567	$180,536	$(13,969)	(8)

Gross profit	$13,726	$7,122	$6,604	93

Gross margin	7.6%	3.8%
Total revenues for the year ended October 31, 2014 decreased $7.4 million, or 4 percent, to $180.3 million from $187.7 million during the same period last year as a result of a change in product mix with less revenue from multi-megawatt installations and associated engineering, procurement and construction ("EPC") services. Total cost of revenues for the year ended October 31, 2014 decreased by $14.0 million, or 8 percent, to $166.6 million from $180.5 million during the same period last year. The Company generated a 7.6 % gross margin percentage in fiscal year 2014 which is approximately double the prior year. The expanding gross margin, despite a nominal decrease in sales year-over-year, reflects a continued emphasis on reducing materials and manufacturing costs combined with initiatives to improve the Service business.
A discussion of the changes in product sales and service agreement and license revenues and advanced technologies contract revenues follows. Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue classifications.

Product sales
Our product sales, cost of product sales and gross profit for the years ended October 31, 2014 and 2013 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2014	2013	$	%
Product sales	$136,842	$145,071	$(8,229)	(6)
Cost of product sales	126,866	136,989	(10,123)	(7)
Gross profit from product sales	$9,976	$8,082	$1,894	23
Product sales gross margin	7.3%	5.6%
Product sales decreased $8.2 million, or 6 percent, for the year ended October 31, 2014 to $136.8 million from $145.1 million for the prior year period. The factory production level in fiscal year 2014 totaled 70 MW versus 63 MW in the prior year. While production was up, the decrease in revenue is primarily due to lower turn-key projects including EPC services compared to the prior year. Product sales for the year ended October 31, 2014 included $118.0 million of power plant revenue and fuel cell kits and modules and $18.9 million of revenue primarily related to power plant component sales and EPC services. This is compared to product sales for the year ended October 31, 2013 which included $117.1 million of power plant revenue and fuel cell kits revenue and $28.0 million of revenue primarily from power plant component sales and EPC services.

Cost of product sales decreased $10.1 million for the year ended October 31, 2014 to $126.9 million, compared to $137.0 million in the same prior year period on less EPC activity. Gross profit increased $1.9 million to a gross profit of $10.0 million for the year ended October 31, 2014 compared to a gross profit of $8.1 million for the year ended October 31, 2013. The increase was due to improved overhead absorption from higher production levels and lower overall product costs and a sales mix that included module sales partially offset by lower margins as a result of less EPC activity. Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for assembly and conditioning equipment sold to POSCO Energy, warranty expense, liquidated damages and inventory excess and obsolescence charges.
Service Agreements and License Revenues and Cost of Revenues
Our service agreements and license revenues and associated cost of revenues for the years ended October 31, 2014 and 2013 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2014	2013	$	%
Service agreements and license revenues	$25,956	$28,141	$(2,185)	(8)
Cost of service agreements and license revenues	23,037	29,683	(6,646)	(22)
Gross profit (loss) from service agreements and license revenues	$2,919	$(1,542)	$4,461	289
Service agreement and license revenues gross margin	11.2%	(5.5)%

Revenues for the year ended October 31, 2014 from service agreements and license fee and royalty agreements totaled $26.0 million, compared to $28.1 million for the prior year. Service agreement revenue decreased year over year due to the prior year recognition of service revenue related to the Master Service Agreement with POSCO Energy entered into during the fourth quarter of 2013 which resulted in approximately $10.1 million of revenue associated with costs primarily related to the provision of fuel cell stacks to POSCO Energy upon execution of the agreement. This decrease was partially off-set by new plants entering the service agreement fleet leading to incremental increases in revenue and margins. License and royalty revenues totaled $4.3 million and $4.1 million for the years ended October 31, 2014 and 2013, respectively.

Service agreements and license cost of revenues decreased to $23.0 million from $29.7 million for the prior year primarily as a result of costs recorded relating to the Master Service Agreement with POSCO Energy not having occurred in the current year. The gross profit on service agreements and license agreements was $2.9 million for the year ended October 31, 2014, compared to a gross loss of $1.5 million for the year ended October 31, 2013. The historical loss on service agreements has been due to high maintenance, module exchange and other costs on older and sub-MW product designs and the investment the Company has made in service infrastructure to support a growing installed fleet. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to continue to increase.
Total costs incurred under the Master Service Agreement during the fourth quarter of fiscal year 2013 of $10.1 million resulted in associated revenue recognized of $10.2 million. Such costs primarily related to the provision of fuel cell stacks to POSCO Energy upon execution of the agreement to service the power plant installations under the ongoing service contract. Excluding the revenue recognized from the Master Service Agreement, revenue increased from the prior year due to a higher level of scheduled module exchanges in the current year compared to the prior year as well as the growing installed base of power plants. Service revenue associated with scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract such that a consistent margin is recognized throughout the term of the contract. Cost of service agreements include maintenance and scheduled module exchanges costs and operating costs for our units under PPAs, performance guarantees and service agreement loss accrual charges.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the years ended October 31, 2014 and 2013 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2014	2013	$	%
Advanced technologies contracts	$17,495	$14,446	$3,049	21
Cost of advanced technologies contracts	16,664	13,864	2,800	20
Gross profit	$831	$582	$249	43
Advanced technologies contracts revenue for the year ended October 31, 2014 was $17.5 million, which increased $3.0 million when compared to $14.4 million of revenue for the year ended October 31, 2013. The increase is primarily attributable to revenue recognized on a data center fuel cell power plant research project and increased activity on solid oxide fuel cell development under the U.S. Department of Energy Solid State Energy Conversion Alliance (SECA) program, and accelerating commercialization of carbon capture solutions with activity under both a DOE contract and a contract from private industry. Cost of advanced technologies contracts increased $2.8 million to $16.7 million for the year ended October 31, 2014, compared to $13.9 million for the prior year. Gross profit from advanced technologies contracts for the year ended October 31, 2014 was $0.8 million compared to $0.6 million for the year ended October 31, 2013.
Administrative and selling expenses
Administrative and selling expenses were $22.8 million for the year ended October 31, 2014 compared to $21.2 million during the year ended October 31, 2013. Administrative and selling expenses increased primarily due to increased business development activity and project proposal expenses for multi-megawatt fuel cell park projects.
Research and development expenses
Research and development expenses increased $2.5 million to $18.2 million during the year ended October 31, 2014, compared to $15.7 million during the year ended October 31, 2013. Our internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities. The increase in research and development expenses resulted from continued product development initiatives to consolidate select componentry and processes for the balance of plant functions as part of ongoing cost reduction programs, product enhancements to further enhance the customer value proposition such as high-efficiency solutions for targeted applications, and a program to support European market development.

Loss from operations
Loss from operations for the year ended October 31, 2014 was $27.3 million compared to a loss of $29.8 million in fiscal year 2013. The decrease was a result of favorable gross profit from product sales and service agreements and license revenue, partially offset by higher operating expenses.
Interest expense
Interest expense for the years ended October 31, 2014 and 2013 was $3.6 million and $4.0 million, respectively. Interest expense includes the interest associated with the 8.0% Unsecured Convertible Debt issued in June 2013. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of a subsidiary fair value discount of $2.0 million.
Income/(loss) from equity investments
Income of $0.05 million from equity investments recorded in the year ended October 31, 2013 represents our share of Versa's income through the acquisition date in December 2012.
Other income (expense), net
Other income (expense), net, was expense of $7.5 million for the year ended October 31, 2014 compared to net expense of $1.2 million for the same period in fiscal year 2013. The current period expense includes a charge of $8.4 million related to the make-whole payment upon conversion of the $38.0 million of principal of the 8.0% Convertible Notes. The Company primarily used common stock to settle this make-whole obligation. The prior year period expense was primarily associated with the non-cash fair value adjustment of certain embedded derivatives.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid income taxes in South Korea. For the year ended October 31, 2014, our provision for income taxes was $0.5 million. We are manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
At October 31, 2014, we had $655.0 million of federal NOL carryforwards that expire in the years 2020 through 2034 and $396.0 million in state NOL carryforwards that expire in the years 2014 through 2034. Additionally, we had $10.4 million of state tax credits available, of which $1.0 million expires in 2018. The remaining credits do not expire.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the years ended October 31, 2014 and 2013 was $0.8 million and $1.0 million, respectively.
Preferred Stock dividends
Dividends recorded and paid on the Series B Preferred Stock were $3.2 million in each of the years ended October 31, 2014 and 2013.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period, less the net loss attributable to noncontrolling interest and less the preferred stock dividends on the Series B Preferred Stock. For the years ended October 31, 2014 and 2013, net loss attributable to common shareholders was $41.3 million and $37.6 million, respectively, and basic and diluted loss per common share was $0.17 and $0.20, respectively.

Comparison of the Years Ended October 31, 2013 and October 31, 2012
Revenues and Costs of revenues
Our revenues and cost of revenues for the years ended October 31, 2013 and 2012 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2013	2012	$	%
Total revenues	$187,658	$120,603	$67,055	56

Total costs of revenues	$180,536	$120,158	$60,378	50

Gross profit	$7,122	$445	$6,677	1,500

Gross margin	3.8%	0.4%
Total revenues for the year ended October 31, 2013 increased $67.1 million, or 56 percent, to $187.7 million from $120.6 million during the same period last year. Total cost of revenues for the year ended October 31, 2013 increased by $60.4 million, or 50 percent, to $180.5 million from $120.2 million during the same period last year.
A discussion of the changes in product sales and service agreement revenues and advanced technologies contract revenues follows. Refer to Critical Accounting Policies and Estimates for more information on revenue and cost of revenue classifications.

Product sales
Our product sales, cost of sales and gross profit for the years ended October 31, 2013 and 2012 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2013	2012	$	%
Product sales	$145,071	$94,950	$50,121	53
Cost of product sales	136,989	93,876	43,113	46
Gross profit from product sales	$8,082	$1,074	$7,008	653
Product sales gross margin	5.6%	1.1%
Product sales for the year ended October 31, 2013 included $117.1 million of power plant revenue and fuel cell kits revenue and $28.0 million of revenue primarily related to power plant component sales and EPC services relating to the Bridgeport Fuel Cell Park project. This is compared to product sales for the year ended October 31, 2012 which included $77.0 million of power plant revenue and fuel cell kits and $18.0 million of revenue primarily from power plant component sales and EPC services.
Cost of product sales increased $43.1 million for the year ended October 31, 2013 to $137.0 million, compared to $93.9 million in the same prior year period. Gross profit increased $7.0 million to a gross profit of $8.1 million for the year ended October 31, 2013 compared to a gross profit of $1.1 million for the year ended October 31, 2012. The increase was due to improved overhead absorption from higher production levels combined with a sales mix that included complete power plants along with fuel cell kits, partially offset by additional costs incurred in the first quarter of the year ended October 31, 2013 due to a select number of fuel cell stacks requiring repair and costs related to the increase in production.
The annual production run-rate was increased to 70 MW at May 1, 2013 to meet demand, and maintained for the remainder of the fiscal year. Higher production volumes supported increased quarterly revenue in the year ended October 31, 2013 and we believe will lead to expanding margins from improved absorption of fixed overhead costs and broadening of the revenue mix to include complete power plant sales in North America and Europe.
Service Agreements and License Revenues and Cost of Revenues

	Years Ended October 31,		Change
(dollars in thousands)	2013	2012	$	%
Service agreements and license revenues	$28,141	$18,183	$9,958	55
Cost of Service agreements and license revenues	29,683	19,045	10,638	56
Gross profit (loss) from service agreements and license revenues	$(1,542)	$(862)	$(680)	(79)
Service agreement and license revenues gross margin	(5.5)%	(4.7)%
Revenues for the year ended October 31, 2013 from service agreements and license fee and royalty agreements totaled $28.1 million, compared to $18.2 million the prior fiscal year. Service agreement revenue increased year over year due to the recognition of service revenue related to a new Master Service Agreement with POSCO Energy entered into during the fourth quarter of the year ended October 31, 2013. Costs incurred under the Master Service Agreement during the fourth quarter of fiscal year 2013 of $10.1 million resulted in associated revenue recognized of $10.2 million. Such costs primarily related to the provision of fuel cell stacks to POSCO Energy upon execution of the agreement to service the installations under the ongoing service contract. There was minimal revenue recorded relating to scheduled module replacement compared to approximately $3.0 million of service revenue recognized during fiscal year 2012 from scheduled module exchanges. Service revenue from scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. Also, license and royalty income was included within revenues beginning in the first quarter of fiscal year 2013. This change is a result of the new license agreement entered into on October 31, 2012 for our core technology and harmonization of the agreements to reflect fees and royalties for the manufacture of complete DFC Power Plants. Classification as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity has become a significant component of non-product revenue and is expected to continue to grow over time. Service agreements and license cost of revenues increased to $29.7 million from $19.0 million for the prior year period primarily as a result of the costs recorded relating to the Master Service Agreement with POSCO Energy. The gross loss on service agreements and license agreements increased to $1.5 million for the year ended October 31, 2013, compared to $0.9 million for the comparable prior year period. The increase in service and license agreement negative margins is primarily due to costs associated with unplanned module exchanges partially offset by the inclusion of license and royalty income in revenues beginning in fiscal year 2013. The historical loss on service agreements has been due to high maintenance, stack replacement and other costs on older and sub-MW product designs. As profitable megawatt-class service agreements are executed and as early generation sub-megawatt products are retired or become a smaller overall percentage of the installed fleet, we expect the margins on service agreements to increase.
Advanced technologies contracts
Advanced technologies contracts revenue and related costs for the years ended October 31, 2013 and 2012 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2013	2012	$	%
Advanced technologies contracts	$14,446	$7,470	$6,976	93
Cost of advanced technologies contracts	13,864	7,237	6,627	92
Gross profit	$582	$233	$349	150
Advanced technologies contracts revenue for the year ended October 31, 2013 was $14.4 million, which increased $7.0 million when compared to $7.5 million of revenue for the year ended October 31, 2012. The increase was primarily related to solid oxide fuel cell development programs, particularly the unmanned aerial program with Boeing which was included in advanced technologies contract revenues as a result of the December 2012 acquisition of Versa. Cost of advanced technologies contracts increased $6.6 million to $13.9 million for the year ended October 31, 2013, compared to $7.2 million for the same period in the prior year. Gross profit from advanced technologies contracts for the year ended October 31, 2013 was $0.6 million compared to $0.2 million for the year ended October 31, 2012.
Administrative and selling expenses
Administrative and selling expenses were $21.2 million for the year ended October 31, 2013 compared to $18.2 million during the year ended October 31, 2012. Administrative and selling expenses increased as a result of expenditures to develop and expand the European market for megawatt-class fuel cell power plants and to continue efforts to commercialize solid oxide fuel cell technology.
Research and development expenses
Research and development expenses increased $1.3 million to $15.7 million during the year ended October 31, 2013, compared to $14.4 million during fiscal year 2012. The increase is a result of the consolidation of Versa's results with the results of the Company beginning in fiscal year 2013 combined with initiatives to continue to reduce the cost profile of large scale multi-megawatt installations through consolidating certain aspects of the balance of plant functions. Our internal research and development continues to be focused on cost reduction opportunities and product enhancements that have near term product implementation potential.
Loss from operations
Loss from operations for the year ended October 31, 2013 was $29.8 million compared to a loss of $32.1 million in fiscal 2012. The change year-over-year is a result of favorable gross profit from product sales offset by the impact of increased business development activity in the North American and European markets and increased research and development costs associated with consolidating Versa.
Interest expense
Interest expense for the years ended October 31, 2013 and 2012 was $4.0 million and $2.3 million, respectively. Interest expense increased primarily as a result of interest expense associated with the 8.0% Unsecured Convertible Debt issued in June 2013.

Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of a subsidiary of $2.0 million.
Income/(loss) from equity investments
Income of $0.05 million from equity investments recorded in the year ended October 31, 2013 represents our share of Versa's income through the acquisition date. A loss of $0.6 million was recorded for our share of Versa's losses for the year ended October 31, 2012.
License fee and royalty income
License fee income for the year ended October 31, 2012 was $1.6 million which represents the license fee and royalty income earned from POSCO Energy. Beginning in fiscal year 2013, license fees and royalty income have been included within revenues under service agreements and license revenues.
Impairment of Equity Investment
An impairment charge was recorded in the fourth quarter of the year ended October 31, 2012 as an adjustment to the carrying value of the investment in Versa to its estimated fair value.
Other income (expense), net
Other income (expense), net, was expense of $1.2 million for the year ended October 31, 2013 compared to other income of $1.2 million for the same period in fiscal year 2012. The current period expense recorded is primarily associated with the non-cash fair value adjustment of certain embedded derivatives and the prior year income recorded primarily represents proceeds received relating to an insurance recovery from a prior year claim and income received from scrap sales.
Provision for income taxes
We have not paid U.S. federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign taxes in South Korea. For the year ended October 31, 2013 our provision for income taxes was $0.4 million. We have begun manufacturing products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for these net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
At October 31, 2013, we had $631.0 million of federal NOL carryforwards that expire in the years 2020 through 2033 and $372.0 million in state NOL carryforwards that expire in the years 2013 through 2033. Additionally, we had $9.9 million of state tax credits available, of which $1.0 million expires in 2018. The remaining credits do not expire.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the years ended October 31, 2013 and 2012 was $1.0 million and $0.4 million, respectively.
Preferred Stock dividends
Dividends recorded and paid on the Series B Preferred Stock were $3.2 million in each of the years ending October 31, 2013 and 2012.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period, less the net loss attributable to noncontrolling interest and less the preferred stock dividends on the Series B Preferred Stock. For the years ended October 31, 2013 and 2012, net loss attributable to common shareholders was $37.6 million and $38.7 million, respectively and basic and diluted loss per common share was $0.20 and $0.23, respectively.
Customer Concentrations
We contract with a concentrated number of customers for the sale of our products and for research and development contracts. Refer to Note 1 of notes to consolidated financial statements for more information on customer concentrations. There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to expand, diversifying our revenue streams, a substantial portion of net revenues could continue to depend on sales to a concentrated number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreements, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or reduction in sales to one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.
LIQUIDITY AND CAPITAL RESOURCES
At October 31, 2014, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan and revolving credit facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Cash and cash equivalents including restricted cash totaled $108.8 million at October 31, 2014 compared to $77.7 million at October 31, 2013. In addition, the Company has revolver availability of approximately $3.1 million with JPMorgan Chase and $40.0 million of availability under its project finance loan agreement with NRG Energy. The Company has also executed a Letter of Intent with the State of Connecticut which will provide up to $20.0 million of term loans for expansion of our Torrington, Connecticut manufacturing facility. Additionally, we have an effective shelf registration statement with the SEC for issuance of debt or equity securities.

The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. Increasing annual order volume and reduced product costs are expected to further increase revenues and margins and improve operating cash flows. The Company is currently producing 70 MW annually at our production facility in Torrington, Connecticut which has an annual manufacturing capacity of 100 MW under its current configuration. Our current backlog, which includes fuel cell kits to be delivered to POSCO Energy under a multi-year order which extends through 2016, combined with scheduled fuel cell module exchanges under service agreements, provides a base level of production of approximately 45-50 MW per year. The Company is targeting converting approximately 30-40 MW of our sales pipeline into incremental backlog annually in order to utilize our available capacity. With this level of expected activity, the Company is targeting total average quarterly revenues in the $50 - $60 million range at the current production level. The Company is targeting break-even cash flow as measured by earnings before interest, taxes, depreciation and amortization (EBITDA) at the current 70MW run-rate, dependent on sales mix. Timing may vary depending on customer order and delivery dates as well as the scope of such orders.

The Company has a contract backlog totaling approximately $333.9 million at October 31, 2014. This backlog includes approximately $196.8 million of service agreements, with an average term in excess of ten years and utility service contracts up to 20 years in duration, providing a committed source of revenue to the year 2034. The Company also has a strong sales and service pipeline of potential projects in various stages of development in both North America and Europe. This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW for end users such as pharmaceuticals, technology companies, hospitals and universities. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. These projects help both utilities and states meet their renewable portfolio standards. We expect to convert much of our sales pipeline into contracted backlog over time. In addition to our existing pipeline, we are actively developing opportunities directly and through our business partners. The 15 MW project in Bridgeport CT owned by Dominion has now been operating for twelve months and performance of the fuel cell park has met the expectations of Dominion.
Factors that may impact our liquidity in 2015 and beyond include;

•
Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have liquidity requirements in the future. Our business model is evolving whereby we develop turn-key projects and may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile. We may choose to substantially complete the construction of a project before it is sold to a project investor. We may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell a project on economically attractive terms. Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity. We have secured $40.0 million of financing to enable this strategy but may seek to use our cash reserves or other forms of financing as necessary.

•
As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•
The amount of accounts receivable at October 31, 2014 was $64.4 million. Included in accounts receivable at October 31, 2014 was $53.0 million of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under a construction contract. At this time, we bill our customers according to the contract terms. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•
The amount of total inventory at October 31, 2014 was $55.9 million, which includes work in process and finished goods inventory totaling $30.4 million. As we continue to execute on our business plan we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant or perform site construction activities in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•
Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. We have pledged approximately $25.1 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts at October 31, 2014. This balance may increase with a growing backlog and installed fleet.

•
During fiscal year 2015, we expect to spend between $8.0 million to $15.0 million for capital expenditures, including expenditures for upgrades to existing machinery, equipment and investments in automation equipment that we believe will improve the efficiency and cost profile of our operations and facilitate the start of our Torrington facility expansion. The first phase of the Torrington expansion involves the expansion of the existing 65,000 square foot manufacturing facility by 90,000 square feet for a total size of 155,000 square feet. Initially, this additional space will be used to enhance and streamline logistics functions and provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. The Company expects to enter into a long term lease of up to 15 years as part of this expansion. Construction is expected to be completed by early 2016.

•
The second phase of our manufacturing expansion will commence as demand supports. This includes adding manufacturing equipment to increase annual capacity from the current 100 megawatts to at least 200 megawatts. Plans for this phase also include the installation of a megawatt scale tri-generation fuel cell plant to power and heat the facility as well as provide hydrogen for the manufacturing process of the fuel cell components, and the creation of an Advanced Technology Technology Center for technology testing and prototype manufacturing. In addition, the final stage of the fuel cell module manufacturing will be relocated to the Torrington facility from its current location at the Danbury, Connecticut headquarters, which will reduce logistics costs.  The total investment for both phases of the expansion could be up to $65.0 million over a five year period. The State of Connecticut has extended a financial package through the Department of Economic and Community Development for both stages, including $20.0 million of low interest long-term loans and up to $10.0 million of tax credits, predicated on certain terms and conditions, including the forgiveness of 50 percent of the loan principal if certain job retention and job creation targets are reached.

In addition to cash flows from operations, we may also pursue raising capital through a combination of: (i) sales of equity to public markets or strategic investors, (ii) debt financing (with improving operating results as the business grows, the Company expects to have increased access to the debt markets to finance working capital and capital expenditures) and (iii) potential local or state Government loans or grants in return for manufacturing job creation and retention. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $108.8 million at October 31, 2014 compared to $77.7 million at October 31, 2013. At October 31, 2014, restricted cash and cash equivalents was $25.1 million, of which $5.5 million was classified as current and $19.6 million was classified as long-term compared to $10.0 million total restricted cash and cash equivalents at October 31, 2013, of which $5.1 million was classified as current and $4.9 million was classified as long-term.
The following table summarizes our consolidated cash flows:

	2014	2013	2012
Consolidated Cash Flow Data:
Net cash used in operating activities	$(57,468)	$(16,658)	$(58,659)
Net cash (used in) provided by investing activities	(7,079)	(6,194)	7,547
Net cash provided by financing activities	80,821	43,634	54,957
Effects on cash from changes in foreign currency rates	(260)	35	51
Net increase in cash and cash equivalents	$16,014	$20,817	$3,896
The key components of our cash inflows and outflows were as follows:
Operating Activities - Cash used in operating activities was $57.5 million during fiscal year 2014 compared to $16.7 million used in operating activities during fiscal year 2013. Net cash used in operating activities during fiscal year 2014 is a result of a an increase in accounts receivable of $15.4 million due to revenue recognized on multiple projects, a decrease in deferred revenue of $12.3 million due to the timing of revenue recognition, a decrease in accrued liabilities of $11.1 million which is partially comprised of three replacement modules that were provided to POSCO Energy to satisfy the previously accrued obligation to provide such modules, and a decrease in accounts payable of $1.6 million resulting from the timing of installation activities in the prior year and vendor payments. These were partially offset by a decrease in other assets of $3.4 million due to the reduction in debt issuance costs relating to the Convertible note conversions during fiscal year 2014. Net cash used in fiscal 2013 was a result of increases in accounts receivable of $12.0 million and an increase in inventory of $5.9 million. These were offset by increases in deferred revenue of $9.1 million due to achieving customer milestone billings, an increase in accounts payable of $11.8 million due to the increased production rate and a decrease in other assets of $6.1 million, primarily due to the provisioning of fuel cell stacks to POSCO Energy under the terms of the Master Service Agreement.
Investing Activities - Cash used in investing activities was $7.1 million during fiscal year 2014 compared to net cash used in investing activities was $6.2 million during fiscal year 2013. Net cash used during fiscal year 2014 related to capital expenditures. Net cash used during fiscal 2013 related to capital expenditures of $6.6 million, partially offset by cash acquired from the Versa acquisition of $0.4 million.
Financing Activities - Net cash provided by financing activities was $80.8 million during fiscal year 2014 compared to net cash provided by financing activities of $43.6 million in the prior year period. Net cash provided by financing activities during fiscal year 2014 related to the Securities Purchase Agreement entered into with NRG wherein 14.6 million shares were issued for net proceeds of $35.0 million, a public offering of 25.3 million shares of common stock for net proceeds of $29.5 million and proceeds from open market sales of common stock of $41.3 million partially offset by an increase in restricted cash of $15.1 million for the placement of funds in a Grantor's Trust account to secure the Company's obligations under a 15-year service agreement for the Bridgeport Fuel Cell Park Project, the net paydown of the J. P. Morgan Chase revolving credit facility of $5.7 million and the payment of preferred dividends and return of capital of $4.3 million. The net cash provided by financing activities during fiscal year 2013 was related to proceeds received from the convertible debt issuance of $38.0 million, proceeds from the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) Loan of $4.8 million, a draw down on the J. P. Morgan Chase revolving credit facility of $2.5 million, a decrease in restricted cash of $0.6 million for letters of credit issued to support the Company's obligations under customer contracts offset by the payment of preferred dividends and return of capital payments of $4.4 million and the capitalization of financing costs associated with the convertible debt issuance of $2.5 million.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations at October 31, 2014 and the related payments by fiscal year is summarized as follows:

(dollars in thousands)	Payments Due by Period
		Less than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 year	years	years	5 years
Purchase commitments (1)	$82,782	$76,378	$6,289	$115	$—
Series 1 Preferred obligation (2)	10,670	1,117	2,233	2,233	5,087
Term loans (principal and interest)	12,451	671	1,342	3,049	7,389
Capital and operating lease commitments (3)	5,775	2,294	2,234	929	318
Revolving Credit Facility (4)	945	945	—	—	—
Series B Preferred dividends payable (5)	—	—	—	—	—
Total	$112,623	$81,405	$12,098	$6,326	$12,794

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(2)
The terms of the Class A Cumulative Redeemable Exchangeable Preferred Share Agreement (the “Series 1 Preferred Share Agreement”) require payments of (i) an annual amount of Cdn. $500,000 for dividends and (ii) an amount of Cdn. $750,000 as return of capital payments payable in cash. These payments will end on December 31, 2020. Dividends accrue at a 1.25% quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends at a rate of 1.25% per quarter, compounded quarterly. On December 31, 2020 the amount of all accrued and unpaid dividends on the Class A Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million will be due to the holders of the Series 1 preferred shares. The Company has the option of making dividend payments in the form of common stock or cash under terms outlined in the preferred share agreement. For purposes of preparing the above table, the final balance of accrued and unpaid dividends due December 31, 2020 of Cdn. $21.1 million is assumed to be paid in the form of common stock and not included in this table.

(3)	Future minimum lease payments on capital and operating leases.

(4)
The amount represents the amount outstanding at October 31, 2014 on the $4.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. This agreement was renewed on August 1, 2014 and the current expiration is one year from the date of renewal.  The outstanding principal balance of the facility bears interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

In October 2014, the State of Connecticut extended a financial package through a letter of intent from the Department of Economic and Community Development for a two stage expansion project to improve manufacturing and logistics efficiencies. This financial package includes $20.0 million of low interest long-term loans and up to $10.0 million of tax credits, predicated on certain terms and conditions, including the foregiveness of 50 percent of the loan principal if certain job retention and job creation targets are reached. Each stage is eligible for a $10.0 million loan at an interest rate of 2.0 percent, repayable over 15 years and $5.0 million of each loan is forgivable. The project also qualifies for up to $10.0 million of urban and industrial sites reinvestment tax credits, which the Company can monetize over a ten year period.
On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance LLC ("FuelCell Finance") entered into a Loan Agreement with NRG. Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. At October 31, 2014, there were no drawdowns on the facility.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) totaling $5.9 million in support of the Bridgeport Fuel Cell Project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CEFIA Note at October 31, 2014 was $6.1 million.
In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. At October 31, 2014, we had an outstanding balance of $3.0 million on this loan. The interest rate is 5%. Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May, 2018.

We have pledged approximately $25.1 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. At October 31, 2014, outstanding letters of credit totaled $7.4 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance at October 31, 2014 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FCE obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and has been reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement.
At October 31, 2014, we have uncertain tax positions aggregating $41.7 million and have reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
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
Advanced technologies contracts (Research and development contracts)
We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. At October 31, 2014, Advanced technologies contracts backlog totaled $24.0 million, of which $21.0 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty costs, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets, income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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

Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other," (ASC 350) permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under ASC 350.

The Company completed its annual impairment analysis at July 31 of goodwill and intangible assets with indefinite lives during the fourth quarter of fiscal year 2014 which was completed at the reporting unit level. The goodwill and intangible assets all relate to the Company's Versa power Systems, Inc. (Versa) reporting unit, since Versa has a segment manager that regularly reviews the results of that operation. Goodwill and other indefinite lived intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. No impairment charges were recorded during fiscal year 2013 or fiscal year 2014.
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
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants (ii) the sale of component part kits, modules and spare parts to customers, (iii) site engineering and construction services, (iv) providing services under service agreeements, (v) the sale of electricity under PPAs, (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) customer-sponsored advanced technology projects.
The Company periodically enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to evaluate whether there are multiple deliverables, and whether the consideration under the arrangement is being appropriately allocated to each of the deliverables.
Our revenue is primarily generated from customers located throughout the U.S., Europe and Asia and from agencies of the U.S. Government. Revenue from the sale and installation of fuel cell power plants; the sale of component part kits, modules and spare parts; site engineering and construction services is recorded as product sales in the consolidated statements of operations. Revenue from service agreements, PPAs, license and royalty revenue and engineering services revenue is recorded as service and license revenues. Revenue from customer-sponsored advanced technology research and development projects is recorded as advanced technologies contract revenues in the consolidated statements of operations.
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
Revenue from fuel cell kits and spare parts sales is recognized upon shipment or title transfer under the terms of the customer contract. Terms for certain contracts provide for a transfer of title and risk of loss to our customers at our factory locations upon completion of our contractual requirement to produce products and prepare the products for shipment. A shipment in place may occur in the event that the customer is not ready to take delivery of the products on the contractually specified delivery dates.

Site engineering and construction services revenue is recognized on a percentage of completion basis as costs are incurred.
Revenue from service agreements is generally recorded ratably over the term of the service agreement, as our performance of routine monitoring and maintenance under these service agreements are generally expected to be incurred on a straight-line basis. For service agreements where we expect to have a module exchange at some point during the term (generally service agreements in excess of five years), the costs of performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the initial contract value related to the module exchange is deferred and is recognized upon such module replacement event.

Under PPAs, revenue from the sale of electricity is recognized as electricity is provided to the customer.
The Company receives license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. The Cell Technology Transfer Agreement we entered into on October 31, 2012 provides POSCO Energy with the technology to manufacture Direct FuelCell power plants in South Korea and the exclusive market access to sell power plants throughout Asia. In conjunction with this agreement we amended the 2010 manufacturing and distribution agreement with POSCO Energy and the 2009 License Agreement. The 2012 agreement and the previously referenced amendments contain multiple elements, including the license of technology and market access rights, fuel cell module kit product deliverables, as well as professional service deliverables. We identified these three items as deliverables under the multiple-element arrangement guidance and evaluated the estimated selling prices to allocate the relative fair value to these deliverables, as vendor-specific objective evidence and third-party evidence was not available. The Company's determination of estimated selling prices involved the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, the Company considered the cost to produce the tangible product and cost of professional service deliverables, the anticipated margin on those deliverables, prices charged when those deliverables are sold on a stand-alone basis in limited sales, and the Company's ongoing pricing strategy and practices used to negotiate and price overall bundled product, service and license arrangements. We are recognizing the consideration allocated to the license of technology and market access rights as revenue over the 15 year license term on a straight-line basis, and will recognize the amounts allocated to the module kit deliverables and professional service deliverables when such items are delivered to POSCO Energy. We also determined that based on the utility to the customer of the fully developed technology that was licensed in the Cell Technology Transfer Agreement, there is stand-alone value for this deliverable.

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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We accrue for estimated future warranty costs based on historical experience. We also provide for a specific accrual if there is a known issue requiring repair during the warranty period. Estimates used to record warranty accruals are updated as we gain further operating experience. At October 31, 2014 and October 31, 2013, the warranty accrual, which is classified in accrued liabilities on the consolidated balance sheet, totaled $1.2 million and $0.9 million, respectively.
In addition to the standard product warranty, we have entered into service agreements with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of these service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer's fuel cell module. The Company has accrued for performance guarantees of $0.8 million and $0.5 million at October 31, 2014 and October 31, 2013, respectively.
The Company provides for loss accruals on all service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceed the remaining contract value. Estimates for future costs on service agreements are determined by a number of factors including the estimated remaining life of the module, used replacement modules available, our limit of liability on service agreements and future operating plans for the power plant. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. At October 31, 2014 and October 31, 2013, our accruals on service agreement contracts totaled $3.0 million and $3.7 million, respectively.
At the end of our service agreements, customers are expected to either renew the service agreement or, based on the Company's rights to title for the module, the module will be returned to the Company as the plant is no longer being monitored or having routine service performed. At October 31, 2014, the asset related to the residual value of replacement modules in power plants under service agreements was $2.7 million compared to $2.9 million at October 31, 2013.
During fiscal 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. At October 31, 2014, the obligation to supply modules to POSCO Energy has been fulfilled and there is no remaining balance compared to $7.3 million accrued at October 31, 2013.
Share-Based Compensation
We account for restricted stock awards (RSAs) and restricted stock units (RSUs) based on the closing market price of the Company's common stock on the date of grant. We account for stock options awarded to employees and non-employee directors under the fair value method of accounting using the Black-Scholes valuation model to estimate fair value at the grant date. The model requires us to make estimates and assumptions regarding the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield. The fair value of equity awards is amortized to expense over the vesting period, which is generally four years. Share-based compensation expense was $2.9 million, $2.2 million and $2.1 million for the years ended October 31, 2014, 2013 and 2012, respectively.
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
Certain transactions involving the Company's beneficial ownership occurred in fiscal year 2014 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal year 2014 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study, we have determined that there was no ownership change as of the end of our 2014 fiscal year under Section 382. The acquisition of Versa in fiscal year 2013 triggered a Section 382 ownership change which will limit future usage of some of the Federal and state NOLs. The Federal and state NOLs that are non 382-limited are included in the NOL deferred tax assets as disclosed in Item 8, footnote 15.
ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance

None.

Recent Accounting Guidance Not Yet Effective

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. We are evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
We typically invest in U.S. treasury securities with maturities ranging from less than three months to one year or more. We typically hold these investments until maturity and accordingly, these investments are carried at cost and not subject to mark-to-market accounting. At October 31, 2014, we had no U.S. treasury investments. Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure at October 31, 2014, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.
Foreign Currency Exchange Risk
At October 31, 2014, approximately four percent of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities at October 31, 2014 and 2013 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not have a material impact on our results of operations.
Senior Unsecured Convertible Notes
The change in control put redemption feature and the interest make-whole payments upon conversion embedded in the Senior Unsecured Convertible Notes met the definition of derivatives that each require bifurcation from the host contract. As a result of the conversion of all the outstanding Senior Unsecured Convertible Notes, there was no remaining derivative balance at October 31, 2014. The aggregate fair value of these derivatives at October 31, 2013 was $4.7 million. The fair values were determined using a lattice-based valuation model. In determining the fair value of these bifurcated derivatives, various assumptions were used. Stock price was projected assuming a log-normal distribution. The stock volatility, the interest rate curve, the borrowing cost and credit spread are all assumed to be deterministic. The value is calculated as the difference between the value of the original note and a note with no change of control or make-whole payments upon conversion features.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FuelCell Energy, Inc.:

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three‑year period ended October 31, 2014. We also have audited FuelCell Energy Inc’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FuelCell Energy Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal controls over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FuelCell Energy, Inc. and subsidiaries as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, FuelCell Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Hartford, Connecticut
January 9, 2015

FUELCELL ENERGY, INC.
Consolidated Balance Sheets
October 31, 2014 and 2013
(Amounts in thousands, except share and per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$83,710	$67,696
Restricted cash and cash equivalents - short-term	5,523	5,053
Accounts receivable, net of allowance for doubtful accounts of $132 and $14 at October 31, 2014 and 2013, respectively	64,375	49,116
Inventories	55,895	56,185
Other current assets	7,528	11,279
Total current assets	217,031	189,329
Restricted cash and cash equivalents - long-term	19,600	4,950
Property, plant and equipment, net	26,609	24,225
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets, net	3,729	5,465
Total assets	$280,636	$237,636
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,439	$6,931
Accounts payable	22,969	24,535
Accrued liabilities	12,066	21,912
Deferred revenue	37,626	51,857
Preferred stock obligation of subsidiary	961	1,028
Total current liabilities	75,061	106,263
Long-term deferred revenue	20,705	18,763
Long-term preferred stock obligation of subsidiary	13,197	13,270
Long-term debt and other liabilities	13,367	52,675
Total liabilities	122,330	190,971
Redeemable preferred stock (liquidation preference of $64,020 at October 31, 2014 and October 31, 2013)	59,857	59,857
Total equity (deficit):
Shareholders’ equity (deficit)
Common stock ($.0001 par value; 400,000,000 and 275,000,000 shares authorized at October 31, 2014 and 2013, respectively; 287,160,003 and 196,310,402 shares issued and outstanding at October 31, 2014 and 2013, respectively)	29	20
Additional paid-in capital	909,431	758,656
Accumulated deficit	(809,314)	(771,189)
Accumulated other comprehensive income (loss)	(159)	101
Treasury stock, Common, at cost (45,550 and 5,679 shares at October 31, 2014 and 2013, respectively)	(95)	(53)
Deferred compensation	95	53
Total shareholders’ equity (deficit)	99,987	(12,412)
Noncontrolling interest in subsidiaries	(1,538)	(780)
Total equity (deficit)	98,449	(13,192)
Total liabilities and equity (deficit)	$280,636	$237,636
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended October 31, 2014, 2013, and 2012
(Amounts in thousands, except share and per share amounts)

	2014	2013	2012
Revenues:
Product sales (including $115.0 million, $81.6 million and $83.9 million of related party revenue)	$136,842	$145,071	$94,950
Service agreements and license revenues (including $14.9 million, $20.1 million and $8.4 million of related party revenue)	25,956	28,141	18,183
Advanced technologies contract revenues (including $0.4 million, $0.3 million and $0.02 million of related party revenue)	17,495	14,446	7,470
Total revenues	180,293	187,658	120,603
Costs of revenues:
Cost of product sales	126,866	136,989	93,876
Cost of service agreements and license revenues	23,037	29,683	19,045
Cost of advanced technologies contract revenues	16,664	13,864	7,237
Total cost of revenues	166,567	180,536	120,158
Gross profit	13,726	7,122	445
Operating expenses:
Administrative and selling expenses	22,797	21,218	18,220
Research and development expenses	18,240	15,717	14,354
Total operating expenses	41,037	36,935	32,574
Loss from operations	(27,311)	(29,813)	(32,129)
Interest expense	(3,561)	(3,973)	(2,304)
Income (loss) from equity investments	—	46	(645)
Impairment of equity investment	—	—	(3,602)
License fee and royalty income	—	—	1,599
Other income (expense), net	(7,523)	(1,208)	1,244
Loss before provision for income taxes	(38,395)	(34,948)	(35,837)
Provision for income taxes	(488)	(371)	(69)
Net loss	(38,883)	(35,319)	(35,906)
Net loss attributable to noncontrolling interest	758	961	411
Net loss attributable to FuelCell Energy, Inc.	(38,125)	(34,358)	(35,495)
Preferred stock dividends	(3,200)	(3,200)	(3,201)
Net loss to common shareholders	$(41,325)	$(37,558)	$(38,696)
Net loss to common shareholders per share
Basic	$(0.17)	$(0.20)	$(0.23)
Diluted	$(0.17)	$(0.20)	$(0.23)
Weighted average shares outstanding
Basic	245,686,983	186,525,001	165,471,261
Diluted	245,686,983	186,525,001	165,471,261

	2014	2013	2012
Net loss	$(38,883)	$(35,319)	$(35,906)
Other comprehensive income (loss):
Foreign currency translation adjustments	(260)	35	51
Comprehensive loss	$(39,143)	$(35,284)	$(35,855)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Changes in Equity (Deficit)
For the Years Ended October 31, 2014, 2013, and 2012
(Amounts in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Noncontrolling Interest in Subsidiaries	Total Equity (Deficit)
Balance, October 31, 2011	138,400,497	$13	$687,857	$(701,336)	$15	$(53)	$53	$(924)	$(14,375)
Sale of common stock	45,012,306	5	63,998	—	—	—	—	—	64,003
Share based compensation	—	—	2,054	—	—	—	—	—	2,054
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	2,443,320	—	548	—	—	—	—	—	548
Preferred dividends — Series B	—	—	(3,201)	—	—	—	—	—	(3,201)
Sale of noncontrolling interest in subsidiary	—	—	—	—	—	—	—	954	954
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(411)	(411)
Effect of foreign currency translation	—	—	—	—	51	—	—	—	51
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(35,495)	—	—	—	—	(35,495)
Balance, October 31, 2012	185,856,123	$18	$751,256	$(736,831)	$66	$(53)	$53	$(381)	$14,128
Sale of common stock	4,295,800	1	5,547	—	—	—	—	—	5,548
Common stock issued for acquisition	3,526,764	1	3,562	—	—	—	—	—	3,563
Share based compensation	—	—	2,226	—	—	—	—	—	2,226
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	2,631,715	—	(173)	—	—	—	—	—	(173)
Reclass of noncontrolling interest due to liquidation of subsidiaries	—	—	(562)	—	—	—	—	562	—
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	—	(3,200)
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(961)	(961)
Effect of foreign currency translation	—	—	—	—	35	—	—	—	35
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(34,358)	—	—	—	—	(34,358)
Balance, October 31, 2013	196,310,402	$20	$758,656	$(771,189)	$101	$(53)	$53	$(780)	$(13,192)
Sale of common stock	59,683,252	$6	$105,960	—	—	—	—	—	105,966
Common stock issued for convertible note conversions including interest	24,766,752	3	33,303	—	—	—	—	—	33,306
Common stock issued to settle make-whole obligation	5,514,272	—	12,883	—	—	—	—	—	12,883
Share based compensation	—	—	2,908	—	—	—	—	—	2,908
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	913,627	—	(1,079)	—	—	—	—	—	(1,079)
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(758)	(758)
Preferred dividends - Series B	—	—	(3,200)	—	—	—	—	—	(3,200)
Adjustment for deferred compensation	(28,302)	—	—	—	—	(42)	42	—	—
Effect of foreign currency translation	—	—	—	—	(260)	—	—	—	(260)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(38,125)	—	—	—	—	(38,125)
Balance, October 31, 2014	287,160,003	$29	$909,431	$(809,314)	$(159)	$(95)	$95	$(1,538)	$98,449
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2014, 2013 and 2012
(Amounts in thousands, except share and per share amounts)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(38,883)	$(35,319)	$(35,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,908	2,226	2,054
(Income) loss in equity investments	—	(46)	645
Impairment of equity investment	—	—	3,602
(Gain) loss from change in fair value of embedded derivatives	(126)	1,359	180
Make whole derivative expense	8,347	—	—
Depreciation	4,384	4,097	5,192
Amortization of convertible note discount and interest expense	2,140	2,480	2,018
Other non-cash transactions	(425)	(382)	(297)
(Increase) decrease in operating assets:
Accounts and license fee receivables	(15,378)	(12,000)	(14,066)
Inventories	1,059	(5,901)	(7,600)
Other assets	3,417	6,076	3,032
Increase (decrease) in operating liabilities:
Accounts payable	(1,566)	11,776	(1,790)
Accrued liabilities	(11,056)	(172)	(6,081)
Deferred revenue	(12,289)	9,148	(9,642)
Net cash used in operating activities	(57,468)	(16,658)	(58,659)
Cash flows from investing activities:
Capital expenditures	(7,079)	(6,551)	(4,453)
Cash acquired from acquisition	—	357	—
Treasury notes matured	—	—	12,000
Net cash (used in) provided by investing activities	(7,079)	(6,194)	7,547
Cash flows from financing activities:
Repayment of debt	(5,971)	(374)	(173)
Proceeds from debt	250	45,250	—
Financing costs for convertible debt securities	—	(2,472)	—
Proceeds received for noncontrolling interest in subsidiary	—	—	954
(Increase) decrease in restricted cash and cash equivalents	(15,120)	632	(2,203)
Proceeds from sale of common stock, net of registration fees	105,844	5,040	64,003
Payment of preferred dividends and return of capital	(4,343)	(4,442)	(7,624)
Common stock issued for stock plans and related expenses	161	—	—
Net cash provided by financing activities	80,821	43,634	54,957
Effects on cash from changes in foreign currency rates	(260)	35	51
Net increase in cash and cash equivalents	16,014	20,817	3,896
Cash and cash equivalents-beginning of year	67,696	46,879	42,983
Cash and cash equivalents-end of year	$83,710	$67,696	$46,879
See accompanying notes to the consolidated financial statements.

Note 1. Nature of Business, Basis of Presentation and Significant Accounting Policies
Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a leading integrated fuel cell company with a growing global presence. We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants. Our Direct FuelCell power plants continuously produce base load electricity and usable high quality heat around the clock for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cells and other fuel cell technologies. We continue to invest in new product and market development and, as such, we are not currently generating net income from our operations.  Our operations are funded primarily through cash generated from product sales, service and advanced technologies contracts, license fee income and sales of equity and debt securities. In order to continually produce positive cash flow from operations, we need to be successful at increasing annual order volume and production and in our cost reduction efforts.
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, including FCE FuelCell Energy Ltd. (“FCE Ltd.”), our Canadian subsidiary; Waterbury Renewable Energy, LLC (“WRE”), FuelCell Energy Finance, LLC, which was formed for the purpose of financing projects within the U.S., UB Fuel Cell LLC, DFC-ERG Milford, LLC and DFC-ERG CT, LLC, which were formed for the purpose of developing projects within Connecticut; UCI Fuel Cell, LLC, which was formed for the purpose of developing a project within California; Long Beach Clean Energy, LLC, which was formed for the purpose of developing projects within New York; and FCE Korea, Ltd., which was formed to facilitate our business operations in South Korea. FuelCell Energy Solutions GmbH (“FCES GmbH”), a joint venture with Fraunhofer IKTS (Fraunhofer), was formed in the fourth quarter of fiscal year 2011 to facilitate business development in Europe. We have an 86 percent interest in FCES GmbH and accordingly, the financial results are consolidated with our financial results. Alliance Star Energy, LLC (“Alliance Star”) is a joint venture with Alliance Power, Inc. (“Alliance”) established to construct fuel cell power plants and sell power under power purchase agreements (“PPAs”). We have an 80 percent interest in the entity and accordingly, the financial results of Alliance Star are consolidated with our financial results. Versa Power Systems, Inc. ("Versa"), a domestic entity, which includes its Canadian subsidiary Versa Power Systems Ltd., is a sub-contractor for the Department of Energy ("DOE") large-scale hybrid project to develop a coal-based, multi-megawatt solid oxide fuel cell ("SOFC") based hybrid system. We had a 39 percent ownership interest and historically accounted for Versa under the equity method of accounting. On December 20, 2012, the Company acquired the remaining 61 percent ownership position of Versa and it is now a wholly-owned subsidiary and consolidated with our financial results. All intercompany accounts and transactions have been eliminated.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash
All cash equivalents consist of investments in money market funds with original maturities of three months or less at date of acquisition. We place our temporary cash investments with high credit quality financial institutions. At October 31, 2014, $25.1 million of cash and cash equivalents was pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $10.0 million pledged at October 31, 2013. The restricted cash balance at October 31, 2014 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FCE obligations under a 15-year service agreement for the Bridgeport Fuel Cell Park project and has been classified as Restricted cash and cash equivalents - long-term. At October 31, 2014 and 2013, we had outstanding letters of credit of $7.4 million and $7.7 million, respectively.
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

The Company completed its annual impairment analysis of goodwill and intangible assets with indefinite lives at July 31, 2014 during the fourth quarter of fiscal year 2014 which was completed at the reporting unit level. The goodwill and intangible assets all relate to the Company's Versa reporting unit, since Versa has a segment manager that regularly reviews the results of that operation. Goodwill and other indefinite lived intangible assets are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. No impairment charges were recorded during fiscal year 2014 or fiscal year 2013.
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
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants (ii) the sale of fuel cell modules, component part kits and spare parts to customers, (iii) site engineering and construction services, (iv) providing services under service agreements, (v) the sale of electricity under PPAs , (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) customer-sponsored advanced technology projects.
The Company periodically enters into arrangements with customers that involve multiple elements of the above items. We assess such contracts to evaluate whether there are multiple deliverables, and whether the consideration under the arrangement is being appropriately allocated to each of the deliverables.
Our revenue is primarily generated from customers located throughout the U.S. and Asia and from agencies of the U.S. Government. Revenue from product and module kit sales, construction services and component part revenue is recorded as product sales in the consolidated statements of operations. Construction services includes engineering, procurement and construction (EPC) services of the overall fuel cell project. The installation of a power plant at a customer site includes significant site preparation which is included in the EPC component and is required to be completed before integration of the fuel cell power plant. Revenue from service agreements, PPAs, license and royalty revenue and engineering services revenue is recorded as service and license revenues. Revenue from customer-sponsored advanced technology research and development projects is recorded as advanced technologies contract revenues in the consolidated statements of operations.
For customer contracts for complete DFC Power Plants which the Company has adequate cost history and estimating experience, and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract's schedule, performance, technical matters and estimated cost at completion. When changes in estimated contract costs are identified, such revisions may result in current period adjustments to operations applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. For all types of contracts, we recognize anticipated contract losses as soon as they become known and estimable. We have recorded an estimated contract loss reserve of $0.03 million and $0.09 million at October 31, 2014 and October 31, 2013, respectively. Actual results could vary from initial estimates and reserve estimates will be updated as conditions change.
Revenue from the sale of fuel cell modules, kits and spare parts is recognized upon shipment or title transfer under the terms of the customer contract. Terms for certain contracts provide for a transfer of title and risk of loss to our customers at our factory locations upon completion of our contractual requirement to produce products and prepare the products for shipment. A shipment in place may occur in the event that the customer is not ready to take delivery of the products on the contractually specified delivery dates.

Site engineering and construction services revenue is recognized on a percentage of completion basis as costs are incurred.
Revenue from service agreements is generally recorded ratably over the term of the service agreement, as our performance of routine monitoring and maintenance under these service agreements are generally expected to be incurred on a straight-line basis. For service agreements where we expect to have a module exchange at some point during the term (generally service agreements in excess of five years), the costs of performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the initial contract value related to the module exchange is deferred and is recognized upon such module replacement event.

Under PPAs, revenue from the sale of electricity is recognized as electricity is provided to the customer.

Beginning in fiscal year 2013, license fees and royalty income are included within revenues on the consolidated statement of operations. This change is a result of the license agreement entered into on October 31, 2012 for our core technology and the harmonization of the existing agreements to provide fees and royalties for the manufacture of complete DFC Power Plants. Classification as revenue is reflective of our Asia market partnership and royalty based strategy and this business activity is a significant component of non-product revenue.

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
Warranty and Service Expense Recognition
We warranty our products for a specific period of time against manufacturing or performance defects. Our warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products, except for fuel cell kits. We have agreed to warranty fuel cell kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. We accrue for estimated future warranty costs based on historical experience. We also provide for a specific accrual if there is a known issue requiring repair during the warranty period. Estimates used to record warranty accruals are updated as we gain further operating experience. At October 31, 2014 and October 31, 2013, the warranty accrual, which is classified in accrued liabilities on the consolidated balance sheet totaled $1.2 million and $0.9 million, respectively.
In addition to the standard product warranty, we have entered into service agreements with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of these service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer's fuel cell module. The Company has accrued for performance guarantees of $0.8 million and $0.5 million at October 31, 2014 and 2013, respectively.
The Company provides for loss accruals for all service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceed the remaining contract value. Estimates for future costs on service agreements are determined by a number of factors including the estimated remaining life of the module, used replacement modules available, our limit of liability on service agreements and future operating plans for the power plant. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. At October 31, 2014, our loss accruals on service agreements totaled $3.0 million compared to $3.7 million at October 31, 2013.
At the end of our service agreements, customers are expected to either renew the service agreement or, based on the Company's rights to title of the module, the module will be returned to the Company as the plant is no longer being monitored or having routine service performed. At October 31, 2014, the asset related to the residual value of replacement modules in power plants under service agreements was $2.7 million compared to $2.9 million at October 31, 2013.
During fiscal year 2011, the Company committed to a repair and upgrade program for a select group of 1.2 megawatt (MW) fuel cell modules produced between 2007 and early 2009. At October 31, 2014, the obligation to supply modules to POSCO Energy has been fulfilled and there is no remaining balance compared to $7.3 million accrued at October 31, 2013.
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
The Company receives license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. The Cell Technology Transfer Agreement ("CTTA") we entered into on October 31, 2012 provides POSCO Energy with the technology to manufacture Direct FuelCell power plants in South Korea and the exclusive market access to sell power plants throughout Asia. In conjunction with this agreement we amended the 2010 manufacturing and distribution agreement with POSCO Energy and the 2009 License Agreement. The 2012 agreement and the previously referenced amendments contain multiple elements, including the license of technology and market access rights, fuel cell module kit product deliverables, as well as professional service deliverables. We identified these three items as deliverables under the multiple-element arrangement guidance and evaluated the estimated selling prices to allocate the relative fair value to these deliverables, as vendor-specific objective evidence and third-party evidence was not available. The Company's determination of estimated selling prices involves the consideration of several factors based on the specific facts and circumstances of each arrangement. Specifically, the Company considers the cost to produce the tangible product and cost of professional service deliverables, the anticipated margin on those deliverables, prices charged when those deliverables are sold on a stand-alone basis in limited sales, and the Company's ongoing pricing strategy and practices used to negotiate and price overall bundled product, service and license arrangements. We are recognizing the consideration allocated to the license of technology and market access rights as revenue over the 15 year license term on a straight-line basis, and will recognize the amounts allocated to the module kit deliverables and professional service deliverables when such items are delivered to POSCO Energy. We have also determined that based on the utility to the customer of the fully developed technology that was licensed in the Cell Technology Transfer Agreement, there is stand-alone value for this deliverable.
In conjunction with the CTTA, a $10.0 million fee was paid to the Company on November 1, 2012. Future fees, totaling $8.0 million are payable on a milestone basis between 2014 and 2016. In conjunction with the CTTA, the Company also amended the royalty provisions in the 2007 Technology Transfer, Distribution and Licensing Agreement ("TTA") and the 2009 Stack Technology Transfer and License Agreement ("STTA") revising the royalty from 4.1 percent to 3.0 percent of POSCO Energy net sales. The reduction in the royalty rate resulted in a net fee of $6.7 million paid to the Company in January 2013.
Under the terms of the 2007 TTA, POSCO Energy manufactures balance of plant (“BOP”) in South Korea using its design, procurement and manufacturing expertise. The 2009 STTA allows POSCO Energy to produce fuel cell modules which will be combined with BOP manufactured in South Korea to complete electricity-producing fuel cell power plants for sale in South Korea. Under the STTA and prior to the CTTA, we were receiving 4.1 percent of the revenues generated from sales of fuel cell modules manufactured and sourced by POSCO Energy. The STTA also provided for an upfront license fee of $10.0 million. License fee income was recognized ratably over the 10-year term of the STTA through October 31, 2012. As a result of the CTTA, the remaining license fee income of $7.0 million is being recognized ratably over an additional 15 years beginning November 1, 2012.
In September 2013, the Company entered into a revised Master Service Agreement with POSCO Energy, hereby POSCO Energy assumed more responsibility for servicing installations in Asia that utilize power plants manufactured by POSCO Energy. The Company will perform engineering and support services for each unit in the installed fleet and receive quarterly fees as well as a royalty on each scheduled fuel cell module replacement under service agreements that were built by POSCO Energy and installed at any plant in Asia.

The Company recorded license and royalty income of $4.3 million, $4.1 million and $1.6 million for the years ended October 31, 2014, 2013 and 2012, respectively, relating to the above agreements. Future license and royalty income will consist of amortization of the payments discussed above as well as a 3.0 percent royalty on POSCO Energy net product sales related to FCE's technology and a 3.0 percent royalty on each scheduled fuel cell module replacement under terms of our Master Service Agreement.
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

Concentrations
We contract with a concentrated number of customers for the sale of our products, for service agreement contracts and for advanced technologies contracts. For the years ended October 31, 2014, 2013 and 2012, our top five customers accounted for 88 percent, 88 percent and 83 percent, respectively, of our total annual consolidated revenue.
The percent of consolidated revenues from each customer for the years ended October 31, 2014, 2013 and 2012, respectively are presented below.

	2014	2013	2012
POSCO Energy	69%	54%	76%
The United Illuminating Company	9%	—%	—%
Bridgeport Dominion Fuel Cell, LLC	3%	29%	—%
Department of Energy	4%	5%	7%
NRG Energy	3%	—%	—%
Total	88%	88%	83%
POSCO Energy is a related party and owns approximately 11.0 percent of the outstanding common shares of the Company and NRG Energy is a related party and owns approximately 6 percent of the outstanding common shares of the Company.
Derivatives
We do not use derivatives for speculative purposes and through fiscal year end 2014, have not used derivatives for hedging or trading purposes. Derivative instruments consist of embedded derivatives in our Series 1 Preferred Shares. Derivative instruments also consisted of embedded derivatives for the change of control put redemption and an interest make-whole payment upon conversion feature embedded in the 8.0% Senior Unsecured Convertible Notes which required bifurcation from the host debt contract. We account for these derivatives using the fair-value method with changes in the underlying fair value recorded to earnings. Refer to Notes 10 and 12 for additional information.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, service agreement loss accruals, allowance for uncollectible receivables, depreciation and amortization, impairment of assets, taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Foreign Currency Translation
The translation of FuelCell Korea Ltd’s and FCES GmbH's financial statements results in translation gains or losses, which are recorded in accumulated other comprehensive income within stockholders’ equity (deficit).
Our Canadian subsidiary, FCE Ltd., is financially and operationally integrated and therefore the temporal method of translation of foreign currencies is followed. The functional currency is U.S. dollars. We are subject to foreign currency transaction gains and losses as certain transactions are denominated in foreign currencies. We recognized a gain of $0.6 million, a gain of $0.4 million and a gain of $0.1 million for the years ended October 31, 2014, 2013 and 2012, respectively. These amounts have been classified as other income (expense), net in the consolidated statements of operations.

Recently Adopted Accounting Guidance
None

Recent Accounting Guidance Not Yet Effective
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. We are evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.
Note 2. Acquisitions
Versa was previously one of our sub-contractors under the DOE's large-scale hybrid project to develop a coal-based, multi-megawatt SOFC based hybrid system. Versa is developing advanced SOFC systems for various stationary and mobile applications since 2001. Prior to December 20, 2012, we had a 39 percent ownership interest and accounted for Versa under the equity method of accounting. We recognized our share of the income or losses as income (loss) from equity investment on the consolidated statements of operations.
On December 20, 2012, the Company acquired the remaining 61 percent ownership position of Versa in a stock transaction by exchanging approximately 3.5 million shares of its common stock for the outstanding Versa shares held by the other Versa shareholders.
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Step-acquisition accounting guidance was applied and an impairment charge of $3.6 million relating to the previously held equity investment was recorded in the fourth quarter of 2012 and is included in Impairment of equity investment on the consolidated statement of operations. The pre-acquisition value of the ownership in Versa was $6.2 million and represents the book value of the investment as of the acquisition date.
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

The acquisition date fair value of the 61 percent investment was approximately $10.2 million and is included in the measurement of the consideration transferred. The acquisition date fair value represented the fair value of our common stock on the acquisition date provided to the other Versa shareholders in exchange for their shares of Versa. The cost approach was used to value the in-process research and development value as this represents an indication of the intangible asset's value by the cost to replace or rebuild the asset. The carrying value for the remaining assets and liabilities acquired approximated fair value.
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

Note 3. Accounts Receivable
Accounts receivable at October 31, 2014 and 2013 consisted of the following:

	2014	2013
Advanced Technology (including U.S. Government (1)):
Amount billed	$2,517	$786
Unbilled recoverable costs	2,886	639
	5,403	1,425
Commercial customers:
Amount billed	8,871	17,344
Unbilled recoverable costs	50,101	30,347
	58,972	47,691
	$64,375	$49,116
. (1) Total U.S. Government accounts receivable outstanding at October 31, 2014 is $1.7 million
We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.1 million and $0.01 million at October 31, 2014 and 2013, respectively.
Commercial customers accounts receivable (including Unbilled recoverable costs) are amounts due from POSCO Energy of $29.9 million and $17.4 million at October 31, 2014 and 2013, respectively.
Note 4. Inventories
Inventories at October 31, 2014 and 2013 consisted of the following:

	2014	2013
Raw materials	$25,460	$20,599
Work-in-process (1)	30,435	35,586
Net inventories	$55,895	$56,185
(1) Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements. Included in Work-in-process at October 31, 2014 and 2013 is $19.2 million and $5.8 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power plant.
Raw materials and work in process are net of valuation allowances of approximately $1.4 million and $1.4 million at October 31, 2014 and 2013, respectively.

Note 5. Property, Plant and Equipment
Property, plant and equipment at October 31, 2014 and 2013 consisted of the following:

	2014	2013	Estimated Useful Life
Land	$524	$524	—
Building and improvements	9,117	8,679	10-26 years
Machinery, equipment and software	75,868	73,051	3-8 years
Furniture and fixtures	2,955	2,899	10 years
Power plants for use under PPAs	996	8,216	3-10 years
Construction in progress	10,534	9,537
	99,994	102,906
Less: Accumulated depreciation	(73,385)	(78,681)
Property, plant and equipment, net	$26,609	$24,225
Depreciation expense was $4.4 million, $4.1 million and $5.2 million for the years ended October 31, 2014, 2013 and 2012, respectively.
Note 6. Goodwill and Intangible Assets
At October 31, 2014 and 2013, the Company had goodwill of $4.1 million and intangible assets of $9.6 million associated with the Versa acquisition. Versa’s goodwill resulted from the purchase price residual value method. All identifiable assets and liabilities were deducted from the total purchase price and the difference represents the implied fair value of goodwill. The intangible asset represents indefinite lived in-process research and development for which the fair value was determined utilizing the cost approach which estimated the costs to replicate cumulative research and development efforts associated with the development of SOFC stationary power generation and had a 10 percent obsolescence factor applied to account for improvements that could be made on the current technology.
The Company has completed a qualitative assessment at July 31, 2014 and determined that the goodwill and indefinite-lived intangible assets recorded as a result of the Versa acquisition which are included within the Versa reporting unit are not impaired.

Note 7. Other Current Assets
Other current assets at October 31, 2014 and 2013 consisted of the following:

	2014	2013
Advance payments to vendors (1)	$2,372	$4,235
Debt issuance costs (2)	—	494
Deferred finance costs (3)	129	—
Notes receivable	529	478
Prepaid expenses and other (4)	4,498	6,072
Total	$7,528	$11,279

(1)	Advance payments to vendors relate to inventory purchases.

(2)
Represents the current portion of capitalized debt issuance costs relating to the convertible debt issuance. The convertible notes have been converted and the debt issuance costs have been adjusted to additional paid in capital.

(3)	Represents the current portion of direct deferred finance costs relating to securing a $40.0 million loan facility and will be amortized over the five-year life of the facility.

(4)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 8. Other Assets, net
Other assets, net at October 31, 2014 and 2013 consisted of the following:

	2014	2013
Long-term stack residual value (1)	$2,725	$2,898
Debt issuance costs (2)	—	1,721
Deferred finance costs(3)	$483	$—
Other	521	846
Other assets, net	$3,729	$5,465

(1)
Relates to expected residual value for module exchanges performed under the Company's service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the cost of the module is expensed at the time of the module exchange.

(2)
Represents the long-term portion of debt issuance costs capitalized relating to the convertible debt issuance. At October 31, 2014, the convertible notes have been converted and the debt issuance costs have been adjusted to additional paid in capital.

(3)	Represents the long-term portion of direct deferred finance costs relating to securing a $40.0 million loan facility and will be amortized over the five-year life of the facility.
Note 9. Accrued Liabilities
Accrued liabilities at October 31, 2014 and 2013 consisted of the following:

	2014	2013
Accrued payroll and employee benefits	$4,432	$4,647
Accrued contract and operating costs	34	87
Accrued product warranty costs (1)	1,156	860
Accrued service agreement costs	3,882	4,186
Accrued B1200 repair and upgrade program and modules due POSCO Energy (2)	—	7,267
Accrued taxes, legal, professional and other	2,562	4,865
	$12,066	$21,912

(1)
Activity in the accrued product warranty costs during the year ended October 31, 2014 and 2013 included additions for estimates of potential future warranty obligations of $2.4 million and $1.2 million, respectively, on contracts in the warranty period and reductions related to actual warranty spend of $1.2 million and $0.3 million, respectively, as contracts progress through the warranty period or are beyond the warranty period.

(2)	The balance of the accrual at October 31, 2013 related to three replacement modules due to POSCO Energy, which were delivered in the first quarter of 2014.

Note 10. Debt and Leases
Debt at October 31, 2014 and 2013, consisted of the following:

	2014	2013
Revolving credit facility	$945	$6,500
Senior Unsecured Convertible Notes	—	38,000
Connecticut Development Authority Note	3,033	3,246
Connecticut Clean Energy and Finance Investment Authority Note	6,052	5,744
Capitalized lease obligations	721	497
Total debt	$10,751	$53,987
Less: Unamortized debt discount	—	(3,106)
	10,751	50,881
Less: Current portion of long-term debt	(1,439)	(6,931)
Long-term debt	$9,312	$43,950

Aggregate annual principal payments under our loan agreements (excluding payments relating to the revolving credit facility) and capital lease obligations for the years subsequent to October 31, 2014 are as follows:

Year 1	493
Year 2	537
Year 3	351
Year 4	2,368
Year 5	5
Thereafter	6,052
$9,806

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
On June 25, 2013, the Company sold $38.0 million in aggregate principal amount of 8.0% Senior Unsecured Convertible Notes ("Notes"). During the year ended October 31, 2014, the total $38.0 million of outstanding principal was converted by Note holders and the Company issued 24.5 million shares of common stock. In connection with the conversion of the Notes, the Company recorded an increase in common stock and additional paid in capital based on the carrying value of the converted Notes which included the converted Notes principal, a proportional amount of unamortized debt discount, and a proportional amount of unamortized debt issuance costs. The change of control put redemption and interest make-whole payment upon conversion features embedded in the Notes required bifurcation from the host debt contract. As a result of the conversion of all the outstanding Notes, there is no remaining derivative balance at October 31, 2014. The aggregate fair value of these derivatives at October 31, 2013 was $4.7 million. The fair values were determined using a lattice-based valuation model. In determining the fair value of these bifurcated derivatives, various assumptions were used. Stock price was projected assuming a log-normal distribution. The stock volatility, the interest rate curve, the borrowing cost and credit spread are all assumed to be deterministic. The value was calculated as the difference between the value of the original note and a note with no change of control or make-whole payments upon conversion features. The inputs used to estimate the fair value of the control put redemption feature ad make-whole payment embedded derivatives include several significant unobservable inputs (Level 3).
As a result of the Note conversions, 5.5 million shares were issued and a payment of $0.3 million was made to settle the make-whole payment. The total fair value of the shares issued for the make-whole payment was $12.9 million which resulted in a charge of $8.7 million and a reduction to the embedded derivative liability of $4.6 million. The derivatives were included in Long term debt and other liabilities on the consolidated balance sheets and the make-whole charge is included in Other income (expense), net on the consolidated statements of operations.
On August 1, 2014, the Company entered into a new revolving credit facility with JPMorgan Chase Bank, N.A. (the "Bank") which has a total borrowing capacity of $4.0 million. This credit facility replaces the Company's previous credit facility with the Bank. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is August 1, 2015.  The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.
In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority to finance equipment purchases associated with manufacturing capacity expansion allowing for a maximum amount borrowed of $4.0 million. The interest rate is 5.0 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0 percent. Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project's provisional acceptance date, which is December 20, 2021, payable in forty eight equal monthly installments. Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.
We lease computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Note 11. Shareholders’ Equity (Deficit)
Common Stock and Warrant Issuances
During the year ended October 31, 2014, investors elected to convert the total outstanding $38.0 million in aggregate principal of the 8.0% Senior Unsecured Convertible Notes. As a result of these conversions, the Company issued 24.5 million shares of common stock related to the conversions, 5.5 million shares to settle the make-whole obligation and 0.3 million shares for accrued interest.

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

On January 23, 2014, the Company completed a public offering of 23.0 million shares of common stock, including 3.0 million shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters. All shares were offered by the Company at a price of $1.50 per share. Total net proceeds to the Company were approximately $32.0 million.

The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used for general corporate purposes or to pay obligations related to the Company's outstanding Series I and Series B preferred shares. During fiscal year 2014 and 2013, the Company sold 19.7 million and 4.3 million shares, respectively of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $41.3 million and $5.6 million, respectively, net of fees.

On December 20, 2012, the Company issued 3.5 million shares of common stock for the remaining 61 percent of outstanding Versa shares.

On September 4, 2013, the Company entered into a co-marketing agreement with NRG Energy ("NRG") for the marketing and sales of the Company's power plants. The terms of the agreement included the issuance of warrants to NRG that permit NRG to purchase up to 5.0 million shares of the Company's common stock at predetermined prices based on attaining minimum sales goals. The first tranche of 1.25 million warrants expired unvested on March 1, 2014. There are two tranches remaining of warrants with varying strike prices, varying minimum levels of qualifying orders, and different vesting and expiration dates. The weighted average strike price for the remaining 3.75 million warrants is $2.08. The qualifying order vesting dates range from December 2014 through September 2015 and the expiration dates range from December 2017 through August 2018. Any costs associated with the warrants will be recorded as a reduction of potential future revenue recorded under the arrangement. No warrants were vested at October 31, 2014 and no expense has been recorded.

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

Note 12. Redeemable Preferred Stock
Redeemable Series B Preferred Stock
We have 250,000 shares of our 5 percent Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000) (“Series B Preferred Stock”) authorized for issuance. At October 31, 2014 and 2013, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. The following is a summary of certain provisions of our Series B Preferred Stock.

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
The dividend on the Series B Preferred Stock may be paid in cash; or at the option of the holder, in shares of our common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market. Dividends of $3.2 million were paid in cash in each of the years ended October 31, 2014, 2013 and 2012. There were no cumulative unpaid dividends at October 31, 2014 and 2013.

•
Liquidation - The Series B Preferred Stock stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000 per share plus all accumulated and unpaid dividends to the date of that liquidation, dissolution, or winding up (“Liquidation Preference”). Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including shares of our common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of our assets. At October 31, 2014 and 2013, the Series B Preferred Stock had a Liquidation Preference of $64.0 million.

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

We may, at our option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of our common stock that are issuable at the then prevailing conversion rate. We may exercise our conversion right only if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($11.75 at October 31, 2014) for 20 trading days during any consecutive 30 trading day period, as described in the Certificate of Designation.
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
Series 1 Preferred Shares
In connection with our acquisition of Global Thermoelectric Inc. (“Global”) in November 2003, we acquired the obligations of Global pursuant to its outstanding 1,000,000 Series 2 Preferred Shares (“Series 2 Preferred Shares”) which continued to be held by Enbridge, Inc. With the sale of Global in May of 2004, the Series 2 Preferred Shares were canceled, and replaced with substantially equivalent Series 1 Preferred Shares (“Series 1 Preferred Shares”) issued by FuelCell Energy Ltd. (“FCE Ltd”).
On March 31, 2011, the Company entered into an agreement with Enbridge, Inc. (“Enbridge”) to modify the Class A Cumulative Redeemable Exchangeable Preferred Shares agreement (the “Series 1 preferred share agreement”) between FCE Ltd, a wholly-owned subsidiary of FuelCell, and Enbridge, the sole holder of the Series 1 preferred shares. Consistent with the previous Series 1 preferred share agreement, FuelCell continues to guarantee the return of principal and dividend obligations of FCE Ltd. to the Series 1 preferred shareholders under the modified agreement.
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
The Company made its scheduled payments of Cdn. $1.3 million, Cdn. $1.3 million and Cdn. $4.4 million during fiscal year 2014, 2013 and 2012, under the terms of the modified agreement, including the recording of interest expense, which reflects the fair value discount, of approximately Cdn. $2.1 million, Cdn. $2.0 million and Cdn. $2.0 million, respectively. At October 31, 2014 and 2013, the carrying value of the Series 1 Preferred shares was Cdn. $15.8 million ($14.2 million USD) and Cdn. $15.0 million ($14.3 million USD), respectively and is classified as preferred stock obligation of subsidiary on the consolidated balance sheets.
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
The assumptions used in these valuation models include historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the security is denominated in Canadian dollars, and the closing price of our common stock. The aggregate fair value of these derivatives included within long-term debt and other liabilities on the consolidated balance sheets at October 31, 2014 and 2013 was $0.7 million.
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
Revenues, by geographic location (based on the customer’s ordering location) for the years ended October 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
United States	$52,765	$80,199	$26,929
South Korea	124,669	101,928	92,163
England	119	2,036	1,061
Indonesia	—	—	147
Germany	869	1,503	128
Canada	820	1,912	175
Spain	1,051	80	—
Total	$180,293	$187,658	$120,603

Service agreement revenue which is included within Service agreements and license revenues on the consolidated statement of operations was $21.7 million, $24.0 million and $18.2 million, for the years ended October 31, 2014, 2013 and 2012, respectively.

Long-lived assets located outside of the United States at October 31, 2014 and 2013 are not significant individually or in the aggregate.

Note 14. Benefit Plans
We have shareholder approved equity incentive plans, a shareholder approved Section 423 Stock Purchase Plan (the “ESPP”) and an employee tax-deferred savings plan, which are described in more detail below.
Equity Incentive Plans
The Board adopted the 2006 and 2010 Equity Incentive Plans (collectively, the “Equity Plans”). Pursuant to the Equity Plans, 18.0 million shares of common stock were reserved for issuance. The Board is authorized to grant incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units ("RSUs"), performance units, performance shares, dividend equivalent rights and other stock based awards to our officers, key employees and non-employee directors. Stock options, RSAs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Board but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. Stock options generally vest ratably over 4 years and expire 10 years from the date of grant. During the second quarter of fiscal year 2013, the Company established an international award program to provide RSUs for the benefit of certain employees outside the United States. At October 31, 2014, there were 7.5 million shares available for grant. As of October 31, 2014 equity awards outstanding consisted of incentive stock options, nonstatutory stock options, RSAs and RSUs. The 1998 Equity Incentive Plan remains in effect only to the extent of awards outstanding under the plan as of October 31, 2014.
Share-based compensation was reflected in the consolidated statements of operations as follows:

	2014	2013	2012
Cost of revenues	$751	$584	$587
General and administrative expense	1,718	1,325	1,182
Research and development expense	436	308	280
Total share-based compensation	$2,905	$2,217	$2,049
Stock Options
We account for stock options awarded to employees and non-employee directors under the fair value method. The fair value of stock options is estimated on the grant date using the Black-Scholes option valuation model and the following weighted-average assumptions:

	2014	2013	2012
Expected life (in years)	7.0	7.0	7.0
Risk free interest rate	2.3%	1.2%	1.6%
Volatility	81.1%	76.5%	75.5%
Dividends yield	—%	—%	—%
The expected life is the period over which our employees are expected to hold the options and is based on historical data for similar grants. The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected volatility is based on the historical volatility of our stock. Dividend yield is based on our expected dividend payments over the expected life.
The following table summarizes our stock option activity for the year ended October 31, 2014:

		Weighted- Average Option
Options	Shares	Price
Outstanding at October 31, 2013	3,181,464	$6.42
Granted	146,841	$2.42
Canceled	(300,225)	$12.18
Outstanding at October 31, 2014	3,028,080	$5.66
The weighted average grant-date fair value per share for options granted during the years ended October 31, 2014, 2013 and 2012 was $1.79, $0.66 and $0.89, respectively. There were no options exercised in fiscal year 2014, 2013 or 2012.

The following table summarizes information about stock options outstanding and exercisable at October 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	outstanding	Contractual Life	Price	exercisable	Price
$0.26 — $5.10	1,367,028	7.0	$1.89	1,293,606	$1.86
$5.11 — $9.92	1,218,404	2.4	$8.09	1,218,404	$8.09
$9.93 — $14.74	442,648	1.5	$10.60	442,648	$10.60
	3,028,080	4.3	$5.66	2,954,658	$5.74
There was no intrinsic value for options outstanding and exercisable at October 31, 2014.
Restricted Stock Awards and Units
The following table summarizes our RSA and RSU activity for the year ended October 31, 2014:

		Weighted- Average
Restricted Stock Awards and Units	Shares	Price
Outstanding at October 31, 2013	5,036,104	$1.20
Granted	1,410,479	$2.39
Vested	(1,654,775)	$1.36
Forfeited	(67,728)	$1.24
Outstanding at October 31, 2014	4,724,080	$1.49
RSA and RSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period, which is generally four years. At October 31, 2014, there were 4.7 million outstanding RSAs and RSUs had an average remaining life of 2.5 years and an aggregate intrinsic value of $8.8 million.
At October 31, 2014, total compensation cost related to nonvested stock options and RSAs including RSUs not yet recognized was $0.1 million and $5.5 million, respectively, which is expected to be recognized over the next 0.4 and 2.5 years, respectively, on a weighted-average basis.
Stock Awards
Stock may be issued to employees as part of the annual incentive bonus. During fiscal year 2012, we issued 550,355 shares of common stock, respectively, in lieu of cash bonuses, with a value of $0.6 million to fulfill the accrued obligation from the prior fiscal year. Beginning in fiscal year 2013, the bonus was paid in cash to fulfill the accrued obligation from the prior fiscal year and no stock awards were issued for fiscal year 2013 and fiscal year 2014.
During the years ended October 31, 2014 and 2013, we awarded 11,570 shares and 29,787 shares, respectively, of fully vested, unrestricted shares of common stock to the independent members of our board of directors as a component of board of director compensation which resulted in recognizing $0.1 million or less of expense for each of the respective years.
Employee Stock Purchase Plan
Under the ESPP, eligible employees have the right to purchase shares of common stock at the lesser of (i) 85 percent of the last reported sale price of our common stock on the first business day of the offering period, or (ii) 85 percent of the last reported sale price of the common stock on the last business day of the offering period, in either case rounded up to avoid impermissible trading fractions. Shares issued pursuant to the ESPP contain a legend restricting the transfer or sale of such common stock for a period of six months after the date of purchase. At October 31, 2014, there were 282,209 shares of common stock available for issuance under the ESPP.

ESPP activity for the year ended October 31, 2014 was as follows:

Number of
ESPP	Shares
Balance at October 31, 2013	549,584
Issued @ $0.85	(124,334)
Issued @ $1.13	(143,041)
Available for issuance at October 31, 2014	282,209

The fair value of shares under the ESPP was determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013	2012
Expected life (in years)	0.5	0.5	0.5
Risk free interest rate	0.08%	0.15%	0.07%
Volatility	75.0%	75.0%	92.0%
Dividends yield	—%	—%	—%
The weighted-average fair value of shares issued under the ESPP during fiscal year 2014 was $1.00 per share.
Employee Tax-Deferred Savings Plans
We offer a 401(k) plan (the “Plan”) to all full time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Employee contributions are fully vested when made. Under the Plan, there is no option available to the employee to receive or purchase our common stock. After suspending our matching contribution in February 2009, we commenced matching contributions of 1 percent in January 2012 and increased the amount to 2 percent in January 2013. Matching contributions under the Plan were $0.3 million and $0.3 million for the years ended October 31, 2014 and 2013, respectively.
Note 15. Income Taxes
The components of loss from continuing operations before income taxes for the years ended October 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
U.S.	$(35,167)	$(31,044)	$(35,535)
Foreign	(3,228)	(3,904)	(302)
Loss before income taxes	$(38,395)	$(34,948)	$(35,837)
There was current income tax expense of $0.5 million, $0.4 million and $0.07 million related to foreign withholding taxes and income taxes in South Korea and no deferred federal income tax expense (benefit) for each of the years ended October 31, 2014, 2013 and 2012, respectively. Franchise tax expense, which is included in administrative and selling expenses, was $0.2 million for the years ended October 31, 2014, 2013 and 2012, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
State taxes net of Federal benefits	(1.8)%	(1.7)%	(2.6)%
Foreign withholding tax	1.0%	0.9%	0.2%
Net operating loss adjustment and true-ups	(25.4)%	0.1%	(34.9)%
Nondeductible expenditures	14.5%	0.8%	1.2%
Change in state tax rate	(0.8)%	10.5%	(6.8)%
Other, net	0.4%	4.1%	(0.1)%
Valuation allowance	47.1%	20.3%	77.2%
Effective income tax rate	1.0%	1.0%	0.2%
Our deferred tax assets and liabilities consisted of the following at October 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Compensation and benefit accruals	$7,591	$6,452
Bad debt and other reserves	1,859	1,841
Capital loss and tax credit carry-forwards	13,486	13,582
Net operating losses (domestic and foreign)	247,170	228,154
Deferred license revenue	8,894	8,033
Lower of cost or market inventory reserves	521	509
Investment in partnerships	404	419
Accumulated depreciation	590	625
Gross deferred tax assets:	280,515	259,615
Valuation allowance	(280,515)	(259,615)
Deferred tax assets after valuation allowance	—	—
Deferred tax liability:
In process research and development	(3,377)	(3,377)
Net deferred tax liability	$(3,377)	$(3,377)
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
At October 31, 2014, we had federal and state NOL carryforwards of $655.0 million and $396.0 million, respectively, for which a portion of the NOL has not been recognized in connection with share-based compensation. The Federal NOL carryforwards expire in varying amounts from 2020 through 2034 while state NOL carryforwards expire in varying amounts from fiscal year 2014 through 2034. Additionally, we had $10.4 million of state tax credits available, of which $1.0 million expires in fiscal year 2018. The remaining credits do not expire.
Certain transactions involving the Company’s beneficial ownership occurred in fiscalyear 2014 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We have completed a detailed Section 382 study in fiscal year 2014 to determine if any of our NOL and credit carryovers will be subject to limitation. Based on that study we have determined that there was no ownership change as of the end of our fiscal year 2014 under Section 382. The acquisition of VERSA in the prior fiscal year triggered a Section 382 ownership change which will limit the future usage of some of the Federal and state NOLs. The Federal and state NOLs that are non 382-limited are included in the NOL deferred tax assets as disclosed.
As discussed in Note 1, the Company’s financial statements reflect expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction) presuming the taxing authorities’ full knowledge of the position and all relevant facts.
The liability for unrecognized tax benefits at October 31, 2014 and 2013 was $15.7 million. This amount is directly associated with a tax position taken in a year in which federal and state NOL carryforwards were generated. Accordingly, the amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of our federal and state NOL carryforwards. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes; however, because of our significant NOLs, no provision for interest or penalties has been recorded.
We file income tax returns in the U.S. and various states, primarily Connecticut and California, as well as income tax returns required internationally for South Korea and Germany. We are open to examination by the Internal Revenue Service and various states in which we file for fiscal years 1998 to the present. We are currently not under any income tax examinations.
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
The calculation of basic and diluted EPS for the years ended October 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Numerator
Net loss	$(38,883)	$(35,319)	$(35,906)
Net loss attributable to noncontrolling interest	758	961	411
Preferred stock dividend	(3,200)	(3,200)	(3,201)
Net loss to common shareholders	$(41,325)	$(37,558)	$(38,696)
Denominator
Weighted average basic common shares	245,686,983	186,525,001	165,471,261
Effect of dilutive securities (1)	—	—	—
Weighted average diluted common shares	245,686,983	186,525,001	165,471,261
Basic loss per share	(0.17)	(0.20)	(0.23)
Diluted loss per share (1)	(0.17)	(0.20)	(0.23)

(1)
Due to the net loss to common shareholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, warrants, unvested RSAs and RSUs, convertible preferred stock and convertible notes. At October 31, 2014, 2013 and 2012, there were options to purchase 3.0 million, 3.2 million and 3.1 million shares of common stock, respectively and at October 31, 2014 and 2013, there were warrants to purchase 5.75 million and 5.0 million, respectively shares of common stock that were not included in the calculation of diluted earnings per share as they would be antidiulutive. There were no warrants outstanding at October 31, 2012.

Note 17. Commitments and Contingencies
Lease agreements
At October 31, 2014 and 2013, we had capital lease obligations of $0.7 million and $0.5 million, respectively. Lease payment terms are thirty-six months from the date of lease.
We also lease certain computer and office equipment and manufacturing facilities in Torrington, and Danbury, Connecticut under operating leases expiring on various dates through 2015. Rent expense was $1.7 million, $1.6 million and $1.6 million for the years ended October 2014, 2013 and 2012, respectively.

Non-cancelable minimum payments applicable to operating and capital leases at October 31, 2014 were as follows:

	Operating Leases	Capital Leases
2015	$1,978	$276
2016	1,087	310
2017	711	110
2018	578	20
2019	330	5
Thereafter	318	—
Total	$5,002	$721
Service and warranty agreements
Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred on a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual historical fleet performance, which totaled $0.8 million and $0.5 million at October 31, 2014 and 2013, respectively, and is recorded in Accrued Liabilities.
Our loss accrual on service agreements, excluding the accrual for performance guarantees, totaled $3.0 million and $3.7 million at October 31, 2014 and 2013, respectively and is recorded in Accrued Liabilities. Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract.
Power purchase agreements
Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. As owner of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We are typically not required to produce minimum amounts of power under our PPA agreements and we typically have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.
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

Note 18. Supplemental Cash Flow Information
The following represents supplemental cash flow information:

	Year Ended October 31,
	2014	2013	2012
Cash interest paid	$1,892	$280	$302
Income taxes paid	$35	17	—
Noncash financing and investing activity:
Common stock issued for convertible note conversions and make-whole settlements	$46,186	$—	$—
Common stock issued for employee annual incentive bonus	$—	—	550
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$106	85	84
Common stock issued for acquisition of Versa	$—	3,563	—
Accrued sale of common stock, cash received in a subsequent period	$633	509	$—

Note 19. Quarterly Information (Unaudited)
Selected unaudited financial data for each quarter of fiscal year 2014 and 2013 is presented below. We believe that the information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended October 31, 2014
Revenues	$44,434	$38,274	$43,176	$54,409	$180,293
Gross profit	2,199	1,611	3,961	5,955	13,726
Loss on operations	(7,570)	(8,773)	(6,000)	(4,968)	(27,311)
Net loss	(10,815)	(16,039)	(7,139)	(4,890)	(38,883)
Preferred stock dividends	(800)	(800)	(800)	(800)	(3,200)
Net loss to common shareholders	(11,404)	(16,643)	(7,778)	(5,500)	(41,325)
Net loss to common shareholders per basic and diluted common share (1)	$(0.06)	$(0.07)	$(0.03)	$(0.02)	$(0.17)
Year ended October 31, 2013
Revenues	$36,358	$42,436	$53,707	$55,157	$187,658
Gross profit (loss)	(2,311)	2,314	4,522	2,597	7,122
Loss on operations	(11,070)	(7,197)	(4,594)	(6,952)	(29,813)
Net loss	(11,879)	(7,629)	(5,814)	(9,997)	(35,319)
Preferred stock dividends	(800)	(800)	(800)	(800)	(3,200)
Net loss to common shareholders	(12,481)	(8,165)	(6,412)	(10,500)	(37,558)
Net loss to common shareholders per basic and diluted common share (1)	$(0.07)	$(0.04)	$(0.03)	$(0.06)	(0.20)

(1)	The full year net loss to common shareholders basic and diluted share may not equal the sum of the quarters due to weighting of outstanding shares.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of October 31, 2014, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2014 based on the specified criteria.
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
The information required by this Item 10, with respect to our executive officers, is included in Part I of the Annual Report on Form 10-K. The other information required by this Item 10 is incorporated by reference to the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 11.	EXECUTIVE COMPENSATION
Information required under this Item is incorporated by reference to the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item is incorporated by reference to the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is incorporated by reference to the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item is incorporated by reference to the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

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

10.78	Export Loan Agreement, dated as of August 1, 2014, between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.61 of the Company’s Form 8-K, dated August 1, 2014).

10.79	Promissory Note of the Company, dated August 1, 2014, to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.64 of the Company’s Form 8-K, dated August 1, 2014).

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

10.82
Securities Purchase Agreement, dated July 30, 2014, between the Company and NRG Energy, Inc. (incorporated by reference to Exhibit 10.82 of the Company's Form 10-Q for the quarter ended July 31, 2014).

10.83	Loan Agreement, dated July 20, 2014, between FuelCell Energy Finance, LLC and NRG Energy (incorporated by reference to Exhibit 10.83 of the Company's Form 10-Q for the quarter ended July 31, 2014).

14
Code of Ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer. (incorporated by reference to exhibit of the same number contained in the Company’s 10-K for the year ended October 31, 2003)

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit No.	Description
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.SCH#	XBRL Schema Document

101.INS#	XBRL Instance Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkebase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 9, 2015.
FUELCELL ENERGY, INC.

/s/ Arthur A. Bottone Arthur A. Bottone	Dated: January 9, 2015
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur A. Bottone Arthur A. Bottone	President, Chief Executive Officer and Director (Principal Executive Officer)	January 9, 2015

/s/ Michael S. Bishop Michael S. Bishop	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Accounting and Financial Officer)	January 9, 2015

/s/ Richard A. Bromley Richard A. Bromley	Director	January 6, 2015

/s/ James H. England James H. England	Director	January 6, 2015

/s/ William A. Lawson William A. Lawson	Director	January 8, 2015

/s/ John A. Rolls John A. Rolls	Director - Chairman of the Board	January 7, 2015

/s/ Christopher S. Sotos Christopher S. Sotos	Director	January 8, 2015

/s/ Togo Dennis West Jr. Togo Dennis West Jr.	Director	January 6, 2015

INDEX OF EXHIBITS

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document