Form 10-Q
period 2015-01-31
FUELCELL ENERGY INC
filed 2015-03-11
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding as of March 6, 2015: 294,662,631

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	January 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$84,664	$83,710
Restricted cash and cash equivalents - short-term	5,625	5,523
Accounts receivable, net	60,628	64,375
Inventories	56,620	55,895
Project assets	5,712	784
Other current assets	9,880	7,528
Total current assets	223,129	217,815

Restricted cash and cash equivalents - long-term	21,642	19,600
Property, plant and equipment, net	26,589	25,825
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets, net	3,634	3,729
Total assets	$288,661	$280,636
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,484	$1,439
Accounts payable	22,501	22,969
Accrued liabilities	11,779	12,066
Deferred revenue	42,859	37,626
Preferred stock obligation of subsidiary	849	961
Total current liabilities	79,472	75,061
Long-term deferred revenue	22,190	20,705
Long-term preferred stock obligation of subsidiary	11,857	13,197
Long-term debt and other liabilities	13,273	13,367
Total liabilities	126,792	122,330
Redeemable preferred stock (liquidation preference of $64,020 as of January 31, 2015 and October 31, 2014)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($.0001 par value); 400,000,000 shares authorized as of January 31, 2015 and October 31, 2014; 291,990,254 and 287,160,003 shares issued and outstanding as of January 31, 2015 and October 31, 2014, respectively.	29	29
Additional paid-in capital	917,436	909,431
Accumulated deficit	(813,380)	(809,314)
Accumulated other comprehensive loss	(447)	(159)
Treasury stock, Common, at cost (41,357 and 45,550 shares as of January 31, 2015 and October 31, 2014, respectively)	(56)	(95)
Deferred compensation	56	95
Total shareholders’ equity	103,638	99,987
Noncontrolling interest in subsidiaries	(1,626)	(1,538)
Total equity	102,012	98,449
Total liabilities and equity	$288,661	$280,636
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2015	2014
Revenues:
Product sales (including $22.1 million and $29.1 million of related party revenue)	$33,418	$34,460
Service agreements and license revenues (including $1.9 million and $3.1 million of related party revenue)	3,871	4,960
Advanced technologies contract revenues (including $0.4 million and $0.04 million of related party revenue	4,381	5,014
Total revenues	41,670	44,434
Costs of revenues:
Cost of product sales	30,348	33,028
Cost of service agreements and license revenues	3,568	4,157
Cost of advanced technologies contract revenues	3,740	5,050
Total costs of revenues	37,656	42,235
Gross profit	4,014	2,199
Operating expenses:
Administrative and selling expenses	5,640	4,854
Research and development expenses	3,504	4,915
Total costs and expenses	9,144	9,769
Loss from operations	(5,130)	(7,570)
Interest expense	(664)	(1,361)
Other income (expense), net	1,680	(1,774)
Loss before provision for income taxes	(4,114)	(10,705)
Provision for income taxes	(40)	(110)
Net loss	(4,154)	(10,815)
Net loss attributable to noncontrolling interest	88	211
Net loss attributable to FuelCell Energy, Inc.	(4,066)	(10,604)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(4,866)	$(11,404)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.02)	$(0.06)
Basic and diluted weighted average shares outstanding	285,584,931	200,637,819

	Three Months Ended January 31,
	2015	2014
Net loss	$(4,154)	$(10,815)
Other comprehensive loss:
Foreign currency translation adjustments	(288)	(20)
Comprehensive loss	$(4,442)	$(10,835)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,154)	$(10,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	761	621
Gain from change in fair value of embedded derivatives	(39)	(225)
Make whole derivative expense	—	2,422
Depreciation	963	1,068
Interest expense on preferred stock obligation	480	492
Foreign exchange gains	(1,513)	(801)
Other non-cash transactions, net	(125)	105
Decrease (increase) in operating assets:
Accounts receivable	3,747	15,227
Inventories	(725)	4,333
Project assets	(4,928)	—
Other assets	(2,857)	2,530
Increase (decrease) in operating liabilities:
Accounts payable	(468)	(6,138)
Accrued liabilities	(131)	(11,151)
Deferred revenue	6,718	(2,742)
Net cash used in operating activities	(2,271)	(5,074)
Cash flows from investing activities:
Capital expenditures	(1,616)	(790)
Net cash used in investing activities	(1,616)	(790)
Cash flows from financing activities:
Repayment of debt	(121)	(95)
Proceeds from debt	—	250
Increase in restricted cash and cash equivalents	(2,144)	(16,141)
Payment of preferred dividends and return of capital	(1,094)	(1,113)
Proceeds from sale of common stock, net of registration fees	8,488	33,755
Net cash provided by financing activities	5,129	16,656
Effects on cash from changes in foreign currency rates	(288)	(20)
Net increase in cash and cash equivalents	954	10,772
Cash and cash equivalents-beginning of period	83,710	67,696
Cash and cash equivalents-end of period	$84,664	$78,468
Supplemental cash flow disclosures:
Cash interest paid	$155	$1,535
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$168	$106
Common stock issued for convertible note conversions and make-whole settlements	$—	$17,200
Accrued sale of common stock, cash received in subsequent period	$33	$—
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a leading integrated fuel cell company with a growing global presence. We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants. Our Direct FuelCell power plants produce reliable 24/7 base load electricity and usable high quality heat for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cell and other fuel cell technologies. We continue to invest in new product and market development and we are not currently generating net income from our operations.  Our operations are funded primarily through cash generated from product sales, service and advanced technologies contracts, license fee and royalty income and sales of equity and debt securities. In order to continually produce positive cash flow from operations, we need to be successful at increasing annual order volume, production and cost reduction efforts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operation as of and for the period ended January 31, 2015 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet as of October 31, 2014 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2014, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, accrual on service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Related Parties
POSCO Energy (“POSCO”), which is a related party, owned approximately 11.0 percent of the outstanding common shares of the Company as of January 31, 2015. Revenues from POSCO Energy for the three months ended January 31, 2015 and 2014 represent 54% and 73%, respectively, of consolidated revenues.
NRG Energy, Inc. ("NRG") is a related party and owned approximately 6.0 percent of the outstanding common shares of the Company as of January 31, 2015. NRG Yield is a dividend growth-oriented company formed by NRG Energy, Inc. that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. Revenues from NRG and NRG Yield for the three months ended January 31, 2015 represents 5.0 percent of consolidated revenues. There were no sales to NRG for the three months ended January 31, 2014.

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
Note 3. Accounts Receivable
Accounts receivable as of January 31, 2015 and October 31, 2014 consisted of the following:

	January 31, 2015	October 31, 2014
Advanced Technology (including U.S. Government(1)):
Amount billed	$855	$2,517
Unbilled recoverable costs	4,973	2,886
	5,828	5,403
Commercial Customers:
Amount billed	10,566	8,871
Unbilled recoverable costs	44,234	50,101
	54,800	58,972
Accounts receivable, net	$60,628	$64,375

(1)	Total U.S. Government accounts receivable outstanding as of January 31, 2015 and October 31, 2014 was $3.0 million and $1.7 million, respectively.

We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.1 million as of January 31, 2015 and October 31, 2014.

Commercial Customers accounts receivable (including Unbilled recoverable costs) included amounts due from POSCO Energy of $20.5 million and $29.9 million as of January 31, 2015 and October 31, 2014, respectively and amounts due from NRG and NRG Yield of $6.9 million as of January 31, 2015. There were no amounts outstanding from NRG as of October 31, 2014.

Note 4. Inventories
The components of inventory as of January 31, 2015 and October 31, 2014 consisted of the following:

	January 31, 2015	October 31, 2014
Raw materials	$28,962	$25,460
Work-in-process (1)	27,658	30,435
Inventories	$56,620	$55,895

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements. Included in work-in-process as of January 31, 2015 and October 31, 2014 was $17.0 million and $19.2 million, respectively, of completed standard components.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 5. Project Assets

Project assets as of January 31, 2015 and October 31, 2014 were $5.7 million and $0.8 million, respectively. Project assets consist primarily of costs relating to our fuel cell projects in various stages of development that we capitalize prior to entering into a definitive sales or long-term financing agreement for the project. These projects are actively being marketed and intended to be sold although we may choose to retain such projects during initial stages of operations. In the future this financial statement caption may include projects that have begun commercial operation under the project power purchase agreements in advance of a sale or permanent financing. Project asset costs include costs for developing and constructing a complete turn-key fuel cell project. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. Once we enter into a definitive sales agreement we expense project assets to cost of sales after the respective project asset is sold to a customer and all revenue recognition criteria have been met. We classify project assets as current if the expected Commercial Operation Date is less than twelve months and long-term if it is greater than twelve months from the balance sheet date. We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Note 6. Other Current Assets
Other current assets as of January 31, 2015 and October 31, 2014 consisted of the following:

	January 31, 2015	October 31, 2014
Advance payments to vendors (1)	$5,246	$2,372
Deferred finance costs (2)	129	129
Notes receivable	561	529
Prepaid expenses and other (3)	3,944	4,498
Other current assets	$9,880	$7,528

(1)	Advance payments to vendors relate to inventory purchases.

(2)	Represents the current portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and will be amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 7. Other Assets, net
Other assets, net as of January 31, 2015 and October 31, 2014 consisted of the following:

	January 31, 2015	October 31, 2014
Long-term stack residual value (1)	$2,725	$2,725
Deferred finance costs (2)	451	483
Other	458	521
Other assets, net	$3,634	$3,729

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

(2)	Represents the long-term portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and will be amortized over the five-year life of the facility.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 8. Accrued Liabilities
Accrued liabilities as of January 31, 2015 and October 31, 2014 consisted of the following:

	January 31, 2015	October 31, 2014
Accrued payroll and employee benefits	$3,453	$4,432
Accrued contract and operating costs	34	34
Accrued product warranty cost (1)	1,361	1,156
Accrued service agreement costs	4,293	3,882
Accrued taxes, legal, professional and other	2,638	2,562
Accrued Liabilities	$11,779	$12,066

(1)
Activity in the accrued product warranty costs for the three months ended January 31, 2015 included additions for estimates of potential future warranty obligations of $0.5 million on contracts in the warranty period and reductions related to actual warranty spend of $0.3 million as contracts progress through the warranty period or are beyond the warranty period.

Note 9. Shareholders’ Equity
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the three months ended January 31, 2015:

	Total Shareholders’ Equity	Noncontrolling interest	Total Equity
Balance as of October 31, 2014	$99,987	$(1,538)	$98,449
Share-based compensation	761	—	761
Sale of common stock, net of registration fees	7,887	—	7,887
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	157	—	157
Preferred dividends – Series B	(800)	—	(800)
Other comprehensive loss - foreign currency translation adjustments	(288)	—	(288)
Net loss	(4,066)	(88)	(4,154)
Balance as of January 31, 2015	$103,638	$(1,626)	$102,012

Common Stock Sales
The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used for general corporate purposes or to pay obligations related to the Company's outstanding Series 1 and Series B preferred shares. During the three months ended January 31, 2015, the Company sold 4,679,350 shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $7.9 million, net of fees.

Outstanding Warrants
On September 4, 2013, the Company entered into a co-marketing agreement with NRG for the marketing and sales of the Company's power plants. The terms of the agreement included the issuance of warrants to NRG that permit NRG to purchase up to 5.0 million shares of the Company's common stock at predetermined prices based on attaining minimum sales goals. The first tranche of 1.25 million warrants expired unvested on March 1, 2014 and the second tranche of 1.5 million warrants expired unvested on December 31, 2014. There is one tranche of 2.25 million warrants remaining with a strike price of $1.98 and a qualifying order vesting date through September 2015 and an expiration date of August 2018. Any costs associated with the warrants will be recorded as a reduction of potential future revenue recorded under the arrangement. No warrants were vested and no expense was recorded as of January 31, 2015.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

On July 30, 2014, the Company also issued a warrant to NRG in conjunction with entry into a Securities Purchase Agreement for the sale of common stock. Pursuant to the warrant agreement, NRG has the right to purchase up to 2.0 million shares of the Company's common stock at an exercise price of $3.35 per share. The warrant has a term of three years from the Closing Date. The warrants qualified for permanent equity accounting treatment.
Note 10. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2015	2014
Numerator
Net loss	$(4,154)	$(10,815)
Net loss attributable to noncontrolling interest	88	211
Preferred stock dividend	(800)	(800)
Net loss attributable to common shareholders	$(4,866)	$(11,404)
Denominator
Weighted average basic common shares	285,584,931	200,637,819
Effect of dilutive securities (1)	—	—
Weighted average diluted common shares	285,584,931	200,637,819
Basic loss per share	$(0.02)	$(0.06)
Diluted loss per share (1)	$(0.02)	$(0.06)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards, convertible preferred stock and warrants. As of January 31, 2015 and 2014, there were options to purchase 3.0 million and 3.1 million, respectively, shares of common stock and as of January 31, 2015 and 2014 and there were warrants to purchase 4.3 million and 5.0 million , respectively, shares of common stock which were excluded from the computation as they would be antidilutive.

Note 11. Restricted Cash
As of January 31, 2015, there was $27.3 million of cash and cash equivalents was pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $25.1 million of cash and cash equivalents pledged as of October 31, 2014. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FuelCell Energy obligations under a 15-year service agreement and has been classified as long-term. As of January 31, 2015, outstanding letters of credit totaled $9.6 million compared to $7.4 million as of October 31, 2014. These expire on various dates through April 2019.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. These statements appear in a number of places in this Report and include all statements that are not historical statements of fact regarding our intent, belief or current expectations with respect to, among other things: (i) our ability to achieve our sales plans and cost reduction targets; (ii) trends affecting our financial condition or results of operations; (iii) our growth and operating strategy; (iv) our product development strategy; (v) our financing plans; (vi) the timing and magnitude of future contracts; (vii) changes in the regulatory environment; (viii) potential volatility of energy prices; and (ix) rapid technological change or competition. The words “may,” “would,” “could,” “should,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend,” “plans” and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein, including those discussed in detail in our filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 in the section entitled “Item 1A. Risk Factors.”
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2014 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are an integrated fuel cell company with an expanding global presence on three continents. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed power generation. Our power plants provide megawatt-class scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Our plants are operating in more than 50 locations in nine countries on three different continents and have generated more than three billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 300,000 average size U.S. homes for one year. Our growing installed base and backlog exceeds 300 megawatts (MW).

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
Recent Developments

None.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended January 31, 2015 and 2014
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended January 31,		Change
	2015	2014	$	%
Total revenues	$41,670	$44,434	$(2,764)	(6)

Total costs of revenues	$37,656	$42,235	$(4,579)	(11)

Gross profit	$4,014	$2,199	$1,815	83

Gross margin percentage	9.6%	4.9%
Total revenues for the three months ended January 31, 2015 decreased $2.8 million, or 6 percent, to $41.7 million from $44.4 million during the same period last year. Total cost of revenues for the three months ended January 31, 2015 decreased by $4.6 million, or 11 percent, to $37.7 million from $42.2 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.

Product sales
Our product sales, cost of sales and gross profit for three months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2015	2014	$	%
Product sales	$33,418	$34,460	$(1,042)	(3)
Cost of product sales	30,348	33,028	(2,680)	(8)
Gross profit from product sales	$3,070	$1,432	$1,638	114
Product sales gross margin	9.2%	4.2%
Product sales for the three months ended January 31, 2015 included $9.0 million of power plant revenue, $18.1 million of fuel cell kits and module revenue and $6.3 million of revenue primarily related to power plant component sales and engineering and construction services. This is compared to product sales for the three months ended January 31, 2014 which included $1.4 million of power plant revenue, $23.7 million of fuel cell kits and module revenue and $9.3 million of revenue primarily from power plant component sales and engineering and construction services. The decline in revenue during the period is due to the decreased level of engineering and construction services being performed compared to the prior period.
Cost of product sales decreased $2.7 million for the three months ended January 31, 2015 to $30.3 million, compared to $33.0 million in the same prior year period. Gross profit increased $1.7 million to a gross profit of $3.1 million for the three months ended January 31, 2015 compared to a gross profit of $1.4 million for the three months ended January 31, 2014. The increase was due to lower product costs combined with a sales mix that included power plants construction revenue along with fuel cell kits and modules.
The Company is installing a power plant for a customer that has executed a power purchase agreement. This power plant is recognized as Project assets on the balance sheet and revenue will be recognized once a definitive sales agreement is executed.
Service agreements and license revenues

	Three Months Ended January 31,		Change
(dollars in thousands)	2015	2014	$	%
Service agreements and license revenues	$3,871	$4,960	$(1,089)	(22)
Cost of service agreements and license revenues	3,568	4,157	(589)	(14)
Gross profit from service agreements and license revenues	$303	$803	$(500)	(62)
Service agreement and license revenues gross margin	7.8%	16.2%
Revenues for the three months ended January 31, 2015 from service agreements and license fee and royalty agreements totaled $3.9 million, compared to $5.0 million the prior year period. Cost of service agreements and license revenues decreased to $3.6 million from $4.2 million for the prior year period. The gross profit on service agreements and license and royalty agreements decreased to $0.3 million for the three month period ended January 31, 2015, compared to $0.8 million for the comparable prior year period. There was no revenue recorded relating to scheduled module replacements in the first quarter of fiscal 2015 compared to approximately $1.1 million of service revenue recognized related to scheduled module replacements during the first quarter of fiscal 2014. Service revenue from scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. As a result, quarterly revenue and gross profit related to module exchanges can fluctuate quarter to quarter, with additional power plant installations leading to growth in service revenue.
.

Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the three months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2015	2014	$	%
Advanced technologies contract revenues	$4,381	$5,014	$(633)	(13)
Cost of advanced technologies contract revenues	3,740	5,050	(1,310)	(26)
Gross profit (loss)	$641	$(36)	$677	1,881
Advanced technologies contracts gross margin	14.6%	(0.7)%
Advanced technologies contracts revenue for the three months ended January 31, 2015 was $4.4 million, which decreased $0.6 million when compared to $5.0 million of revenue for the three months ended January 31, 2014. Cost of advanced technologies contracts decreased $1.3 million to $3.7 million for the three months ended January 31, 2015, compared to $5.1 million for the same period in the prior year. Gross profit from advanced technologies contracts for the three months ended January 31, 2015 was $0.6 million compared to a gross loss of $0.04 million for the three months ended January 31, 2014. The increase in gross profit is related to the mix of contracts currently being performed for private industry that do not include a cost share component.
Administrative and selling expenses
Administrative and selling expenses were $5.6 million for the three months ended January 31, 2015 compared to $4.9 million during the three months ended January 31, 2014. Administrative and selling expenses increased due to increased project proposal and bidding expenses for multiple power plant installations.
Research and development expenses
Research and development expenses decreased to $3.5 million during the three months ended January 31, 2015 compared to $4.9 million of expense incurred in the same period in 2014. The decrease is a result of completion of some initiatives in the prior year in enhancing the cost profile of multi-megawatt installations. The Company's internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the three months ended January 31, 2015 was $5.1 million compared to a loss of $7.6 million for the same period in 2014. The decrease was primarily a result of higher gross profit from product sales and lower research and development expenses partially offset by higher administrative and selling expenses.
Interest expense
Interest expense for the three months ended January 31, 2015 and 2014 was $0.7 million and $1.4 million, respectively. Interest expense for the prior year quarter was higher reflecting interest on the 8.0% Unsecured Convertible Debt, which was subsequently converted. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $0.5 million.
Other income (expense), net
Other income (expense), net, was income of $1.7 million for the three month period ended January 31, 2015 compared to expense of $1.8 million for the same period in 2014. The current period income represents unrealized foreign exchange gains of $1.5 million primarily related to changes in value of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars. The prior period expense recorded includes a charge of $2.7 million related to the make-whole payment upon conversion of $15.0 million of principal of the 8.0% Convertible notes. The Company primarily used common stock to settle this make-whole obligation. Offsetting the charge was a favorable non-cash fair value adjustment of certain embedded derivatives of $0.3 million and foreign exchange gains and other income of $0.6 million.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended January 31, 2015 and 2014 our provision for income taxes was $0.04 million and $0.1 million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended January 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million in each of the three month periods of January 31, 2015 and 2014.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended January 31, 2015 and 2014, net loss attributable to common shareholders was $4.9 million and $11.4 million, respectively, and loss per common share was $0.02 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2015, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan and revolving credit facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Cash and cash equivalents including restricted cash totaled $111.9 million as of January 31, 2015 compared to $108.8 million as of October 31, 2014. In addition, the Company has revolver availability of approximately $3.1 million with JPMorgan Chase and $40.0 million of availability under its project finance loan agreement with NRG Energy. The Company has also executed a Letter of Intent with the State of Connecticut which will provide up to $20.0 million of term loans for expansion of our Torrington, Connecticut manufacturing facility. Additionally, we have an effective shelf registration statement with the SEC for issuance of debt or equity securities.

The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. Increasing annual order volume and reduced product costs are expected to further increase revenues and margins and improve operating cash flows. The Company is currently producing approximately 70 MW annually at our production facility in Torrington, Connecticut which has an annual manufacturing capacity of 100 MW under its current configuration. There have been some weather delays during the first quarter of 2015 that have nominally decreased output. Our current backlog, which includes fuel cell kits to be delivered to POSCO Energy under a multi-year order which extends through 2016, combined with scheduled fuel cell module exchanges under service agreements, provides a base level of production of approximately 45-50 MW per year. The Company is targeting converting approximately 30-40 MW of our sales pipeline into incremental backlog annually in order to utilize our available capacity.

The Company has a contract backlog totaling approximately $337.0 million as of January 31, 2015. This backlog includes approximately $207.6 million of service agreements, with an average term in excess of ten years, and utility service contracts up to 20 years in duration, providing a committed source of revenue to the year 2034. The Company also has a strong sales and service pipeline of potential projects in various stages of development in both North America and Europe. This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW for end users such as pharmaceuticals, technology companies, hospitals and universities. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. These projects are in sizes of 20MW and above and can help both utilities and states meet their renewable portfolio standards.
Factors that may impact our liquidity in 2015 and beyond include;

•
Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have liquidity requirements in the future. Our business model is evolving whereby we develop turn-key projects and may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile. We may choose to substantially complete the construction of a project before it is sold to a project investor. We may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell a project on economically attractive terms. Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity. We have secured $40.0 million of financing from NRG to enable this strategy but may seek to use our cash reserves or other forms of financing as necessary.

•
As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•
The amount of accounts receivable as of January 31, 2015 was $60.6 million. Included in accounts receivable as of January 31, 2015 was $49.2 million of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under a construction contract. At this time, we bill our customers according to the contract terms. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•
The amount of total inventory as of January 31, 2015 was $56.6 million, which includes work in process and finished goods inventory totaling $27.7 million. As we continue to execute on our business plan we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant or perform site construction activities in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•
The amount of project assets as of January 31, 2015 was $5.7 million. Project assets consist primarily of costs relating to our fuel cell projects in various stages of development, generally under power purchase agreements that we capitalize prior to entering into a definitive sales or long-term financing agreement for the project. These projects are actively being marketed and intended to be sold although we may choose to retain such projects during initial stages of operations. This balance will fluctuate based on timing of construction and sale of the projects to third parties.

•
Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. We have pledged approximately $27.3 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts as of January 31, 2015. This balance may increase with a growing backlog and installed fleet.

•
During fiscal 2015, we expect to spend between $8.0 million to $15.0 million for capital expenditures, including expenditures for upgrades to existing machinery, equipment and investments in automation equipment that we believe will improve the efficiency and cost profile of our operations and facilitate the start of our Torrington facility expansion. The first phase of the Torrington expansion involves the expansion of the existing 65,000 square foot manufacturing facility by 90,000 square feet for a total size of 155,000 square feet. Initially, this additional space will be used to enhance and streamline logistics functions and provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. The Company expects to enter into a long term lease of up to 15 years as part of this expansion. Construction is expected to be completed by early 2016.

•
The second phase of our manufacturing expansion will commence as demand supports. This includes adding manufacturing equipment to increase annual capacity from the current 100 megawatts to at least 200 megawatts. Plans for this phase also include the installation of a megawatt scale tri-generation fuel cell plant to power and heat the facility as well as provide hydrogen for the manufacturing process of the fuel cell components, and the creation of an Advanced Technology Center for technology testing and prototype manufacturing. In addition, the final stage of the fuel cell module manufacturing will be relocated to the Torrington facility from its current location at the Danbury, Connecticut headquarters, which will reduce logistics costs.  The total investment for both phases of the expansion could be up to $65.0 million over a five year period including a research lab and installation of a 1.4 megawatt tri-generation power plant to supply power, heat and hydrogen for use by the facility. The State of Connecticut has extended a financial package through the Department of Economic and Community Development for both stages, including up to $20.0 million of low interest long-term loans and up to $10.0 million of tax credits, predicated on certain terms and conditions, including the forgiveness of 50 percent of the loan principal if certain job retention and job creation targets are reached.

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

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $111.9 million as of January 31, 2015 compared to $108.8 million as of October 31, 2014. As of January 31, 2015, restricted cash and cash equivalents was $27.3 million, of which $5.6 million was classified as current compared to $25.1 million total restricted cash and cash equivalents as of October 31, 2014, of which $5.5 million was classified as current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2015	2014
Consolidated Cash Flow Data:
Net cash used in operating activities	$(2,271)	$(5,074)
Net cash used in investing activities	(1,616)	(790)
Net cash provided by financing activities	5,129	16,656
Effects on cash from changes in foreign currency rates	(288)	(20)
Net increase in cash and cash equivalents	$954	$10,772

The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $2.3 million during the first three months of 2015 compared to $5.1 million net cash used in operating activities during the first three months of 2014. Net cash used in operating activities for the three months ended January 31, 2015 is a result of increases in project assets of $4.9 million and other assets of $2.9 million and unrealized foreign currency gains of $1.5 million offset by increases in deferred revenue of $6.7 million and a decrease in accounts receivable of $3.7 million. Net cash used in operating activities for the first three months of 2014 is a result of a decrease in accrued liabilities of $11.2 million partially comprised of three replacement modules having been provided to POSCO Energy under the terms of the Master Service Agreement with POSCO Energy and a decrease in accounts payable of $6.1 million resulting from the timing of vendor payments. These were partially offset by a decrease in accounts receivable of $15.2 million and a decrease in inventories of $4.3 million.
Investing Activities – Net cash used in investing activities was $1.6 million for the three months of 2015 compared to net cash used in investing activities of $0.8 million during the first three months of 2014. The net cash used in investing activities for the three months of 2015 and 2014 related to capital expenditures.
Financing Activities – Net cash provided by financing activities was $5.1 million during the three months ended 2015 compared to net cash provided by financing activities of $16.7 million in the prior year period. Net cash provided by financing activities during the first three months of 2015 related to proceeds from open market sales of common stock of $8.5 million partially offset by an increase in restricted cash of $2.1 million and the payment of preferred dividends and return of capital of $1.1 million. The net cash provided by financing activities during the first three months of 2014 was related to the public offering of 25.3 million shares of common stock for net proceeds of $29.6 million, proceeds from the sale of common stock through open market sales of common stock of $4.2 million offset by an increase in restricted cash of $16.1 million and the payment of preferred dividends and return of capital of $1.1 million.
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts and research and development contracts, license fee and royalty income, and sales of equity securities and debt instruments. In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs. Please see our Form 10-K for the fiscal year ended October 31, 2014 for further details.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of January 31, 2015 and the related payments by fiscal year are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$82,258	$78,201	$4,057	$—	$—
Series 1 Preferred obligation (2)	9,185	987	1,974	1,974	4,250
Term loans (principal and interest)	12,373	762	1,342	2,957	7,312
Capital and operating lease commitments (3)	4,937	2,113	1,979	845	—
Revolving Credit Facility (4)	945	945	—	—	—
Series B Preferred dividends payable (5)	—	—	—	—	—
Totals	$109,698	$83,008	$9,352	$5,776	$11,562

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents the amount outstanding at January 31, 2015 on the $4.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. This agreement was renewed on August 1, 2014 and the current expiration is one year from the date of renewal.  The outstanding principal balance of the facility bears interest, at the option of the Company, of either the one-month LIBOR plus 1.5 percent or the prime rate of JPMorgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

In October 2014, the State of Connecticut extended a financial package through a letter of intent from the Department of Economic and Community Development for a two stage expansion project to improve manufacturing and logistics efficiencies. This financial package includes up to $20.0 million of low interest long-term loans and up to $10.0 million of tax credits, predicated on certain terms and conditions, including the foregivness of 50 percent of the loan principal if certain job retention and job creation targets are reached. Each stage is eligible for a $10.0 million loan at an interest rate of 2.0 percent, repayable over 15 years and $5.0 million of each loan is forgivable. The project also qualifies for up to $10.0 million of urban and industrial sites reinvestment tax credits, which the Company can monetize over a ten year period.
On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance LLC ("FuelCell Finance") entered into a Loan Agreement with NRG. Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. As of January 31, 2015, there were no drawdowns on the facility.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) totaling $5.9 million in support of the Bridgeport Fuel Cell Project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CEFIA Note as of January 31, 2015 was $6.1 million.
In April 2008, the Company entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of January 31, 2015, we had an outstanding balance of $3.0 million on this loan. The interest rate is 5%. Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May, 2018.

We have pledged approximately $27.3 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of January 31, 2015, outstanding letters of credit totaled $9.6 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance at January 31, 2015 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FuelCell Energy obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and has been reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement.
As of October 31, 2014, we have uncertain tax positions aggregating $41.7 million and have reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
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
Advanced technologies contracts
We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-

by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2015, Advanced technologies contracts backlog totaled $20.5 million, of which $17.4 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2014 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the three months ended January 31, 2015.
ACCOUNTING GUIDANCE UPDATE

See Note 2, "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2015, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of January 31, 2015, approximately three percent of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2015 and October 31, 2014 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.
We have implemented the first phase of an enterprise resource planning ("ERP") system , which is expected to improve the efficiency of our supply chain and financial transaction processes. The implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. We have completed the implementation in certain markets. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were tested for effectiveness. We concluded, as part of our evaluation described in the above paragraph, that the implementation of an ERP system is not reasonably likely to materially affect our internal control over financial reporting.

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
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 2015.

FUELCELL ENERGY, INC.
(Registrant)
March 11, 2015	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document