Form 10-Q
period 2015-04-30
FUELCELL ENERGY INC
filed 2015-06-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding as of June 5, 2015: 304,608,667

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	April 30, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$82,985	$83,710
Restricted cash and cash equivalents - short-term	6,968	5,523
Accounts receivable, net	43,521	64,375
Inventories	71,877	55,895
Project assets	9,945	784
Other current assets	10,536	7,528
Total current assets	225,832	217,815

Restricted cash and cash equivalents - long-term	20,300	19,600
Property, plant and equipment, net	27,313	25,825
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets, net	3,547	3,729
Total assets	$290,659	$280,636
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,497	$1,439
Accounts payable	20,236	22,969
Accrued liabilities	11,761	12,066
Deferred revenue	45,668	37,626
Preferred stock obligation of subsidiary	894	961
Total current liabilities	83,056	75,061
Long-term deferred revenue	21,676	20,705
Long-term preferred stock obligation of subsidiary	12,697	13,197
Long-term debt and other liabilities	13,177	13,367
Total liabilities	130,606	122,330
Redeemable preferred stock (liquidation preference of $64,020 as of April 30, 2015 and October 31, 2014)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($.0001 par value); 400,000,000 shares authorized as of April 30, 2015 and October 31, 2014; 300,990,595 and 287,160,003 shares issued and outstanding as of April 30, 2015 and October 31, 2014, respectively.	30	29
Additional paid-in capital	924,360	909,431
Accumulated deficit	(823,274)	(809,314)
Accumulated other comprehensive loss	(499)	(159)
Treasury stock, Common, at cost (41,357 and 45,550 shares as of April 30, 2015 and October 31, 2014, respectively)	(56)	(95)
Deferred compensation	56	95
Total shareholders’ equity	100,617	99,987
Noncontrolling interest in subsidiaries	(421)	(1,538)
Total equity	100,196	98,449
Total liabilities and equity	$290,659	$280,636
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended April 30,
	2015	2014
Revenues:
Product sales (including $16.1 million and $27.5 million of related party revenue)	$20,221	$27,707
Service agreements and license revenues (including $2.9 million and $2.4 million of related party revenue)	4,618	7,177
Advanced technologies contract revenues (including $0.2 million and $0.06 million of related party revenue)	3,761	3,390
Total revenues	28,600	38,274
Costs of revenues:
Cost of product sales	18,111	26,608
Cost of service agreements and license revenues	4,433	6,760
Cost of advanced technologies contract revenues	4,033	3,295
Total costs of revenues	26,577	36,663
Gross profit	2,023	1,611
Operating expenses:
Administrative and selling expenses	6,261	5,746
Research and development expenses	4,555	4,638
Total costs and expenses	10,816	10,384
Loss from operations	(8,793)	(8,773)
Interest expense	(626)	(891)
Other income (expense), net	(523)	(6,307)
Loss before provision for income taxes	(9,942)	(15,971)
Provision for income taxes	(55)	(68)
Net loss	(9,997)	(16,039)
Net loss attributable to noncontrolling interest	103	196
Net loss attributable to FuelCell Energy, Inc.	(9,894)	(15,843)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(10,694)	$(16,643)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.04)	$(0.07)
Basic and diluted weighted average shares outstanding	291,026,184	243,289,058

	Three Months Ended April 30,
	2015	2014
Net loss	$(9,997)	$(16,039)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(52)	130
Comprehensive loss	$(10,049)	$(15,909)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts in thousands, except share, per share and related party revenue amounts)

	Six Months Ended April 30,
	2015	2014
Revenues:
Product sales (including $38.2 million and $56.6 million of related party revenue)	$53,639	$62,167
Service agreements and license revenues (including $4.8 million and $5.5 million of related party revenue)	8,489	12,137
Advanced technologies contract revenues (including $0.6 million and $0.1 million of related party revenue)	8,142	8,404
Total revenues	70,270	82,708
Costs of revenues:
Cost of product sales	48,459	59,636
Cost of service agreements and license revenues	8,001	10,917
Cost of advanced technologies contract revenues	7,773	8,345
Total costs of revenues	64,233	78,898
Gross profit	6,037	3,810
Operating expenses:
Administrative and selling expenses	11,901	10,600
Research and development expenses	8,059	9,553
Total costs and expenses	19,960	20,153
Loss from operations	(13,923)	(16,343)
Interest expense	(1,290)	(2,252)
Other income (expense), net	1,157	(8,081)
Loss before provision for income taxes	(14,056)	(26,676)
Provision for income taxes	(95)	(178)
Net loss	(14,151)	(26,854)
Net loss attributable to noncontrolling interest	191	407
Net loss attributable to FuelCell Energy, Inc.	(13,960)	(26,447)
Preferred stock dividends	(1,600)	(1,600)
Net loss to common shareholders	$(15,560)	$(28,047)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.05)	$(0.13)
Basic and diluted weighted average shares outstanding	288,260,464	221,609,975

	Six Months Ended April 30,
	2015	2014
Net loss	$(14,151)	$(26,854)
Other comprehensive income (loss):
Foreign currency translation adjustments	(340)	110
Comprehensive loss	$(14,491)	$(26,744)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,151)	$(26,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,507	1,327
Gain from change in fair value of embedded derivatives	(3)	(141)
Make whole derivative expense	—	8,652
Depreciation	1,944	2,178
Interest expense on preferred stock obligation	930	969
Unrealized foreign exchange gains	(941)	(704)
Other non-cash transactions, net	(13)	220
Decrease (increase) in operating assets:
Accounts receivable	20,854	14,337
Inventories	(15,982)	472
Project assets	(9,161)	—
Other assets	(2,938)	3,684
Increase (decrease) in operating liabilities:
Accounts payable	(2,733)	(9,922)
Accrued liabilities	(634)	(10,887)
Deferred revenue	9,013	991
Net cash used in operating activities	(12,308)	(15,678)
Cash flows from investing activities:
Capital expenditures	(3,321)	(1,918)
Net cash used in investing activities	(3,321)	(1,918)
Cash flows from financing activities:
Repayment of debt	(240)	(5,765)
Proceeds from debt	3,000	250
Increase in restricted cash and cash equivalents	(2,145)	(15,120)
Payment of preferred dividends and return of capital	(2,144)	(2,175)
Proceeds from sale of common stock, net of registration fees	16,773	36,854
Net cash provided by financing activities	15,244	14,044
Effects on cash from changes in foreign currency rates	(340)	110
Net decrease in cash and cash equivalents	(725)	(3,442)
Cash and cash equivalents-beginning of period	83,710	67,696
Cash and cash equivalents-end of period	$82,985	$64,254
Supplemental cash flow disclosures:
Cash interest paid	$326	$1,617
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$168	$106
Common stock issued for convertible note conversions and make-whole settlements	$—	$45,060
Accrued sale of common stock, cash received in subsequent period	$521	$885
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operation as of and for the three and six months ended April 30, 2015 have been included. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, accruals for service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Related Parties
POSCO Energy (“POSCO”), which is a related party, owned approximately 10.0 percent of the outstanding common shares of the Company as of April 30, 2015. Revenues from POSCO Energy for the three months ended April 30, 2015 and 2014 represent 66% and 78%, respectively, of consolidated revenues and revenues from POSCO Energy for the six months ended April 30, 2015 and 2014 represent 59% and 75%, respectively, of consolidated revenues.
NRG Energy, Inc. ("NRG") is a related party and owned approximately 6.0 percent of the outstanding common shares of the Company as of April 30, 2015. NRG Yield is a dividend growth-oriented company formed by NRG Energy, Inc. that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. Revenues from NRG and NRG Yield for the three and six months ended April 30, 2015 represents 1.0 percent and 3.0 percent, respectively, of consolidated revenues. There were no sales to NRG for the three and six months ended April 30, 2014.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 2. Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. We are evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.
Note 3. Accounts Receivable
Accounts receivable as of April 30, 2015 and October 31, 2014 consisted of the following:

	April 30, 2015	October 31, 2014
Advanced Technology (including U.S. Government(1)):
Amount billed	$3,411	$2,517
Unbilled recoverable costs	3,389	2,886
	6,800	5,403
Commercial Customers:
Amount billed	7,814	8,871
Unbilled recoverable costs	28,907	50,101
	36,721	58,972
Accounts receivable, net	$43,521	$64,375

(1)	Total U.S. Government accounts receivable outstanding as of April 30, 2015 and October 31, 2014 was $3.4 million and $1.7 million, respectively.

We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.1 million as of April 30, 2015 and October 31, 2014.

Commercial Customers accounts receivable (including Unbilled recoverable costs) included amounts due from POSCO Energy of $12.3 million and $29.9 million as of April 30, 2015 and October 31, 2014, respectively and amounts due from NRG and NRG Yield of $0.1 million as of April 30, 2015. There were no amounts outstanding from NRG and NRG Yield as of October 31, 2014.

Note 4. Inventories
The components of inventory as of April 30, 2015 and October 31, 2014 consisted of the following:

	April 30, 2015	October 31, 2014
Raw materials	$38,401	$25,460
Work-in-process (1)	33,476	30,435
Inventories	$71,877	$55,895

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements. Included in work-in-process as of April 30, 2015 and October 31, 2014 was $25.0 million and $19.2 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power plant.
Note 5. Project Assets

Project assets as of April 30, 2015 and October 31, 2014 were $9.9 million and $0.8 million, respectively. Project assets consist primarily of costs relating to our fuel cell projects in various stages of development that we capitalize prior to entering into a definitive sales or long-term financing agreement for the project. These projects are actively being marketed and intended to be sold although we may choose to retain such projects during initial stages of operations. Project asset costs include costs for developing and constructing a complete turn-key fuel cell project. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. Once we enter into a definitive sales agreement we expense project assets to cost of sales after the respective project asset is sold to a customer and all revenue recognition criteria have been met. We classify project assets as current if the expected commercial operation date is less than twelve months and long-term if it is greater than twelve months from the balance sheet date. We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Note 6. Other Current Assets
Other current assets as of April 30, 2015 and October 31, 2014 consisted of the following:

	April 30, 2015	October 31, 2014
Advance payments to vendors (1)	$4,155	$2,372
Deferred finance costs (2)	129	129
Notes receivable	677	529
Prepaid expenses and other (3)	5,575	4,498
Other current assets	$10,536	$7,528

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.

(2)	Represents the current portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and will be amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 7. Other Assets, net
Other assets, net as of April 30, 2015 and October 31, 2014 consisted of the following:

	April 30, 2015	October 31, 2014
Long-term stack residual value (1)	$2,725	$2,725
Deferred finance costs (2)	418	483
Other	404	521
Other assets, net	$3,547	$3,729

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

(2)	Represents the long-term portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and will be amortized over the five-year life of the facility.
Note 8. Accrued Liabilities
Accrued liabilities as of April 30, 2015 and October 31, 2014 consisted of the following:

	April 30, 2015	October 31, 2014
Accrued payroll and employee benefits	$3,059	$4,432
Accrued contract and operating costs	34	34
Accrued product warranty cost (1)	794	1,156
Accrued service agreement costs	4,754	3,882
Accrued taxes, legal, professional and other	3,120	2,562
Accrued Liabilities	$11,761	$12,066

(1)
Activity in the accrued product warranty costs for the six months ended April 30, 2015 included additions for estimates of potential future warranty obligations of $0.3 million on contracts in the warranty period and reductions related to actual warranty spend of $0.7 million as contracts progress through the warranty period or are beyond the warranty period.

Note 9. Shareholders’ Equity
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the six months ended April 30, 2015:

	Total Shareholders’ Equity	Noncontrolling interest	Total Equity
Balance as of October 31, 2014	$99,987	$(1,538)	$98,449
Share-based compensation	1,507	—	1,507
Sale of common stock, net of registration fees	16,660	—	16,660
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	(329)	—	(329)
Preferred dividends – Series B	(1,600)	—	(1,600)
Other comprehensive loss - foreign currency translation adjustments	(340)	—	(340)
Reclassification of noncontrolling interest due to liquidation of subsidiary	(1,308)	1,308	—
Net loss	(13,960)	(191)	(14,151)
Balance as of April 30, 2015	$100,617	$(421)	$100,196

Common Stock Sales
The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used for general corporate purposes or to pay obligations related to the Company's outstanding Series 1 and Series B preferred shares. During the six months ended April 30, 2015, the Company sold 11,523,647 shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $16.7 million, net of fees.

Outstanding Warrants
On September 4, 2013, the Company entered into a co-marketing agreement with NRG for the marketing and sales of the Company's power plants. The terms of the agreement included the issuance of warrants to NRG that permit NRG to purchase up to 5.0 million shares of the Company's common stock at predetermined prices based on attaining minimum sales goals. The first tranche of 1.25 million warrants expired unvested on March 1, 2014 and the second tranche of 1.5 million warrants expired unvested on December

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

31, 2014. There is one tranche of 2.25 million warrants remaining with a strike price of $1.98 and a qualifying order vesting date through September 2015 and an expiration date of August 2018. Any costs associated with the warrants will be recorded as a reduction of potential future revenue recorded under the arrangement. No warrants were vested and no expense was recorded as of April 30, 2015.
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
Note 10. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30
	2015	2014	2015	2014
Numerator
Net loss	$(9,997)	$(16,039)	$(14,151)	$(26,854)
Net loss attributable to noncontrolling interest	103	196	191	407
Preferred stock dividend	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common shareholders	$(10,694)	$(16,643)	$(15,560)	$(28,047)
Denominator
Weighted average basic common shares	291,026,184	243,289,058	288,260,464	221,609,975
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	291,026,184	243,289,058	288,260,464	221,609,975
Basic loss per share	$(0.04)	$(0.07)	$(0.05)	$(0.13)
Diluted loss per share (1)	$(0.04)	$(0.07)	$(0.05)	$(0.13)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards, convertible preferred stock and warrants. As of April 30, 2015 and 2014, there were options to purchase 3.0 million and 3.1 million shares of common stock, respectively, and as of April 30, 2015 and 2014 and there were warrants to purchase 4.3 million and 5.0 million shares of common stock, respectively, which were excluded from the computation as they would be antidilutive.

Note 11. Restricted Cash
As of April 30, 2015, there was $27.3 million of cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $25.1 million of cash and cash equivalents pledged as of October 31, 2014. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor's Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term. As of April 30, 2015, outstanding letters of credit totaled $9.2 million compared to $7.4 million as of October 31, 2014. These expire on various dates through April 2019.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 12. Debt
Debt as of April 30, 2015 and October 31, 2014, consisted of the following:

	April 30, 2015	October 31, 2014
Revolving credit facility	$3,945	945
Connecticut Development Authority Note	2,927	3,033
Connecticut Clean Energy and Finance Investment Authority Note	6,052	6,052
Capitalized lease obligations	687	721
Total debt	$13,611	$10,751
Less: Current portion of long-term debt	(4,497)	(1,439)
Long-term debt	$9,114	$9,312

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
On August 1, 2014, the Company entered into a new revolving credit facility with JPMorgan Chase Bank, N.A. (the "Bank") which has a total borrowing capacity of $4.0 million. This credit facility replaces the Company's previous credit facility with the Bank. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. The agreement has a one year term with renewal provisions and the current expiration date is August 1, 2015.  The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. The amount outstanding on the credit facility as of April 30, 2015 was $3.9 million.
In April 2008, the Company entered into a 10-year loan agreement with the Connecticut Development Authority to finance equipment purchases associated with manufacturing capacity expansion allowing for a maximum amount borrowed of $4.0 million. The interest rate is 5.0 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require monthly interest and principal payments through May 2018.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 13. Subsequent Events

Subsequent to quarter end, on May 14, 2015, the Company's subsidiary, FuelCell Energy Finance, LLC closed on its first drawdown under the Loan Agreement with NRG.  Principal borrowed was $3.3 million. The term of this loan is up to five years but may be repaid early should the project be sold or refinanced at the option of the Company.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.   Refer also to Note 12 for more background on the Company’s debt agreement with NRG.

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

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are an integrated fuel cell company with an expanding global presence on three continents. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed power generation. Our power plants provide megawatt-class scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Our plants are operating in more than 50 locations in nine countries on three different continents and have generated more than 3.6 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 327,000 average size U.S. homes for one year. Our growing installed base and backlog exceeds 300 megawatts (MW).

We provide comprehensive turn-key power generation solutions to our customers including installation of the power plants as well as operating and maintaining the plants under multi-year service agreements. We target large-scale power users with our megawatt-class installations. As reference, one megawatt is adequate to power approximately 1,000 average sized US homes. Our customer base includes utility companies, municipalities, universities, government entities and businesses in a variety of Industrial and commercial enterprises. Our leading geographic markets are South Korea and the United States and we are pursuing expanding opportunities in Asia and Europe.

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
Comparison of Three Months Ended April 30, 2015 and 2014
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Total revenues	$28,600	$38,274	$(9,674)	(25)

Total costs of revenues	$26,577	$36,663	$(10,086)	(28)

Gross profit	$2,023	$1,611	$412	26

Gross margin percentage	7.1%	4.2%
Total revenues for the three months ended April 30, 2015 decreased $9.7 million to $28.6 million from $38.3 million during the same period last year. Total cost of revenues for the three months ended April 30, 2015 decreased by $10.1 million to $26.6 million from $36.7 million during the same period last year. A discussion of the changes in product sales and service and license revenues and Advanced technologies contract revenues follows.

Product sales
Our product sales, cost of sales and gross profit for three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Product sales	$20,221	$27,707	$(7,486)	(27)
Cost of product sales	18,111	26,608	(8,497)	(32)
Gross profit from product sales	$2,110	$1,099	$1,011	92
Product sales gross margin	10.4%	4.0%
Product sales for the three months ended April 30, 2015 included $0.9 million of power plant revenue, $14.1 million of fuel cell kits and module revenue and $5.2 million of revenue primarily related to power plant component sales and engineering and construction services. This is compared to product sales for the three months ended April 30, 2014 which included $0.4 million of power plant revenue, $25.7 million of fuel cell kits and module revenue and $1.6 million of revenue primarily from power plant component sales and engineering and construction services. The decline in revenue during the period is due to decreased module sales partially offset by an increase in the level of engineering and construction services being performed compared to the prior period.
Cost of product sales decreased $8.5 million for the three months ended April 30, 2015 to $18.1 million, compared to $26.6 million in the same prior year period. Gross profit increased $1.0 million to a gross profit of $2.1 million for the three months ended April 30, 2015 compared to a gross profit of $1.1 million for the three months ended April 30, 2014. The year-over-year improvement in gross margin reflects the benefit of continued manufacturing efficiencies and cost reduction actions along with a greater proportion of higher margin installation services, partially offset by a $0.7 million inventory charge. The service contract for the final legacy 250 kilowatt installation was ended prior to the contract term on mutual consent with the customer.
The Company is installing power plants for customers that have executed power purchase agreements. The power plants are recognized as Project assets on the balance sheet and revenue will be recognized once definitive sales agreements are executed.
Service agreements and license revenues

	Three Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Service agreements and license revenues	$4,618	$7,177	$(2,559)	(36)
Cost of service agreements and license revenues	4,433	6,760	(2,327)	(34)
Gross profit from service agreements and license revenues	$185	$417	$(232)	(56)
Service agreement and license revenues gross margin	4.0%	5.8%
Revenues for the three months ended April 30, 2015 from service agreements and license fee and royalty agreements totaled $4.6 million, compared to $7.2 million the prior year period. Cost of service agreements and license revenues decreased to $4.4 million from $6.8 million for the prior year period. The gross profit on service agreements and license and royalty agreements decreased to $0.2 million for the three month period ended April 30, 2015, compared to $0.4 million for the comparable prior year period. There were no scheduled module replacements in the second quarter of fiscal 2015 compared to approximately $2.7 million of service revenue recognized related to scheduled module replacements during the second quarter of fiscal 2014. Service revenue from scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. As a result, quarterly revenue and gross profit related to module exchanges can fluctuate quarter to quarter, with additional power plant installations leading to growth in service revenue.
.

Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Advanced technologies contract revenues	$3,761	$3,390	$371	11
Cost of advanced technologies contract revenues	4,033	3,295	738	22
Gross (loss) profit	$(272)	$95	$(367)	386
Advanced technologies contracts gross margin	(7.2)%	2.8%
Advanced technologies contracts revenue for the three months ended April 30, 2015 was $3.8 million, which increased $0.4 million when compared to $3.4 million of revenue for the three months ended April 30, 2014. Cost of advanced technologies contracts increased $0.7 million to $4.0 million for the three months ended April 30, 2015, compared to $3.3 million for the same period in the prior year. Gross loss from advanced technologies contracts for the three months ended April 30, 2015 was $0.3 million compared to gross profit of $0.1 million for the three months ended April 30, 2014. The decrease in gross profit is related to the mix of contracts currently being performed which include cost share obligations.
Administrative and selling expenses
Administrative and selling expenses were $6.3 million for the three months ended April 30, 2015 compared to $5.7 million during the three months ended April 30, 2014. Administrative and selling expenses increased due to higher project proposal related expenses for multiple power plant installations.
Research and development expenses
Research and development expenses of $4.6 million for the three months ended April 30, 2015 remained relatively consistent with the same period in 2014. The Company's internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the three months ended April 30, 2015 was $8.8 million which was comparable to the loss from operations for the same period in 2014.
Interest expense
Interest expense for the three months ended April 30, 2015 and 2014 was $0.6 million and $0.9 million, respectively. Interest expense for the prior year quarter was higher reflecting interest on the 8.0% Unsecured Convertible Debt, which was subsequently converted to common stock. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $0.5 million.
Other income (expense), net
Other income (expense), net, was expense of $0.5 million for the three month period ended April 30, 2015 compared to expense of $6.3 million for the same period in 2014. The current period expense primarily represents unrealized foreign exchange losses related to the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars. The prior period expense includes a charge of $5.9 million related to the make-whole payment upon conversion of $22.0 million of principal of the 8.0% Convertible notes. The Company primarily used common stock to settle this make-whole obligation. In addition, the Company recognized foreign exchange losses of $0.3 million in the prior year period.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended April 30, 2015 and 2014 our provision for income taxes was $0.1 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended April 30, 2015 and 2014 was $0.1 million and $0.2 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended April 30, 2015 and 2014.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended April 30, 2015 and 2014, net loss attributable to common shareholders was $10.7 million and $16.6 million, respectively, and loss per common share was $0.04 and $0.07, respectively.

Comparison of Six Months Ended April 30, 2015 and 2014
Revenues and Costs of revenues
Our revenues and cost of revenues for the six months ended April 30, 2015 and 2014 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Total revenues	$70,270	$82,708	$(12,438)	(15)

Total costs of revenues	$64,233	$78,898	$(14,665)	(19)

Gross profit	$6,037	$3,810	$2,227	58

Gross margin percentage	8.6%	4.6%
Total revenues for the six months ended April 30, 2015 decreased $12.4 million, or 15 percent, to $70.3 million from $82.7 million during the same period last year. Total cost of revenues for the six months ended April 30, 2015 decreased by $14.7 million, or 19 percent, to $64.2 million from $78.9 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.

Product sales
Our product sales, cost of sales and gross profit for six months ended April 30, 2015 and 2014 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Product sales	$53,639	$62,167	$(8,528)	(14)
Cost of product sales	48,459	59,636	(11,177)	(19)
Gross profit from product sales	$5,180	$2,531	$2,649	105
Product sales gross margin	9.7%	4.1%
Product sales for the six months ended April 30, 2015 included $9.9 million of power plant revenue, $32.2 million of fuel cell kits and module revenue and $11.5 million of revenue primarily related to power plant component sales and engineering and construction services. This is compared to product sales for the six months ended April 30, 2014 which included $1.8 million of power plant revenue, $49.4 million of fuel cell kits and module revenue and $10.9 million of revenue primarily from power plant component sales and engineering and construction services. The decline in revenue during the period is due to the decreased sales of fuel cell kits and modules offset by an increase in power plant revenue.
Cost of product sales decreased $11.2 million for the six months ended April 30, 2015 to $48.5 million, compared to $59.6 million in the same prior year period. Gross profit increased $2.7 million to a gross profit of $5.2 million for the six months ended April 30, 2015 compared to a gross profit of $2.5 million for the six months ended April 30, 2014. The increase in gross profit was due to lower warranty and quality expenses and higher gross profit related to power plant sales.
Service agreements and license revenues

	Six Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Service agreements and license revenues	$8,489	$12,137	$(3,648)	(30)
Cost of service agreements and license revenues	8,001	10,917	(2,916)	(27)
Gross profit from service agreements and license revenues	$488	$1,220	$(732)	(60)
Service agreement and license revenues gross margin	5.7%	10.1%
Revenues from service agreements and license fee and royalty agreements for the six months ended April 30, 2015 totaled $8.5 million, compared to $12.1 million in the prior year period. Cost of service agreements and license revenues decreased to $8.0 million from $10.9 million for the prior year period. The gross profit on service agreements and license and royalty agreements decreased to $0.5 million for the six month period ended April 30, 2015, compared to $1.2 million for the comparable prior year period on lower revenue. There was no revenue recorded relating to scheduled module replacements during the six months ended April 30, 2015 compared to approximately $3.8 million of service revenue recognized related to scheduled module replacements during the six months ended April 30, 2014.
.

Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the six months ended April 30, 2015 and 2014 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2015	2014	$	%
Advanced technologies contract revenues	$8,142	$8,404	$(262)	(3)
Cost of advanced technologies contract revenues	7,773	8,345	(572)	(7)
Gross profit	$369	$59	$310	(525)
Advanced technologies contracts gross margin	4.5%	0.7%
Advanced technologies contracts revenue for the six months ended April 30, 2015 was $8.1 million, which decreased $0.3 million when compared to $8.4 million of revenue for the six months ended April 30, 2014. Cost of advanced technologies contracts decreased $0.6 million to $7.8 million for the six months ended April 30, 2015, compared to $8.3 million for the same period in the prior year. Gross profit from advanced technologies contracts for the six months ended April 30, 2015 was $0.4 million compared to gross profit of $0.1 million for the six months ended April 30, 2014. The increase in gross profit is related to the mix of contracts currently being performed for private industry versus for the U.S. Government which typically include a cost share component.
Administrative and selling expenses
Administrative and selling expenses were $11.9 million for the six months ended April 30, 2015 compared to $10.6 million during the six months ended April 30, 2014. Administrative and selling expenses increased due to increased project proposal and marketing expenses for multiple power plant installations.
Research and development expenses
Research and development expenses decreased to $8.1 million during the six months ended April 30, 2015 compared to $9.6 million of expense incurred in the same period in 2014. The decrease is a result of completion of some initiatives in the prior year in enhancing the cost profile of multi-megawatt installations. The Company's internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the six months ended April 30, 2015 was $13.9 million compared to a loss of $16.3 million for the same period in 2014. The decrease was primarily a result of higher gross profit from product sales and lower research and development expenses partially offset by higher administrative and selling expenses.
Interest expense
Interest expense for the six months ended April 30, 2015 and 2014 was $1.3 million and $2.3 million, respectively. Interest expense for the prior year quarter was higher reflecting interest on the 8.0% Unsecured Convertible Debt, which was subsequently converted to common stock. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $1.0 million.
Other income (expense), net
Other income (expense), net, was income of $1.2 million for the six month period ended April 30, 2015 compared to expense of $8.1 million for the same period in 2014. The current period income represents unrealized foreign exchange gains of $0.9 million primarily related to the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars. The prior period expense recorded includes a charge of $8.5 million related to the make-whole payment upon conversion of $37.0 million of principal of the 8.0% Convertible notes. The Company primarily used common stock to settle this make-whole obligation. Offsetting the charge was favorable non-cash fair value adjustments of certain embedded derivatives of $0.2 million.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the six months ended April 30, 2015 and 2014 our provision for income taxes was $0.1 million and $0.2 million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the six months ended April 30, 2015 and 2014 was $0.2 million and $0.4 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $1.6 million in each of the six month periods of April 30, 2015 and 2014.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the six month periods ended April 30, 2015 and 2014, net loss attributable to common shareholders was $15.6 million and $28.0 million, respectively, and loss per common share was $0.05 and $0.13, respectively.
LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2015, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan and revolving credit facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Cash and cash equivalents including restricted cash totaled $110.3 million as of April 30, 2015 compared to $108.8 million as of October 31, 2014. In addition, the Company has $40.0 million of availability under its project finance loan agreement with NRG Energy through its subsidiary, FuelCell Energy Finance, LLC and revolver availability of approximately $0.1 million with JPMorgan Chase. The Company has also executed a Letter of Intent with the State of Connecticut which will provide up to $20.0 million of term loans for expansion of our Torrington, Connecticut manufacturing facility. Additionally, we have an effective shelf registration statement on file with the SEC for issuance of debt or equity securities.

The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. Increasing annual order volume and reduced product costs are expected to further increase revenues and margins and improve operating cash flows. The Company is currently producing approximately 70 MW annually at our production facility in Torrington, Connecticut which has an annual manufacturing capacity of 100 MW under its current configuration. There were some weather delays and staffing attrition during the first half of 2015 that nominally decreased output. Our current backlog, which includes fuel cell kits to be delivered to POSCO Energy under a multi-year order which extends through 2016, combined with scheduled fuel cell module exchanges under service agreements, provides a base level of production of approximately 45-50 MW per year. The Company is targeting converting approximately 30-40 MW of our sales pipeline into incremental backlog annually in order to utilize our available capacity.

The Company had a contract backlog totaling approximately $312.2 million as of April 30, 2015. This backlog includes approximately $203.8 million of service agreements, with an average term in excess of ten years, and utility service contracts up to 20 years in duration, providing a committed source of revenue and cash flows to the year 2034. The Company also has a strong sales and service pipeline of potential projects in various stages of development in both North America and Europe. This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW for end users such as pharmaceuticals, technology companies, hospitals and universities. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. These projects are in sizes of 20MW and above and can help both utilities and states meet their renewable portfolio standards.

Factors that may impact our liquidity in 2015 and beyond include;

•
Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have liquidity requirements in the future. Our business model is evolving whereby we develop turn-key projects and may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile. We may choose to substantially complete the construction of a project before it is sold to a project investor. We may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell a project on economically attractive terms. In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted "merchant" basis in advance of securing long-term power contracts. Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity. We have secured $40.0 million of financing from NRG through our subsidiary FuelCell Energy Finance, LLC to enable this strategy but may seek to use our cash or other forms of financing as necessary.

•
As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•
The amount of accounts receivable as of April 30, 2015 and October 31, 2014 was $43.5 million and $64.4 million, respectively. Included in accounts receivable as of April 30, 2015 and October 31, 2014 was $32.3 million and $53.0 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under a construction contract. At this time, we bill our customers according to the contract terms. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•
The amount of total inventory as of April 30, 2015 and October 31, 2014 was $71.9 million and $55.9 million, respectively, which includes work in process and finished goods inventory totaling $33.5 million and $30.4 million, respectively. As we continue to execute on our business plan we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant or perform site construction activities in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•
The amount of project assets as of April 30, 2015 and October 31, 2014 was $9.9 million and $0.8 million, respectively. Project assets consist primarily of costs relating to our fuel cell projects in various stages of development, generally under power purchase agreements that we capitalize prior to entering into a definitive sales or long-term financing agreement for the project. These projects are actively being marketed and intended to be sold although we may choose to retain such projects during initial stages of operations. This balance will fluctuate based on timing of construction and sale of the projects to third parties.

•
Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. We have pledged approximately $27.2 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts as of April 30, 2015. This balance may increase with a growing backlog and installed fleet.

•
During fiscal 2015, we expect to spend between $8.0 million to $15.0 million for capital expenditures, including expenditures for upgrades to existing machinery, equipment and investments in automation equipment that we believe will improve the efficiency and cost profile of our operations and facilitate the start of our Torrington facility expansion. The first phase of the Torrington expansion involves the expansion of the existing 65,000 square foot manufacturing facility by approximately 90,000 square feet for a total size of 155,000 square feet. Initially, this additional space will be used to enhance and streamline logistics functions and provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. The Company expects to enter into a long term lease of up to 15 years as part of this expansion in 2015. Construction of the additional space is expected to be completed in 2016.

The second phase of our manufacturing expansion will commence as demand supports. This includes adding manufacturing equipment to increase annual capacity from the current 100 megawatts to at least 200 megawatts. Plans for this phase also include the installation of a megawatt scale tri-generation fuel cell plant to power and heat the facility as well as provide hydrogen for the manufacturing process of the fuel cell components, and the creation of an Advanced Technology Center for technology testing and prototype manufacturing. In addition, the final stage of the fuel cell module manufacturing will be relocated to the Torrington facility from its current location at the Danbury, Connecticut headquarters, which will reduce logistics costs.  The total investment for both phases of the expansion could be up to $65.0 million over a five year period. The State of Connecticut has extended a financial package through the Department of Economic and Community Development for both stages, including up to $20.0 million of low interest long-term loans and up to $10.0 million of tax credits, predicated on certain terms and conditions, including the forgiveness of 50 percent of the loan principal if certain job retention and job creation targets are reached. The Company has executed a letter of intent with the State of Connecticut in October 2014 and definitive agreements are expected to be executed in 2015.

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

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $110.3 million as of April 30, 2015 compared to $108.8 million as of October 31, 2014. As of April 30, 2015, restricted cash and cash equivalents was $27.3 million, of which $7.0 million was classified as current compared to $25.1 million total restricted cash and cash equivalents as of October 31, 2014, of which $5.5 million was classified as current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2015	2014
Consolidated Cash Flow Data:
Net cash used in operating activities	$(12,308)	$(15,678)
Net cash used in investing activities	(3,321)	(1,918)
Net cash provided by financing activities	15,244	14,044
Effects on cash from changes in foreign currency rates	(340)	110
Net decrease in cash and cash equivalents	$(725)	$(3,442)

The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $12.3 million during the six months ended April 30, 2015 compared to $15.7 million net cash used in operating activities during the first six months ended April 30, 2014. Net cash used in operating activities for the six months ended April 30, 2015 is a result of increases in inventory of $16.0 million, project assets of $9.2 million and other assets of $2.9 million offset by a decrease in accounts receivable of $20.9 million and an increase in deferred revenue of $9.0 million. Net cash used in operating activities for the six months ended April 30, 2014 is a result of a decrease in accrued liabilities of $10.9 million partially comprised of three replacement modules having been provided to POSCO Energy to satisfy the previously accrued obligation to provide such modules and a decrease in accounts payable of $10.0 million resulting from the timing of vendor payments. These were partially offset by a decrease in accounts receivable of $14.3 million and a decrease in other assets of $3.7 million.
Investing Activities – Net cash used in investing activities was $3.3 million for the six months ended April 30, 2015 compared to net cash used in investing activities of $1.9 million during the six months ended April 30, 2014. The net cash used in investing activities for the six months of 2015 and 2014 related to capital expenditures.
Financing Activities – Net cash provided by financing activities was $15.2 million during the six months ended April 30, 2015 compared to net cash provided by financing activities of $14.0 million in the prior year period. Net cash provided by financing activities during the six months ended April 30, 2015 related to proceeds from open market sales of common stock of $16.8 million and a drawdown on the JPMorgan Chase revolving credit facility of $3.0 million partially offset by an increase in restricted cash of $2.1 million and the payment of preferred dividends and return of capital of $2.1 million. Net cash provided by financing activities during the six months ended April 30, 2014 related to the public offering of 25.3 million shares of common stock for net proceeds of $29.5 million and proceeds from open market sales of common stock of $7.3 million partially offset by an increase in restricted cash of $15.1 million, the paydown of the revolving credit facility of $5.6 million and the payment of preferred dividends and return of capital of $2.2 million.

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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of April 30, 2015 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$73,482	$72,462	$970	$50	$—
Series 1 Preferred obligation (2)	9,417	1,040	2,080	2,080	4,217
Term loans (principal and interest)	11,934	672	1,159	2,867	7,236
Capital and operating lease commitments (3)	4,246	1,824	1,818	604	—
Revolving Credit Facility (4)	3,945	3,945	—	—	—
Series B Preferred dividends payable (5)	—	—	—	—	—
Totals	$103,024	$79,943	$6,027	$5,601	$11,453

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents the amount outstanding as of April 30, 2015 on the $4.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. This agreement was renewed on August 1, 2014 and the current expiration is one year from the date of renewal.  The outstanding principal balance of the facility bears interest, at the option of the Company, of either the one-month LIBOR plus 1.5 percent or the prime rate of JPMorgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

In October 2014, the State of Connecticut extended a financial package through a letter of intent from the Department of Economic and Community Development for a two stage expansion project to improve manufacturing and logistics efficiencies. This financial package includes up to $20.0 million of low interest long-term loans and up to $10.0 million of tax credits, predicated on certain terms and conditions, including the foregiveness of 50 percent of the loan principal if certain job retention and job creation targets are reached. Each stage is eligible for a $10.0 million loan at an interest rate of 2.0 percent, repayable over 15 years and $5.0 million of each loan is forgivable. The project also qualifies for up to $10.0 million of urban and industrial sites reinvestment tax credits, which the Company can monetize over a ten year period. The Company has executed a letter of intent with the State of Connecticut in October 2014 and definitive agreements are expected to be executed in 2015.
On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance LLC ("FuelCell Finance") entered into a Loan Agreement with NRG. Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. As of April 30, 2015, there were no drawdowns on the facility. Subsequent to quarter end, on May 14, 2015, the Company's subsidiary, FuelCell Energy Finance, LLC closed on its first drawdown under the Loan Agreement with NRG.  Principal borrowed was $3.3 million. The term of this loan is up to five years but may be repaid early should the project be sold or refinanced or at the option of the Company.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) totaling $5.9 million in support of the Bridgeport Fuel Cell Project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CEFIA Note as of April 30, 2015 was $6.1 million.
In April 2008, the Company entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of April 30, 2015, we had an outstanding balance of $2.9 million on this loan. The interest rate is 5%. Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

We have pledged approximately $27.3 million of cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of April 30, 2015, outstanding letters of credit totaled $9.2 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance as of April 30, 2015 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FuelCell Energy obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and has been reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement.
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
In addition to the commitments listed in the table above, we have the following outstanding obligations:
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after acceptance of the product. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from one to 20 years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Refer to the Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended October 31, 2014 for additional details.
Advanced technologies contracts
We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2015, Advanced technologies contracts backlog totaled $16.9 million, of which $13.8 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2014 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the six months ended April 30, 2015.
ACCOUNTING GUIDANCE UPDATE

See Note 2, "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2015, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of April 30, 2015, approximately two percent of our total cash and cash equivalents was in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2015 and October 31, 2014 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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
We completed the implemention of the first phase of an enterprise resource planning ("ERP") system at the end of fiscal year 2014. This includes the manufacturing facility in Torrington, CT and the headquarters in Danbury, CT. The ERP is expected to improve the efficiency of our supply chain and financial transaction processes. The global implementation is expected to occur in phases over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were tested for effectiveness. We concluded, as part of our evaluation described in the above paragraph, that the implementation of an ERP system is not reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 9, 2015.

FUELCELL ENERGY, INC.
(Registrant)
June 9, 2015	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document