Form 10-Q
period 2015-07-31
FUELCELL ENERGY INC
filed 2015-09-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding as of September 4, 2015: 305,078,416

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$65,520	$83,710
Restricted cash and cash equivalents - short-term	6,968	5,523
Accounts receivable, net	55,315	64,375
Inventories	75,571	55,895
Project assets	11,639	784
Other current assets	10,133	7,528
Total current assets	225,146	217,815

Restricted cash and cash equivalents - long-term	20,600	19,600
Property, plant and equipment, net	27,015	25,825
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets, net	3,457	3,729
Total assets	$289,885	$280,636
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$6,908	$1,439
Accounts payable	19,207	22,969
Accrued liabilities	17,278	12,066
Deferred revenue	39,462	37,626
Preferred stock obligation of subsidiary	828	961
Total current liabilities	83,683	75,061
Long-term deferred revenue	23,160	20,705
Long-term preferred stock obligation of subsidiary	11,958	13,197
Long-term debt and other liabilities	13,150	13,367
Total liabilities	131,951	122,330
Redeemable preferred stock (liquidation preference of $64,020 as of July 31, 2015 and October 31, 2014)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($.0001 par value); 475,000,000 and 400,000,000 shares authorized as of July 31, 2015 and October 31, 2014, respectively; 305,057,318 and 287,160,003 shares issued and outstanding as of July 31, 2015 and October 31, 2014, respectively.	30	29
Additional paid-in capital	928,933	909,431
Accumulated deficit	(829,813)	(809,314)
Accumulated other comprehensive loss	(563)	(159)
Treasury stock, Common, at cost (41,357 and 45,550 shares as of July 31, 2015 and October 31, 2014, respectively)	(56)	(95)
Deferred compensation	56	95
Total shareholders’ equity	98,587	99,987
Noncontrolling interest in subsidiaries	(510)	(1,538)
Total equity	98,077	98,449
Total liabilities and equity	$289,885	$280,636
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended July 31,
	2015	2014
Revenues:
Product sales (including $27.8 million and $18.6 million of related party revenues)	$31,130	$32,315
Service agreements and license revenues (including $3.2 million and $3.9 million of related party revenues)	7,017	7,078
Advanced technologies contract revenues (including $0.001 million and $0.2 million of related party revenues)	3,209	3,783
Total revenues	41,356	43,176
Costs of revenues:
Cost of product sales	28,849	29,308
Cost of service agreements and license revenues	5,719	6,629
Cost of advanced technologies contract revenues	3,193	3,278
Total costs of revenues	37,761	39,215
Gross profit	3,595	3,961
Operating expenses:
Administrative and selling expenses	6,101	5,569
Research and development expenses	4,597	4,392
Total costs and expenses	10,698	9,961
Loss from operations	(7,103)	(6,000)
Interest expense	(905)	(649)
Other income (expense), net	1,464	(399)
Loss before provision for income taxes	(6,544)	(7,048)
Provision for income taxes	(84)	(91)
Net loss	(6,628)	(7,139)
Net loss attributable to noncontrolling interest	89	161
Net loss attributable to FuelCell Energy, Inc.	(6,539)	(6,978)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(7,339)	$(7,778)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.02)	$(0.03)
Basic and diluted weighted average shares outstanding	298,609,231	258,178,826

	Three Months Ended July 31,
	2015	2014
Net loss	$(6,628)	$(7,139)
Other comprehensive loss:
Foreign currency translation adjustments	(64)	(43)
Comprehensive loss	$(6,692)	$(7,182)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts in thousands, except share, per share and related party revenue amounts)

	Nine Months Ended July 31,
	2015	2014
Revenues:
Product sales (including $66.1 million and $75.3 million of related party revenues)	$84,769	$94,482
Service agreements and license revenues (including $8.1 million and $9.4 million of related party revenues)	15,506	19,215
Advanced technologies contract revenues (including $0.6 million and $0.3 million of related party revenues)	11,351	12,187
Total revenues	111,626	125,884
Costs of revenues:
Cost of product sales	77,308	88,944
Cost of service agreements and license revenues	13,720	17,546
Cost of advanced technologies contract revenues	10,966	11,623
Total costs of revenues	101,994	118,113
Gross profit	9,632	7,771
Operating expenses:
Administrative and selling expenses	18,002	16,169
Research and development expenses	12,656	13,945
Total costs and expenses	30,658	30,114
Loss from operations	(21,026)	(22,343)
Interest expense	(2,195)	(2,901)
Other income (expense), net	2,621	(8,480)
Loss before provision for income taxes	(20,600)	(33,724)
Provision for income taxes	(179)	(269)
Net loss	(20,779)	(33,993)
Net loss attributable to noncontrolling interest	280	568
Net loss attributable to FuelCell Energy, Inc.	(20,499)	(33,425)
Preferred stock dividends	(2,400)	(2,400)
Net loss to common shareholders	$(22,899)	$(35,825)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(0.08)	$(0.15)
Basic and diluted weighted average shares outstanding	291,747,961	233,933,636

	Nine Months Ended July 31,
	2015	2014
Net loss	$(20,779)	$(33,993)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(404)	67
Comprehensive loss	$(21,183)	$(33,926)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,779)	$(33,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,317	2,182
Gain from change in fair value of embedded derivatives	(36)	(116)
Make whole derivative expense	—	8,347
Depreciation	2,998	3,297
Interest expense on preferred stock obligation	1,392	1,466
Unrealized foreign exchange gains	(1,807)	(199)
Other non-cash transactions, net	(182)	270
Decrease (increase) in operating assets:
Accounts receivable	9,039	9,517
Inventories	(19,676)	424
Project assets	(10,855)	—
Other assets	(2,966)	1,599
Increase (decrease) in operating liabilities:
Accounts payable	(3,762)	(8,618)
Accrued liabilities	4,545	(11,485)
Deferred revenue	4,291	(4,293)
Net cash used in operating activities	(35,481)	(31,602)
Cash flows from investing activities:
Capital expenditures	(3,840)	(4,120)
Net cash used in investing activities	(3,840)	(4,120)
Cash flows from financing activities:
Repayment of debt	(1,386)	(5,858)
Proceeds from debt	6,326	250
Increase in restricted cash and cash equivalents	(2,445)	(15,120)
Payment of preferred dividends and return of capital	(3,154)	(3,264)
Cash received for common stock issued for stock plans	133	161
Proceeds from sale of common stock, net of registration fees	22,061	99,728
Net cash provided by financing activities	21,535	75,897
Effects on cash from changes in foreign currency rates	(404)	67
Net (decrease) increase in cash and cash equivalents	(18,190)	40,242
Cash and cash equivalents-beginning of period	83,710	67,696
Cash and cash equivalents-end of period	$65,520	$107,938
Supplemental cash flow disclosures:
Cash interest paid	$480	$1,728
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$168	$106
Common stock issued for convertible note conversions and make-whole settlements	$—	$46,186
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operation as of and for the three and nine months ended July 31, 2015 have been included. All intercompany accounts and transactions have been eliminated.

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

Related Parties
POSCO Energy (“POSCO”), which is a related party, owned approximately 10.0 percent of the outstanding common shares of the Company as of July 31, 2015. Revenues from POSCO Energy for the three months ended July 31, 2015 and 2014 represent 75% and 53%, respectively, of consolidated revenues and revenues from POSCO Energy for the nine months ended July 31, 2015 and 2014 represent 65% and 68%, respectively, of consolidated revenues.
NRG Energy, Inc. ("NRG") is a related party and owned approximately 6.0 percent of the outstanding common shares of the Company as of July 31, 2015. NRG Yield is a dividend growth-oriented company formed by NRG Energy, Inc. that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. Revenues from NRG and NRG Yield for the three and nine months ended July 31, 2015 represents 0.0 percent and 2.0 percent, respectively, of consolidated revenues. There were no sales to NRG for the three and nine months ended July 31, 2014.

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
Note 3. Accounts Receivable
Accounts receivable as of July 31, 2015 and October 31, 2014 consisted of the following:

	July 31, 2015	October 31, 2014
Commercial Customers:
Amount billed	$16,629	$8,871
Unbilled recoverable costs	32,541	50,101
	49,170	58,972
Advanced Technology (including U.S. Government(1)):
Amount billed	2,500	2,517
Unbilled recoverable costs	3,645	2,886
	6,145	5,403
Accounts receivable, net	$55,315	$64,375

(1)	Total U.S. Government accounts receivable outstanding as of July 31, 2015 and October 31, 2014 was $3.6 million and $1.7 million, respectively.

Accounts receivable from Commercial Customers includes billings for Product sales and Service and license agreements. Product sales include power plant, module, module kit sales, construction services and component part sales. Construction services includes engineering, procurement and construction (EPC) services of an overall fuel cell project. We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Commercial Customers accounts receivable (including Unbilled recoverable costs) included amounts due from POSCO Energy of $26.1 million and $29.9 million as of July 31, 2015 and October 31, 2014, respectively and amounts due from NRG and NRG Yield of $0.1 million as of July 31, 2015. There were no amounts outstanding from NRG and NRG Yield as of October 31, 2014.

Accounts receivable from Advance Technology contracts relate to research and development contracts with the U.S. government and certain third parties. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred.

Accounts receivable are presented net of an allowance for doubtful accounts of $0.2 million and $0.1 million as of July 31, 2015 and October 31, 2014, respectively.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 4. Inventories
The components of inventory as of July 31, 2015 and October 31, 2014 consisted of the following:

	July 31, 2015	October 31, 2014
Raw materials	$34,853	$25,460
Work-in-process (1)	40,718	30,435
Inventories	$75,571	$55,895

(1)
Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements. Included in work-in-process as of July 31, 2015 and October 31, 2014 was $28.8 million and $19.2 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.
Note 5. Project Assets

Project assets as of July 31, 2015 and October 31, 2014 were $11.6 million and $0.8 million, respectively. Project assets consist primarily of costs relating to our fuel cell projects in various stages of development that we capitalize prior to entering into a definitive sales or long-term financing agreement for the project. These projects are actively being marketed and intended to be sold, although we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit. Project asset costs include costs for developing and constructing a complete turn-key fuel cell project. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. Once we enter into a definitive sales agreement we expense project assets to cost of sales after the respective project asset is sold to a customer and all revenue recognition criteria have been met. We classify project assets as current if the expected commercial operation date is less than twelve months and long-term if it is greater than twelve months from the balance sheet date. All project assets are currently held for sale, however, should the Company elect to retain a project asset, it will be classified as long-term upon such election. We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Note 6. Other Current Assets
Other current assets as of July 31, 2015 and October 31, 2014 consisted of the following:

	July 31, 2015	October 31, 2014
Advance payments to vendors (1)	$3,683	$2,372
Deferred finance costs (2)	200	129
Notes receivable	719	529
Prepaid expenses and other (3)	5,531	4,498
Other current assets	$10,133	$7,528

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.

(2)	Represents the current portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and is being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 7. Goodwill and Intangible Assets
At July 31, 2015 and October 31, 2014, the Company had goodwill of $4.1 million and intangible assets of $9.6 million associated with the December 2012 Versa acquisition. The intangible asset represents indefinite lived in-process research and development for which the fair value was determined utilizing the cost approach which estimated the costs to replicate cumulative research and

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

development efforts associated with the development of solid oxide fuel cells (SOFC) stationary power generation and had a 10 percent obsolescence factor applied to account for improvements that could be made on the current technology.
The Company has completed a qualitative assessment at July 31, 2015 and determined that the goodwill and indefinite-lived intangible assets recorded as a result of the Versa acquisition which are included within the Versa reporting unit are not impaired.

Note 8. Other Assets, net
Other assets, net as of July 31, 2015 and October 31, 2014 consisted of the following:

	July 31, 2015	October 31, 2014
Long-term stack residual value (1)	$2,725	$2,725
Deferred finance costs (2)	386	483
Other	346	521
Other assets, net	$3,457	$3,729

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

(2)	Represents the long-term portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and will be amortized over the five-year life of the facility.
Note 9. Accrued Liabilities
Accrued liabilities as of July 31, 2015 and October 31, 2014 consisted of the following:

	July 31, 2015	October 31, 2014
Accrued payroll and employee benefits	$4,151	$4,432
Accrued contract and operating costs	34	34
Accrued product warranty cost (1)	698	1,156
Accrued material purchase (2)	4,512	—
Accrued service agreement costs	5,644	3,882
Accrued taxes, legal, professional and other	2,239	2,562
Accrued Liabilities	$17,278	$12,066

(1)
Activity in the accrued product warranty costs for the nine months ended July 31, 2015 included additions for estimates of potential future warranty obligations of $0.4 million on contracts in the warranty period and reductions related to actual warranty spend of $0.9 million as contracts progress through the warranty period or are beyond the warranty period.

(2)
The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO's behalf for their production facility. This liability represents amounts received for the purchase of materials on behalf of POSCO. Amounts due to vendors is recorded as Accounts Payable.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Shareholders’ Equity
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the nine months ended July 31, 2015:

	Total Shareholders’ Equity	Noncontrolling interest	Total Equity
Balance as of October 31, 2014	$99,987	$(1,538)	$98,449
Share-based compensation	2,317	—	2,317
Sale of common stock, net of registration fees	21,428	—	21,428
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	(534)	—	(534)
Preferred dividends – Series B	(2,400)	—	(2,400)
Other comprehensive loss - foreign currency translation adjustments	(404)	—	(404)
Reclassification of noncontrolling interest due to liquidation of subsidiary	(1,308)	1,308	—
Net loss	(20,499)	(280)	(20,779)
Balance as of July 31, 2015	$98,587	$(510)	$98,077

Common Stock Sales
The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used for general corporate purposes or to pay obligations related to the Company's outstanding Series 1 and Series B preferred shares. During the nine months ended July 31, 2015, the Company sold 15,518,847 shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $21.4 million, net of fees.

Outstanding Warrants
On September 4, 2013, the Company entered into a co-marketing agreement with NRG for the marketing and sales of the Company's power plants. The terms of the agreement included the issuance of warrants to NRG that permit NRG to purchase up to 5.0 million shares of the Company's common stock at predetermined prices based on attaining minimum sales goals. The first tranche of 1.25 million warrants expired unvested on March 1, 2014 and the second tranche of 1.5 million warrants expired unvested on December 31, 2014. There is one tranche of 2.25 million warrants remaining with a strike price of $1.98 and a qualifying order vesting date through September 2015 and an expiration date of August 2018. Any costs associated with the warrants will be recorded as a reduction of potential future revenue recorded under the arrangement. No warrants were vested and no expense was recorded through July 31, 2015.
On July 30, 2014, the Company also issued a warrant to NRG in conjunction with the entry into a Securities Purchase Agreement for the sale of common stock. Pursuant to the warrant agreement, NRG has the right to purchase up to 2.0 million shares of the Company's common stock at an exercise price of $3.35 per share. The warrant has a term of three years from the Closing Date. The warrants qualified for permanent equity accounting treatment.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31
	2015	2014	2015	2014
Numerator
Net loss	$(6,628)	$(7,139)	$(20,779)	$(33,993)
Net loss attributable to noncontrolling interest	89	161	280	568
Preferred stock dividend	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common shareholders	$(7,339)	$(7,778)	$(22,899)	$(35,825)
Denominator
Weighted average basic common shares	298,609,231	258,178,826	291,747,961	233,933,636
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	298,609,231	258,178,826	291,747,961	233,933,636
Basic loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.15)
Diluted loss per share (1)	$(0.02)	$(0.03)	$(0.08)	$(0.15)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards, convertible preferred stock and warrants. As of July 31, 2015 and 2014, there were options to purchase 3.0 million and 3.1 million shares of common stock, respectively, and as of July 31, 2015 and 2014 there were warrants to purchase 4.3 million and 5.75 million shares of common stock, respectively, which were excluded from the computation as they would be antidilutive.

Note 12. Restricted Cash
As of July 31, 2015, there was $27.6 million of cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $25.1 million of cash and cash equivalents pledged as of October 31, 2014. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor's Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term. As of July 31, 2015, outstanding letters of credit totaled $9.2 million compared to $7.4 million as of October 31, 2014. These expire on various dates through April 2019.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 13. Debt
Debt as of July 31, 2015 and October 31, 2014, consisted of the following:

	July 31, 2015	October 31, 2014
Revolving credit facility	$2,945	945
Connecticut Development Authority Note	2,873	3,033
Connecticut Clean Energy and Finance Investment Authority Note	6,052	6,052
NRG Energy, Inc. Loan Agreement	3,326	—
Capitalized lease obligations	825	721
Total debt	$16,021	$10,751
Current portion of long-term debt	(6,908)	(1,439)
Long-term debt	$9,113	$9,312

On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a Loan Agreement (the “Loan Agreement”) with NRG Energy, Inc. ("NRG"). Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. In May 2015, our project finance subsidiary, UCI Fuel Cell LLC borrowed $3.3 million which is secured by project assets of this subsidiary. The term of this loan is up to five years but may be repaid early should the project be sold or refinanced at the option of the Company.
On August 1, 2014, the Company entered into a new revolving credit facility with JPMorgan Chase Bank, N.A. (the "Bank") which has a total borrowing capacity of $4.0 million. This credit facility replaces the Company's previous credit facility with the Bank. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services.  This agreement was extended on June 23, 2015 and the current expiration is November 28, 2015. The outstanding principal balance of the facility will bear interest, at the option of the Company of either the one-month LIBOR plus 1.5 percent or the prime rate of JP Morgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance. The amount outstanding on the credit facility as of July 31, 2015 was $2.9 million.
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

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are an integrated fuel cell company with an expanding global presence on three continents. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed power generation. Our power plants provide megawatt-class scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Our plants are operating in more than 50 locations in nine countries on three different continents and have generated more than 3.9 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 357,000 average size U.S. homes for one year. Our growing installed base and backlog exceeds 300 megawatts (MW).

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

We are developing Advanced Technologies which leverage our commercial platform and expertise. Our Direct FuelCell® (DFC®) power plants utilize carbonate fuel cell technology, which is a very versatile type of fuel cell technology. Utilizing our core DFC plants, we have developed and are commercializing both a tri-generation distributed hydrogen configuration that generates electricity, heat and hydrogen for industrial or transportation uses, and a carbon capture application for coal or gas-fired power plants. We also are developing and working to commercialize solid oxide fuel cells (SOFC) for adjacent sub-megawatt applications to the markets for our megawatt-class DFC power plants as well as energy storage applications. These applications are complementary to our core products, leverage our existing customer base, project development, sales and service expertise, and are potentially large markets.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended July 31, 2015 and 2014
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Total revenues	$41,356	$43,176	$(1,820)	(4)

Total costs of revenues	$37,761	$39,215	$(1,454)	(4)

Gross profit	$3,595	$3,961	$(366)	(9)

Gross margin percentage	8.7%	9.2%
Total revenues for the three months ended July 31, 2015 decreased $1.8 million to $41.4 million from $43.2 million during the same period last year. Total cost of revenues for the three months ended July 31, 2015 decreased by $1.5 million to $37.8 million from $39.2 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.

Product sales
Our product sales, cost of sales and gross profit for three months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Product sales	$31,130	$32,315	$(1,185)	(4)
Cost of product sales	28,849	29,308	(459)	(2)
Gross profit from product sales	$2,281	$3,007	$(726)	(24)
Product sales gross margin	7.3%	9.3%
Product sales for the three months ended July 31, 2015 included $0.9 million of power plant revenue, $22.9 million of fuel cell kits and module revenue and $7.3 million of revenue primarily related to power plant component sales and engineering and construction services. This is compared to product sales for the three months ended July 31, 2014 which included $14.1 million of power plant revenue, $16.9 million of fuel cell kits and module revenue and $1.3 million of revenue primarily from power plant component sales and engineering and construction services. The decline in revenue during the period is due to decreased power plant and kit sales offset by an increase for module sales and an increase in the level of engineering and construction services being performed compared to the prior period.
Cost of product sales decreased $0.5 million for the three months ended July 31, 2015 to $28.8 million, compared to $29.3 million in the same prior year period. Gross profit decreased $0.7 million to a gross profit of $2.3 million for the three months ended July 31, 2015 compared to a gross profit of $3.0 million for the three months ended July 31, 2014. The year-over-year decrease in gross margin reflects a change in product mix in the period with lower margins on power plant sales offset by favorable margins for module and kit sales and engineering and construction services. The decline in gross margin percentage from 9.3% to 7.3% is due to lower Multi-MW product revenue and margin on sales mix and higher installation costs in the quarter compared to the same period last year.
As the Company's development business expands, it is installing power plants for customers that have executed power purchase agreements. The power plants are recognized as Project assets on the balance sheet and revenue will be recognized once definitive sales agreements are executed.
Service agreements and license revenues

	Three Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Service agreements and license revenues	$7,017	$7,078	$(61)	(1)
Cost of service agreements and license revenues	5,719	6,629	(910)	(14)
Gross profit from service agreements and license revenues	$1,298	$449	$849	189
Service agreement and license revenues gross margin	18.5%	6.3%
Revenues for the three months ended July 31, 2015 from service agreements and license fee and royalty agreements totaled $7.0 million, compared to $7.1 million the prior year period. Module exchanges in the third quarter of 2015 resulted in approximately $1.8 million of service revenue compared to approximately $1.9 million of service revenue recognized related to module replacements during the third quarter of 2014. Revenue from license and royalty agreements increased to $1.3 million for the three month period ended July 31, 2015, compared to $1.0 million for the comparable prior year period.
Cost of service agreements and license revenues decreased to $5.7 million from $6.6 million for the prior year period. Cost of service agreements includes maintenance and operating costs, module exchanges and performance guarantees.

Overall gross profit increased by $0.8 million which includes higher profit recognized from the growing fleet and engineering services of $1.1 million, higher license and royalty revenue of $0.3 million which was offset by higher performance guarantees of $0.6 million. These increases resulted in an overall gross margin percentage of 18.5 percent compared to 6.3 percent in the prior year period.
Service revenue from scheduled module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. As a result, quarterly revenue and gross profit related to module exchanges can fluctuate quarter to quarter. Additional power plant installations will lead to growth in service revenue.
Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the three months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Advanced technologies contract revenues	$3,209	$3,783	$(574)	(15)
Cost of advanced technologies contract revenues	3,193	3,278	(85)	(3)
Gross profit	$16	$505	$(489)	(97)
Advanced technologies contracts gross margin	0.5%	13.3%
Advanced technologies contracts revenue for the three months ended July 31, 2015 was $3.2 million, which decreased $0.6 million when compared to $3.8 million of revenue for the three months ended July 31, 2014. Cost of advanced technologies contracts decreased $0.1 million to $3.2 million for the three months ended July 31, 2015, compared to $3.3 million for the same period in the prior year. Gross profit from advanced technologies contracts for the three months ended July 31, 2015 was essentially breakeven compared to gross profit of $0.5 million for the three months ended July 31, 2014. The decrease in gross profit is related to the mix of contracts currently being performed which include cost share obligations.
Administrative and selling expenses
Administrative and selling expenses were $6.1 million for the three months ended July 31, 2015 compared to $5.6 million during the three months ended July 31, 2014. Administrative and selling expenses increased due to higher project proposal and development related expenses for multiple power plant installations.
Research and development expenses
Research and development expenses were $4.6 million for the three months ended July 31, 2015 compared to $4.4 million during the three months ended July 31, 2014. The Company's internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the three months ended July 31, 2015 was $7.1 million compared to $6.0 million for the three months ended July 31, 2014.
Interest expense
Interest expense for the three months ended July 31, 2015 and 2014 was $0.9 million and $0.6 million, respectively. Interest expense for the current year quarter was higher partly due to the inclusion of interest on the unused portion of the NRG Energy, Inc. Loan Agreement of $0.2 million. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $0.5 million.
Other income (expense), net
Other income (expense), net, was income of $1.5 million for the three month period ended July 31, 2015 compared to expense of $0.4 million for the same period in 2014. The current period income primarily represents net unrealized foreign exchange gains of $0.9 million related primarily to the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars and research and development tax credits of $0.6 million. The prior period expense includes foreign exchange losses of $0.2 million and a charge of $0.1 million related to the make-whole payment upon conversion of the remaining $1.0 million of principal of the 8.0% Convertible Notes. The Company primarily used common stock to settle this make-whole obligation.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended July 31, 2015 and 2014 our provision for income taxes was $0.1 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended July 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended July 31, 2015 and 2014.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended July 31, 2015 and 2014, net loss attributable to common shareholders was $7.3 million and $7.8 million, respectively, and loss per common share was $0.02 and $0.03, respectively.

Comparison of Nine Months Ended July 31, 2015 and 2014
Revenues and Costs of revenues
Our revenues and cost of revenues for the nine months ended July 31, 2015 and 2014 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Total revenues	$111,626	$125,884	$(14,258)	(11)

Total costs of revenues	$101,994	$118,113	$(16,119)	(14)

Gross profit	$9,632	$7,771	$1,861	24

Gross margin percentage	8.6%	6.2%
Total revenues for the nine months ended July 31, 2015 decreased $14.3 million, or 11 percent, to $111.6 million from $125.9 million during the same period last year. Total cost of revenues for the nine months ended July 31, 2015 decreased by $16.1 million, or 14 percent, to $102.0 million from $118.1 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.

Product sales
Our product sales, cost of sales and gross profit for nine months ended July 31, 2015 and 2014 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Product sales	$84,769	$94,482	$(9,713)	(10)
Cost of product sales	77,308	88,944	(11,636)	(13)
Gross profit from product sales	$7,461	$5,538	$1,923	35
Product sales gross margin	8.8%	5.9%
Product sales for the nine months ended July 31, 2015 included $10.8 million of power plant revenue, $55.2 million of fuel cell kits and module revenue and $18.8 million of revenue primarily related to power plant component sales and engineering and construction services. This is compared to product sales for the nine months ended July 31, 2014 which included $15.9 million of power plant revenue, $66.4 million of fuel cell kits and module revenue and $12.2 million of revenue primarily from power plant component sales and engineering and construction services. The decline in revenue during the period is due to the decreased sales of fuel cell kits and modules and power plant revenue partly offset by an increase in power plant component sales and engineering and construction services.
Cost of product sales decreased $11.6 million for the nine months ended July 31, 2015 to $77.3 million, compared to $88.9 million in the same prior year period. Gross profit increased $1.9 million to a gross profit of $7.5 million for the nine months ended July 31, 2015 compared to a gross profit of $5.5 million for the nine months ended July 31, 2014. The increase in gross profit was due to lower warranty and quality expenses and higher gross profit related to power plant component sales and engineering and construction services.
Service agreements and license revenues

	Nine Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Service agreements and license revenues	$15,506	$19,215	$(3,709)	(19)
Cost of service agreements and license revenues	13,720	17,546	(3,826)	(22)
Gross profit from service agreements and license revenues	$1,786	$1,669	$117	7
Service agreement and license revenues gross margin	11.5%	8.7%
Revenues from service agreements and license fee and royalty agreements for the nine months ended July 31, 2015 totaled $15.5 million, compared to $19.2 million in the prior year period. Revenue has declined due to the timing of module exchanges for the nine months ended July 31, 2015 versus the comparable prior year period and a transition of service responsibilities to POSCO Energy under the Master Service Agreement. Revenue recorded relating to the module replacements during the nine months ended July 31, 2015 was $1.8 million compared to approximately $5.7 million of service revenue recognized related to module replacements during the nine months ended July 31, 2014.
Cost of service agreements and license revenues decreased to $13.7 million from $17.5 million for the prior year period. Cost of service agreements includes maintenance and operating costs, module exchanges and performance guarantees. The gross profit on service agreements and license and royalty agreements increased to $1.8 million for the nine month period ended July 31, 2015, compared to $1.7 million for the comparable prior year period on higher margins recognized on new service agreements related to the growing fleet.

Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the nine months ended July 31, 2015 and 2014 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2015	2014	$	%
Advanced technologies contract revenues	$11,351	$12,187	$(836)	(7)
Cost of advanced technologies contract revenues	10,966	11,623	(657)	(6)
Gross profit	$385	$564	$(179)	32
Advanced technologies contracts gross margin	3.4%	4.6%
Advanced technologies contracts revenue for the nine months ended July 31, 2015 was $11.4 million, which decreased $0.8 million when compared to $12.2 million of revenue for the nine months ended July 31, 2014. Cost of advanced technologies contracts decreased $0.7 million to $11.0 million for the nine months ended July 31, 2015, compared to $11.6 million for the same period in the prior year. Gross profit from advanced technologies contracts for the nine months ended July 31, 2015 was $0.4 million compared to gross profit of $0.6 million for the nine months ended July 31, 2014. The decrease in gross profit is related to the mix of contracts currently being performed which include cost share obligations.
Administrative and selling expenses
Administrative and selling expenses were $18.0 million for the nine months ended July 31, 2015 compared to $16.2 million during the nine months ended July 31, 2014. Administrative and selling expenses increased due to increased project proposal and marketing expenses for multiple power plant installations.
Research and development expenses
Research and development expenses decreased to $12.7 million during the nine months ended July 31, 2015 compared to $13.9 million of expense incurred in the same period in 2014. The decrease is a result of completion of some initiatives in the prior year in enhancing the cost profile of multi-megawatt installations. The Company's internal research and development continues to be focused on initiatives that have near term product implementation potential and product cost reduction opportunities.
Loss from operations
Loss from operations for the nine months ended April 30, 2015 was $21.0 million compared to a loss of $22.3 million for the same period in 2014. The decrease was primarily a result of higher gross profit from product sales and lower research and development expenses partially offset by higher administrative and selling expenses.
Interest expense
Interest expense for the nine months ended July 31, 2015 and 2014 was $2.2 million and $2.9 million, respectively. Interest expense for nine months ended July 31, 2014 was higher reflecting interest on the 8.0% Unsecured Convertible Debt, which was subsequently converted to common stock. Interest expense includes interest for the amortization of the redeemable preferred stock of subsidiary discount of $1.4 million and $1.5 million for the nine months ended July 31, 2015 and 2014, respectively.
Other income (expense), net
Other income (expense), net, was income of $2.6 million for the nine month period ended July 31, 2015 compared to expense of $8.5 million for the same period in 2014. The current period income represents unrealized foreign exchange gains of $1.8 million primarily related to the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars and research and development tax credits of $0.6 million. The prior period expense recorded includes a charge of $8.4 million related to the make-whole payment upon conversion of $38.0 million of principal of the 8.0% Convertible notes. The Company primarily used common stock to settle this make-whole obligation.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the nine months ended July 31, 2015 and 2014 our provision for income taxes was $0.2 million and $0.3 million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the nine months ended July 31, 2015 and 2014 was $0.3 million and $0.6 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $2.4 million in each of the nine month periods of July 31, 2015 and 2014.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest, less the preferred stock dividends on the Series B Preferred Stock. For the nine month periods ended July 31, 2015 and 2014, net loss attributable to common shareholders was $22.9 million and $35.8 million, respectively, and loss per common share was $0.08 and $0.15, respectively.
LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2015, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan and revolving credit facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Cash and cash equivalents including restricted cash totaled $93.1 million as of July 31, 2015 compared to $108.8 million as of October 31, 2014. Cash and cash equivalents as of July 31, 2015 included $6.1 million of cash advanced by POSCO Energy for raw material purchases made on their behalf by FuelCell Energy. Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, FuelCell Energy provides procurement services for POSCO Energy and receives compensation for services rendered. In addition, the Company has $36.7 million of availability under its project finance loan agreement with NRG Energy through its subsidiary, FuelCell Energy Finance, LLC and revolver availability of approximately $1.1 million with JPMorgan Chase. The Company has also executed a Letter of Intent with the State of Connecticut which will provide up to $20.0 million of term loans for expansion of our Torrington, Connecticut manufacturing facility and $10.0 million of tax credits which can be monetized over a ten year period. Additionally, we have an effective shelf registration statement on file with the SEC for issuance of debt or equity securities.

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

The Company had a contract backlog totaling approximately $338.3 million as of July 31, 2015. This backlog includes approximately $225.2 million of service agreements, with an average term in excess of ten years, and utility service contracts up to 20 years in duration, providing a committed source of revenue and cash flows to the year 2034. The Company also has a strong sales and service pipeline of potential projects in various stages of development in both North America and Europe. This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW for end users such as pharmaceuticals, technology companies, hospitals and universities. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. These projects are in sizes of 20MW and above and can help both utilities and states meet their renewable portfolio standards.
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

•
The amount of accounts receivable as of July 31, 2015 and October 31, 2014 was $55.3 million and $64.4 million, respectively. Included in accounts receivable as of July 31, 2015 and October 31, 2014 was $36.2 million and $53.0 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under a construction contract. At this time, we bill our customers according to the contract terms. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•
The amount of total inventories as of July 31, 2015 and October 31, 2014 was $75.6 million and $55.9 million, respectively, which includes work in process and finished goods inventories totaling $40.7 million and $30.4 million, respectively. As we continue to execute on our business plan we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant or perform site construction activities in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•
The amount of project assets as of July 31, 2015 and October 31, 2014 was $11.6 million and $0.8 million, respectively. Project assets consist primarily of costs relating to our fuel cell projects in various stages of development, generally under power purchase agreements that we capitalize prior to entering into a definitive sales or long-term financing agreement for the project. These projects are actively being marketed and intended to be sold although we may choose to retain such projects during initial stages of operations. This balance will fluctuate based on timing of construction and sale of the projects to third parties.

•
Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. We have pledged approximately $27.6 million of our cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts as of July 31, 2015. This balance may increase with a growing backlog and installed fleet.

•
During fiscal 2015, we expect to spend between $6.0 million to $8.0 million for capital expenditures, including expenditures for upgrades to existing machinery, equipment and investments in automation equipment that we believe will improve the efficiency and cost profile of our operations and facilitate the start of our Torrington facility expansion. The first phase of the Torrington expansion involves the expansion of the existing 65,000 square foot manufacturing facility by approximately 102,000 square feet for a total size of 167,000 square feet. Initially, this additional space will be used to enhance and streamline logistics functions and provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. The Company is currently in negotiation for a long term lease of up to 15 years as part of this expansion in 2015. Construction of the additional space is expected to be completed in 2016.

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

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $93.1 million as of July 31, 2015 compared to $108.8 million as of October 31, 2014. As of July 31, 2015, restricted cash and cash equivalents was $27.6 million, of which $7.0 million was classified as current compared to $25.1 million total restricted cash and cash equivalents as of October 31, 2014, of which $5.5 million was classified as current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2015	2014
Consolidated Cash Flow Data:
Net cash used in operating activities	$(35,481)	$(31,602)
Net cash used in investing activities	(3,840)	(4,120)
Net cash provided by financing activities	21,535	75,897
Effects on cash from changes in foreign currency rates	(404)	67
Net (decrease) increase in cash and cash equivalents	$(18,190)	$40,242

The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $35.3 million during the nine months ended July 31, 2015 compared to $31.6 million net cash used in operating activities during the first nine months ended July 31, 2014. Net cash used in operating activities for the nine months ended July 31, 2015 is a result of increases in inventory of $19.7 million, project assets of $10.9 million and other assets of $3.0 million and a decrease in accounts payable of $3.8 million offset by a decrease in accounts receivable of $9.0 million and increases in accrued liabilities of $4.5 million and deferred revenue of $4.3 million. Net cash used in operating activities for the nine months ended July 31, 2014 is a result of a decrease in accrued liabilities of $11.5 million partially comprised of three replacement modules having been provided to POSCO Energy to satisfy the previously accrued obligation to provide such modules and a decrease in accounts payable of $8.6 million resulting from the timing of vendor payments. These were partially offset by a decrease in accounts receivable of $9.5 million and a decrease in other assets of $1.6 million.
Investing Activities – Net cash used in investing activities was $3.8 million for the nine months ended July 31, 2015 compared to net cash used in investing activities of $4.1 million during the nine months ended July 31, 2014. The net cash used in investing activities for the nine months of 2015 and 2014 related to capital expenditures.
Financing Activities – Net cash provided by financing activities was $21.5 million during the nine months ended July 31, 2015 compared to net cash provided by financing activities of $75.9 million in the prior year period. Net cash provided by financing activities during the nine months ended July 31, 2015 related to proceeds from open market sales of common stock of $22.1 million, a drawdown on the NRG Loan Agreement of $3.3 million and a net drawdown on the JPMorgan Chase revolving credit facility of $2.0 million partially offset by an increase in restricted cash of $2.4 million and the payment of preferred dividends and return of capital of $3.2 million. Net cash provided by financing activities during the nine months ended July 31, 2014 related to the Securities Purchase Agreement entered into with NRG where 14.6 million shares were issued for net proceeds of $35.0 million, the public offering of 25.3 million shares of common stock for net proceeds of $29.5 million and proceeds from open market sales of common stock of $35.2 million partially offset by an increase in restricted cash of $15.1 million, the net paydown of the revolving credit facility of $5.6 million and the payment of preferred dividends and return of capital of $3.3 million.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2015 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$62,246	$61,386	$811	$49	$—
Series 1 Preferred obligation (2)	8,480	963	1,926	1,926	3,665
Term loans (principal and interest)	15,274	3,998	3,505	612	7,159
Capital and operating lease commitments (3)	4,873	1,914	2,106	853	—
Revolving Credit Facility (4)	2,945	2,945	—	—	—
Series B Preferred dividends payable (5)	—	—	—	—	—
Totals	$93,818	$71,206	$8,348	$3,440	$10,824

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents the amount outstanding as of July 31, 2015 on the $4.0 million revolving credit facility with JPMorgan Chase Bank, N.A. and the Export-Import Bank of the United States. The credit facility is used for working capital to finance the manufacture and production and subsequent export sale of the Company’s products or services. This agreement was extended on June 23, 2015 and the current expiration is November 28, 2015.  The outstanding principal balance of the facility bears interest, at the option of the Company, of either the one-month LIBOR plus 1.5 percent or the prime rate of JPMorgan Chase. The facility is secured by certain working capital assets and general intangibles, up to the amount of the outstanding facility balance.

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

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) totaling $5.9 million in support of the Bridgeport Fuel Cell Project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CEFIA Note as of July 31, 2015 was $6.1 million.
In April 2008, the Company entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of July 31, 2015, we had an outstanding balance of $2.9 million on this loan. The interest rate is 5%. Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

We have pledged approximately $27.6 million of cash and cash equivalents as collateral and letters of credit for certain banking requirements and contracts. As of July 31, 2015, outstanding letters of credit totaled $9.2 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance as of July 31, 2015 includes $15.0 million which has been placed in a Grantor's Trust account to secure certain FuelCell Energy obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and has been reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement.
As of October 31, 2014, we had uncertain tax positions aggregating $41.7 million and have reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
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
Advanced technologies contracts
We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2015, Advanced technologies contracts backlog totaled $15.0 million, of which $12.0 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2014 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the nine months ended July 31, 2015.
ACCOUNTING GUIDANCE UPDATE

See Note 2, "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2015, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of July 31, 2015, approximately four percent of our total cash and cash equivalents was in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2015 and October 31, 2014 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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
We completed the implementation of the first phase of an enterprise resource planning ("ERP") system at the end of fiscal year 2014. This includes the manufacturing facility in Torrington, CT and the headquarters in Danbury, CT. The ERP is expected to improve the efficiency of our supply chain and financial transaction processes. The global implementation is expected to occur in phases over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, were tested for effectiveness. We concluded, as part of our evaluation described in the above paragraph, that the implementation of an ERP system is not reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.	EXHIBITS

Exhibit No.	Description
10.70	Amendment dated June 23, 2015 to the Export Loan Agreement dated January 4, 2012, between the Company and JPMorgan Chase Bank N.A.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Schema Document
101.CAL#	XBRL Calculation Linkbase Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 9, 2015.

FUELCELL ENERGY, INC.
(Registrant)
September 9, 2015	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.70	Amendment dated June 23, 2015 to the Export Loan Agreement dated January 4, 2012, between the Company and JPMorgan Chase Bank N.A.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document