Form 10-Q
period 2016-01-31
FUELCELL ENERGY INC
filed 2016-03-10
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding as of March 4, 2016: 28,981,485

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	January 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$76,944	$58,852
Restricted cash and cash equivalents - short-term	6,370	6,288
Accounts receivable, net	45,396	60,790
Inventories	60,276	65,754
Project assets	8,939	5,260
Other current assets	7,241	6,954
Total current assets	205,166	203,898

Restricted cash and cash equivalents - long-term	30,905	20,600
Project assets noncurrent	13,059	6,922
Property, plant and equipment, net	29,109	29,002
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets, net	2,716	3,142
Total assets	$294,622	$277,231
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,957	$7,358
Accounts payable	14,604	15,745
Accrued liabilities	28,987	19,175
Deferred revenue	28,530	31,787
Preferred stock obligation of subsidiary	769	823
Total current liabilities	74,847	74,888
Long-term deferred revenue	22,582	22,646
Long-term preferred stock obligation of subsidiary	11,494	12,088
Long-term debt and other liabilities	29,640	12,998
Total liabilities	138,563	122,620
Redeemable preferred stock (liquidation preference of $64,020 as of January 31, 2016 and October 31, 2015)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($.0001 par value); 39,583,333 shares authorized as of January 31, 2016 and October 31, 2015; 28,104,525 and 25,964,710 shares issued and outstanding as of January 31, 2016 and October 31, 2015, respectively.	3	3
Additional paid-in capital	947,933	934,488
Accumulated deficit	(850,385)	(838,673)
Accumulated other comprehensive loss	(727)	(509)
Treasury stock, Common, at cost (5,845 shares as of January 31, 2016 and October 31, 2015)	(78)	(78)
Deferred compensation	78	78
Total shareholders’ equity	96,824	95,309
Noncontrolling interest in subsidiaries	(622)	(555)
Total equity	96,202	94,754
Total liabilities and equity	$294,622	$277,231
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended January 31,
	2016	2015
Revenues:
Product sales (including $12.8 million and $22.1 million of related party revenues)	$25,073	$33,418
Service agreements and license revenues (including $2.3 million and $1.9 million of related party revenues)	6,320	3,871
Advanced technologies contract revenues (including $0.0 million and $0.4 million of related party revenues)	2,089	4,381
Total revenues	33,482	41,670
Costs of revenues:
Cost of product sales	24,389	30,348
Cost of service agreements and license revenues	6,851	3,568
Cost of advanced technologies contract revenues	2,408	3,740
Total costs of revenues	33,648	37,656
Gross (loss) profit	(166)	4,014
Operating expenses:
Administrative and selling expenses	6,040	5,640
Research and development expenses	5,311	3,504
Total costs and expenses	11,351	9,144
Loss from operations	(11,517)	(5,130)
Interest expense	(845)	(664)
Other income (expense), net	688	1,680
Loss before provision for income taxes	(11,674)	(4,114)
Provision for income taxes	(105)	(40)
Net loss	(11,779)	(4,154)
Net loss attributable to noncontrolling interest	67	88
Net loss attributable to FuelCell Energy, Inc.	(11,712)	(4,066)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(12,512)	$(4,866)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.48)	$(0.20)
Basic and diluted weighted average shares outstanding	26,246,271	23,798,744

	Three Months Ended January 31,
	2016	2015
Net loss	(11,779)	(4,154)
Other comprehensive loss:
Foreign currency translation adjustments	(218)	(288)
Comprehensive loss	$(11,997)	$(4,442)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,779)	$(4,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	858	761
Gain from change in fair value of embedded derivatives	(84)	(39)
Depreciation	1,151	963
Interest expense on preferred stock obligation	430	480
Unrealized foreign exchange gains	(845)	(1,513)
Other non-cash transactions, net	203	(125)
Decrease (increase) in operating assets:
Accounts receivable	16,493	3,747
Inventories	5,478	(725)
Project assets	(8,939)	(4,928)
Other assets	120	(2,857)
Increase (decrease) in operating liabilities:
Accounts payable	(1,141)	(468)
Accrued liabilities	9,972	(131)
Deferred revenue	(3,321)	6,718
Net cash provided by (used in) operating activities	8,596	(2,271)
Cash flows from investing activities:
Capital expenditures	(1,314)	(1,616)
Project asset expenditures	(2,044)	—
Net cash used in investing activities	(3,358)	(1,616)
Cash flows from financing activities:
Repayment of debt	(8,916)	(121)
Proceeds from debt	20,102	—
Increase in restricted cash and cash equivalents	(10,387)	(2,144)
Payment of preferred dividends and return of capital	(1,033)	(1,094)
Proceeds from sale of common stock, net of registration fees	13,306	8,488
Net cash provided by financing activities	13,072	5,129
Effects on cash from changes in foreign currency rates	(218)	(288)
Net increase in cash and cash equivalents	18,092	954
Cash and cash equivalents-beginning of period	58,852	83,710
Cash and cash equivalents-end of period	$76,944	$84,664
Supplemental cash flow disclosures:
Cash interest paid	$359	$155
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$105	$168
Accrued grant awards	$1,099	$—
Accrued sale of common stock, cash received in subsequent period	$475	$33
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the three months ended January 31, 2016 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet as of October 31, 2015 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2015, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Related Parties
POSCO Energy (“POSCO”), which is a related party, owned approximately 9.0% of the outstanding common shares of the Company as of January 31, 2016. Revenues from POSCO Energy for the three months ended January 31, 2016 and 2015 represent 45% and 54%, respectively, of consolidated revenues.
NRG Energy, Inc. ("NRG") is a related party and owned approximately 5.0% of the outstanding common shares of the Company as of January 31, 2016. NRG Yield is a dividend growth-oriented company formed by NRG Energy, Inc. that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. Revenues from NRG and NRG Yield for the three months ended January 31, 2016 and 2015 represents 0.2% and 5.0%, respectively, of consolidated revenues.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 2. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. Adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. We are evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.
Note 3. Accounts Receivable
Accounts receivable as of January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Commercial Customers:
Amount billed	$10,753	$19,331
Unbilled recoverable costs	30,651	37,949
	41,404	57,280
Advanced Technology (including U.S. Government(1)):
Amount billed	643	433
Unbilled recoverable costs	3,349	3,077
	3,992	3,510
Accounts receivable, net	$45,396	$60,790

(1)	Total U.S. Government accounts receivable outstanding as of January 31, 2016 and October 31, 2015 was $2.9 million and $2.6 million, respectively.

We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.5 million as of January 31, 2016 and October 31, 2015.

Commercial Customers accounts receivable (including Unbilled recoverable costs) included amounts due from POSCO Energy of $13.9 million and $34.4 million as of January 31, 2016 and October 31, 2015, respectively and amounts due from NRG and NRG Yield of $0.02 million as of October 31, 2015. There were no amounts outstanding from NRG and NRG Yield as of January 31, 2016.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 4. Inventories
The components of inventory as of January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Raw materials	$28,162	$29,103
Work-in-process (1)	32,114	36,651
Inventories	$60,276	$65,754

(1)	Included in work-in-process as of January 31, 2016 and October 31, 2015 was $22.8 million and $13.3 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.
Note 5. Project Assets
Project assets as of January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Current project assets	8,939	5,260
Long-term project assets	13,059	6,922
Project assets	21,998	12,182

The current portion of project assets as of January 31, 2016 of $8.9 million includes project assets that are under construction by the Company under a power purchase agreement ("PPA") and are classified as operating activities in the Consolidated Statement of Cash Flows. This balance will fluctuate based on timing of construction and sale of the projects to third parties. The long-term portion of project assets as of January 31, 2016 of $13.1 million relates to project assets which the Company has entered into a PPA with an end user and is currently or expected to own and operate under the PPA and retain through a sale-leaseback transaction. The long-term portion of project assets has been offset by project related grant awards. Project construction costs incurred after classification as long-term project assets are reported as investing activities in the Consolidated Statement of Cash Flows. The proceeds received for the sale and subsequent leaseback of project assets are classified as cash flows from financing activities within the Consolidated Statement of Cash Flows and are classified as a financing obligation on the Consolidated Balance Sheets (refer to Note 12 for more information).

Note 6. Other Current Assets
Other current assets as of January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Advance payments to vendors (1)	$1,622	$2,281
Deferred finance costs (2)	240	198
Notes receivable	633	585
Prepaid expenses and other (3)	4,746	3,890
Other current assets	$7,241	$6,954

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.

(2)	Primarily represents the current portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and is being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 7. Other Assets, net
Other assets, net as of January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Long-term stack residual value (1)	$1,760	$2,509
Deferred finance costs (2)	711	354
Other	245	279
Other assets, net	$2,716	$3,142

(1)
Relates to estimated residual value for module exchanges performed under the Company's service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.

(2)
Represents the long-term portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG and will be amortized over the five-year life of the facility and the long-term portion of direct deferred finance costs relating to sale-leaseback transactions entered into with PNC Energy Capital, LLC which will be amortized over the ten-year term.

Note 8. Accrued Liabilities
Accrued liabilities as of January 31, 2016 and October 31, 2015 consisted of the following:

	January 31, 2016	October 31, 2015
Accrued payroll and employee benefits	$3,302	$3,914
Accrued product warranty cost (1)	922	964
Accrued material purchase (2)	17,709	7,568
Accrued service agreement costs	3,784	3,437
Accrued taxes, legal, professional and other	3,270	3,292
Accrued liabilities	$28,987	$19,175

(1)
Activity in the accrued product warranty costs for the three months ended January 31, 2016 included additions for estimates of future warranty obligations of $0.1 million on contracts in the warranty period and reductions related to actual warranty spend of $0.1 million as contracts progress through the warranty period or are beyond the warranty period.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Shareholders’ Equity
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the three months ended January 31, 2016:

	Total Shareholders’ Equity	Noncontrolling interest	Total Equity
Balance as of October 31, 2015	$95,309	$(555)	$94,754
Share-based compensation	858	—	858
Sale of common stock, net of registration fees	13,287	—	13,287
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	100	—	100
Preferred dividends – Series B	(800)	—	(800)
Other comprehensive loss - foreign currency translation adjustments	(218)	—	(218)
Net loss	(11,712)	(67)	(11,779)
Balance as of January 31, 2016	$96,824	$(622)	$96,202

Common Stock Sales
The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used for general corporate purposes or to pay obligations related to the Company's outstanding Series 1 and Series B preferred shares. During the three months ended January 31, 2016, the Company sold 2,127,635 shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $13.3 million, net of fees.

Outstanding Warrants
On July 30, 2014, the Company issued a warrant to NRG in conjunction with the entry into a Securities Purchase Agreement for the sale of common stock. Pursuant to the warrant agreement, NRG has the right to purchase up to 0.2 million shares of the Company's common stock at an exercise price of $40.20 per share. The warrants qualify for permanent equity accounting treatment.
Note 10. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2016	2015
Numerator
Net loss	$(11,779)	$(4,154)
Net loss attributable to noncontrolling interest	67	88
Preferred stock dividend	(800)	(800)
Net loss attributable to common shareholders	$(12,512)	$(4,866)
Denominator
Weighted average basic common shares	26,246,271	23,798,744
Effect of dilutive securities (1)	—	—
Weighted average diluted common shares	26,246,271	23,798,744
Basic loss per share	$(0.48)	$(0.20)
Diluted loss per share (1)	$(0.48)	$(0.20)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards, convertible preferred stock and warrants. As of January 31, 2016 and 2015, there were options to purchase 0.3 million shares of common stock,

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

and as of January 31, 2016 and 2015, there were warrants to purchase 0.2 million and 0.4 million shares of common stock, respectively, which were excluded from the computation as they would be antidilutive.

Note 11. Restricted Cash
As of January 31, 2016, there was $37.3 million of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $26.9 million of restricted cash and cash equivalents pledged as of October 31, 2015. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor's Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term. The restricted cash balance as of January 31, 2016 also includes $10.0 million to support obligations of the power purchase and service agreements related to PNC Energy Capital, LLC sale-leaseback transactions. As of January 31, 2016 and October 31, 2015, outstanding letters of credit totaled $8.7 million. These expire on various dates through April 2019.

Note 12. Debt and Finance Obligation
Debt as of January 31, 2016 and October 31, 2015, consisted of the following:

	January 31, 2016	October 31, 2015
Revolving credit facility	$—	$2,945
Connecticut Development Authority Note	2,761	2,817
Connecticut Clean Energy and Finance Investment Authority Note	6,052	6,052
NRG Energy, Inc. Loan Agreement	1,286	3,763
PNC Energy Capital, LLC Finance Obligation	6,826	—
State of Connecticut Loan	10,000	—
Capitalized lease obligations	704	726
Total debt	$27,629	$16,303
Current portion of long-term debt and finance obligation	(1,957)	(7,358)
Long-term debt	$25,672	$8,945

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreement securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2.0% is payable beginning December 2015. The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to half of the loan principal if certain job retention and job creation targets are reached.

In 2015, the Company entered into an agreement with PNC Energy Capital, LLC. (“PNC”). Under this agreement, the Company’s project finance subsidiaries may enter into up to $30.0 million of lease agreements for projects currently under development. On December 23, 2015 the Company closed on its first project with PNC through a sale-leaseback of the UCI Fuel Cell, LLC power plant which initiated commercial operations in December 2015. Proceeds from the transaction totaled approximately $8.8 million and were partially used to settle outstanding construction period debt to NRG as referenced below. The Company has determined the power plant is considered integral equipment and the Company has accounted for the transaction under the financing method. Under the financing method, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. Judgment is required to determine the appropriate borrowing rate for the arrangement and in determining any gain or loss on the transaction that would be recorded at the end of the lease term. The outstanding finance obligation balance as of January 31, 2016 is $6.8 million which represents a reduction from the original amount due to an upfront lease payment of $2.1 million.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a Loan Agreement (the “Loan Agreement”) with NRG Energy, Inc. ("NRG"). Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. During fiscal year 2015, our project finance subsidiary, UCI Fuel Cell LLC borrowed $3.8 million which was subsequently paid off in December 2015 in conjunction with the PNC sale-leaseback transaction. In January 2016, our project finance subsidiary, Riverside FuelCell, LLC borrowed $1.3 million which is secured by project assets of this subsidiary. The term of this loan is up to five years but may be repaid early should the project be sold or refinanced at the option of the Company.
On August 1, 2014, the Company entered into a revolving credit facility with JPMorgan Chase Bank, N.A. (the "Bank") which had a total borrowing capacity of $4.0 million. The credit facility expired on November 28, 2015 in conjunction with the Export-Import Bank charter expiration and the outstanding balance was paid back on November 24, 2015.
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

Note 13. Commitments and Contingencies
Lease agreements
At January 31, 2016 and October 31, 2015, we had capital lease obligations of $0.7 million. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.
We also lease certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2019.
Non-cancelable minimum payments applicable to operating and capital leases at January 31, 2016 were as follows (in thousands):

	Operating Leases	Capital Leases
Due Year 1	$1,546	$440
Due Year 2	1,112	200
Due Year 3	881	64
Due Year 4	723	—
Due Year 5	374	—
Thereafter	—	—
Total	$4,636	$704

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Service Agreements
Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred on a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $2.5 million and $2.6 million at January 31, 2016 and October 31, 2015, respectively, and is recorded in Accrued Liabilities.
Our loss accrual on service agreements, excluding the accrual for performance guarantees, totaled $1.3 million and $0.8 million at January 31, 2016 and October 31, 2015, respectively and is recorded in Accrued Liabilities. Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract.
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
Plant Expansion

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2.0% is payable beginning December 2015. The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50% of the loan principal if certain job retention and job creation targets are reached. In addition, the Company could receive up to $10.0 million of tax credits if certain terms and conditions are met. The Company may sell the credits depending on its future tax position.

The second phase of our manufacturing expansion, for which we will be eligible to receive an additional $10.0 million in low-cost financing from the State of Connecticut, will commence as demand supports. This includes adding manufacturing equipment to increase annual capacity from the current 100 megawatts to at least 200 megawatts. Plans for this phase also include the installation of a megawatt scale tri-generation fuel cell plant to power and heat the facility as well as provide hydrogen for the manufacturing process of the fuel cell components, and the creation of an Advanced Technology Center for technology testing and prototype manufacturing. In addition, the final stage of the fuel cell module manufacturing will be relocated to the Torrington facility from its current location at the Danbury, Connecticut headquarters, which will reduce logistics costs. The total cost of both phases of the expansion could be up to $65.0 million over a five year period.
Other
At January 31, 2016, the Company has unconditional purchase commitments aggregating $58.9 million, for materials, supplies and services in the normal course of business.

Under certain sales and financing agreements the Company is contractually committed to provide compensation for any losses that our customers and finance partners may suffer in certain limited circumstances resulting from reductions in the U.S. Investment Tax Credit. Such obligations would arise as a result of reductions to the value of the underlying fuel cell projects as assessed by the U.S. Internal Revenue Service (IRS). The Company does not believe that any payments under these contracts are probable based on the facts known at the reporting date. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the fuel cell projects sold or financed and the values the IRS would determine as the fair value for the systems for purposes of claiming the Investment Tax Credit. The value

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

of the Investment Tax Credit in the Company’s agreements is based on guidelines provided by the statutory regulations from the IRS. The Company and its customers use fair values determined with the assistance of independent third-party appraisals.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", "forecast", and similar expressions are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries ("FuelCell Energy", "Company"' "we", "us", and "our") of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under government research and development contracts; (v) future financing for projects including publicly issued bonds, equity and debt investments by investors and commercial bank financing; (vii) the expected cost competitiveness of our technology; and (viii) our ability to achieve our sales plans and cost reduction targets.
The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 in the section entitled “Item 1A. Risk Factors” and the following: general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants for coal and gas-fired central generation; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; rapid technological change; competition; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise "march-in" rights with respect to certain of our patents; POSCO's ability to develop the market in Asia, deploy DFC power plants and successfully operate its Asian manufacturing facility; our ability to implement our strategy; our ability to reduce our levelized cost of energy; the risk that commercial field trials of our products will not occur when anticipated; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers.
We cannot assure you the following: we will be able to meet any of our development or commercialization schedules; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; any of our new products or technology, once developed, will be commercially successful; our existing DFC power plants will remain commercially successful; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, reserves on service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2015 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are an integrated fuel cell company with an expanding global presence on three continents. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed power generation. Our power plants provide megawatt-class scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Our plants are operating in more than 50 locations on three continents and have generated more than four billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 408,000 average size U.S. homes for one year. Our growing installed base and backlog exceeds 300 megawatts (MW).

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
Comparison of Three Months Ended January 31, 2016 and 2015
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended January 31, 2016 and 2015 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2016	2015	$	%
Total revenues	$33,482	$41,670	$(8,188)	(20)

Total costs of revenues	$33,648	$37,656	$(4,008)	(11)

Gross (loss) profit	$(166)	$4,014	$(4,180)	(104)

Gross margin percentage	(0.5)%	9.6%
Total revenues for the three months ended January 31, 2016 decreased $8.2 million to $33.5 million from $41.7 million during the same period last year. Total cost of revenues for the three months ended January 31, 2016 decreased by $4.0 million to $33.6 million from $37.7 million during the same period last year. A discussion of the changes in product sales and service and license revenues and advanced technologies contract revenues follows.
Product sales
Our product sales, cost of sales and gross profit for three months ended January 31, 2016 and 2015 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2016	2015	$	%
Product sales	$25,073	$33,418	$(8,345)	(25)
Cost of product sales	24,389	30,348	(5,959)	(20)
Gross profit from product sales	$684	$3,070	$(2,386)	(78)
Product sales gross margin	2.7%	9.2%
Product sales for the three months ended January 31, 2016 included $9.4 million of power plant revenue, $11.9 million of fuel cell kits revenue, $3.0 million of revenue related to engineering and construction services and $0.8 million of revenue primarily related to power plant component sales. This is compared to product sales for the three months ended January 31, 2015 which included $9.0 million of power plant revenue, $18.1 million of fuel cell kits and module revenue, $4.5 million of revenue related to engineering and construction services and $1.8 million of revenue primarily from power plant component sales. The decline in revenue during the period is due to decreased Asian module and component sales as well as a decrease in engineering and construction services.
Cost of product sales decreased $6.0 million for the three months ended January 31, 2016 to $24.4 million, compared to $30.3 million in the same prior year period. Gross profit decreased $2.4 million to a gross profit of $0.7 million for the three months ended January 31, 2016 compared to a gross profit of $3.1 million for the three months ended January 31, 2015. The year-over-year decrease in gross margin reflects sales mix and higher costs for engineering and construction services.
As the Company's development business expands, it is installing power plants for customers that have executed power purchase agreements. The power plants are recognized as Project assets on the balance sheet and revenue will be recognized as earned over the life of the power purchase agreement or in the event a definitive sales agreement is executed.
Service agreements and license revenues

	Three Months Ended January 31,		Change
(dollars in thousands)	2016	2015	$	%
Service agreements and license revenues	$6,320	$3,871	$2,449	63
Cost of service agreements and license revenues	6,851	3,568	3,283	92
Gross (loss) profit from service agreements and license revenues	$(531)	$303	$(834)	(275)
Service agreement and license revenues gross margin	(8.4)%	7.8%
Revenues for the three months ended January 31, 2016 from service agreements and license fee and royalty agreements totaled $6.3 million, compared to $3.9 million the prior year period. Service agreement revenue increased from the prior year due to scheduled module replacements. Revenue from license, royalty and material management fees increased to $1.4 million for the three month period ended January 31, 2016, compared to $0.7 million for the comparable prior year period.
Cost of service agreements and license revenues increased to $6.9 million from $3.6 million for the prior year period. Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees. The increase over the prior year period relates to module replacement costs and an increase in performance guarantee reserves during the quarter.
Overall gross loss was $0.5 million for the three months ended January 31, 2016. The overall gross margin percentage of (8.4) percent compared to 7.8 percent in the prior year period.
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
Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the three months ended January 31, 2016 and 2015 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2016	2015	$	%
Advanced technologies contract revenues	$2,089	$4,381	$(2,292)	(52)
Cost of advanced technologies contract revenues	2,408	3,740	(1,332)	(36)
Gross (loss) profit	$(319)	$641	$(960)	(150)
Advanced technologies contracts gross margin	(15.3)%	14.6%
Advanced technologies contracts revenue for the three months ended January 31, 2016 was $2.1 million, which decreased $2.3 million when compared to $4.4 million of revenue for the three months ended January 31, 2015. Cost of advanced technologies contracts decreased $1.3 million to $2.4 million for the three months ended January 31, 2016, compared to $3.7 million for the same period in the prior year. Advanced technologies contracts for the three months ended January 31, 2016 generated a gross loss of $0.3 million compared to gross profit of $0.6 million for the three months ended January 31, 2015. The shift from gross profit to a gross loss is related to timing and mix of contracts currently being performed which include cost share obligations.

Administrative and selling expenses
Administrative and selling expenses were $6.0 million for the three months ended January 31, 2016 compared to $5.6 million during the three months ended January 31, 2015 on higher business development costs.
Research and development expenses
Research and development expenses increased to $5.3 million for the three months ended January 31, 2016 compared to $3.5 million during the three months ended January 31, 2015 which is reflective of increased research and development activity related to near term product introductions, including the High Efficiency Fuel Cell (HEFC).
Loss from operations
Loss from operations for the three months ended January 31, 2016 was $11.5 million compared to $5.1 million for the three months ended January 31, 2015. The increase in the loss from operations relates to a decrease in gross profit from the prior year period and increases in operating expenses.
Interest expense
Interest expense for the three months ended January 31, 2016 and 2015 was $0.8 million and $0.7 million, respectively. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $0.4 million and $0.5 million, respectively.
Other income (expense), net
Other income (expense), net, was income of $0.7 million for the three month period ended January 31, 2016 compared to income of $1.7 million for the same period in 2015. The current period income represents net foreign exchange gains of $0.7 million related primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars. The prior period income represents foreign exchange gains of $1.5 million primarily related to remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended January 31, 2016 and 2015 our provision for income taxes was $0.1 million and $0.04 million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the three months ended January 31, 2016 and 2015 was $0.1 million.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended January 31, 2016 and 2015.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended January 31, 2016 and 2015, net loss attributable to common shareholders was $12.5 million and $4.9 million, respectively, and loss per common share was $0.48 and $0.20, respectively.

LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2016, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan and revolving credit facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Cash and cash equivalents and restricted cash totaled $114.2 million as of January 31, 2016 compared to $85.7 million as of October 31, 2015. At January 31, 2016, the Company has $38.7 million of availability under its project finance loan agreement with NRG Energy through its subsidiary, FuelCell Energy Finance, LLC, which can be used for project asset development. The Company also has $21.2 million of un-used availability under the PNC Energy Capital tax equity project finance commitment. During the first quarter of 2016, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of its planned expansion of the Torrington manufacturing facility. Additionally, the Company has an effective shelf registration statement on file with the SEC for issuance of debt or equity securities.

The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. Increasing annual order volume and reduced product costs are expected to further increase revenues and margins and improve operating cash flows.

The Company has a contract backlog totaling approximately $403.9 million as of January 31, 2016. This backlog includes approximately $303.2 million of service agreements, with an average term in excess of 10 years and utility service contracts up to 20 years in duration, providing a committed source of revenue to the year 2036. The Company also has a strong sales and service pipeline of potential projects in various stages of development in both North America and Europe. This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW for end users such as pharmaceuticals companies and municipalities. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. Utility scale projects in our pipeline range in size from 5.6 MW up to 63 MW. These projects help both utilities and states meet their renewable portfolio standards.

The Company produced approximately 63 MW during the first quarter of 2016 at its production facility in Torrington, Connecticut. The production facility has an annual manufacturing capacity of 100 MW under its current configuration. As of January 31, 2016 backlog included approximately 21 MW of fuel cell kits to be delivered to POSCO Energy in 2016, as well as approximately 13 MW of orders for the U.S. and European markets and scheduled module exchanges under service agreements. The Company is targeting converting approximately 40 to 60 MW of our sales pipeline into incremental backlog in 2016 in order to utilize our available capacity.
Factors that may impact our liquidity in 2016 and beyond include;

•
Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have liquidity requirements in the future. Our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile. We may choose to substantially complete the construction of projects before they are sold to a project investor. Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell a project on economically attractive terms. In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted "merchant" basis in advance of securing long-term power contracts. Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity. As of January 31, 2016, we had approximately $59.9 million of available and committed project financing to enable this strategy though we may seek to use our cash balances or other forms of financing as necessary. This includes availability of $21.2 million under a project finance facility with PNC Energy Capital that is structured as a sale-leaseback facility for projects where we have entered into a PPA with the end-user of power and site host. Under the terms of the sale-leaseback transaction, we make fixed payments to PNC for a period of ten years and have the option of repurchasing the plants at fair market value at the end of the term. This financing facility enables us to generate cash from operating power plants that we choose to retain, effectively monetizing our investment in the power plant. We also have $38.7 million of availability under our project finance loan agreement with NRG Energy through our subsidiary, FuelCell Energy Finance, LLC. We may seek to expand these facilities or add additional third party debt or equity as we develop new projects.

•
As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•
The amount of accounts receivable as of January 31, 2016 and October 31, 2015 was $45.4 million and $60.8 million, respectively. Included in accounts receivable as of January 31, 2016 and October 31, 2015 was $34.0 million and $41.0 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. At this time, we bill our customers according to the contract terms. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•
The amount of total inventory as of January 31, 2016 and October 31, 2015 was $60.3 million and $65.8 million, respectively, which includes work in process inventory totaling $32.1 million and $36.7 million, respectively. As we continue to execute on our business plan we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•
Cash and cash equivalents as of January 31, 2016 and October 31, 2015 included $18.6 million and $9.6 million, respectively, of cash advanced by POSCO Energy for raw material purchases made on its behalf by FuelCell Energy. Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, FuelCell Energy provides procurement services for POSCO Energy and receives compensation for services rendered. While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

•
The amount of total project assets including current and long-term as of January 31, 2016 and October 31, 2015 was $22.0 million and $12.2 million, respectively. Project assets consist primarily of capitalized costs for fuel cell projects in various stages of development, whereby we have entered into power purchase agreements prior to entering into a definitive sales or long-term financing agreement for the project, or are a completed project. The current portion of project assets of $8.9 million as of January 31, 2016 is actively being marketed and intended to be sold although we may choose to retain such projects during initial stages of operations. This balance will fluctuate based on timing of construction and sale of the projects to third parties. The long-term portion of project assets of $13.1 million represents a fuel cell project which is being accounted for as a financing transaction under a sale-leaseback and two projects that are currently undergoing construction and may be retained by the Company and funded under a project financing facility.

•
Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2016 we have pledged approximately $37.3 million of our cash and cash equivalents as collateral as performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet. In the first quarter of 2016, this balance increased by approximately $10 million related to the PNC facility to establish reserves to support our obligations of the power purchase and service agreements. Such reserves will be released over time based on project performance.

•
For fiscal year 2016, we forecast capital expenditures in the range of $16 to $18 million. We have commenced the first phase of our project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10 million to be used for the first phase. Pursuant to the terms of the loan, payment of principal is deferred for the first four years of this 15 year loan. Interest at a fixed rate of 2% is payable which began December 2015. Up to 50 percent of the principal balance is forgivable if certain job creation and retention targets are met.

In addition to cash flows from operations, we may also pursue raising capital through a combination of: (i) sales of equity to public markets or strategic investors, (ii) corporate debt financing, (iii) project level debt and equity financing and (iv) potential local or state Government loans or grants in return for manufacturing job creation and retention. The timing and size of any financing will depend on multiple factors including market conditions, future order flow and the need to adjust production capacity. If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $114.2 million as of January 31, 2016 compared to $85.7 million as of October 31, 2015. As of January 31, 2016, restricted cash and cash equivalents was $37.3 million, of which $6.4 million was classified as current and $30.9 million was classified as non-current, compared to $26.9 million total restricted cash and cash equivalents as of October 31, 2015, of which $6.3 million was classified as current and $20.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2016	2015
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$8,596	$(2,271)
Net cash used in investing activities	(3,358)	(1,616)
Net cash provided by financing activities	13,072	5,129
Effects on cash from changes in foreign currency rates	(218)	(288)
Net increase in cash and cash equivalents	$18,092	$954
The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash provided by operating activities was $8.6 million during the three months ended January 31, 2016 compared to $2.3 million net cash used in operating activities during the first three months ended January 31, 2015. Net cash provided by operating activities for the three months ended January 31, 2016 is a result of decreases in accounts receivable of $16.5 million, inventory of $5.5 million and an increase in accrued liabilities of $10.0 million offset by increases in project assets of $8.9 million and a decrease in deferred revenue of $3.3 million. Net cash used in operating activities for the three months ended January 31, 2015 is a result of increases in project assets of $4.9 million and other assets of $2.9 million and unrealized foreign currency gains of $1.5 million offset by increases in deferred revenue of $6.7 million and a decrease in accounts receivable of $3.7 million.
Investing Activities – Net cash used in investing activities was $3.4 million for the three months ended January 31, 2016 compared to net cash used in investing activities of $1.6 million during the three months ended January 31, 2015. The net cash used in investing activities for the three months ended January 31, 2016 related to project asset expenditures of $2.0 million and capital expenditures of $1.3 million. Net cash used for the first three months of fiscal 2015 related to capital expenditures.
Financing Activities – Net cash provided by financing activities was $13.1 million during the three months ended January 31, 2016 compared to net cash provided by financing activities of $5.1 million in the prior year period. Net cash provided by financing activities during the three months ended January 31, 2016 related to proceeds from open market sales of common stock of $13.3 million, receipt of $10.0 million related to the definitive Assistance Agreement with the State of Connecticut and $6.8 million net proceeds relating to the sale-leaseback transaction with PNC offset by an increase in restricted cash of $10.4 million, the payoff of the JPMorgan Chase revolving credit facility of $2.9 million, a net payment on the NRG Loan Agreement of $2.5 million and the payment of preferred dividends and return of capital of $1.0 million. Net cash provided by financing activities during the three months ended January 31, 2015 related to proceeds from open market sales of common stock of $8.5 million partially offset by an increase in restricted cash of $2.1 million and the payment of preferred dividends and return of capital of $1.1 million.
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts and research and development contracts, license fee and royalty income, and sales of equity securities and debt instruments. In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs. Please see our Form 10-K for the fiscal year ended October 31, 2015 for further details.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of January 31, 2016 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$58,888	$58,200	$646	$42	$—
Series 1 Preferred obligation (2)	7,488	956	1,788	4,744	—
Term loans (principal and interest)	24,908	2,249	3,722	1,962	16,975
Capital and operating lease commitments (3)	5,340	1,986	2,257	1,097	—
Sale-leaseback financing obligation (4)	4,290	341	978	892	2,079
Series B Preferred dividends payable (5)	—	—	—	—	—
Totals	$100,914	$63,732	$9,391	$8,737	$19,054

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

(4)
The amount represents payments due on the sale-leaseback transaction of the UCI Fuel Cell, LLC entity which was entered into on December 23, 2015. Under the terms of the sale-leaseback, fixed quarterly payments will be made to PNC for a period of 10 years.

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

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2% is payable beginning December 2015. The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50% of the loan principal if certain job retention and job creation targets are reached. In addition, the Company may receive up to $10 million of non-refundable transferable tax credits if certain terms and conditions are met.

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

On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance, LLC ("FuelCell Finance") entered into a Loan Agreement with NRG. Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5% per annum for construction-period financing and 8.0 % thereafter. At January 31, 2016, drawdowns on the facility aggregated $1.3 million.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) totaling $5.9 million in support of the Bridgeport Fuel Cell Project. The loan agreement carries an interest rate of 5.0% and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CEFIA Note at January 31, 2016 was $6.1 million.
In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of January 31, 2016, we had an outstanding balance of $2.8 million on this loan. The interest rate is 5%. Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May, 2018.

We have pledged approximately $37.3 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2016, outstanding letters of credit totaled $8.7 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance as of January 31, 2016 includes $15.0 million was placed in a Grantor's Trust account to secure certain FCE obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement. The restricted cash balance as of January 31, 2016 also includes $10.0 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transaction.
As of October 31, 2015, we have uncertain tax positions aggregating $15.7 million and have reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.
In addition to the commitments listed in the table above, we have the following outstanding obligations:
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard warranty period is generally 15 months after shipment or 12 months after acceptance of the product. We have agreed to warranty kits and components for 21 months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from up to 20 years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Refer to the Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended October 31, 2015 for additional details.
Advanced technologies contracts
We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2016, Advanced technologies contracts backlog totaled $35.0 million, of which $19.0 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2015 filed with the Securities and Exchange Commission.
During the three months ended January 31, 2016, the Company has entered into a sale and simultaneous leaseback of a project asset constructed by the Company. The Company reviews whether the project asset is considered integral equipment. The Company does not recognize revenue on a sale-leaseback transaction. Instead, revenue is recognized through the sale of electricity under a power purchase agreement. As of January 31, 2016, the sale-leaseback entered into during the quarter is classified as a finance sale-leaseback. Under a financing sale-leaseback, the Company does not recognize any upfront profit because a sale is not recognized. The full amount of the financing proceeds is recorded as a financing obligation, which is typically secured by the project asset and its future cash flows from electricity sales under a power purchase agreement with a third-party customer.
There have been no other material changes, other than the accounting for the sale-leaseback transaction, in any of our critical accounting policies during the three months ended January 31, 2016.
ACCOUNTING GUIDANCE UPDATE
See Note 2, "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2016, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of January 31, 2016, approximately 5% of our total cash and cash equivalents was in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2016 and October 31, 2015 was $0.6 million and $0.7 million, respectively. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in

Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 10, 2016.

FUELCELL ENERGY, INC.
(Registrant)
March 10, 2016	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document