Form 10-Q
period 2016-07-31
FUELCELL ENERGY INC
filed 2016-09-08
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding as of September 6, 2016: 33,540,364

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	July 31, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$94,150	$58,852
Restricted cash and cash equivalents - short-term	9,436	6,288
Accounts receivable, net	29,290	60,790
Inventories	78,204	65,754
Project assets	15,632	5,260
Other current assets	7,252	6,954
Total current assets	233,964	203,898

Restricted cash and cash equivalents - long-term	25,225	20,600
Project assets noncurrent	18,370	6,922
Property, plant and equipment, net	30,485	29,002
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets	7,917	3,142
Total assets	$329,628	$277,231
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$13,995	$7,358
Accounts payable	16,002	15,745
Accrued liabilities	19,720	19,175
Deferred revenue	17,999	31,787
Preferred stock obligation of subsidiary	824	823
Total current liabilities	68,540	74,888
Long-term deferred revenue	21,101	22,646
Long-term preferred stock obligation of subsidiary	12,763	12,088
Long-term debt and other liabilities	42,603	12,998
Total liabilities	145,007	122,620
Redeemable preferred stock (liquidation preference of $64,020 as of July 31, 2016 and October 31, 2015)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($0.0001 par value); 75,000,000 and 39,583,333 shares authorized as of July 31, 2016 and October 31, 2015, respectively; 33,527,673 and 25,964,710 shares issued and outstanding as of July 31, 2016 and October 31, 2015, respectively.	3	3
Additional paid-in capital	1,002,784	934,488
Accumulated deficit	(876,768)	(838,673)
Accumulated other comprehensive loss	(535)	(509)
Treasury stock, Common, at cost (21,527 and 5,845 shares as of July 31, 2016 and October 31, 2015, respectively)	(179)	(78)
Deferred compensation	179	78
Total shareholders’ equity	125,484	95,309
Noncontrolling interest in subsidiaries	(720)	(555)
Total equity	124,764	94,754
Total liabilities and equity	$329,628	$277,231
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended July 31,
	2016	2015
Revenues:
Product sales (including $12.0 million and $27.8 million of related party revenues)	$13,681	$31,130
Service agreements and license revenues (including $2.3 million and $3.2 million of related party revenues)	4,480	7,017
Advanced technologies contract revenues (including $0.0 million and $0.001 million of related party revenues)	3,555	3,209
Total revenues	21,716	41,356
Costs of revenues:
Cost of product sales	13,740	28,849
Cost of service agreements and license revenues	4,284	5,719
Cost of advanced technologies contract revenues	3,258	3,193
Total costs of revenues	21,282	37,761
Gross profit	434	3,595
Operating expenses:
Administrative and selling expenses	5,458	6,101
Research and development expenses	5,299	4,597
Total costs and expenses	10,757	10,698
Loss from operations	(10,323)	(7,103)
Interest expense	(1,373)	(905)
Other income, net	749	1,464
Loss before provision for income taxes	(10,947)	(6,544)
Provision for income taxes	(120)	(84)
Net loss	(11,067)	(6,628)
Net loss attributable to noncontrolling interest	57	89
Net loss attributable to FuelCell Energy, Inc.	(11,010)	(6,539)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(11,810)	$(7,339)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.38)	$(0.29)
Basic and diluted weighted average shares outstanding	31,015,658	24,884,103

	Three Months Ended July 31,
	2016	2015
Net loss	(11,067)	(6,628)
Other comprehensive loss:
Foreign currency translation adjustments	(228)	(64)
Total Comprehensive loss	$(11,295)	$(6,692)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Amounts in thousands, except share, per share and related party revenue amounts)

	Nine Months Ended July 31,
	2016	2015
Revenues:
Product sales (including $37.3 million and $66.1 million of related party revenues)	$54,178	$84,769
Service agreements and license revenues (including $6.9 million and $8.1 million of related party revenues)	21,373	15,506
Advanced technologies contract revenues (including $0.0 million and $0.6 million of related party revenues)	8,228	11,351
Total revenues	83,779	111,626
Costs of revenues:
Cost of product sales	53,247	77,308
Cost of service agreements and license revenues	22,123	13,720
Cost of advanced technologies contract revenues	8,298	10,966
Total costs of revenues	83,668	101,994
Gross profit	111	9,632
Operating expenses:
Administrative and selling expenses	18,939	18,002
Research and development expenses	15,720	12,656
Total costs and expenses	34,659	30,658
Loss from operations	(34,548)	(21,026)
Interest expense	(3,200)	(2,195)
Other income (expense), net	(110)	2,621
Loss before provision for income taxes	(37,858)	(20,600)
Provision for income taxes	(402)	(179)
Net loss	(38,260)	(20,779)
Net loss attributable to noncontrolling interest	165	280
Net loss attributable to FuelCell Energy, Inc.	(38,095)	(20,499)
Preferred stock dividends	(2,400)	(2,400)
Net loss to common shareholders	$(40,495)	$(22,899)
Loss per share basic and diluted:
Net loss per share to common shareholders	$(1.41)	$(0.94)
Basic and diluted weighted average shares outstanding	28,680,596	24,312,330

	Nine Months Ended July 31,
	2016	2015
Net loss	$(38,260)	$(20,779)
Other comprehensive loss:
Foreign currency translation adjustments	(26)	(404)
Total Comprehensive loss	$(38,286)	$(21,183)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(38,260)	$(20,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,530	2,317
Gain from change in fair value of embedded derivatives	(16)	(36)
Depreciation	3,583	2,998
Interest expense on preferred stock and debt obligations	2,193	1,392
Unrealized foreign exchange losses (gains)	41	(1,807)
Other non-cash transactions, net	303	(182)
Decrease (increase) in operating assets:
Accounts receivable	26,590	9,039
Inventories	(12,450)	(19,676)
Project assets	(15,459)	(10,855)
Other assets	108	(2,966)
(Decrease) increase in operating liabilities:
Accounts payable	(196)	(3,762)
Accrued liabilities	(145)	4,545
Deferred revenue	(15,333)	4,291
Net cash used in operating activities	(46,511)	(35,481)
Cash flows from investing activities:
Capital expenditures	(3,962)	(3,840)
Project asset expenditures	(6,505)	—
Net cash used in investing activities	(10,467)	(3,840)
Cash flows from financing activities:
Repayment of debt	(9,549)	(1,386)
Proceeds from debt	44,781	6,326
Payment of deferred finance costs	(994)	—
Increase in restricted cash and cash equivalents	(7,773)	(2,445)
Payment of preferred dividends and return of capital	(3,125)	(3,154)
Cash received for common stock issued for stock plans	177	133
Proceeds from sale of common stock, warrants and pre-funded warrants, net	68,785	22,061
Net cash provided by financing activities	92,302	21,535
Effects on cash from changes in foreign currency rates	(26)	(404)
Net increase (decrease) in cash and cash equivalents	35,298	(18,190)
Cash and cash equivalents-beginning of period	58,852	83,710
Cash and cash equivalents-end of period	$94,150	$65,520
Supplemental cash flow disclosures:
Cash interest paid	$1,295	$480
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$105	$168
Accrued purchase of fixed assets, cash paid in subsequent period	$453	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the nine months ended July 31, 2016 have been included. All intercompany accounts and transactions have been eliminated.

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

Related Parties
POSCO Energy (“POSCO”), is a related party and owned approximately 8% of the outstanding common shares of the Company as of July 31, 2016. Revenues from POSCO Energy for the three months ended July 31, 2016 and 2015 represent 65% and 75%, respectively, of consolidated revenues, and revenues from POSCO Energy for the nine months ended July 31, 2016 and 2015 represent 52% and 65%, respectively, of consolidated revenues.
NRG Energy, Inc. ("NRG") is a related party and owned approximately 4% of the outstanding common shares of the Company as of July 31, 2016. NRG Yield is a dividend growth-oriented company formed by NRG Energy, Inc. that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. Revenues from NRG and NRG Yield for the three months ended July 31, 2016 and 2015 represent 0.3% and 0.4%, respectively, of consolidated revenues, and revenues for the nine months ended July 31, 2016 and 2015 represent 0.2% and 2.2%, respectively, of consolidated revenues.

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. We are evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)." This topic provides narrow-scope improvements and practical expedient regarding collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.
Note 3. Accounts Receivable
Accounts receivable as of July 31, 2016 and October 31, 2015 consisted of the following:

	July 31, 2016	October 31, 2015
Commercial Customers:
Amount billed	$9,344	$19,331
Unbilled recoverable costs (2)	15,201	37,949
	24,545	57,280
Advanced Technology (including U.S. Government(1)):
Amount billed	639	433
Unbilled recoverable costs	4,106	3,077
	4,745	3,510
Accounts receivable, net	$29,290	$60,790

(1)	Total U.S. Government accounts receivable outstanding as of July 31, 2016 and October 31, 2015 were $3.3 million and $2.6 million, respectively.

(2)	Unbilled recoverable costs of $4.8 million is included within long-term Other Assets as of July 31, 2016.

We bill customers for power plant and module kit sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.2 million and $0.5 million as of July 31, 2016 and October 31, 2015, respectively.

Commercial Customers accounts receivable (including Unbilled recoverable costs) included amounts due from POSCO Energy of $8.7 million and $34.4 million as of July 31, 2016 and October 31, 2015, respectively and amounts due from NRG and NRG Yield of $0.02 million as of October 31, 2015. There were no amounts outstanding from NRG and NRG Yield as of July 31, 2016.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 4. Inventories
The components of inventory as of July 31, 2016 and October 31, 2015 consisted of the following:

	July 31, 2016	October 31, 2015
Raw materials	$28,739	$29,103
Work-in-process (1)	49,465	36,651
Inventories	$78,204	$65,754

(1)	Included in work-in-process as of July 31, 2016 and October 31, 2015 was $26.6 million and $13.3 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.
Note 5. Project Assets
Project assets as of July 31, 2016 and October 31, 2015 consisted of the following:

	July 31, 2016	October 31, 2015
Current project assets	$15,632	$5,260
Long-term project assets	18,370	6,922
Total Project assets	$34,002	$12,182

The current portion of project assets as of July 31, 2016 of $15.6 million includes project assets that are under construction by the Company under a power purchase agreement ("PPA") and the related expenditures are classified as operating activities in the Consolidated Statement of Cash Flows. This balance will fluctuate based on timing of construction, expected commercial operation dates and sale of the projects to third parties. The Company expects to sell current project assets to third parties upon achievement of commercial operations.

The long-term portion of project assets as of July 31, 2016 of $18.4 million relates to 4.2 megawatts (MW) of project assets that the Company has already developed or is developing which will either be sold in a period of greater than one year or will be retained on the balance sheet. This balance includes assets built or being built under PPAs which will be or already have been retained through a sale-leaseback transaction. The long-term portion of project assets has been partially offset by project related grant awards. Project construction costs incurred after classification as a long-term project assets are reported as investing activities in the Consolidated Statement of Cash Flows. The proceeds received for the sale and subsequent leaseback of project assets are classified as cash flows from financing activities within the Consolidated Statement of Cash Flows and are classified as a financing obligation within Long-term debt and other liabilities on the Consolidated Balance Sheets (refer to Note 13 for more information).

Note 6. Other Current Assets
Other current assets as of July 31, 2016 and October 31, 2015 consisted of the following:

	July 31, 2016	October 31, 2015
Advance payments to vendors (1)	$1,187	$2,281
Deferred finance costs (2)	446	198
Notes receivable	892	585
Prepaid expenses and other (3)	4,727	3,890
Other current assets	$7,252	$6,954

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

(2)
Primarily represents the current portion of direct deferred finance costs related to securing a $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility and direct deferred finance costs relating to the Hercules loan and security agreement entered into in April 2016 which is being amortized over the 30 month life of the loan.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 7. Goodwill and Intangible Assets

As of July 31, 2016 and October 31, 2015, the Company had goodwill of $4.1 million and intangible assets of $9.6 million associated with the December 2012 Versa acquisition. The intangible asset represents indefinite lived in-process research and development for which the fair value was determined utilizing the cost approach which estimated the costs to replicate cumulative research and development efforts associated with the development of solid oxide fuel cells (SOFC) stationary power generation and had a 10 percent obsolescence factor applied to account for improvements that could be made on the current technology.
The Company completed its annual impairment analysis of goodwill and in-process research and development asset as of July 31, 2016. To determine the fair value of the reporting unit that holds goodwill and to determine the fair value of the in-process research and development asset, the Company used a discounted cash flow model and a multi-period excess earnings model, respectively. The estimated fair value of the reporting unit and in-process research and development intangible asset substantially exceeds the respective carrying values and therefore no impairments have been recognized as of July 31, 2016.

Note 8. Other Assets
Other assets as of July 31, 2016 and October 31, 2015 consisted of the following:

	July 31, 2016	October 31, 2015
Long-term stack residual value (1)	$327	$2,509
Deferred finance costs (2)	814	354
Long-term unbilled recoverable costs (3)	4,810	—
Other (4)	1,966	279
Other assets	$7,917	$3,142

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

(2)
Represents the long-term portion of direct deferred finance costs relating to securing a $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility and the long-term portion of direct deferred finance costs relating to sale-leaseback transactions entered into with PNC Energy Capital, LLC which are being amortized over the ten-year term and direct deferred finance costs relating to the Hercules loan and security agreement entered into in April 2016 which is being amortized over the 30 month life of the loan.

(3)	Represents unbilled recoverable costs that relate to revenue recognized on customer contracts that will be billed in future periods in excess of twelve months from July 31, 2016.

(4)
The Company entered into an agreement with one of its customers on June 29, 2016 which includes a fee for the purchase of the plants at the end of the term of the agreement. The option fee is payable in installments over the term of the agreement and the total paid as of July 31, 2016 is $0.9 million. The increase as of July 31, 2016 also includes deposits for projects in development.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 9. Accrued Liabilities
Accrued liabilities as of July 31, 2016 and October 31, 2015 consisted of the following:

	July 31, 2016	October 31, 2015
Accrued payroll and employee benefits	$4,930	$3,914
Accrued product warranty cost (1)	609	964
Accrued material purchases (2)	4,908	7,568
Accrued service agreement costs (3)	5,874	3,437
Accrued taxes, legal, professional and other	3,399	3,292
Accrued liabilities	$19,720	$19,175

(1)
Activity in the accrued product warranty costs for the nine months ended July 31, 2016 included additions for estimates of future warranty obligations of $0.2 million on contracts in the warranty period and reductions related to actual warranty spend of $0.6 million as contracts progress through the warranty period or are beyond the warranty period.

(2)
The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO's behalf for their Asian production facility. This liability represents amounts received for the purchase of materials on behalf of POSCO. Amounts due to vendors is recorded as Accounts payable.

(3)
Activity in service agreement costs represents an increase in loss accruals on service contracts of $2.0 million from $0.8 million as of October 31, 2015 to $2.8 million as of July 31, 2016. The increase primarily relates to renewals of legacy service contracts. The accruals for performance guarantees also increased from $2.6 million as of October 31, 2015 to $3.1 million as of July 31, 2016 based on the minimum output falling below the contract requirements for certain contracts offset by guarantee payments to customers.

Note 10. Shareholders’ Equity
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the nine months ended July 31, 2016:

	Total Shareholders’ Equity	Noncontrolling interest	Total Equity
Balance as of October 31, 2015	$95,309	$(555)	$94,754
Share-based compensation	2,530	—	2,530
July 2016 sale of common stock and pre-funded warrants, net	34,762	—	34,762
Fiscal 2016 open market sales of common stock	33,529	—	33,529
Taxes paid upon vesting of restricted stock awards net of stock issued under benefit plans	(125)	—	(125)
Preferred dividends – Series B	(2,400)	—	(2,400)
Other comprehensive income - foreign currency translation adjustments	(26)	—	(26)
Net loss	(38,095)	(165)	(38,260)
Balance as of July 31, 2016	$125,484	$(720)	$124,764

July 2016 Securities Offering
On July 12, 2016 Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC. The Company received net proceeds from the transaction of $34.8 million, after deducting underwriter discounts and offering expenses of $2.6 million. The transaction consisted of 1,474,000 shares of common stock, 7,680,000 Series A Warrants and 4,926,000 prefunded Series B Warrants. The Series A warrants have an exercise price of $5.83 per share and are initially exercisable beginning on the date that is six months and one day after the issue date and will expire on the fifth anniversary of the initial exercisability date. The Series B warrants are fully pre-funded warrants and are

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

immediately exercisable. The Series B warrants have an exercise price of $0.0001 per share and will expire on the fifth anniversary of the issue date. The pre-funded Series B warrants were offered to the investor, whose purchase of shares of common stock in this offering would otherwise result in the investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% of FuelCell Energy’s outstanding common stock following the consummation of this offering. In lieu of purchasing shares of common stock that would result in its ownership of the Company in excess of 4.99%, the investor purchased the Series B warrants. Such Series B warrants grant the investor the right to acquire additional shares of FuelCell Energy common stock at a point in time of its choosing within five years of the issue date of the Series B warrants. The following table outlines the warrant activity during the third quarter of Fiscal 2016:

	Series A Warrants	Series B Prefunded Warrants
Balance as of July 12, 2016 (date of issuance)	7,680,000	4,926,000
Warrants exercised	—	—
Warrants expired	—	—
Balance as of July 31, 2016	7,680,000	4,926,000

The warrants and pre-funded warrants continue to qualify for permanent equity accounting treatment.

Other Common Stock Sales and Outstanding Warrants
The Company may sell common stock on the open market from time to time. The proceeds of these sales may be used for general corporate purposes or to pay obligations related to the Company's outstanding Series 1 and Series B preferred shares. During the nine months ended July 31, 2016, the Company sold 5,484,272 shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $33.5 million, net of fees.

On July 30, 2014, the Company issued a warrant to NRG in conjunction with the entry into a Securities Purchase Agreement for the sale of common stock. Pursuant to the warrant agreement, NRG has the right to purchase up to 0.2 million shares of the Company's common stock at an exercise price of $40.20 per share. The warrants continue to qualify for permanent equity accounting treatment and expire on July 30, 2017.
Note 11. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Numerator
Net loss	$(11,067)	$(6,628)	$(38,260)	$(20,779)
Net loss attributable to noncontrolling interest	57	89	165	280
Preferred stock dividend	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common shareholders	$(11,810)	$(7,339)	$(40,495)	$(22,899)
Denominator
Weighted average basic common shares	31,015,658	24,884,103	28,680,596	24,312,330
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	31,015,658	24,884,103	28,680,596	24,312,330
Basic loss per share	$(0.38)	$(0.29)	$(1.41)	$(0.94)
Diluted loss per share (1)	$(0.38)	$(0.29)	$(1.41)	$(0.94)

(1)
Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards, convertible preferred

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

stock and warrants. As of July 31, 2016 and 2015, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31, 2016	July 31, 2015
July 2016 Offering - Series A Warrants	7,680,000	—
July 2016 Offering - Series B Warrants	4,926,000	—
July 2014 Offering - NRG Warrants	166,666	166,666
Outstanding options to purchase common stock	247,776	254,124
Total potentially dilutive securities	13,020,442	420,790

Note 12. Restricted Cash
As of July 31, 2016, there was $34.7 million of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $26.9 million of restricted cash and cash equivalents pledged as of October 31, 2015. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor's Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term. The restricted cash balance as of July 31, 2016 also includes $9.1 million to support obligations of the power purchase and service agreements related to PNC Energy Capital, LLC sale-leaseback transactions. As of July 31, 2016 and October 31, 2015, outstanding letters of credit totaled $7.9 million and $8.7 million, respectively. These expire on various dates through April 2019.

Note 13. Debt and Finance Obligation
Debt as of July 31, 2016 and October 31, 2015, consisted of the following:

	July 31, 2016	October 31, 2015
Revolving credit facility	$—	$2,945
Connecticut Development Authority Note	2,647	2,817
Connecticut Clean Energy and Finance Investment Authority Note	6,052	6,052
NRG Energy, Inc. Loan Agreement	10,963	3,763
PNC Energy Capital, LLC Finance Obligation	6,770	—
State of Connecticut Loan	10,000	—
Hercules Loan and Security Agreement	15,283	—
Capitalized lease obligations	808	726
Total debt	$52,523	$16,303
Current portion of long-term debt and finance obligation	(13,995)	(7,358)
Long-term debt	$38,528	$8,945
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

On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a Loan Agreement (the “Loan Agreement”) with NRG Energy, Inc. ("NRG"). Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. During fiscal year 2015, our project finance subsidiary, UCI Fuel Cell LLC borrowed $3.8 million which was subsequently paid off in December 2015 in conjunction with the PNC sale-leaseback transaction. During the nine months ended July 31, 2016, our project finance subsidiaries borrowed a total of $11.0 million which is secured by project assets held by these subsidiaries. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.
In 2015, the Company entered into an agreement with PNC Energy Capital, LLC. (“PNC”). Under this agreement, the Company’s project finance subsidiaries may enter into up to $30.0 million of lease agreements for commissioned projects whereby the lease is structured as a sale-leaseback facility for projects where we have entered into a PPA with the end-user of power and site host. On December 23, 2015 the Company closed on its first project with PNC through a sale-leaseback of the UCI Fuel Cell, LLC power plant which initiated commercial operations in December 2015. Proceeds from the transaction totaled approximately $8.8 million and were partially used to settle outstanding construction period debt to NRG as referenced below. The Company has determined the power plant is considered integral equipment and the Company has accounted for the transaction under the financing method. Under the financing method, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. Judgment is required to determine the appropriate borrowing rate for the arrangement and in determining any gain or loss on the transaction that would be recorded at the end of the lease term. The outstanding finance obligation balance as of July 31, 2016 is $6.8 million which represents a reduction from the original proceeds due to lease payments made.

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
The Company leases computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Note 14. Commitments and Contingencies
Lease agreements
As of July 31, 2016 and October 31, 2015, the Company had equipment financing and capital lease obligations of $0.8 million and $0.7 million, respectively. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.
The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.

A lease modification was entered into for the manufacturing facility in Torrington which has extended the term of the lease for an additional period of fifteen years from January 1, 2016 through December 31, 2030. The term can be further extended for up to three additional periods of five years each at the Company's option subject to certain notification and other provisions outlined in the lease. Rent payments for any additional five year extension of the lease shall be the greater of the fair market rent or the base annual rental being paid during the calendar year previous to the extension period. The Company has the right to purchase the facility and premises as defined within the lease for a price of $4.8 million at any time during the fifteen year term, but no later than December 31, 2030 by giving the landlord a minimum of six months prior written notice.
Non-cancelable minimum payments applicable to operating and capital leases as of July 31, 2016 were as follows (in thousands):

	Operating Leases	Capital Leases
Due Year 1	$1,310	$444
Due Year 2	882	248
Due Year 3	751	102
Due Year 4	363	14
Due Year 5	341	—
Thereafter	3,766	—
Total	$7,413	$808
Service Agreements
Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred on a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $3.1 million and $2.6 million as of July 31, 2016 and October 31, 2015, respectively, and is recorded in Accrued Liabilities.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Our loss accrual on service agreements, excluding the accrual for performance guarantees, totaled $2.8 million and $0.8 million as of July 31, 2016 and October 31, 2015, respectively and is recorded in Accrued Liabilities. Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. The increase in the loss accrual relates to renewals of legacy service contracts.
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
Plant Expansion

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2.0% is payable beginning December 2015. The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50% of the loan principal if certain job retention and job creation targets are reached. In addition, the Company could receive up to $10.0 million of tax credits if certain terms and conditions are met. The Company may sell the credits depending on its future tax position. The first phase of the facility expansion is underway and expected to be completed in late calendar 2017.

The second phase of our manufacturing expansion, for which we could be eligible to receive an additional $10.0 million in low-cost financing from the State of Connecticut, will commence as demand supports. This includes adding manufacturing equipment to increase annual capacity from the current 100 megawatts to at least 200 megawatts. Plans for this phase also include the installation of a megawatt scale tri-generation fuel cell plant to power and heat the facility as well as provide hydrogen for the manufacturing process of the fuel cell components, and the creation of an Advanced Technology Center for technology testing and prototype manufacturing. In addition, the final stage of the fuel cell module manufacturing will be relocated to the Torrington facility from its current location at the Danbury, Connecticut headquarters, which will reduce logistics costs. The total cost of both phases of the expansion could be up to $65.0 million over a five year period.
Other
As of July 31, 2016, the Company has unconditional purchase commitments aggregating $48.7 million, for materials, supplies and services in the normal course of business.

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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 15. Subsequent Events

On September 6, 2016, the Company closed on a sale leaseback with PNC for the Riverside Fuel Cell, LLC power plant which entered into commercial operations in September 2016. Proceeds received from PNC totaled approximately $9.9 million and were partially used to settle outstanding construction period debt to NRG of approximately $1.4 million. A portion of these proceeds will be held in reserve by PNC until the Company satisfies certain conditions which are expected to occur during the fourth fiscal quarter of 2016. Under the terms of the sale leaseback transaction, the Company will make fixed lease payments to PNC for a period of 10 years and have the option of repurchasing the plant early or at the end of the term. While the Company received financing for the full value of the power plant asset, revenue will not be recognized on the sale leaseback transaction. Instead, revenue will be recognized monthly through the sale of electricity under a power purchase agreement. Refer to Note 13 for additional disclosure of the Company’s financing agreements with PNC and NRG.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", "forecast", and similar expressions are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries ("FuelCell Energy", "Company", "we", "us", and "our") of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under government research and development contracts; (v) future financing for projects including publicly issued bonds, equity and debt investments by investors and commercial bank financing; (vii) the expected cost competitiveness of our technology; and (viii) our ability to achieve our sales plans and cost reduction targets.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, loss accruals on service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2015 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS
Overview
We are an integrated fuel cell company with an expanding global presence on three continents. We design, manufacture, sell, install, operate and service ultra-clean, highly efficient stationary fuel cell power plants for distributed power generation. Our power plants provide megawatt-class scalable on-site power and utility grid support, helping customers solve their energy, environmental and business challenges. Our plants are operating in more than 50 locations on three continents and have generated more than 5 billion kilowatt hours (kWh) of electricity, which is equivalent to powering more than 466,000 average size U.S. homes for one year.

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

Market Update
Beacon Falls Project - Subject to the Request for Proposal being awarded to our project, the Beacon Falls Energy Park project is a 63.3 megawatt fuel cell facility proposed to be built at a former sand and gravel mine in Beacon Falls, Connecticut using the Company’s fuel cell power plants. This project has been under development for several years and in January, 2016 , Beacon Falls Energy Park, LLC submitted a bid for a long term power purchase agreement to The New England Clean Energy Request for Proposals (“RFP”) conducted jointly by Connecticut, Rhode Island and Massachusetts to advance their clean and renewable energy goals. The Beacon Falls Energy Park proposal offers the many benefits of renewable, clean and affordable in-state generation, including local and regional tax revenue and enhanced energy resiliency as compared to competing bids utilizing out-of-region generation that is then transported to the region by constructing expensive and difficult to permit transmission. The RFP evaluation team is currently in the Evaluation Phase of the process which was expected to be completed by July 26, 2016. The RFP evaluation team has notified the bidders that they need more time to complete the Evaluation Phase. Bidder notification and contract awards are scheduled to occur subsequent to the Evaluation Phase, which we expect to be in the fall of 2016, although the RFP evaluation team controls the timing of awards.

The Beacon Falls Energy Park received a unanimous approval from the Connecticut Siting Council in January 2016 that construction of the facility will not have a substantial adverse environmental effect, will meet all applicable US EPA and CT DEEP air and water quality standards, is in accordance with the goals of Connecticut’s renewable energy policy and therefore does not require a Certificate of Environmental Compatibility and Public Need. If we are awarded the project, construction of the facility is anticipated to begin in late 2016, with power generation commencing in phases. The project can be fully constructed and operational by the end of 2019. This project represents a product and service revenue potential to the Company of over $500 million with product revenue expected to be recognized under percentage-of-completion accounting if awarded. Timing of definitive contracts are subject to finalization of any award under RFP and final agreement with the developers, and there can be no assurance regarding either occurring.

North America and Europe - The Company has a significant sales and service pipeline of potential projects in various stages of bidding or development in both North America and Europe. The pipeline is comprised of projects under proposal or development by the Company and does not reflect contracted backlog. This pipeline includes potential projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities, and sustainability benefits from negligible pollutants and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW for end users such as industrial, healthcare and technology companies as well as municipalities and universities. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. Potential utility scale projects in our pipeline range in size from 3.7 MW up to 63 MW. These projects help both utilities and states meet their renewable portfolio standards while enhancing the resiliency of the electric grid. Many of these projects employ the reuse of brownfields. In addition to the Beacon Falls Energy Park project, the Company has been actively pursuing bids in multiple competitive RFPs in the northeast region of the U.S. Recent bids totaled over 60 MW with award selections expected in the second half of calendar 2016. While the Company does not expect to be awarded all the contracts in its pipeline, and can provide no assurances of the extent of what awards it will finally realize, the Company’s potential project pipeline in the U.S. and Europe totals in excess of $2 billion in revenues. Service is additive to this total.

Asia - In May 2016, POSCO Energy announced the commencement of construction of a 20 megawatt fuel cell park in Seoul, South Korea.  Fuel cells are well suited for meeting South Korea's demand for clean power as they are easy-to-site in high density urban locations, using minimal land, generally avoiding the need for clean air permitting due to their ultra-clean emission profile, and the continuous power profile maximizes the power output generating substantial renewable energy credits that are utilized by electricity suppliers.  POSCO Energy, the South Korean partner of FuelCell Energy, has constructed and operates more than 20 sites in South Korea in excess of 150 megawatts. Fuel cell parks are constructed in short time frames of a year or less and this facility is expected to be fully operational by the end of 2016, or an expected 9-10 month construction period.  The fuel cell power plants are located in an urban park, utilizing only about 1.7 acres of land to cleanly generate power for approximately 43,000 Korean households and heat for approximately 9,000 households. The suitability of fuel cells for the Asian market is illustrated in a sizeable project pipeline in excess of 400 megawatts in South Korea alone.  This pipeline represents prospective projects that have advanced beyond a series of stages including preliminary confirmation of project site control, supportive economics, and identification of a potential customer or customers for the energy. POSCO Energy operates a manufacturing campus in Pohang, South Korea that manufactures the entire fuel cell plant locally, under license from FuelCell Energy. The two partners have worked together closely to optimize the production line lay-out, incorporate material handling automation, and foster a culture of continuous improvement. With growing production volume in Asia, we expect that increased levels of purchasing from the integrated global supply chain, whether by POSCO Energy or the Company, will benefit both parties by obtaining lower pricing tiers from suppliers from greater combined purchasing volume. Also, under our license agreements, the Company receives a 3.0% royalty on POSCO Energy net product sales as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy.

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

Fiscal 2016 Production and Revenue Forecast
The Company establishes the production run-rate for its Torrington, Connecticut manufacturing facility based on product backlog, anticipated module exchanges under service agreements, high probability pipeline and timing of customer requirements. The Company maintains an inventory of work-in process which includes completed standard components in order to be able to quote and respond to delivery times in generally twelve months or less. During the nine months ended July 31, 2016, the factory run-rate totaled approximately 62 megawatts on an annualized basis. In the fourth quarter of fiscal 2016, we are adjusting the run-rate to 50 megawatts on an annualized basis given the current timing expectation of new product deliveries. As order volume dictates, we will make further adjustments. As reported in the past, kit production to the Company’s Asian partner POSCO Energy will conclude in the fourth quarter of 2016 as POSCO Energy ramps up production in South Korea. We expect to replace this volume with higher margin turn-key project production from the U.S. and Europe.

Timing of revenue recognition may not be linear to production as the Company retains projects being built on power purchase agreements (“PPA”) which are to be financed on the balance sheet until the commercial operation date in “Project assets”. Based on our current backlog, production level, expected revenue recognition of inventory and sales of project assets, timing of customer requirements and expected orders, the Company currently estimates that full fiscal 2016 revenue will be in the range of $140 - $170 million which includes year to date revenue of $83.8 million and expected revenue of $56 to $86 million in the fourth quarter.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended July 31, 2016 and 2015
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Total revenues	$21,716	$41,356	$(19,640)	(47)

Total costs of revenues	$21,282	$37,761	$(16,479)	(44)

Gross profit	$434	$3,595	$(3,161)	(88)

Gross margin percentage	2.0%	8.7%
Total revenues for the three months ended July 31, 2016 of $21.7 million decreased by $19.6 million from $41.4 million for the same period in the prior year. Total cost of revenues for the three months ended July 31, 2016 decreased by $16.5 million to $21.3 million from $37.8 million during the same period last year. A discussion of the changes in product sales and cost of sales, service and license revenues and cost of revenues and advanced technologies contract revenues and cost of revenues follows.
Product sales
Our product sales, cost of sales and gross profit for three months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Product sales	$13,681	$31,130	$(17,449)	(56)
Cost of product sales	13,740	28,849	(15,109)	(52)
Gross (loss) profit from product sales	$(59)	$2,281	$(2,340)	(103)
Product sales gross margin	(0.4)%	7.3%
Product sales for the three months ended July 31, 2016 included $0.5 million of power plant revenue, $11.9 million of fuel cell module kits revenue and $1.2 million of revenue related to engineering and construction services. This is compared to product sales for the three months ended July 31, 2015 which included $0.9 million of power plant revenue, $22.9 million of fuel cell kits and module revenue, $2.8 million of revenue related to engineering and construction services and $4.5 million of revenue primarily from power plant component sales.
The decline in revenue during the period is due primarily to lower revenue from POSCO Energy due to the transition of the kit and module sales to POSCO Energy to a royalty based model. POSCO Energy has completed building their manufacturing facility and is manufacturing cell components and modules in South Korea. Also, the Company’s multi-year kit order with POSCO Energy will conclude in the fourth fiscal quarter in 2016. The Company receives a 3.0% royalty on POSCO Energy net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period is certain power plants are being recognized as Project assets on the balance sheet so product and engineering, procurement and construction revenue is not recognized. As the Company's development business expands, it is installing power plants for customers that have executed power purchase agreements. The power plants are recognized as Project assets on the balance sheet and revenue will be recognized as earned over the life of the power purchase agreement or when a definitive sales agreement is executed.
Short term project assets are expected to be sold upon completion of construction and achievement of commercial operations resulting in full project revenue recognition at that time (as compared to percentage of completion revenue recognition over time). The Company expects to retain long-term project assets and recognize revenue through electricity sales during the operations period. With the transition of manufacturing to South Korea in POSCO Energy's manufacturing facility for POSCO Energy’s demand, we expect that production in the Company’s Torrington, CT manufacturing facility will be largely dictated by the demand of the U.S. market. As a result, quarterly revenue will vary depending on the timing and level of demand in the U.S. and the project revenue recognition method.
Cost of product sales decreased $15.1 million for the three months ended July 31, 2016 to $13.7 million, compared to $28.8 million in the same prior year period. Overall gross loss was $0.1 million for the three months ended July 31, 2016. The overall gross margin percentage of (0.4) percent compares to 7.3 percent in the prior year period. The year-over-year decrease in gross margin reflects sales mix and higher costs for engineering and construction services.
Service agreements and license revenues

	Three Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Service agreements and license revenues	$4,480	$7,017	$(2,537)	(36)
Cost of service agreements and license revenues	4,284	5,719	(1,435)	(25)
Gross profit from service agreements and license revenues	$196	$1,298	$(1,102)	(85)
Service agreement and license revenues gross margin	4.4%	18.5%
Revenues for the three months ended July 31, 2016 from service agreements and license fee and royalty agreements totaled $4.5 million, compared to $7.0 million the prior year period. Service agreement revenue decreased from the prior year primarily due to a lower number of module replacements in the current period. Revenue from license, royalty and material management fees increased to $1.6 million for the three month period ended July 31, 2016, compared to $1.3 million for the comparable prior year period.
Cost of service agreements and license revenues decreased to $4.3 million from $5.7 million for the prior year period. Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees. The decrease over the prior year period relates to a lower number of module replacement and a decrease in engineering services.
Overall gross profit was $0.2 million for the three months ended July 31, 2016. The overall gross margin percentage of 4.4 percent compares to 18.5 percent in the prior year period. Service margins were negatively impacted from increases to performance guarantee accruals and contract loss accruals resulting primarily from changes to legacy service contracts reflecting continued initiatives to optimize the service business, exit sub megawatt sites and expand future margin potential.
Service revenue from module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. As a result, quarterly revenue and gross profit related to module exchanges can fluctuate quarter to quarter. Additional power plant installations will lead to growth in service revenue.
Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the three months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Advanced technologies contract revenues	$3,555	$3,209	$346	11
Cost of advanced technologies contract revenues	3,258	3,193	65	2
Gross profit	$297	$16	$281	1,756
Advanced technologies contracts gross margin	8.4%	0.5%
Advanced technologies contracts revenue for the three months ended July 31, 2016 was $3.6 million, which increased $0.3 million when compared to $3.2 million of revenue for the three months ended July 31, 2015. Cost of advanced technologies contracts increased $0.1 million to $3.3 million for the three months ended July 31, 2016, compared to $3.2 million for the same period in the prior year. Advanced technologies contracts for the three months ended July 31, 2016 generated a gross profit of $0.3 million compared to a gross profit of $0.002 million for the three months ended July 31, 2015. The improvement in gross margin is related to timing and mix of contracts currently being performed, particularly the transition to private industry contracts and away from government contracts that include cost share obligations.
Administrative and selling expenses
Administrative and selling expenses were $5.5 million for the three months ended July 31, 2016 compared to $6.1 million during the three months ended July 31, 2015 on lower business development costs. Business development costs may vary from period to period depending upon the nature of customer and state level requests for proposal processes.
Research and development expenses
Research and development expenses increased to $5.3 million for the three months ended July 31, 2016 compared to $4.6 million during the three months ended July 31, 2015 which reflects increased research and development activity related to near term product introductions, including the High Efficiency Fuel Cell (HEFC). The HEFC has an overall electrical efficiency of approximately sixty percent and is designed for utility scale applications. Commercial production is expected to begin in fiscal 2017.
Loss from operations
Loss from operations for the three months ended July 31, 2016 was $10.3 million compared to $7.1 million for the three months ended July 31, 2015. The increase in the loss from operations relates to a decrease in gross profit from the prior year period.
Interest expense
Interest expense for the three months ended July 31, 2016 and 2015 was $1.4 million and $0.9 million, respectively. Interest expense increased from the prior year period for interest on the Hercules Loan and Security Agreement. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $0.5 million.
Other income, net
Other income, net, was income of $0.8 million for the three month period ended July 31, 2016 compared to income of $1.5 million for the same period in 2015. The income for both periods presented includes net foreign exchange gains related primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars and income from refundable research and development tax credits.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended July 31, 2016 and 2015 our provision for income taxes was $0.1 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest was $0.1 million for the three months ended July 31, 2016 and 2015.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended July 31, 2016 and 2015.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended July 31, 2016 and 2015, net loss attributable to common shareholders was $11.8 million and $7.3 million, respectively, and loss per common share was $0.38 and $0.29, respectively.

Comparison of Nine Months Ended July 31, 2016 and 2015
Revenues and Costs of revenues
Our revenues and cost of revenues for the nine months ended July 31, 2016 and 2015 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Total revenues	$83,779	$111,626	$(27,847)	(25)

Total costs of revenues	83,668	$101,994	$(18,326)	(18)

Gross profit	$111	$9,632	$(9,521)	(99)

Gross margin percentage	0.1%	8.6%
Total revenues for the nine months ended July 31, 2016 of $83.8 million which decreased $27.8 million from $111.6 million for the nine months ended July 31, 2015. Total cost of revenues for the nine months ended July 31, 2016 decreased by $18.3 million to $83.7 million from $102.0 million during the same period last year. A discussion of the changes in product sales and cost of sales, service and license revenues and cost of revenues and advanced technologies contract revenues and cost of revenues follows.
Product sales
Our product sales, cost of sales and gross profit for nine months ended July 31, 2016 and 2015 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Product sales	$54,178	$84,769	$(30,591)	(36)
Cost of product sales	53,247	77,308	(24,061)	(31)
Gross profit from product sales	$931	$7,461	$(6,530)	(88)
Product sales gross margin	1.7%	8.8%
Product sales for the nine months ended July 31, 2016 included $10.5 million of power plant revenue, $35.8 million of fuel cell kits revenue, $6.4 million of revenue related to engineering and construction services and $1.5 million of revenue primarily related to power plant component sales. This is compared to product sales for the nine months ended July 31, 2015 which included $10.8 million of power plant revenue, $55.2 million of fuel cell kits and module revenue, $10.9 million of revenue related to engineering and construction services and $7.9 million of revenue primarily from power plant component sales.

The decline in revenue during the period is due primarily to lower revenue from POSCO Energy due to the transition of kit and module sales to POSCO Energy to a royalty based model. POSCO Energy has completed building their manufacturing facility. Also, the Company’s multi-year fuel cell kit order with POSCO Energy will conclude in the fourth fiscal quarter in 2016. The Company receives a 3.0% royalty on POSCO Energy net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period is certain power plants are being recognized as Project assets on the balance sheet. As the Company's development business expands, it is installing power plants for customers that have executed power purchase agreements. The power plants are recognized as Project assets on the balance sheet and revenue will be recognized as earned over the life of the power purchase agreement or when a definitive sales agreement is executed. Short term project assets are expected to be sold upon completion of construction and achievement of commercial operations resulting in full project revenue recognition at that time (as compared to percentage of completion revenue recognition over time). The Company expects to retain long-term project assets and recognize revenue through electricity sales during the operations period. With the transition of manufacturing to South Korea in POSCO Energy's manufacturing facility for POSCO Energy’s demand, we expect that production in the Company’s Torrington, CT manufacturing facility will be largely dictated by the demand of the U.S. market. As a result, quarterly revenue will vary depending on the timing and level of demand in the U.S. and the project revenue recognition method.
Cost of product sales decreased $24.1 million for the nine months ended July 31, 2016 to $53.2 million, compared to $77.3 million in the same prior year period. Gross profit decreased $6.5 million to a gross profit of $0.9 million for the nine months ended July 31, 2016 compared to a gross profit of $7.5 million for the nine months ended July 31, 2015. The year-over-year decrease in gross margin reflects sales mix and higher costs for engineering and construction services.
Service agreements and license revenues

	Nine Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Service agreements and license revenues	$21,373	$15,506	$5,867	38
Cost of service agreements and license revenues	22,123	13,720	8,403	61
Gross (loss) profit from service agreements and license revenues	$(750)	$1,786	$(2,536)	(142)
Service agreement and license revenues gross margin	(3.5)%	11.5%
Revenues for the nine months ended July 31, 2016 from service agreements and license fee and royalty agreements totaled $21.4 million, compared to $15.5 million the prior year period. Service agreement revenue increased from the prior year primarily due to the growing installed fleet and a higher number of module replacements. Revenue from license, royalty and material management fees increased to $4.6 million for the nine month period ended July 31, 2016, compared to $3.3 million for the comparable prior year period.
Cost of service agreements and license revenues increased to $22.1 million from $13.7 million for the prior year period. Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees. The increase over the prior year period relates to the growing installed fleet, a higher number of module replacements, an increase in performance guarantee accruals during the quarter due to plant performance and contract loss accruals related to extending and exiting certain legacy contracts.
Overall gross loss was $0.8 million for the nine months ended July 31, 2016. The overall gross margin percentage of (3.5) percent compares to 11.5 percent in the prior year period. Service margins were negatively impacted from increases to performance guarantee accruals and contract loss accruals resulting primarily from changes to legacy service contracts reflecting continued initiatives to optimize the service business, exit sub megawatt sites and expand future margin potential.
Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the nine months ended July 31, 2016 and 2015 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2016	2015	$	%
Advanced technologies contract revenues	$8,228	$11,351	$(3,123)	(28)
Cost of advanced technologies contract revenues	8,298	10,966	(2,668)	(24)
Gross (loss) profit	$(70)	$385	$(455)	(118)
Advanced technologies contracts gross margin	(0.9)%	3.4%
Advanced technologies contracts revenue for the nine months ended July 31, 2016 was $8.2 million, which decreased $3.1 million when compared to $11.4 million of revenue for the nine months ended July 31, 2015. Cost of advanced technologies contracts decreased $2.7 million to $8.3 million for the nine months ended July 31, 2016, compared to $11.0 million for the same period in the prior year. Advanced technologies contracts for the nine months ended July 31, 2016 generated a gross loss of $0.1 million compared to a gross profit of $0.4 million for the nine months ended July 31, 2015. The decrease in gross margin is related to timing and mix of contracts currently being performed which include cost share obligations.
Administrative and selling expenses
Administrative and selling expenses were $18.9 million for the nine months ended July 31, 2016 compared to $18.0 million during the nine months ended July 31, 2015 on higher business development costs recognized earlier in fiscal 2016. Business development costs may vary from period to period depending upon the nature of customer and state level requests for proposal processes.
Research and development expenses
Research and development expenses increased to $15.7 million for the nine months ended July 31, 2016 compared to $12.7 million during the nine months ended July 31, 2015 which is reflective of increased research and development activity related to near term product introductions, including the High Efficiency Fuel Cell (HEFC).
Loss from operations
Loss from operations for the nine months ended July 31, 2016 was $34.5 million compared to $21.0 million for the nine months ended July 31, 2015. The increase in the loss from operations relates to a decrease in gross profit from the prior year period and increases in operating expenses.
Interest expense
Interest expense for the nine months ended July 31, 2016 and 2015 was $3.2 million and $2.2 million, respectively. Interest expense increased from the prior year period for interest on the Hercules Loan and Security Agreement. Interest expense for both periods includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $1.4 million.
Other income (expense), net
Other income (expense), net, was expense of $0.1 million for the nine month period ended July 31, 2016 compared to income of $2.6 million for the same period in 2015. The current year income represents foreign exchange losses offset by research and development tax credits. The prior period income represent foreign exchange gains of $1.8 million which relate primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars and research and development tax credits of $0.6 million.
Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the nine months ended July 31, 2016 and 2015 our provision for income taxes was $0.4 million and $0.2 million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest for the nine months ended July 31, 2016 and 2015 was $0.2 million and $0.3 million, respectively.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $2.4 million for the nine month periods ended July 31, 2016 and 2015.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock. For the nine month periods ended July 31, 2016 and 2015, net loss attributable to common shareholders was $40.5 million and $22.9 million, respectively, and loss per common share was $1.41 and $0.94, respectively.

LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2016, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan and revolving credit facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Cash and cash equivalents and restricted cash totaled $128.8 million as of July 31, 2016 compared to $85.7 million as of October 31, 2015. In addition to available cash, the Company has future borrowing availability on its various debt agreements which is subject to certain terms and milestones. The Company also has an effective shelf registration statement on file with the SEC for issuance of debt or equity securities if needed.

During the nine months ended July 31, 2016, the Company entered into several new debt and equity transactions as follows;

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

•
The Company entered into a long-term definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of its planned expansion of the Torrington manufacturing facility. In addition to financing received to date, the Company may receive up to $10.0 million of tax credits from the State of Connecticut if certain terms and conditions are met. The Company may sell the credits depending on its future tax position. The second phase of our manufacturing expansion, for which we could be eligible to receive an additional $10.0 million in low-cost financing from the State of Connecticut, will commence as demand supports. This includes adding manufacturing equipment to increase annual capacity from the current 100 megawatts to at least 200 megawatts. The loans received from the State of Connecticut maybe forgiven if the Company achieves certain employment targets.

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

•
In July 2016, the Company entered into a Securities Purchase Agreement with an institutional investor. The transaction included the sale of stock and the issuance of Series A warrants and Series B prefunded warrants resulting in gross proceeds of approximately $37.3 million. Net proceeds, after deducting the placement agent fees and other estimated expenses, were approximately $34.8 million. The Series A warrants are exercisable at a future date and the Series B warrants are prefunded and have an exercise price of $0.0001 per share. If the investor chooses to execute the Series A warrants at a future date, the Company will receive additional proceeds at that time. Future exercise of these Series A warrants would lead to additional cash proceeds of approximately $44.8 million if fully exercised during the initial Series A sixty six month term.

The Company's future liquidity will be dependent on obtaining the order volumes and cost reductions necessary to achieve profitable operations. Increasing annual order volume and reduced product costs are expected to further increase revenues and margins and improve operating cash flows.

The Company has a contract backlog totaling approximately $392 million as of July 31, 2016. This backlog includes approximately $299 million of service agreements, with an average term in excess of 10 years and utility service contracts up to 20 years in duration, providing a committed source of revenue to the year 2036. The Company also believes it has a strong sales and service pipeline of potential projects in various stages of development in both North America and Europe. This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW for end users such as pharmaceuticals companies and municipalities. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. Utility scale projects in our pipeline range in size from 3.7 MW up to 63 MW. These projects help both utilities and states meet their renewable portfolio standards. As project sizes and deployment continues to expand, the business is expected to continue to have significant liquidity requirements in the future. We may use our working capital and access further debt and equity financing to support growth.

The Company produced approximately 48 MW during the nine months ended July 31, 2016 at its production facility in Torrington, Connecticut. The production facility has an annual manufacturing capacity of 100 MW under its current configuration. As of July 31, 2016 backlog included approximately 4 MW of fuel cell kits remaining to be delivered to POSCO Energy in 2016, as well as approximately 8 MW of orders for the U.S. and European markets and scheduled module exchanges under service agreements. The Company is targeting converting approximately 40 to 60 MW of our sales pipeline into incremental backlog in 2016 in order to utilize our available capacity. Production volumes are adjusted as product demand supports.
Factors that may impact our liquidity in 2016 and beyond include;

•
Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have liquidity requirements in the future. Our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile. We may choose to substantially complete the construction of projects before they are sold to a project investor. Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell a project on economically attractive terms. In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted "merchant" basis in advance of securing long-term power contracts. Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity. As of July 31, 2016, we had approximately $50.2 million of available and committed project financing to enable this strategy though we may seek to use our cash balances or other forms of financing as necessary. This includes availability of $21.2 million under a project finance facility with PNC Energy Capital that is structured as a sale-leaseback facility for projects where we have entered into a PPA with the end-user of power and site host. Under the terms of the sale-leaseback transaction, we make fixed payments to PNC for a period of ten years and have the option of repurchasing the plants at fair market value at the end of the term. This financing facility enables us to generate cash from operating power plants that we choose to retain, effectively monetizing our investment in the power plant. We also have $29.0 million of availability under our project finance loan agreement with NRG Energy through our subsidiary, FuelCell Energy Finance, LLC. We may seek to expand these facilities, add additional third party debt or equity and deploy working capital as we develop new projects.

•
As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•
The amount of accounts receivable as of July 31, 2016 and October 31, 2015 was $29.3 million and $60.8 million, respectively. Included in accounts receivable as of July 31, 2016 and October 31, 2015 was $24.1 million and $41.0 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. At this time, we bill our customers according to the contract terms. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•
The amount of total inventory as of July 31, 2016 and October 31, 2015 was $78.2 million and $65.8 million, respectively, which includes work in process inventory totaling $49.5 million and $36.7 million, respectively. As we continue to execute on our business plan we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•
Cash and cash equivalents as of July 31, 2016 and October 31, 2015 included $4.4 million and $9.6 million, respectively, of cash advanced by POSCO Energy for raw material purchases made on its behalf by FuelCell Energy. Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, FuelCell Energy provides procurement services for POSCO Energy and receives compensation for services rendered. While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

•
The amount of total project assets including current and long-term as of July 31, 2016 and October 31, 2015 was $34.0 million and $12.2 million, respectively. Project assets consist primarily of capitalized costs for fuel cell projects in various stages of development, whereby we have entered into power purchase agreements prior to entering into a definitive sales or long-term financing agreement for the project, or are a completed project. The current portion of project assets of $15.6 million as of July 31, 2016 is actively being marketed and intended to be sold although we may choose to retain such projects during initial stages of operations. This balance will fluctuate based on timing of construction and sale of the projects to third parties. The long-term portion of project assets of $18.4 million represents a fuel cell project which is being accounted for as a financing transaction under a sale-leaseback and two projects that are currently undergoing construction and may be retained by the Company and funded under a project financing facility. We use both working capital and third party financing to support the development and growth of project assets.

•
Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of July 31, 2016 we have pledged approximately $34.7 million of our cash and cash equivalents as collateral as performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet. During the first nine months of fiscal 2016, this balance increased by approximately $8.0 million related to the PNC facility to establish reserves to support our obligations of the power purchase and service agreements. Such reserves will be released over time based on project performance. The balance will vary depending on achievement of certain service milestones. As of July 31, 2016, the short term total was approximately $9.4 million.

•
For fiscal year 2016, we forecast capital expenditures in the range of $7.0 to $10.0 million. We have commenced the first phase of our project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. We expect that construction of the building will be completed in calendar 2017. Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10 million to be used for the first phase. Pursuant to the terms of the loan, payment of principal is deferred for the first four years of this 15 year loan. Interest at a fixed rate of 2% began December 2015. Up to 50 percent of the principal balance is forgivable if certain job creation and retention targets are met. In conjunction with the expansion, we have entered into a lease modification that extends the term for an additional period of fifteen years from January 1, 2016 through December 31, 2030. The Company will pay a base rent of $308,750 for the first five years commencing on January 1, 2016. This is a reduction from the prior base rent of $448,308 payable annually from the period of January 1, 2011 through December 31, 2015. Commencing January 1, 2021, the Company will pay a base rent of $373,750 and commencing January 1, 2026, the Company will pay a base rent of $438,750 for the final five years of the fifteen year term.

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

Cash Flows
Cash and cash equivalents and restricted cash and cash equivalents totaled $128.8 million as of July 31, 2016 compared to $85.7 million as of October 31, 2015. As of July 31, 2016, restricted cash and cash equivalents was $34.7 million, of which $9.4 million was classified as current and $25.2 million was classified as non-current, compared to $26.9 million total restricted cash and cash equivalents as of October 31, 2015, of which $6.3 million was classified as current and $20.6 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2016	2015
Consolidated Cash Flow Data:
Net cash used in operating activities	$(46,511)	$(35,481)
Net cash used in investing activities	(10,467)	(3,840)
Net cash provided by financing activities	92,302	21,535
Effects on cash from changes in foreign currency rates	(26)	(404)
Net increase (decrease) in cash and cash equivalents	$35,298	$(18,190)

The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $46.5 million during the nine months ended July 31, 2016 compared to $35.5 million net cash used in operating activities during the first nine months ended July 31, 2015. Net cash used in operating activities for the nine months ended July 31, 2016 is a result of increases in project assets of $15.5 million and inventory of $12.5 million, and a decrease in deferred revenue of $15.3 million offset by a decrease in accounts receivable of $26.6 million. Net cash used in operating activities for the nine months ended July 31, 2015 is a result of increases in inventory of $19.7 million, project assets of $10.9 million and other assets of $3.0 million and a decrease in accounts payable of $3.8 million offset by a decrease in accounts receivable of $9.0 million and increases in accrued liabilities of $4.5 million and deferred revenue of $4.3 million.
Investing Activities – Net cash used in investing activities was $10.5 million for the nine months ended July 31, 2016 compared to net cash used in investing activities of $3.8 million during the nine months ended July 31, 2015. The net cash used in investing activities for the nine months ended July 31, 2016 related to project asset expenditures of $6.5 million and capital expenditures of $4.0 million. Net cash used for the first nine months of fiscal 2015 related to capital expenditures.
Financing Activities – Net cash provided by financing activities was $92.3 million during the nine months ended July 31, 2016 compared to net cash provided by financing activities of $21.5 million in the prior year period. Net cash provided by financing activities during the nine months ended July31, 2016 related to net proceeds received of $34.8 million from the sale of common stock and two series of warrants in July 2016, open market sales of common stock of $34.0 million, receipt of $15.0 million from the Hercules loan and security agreement in April of 2016, receipt of $10.0 million related to the definitive Assistance Agreement with the State of Connecticut in November 2016, net receipts from the NRG Loan Agreement of $7.2 million and $6.5 million net proceeds relating to the sale-leaseback transaction with PNC offset by an increase in restricted cash of $7.8 million, the payoff of the JPMorgan Chase revolving credit facility of $2.9 million, the payment of preferred dividends and return of capital of $3.1 million and capital lease payments of $0.4 million. Net cash provided by financing activities during the nine months ended July 31, 2015 related to proceeds from open market sales of common stock of $22.1 million, a drawdown on the NRG Loan Agreement of $3.3 million and a net drawdown on the JPMorgan Chase revolving credit facility of $2.0 million partially offset by an increase in restricted cash of $2.4 million and the payment of preferred dividends and return of capital of $3.2 million.
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

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of July 31, 2016 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$48,655	$45,083	$3,470	$102	$—
Series 1 Preferred obligation (2)	7,475	958	1,915	4,602	—
Term loans (principal and interest)	53,014	16,477	17,830	2,368	16,339
Capital and operating lease commitments (3)	8,221	1,754	1,983	718	3,766
Sale-leaseback financing obligation (4)	4,141	497	965	613	2,066
Option fee(5)	1,450	500	650	300	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$122,956	$65,269	$26,813	$8,703	$22,171

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(2)
The terms of the Class A Cumulative Redeemable Exchangeable Preferred Share Agreement (the “Series 1 Preferred Share Agreement”) require payments of (i) an annual amount of Cdn. $500,000 for dividends and (ii) an amount of Cdn. $750,000 as return of capital payments payable in cash. These payments will end on December 31, 2020. Dividends accrue at a 1.25 percent quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends at a rate of 1.25 percent per quarter, compounded quarterly. On December 31, 2020 the amount of all accrued and unpaid dividends on the Class A Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million will be due to the holders of the Series 1 preferred shares. The Company has the option of making dividend payments in the form of common stock or cash under terms outlined in the preferred share agreement. For purposes of preparing the above table, the final balance of accrued and unpaid dividends due December 31, 2020 of Cdn. $21.1 million is assumed to be paid in the form of common stock and not included in this table.

(3)	Future minimum lease payments on capital and operating leases.

(4)
The amount represents payments due on the sale-leaseback transaction of the UCI Fuel Cell, LLC entity which was entered into on December 23, 2015. Under the terms of the sale-leaseback, fixed quarterly payments will be made to PNC for a period of 10 years.

(5)
The Company entered into an agreement with one of its customers on June 29, 2016 which includes a fee for the purchase of the plants at the end of the term of the agreement. The option fee is payable in installments over the term of the agreement.

(6)
We pay $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine the period when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($141) for 20 trading days during any consecutive 30 trading day period.

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

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2 percent is payable beginning December 2015. The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50 percent of the loan principal if certain job retention and job creation targets are reached. In addition, the Company may receive up to $10.0 million of non-refundable transferable tax credits if certain terms and conditions are met.

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
On July 30, 2014, the Company's subsidiary, FuelCell Energy Finance, LLC ("FuelCell Finance") entered into a Loan Agreement with NRG. Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. As of July 31, 2016, drawdowns on the facility aggregated $11.0 million.

On March 5, 2013 the Company closed on a long-term loan agreement with the Connecticut Clean Energy and Finance Investment Authority (CEFIA, now known as the CT Green Bank) totaling $5.9 million in support of the Bridgeport Fuel Cell Project. The loan agreement carries an interest rate of 5.0 percent and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CEFIA Note as of July 31, 2016 was $6.1 million.
In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of July 31, 2016, we had an outstanding balance of $2.5 million on this loan. The interest rate is 5 percent. Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May, 2018.

We have pledged approximately $34.7 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2016, outstanding letters of credit totaled $7.9 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance as of July 31, 2016 includes $15.0 million was placed in a Grantor's Trust account to secure certain FCE obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement. The restricted cash balance as of July 31, 2016 also includes $9.1 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transaction.
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

Advanced technologies contracts
We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2016, Advanced technologies contracts backlog totaled $60.5 million, of which $36.0 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
During the nine months ended July 31, 2016, the Company has entered into a sale and simultaneous leaseback of a project asset constructed by the Company. The Company reviewed whether the project asset is considered integral equipment. The Company does not recognize revenue on a sale-leaseback transaction. Instead, revenue is recognized through the sale of electricity under a power purchase agreement. As of July 31, 2016, the sale-leaseback entered into during the quarter is classified as a finance sale-leaseback. Under a financing sale-leaseback, the Company does not recognize any upfront profit because a sale is not recognized. The full amount of the financing proceeds is recorded as a financing obligation, which is secured by the project asset and its future cash flows from electricity sales under a power purchase agreement with a third-party customer.
There have been no other material changes, other than the accounting for the sale-leaseback transaction, in any of our critical accounting policies during the nine months ended July 31, 2016.
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

Foreign Currency Exchange Risk
As of July 31, 2016, approximately 5% of our total cash and cash equivalents was in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2016 and October 31, 2015 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 8, 2016.

FUELCELL ENERGY, INC.
(Registrant)
September 8, 2016	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.9	Certificate of Amendment of Certificate of Incorporation of the Registrant, dated April 18, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document