Form 10-Q
period 2017-01-31
FUELCELL ENERGY INC
filed 2017-03-09
CIK 886128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $.0001 per share, outstanding as of March 6, 2017: 42,477,565

FUELCELL ENERGY, INC. Consolidated Balance Sheets (Unaudited) (Amounts in thousands, except share and per share amounts)

	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$57,646	$84,187
Restricted cash and cash equivalents - short-term	9,439	9,437
Accounts receivable, net	25,619	24,593
Inventories	82,268	73,806
Other current assets	5,509	10,181
Total current assets	180,481	202,204

Restricted cash and cash equivalents - long-term	34,211	24,692
Project assets noncurrent	50,530	47,111
Property, plant and equipment, net	39,315	36,640
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets	10,020	16,415
Total assets	$328,224	$340,729
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,428	$5,010
Accounts payable	9,508	18,475
Accrued liabilities	18,388	20,900
Deferred revenue	8,101	6,811
Preferred stock obligation of subsidiary	822	802
Total current liabilities	46,247	51,998
Long-term deferred revenue	20,459	20,974
Long-term preferred stock obligation of subsidiary	13,207	12,649
Long-term debt and other liabilities	82,772	80,855
Total liabilities	162,685	166,476
Redeemable preferred stock (liquidation preference of $64,020 as of January 31, 2017 and October 31, 2016)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($0.0001 par value); 75,000,000 shares authorized as of January 31, 2017 and October 31, 2016; 41,219,345 and 35,174,424 shares issued and outstanding as of January 31, 2017 and October 31, 2016, respectively.	4	4
Additional paid-in capital	1,009,607	1,004,566
Accumulated deficit	(903,315)	(889,630)
Accumulated other comprehensive loss	(614)	(544)
Treasury stock, Common, at cost (21,527 shares as of January 31, 2017 and October 31, 2016)	(179)	(179)
Deferred compensation	179	179
Total shareholders’ equity	105,682	114,396
Total liabilities and shareholders' equity	$328,224	$340,729
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended January 31,
	2017	2016
Revenues:
Product (including $0.1 million and $12.8 million of related party revenues)	$1,807	$25,073
Service and license (including $1.6 million and $2.3 million of related party revenues)	6,936	6,207
Generation	2,085	113
Advanced technologies	6,174	2,089
Total revenues	17,002	33,482
Costs of revenues:
Product	4,055	24,389
Service and license	6,266	6,619
Generation	1,115	232
Advanced technologies	3,753	2,408
Total costs of revenues	15,189	33,648
Gross profit (loss)	1,813	(166)
Operating expenses:
Administrative and selling expenses	6,004	6,040
Research and development expenses	5,392	5,311
Restructuring expense	1,345	—
Total costs and expenses	12,741	11,351
Loss from operations	(10,928)	(11,517)
Interest expense	(2,267)	(845)
Other (expense) income, net	(409)	688
Loss before provision for income taxes	(13,604)	(11,674)
Provision for income taxes	(81)	(105)
Net loss	(13,685)	(11,779)
Net loss attributable to noncontrolling interest	—	67
Net loss attributable to FuelCell Energy, Inc.	(13,685)	(11,712)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(14,485)	$(12,512)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.39)	$(0.48)
Basic and diluted weighted average shares outstanding	37,613,216	26,246,271

	Three Months Ended January 31,
	2017	2016
Net loss	(13,685)	(11,779)
Other comprehensive loss:
Foreign currency translation adjustments	(70)	(218)
Total Comprehensive loss	$(13,755)	$(11,997)
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,685)	$(11,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,013	858
Loss (gain) from change in fair value of embedded derivatives	42	(84)
Depreciation	2,057	1,151
Interest expense on preferred stock and debt obligations	1,470	430
Unrealized foreign exchange losses (gains)	340	(845)
Other non-cash transactions, net	127	203
(Increase) decrease in operating assets:
Accounts receivable	(2,575)	16,493
Inventories	(8,462)	5,478
Project assets	—	(8,939)
Other assets	1,261	120
(Decrease) increase in operating liabilities:
Accounts payable	(5,060)	(1,141)
Accrued liabilities	(2,150)	9,972
Deferred revenue	775	(3,321)
Net cash (used in) provided by operating activities	(24,847)	8,596
Cash flows from investing activities:
Capital expenditures	(6,377)	(1,314)
Project asset expenditures	(3,053)	(2,044)
Cash acquired from asset acquisition	633	—
Net cash used in investing activities	(8,797)	(3,358)
Cash flows from financing activities:
Repayment of debt	(5,071)	(8,916)
Proceeds from debt	17,891	20,102
Payment of deferred finance costs	(119)	—
Payment of preferred dividends and return of capital	(1,033)	(1,033)
Cash received for common stock issued for stock plans	49	—
Proceeds from sale of common stock, net	4,977	13,306
Net cash provided by financing activities	16,694	23,459
Effects on cash from changes in foreign currency rates	(70)	(218)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,020)	28,479
Cash, cash equivalents and restricted cash-beginning of period	118,316	85,740
Cash, cash equivalents and restricted cash-end of period	$101,296	$114,219
Supplemental cash flow disclosures:
Cash interest paid	$756	$359
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$50	$105
Accrued grant awards	$—	$1,099
Accrued sale of common stock, cash received in subsequent period	$159	$475
Assumption of debt in conjunction with asset acquisition	$2,289	$—
Acquisition of project assets	$2,386	$—
Accrued purchase of fixed assets, cash paid in subsequent period	$1,101	$—
Accrued purchase of project assets, cash paid in subsequent period	$741	$—
See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 1. Nature of Business and Basis of Presentation
FuelCell Energy, Inc. and its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a leading integrated fuel cell company with a growing global presence. We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants. Our SureSource power plants predictably generate electricity and usable high quality heat for commercial, industrial, government and utility customers. We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cells and other fuel cell technologies. Our operations are funded primarily through sales of equity instruments to strategic investors or in public markets, corporate and project level debt financing and local or state government loans or grants. In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and production and in our cost reduction efforts.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the three months ended January 31, 2017 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet as of October 31, 2016 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2016, which are contained in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Certain reclassifications have been made to conform to the current year presentation. The Company has adopted Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest, and retrospective application is required which resulted in a reclassification in our Consolidated Balance Sheet at October 31, 2016 of $0.3 million of debt issuance costs from Current assets to be a direct deduction of Current portion of debt and a reclassification of $1.1 million of debt issuance costs from Other assets, net to be a direct deduction of Long-term debt and Other liabilities. The Company has also early adopted ASU 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash" and has applied a retrospective transition method.  Accordingly, Restricted Cash and Cash Equivalents has been reclassified as a component of Cash, Cash Equivalents, and Restricted Cash in the Consolidated Statement of Cash Flows for the prior year period presented. The Company has also included an additional caption, Generation, in the Revenue and Cost of Revenues sections of the Statements of Operations to include revenues generated from the Company's project assets (refer to the Revenue Recognition section below for more information). The prior year amounts associated with the power purchase agreements have been reclassified to the new caption.
Revenue Recognition
We earn revenue from (i) the sale and installation of fuel cell power plants (ii) the sale of component part kits, modules and spare parts to customers, (iii) site engineering and construction services, (iv) performance under long-term service agreements, (v) the sale of electricity and other value streams under power purchase agreements ("PPAs") and project assets retained by the Company, (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) customer-sponsored advanced technology projects.
Given the growing revenue related to PPAs and project assets retained by the Company, beginning in the first quarter of 2017, the Company has begun classifying such revenues in a separate line item called Generation, and prior period amounts have been reclassified. As further clarification, revenue elements are classified as follows:

Product; Includes the sale and installation of fuel cell power plants, the sale of component part kits, modules and spare parts to customers, and site engineering and construction services,

Service and license; Includes performance under long-term service agreements for power plants owned by third parties

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

and license fees and royalty income from manufacturing and technology transfer agreements,

Generation; Includes the sale of electricity under power purchase agreements and project assets retained by the Company, revenue received from the sale of other value streams from these assets including the sale of heat, steam and renewable energy credits.

Advanced Technologies; Includes revenue from customer-sponsored advanced technology projects that is recorded as advanced technologies revenues in the consolidated statements of operations.
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
For customer contracts for complete SureSource power plants, with which the Company has adequate cost history and estimating experience, and that management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, project managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract's schedule, performance, technical matters and estimated cost at completion. When changes in estimated contract costs are identified, such revisions may result in current period adjustments to operations applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. We recognize anticipated contract losses as soon as they become known and estimable. Actual results could vary from initial estimates and estimates will be updated as conditions change. Site engineering and construction services revenue is recognized on a percentage of completion basis as costs are incurred.
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
The Company receives license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012. The Cell Technology Transfer Agreement we entered into on October 31, 2012 provides POSCO Energy with a technology license to manufacture SureSource power plants in South Korea and the exclusive market access to sell power plants throughout Asia.

Under PPAs and project assets retained by the Company, revenue from the sale of electricity and other value streams is recognized as electricity is provided to the customer. These revenues are classified as a component of generation revenues.
Revenue from advanced technology projects is recognized as direct costs are incurred plus allowable overhead less cost share requirements, if any. Advanced technology programs are often multi-year projects or structured in phases with subsequent phases dependent on reaching certain milestones prior to additional funding being authorized. Government contracts are typically structured with cost-reimbursement and/or cost-shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement, and on certain contracts we are reimbursed only a portion of the costs incurred.

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

Related Parties
POSCO Energy (“POSCO”), is a related party and owned approximately 6% of the outstanding common shares of the Company as of January 31, 2017. Revenues from POSCO Energy for the three months ended January 31, 2017 and 2016 represent 10% and 45%, respectively, of consolidated revenues.
NRG Energy, Inc. ("NRG") is a related party and owned approximately 3% of the outstanding common shares of the Company as of January 31, 2017. NRG Yield is a dividend growth-oriented company formed by NRG Energy, Inc. that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States. Revenues from NRG and NRG Yield for the three months ended January 31, 2017 and 2016 represent 0.4% and 0.2%, respectively, of consolidated revenues.

Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In October 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash".  The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company early-adopted ASU 2016-18 as of October 31, 2016 using the retrospective transition method.  Accordingly, the Consolidated Statement of Cash Flows for the three months ended January 31, 2016 has been revised to include Restricted Cash and Cash Equivalents as a component of Cash, Cash Equivalents, and Restricted Cash.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The Company has adopted ASU 2015-03 and retrospective application is required which resulted in a reclassification in our Consolidated Balance Sheet as of October 31, 2016 of $0.3 million of debt issuance costs from Current assets to be a direct deduction of Current portion of debt and a reclassification of $1.1 million of debt issuance costs from Other assets, net to be a direct deduction of Long-term debt and Other liabilities.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations.” ASU 2017-01 was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company has elected to early adopt ASU 2017-01.

Recent Accounting Guidance Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (first quarter of fiscal 2020 for the Company). Early adoption is permitted. The Company has both operating and capital leases (Refer to Note 17. Commitments and Contingences) as well as sale-leasebacks accounted for under the finance method and may have other arrangements that contain embedded leases as characterized in this ASU. We expect this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on our

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

consolidated financial statements under existing accounting guidance, however we are still evaluating all of the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year to fiscal year, and interim periods within those fiscal years beginning after December 15, 2017 (first quarter of fiscal 2019 for the Company), but allow adoption as of the original adoption date. The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored advanced technology projects. This requires application of various revenue recognition methods under current accounting guidance. Although we anticipate that upon adoption of this new ASU the timing of revenue recognition for certain of our revenue sources might change, we are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)." This topic provides narrow-scope improvements and practical expedients regarding collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and other technical corrections. We have initiated a review of the contracts for our significant revenue streams to understand the impact of the adoption of this ASU.

Note 3. Restructuring
On November 30, 2016, a business restructuring was announced to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan.
The Company is reducing materials spend as well as implementing various cost control initiatives. The workforce was reduced at both the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury and remote locations. A total of 96 positions, or approximately 17% of the global workforce, was impacted. The production rate has been reduced to twenty-five megawatts annually, from the prior rate of fifty megawatts annually, in order to position for delays in anticipated order flow. This production level is anticipated to be temporary and will be reevaluated as order flow dictates, with any future increases being undertaken from what is now a lower cost basis. A restructuring expense relating to eliminated positions of $1.3 million has been recorded for the three months ended January 31, 2017, which has been presented on a separate caption in the Consolidated Statement of Operations.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 4. Accounts Receivable
Accounts receivable as of January 31, 2017 and October 31, 2016 consisted of the following:

	January 31, 2017	October 31, 2016
Commercial Customers:
Amount billed	$6,928	$5,411
Unbilled recoverable costs (2)	11,596	13,651
	18,524	19,062
Advanced Technology (including U.S. Government(1)):
Amount billed	2,427	2,463
Unbilled recoverable costs	4,668	3,068
	7,095	5,531
Accounts receivable, net	$25,619	$24,593

(1)	Total U.S. Government accounts receivable outstanding as of January 31, 2017 and October 31, 2016 were $2.0 million and $2.2 million, respectively.

(2)	Additional unbilled recoverable costs of $7.0 million and $5.7 million are included within long-term Other Assets as of January 31, 2017 and October 31, 2016, respectively.

We bill customers for power plant sales based on certain contractual milestones being reached. We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs. Some advanced technology contracts are billed based on contractual milestones or costs incurred. Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed. Accounts receivable are presented net of an allowance for doubtful accounts of $0.2 million as of January 31, 2017 and October 31, 2016. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Accounts receivable from commercial customers (including unbilled recoverable costs) included amounts due from POSCO Energy of $4.3 million and $5.0 million as of January 31, 2017 and October 31, 2016, respectively and amounts due from NRG and NRG Yield of $0.1 million as of October 31, 2016. There were no amounts outstanding from NRG and NRG Yield as of January 31, 2017.

Note 5. Inventories
The components of inventory as of January 31, 2017 and October 31, 2016 consisted of the following:

	January 31, 2017	October 31, 2016
Raw materials	$27,010	$25,286
Work-in-process (1)	55,258	48,520
Inventories	$82,268	$73,806

(1)	Included in work-in-process as of January 31, 2017 and October 31, 2016 was $47.4 million and $40.6 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.

Raw materials and work in process are net of a valuation allowance of approximately $0.2 million as of January 31, 2017 and October 31, 2016.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 6. Project Assets

Project assets as of January 31, 2017 and October 31, 2016 is $50.5 million and $47.1 million, respectively. Project assets at January 31, 2017 include $34.5 million which represents four completed, commissioned installations where we have a PPA with the end-user of power and site host. These assets are the subject of sale-leaseback arrangements with PNC, which are recorded under the financing method of accounting for a sale-leaseback. Under the finance method, the Company does not recognize the proceeds received from the lessor as a sale of such assets. This balance also includes assets aggregating $13.7 million which are being constructed by the Company under PPAs which have been executed or are expected to be executed in 2017.

In November 2016, the Company's wholly-owned subsidiary, FuelCell Energy Finance, LLC ("FuelCell Finance") entered into a membership interest purchase agreement with GW Power LLC ("Seller") whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from Seller. The Seller assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association. The Company adopted ASU 2017-01 which resulted in the transaction being accounted for as an asset acquisition of a power plant with a fair value of $2.3 million which has been classified as a long-term project asset in support of an Energy Purchase Agreement.

Project construction costs incurred for the long-term project assets are reported as investing activities in the Consolidated Statement of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as cash flows from financing activities within the Consolidated Statement of Cash Flows and are classified as a financing obligation within Long-term debt and other liabilities on the Consolidated Balance Sheets (refer to Note 13 for more information).

Note 7. Other Current Assets
Other current assets as of January 31, 2017 and October 31, 2016 consisted of the following:

	January 31, 2017	October 31, 2016
Advance payments to vendors (1)	$719	$1,247
Deferred finance costs (2)	129	152
Notes receivable (3)	—	1,007
Prepaid expenses and other (4)	4,661	7,775
Other current assets	$5,509	$10,181

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.

(2)	Represents the current portion of direct deferred finance costs relate primarily to securing a $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility.

(3)	Note receivable was included in the consideration paid for the acquired fuel cell power plant discussed in Note 6.

(4)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 8. Other Assets
Other assets as of January 31, 2017 and October 31, 2016 consisted of the following:

	January 31, 2017	October 31, 2016
Long-term accounts receivable (1)	$—	$8,353
Long-term stack residual value (2)	657	—
Deferred finance costs (3)	$193	$225
Long-term unbilled recoverable costs (4)	7,046	5,714
Other (5)	2,124	2,123
Other assets	$10,020	$16,415

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

(1)
The balance as of October 31, 2016 represents receivables, which were subsequently collected and relate to project and stack replacement reserve accounts to a sale-leaseback transaction. As of January 31, 2017, the funds are recorded as long-term restricted cash.

(2)
Relates to estimated residual value for module exchanges performed under the Company's service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange. The increase from October 31, 2016 represents residual value for two module replacements performed during the three months ended January 31, 2017.

(3)	Represents the long-term portion of direct deferred finance costs relating to the Company's loan facility with NRG which is being amortized over the five-year life of the facility.

(4)	Represents unbilled recoverable costs that relate to revenue recognized on customer contracts that will be billed in future periods in excess of twelve months from January 31, 2017.

(5)
The Company entered into an agreement with one of its customers on June 29, 2016 which includes a fee for the purchase of the plants at the end of the term of the agreement. The option fee is payable in installments over the term of the agreement and the total paid as of January 31, 2017 is $0.9 million. Also included within other are long-term security deposits.

Note 9. Accrued Liabilities
Accrued liabilities as of January 31, 2017 and October 31, 2016 consisted of the following:

	January 31, 2017	October 31, 2016
Accrued payroll and employee benefits	$3,771	$4,183
Accrued contract loss	109	—
Accrued product warranty cost (1)	585	516
Accrued material purchases (2)	7,106	6,908
Accrued service agreement costs (3)	4,167	6,030
Accrued taxes, legal, professional and other	2,650	3,263
Accrued liabilities	$18,388	$20,900

(1)
Activity in the accrued product warranty costs for the three months ended January 31, 2017 included additions for estimates of future warranty obligations of $0.4 million on contracts in the warranty period and reductions related to actual warranty spend of $0.3 million as contracts progress through the warranty period or are beyond the warranty period.

(2)
The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO's behalf for its Asian production facility. This liability represents amounts received for the purchase of materials on behalf of POSCO. Amounts due to vendors is recorded as Accounts payable.

(3)
Activity in service agreement costs represents an decrease in loss accruals on service contracts of $1.7 million from $2.7 million as of October 31, 2016 to $1.0 million as of January 31, 2017. The decrease primarily relates to module exchanges performed during the three months ended January 31, 2017. The accruals for performance guarantees also decreased from $3.3 million as of October 31, 2016 to $3.1 million as of January 31, 2017 for guarantee payments to customers offset by additional accruals for the minimum output falling below the contract requirements for certain contracts.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 10. Shareholders’ Equity
Changes in shareholders’ equity
Changes in shareholders’ equity were as follows for the three months ended January 31, 2017:

Total Shareholders’ Equity
Balance as of October 31, 2016	$114,396
Share-based compensation	1,013
Sale of common stock, net	4,779
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	49
Preferred dividends – Series B	(800)
Other comprehensive income - foreign currency translation adjustments	(70)
Net loss	(13,685)
Balance as of January 31, 2017	$105,682

Common Stock Sales
The Company may sell common stock on the open market from time to time under an effective shelf registration statement. The proceeds of these sales is used for general corporate purposes or to pay obligations related to the Company's outstanding Series 1 and Series B preferred shares. During the three months ended January 31, 2017, the Company sold 2.2 million shares of the Company's common stock at prevailing market prices through periodic trades on the open market and raised approximately $4.9 million, net of fees.

Outstanding Warrants
On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC. In conjunction with the offering the Company issued 7,680,000 Series A Warrants, all of which remain outstanding as of January 31, 2017, at an exercise price of $5.83 per share. The Company also issued 4,926,000 prefunded Series B Warrants. There were 3,826,000 prefunded Series B Warrants outstanding as of October 31, 2016, all of which have been exercised during the three months ended January 31, 2017. The remaining Series A Warrants continue to qualify for permanent equity accounting treatment.
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

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 11. Loss Per Share
The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2017	2016
Numerator
Net loss	$(13,685)	$(11,779)
Net loss attributable to noncontrolling interest	—	67
Preferred stock dividend	(800)	(800)
Net loss attributable to common shareholders	$(14,485)	$(12,512)
Denominator
Weighted average basic common shares	37,613,216	26,246,271
Effect of dilutive securities (1)	—	—
Weighted average diluted common shares	37,613,216	26,246,271
Basic loss per share	$(0.39)	$(0.48)
Diluted loss per share (1)	$(0.39)	$(0.48)

(1)
Due to the net loss to common shareholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. As of January 31, 2017 and 2016, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	January 31, 2017	January 31, 2016
July 2016 Offering - Series A Warrants	7,680,000	—
July 2014 Offering - NRG Warrants	166,666	166,666
Outstanding options to purchase common stock	245,820	253,815
Unvested Restricted Stock Awards	904,041	451,088
5% Series B Cumulative Convertible Preferred Stock	454,043	454,043
Series 1 Preferred Shares to satisfy conversion requirements	2,385,001	655,569
Total potentially dilutive securities	11,835,571	1,981,181

Refer to Note 12, Redeemable Preferred Stock, which is included in our Annual Report on Form 10-K for the year ended October 31, 2016 for information on the calculation of the common shares upon conversion.
Note 12. Restricted Cash
As of January 31, 2017, there was $43.6 million of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $34.1 million of restricted cash and cash equivalents pledged as of October 31, 2016. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor's Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term. The restricted cash balance as of January 31, 2017 also includes $17.6 million to support obligations related to PNC Energy Capital, LLC sale-leaseback transactions. As of January 31, 2017 and October 31, 2016, outstanding letters of credit totaled $7.9 million. These expire on various dates through April 2019.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

Note 13. Debt and Finance Obligation
Debt as of January 31, 2017 and October 31, 2016, consisted of the following:

	January 31, 2017	October 31, 2016
Connecticut Development Authority Note	$2,530	$2,589
CT Green Bank Note	6,052	6,050
NRG Energy, Inc. Loan Agreement	—	1,755
PNC Energy Capital, LLC Finance Obligation	47,252	41,603
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	20,760	20,521
New Britain Renewable Energy Term Loan	2,140	—
Capitalized lease obligations	774	660
Deferred finance costs	(1,459)	(1,408)
Total debt	$88,049	$81,770
Current portion of long-term debt and finance obligation	(9,428)	(5,010)
Long-term debt	$78,621	$76,760
The Company has a loan agreement with the Connecticut Development Authority to finance equipment purchases associated with manufacturing capacity expansion allowing for a maximum amount borrowed of $4.0 million. The interest rate is 5.0 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require monthly interest and principal payments through May 2018.

The Company has a long-term loan agreement with the CT Green Bank totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0 percent. Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project's provisional acceptance date, which is December 20, 2021, payable in forty eight equal monthly installments. Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.

In July 2014, the Company, through its wholly-owned subsidiary entered into a Loan Agreement (the “Loan Agreement”) with NRG Energy, Inc. ("NRG"). Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility for the purpose of accelerating project development by the Company and its subsidiaries. We may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.
In 2015, the Company entered into an agreement with PNC, whereby the Company’s project finance subsidiaries may enter into sale-leaseback agreements for commissioned projects where we have entered into a PPA with the site host/end-user of produced power. Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations. The outstanding finance obligation balance as of January 31, 2017 is $47.3 million and the increase from October 31, 2016 includes a sale-leaseback transaction which was completed in December 2016 and the recognition of interest expense offset by lease payments.

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million for the first phase of the expansion project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreement securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2.0 percent is payable beginning December 2015. The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to half of the loan principal if certain job retention and job creation targets are reached.

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

In April 2016, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions. The Company drew down during fiscal year 2016 $20.0 million. FCE may also make an additional draw down of $5.0 million beginning on the later of January 1, 2017 or the date certain milestones are met, and June 15, 2017 . The loan is a 30 month secured facility and the term loan interest is currently 9.5 percent. Interest is paid on a monthly basis. During the first year of the loan, interest only payments are to be made and may be extended for up to 24 months upon the Company achieving certain milestones. Currently, principal and interest payments are to commence on November 1, 2017. The loan balance and all accrued and unpaid interest is due and payable by October 1, 2018. Per the terms of the loan and security agreement, there is an end of term charge of $1.7 million which is being accreted over the 30 month term using the effective interest rate method.

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

In November 2016, in connection with the acquisition of NBRE, debt with Webster was assumed as a part of the transaction in the amount of $2.3 million. The term loan interest is 5.0 percent and payments are due on a quarterly basis commencing in January 2017. The balance outstanding as of January 31, 2017 was $2.1 million.
The Company leases computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Direct deferred finance costs relate primarily to sale-leaseback transactions entered into with PNC Energy Capital, LLC which are being amortized over the ten-year term and direct deferred finance costs relating to the Hercules loan and security agreement entered into in April 2016 which is being amortized over the 30 month life of the loan.

Note 14. Commitments and Contingencies
Lease agreements
As of January 31, 2017 and October 31, 2016, the Company had equipment financing and capital lease obligations of $0.8 million and $0.7 million, respectively. Payment terms are generally thirty-six months from the date of acceptance for leased equipment.
The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.
Non-cancelable minimum payments applicable to operating and capital leases as of January 31, 2017 were as follows (in thousands):

	Operating Leases	Capital Leases
Due Year 1	$1,406	$386
Due Year 2	1,138	263
Due Year 3	784	120
Due Year 4	319	5
Due Year 5	373	—
Thereafter	3,289	—
Total	$7,309	$774
Service Agreements
Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the power plant must meet a minimum operating

FUELCELL ENERGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Tabular amounts in thousands, except share and per share amounts)

output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred on a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $3.1 million and $3.3 million as of January 31, 2017 and October 31, 2016, respectively, and is recorded in Accrued Liabilities.
Our loss accrual on service agreements, excluding the accrual for performance guarantees, totaled $1.0 million and $2.7 million as of January 31, 2017 and October 31, 2016, respectively, and is recorded in Accrued Liabilities. Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. The decrease primarily relates to module exchanges performed during the three months ended January 31, 2017.
Power Purchase Agreements
Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. As lessee of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We are typically not required to produce minimum amounts of power under our PPA agreements and we typically have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.
Expansion of Torrington Facility and Related Financing

In December 2015, the Company commenced the first phase of its project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies.

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion project. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements The second phase of our manufacturing expansion, for which we will be eligible subject to certain conditions to receive an additional $10.0 million in low-cost financing from the State of Connecticut, will commence as demand supports.

The first phase of the expansion is expected to result in expenditures of up to $23.0 million that will be partially off-set by the $10.0 million of first phase funding received from the State of Connecticut.
Other
As of January 31, 2017, the Company has unconditional purchase commitments aggregating $43.7 million, for materials, supplies and services in the normal course of business.

Under certain sales and financing agreements, the Company is contractually committed to provide compensation for any losses that our customers and finance partners may suffer in certain limited circumstances resulting from reductions in the U.S. Investment Tax Credit. Such obligations would arise as a result of reductions to the value of the underlying fuel cell projects as assessed by the U.S. Internal Revenue Service (IRS). The Company does not believe that any payments under these contracts are probable based on the facts known at the reporting date. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the fuel cell projects sold or financed and the values the IRS would determine as the fair value for the systems for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the Company’s agreements is based on guidelines provided by the statutory regulations from the IRS. The Company and its customers use fair values determined with the assistance of independent third-party appraisals.
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
The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 in the section entitled “Item 1A. Risk Factors” and the following: general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants for coal and gas-fired central generation; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; rapid technological change; competition; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise "march-in" rights with respect to certain of our patents; POSCO's ability to develop the market in Asia, deploy SureSource power plants and successfully operate its Asian manufacturing facility; our ability to implement our strategy; our ability to reduce our levelized cost of energy; the risk that commercial field trials of our products will not occur when anticipated; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers.
We cannot assure you the following: we will be able to meet any of our development or commercialization schedules; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; any of our new products or technology, once developed, will be commercially successful; our existing SureSource power plants will remain commercially successful; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, loss accruals on service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the year ended October 31, 2016 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS
Overview
FuelCell Energy, Inc. delivers efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development, install, operate and maintain megawatt-scale fuel cell systems, serving utilities, industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, carbon capture, local hydrogen production for transportation and industry, and long duration energy storage.  Our plants are operating in more than 50 locations on three continents and have generated more than 5.8 million megawatt hours (MWh) of electricity, which is equivalent to powering more than 526,000 average size U.S. homes for one year.

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

We are developing Advanced Technologies which leverage our commercial platform and expertise. Our SureSource power plants utilize carbonate fuel cell technology, which is a very versatile type of fuel cell technology. Utilizing our core SureSource plants, we have developed and are commercializing both a tri-generation distributed hydrogen configuration that generates electricity, heat and hydrogen for industrial or transportation uses, and a carbon capture application for coal or gas-fired power plants. We also are developing and working to commercialize solid oxide fuel cells (SOFC) for adjacent sub-megawatt applications to the markets for our megawatt-class SureSource power plants as well as energy storage applications. These applications are complementary to our core products, leverage our existing customer base, project development, sales and service expertise, and are large markets.

RESULTS OF OPERATIONS
Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.
Comparison of Three Months Ended January 31, 2017 and 2016
Revenues and Costs of revenues
Our revenues and cost of revenues for the three months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2017	2016	$	%
Total revenues	$17,002	$33,482	$(16,480)	(49)

Total costs of revenues	$15,189	$33,648	$(18,459)	(55)

Gross profit (loss)	$1,813	$(166)	$1,979	1,192

Gross margin (loss)	10.7%	(0.5)%
Total revenues for the three months ended January 31, 2017 of $17.0 million decreased by $16.5 million from $33.5 million for the same period in the prior year. Total cost of revenues for the three months ended January 31, 2017 decreased by $18.5 million to $15.2 million from $33.7 million during the same period last year. A discussion of the changes in product sales and cost of sales, service and license revenues and cost of revenues and advanced technologies contract revenues and cost of revenues follows.
Product sales
Our product sales, cost of sales and gross profit for three months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2017	2016	$	%
Product sales	$1,807	$25,073	$(23,266)	(93)
Cost of product sales	4,055	24,389	(20,334)	(83)
Gross (loss) profit from product sales	$(2,248)	$684	$(2,932)	(429)
Product sales gross (loss) margin	(124.4)%	2.7%
Product sales for the three months ended January 31, 2017 included $1.0 million of power plant revenue and $0.8 million of revenue related to engineering and construction services. This is compared to product sales for the three months ended January 31, 2016 which included $9.4 million of power plant revenue, $11.9 million of fuel cell kits, $3.0 million of revenue related to engineering and construction services and $0.8 million of revenue primarily from power plant component sales.
The decline in revenue during the period is due primarily to lower revenue from POSCO Energy due to the transition of the kit sales to POSCO Energy to a royalty based model. POSCO Energy is manufacturing cell components and modules in South Korea. Also, the Company’s multi-year kit order with POSCO Energy concluded at the end of fiscal year 2016 and, as a result, the Company does not expect to recognize product sales revenue at the levels previously recognized from POSCO Energy. The Company receives a 3.0% royalty on POSCO Energy net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period is certain power plants are being recognized as Project assets on the balance sheet and accordingly, product and engineering, procurement and construction revenue is not recognized. As the Company's development business expands, it is installing power plants for customers that have executed power purchase agreements. The power plants are recognized as Project assets on the balance sheet and generation revenue will be recognized as earned over the life of the power purchase agreement or as a product sale in the event the Company sells the entire project (service agreement revenues would accompany a product sale).
Cost of product sales decreased $20.3 million for the three months ended January 31, 2017 to $4.1 million, compared to $24.4 million in the same prior year period. Overall gross loss was $2.2 million for the three months ended January 31, 2017. Gross margin decreased from the prior year period resulting from under-absorption of overhead costs.
Service and license revenues

	Three Months Ended January 31,		Change
(dollars in thousands)	2017	2016	$	%
Service and license revenues	$6,936	$6,207	$729	12
Cost of service and license revenues	6,266	6,619	(353)	(5)
Gross profit (loss) from service and license revenues	$670	$(412)	$1,082	263
Service and license revenues gross margin (loss)	9.7%	(6.6)%
Revenues for the three months ended January 31, 2017 from service agreements and license fee and royalty agreements totaled $6.9 million, compared to $6.2 million from the prior year period. Service agreement revenue increased from the prior year period primarily due to a higher number of module replacements in the current period. Revenue from license, royalty and material management fees decreased to $1.0 million for the three month period ended January 31, 2017, compared to $1.4 million for the comparable prior year period.
Cost of service and license revenues decreased to $6.3 million from $6.6 million for the prior year period. Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees. The decrease over the prior year period relates to lower expenses associated with module replacements in the current period.
Overall gross profit was $0.7 million for the three months ended January 31, 2017. The overall gross margin percentage of 9.7 percent compares to (6.6) percent in the prior year period. Service margins were positively impacted by current period module exchanges relating to previously accrued contract losses.
Service revenue from module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract. As a result, quarterly revenue and gross profit (loss) related to module exchanges can fluctuate quarter to quarter. Additional power plant installations will lead to growth in service revenue.
Generation revenues

	Three Months Ended January 31,		Change
(dollars in thousands)	2017	2016	$	%
Generation revenues	$2,085	$113	$1,972	1,745
Cost of generation revenues	1,115	232	883	381
Gross profit (loss) from generation revenues	$970	$(119)	$1,089	915
Generation revenues gross margin (loss)	46.5%	(105.3)%
Revenues for the three months ended January 31, 2017 from generation totaled $2.1 million, compared to $0.1 million for the prior year period. Revenues for the current year period reflects revenue from electricity generated from the Company's PPAs. Cost of generation totaled $1.1 million, compared to $0.2 million for the prior year period. The increases represent the growth in the Company's operating portfolio.

Advanced technologies contract revenues
Advanced technologies contracts revenue and related costs for the three months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2017	2016	$	%
Advanced technologies contract revenues	$6,174	$2,089	$4,085	196
Cost of advanced technologies contract revenues	3,753	2,408	1,345	56
Advanced technologies contracts gross profit (loss)	$2,421	$(319)	$2,740	859
Advanced technologies contracts gross margin (loss)	39.2%	(15.3)%
Advanced technologies contracts revenue for the three months ended January 31, 2017 was $6.2 million, which increased $4.1 million when compared to $2.1 million of revenue for the three months ended January 31, 2016. Cost of advanced technologies contracts increased $1.3 million to $3.8 million for the three months ended January 31, 2017, compared to $2.4 million for the same period in the prior year. Advanced technologies contracts for the three months ended January 31, 2017 generated a gross profit of $2.4 million compared to a gross loss of $0.3 million for the three months ended January31, 2016. The improvement in gross margin is related to timing and mix of contracts currently being performed, particularly a higher proportion related to private industry contracts.
Administrative and selling expenses
Administrative and selling expenses were $6.0 million for the three months ended January 31, 2017 and 2016.
Research and development expenses
Research and development expenses increased slightly to $5.4 million for the three months ended January 31, 2017 compared to $5.3 million during the three months ended January 31, 2016.
Restructuring expense
Restructuring expense of $1.3 million has been recorded for the three months ended January 31, 2017 which relates to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan.
Loss from operations
Loss from operations for the three months ended January 31, 2017 was $10.9 million compared to $11.5 million for the three months ended January 31, 2016. The decrease in the loss from operations relates to an increase in gross profit from the prior year period partially offset by the restructuring expense.
Interest expense
Interest expense for the three months ended January 31, 2017 and 2016 was $2.3 million and $0.8 million, respectively. Interest expense increased from the prior year period for interest on the Hercules Loan and Security Agreement and interest expense related to sale-leaseback transactions recorded under the finance method. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $0.5 million and $0.4 million for the three months ended January 31, 2017 and 2016, respectively.
Other (expense) income, net
Other (expense) income, net, was expense of $0.4 million for the three month period ended January 31, 2017 compared to income of $0.7 million for the same period in 2016. The (expense) income for both periods presented includes net foreign exchange (losses) gains related primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars.

Provision for income taxes
We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended January 31, 2017 and 2016, our provision for income taxes was $0.1 million. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.
Net loss attributable to noncontrolling interest
The net loss attributed to the noncontrolling interest was $0.1 million for the three months ended January 31, 2016. There was no amount attributable to noncontrolling interest during the three months ended January 31, 2017 since the Company purchased the noncontrolling interest in FuelCell Energy Services, GmbH in October 2016.
Preferred Stock dividends
Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended January 31, 2017 and 2016.
Net loss attributable to common shareholders and loss per common share
Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock. For the three month periods ended January 31, 2017 and 2016, net loss attributable to common shareholders was $14.5 million and $12.5 million, respectively, and loss per common share was $0.39 and $0.48, respectively.
LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2017, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Cash and cash equivalents including restricted cash totaled $101.3 million as of January 31, 2017 compared to $118.3 million as of October 31, 2016.

•	As of January 31, 2017, unrestricted cash and cash equivalents was $57.6 million compared to $84.2 million as of October 31, 2016.

•
As of January 31, 2017, restricted cash and cash equivalents was $43.6 million, of which $9.4 million was classified as current and $34.2 million was classified as non-current, compared to $34.1 million total restricted cash and cash equivalents as of October 31, 2016, of which $9.4 million was classified as current and $24.7 million was classified as non-current.

In addition to cash and cash equivalents, the Company has $40.0 million of availability under its project finance loan agreement with NRG Energy through FuelCell Finance, which can be used for project asset construction. We also have an effective shelf registration statement on file with the SEC for issuance of debt and equity securities.
On November 30, 2016 the Company announced a business restructuring to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan.
The Company reduced its materials spend and is implementing various cost control initiatives. The workforce was reduced at both the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury and remote locations. A total of ninety-six positions, or approximately seventeen percent of the global workforce, was impacted. In conjunction with the personnel reduction, the Company is implementing other measures to reduce operating costs by at least $6.0 million on an annualized basis compared to fiscal 2016. The production rate has been reduced to twenty-five megawatts annually, from the prior rate of fifty megawatts annually, in order to position for delays in anticipated order flow. This production level is anticipated to be temporary and will be reevaluated as order flow dictates, with any future increases being undertaken from what is now a lower cost basis.
The Company has significant ongoing project development activities in its major geographic markets. Proposals were submitted for a utility-scale fuel cell only request for proposal process in New York with decisions expected in the first half of 2017. The Company is also continuing to develop potential utility-scale fuel cell projects in Connecticut which we anticipate bidding under future processes in order to further the State’s stated energy goals. Favorable legislative and regulatory developments in New York and California are expected to be supportive of projects in the Company’s pipeline and the European market is expanding as illustrated by the second utility order for E.On Connecting Energies GmbH which was recently announced by the Company. Fuel cell carbon capture opportunities are advancing with a demonstration project at a utility-owned coal/gas-fired power plant and developing interest from Canadian oil sands operators as demonstrated by a recently announced engineering study. The Company also expects near term market developments for its distributed hydrogen technology.

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

Our business model continues to evolve. As a result of the strong, predictable and recurring cash flows of our projects, proliferation of power purchase agreements in the industry and access to capital, the Company has been retaining projects on the balance sheet versus sale to an end customer, investor, utility or YieldCo. This provides the Company with the full benefit of future cash flows under the PPAs. Our operating portfolio (currently 11.2 MW) contributes higher long term cash flows to the Company than if these projects had been sold. The Company plans to continue to grow this portfolio while also selling projects to investors. Retaining long-term cash flow positive PPAs combined with our service fleet reduces reliance on new project sales to achieve cash flow positive operations.

The Company has a contract backlog totaling approximately $437.3 million as of January 31, 2017. This backlog includes approximately $199.8 million of service agreements and $169.9 million of power purchase agreements, combined for an average term of approximately 15 years weighted based on dollar backlog and utility service contracts up to twenty years in duration, providing a committed source of revenue to the year 2036. The Company also has a strong sales and service pipeline of potential projects in various stages of development in both North America and Europe. This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4MW - 14.0 MW. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. Utility scale projects in our pipeline range in size from 5.6 MW up to 63 MW. These projects help both utilities and states meet their renewable portfolio standards.

The Torrington, Connecticut facility is currently producing at an annual rate of 25MW and has an annual manufacturing capacity of 100 MW under its current configuration. As of January 31, 2017, our backlog of future production for existing product sales, service and power purchase agreements is approximately 107.4 MW for the U.S. and European markets. We expect approximately 6.8 MW to be delivered over the next twelve months. The Company is targeting converting at least 70 MW of our sales pipeline into incremental backlog in 2017 in order to deploy inventory and project assets as well as utilize our available capacity. Based on the timing of new contracts, the Company will evaluate increases to the production schedule. Based on hiring and adjustments to the supply chain, we estimate that it takes approximately six to nine months to incrementally ramp to an additional 25 MW of annualized production volume.
Factors that may impact our liquidity in 2017 and beyond include:

•
Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have increasing liquidity requirements in the future. Our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile. We may choose to substantially complete the construction of a project before it is sold to a project investor. Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell a project on economically attractive terms. In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted "merchant" basis in advance of securing long-term contracts for the project attributes (including energy, renewable energy credits and capacity). Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity. At January 31, 2017, we had $40.0 million of committed construction period and term project financing available to enable this strategy though we may seek to use our cash balances or other forms of financing as necessary. We have partnered with financial institutions to secure long-term debt and leases for our PPA portfolio. Through January 31, 2017, we have financed approximately $46.9 million of projects and expect to finance additional projects during the remainder of fiscal 2017.

•
As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•
The amount of accounts receivable as of January 31, 2017 and October 31, 2016 was $33.0 million and $38.7 million ($14.1 million classified as Other assets, net), respectively. Included in accounts receivable as of January 31, 2017 and October 31, 2016 was $23.3 million and $22.4 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•
The amount of total inventory as of January 31, 2017 and October 31, 2016 and 2015 was $82.3 million and $73.8 million, respectively, which includes work in process inventory totaling $55.3 million and $48.5 million, respectively. As we continue to execute on our business plan, we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date. The Company reduced its production rate in the first quarter of 2017 and expects to operate at this lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.

•
Cash and cash equivalents as of January 31, 2017 included $5.0 million of cash advanced by POSCO Energy for raw material purchases made on its behalf by FuelCell Energy. Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, FuelCell Energy provides procurement services for POSCO Energy and receives compensation for services rendered. While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

•
The amount of total project assets as of January 31, 2017 and October 31, 2016 was $50.5 million and $47.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects in various stages of development, whereby we have entered into power purchase agreements prior to entering into a definitive sales or long-term financing agreement for the project, or of capitalized costs for fuel cell projects which are the subject of a sale-leaseback transaction with PNC or projects in development for which we expect to secure long-term contracts. Project assets as of January 31, 2017 consist of $36.8 million representing completed installations currently operating and $13.7 million of project assets represent projects in development. At January 31, 2017, we had 11.2 MW of our operating project assets that we estimate will generate approximately $7.0 million a year of revenue for the Company. We expect this portfolio to continue to grow in fiscal year 2017.

•
Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2017 we have pledged approximately $43.6 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

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

Cash Flows
Cash and cash equivalents including restricted cash totaled $101.3 million as of January 31, 2017 compared to $118.3 million as of October 31, 2016. As of January 31, 2017, restricted cash and cash equivalents was $43.6 million, of which $9.4 million was classified as current and $34.2 million was classified as non-current, compared to $34.1 million total restricted cash and cash equivalents as of October 31, 2016, of which $9.4 million was classified as current and $24.7 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2017	2016
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(24,847)	$8,596
Net cash used in investing activities	(8,797)	(3,358)
Net cash provided by financing activities	16,694	23,459
Effects on cash from changes in foreign currency rates	(70)	(218)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,020)	$28,479
The key components of our cash inflows and outflows were as follows:
Operating Activities – Net cash used in operating activities was $24.8 million during the three months ended January 31, 2017 compared to $8.6 million net cash provided by operating activities during the three months ended January 31, 2016. Net cash used in operating activities for the three months ended January 31, 2017 is primarily the result of a net loss of $13.7 million and increases in inventory of $8.5 million and accounts receivable of $2.4 million and decreases in accounts payable of $5.1 million and accrual liabilities of $2.2 million. Inventory increased due to purchase commitments and current quarter production offset by usage of inventory. The Company reduced its production rate in the first quarter of 2017 and expects to operate at this lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.
Net cash provided by operating activities for the three months ended January 31, 2016 is a result a net loss of $11.8 million and decreases in accounts receivable of $16.5 million, inventory of $5.5 million and an increase in accrued liabilities of $10.0 million offset by increases in project assets of $8.9 million and a decrease in deferred revenue of $3.3 million.
Investing Activities – Net cash used in investing activities was $8.8 million for the three months ended January 31, 2017 compared to net cash used in investing activities of $3.4 million during the three months ended January 31, 2016.
The net cash used in investing activities for the three months ended January 31, 2017 related to capital expenditures of $6.4 million and project asset expenditures of $3.1 million offset by cash received from an asset acquisition of $0.6 million. The net cash used in investing activities for the three months ended January 31, 2016 related to project asset expenditures of $2.0 million and capital expenditures of $1.3 million.
Financing Activities – Net cash provided by financing activities was $16.7 million during the three months ended January 31, 2017 compared to net cash provided by financing activities of $23.5 million in the prior year period. Net cash provided by financing activities during the three months ended January 31, 2017 related to $17.9 million net proceeds relating to the sale-leaseback transactions with PNC, net proceeds received of $5.1 million from open market sales of common stock offset by the repayment of debt of $5.1 million and the payment of preferred dividends and return of capital of $1.0 million.
Net cash provided by financing activities during the three months ended January 31, 2016 related to proceeds from open market sales of common stock of $13.3 million, receipt of $10.0 million related to the definitive Assistance Agreement with the State of Connecticut and $6.8 million net proceeds relating to the sale-leaseback transaction with PNC offset by the payoff of the JPMorgan Chase revolving credit facility of $2.9 million, a net payment on the NRG Loan Agreement of $2.5 million and the payment of preferred dividends and return of capital of $1.0 million.
Sources and Uses of Cash and Investments
We continue to invest in new product and market development and, as such, we are not currently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts and research and development contracts, license fee and royalty income, and sales of equity securities and debt instruments. In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs. Please see our Form 10-K for the fiscal year ended October 31, 2016 for further details.

Commitments and Significant Contractual Obligations
A summary of our significant future commitments and contractual obligations as of January 31, 2017 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$43,651	$37,453	$6,127	$71	$—
Series 1 Preferred obligation (2)	6,982	956	1,911	4,115	—
Term loans (principal and interest)	54,314	8,256	27,617	2,789	15,652
Capital and operating lease commitments (3)	8,083	1,792	2,305	699	3,287
Sale-leaseback financing obligation (4)	27,059	3,045	7,477	6,364	10,173
Option fee(5)	1,450	500	650	300	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$141,539	$52,002	$46,087	$14,338	$29,112

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

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

In November 2016, the Company's wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC ("Seller") whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from Seller. The Seller assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster”). FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million. The term loan interest is 5.0% and payment due on a quarterly basis commenced in January 2017. The balance outstanding as of January 31, 2017 was $2.1 million.

In April 2016, the Company entered into a loan and security agreement (the "Agreement") with Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions. The Company received an initial term loan advance on the date of closing of $15.0 million and an additional $5.0 million in September 2016. As of January 31, 2017 drawdowns and accrued amortization of the end of term charge on the facility aggregated $20.8 million. The Company may take an additional loan advance of $5.0 million beginning on the later of January 1, 2017 or the date certain milestones are met, and June 15, 2017. The loan is a 30 month secured facility and the term loan interest is currently 9.5%. Interest is paid on a monthly basis. As of January 31, 2017, interest only payments are required through November 1, 2017. If certain additional performance milestones are achieved, the interest only period would be extended to May 1, 2018. Upon completion of interest only payments, the loan balance and all accrued and unpaid interest is due and payable in equal monthly installments by October 1, 2018. Per the terms of the Agreement, there is an end of term charge of $1.7 million which is being accreted by the effective interest rate method which would increase to $2.1 million if the Company receives an additional $5.0 million advance as discussed above.

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
On July 30, 2014, the Company's subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG. Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants. FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project. The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. As of January 31, 2017, there were no drawdowns on the facility.

In March 2013, we closed on a long-term loan agreement with CT Green Bank totaling $5.9 million in support of the Bridgeport Fuel Cell Project. The loan agreement carries an interest rate of 5.0 percent and principal repayments will commence on the eighth anniversary of the project's provisional acceptance date which is in December 2021. Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CT Green Bank Note as of January 31, 2017 was $6.1 million.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of January 31, 2017, we had an outstanding balance of $2.5 million on this loan. The interest rate is 5 percent. Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May, 2018.

We have pledged approximately $43.6 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2017, outstanding letters of credit totaled $7.9 million. These expire on various dates through April 2019. Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. The restricted cash balance as of January 31, 2017 includes $15.0 million which was placed in a Grantor's Trust account to secure certain FCE obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash. The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement. The restricted cash balance as of January 31, 2017 also includes $17.6 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transaction.
As of October 31, 2016, we have uncertain tax positions aggregating $15.7 million and have reduced our net operating loss carryforwards by this amount. Because of the level of net operating losses and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table above.

In addition to the commitments listed in the table above, we have the following outstanding obligations:
Power purchase agreements
Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We typically have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs. As of January 31, 2017, our operating portfolio is 11.2 MW.
Service and warranty agreements
We warranty our products for a specific period of time against manufacturing or performance defects. Our standard U.S. warranty period is generally fifteen months after shipment or twelve months after acceptance of the product. We have agreed to warranty kits and components for twenty-one months from the date of shipment due to the additional shipping and customer manufacture time required. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms ranging from up to twenty years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Refer to the Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended October 31, 2016 for additional details.
Advanced technologies contracts
We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2017, Advanced technologies contracts backlog totaled $54.1 million, of which $33.6 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2016 filed with the Securities and Exchange Commission.
There have been no material changes in any of our critical accounting policies during the three months ended January 31, 2017.
ACCOUNTING GUIDANCE UPDATE
See Note 2, "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2017, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk
As of January 31, 2017, approximately 2 percent of our total cash and cash equivalents was in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.
Derivative Fair Value Exposure
Series 1 Preferred Stock
The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2017 and October 31, 2016 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2017.

FUELCELL ENERGY, INC.
(Registrant)
March 9, 2017	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document