Form 10-Q
period 2017-04-30
FUELCELL ENERGY INC
filed 2017-06-08
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $.0001 per share, outstanding as of June 6, 2017:   59,572,812

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$46,454	$84,187
Restricted cash and cash equivalents - short-term	4,591	9,437
Accounts receivable, net	24,836	24,593
Inventories	75,585	73,806
Other current assets	6,588	10,181
Total current assets	158,054	202,204
Restricted cash and cash equivalents - long-term	33,088	24,692
Project assets	56,288	47,111
Property, plant and equipment, net	40,895	36,640
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets	17,551	16,415
Total assets	$319,543	$340,729
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,564	$5,010
Accounts payable	10,215	18,475
Accrued liabilities	15,003	20,900
Deferred revenue	8,388	6,811
Preferred stock obligation of subsidiary	787	802
Total current liabilities	48,957	51,998
Long-term deferred revenue	19,944	20,974
Long-term preferred stock obligation of subsidiary	12,889	12,649
Long-term debt and other liabilities	77,394	80,855
Total liabilities	159,184	166,476
Redeemable preferred stock (liquidation preference of $64,020 as of April 30, 2017 and October 31, 2016)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($0.0001 par value); 125,000,000 and 75,000,000 shares authorized as of April 30, 2017 and October 31, 2016, respectively; 47,575,606 and 35,174,424 shares issued and outstanding as of April 30, 2017 and October 31, 2016, respectively.	5	4
Additional paid-in capital	1,017,632	1,004,566
Accumulated deficit	(916,553)	(889,630)
Accumulated other comprehensive loss	(582)	(544)
Treasury stock, Common, at cost (88,861 and 21,527 shares as of April 30, 2017 and October 31, 2016, respectively)	(280)	(179)
Deferred compensation	280	179
Total shareholders’ equity	100,502	114,396
Total liabilities and shareholders' equity	$319,543	$340,729

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended April 30,
	2017	2016
Revenues:
Product (including $0.2 million and $12.5 million of related party revenues)	$737	$15,424
Service and license (including $1.3 million and $2.3 million of related party revenues)	12,592	10,353
Generation	1,634	220
Advanced technologies	5,454	2,584
Total revenues	20,417	28,581
Costs of revenues:
Product	3,204	15,118
Service and license	12,159	10,821
Generation	1,294	167
Advanced technologies	3,377	2,632
Total costs of revenues	20,034	28,738
Gross profit (loss)	383	(157)
Operating expenses:
Administrative and selling expenses	6,483	7,441
Research and development expenses	5,386	5,110
Restructuring expense	10	—
Total costs and expenses	11,879	12,551
Loss from operations	(11,496)	(12,708)
Interest expense	(2,310)	(982)
Other income (expense), net	532	(1,547)
Loss before provision for income taxes	(13,274)	(15,237)
Benefit (provision) for income taxes	36	(177)
Net loss	(13,238)	(15,414)
Net loss attributable to noncontrolling interest	—	41
Net loss attributable to FuelCell Energy, Inc.	(13,238)	(15,373)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(14,038)	$(16,173)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.33)	$(0.56)
Basic and diluted weighted average shares outstanding	42,568,818	28,782,066

	Three Months Ended April 30,
	2017	2016
Net loss	(13,238)	(15,414)
Other comprehensive loss:
Foreign currency translation adjustments	32	420
Total Comprehensive loss	$(13,206)	$(14,994)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Six Months Ended April 30,
	2017	2016
Revenues:
Product (including $0.3 million and $25.3 million of related party revenues)	$2,544	$40,497
Service and license (including $2.9 million and $4.6 million of related party revenues)	19,528	16,560
Generation	3,719	333
Advanced technologies	11,628	4,673
Total revenues	37,419	62,063
Costs of revenues:
Product	7,259	39,507
Service and license	18,425	17,440
Generation	2,409	399
Advanced technologies	7,130	5,040
Total costs of revenues	35,223	62,386
Gross profit (loss)	2,196	(323)
Operating expenses:
Administrative and selling expenses	12,487	13,481
Research and development expenses	10,778	10,421
Restructuring expense	1,355	—
Total costs and expenses	24,620	23,902
Loss from operations	(22,424)	(24,225)
Interest expense	(4,577)	(1,827)
Other income (expense), net	123	(859)
Loss before provision for income taxes	(26,878)	(26,911)
Provision for income taxes	(45)	(282)
Net loss	(26,923)	(27,193)
Net loss attributable to noncontrolling interest	—	108
Net loss attributable to FuelCell Energy, Inc.	(26,923)	(27,085)
Preferred stock dividends	(1,600)	(1,600)
Net loss attributable to common shareholders	$(28,523)	$(28,685)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.71)	$(1.04)
Basic and diluted weighted average shares outstanding	40,049,948	27,500,236

	Six Months Ended April 30,
	2017	2016
Net loss	(26,923)	(27,193)
Other comprehensive loss:
Foreign currency translation adjustments	(38)	202
Total Comprehensive loss	$(26,961)	$(26,991)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(26,923)	$(27,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,226	1,663
Loss (gain) from change in fair value of embedded derivatives	25	(8)
Depreciation	4,296	2,342
Interest expense on preferred stock and debt obligations	2,958	1,226
Unrealized foreign exchange (gains) losses	(259)	560
Other non-cash transactions, net	241	303
(Increase) decrease in operating assets:
Accounts receivable	(9,020)	17,001
Inventories	(1,779)	(468)
Project assets	—	(13,380)
Other assets	(366)	571
(Decrease) increase in operating liabilities:
Accounts payable	(4,837)	(1,123)
Accrued liabilities	(5,684)	6,319
Deferred revenue	547	(9,311)
Net cash used in operating activities	(38,575)	(21,498)
Cash flows from investing activities:
Capital expenditures	(8,290)	(2,273)
Project asset expenditures	(10,154)	(4,724)
Cash acquired from asset acquisition	633	—
Net cash used in investing activities	(17,811)	(6,997)
Cash flows from financing activities:
Repayment of debt	(6,299)	(9,095)
Proceeds from debt	17,891	44,802
Payment of deferred financing costs	(119)	(994)
Payment of preferred dividends and return of capital	(2,067)	(2,076)
Cash received for common stock issued for stock plans	50	—
Proceeds from sale of common stock, net	12,785	26,582
Net cash provided by financing activities	22,241	59,219
Effects on cash from changes in foreign currency rates	(38)	202
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,183)	30,926
Cash, cash equivalents and restricted cash-beginning of period	118,316	85,740
Cash, cash equivalents and restricted cash-end of period	$84,133	$116,666
Supplemental cash flow disclosures:
Cash interest paid	$2,821	$541
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$50	$105
Accrued sale of common stock, cash received in subsequent period	$—	$440
Assumption of debt in conjunction with asset acquisition	$2,289	$—
Acquisition of project assets	$2,386	$—
Accrued purchase of fixed assets, cash paid in subsequent period	$1,816	$—
Accrued purchase of project assets, cash paid in subsequent period	$115	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the six months ended April 30, 2017 have been included.  All intercompany accounts and transactions have been eliminated.

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

Certain reclassifications have been made to conform to the current year presentation.  The Company has adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest effective January 31, 2017, and retrospective application is required which resulted in a reclassification in our Consolidated Balance Sheet as of October 31, 2016 of $0.3 million of debt issuance costs from Current assets to be a direct deduction of Current portion of debt and a reclassification of $1.1 million of debt issuance costs from Other assets, net to be a direct deduction of Long-term debt and Other liabilities. The Company has also early adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” effective October 31, 2016 and has applied a retrospective transition method.  Accordingly, Restricted Cash and Cash Equivalents has been reclassified as a component of Cash, Cash Equivalents, and Restricted Cash in the Consolidated Statement of Cash Flows for the prior year period presented.  The Company has also included an additional caption, Generation, in the Revenue and Cost of Revenues sections of the Statements of Operations to include revenues generated from the Company’s project assets (refer to the Revenue Recognition section below for more information).  The prior year amounts associated with power purchase agreements have been reclassified to the new caption.

Revenue Recognition

We earn revenue from (i) the sale and installation of fuel cell power plants (ii) the sale of component part kits, modules and spare parts to customers, (iii) site engineering and construction services, (iv) performance under long-term service agreements, (v) the sale of electricity and other value streams under power purchase agreements (“PPAs”) and project assets retained by the Company under sales-leaseback transactions, (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) customer-sponsored advanced technology projects.

Given the growing revenue related to PPAs and project assets retained by the Company, beginning in the first quarter of 2017, the Company has begun classifying such revenues in a separate line item called Generation, and prior period amounts have been reclassified.  As further clarification, revenue elements are classified as follows:

Product; Includes the sale and installation of fuel cell power plants, the sale of component part kits, modules and spare parts to customers, and site engineering and construction services,

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Service and license; Includes performance under long-term service agreements for power plants owned by third parties and license fees and royalty income from manufacturing and technology transfer agreements,

Generation; Includes the sale of electricity under PPAs and project assets retained by the Company, revenue received from the sale of other value streams from these assets including the sale of heat, steam and renewable energy credits.

Advanced Technologies; Includes revenue from customer-sponsored and government-sponsored advanced technology projects that is recorded as advanced technologies revenues in the consolidated statements of operations.

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

The Company receives license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012.  The Cell Technology Transfer Agreement we entered into on October 31, 2012 provides POSCO Energy with a technology license to manufacture SureSource power plants in South Korea.  On March 17, 2017, the Company entered into a Memorandum of Understanding (“2017 MOU”) with POSCO Energy to engage in discussions to further amend the above referenced agreements and other agreements between the parties, as well as engaging in discussions relating to entering into new agreements to further the parties mutual interests. The 2017 MOU contemplates that POSCO Energy will continue to service the existing installed base of fuel cell plants in South Korea.  In addition, the 2017 MOU contemplates entering into a module procurement agreement with POSCO Energy that the Company anticipates will provide that POSCO Energy will commit to a specified level of module purchases from the Company to supplement its own local manufacturing for servicing its existing fleet. Definitive agreements are expected to be finalized in autumn 2017 subject to completion of due diligence, regulatory approvals, and customary closing conditions.

Pursuant the 2017 MOU, the Company will immediately commence marketing the entire suite of SureSource solutions in Korea as well as the broader Asian markets for the supply, recovery and storage of energy.

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

Related Parties

POSCO Energy (“POSCO”), is a related party and owned approximately 5.0% of the outstanding common shares of the Company as of April 30, 2017.  Revenues from POSCO Energy for the three months ended April 30, 2017 and 2016 represent 7% and 52%, respectively, of consolidated revenues and revenues from POSCO Energy for the six months ended April 30, 2017 and 2016 represent 8% and 48%, respectively, of consolidated revenues.

NRG Energy, Inc. (“NRG”) is a related party and owned approximately 3.0% of the outstanding common shares of the Company as of April 30, 2017.  NRG Yield is a dividend growth-oriented company formed by NRG that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States.  Revenues from NRG and NRG Yield for the three months ended April 30, 2017 and 2016 represent 0.3% and 0.4%, respectively, of consolidated revenues and revenues for the six months ended April 30, 2017 and 2016 represent 0.4% and 0.2%, respectively, of consolidated revenues.

Note 2.  Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”.  The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company early-adopted ASU 2016-18 as of October 31, 2016 using the retrospective transition method.  Accordingly, the Consolidated Statement of Cash Flows for the six months ended April 30, 2016 has been revised to include Restricted Cash and Cash Equivalents as a component of Cash, Cash Equivalents, and Restricted Cash.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The Company has adopted ASU 2015-03 effective January 31, 2017 and retrospective application is required which resulted in a reclassification in our Consolidated Balance Sheet as of October 31, 2016 of $0.3 million of debt issuance costs from Current assets to be a direct deduction of Current portion of debt and a reclassification of $1.1 million of debt issuance costs from Other assets, net to be a direct deduction of Long-term debt and Other liabilities.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

In January 2017, the FASB issued ASU 2017-01, “Business Combinations.”  ASU 2017-01 was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The Company has elected to early adopt ASU 2017-01 effective November 1, 2016.

Recent Accounting Guidance Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (first quarter of fiscal year 2020 for the Company). Early adoption is permitted. The Company has both operating and capital leases (Refer to Note 15. Commitments and Contingences) as well as sale-leasebacks accounted for under the finance method and may have other arrangements that contain embedded leases as characterized in this ASU.  We expect this will result in the recognition of right-of-use assets and lease liabilities not currently recorded on our consolidated financial statements under existing accounting guidance, however we are still evaluating all of the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year to fiscal year, and interim periods within those fiscal years beginning after December 15, 2017 (first quarter of fiscal year 2019 for the Company), but allow adoption as of the original adoption date.  The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored advanced technology projects.  This requires application of various revenue recognition methods under current accounting guidance.  Although we anticipate that upon adoption of this new ASU the timing of revenue recognition for certain of our revenue sources might change, we are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606).”  This topic provides narrow-scope improvements and practical expedients regarding collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.  We have initiated a review of the contracts for our significant revenue streams to understand the impact of the adoption of this ASU.

Note 3.  Restructuring

On November 30, 2016, a business restructuring was announced to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan.

The Company is reducing materials spend as well as implementing various cost control initiatives.  The workforce was reduced at both the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury and remote locations. A total of 96 positions, or approximately 17% of the global workforce, was impacted.  The production rate was reduced to twenty-five megawatts annually, from the prior rate of fifty megawatts annually, in order to position for delays in anticipated order flow.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates, with any future increases being undertaken from what is now a lower cost basis (refer to Note 16. Subsequent Events for further information on production rate reductions).  Restructuring expense relating to eliminated positions of $1.4 million has been recorded for the six months ended April 30, 2017, which has been presented on a separate caption in the Consolidated Statement of Operations.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 4.  Accounts Receivable

Accounts receivable as of April 30, 2017 and October 31, 2016 consisted of the following:

	April 30, 2017	October 31, 2016
Commercial Customers:
Amount billed	$4,930	$5,411
Unbilled recoverable costs (2)	9,950	13,651
	14,880	19,062
Advanced Technology (including U.S. Government(1)):
Amount billed	671	2,463
Unbilled recoverable costs	9,285	3,068
	9,956	5,531
Accounts receivable, net	$24,836	$24,593

(1)	Total U.S. Government accounts receivable outstanding as of April 30, 2017 and October 31, 2016 were $3.5 million and $2.2 million, respectively.
(2)	Additional unbilled recoverable costs of $14.2 million and $5.7 million are included within long-term Other Assets as of April 30, 2017 and October 31, 2016, respectively.

We bill customers for power plant sales based on certain contractual milestones being reached.  We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs.  Some advanced technology contracts are billed based on contractual milestones or costs incurred.  Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed.  Accounts receivable are presented net of an allowance for doubtful accounts of $0.3 million and $0.2 million as of April 30, 2017 and October 31, 2016, respectively.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Accounts receivable from commercial customers (including unbilled recoverable costs) included amounts due from POSCO Energy of $2.0 million and $5.0 million as of April 30, 2017 and October 31, 2016, respectively and amounts due from NRG and NRG Yield of $0.1 million as of April 30, 2017 and October 31, 2016.

Note 5.  Inventories

The components of inventories as of April 30, 2017 and October 31, 2016 consisted of the following:

	April 30, 2017	October 31, 2016
Raw materials	$24,286	$25,286
Work-in-process (1)	51,299	48,520
Inventories	$75,585	$73,806

(1)	Included in work-in-process as of April 30, 2017 and October 31, 2016 was $42.6 million and $40.6 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.

Raw materials and work in process are net of a valuation allowance of approximately $0.2 million as of April 30, 2017 and October 31, 2016.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 6.  Project Assets

Project assets as of April 30, 2017 and October 31, 2016 is $56.3 million and $47.1 million, respectively.  Project assets as of April 30, 2017 include $32.5 million which represents four completed, commissioned installations where we have a PPA with the end-user of power and site host.  These assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”), which are recorded under the financing method of accounting for a sale-leaseback.  Under the finance method, the Company does not recognize the proceeds received from the lessor as a sale of such assets.  This balance also includes assets aggregating $21.7 million which are being constructed by the Company under PPAs which have been executed or are expected to be executed in 2017.

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a membership interest purchase agreement with GW Power LLC (“Seller”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from Seller.  The Seller assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association.  The Company adopted ASU 2017-01 which resulted in the transaction being accounted for as an asset acquisition of a power plant with a fair value of $2.3 million ($2.1 million as of April 30, 2017) which has been classified as a long-term project asset in support of an Energy Purchase Agreement.

Project construction costs incurred for the long-term project assets are reported as investing activities in the Consolidated Statement of Cash Flows.  The proceeds received from the sale and subsequent leaseback of project assets are classified as cash flows from financing activities within the Consolidated Statement of Cash Flows and are classified as a financing obligation within Current portion of long-term debt and Long-term debt and other liabilities on the Consolidated Balance Sheets (refer to Note 13 for more information).

Note 7.  Other Current Assets

Other current assets as of April 30, 2017 and October 31, 2016 consisted of the following:

	April 30, 2017	October 31, 2016
Advance payments to vendors (1)	$639	$1,247
Deferred finance costs (2)	129	152
Notes receivable (3)	—	1,007
Prepaid expenses and other (4)	5,820	7,775
Other current assets	$6,588	$10,181

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Represents the current portion of direct deferred finance costs relate primarily to securing a $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility.
(3)	Note receivable was included in the consideration paid for the acquired fuel cell power plant discussed in Note 6.
(4)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 8.  Other Assets

Other assets as of April 30, 2017 and October 31, 2016 consisted of the following:

	April 30, 2017	October 31, 2016
Long-term accounts receivable (1)	$—	$8,353
Long-term stack residual value (2)	657	—
Deferred finance costs (3)	161	225
Long-term unbilled recoverable costs (4)	14,160	5,714
Other (5)	2,573	2,123
Other assets	$17,551	$16,415

(1)

The balance as of October 31, 2016 represents receivables, which were subsequently collected and relate to project and stack replacement reserve accounts for a sale-leaseback transaction.  As of April 30, 2017, the funds are recorded as long-term restricted cash.

(2)

Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement.  If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.  The increase from October 31, 2016 represents residual value for two module replacements performed during the six months ended April 30, 2017.

(3)	Represents the long-term portion of direct deferred finance costs relating to the Company’s loan facility with NRG which is being amortized over the five-year life of the facility.
(4)	Represents unbilled recoverable costs that relate to revenue recognized on customer contracts that will be billed in future periods in excess of twelve months from April 30, 2017.
(5)

The Company entered into an agreement with one of its customers on June 29, 2016 which includes a fee for the purchase of the plants at the end of the term of the agreement.  The option fee is payable in installments over the term of the agreement and the total paid as of April 30, 2017 is $1.4 million.  Also included within other are long-term security deposits.

Note 9.  Accrued Liabilities

Accrued liabilities as of April 30, 2017 and October 31, 2016 consisted of the following:

	April 30, 2017	October 31, 2016
Accrued payroll and employee benefits	$3,176	$4,183
Accrued contract loss	107	—
Accrued product warranty cost (1)	397	516
Accrued material purchases (2)	5,253	6,908
Accrued service agreement costs (3)	2,968	6,030
Accrued taxes, legal, professional and other	3,102	3,263
Accrued liabilities	$15,003	$20,900

(1)

Activity in the accrued product warranty costs for the six months ended April 30, 2017 included additions for estimates of future warranty obligations of $0.5 million on contracts in the warranty period and reductions related to actual warranty spend of $0.6 million as contracts progress through the warranty period or are beyond the warranty period.

(2)

The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO’s behalf for its Asian production facility.  This liability represents amounts received for the purchase of materials on behalf of POSCO.  Amounts due to vendors is recorded as Accounts payable.

(3)

Activity in service agreement costs represents a decrease in loss accruals on service contracts of $1.6 million from $2.7 million as of October 31, 2016 to $1.1 million as of April 30, 2017.  The decrease primarily relates to module exchanges performed during the six months ended April 30, 2017.  The accruals for performance guarantees also decreased from $3.3 million as of October 31, 2016 to $1.9 million as of April 30, 2017 resulting from guarantee payments to customers partially offset by additional accruals for the minimum output falling below the contract requirements for certain service agreements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 10.  Shareholders’ Equity

Changes in shareholders’ equity

Changes in shareholders’ equity were as follows for the six months ended April 30, 2017:

Total Shareholders’ Equity
Balance as of October 31, 2016	$114,396
Share-based compensation	2,226
Sale of common stock, net	12,427
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	14
Preferred dividends – Series B	(1,600)
Other comprehensive income - foreign currency translation adjustments	(38)
Net loss	(26,923)
Balance as of April 30, 2017	$100,502

Common Stock Sales

The Company may sell common stock on the open market from time to time under an effective shelf registration statement.  The proceeds of these sales is used for general corporate purposes or to pay obligations related to the Company’s outstanding Series 1 and Series B preferred shares. During the six months ended April 30, 2017, the Company sold 7.2 million shares of the Company’s common stock at prevailing market prices through periodic trades on the open market and raised approximately $12.4 million, net of fees.

Outstanding Warrants

On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC.  In conjunction with the offering the Company issued 7,680,000 Series A Warrants, all of which remain outstanding as of April 30, 2017, at an exercise price of $5.83 per share.  The Company also issued 4,926,000 prefunded Series B Warrants.  There were 3,826,000 prefunded Series B Warrants outstanding as of October 31, 2016, all of which have been exercised during the six months ended April 30, 2017.  The remaining Series A Warrants continue to qualify for permanent equity accounting treatment.

On July 30, 2014, the Company issued a warrant to NRG in conjunction with the entry into a Securities Purchase Agreement for the sale of common stock.  Pursuant to the warrant agreement, NRG has the right to purchase up to 0.2 million shares of the Company’s common stock at an exercise price of $40.20 per share. The warrants continue to qualify for permanent equity accounting treatment and expire on July 30, 2017.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 11.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Numerator
Net loss	$(13,238)	$(15,414)	$(26,923)	$(27,193)
Net loss attributable to noncontrolling interest	—	41	—	108
Preferred stock dividend	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common shareholders	$(14,038)	$(16,173)	$(28,523)	$(28,685)
Denominator
Weighted average basic common shares	42,568,818	28,782,066	40,049,948	27,500,236
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	42,568,818	28,782,066	40,049,948	27,500,236
Basic loss per share	$(0.33)	$(0.56)	$(0.71)	$(1.04)
Diluted loss per share (1)	$(0.33)	$(0.56)	$(0.71)	$(1.04)

(1)

Due to the net loss to common shareholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.  As of April 30, 2017 and 2016, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30, 2017	April 30, 2016
July 2016 Offering - Series A Warrants	7,680,000	—
July 2014 Offering - NRG Warrants	166,666	166,666
Outstanding options to purchase common stock	214,383	251,653
Unvested Restricted Stock Awards	1,986,732	908,595
5% Series B Cumulative Convertible Preferred Stock	454,043	454,043
Series 1 Preferred Shares to satisfy conversion requirements	15,166	15,166
Total potentially dilutive securities	10,516,990	1,796,123

Refer to Note 12, Redeemable Preferred Stock, which is included in our Annual Report on Form 10-K for the year ended October 31, 2016 for information on the calculation of the common shares upon conversion.

Note 12.  Restricted Cash

As of April 30, 2017, there was $37.7 million of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $34.1 million of restricted cash and cash equivalents pledged as of October 31, 2016. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor’s Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term.  The restricted cash balance as of April 30, 2017 also includes $16.6 million to support obligations related to PNC Energy Capital, LLC sale-leaseback transactions.  As of April 30, 2017 and October 31, 2016, outstanding letters of credit totaled $3.9 million and $7.9 million, respectively.  These expire on various dates through April 2019.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 13.  Debt and Finance Obligation

Debt as of April 30, 2017 and October 31, 2016, consisted of the following:

	April 30, 2017	October 31, 2016
Connecticut Development Authority Note	$2,470	$2,589
CT Green Bank Note	6,051	6,050
NRG Energy, Inc. Loan Agreement	—	1,755
PNC Energy Capital, LLC Finance Obligation	47,111	41,603
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	20,991	20,521
New Britain Renewable Energy Term Loan	1,992	—
Capitalized lease obligations	719	660
Deferred finance costs	(1,527)	(1,408)
Total debt	$87,807	$81,770
Current portion of long-term debt and finance obligation	(14,564)	(5,010)
Long-term debt	$73,243	$76,760

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

The Company has a long-term loan agreement with the CT Green Bank totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0 percent.  Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project’s provisional acceptance date, which is December 20, 2021, payable in forty eight equal monthly installments.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.

In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into a Loan Agreement (the “Loan Agreement”) with NRG Energy, Inc. (“NRG”).  Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility for the purpose of accelerating project development by the Company and its subsidiaries.  We may draw on the facility to finance the construction of projects through the commercial operating date of the power plants.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.

In 2015, the Company entered into an agreement with PNC, whereby the Company’s project finance subsidiaries may enter into sale-leaseback agreements for commissioned projects where we have entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations.  The outstanding finance obligation balance as of April 30, 2017 is $47.1 million and the increase from October 31, 2016 includes a sale-leaseback transaction which was completed in December 2016 and the recognition of interest expense offset by lease payments.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million for the first phase of the expansion project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreement securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2.0 percent is payable beginning December 2015.  The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to half of the loan principal if certain job retention and job creation targets are reached.  On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain of the job creation target dates.

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

As collateral for obligations under the loan and security agreement, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and hereafter-acquired assets except for intellectual property and certain other excluded assets. Collateral does not include assets held by FuelCell Energy Finance, LLC or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners. The loan contains a financial covenant whereby the Company is required to maintain an unrestricted cash balance of at least (a) 75% of the outstanding Loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the date payment was issued.

In November 2016, in connection with the acquisition of NBRE, debt with Webster was assumed as a part of the transaction in the amount of $2.3 million.  The term loan interest is 5.0 percent and payments are due on a quarterly basis commencing in January 2017.  The balance outstanding as of April 30, 2017 was $2.0 million.

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

Note 14.  Benefit Plans

The Company has 2006 and 2010 Equity Incentive Plans (collectively, the “Equity Plans”).  In April 2017, the number of shares of common stock reserved for issuance under the Equity Plans was increased to 4.5 million shares by vote of a majority of the Company’s security holders. As of April 30, 2017 there were 0.2 million shares available for grant.  As of April 30, 2017, equity awards outstanding consisted of incentive stock options, nonstatutory stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).

Restricted Stock Awards and Units

Total RSA and RSU’s granted during the six months ended April 30, 2017 total 2.5 million. RSA and RSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period which is either over 3 or 4 years.  Total RSA and RSU’s outstanding as of April 30, 2017 is 3.1 million shares.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Stock Awards

During the six months ended April 30, 2017, the Company awarded 86,000 shares of fully vested, unrestricted common stock to the independent members of our board of directors as a component of board of director compensation which resulted in recognition of $0.1 million of expense.

Note 15.  Commitments and Contingencies

Lease agreements

As of April 30, 2017 and October 31, 2016, the Company had equipment financing and capital lease obligations of $0.7 million.  Payment terms are generally thirty-six months from the date of acceptance for leased equipment.

The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.

Non-cancelable minimum payments applicable to operating and capital leases as of April 30, 2017 were as follows (in thousands):

	Operating Leases	Capital Leases
Due Year 1	$1,375	$381
Due Year 2	1,057	239
Due Year 3	626	81
Due Year 4	338	18
Due Year 5	374	—
Thereafter	3,637	—
Total	$7,407	$719

Service Agreements

Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred on a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $1.9 million and $3.3 million as of April 30, 2017 and October 31, 2016, respectively, and is recorded in Accrued Liabilities.

Our loss accrual on service agreements, excluding the accrual for performance guarantees, totaled $1.1 million and $2.7 million as of April 30, 2017 and October 31, 2016, respectively, and is recorded in Accrued Liabilities. Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract.  The decrease primarily relates to module exchanges performed during the six months ended April 30, 2017.

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

Other

As of April 30, 2017, the Company has unconditional purchase commitments aggregating $35.7 million, for materials, supplies and services in the normal course of business.

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

Note 16.  Subsequent Events

Public offering:  On May 3, 2017, the Company completed an underwritten public offering of (i) 12,000,000 shares of its common stock, (ii) Series C warrants to purchase 12,000,000 shares of its common stock and (iii) Series D warrants to purchase 12,000,000 shares of its common stock, for gross proceeds of approximately $15.4 million, at a public offering price of $1.28 per share and accompanying warrants. Total net proceeds to the Company were approximately $13.8 million.  The Series C warrants have an exercise price of $1.28 per share and a term of one year.  The Series D warrants have an exercise price of $1.60 per share and a term of five years.

Production Rate Adjustment; In June 2017, the Company reduced its production to approximately fifteen megawatts on an annualized basis. This adjustment was made to manage inventory levels, prepare to transition to new product introductions and complete certain building expansion activities. From June through September approximately 110 manufacturing employees will work shortened work weeks. The Company is participating in the State of Connecticut’s “Shared Work Program” allowing affected employees to collect unemployment benefits for days they do not work.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words “expects”, “anticipates”, “estimates”, “should”, “will”, “could”, “would”, “may”, “forecast”, and similar expressions are intended to identify forward-looking statements.  Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries (“FuelCell Energy”, “Company”, “we”, “us”, and “our”) of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under government research and development contracts; (v) future financing for projects including publicly issued bonds, equity and debt investments by investors and commercial bank financing; (vii) the expected cost competitiveness of our technology; and (viii) our ability to achieve our sales plans and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 in the section entitled “Item 1A. Risk Factors” and the following:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants for coal and gas-fired central generation; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; rapid technological change; competition; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; Our and POSCO’s ability to develop the market in Asia, deploy SureSource power plants and successfully operate its Asian manufacturing facility; our ability to implement our strategy; our ability to reduce our levelized cost of energy; the risk that commercial field trials of our products will not occur when anticipated; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers.

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

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy, Inc. delivers efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development, install, operate and maintain megawatt-scale fuel cell systems, serving utilities, industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, carbon capture, local hydrogen production for transportation and industry, and long duration energy storage.  Our plants are operating in more than 50 locations on three continents and have generated more than 6.2 million megawatt hours (MWh) of electricity, which is equivalent to powering more than 560,600 average size U.S. homes for one year.

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

Recent Developments

Production Rate Adjustment; In June 2017, the Company reduced its production to approximately fifteen megawatts on an annualized basis. This adjustment was made to manage inventory levels, prepare to transition to new product introductions and complete certain building expansion activities. From June through September approximately 110 manufacturing employees will work shortened work weeks. The Company is participating in the State of Connecticut’s “Shared Work Program” allowing affected employees to collect unemployment benefits for days they do not work.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates.

Public Offering; On May 3, 2017, the Company completed an underwritten public offering of (i) 12,000,000 shares of its common stock, (ii) Series C warrants to purchase an aggregate of 12,000,000 shares of its common stock and (iii) Series D warrants to purchase an aggregate of 12,000,000 shares of its common stock, for gross proceeds of approximately $15.4 million, at a public offering price of $1.28 per share and accompanying warrants. Total net proceeds to the Company were approximately $13.8 million. FuelCell Energy intends to use the net proceeds from this offering for project development, project financing, working capital and general corporate purposes. The Series C warrants have an exercise price of $1.28 per share and a term of one year. The Series D warrants have an exercise price of $1.60 per share and a term of five years.  The common stock and warrants were offered and sold pursuant to a prospectus dated February 24, 2017 and a prospectus supplement filed with the Securities and Exchange Commission (“SEC”) on May 1, 2017 pursuant to the Company’s shelf registration statement on Form S-3 (SEC file number 333-215530).  Please refer to the Current Reports on Form 8-K filed by the Company on April 28, 2017 and May 3, 2017 for a further description of the transaction.

POSCO Energy MOU; On March 17, 2017, the Company entered into a Memorandum of Understanding (“2017 MOU”) with POSCO Energy to engage in discussions to further amend the above referenced agreements and other agreements between the parties, as well as engaging in discussions relating to entering into new agreements to further the parties mutual interests. The 2017 MOU contemplates that POSCO Energy will continue to service the existing installed base of fuel cell plants in South Korea. In addition, the 2017 MOU contemplates entering into a module procurement agreement with POSCO Energy that the Company anticipates will provide that POSCO Energy will commit to a specified level of module purchases from the Company to supplement its own local manufacturing for servicing its existing fleet. Definitive agreements are expected to be finalized in autumn 2017 subject to completion of due diligence, regulatory approvals, and customary closing conditions.

Pursuant the 2017 MOU, the Company will immediately commence marketing the entire suite of SureSource solutions in Korea as well as the broader Asian markets for the supply, recovery and storage of energy.

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the ‘Results of Operations’ and ‘Liquidity and Capital Resources’ sections.

Comparison of Three Months Ended April 30, 2017 and 2016

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Total revenues	$20,417	$28,581	$(8,164)	-29%
Total costs of revenues	$20,034	$28,738	$(8,704)	-30%
Gross profit (loss)	$383	$(157)	$540	344%
Gross margin (loss)	1.9%	(0.5)%

Total revenues for the three months ended April 30, 2017 of $20.4 million decreased by $8.2 million from $28.6 million for the same period in the prior year.  Total cost of revenues for the three months ended April 30, 2017 decreased by $8.7 million to $20.0 million from $28.7 million during the same period in the prior year. A discussion of the changes in product sales and cost of sales, service and license revenues and cost of revenues, generation revenues and cost of revenues and advanced technologies contract revenues and cost of revenues follows.

Product sales

Our product sales, cost of sales and gross profit for three months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Product sales	$737	$15,424	$(14,687)	-95%
Cost of product sales	3,204	15,118	(11,914)	-79%
Gross (loss) profit from product sales	$(2,467)	$306	$(2,773)	-906%
Product sales gross (loss) margin	(334.7)%	2.0%

Product sales for the three months ended April 30, 2017 included $0.3 million of power plant revenue and $0.4 million of revenue related to engineering and construction services. This is compared to product sales for the three months ended April 30, 2016 which included $11.9 million of fuel cell module kits revenue, $2.3 million of revenue related to engineering and construction services and $0.6 million of revenue primarily related to power plant component sales.

The decline in revenue during the period is due primarily to lower revenue from POSCO Energy due to no kit sales in the current period and the transition to a royalty-only based model.  POSCO Energy is manufacturing cell components and modules in South Korea.  Also, the Company’s multi-year kit order with POSCO Energy concluded at the end of fiscal year 2016 and, as a result, the Company does not expect to recognize product sales revenue at the levels previously recognized from POSCO Energy during fiscal year 2017. The Company receives a 3.0% royalty on POSCO Energy net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period is that certain power plants are being recognized as Project assets on the balance sheet and accordingly, product and engineering, procurement and construction revenue is not recognized. As the Company’s development business expands, it is installing power plants for customers that have executed power purchase agreements.  The power plants are recognized as Project assets on the balance sheet and generation revenue will be recognized as earned over the life of the power purchase agreement or as a product sale in the event the Company sells the entire project (service agreement revenues would accompany a product sale).

Cost of product sales decreased $11.9 million for the three months ended April 30, 2017 to $3.2 million, compared to $15.1 million in the same prior year period.  Overall gross loss was $2.5 million for the three months ended April 30, 2017. Gross margin decreased from the prior year period as a result of under-absorption of overhead costs for fixed overhead costs and lower than normal capacity.

Service and license revenues

	Three Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Service and license revenues	$12,592	$10,353	$2,239	22%
Cost of service and license revenues	12,159	10,821	1,338	12%
Gross profit (loss) from service and license revenues	$433	$(468)	$901	193%
Service and license revenues gross loss	3.4%	(4.5)%

Revenues for the three months ended April 30, 2017 from service agreements and license fee and royalty agreements totaled $12.6 million, compared to $10.4 million from the prior year period.  Service agreement revenue increased from the prior year period primarily due to a higher number of module replacements in the current period. Revenue from license, royalty and material management fees decreased to $0.5 million for the three month period ended April 30, 2017, compared to $1.6 million for the comparable prior year period.

Cost of service and license revenues increased $1.3 million to $12.2 million for the three months ended April 30, 2017 from $10.8 million for the prior year period.  Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.  The increase over the prior year period relates to higher expenses associated with module replacements in the current period.

Overall gross profit was $0.4 million for the three months ended April 30, 2017. The overall gross margin percentage of 3.4 percent compares to (4.5) percent in the prior year period.  Service margins were positively impacted by current period module exchanges.

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

Generation revenues

	Three Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Generation revenues	$1,634	$220	$1,414	643%
Cost of generation revenues	1,294	167	1,127	675%
Gross profit from generation revenues	$340	$53	$287	542%
Generation revenues gross margin	20.8%	24.1%

Revenues for the three months ended April 30, 2017 from generation totaled $1.6 million, compared to $0.2 million for the prior year period.  Revenues for the current year period reflects revenue from electricity generated from the Company’s PPAs. Cost of generation totaled $1.3 million, compared to $0.2 million for the prior year period.  The increases represent the growth in the Company’s operating portfolio. The Company currently has 11.2 MW of operating power plants in the portfolio.

Advanced technologies contract revenues

Advanced technologies contracts revenue and related costs for the three months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Advanced technologies contract revenues	$5,454	$2,584	$2,870	111%
Cost of advanced technologies contract revenues	3,377	2,632	745	28%
Advanced technologies contracts gross profit (loss)	$2,077	$(48)	$2,125	4427%
Advanced technologies contracts gross margin (loss)	38.1%	(1.9)%

Advanced technologies contracts revenue for the three months ended April 30, 2017 was $5.5 million, which increased $2.9 million when compared to $2.6 million of revenue for the three months ended April 30, 2016.  Cost of advanced technologies contracts increased $0.7 million to $3.4 million for the three months ended April 30, 2017, compared to $2.6 million for the same period in the prior year.  Advanced technologies contracts for the three months ended April 30, 2017 generated a gross profit of $2.1 million compared to a gross loss of $0.05 million for the three months ended April 30, 2016. The improvement in gross margin is related to timing and mix of contracts currently being performed, particularly a higher proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $6.5 million and $7.4 million for the three months ended April 30, 2017 and 2016, respectively.  The decrease resulted from lower business development expenses.

Research and development expenses

Research and development expenses increased slightly to $5.4 million for the three months ended April 30, 2017 compared to $5.1 million during the three months ended April 30, 2016.

Restructuring expense

Restructuring expense of $0.01 million has been recorded for the three months ended April 30, 2017 relating to the personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan.

Loss from operations

Loss from operations for the three months ended April 30, 2017 was $11.5 million compared to $12.7 million for the three months ended April 30, 2016.  The decrease in the loss from operations relates to an increase in gross profit from the prior year period and lower selling, general and administrative expenses.

Interest expense

Interest expense for the three months ended April 30, 2017 and 2016 was $2.3 million and $1.0 million, respectively.  Interest expense increased from the prior year period for interest on the Hercules Loan and Security Agreement and interest expense related to sale-leaseback transactions recorded under the finance method.  Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $0.5 million for the three months ended April 30, 2017 and 2016.

Other income (expense), net

Other income (expense), net, was income of $0.5 million for the three month period ended April 30, 2017 compared to expense of $1.5 million for the same period in 2016.  The income (expense) for both periods presented includes net foreign exchange gains (losses) related primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars.

Benefit (provision) for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended April 30, 2017 and 2016, our benefit (provision) for income taxes was $0.04 million and $(0.2) million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income.  Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Net loss attributable to noncontrolling interest

The net loss attributed to the noncontrolling interest was $0.04 million for the three months ended April 30, 2016.  There was no amount attributable to noncontrolling interest during the three months ended April 30, 2017 since the Company purchased the noncontrolling interest in FuelCell Energy Solutions, GmbH in October 2016.

Preferred Stock dividends

Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended April 30, 2017 and 2016.

Net loss attributable to common shareholders and loss per common share

Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock.  For the three month periods ended April 30, 2017 and 2016, net loss attributable to common shareholders was $14.0 million and $16.2 million, respectively, and loss per common share was $0.33 and $0.56, respectively.

Comparison of Six Months Ended April 30, 2017 and 2016

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2017 and 2016 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Total revenues	$37,419	$62,063	$(24,644)	-40%
Total costs of revenues	$35,223	$62,386	$(27,163)	-44%
Gross profit (loss)	$2,196	$(323)	$2,519	780%
Gross margin (loss)	5.9%	(0.5)%

Total revenues for the six months ended April 30, 2017 of $37.4 million decreased by $24.7 million from $62.1 million for the same period in the prior year.  Total cost of revenues for the six months ended April 30, 2017 decreased by $27.2 million to $35.2 million from $62.4 million during the same period last year. A discussion of the changes in product sales and cost of sales, service and license revenues and cost of revenues, generation revenues and cost of revenues and advanced technologies contract revenues and cost of revenues follows.

Product sales

Our product sales, cost of sales and gross profit for six months ended April 30, 2017 and 2016 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Product sales	$2,544	$40,497	$(37,953)	-94%
Cost of product sales	7,259	39,507	(32,248)	-82%
Gross (loss) profit from product sales	$(4,715)	$990	$(5,705)	-576%
Product sales gross (loss) margin	(185.3)%	2.4%

Product sales for the six months ended April 30, 2017 included $1.3 million of power plant revenue and $1.2 million of revenue related to engineering and construction services. This is compared to product sales for the six months ended April 30, 2016 which included $10.0 million of power plant revenue, $23.9 million of fuel cell module kits revenue, $5.2 million of revenue related to engineering and construction services and $1.4 million of revenue primarily related to power plant component sales.

The decline in revenue during the period is due primarily to lower revenue from POSCO Energy due to no kit sales in the current period and the transition to a royalty-only based model.  POSCO Energy is manufacturing cell components and modules in South Korea.  Also, the Company’s multi-year kit order with POSCO Energy concluded at the end of fiscal year 2016 and, as a result, the Company does not expect to recognize product sales revenue at the levels previously recognized from POSCO Energy during fiscal year 2017. The Company receives a 3.0% royalty on POSCO Energy net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period is that certain power plants are being recognized as Project assets on the balance sheet and accordingly, product and engineering, procurement and construction revenue is not recognized. As the Company’s development business expands, it is installing power plants for customers that have executed power purchase agreements.  The power plants are recognized as Project assets on the balance sheet and generation revenue will be recognized as earned over the life of the power purchase agreement or as a product sale in the event the Company sells the entire project (service agreement revenues would accompany a product sale).

Cost of product sales decreased $32.2 million for the six months ended April 30, 2017 to $7.3 million, compared to $39.5 million in the same prior year period.  Overall gross loss was $4.7 million for the six months ended April 30, 2017. Gross margin decreased from the prior year period as a result of under-absorption of overhead costs for fixed overhead costs and lower than normal capacity.

Service and license revenues

	Six Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Service and license revenues	$19,528	$16,560	$2,968	18%
Cost of service and license revenues	18,425	17,440	985	6%
Gross profit (loss) from service and license revenues	$1,103	$(880)	$1,983	225%
Service and license revenues gross margin (loss)	5.6%	(5.3)%

Revenues for the six months ended April 30, 2017 from service agreements and license fee and royalty agreements totaled $19.5 million, compared to $16.6 million from the prior year period.  Service agreement revenue increased from the prior year period primarily due to a higher number of module replacements in the current period. Revenue from license, royalty and material management fees decreased to $1.6 million for the six month period ended April 30, 2017, compared to $3.0 million for the comparable prior year period due to decreased royalties.

Cost of service and license revenues increased to $18.4 million from $17.4 million for the prior year period.  The increase over the prior year period relates to higher expenses associated with module replacements in the current period.

Overall gross profit was $1.1 million for the six months ended April 30, 2017. The overall gross margin percentage of 5.6 percent compares to (5.3) percent in the prior year period.  Service margins were positively impacted by current period module exchanges.

Generation revenues

	Six Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Generation revenues	$3,719	$333	$3,386	1017%
Cost of generation revenues	2,409	399	2,010	504%
Gross profit (loss) from generation revenues	$1,310	$(66)	$1,376	2085%
Generation revenues gross margin (loss)	35.2%	(20.0)%

Revenues for the six months ended April 30, 2017 from generation totaled $3.7 million, compared to $0.3 million for the prior year period.  Revenues for the current year period reflects revenue from electricity generated from the Company’s PPAs. Cost of generation totaled $2.4 million, compared to $0.4 million for the prior year period.  The increases represent the growth in the Company’s operating portfolio. The Company currently has 11.2 MW of operating power plants in the portfolio.

Advanced technologies contract revenues

Advanced technologies contracts revenue and related costs for the six months ended April 30, 2017 and 2016 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2017	2016	$	%
Advanced technologies contract revenues	$11,628	$4,673	$6,955	149%
Cost of advanced technologies contract revenues	7,130	5,040	2,090	41%
Advanced technologies contracts gross profit (loss)	$4,498	$(367)	$4,865	1326%
Advanced technologies contracts gross margin (loss)	38.7%	(7.9)%

Advanced technologies contracts revenue for the six months ended April 30, 2017 was $11.6 million, which increased $7.0 million when compared to $4.7 million of revenue for the six months ended April 30, 2016.  Cost of advanced technologies contracts increased $2.1 million to $7.1 million for the six months ended April 30, 2017, compared to $5.0 million for the same period in the prior year.  Advanced technologies contracts for the six months ended April 30, 2017 generated a gross profit of $4.5 million compared to a gross loss of $0.4 million for the six months ended April 30, 2016.  The improvement in gross margin is related to timing and mix of contracts currently being performed, particularly a higher proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $12.5 million and $13.5 million for the six months ended April 30, 2017 and 2016, respectively.  The decrease resulted from lower business development expenses.

Research and development expenses

Research and development expenses increased slightly to $10.8 million for the six months ended April 30, 2017 compared to $10.4 million during the six months ended April 30, 2016.

Restructuring expense

Restructuring expense of $1.4 million has been recorded for the six months ended April 30, 2017 which relates to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan.

Loss from operations

Loss from operations for the six months ended April 30, 2017 was $22.4 million compared to $24.2 million for the six months ended April 30, 2016.  The decrease in the loss from operations relates to an increase in gross profit from the prior year period partially offset by the restructuring expense.

Interest expense

Interest expense for the six months ended April 30, 2017 and 2016 was $4.6 million and $1.8 million, respectively.  Interest expense increased from the prior year period for interest on the Hercules Loan and Security Agreement and interest expense related to sale-leaseback transactions recorded under the finance method. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $1.0 million and $0.9 million for the six months ended April 30, 2017 and 2016, respectively.

Other income (expense), net

Other income (expense), net, was income of $0.1 million for the six month period ended April 30, 2017 compared to expense of $0.9 million for the same period in 2016.  The income (expense) for both periods presented includes net foreign exchange gains (losses) related primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the six months ended April 30, 2017 and 2016, our provision for income taxes was $0.05 million and $0.3 million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income.  Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Net loss attributable to noncontrolling interest

The net loss attributed to the noncontrolling interest was $0.1 million for the six months ended April 30, 2016.  There was no amount attributable to noncontrolling interest during the six months ended April 30, 2017 since the Company purchased the noncontrolling interest in FuelCell Energy Solutions, GmbH in October 2016.

Preferred Stock dividends

Dividends recorded on the Series B Preferred Stock were $1.6 million for the six month periods ended April 30, 2017 and 2016.

Net loss attributable to common shareholders and loss per common share

Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock.  For the six month periods ended April 30, 2017 and 2016, net loss attributable to common shareholders was $28.5 million and $28.7 million, respectively, and loss per common share was $0.71 and $1.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Cash and cash equivalents including restricted cash totaled $84.1 million as of April 30, 2017 compared to $118.3 million as of October 31, 2016.

•	As of April 30, 2017, unrestricted cash and cash equivalents was $46.5 million compared to $84.2 million as of October 31, 2016.
•

As of April 30, 2017, restricted cash and cash equivalents was $37.7 million, of which $4.6 million was classified as current and $33.1 million was classified as non-current, compared to $34.1 million total restricted cash and cash equivalents as of October 31, 2016, of which $9.4 million was classified as current and $24.7 million was classified as non-current.

Subsequent to April 30, 2017, as noted under Recent Developments, the Company completed an equity capital raise netting $13.8 million of proceeds.  Along with common stock, there were two tranches of warrants issued.  If all of the warrants are exercised in future periods, the Company could receive additional cash proceeds of up to $34.6 million.  In addition to cash and cash equivalents described above, the Company has $40.0 million of availability under its project finance loan agreement with NRG Energy through FuelCell Finance, which can be used for project asset construction.  We also have an effective shelf registration statement on file with the SEC for issuance of debt and equity securities.

On November 30, 2016 the Company announced a business restructuring to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan. The Company reduced its materials spend and is implementing various cost control initiatives.  The workforce was reduced at both the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury and remote locations. A total of ninety-six positions, or approximately seventeen percent of the global workforce, was impacted.  In conjunction with the personnel reduction, the Company is implementing other measures to reduce operating costs by at least $6.0 million on an annualized basis compared to fiscal year 2016.  The production rate has been reduced to twenty-five megawatts annually, from the prior rate of fifty megawatts annually, in order to position for delays in anticipated order flow.  In June 2017, the Company reduced its production to approximately fifteen megawatts on an annualized basis. This adjustment was made to manage inventory levels, prepare to transition to new product introductions and complete certain building expansion activities. From June through September approximately 110 manufacturing employees will work shortened work weeks. The Company is participating in the State of Connecticut’s “Shared Work Program” allowing affected employees to collect unemployment benefits for days they do not work.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates.

The Company has significant ongoing project development activities in its major geographic markets. Selected highlights are as follows:

•	Proposals were submitted for a utility-scale fuel cell only request for proposal process in New York with decisions expected in the Summer 2017.
•

The Company is also continuing to develop potential utility-scale fuel cell projects in Connecticut which we anticipate bidding under future processes in order to further the State’s stated energy goals.

•

Favorable legislative and regulatory developments in New York and California are expected to be supportive of projects in the Company’s pipeline and the European market is expanding as illustrated by the second utility order for E.On Connecting Energies GmbH which was recently announced by the Company.

•

Fuel cell carbon capture opportunities are advancing with a demonstration project at a utility-owned coal/gas-fired power plant and developing interest from Canadian oil sands operators as demonstrated by a recently announced engineering study.

•

In Asia, in March 2017 the Company entered into a Memorandum of Understanding with POSCO Energy to engage in discussions to modify and enter into new agreements in order to develop the Asian fuel cell business. Pursuant to the Memorandum of Understanding, the Company received a right to commence marketing the entire suite of SureSource solutions in South Korea as well as the broader Asian markets for the supply, recovery and storage of energy. The Company has already submitted multiple multi-MW proposals to prospective customers in Korea. In addition, the MOU contemplates entering into a module procurement agreement with POSCO Energy that the Company anticipates will provide that POSCO Energy will commit to a specified level of module purchases from the Company to supplement its own local manufacturing for servicing its existing fleet. Definitive agreements are expected to be finalized in autumn 2017 subject to completion of due diligence, regulatory approvals, and customary closing conditions.

•

The Company is actively marketing its distributed hydrogen technology which can provide a hydrogen fueling solution for fuel cell vehicles.  The Company expects near term market developments for this product offering.

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

The Company’s future liquidity will be dependent on obtaining a combination of increasing order and contract volumes, increasing cash flows from our generation and service portfolios and cost reductions necessary to achieve profitable operations.  Management currently estimates that the Company could be net income positive if product sales were in the range of 60 – 70 MW.  Management currently estimates that the Company could be EBITDA (earnings before interest taxes and depreciation) positive if product sales were the range of 45 MW per year.  Alternatively, if the Company were to retain a generation fleet of approximately 60 MW it could also achieve EBITDA positive results. The Company expects a combination of increasing product sales and generation in future periods.  EBITDA is a non-GAAP financial measure and is useful in assessing performance and highlighting trends on an overall basis.  Management believes that EBITDA is used by companies in the fuel cell sector and by securities analysts and investors when comparing results of the Company with those of other companies.  EBITDA differs from the most comparable GAAP measure, net loss attributable to the Company, primarily because it does not include finance expense, income taxes and depreciation of property, plant and equipment.

The Company has a contract backlog totaling approximately $434.5 million as of April 30, 2017. This backlog includes approximately $188.3 million of service agreements and $184.4 million of power purchase agreements, combined for an average term of approximately 15 years weighted based on dollar backlog and utility service contracts up to twenty years in duration, providing a committed source of revenue to the year 2036. The Company also has a strong sales and service pipeline of potential projects in various stages of development in North America, Asia and Europe.  This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes ranging from 1.4 MW - 14.0 MW.  In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. Utility scale projects in our pipeline range in size from 5.6 MW up to 63 MW.  These projects help both utilities and governments meet their renewable portfolio standards.

The Torrington, Connecticut facility is currently producing at an annual rate of 25MW and has an annual manufacturing capacity of 100 MW under its current configuration. As of April 30, 2017, our backlog of future production for existing product sales, service and power purchase agreements is approximately 103.6 MW for the U.S. and European markets.  We expect approximately 15.0 MW to be delivered over the next twelve months.  The Company is targeting converting at least 70 MW of our sales pipeline into incremental backlog in 2017 in order to deploy inventory and project assets as well as utilize our available capacity.  Based on the timing of new contracts, the Company will evaluate increases to the production schedule.  Based on hiring and adjustments to the supply chain, we estimate that it takes approximately six to nine months to incrementally ramp to an additional 25 MW of annualized production volume.

Factors that may impact our liquidity in 2017 and beyond include:

•

Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have increasing liquidity requirements in the future. Our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile.  We may choose to substantially complete the construction of a project before it is sold to a project investor.  Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so.  If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell a project on economically attractive terms.  In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted “merchant” basis in advance of securing long-term contracts for the project attributes (including energy, renewable energy credits and capacity).  Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity.  As of April 30, 2017, we had $40.0 million of committed construction period and term project financing available to enable this strategy though we may seek to use our cash balances or other forms of financing as necessary.  We have partnered with financial institutions to secure long-term debt and leases for our PPA portfolio.  In fiscal year 2016, through April 30, 2017, we have financed approximately $47.1 million of projects and expect to finance additional projects during the remainder of fiscal year 2017 as project milestones are completed.

•

As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•

The amount of accounts receivable as of April 30, 2017 and October 31, 2016 was $39.0 million and $38.7 million ($14.1 million classified as Other assets, net), respectively. Included in accounts receivable as of April 30, 2017 and October 31, 2016 was $33.4 million and $22.4 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of April 30, 2017 and October 31, 2016 was $75.6 million and $73.8 million, respectively, which includes work in process inventory totaling $51.3 million and $48.5 million, respectively. As we continue to execute on our business plan, we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.  The Company reduced its production rate in the first quarter of 2017 and plans a further reduction in the summer of 2017 and expects to operate at lower levels for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.

•

Cash and cash equivalents as of April 30, 2017 included $4.1 million of cash advanced by POSCO Energy for raw material purchases made on its behalf by FuelCell Energy.  Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, FuelCell Energy provides procurement services for POSCO Energy and receives compensation for services rendered. While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.
•

The amount of total project assets as of April 30, 2017 and October 31, 2016 was $56.3 million and $47.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects in various stages of development, whereby we have entered into power purchase agreements prior to entering into a definitive sales or long-term financing agreement for the project, or of capitalized costs for fuel cell projects which are the subject of a sale-leaseback transaction with PNC or projects in development for which we expect to secure long-term contracts.  Project assets as of April 30, 2017 consist of $34.6 million representing completed installations currently operating and $21.7 million of project assets represent projects in development.  As of April 30, 2017, we had 11.2 MW of our operating project assets that we estimate will generate approximately $7.0 million to $8.0 million a year of revenue for the Company.  We expect this portfolio to continue to grow in fiscal year 2017.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of April 30, 2017 we have pledged approximately $37.7 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

•

For fiscal year 2017, we forecast capital expenditures in the range of $9.0 - $12.0 million compared to $7.7 million in fiscal year 2016.  We have commenced the first phase of our project to expand our existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10 million to be used for the first phase. Pursuant to the terms of the loan, payment of principal is deferred for the first four years of this 15 year loan. Interest at a fixed rate of 2% is payable beginning December 2015.  Up to 50 percent of the principal balance is forgivable if certain job creation and retention targets are met.  In April 2017, the Company entered into an amendment to the Assistance Agreement extending certain job creation target dates.

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

Cash Flows

Cash and cash equivalents including restricted cash totaled $84.1 million as of April 30, 2017 compared to $118.3 million as of October 31, 2016.  As of April 30, 2017, restricted cash and cash equivalents was $37.7 million, of which $4.6 million was classified as current and $33.1 million was classified as non-current, compared to $34.1 million total restricted cash and cash equivalents as of October 31, 2016, of which $9.4 million was classified as current and $24.7 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2017	2016
Consolidated Cash Flow Data:
Net cash used in operating activities	$(38,575)	$(21,498)
Net cash used in investing activities	(17,811)	(6,997)
Net cash provided by financing activities	22,241	59,219
Effects on cash from changes in foreign currency rates	(38)	202
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,183)	$30,926

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $38.6 million during the six months ended April 30, 2017 compared to $21.5 million net cash used in operating activities during the six months ended April 30, 2016.

Net cash used in operating activities for the six months ended April 30, 2017 is primarily the result of a net loss of $26.9 million and increases in accounts receivable of $9.0 million and inventory of $1.8 million and decreases in accounts payable of $4.8 million and accrual liabilities of $5.7 million.  Inventory increased due to purchase commitments and current quarter production offset by usage of inventory. The Company reduced its production rate in the first quarter of 2017 with further reduction in the summer of 2017 and expects to operate at lower levels for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.

Net cash used in operating activities for the six months ended April 30, 2016 is a result a net loss of $27.2 million and increases in project assets of $13.4 million, and a decrease in deferred revenue of $9.3 million offset by a decrease in accounts receivable of $17.0 million.

Investing Activities – Net cash used in investing activities was $17.8 million for the six months ended April 30, 2017 compared to net cash used in investing activities of $7.0 million during the six months ended April 30, 2016.

The net cash used in investing activities for the six months ended April 30, 2017 related to project asset expenditures of $10.2 million and capital expenditures of $8.3 million offset by cash received from an asset acquisition of $0.6 million.

The net cash used in investing activities for the six months ended April 30, 2016 related to project asset expenditures of $4.7 million and capital expenditures of $2.3 million.

Financing Activities – Net cash provided by financing activities was $22.2 million during the six months ended April 30, 2017 compared to net cash provided by financing activities of $59.2 million in the prior year period.

Net cash provided by financing activities during the six months ended April 30, 2017 related to $17.9 million net proceeds from debt primarily relating to the sale-leaseback transactions with PNC, net proceeds received of $12.8 million from open market sales of common stock offset by the repayment of debt of $6.3 million and the payment of preferred dividends and return of capital of $2.1 million.

Net cash provided by financing activities during the six months ended April 30, 2016 related to proceeds from open market sales of common stock of $26.6 million, receipt of $15.0 million from the Hercules loan and security agreement, receipt of $10.0 million related to the definitive Assistance Agreement with the State of Connecticut, net receipts from the NRG Loan Agreement of $7.2 million and $6.8 million net proceeds relating to the sale-leaseback transaction with PNC the payoff of the JPMorgan Chase revolving credit facility of $2.9 million and the payment of preferred dividends and return of capital of $2.1 million

Sources and Uses of Cash and Investments

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

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of April 30, 2017 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$35,702	$29,219	$6,414	$69	$—
Series 1 Preferred obligation (2)	6,457	915	1,830	3,712	—
Term loans (principal and interest)	47,900	13,126	17,101	2,764	14,909
Capital and operating lease commitments (3)	8,126	1,756	2,004	729	3,637
Sale-leaseback financing obligation (4)	26,623	3,864	7,434	5,831	9,494
Option fee(5)	950	400	400	150	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$125,758	$49,280	$35,183	$13,255	$28,040

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
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

In March 2017, the Connecticut Green Bank approved a $5 million credit facility for a 3.7 MW project under construction in Danbury, Connecticut.  The credit facility will be funded after the power plant achieves commercial operations of the project and is secured by the power plant and the underlying revenues from the sale of electricity, renewable energy credits (RECs), and capacity.  The 20 year amortizing facility bears a fixed interest rate. Construction is currently in process and commercial operation is expected in the summer of 2017. The credit facility is subject to execution of definitive documentation and customary closing conditions of the Green Bank. This project will distribute power to the Connecticut grid and will showcase industry leading electrical efficiency, enabling utilities to affordably and cleanly solve power generation challenges in land-constrained areas.

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“Seller”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from Seller.  The Seller assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest is 5.0% and payment due on a quarterly basis commenced in January 2017. The balance outstanding as of April 30, 2017 was $2.0 million.

In April 2016, the Company entered into a loan and security agreement (the “Agreement”) with Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The Company received an initial term loan advance on the date of closing of $15.0 million and an additional $5.0 million in September 2016.  As of April 30, 2017 drawdowns and accrued amortization of the end of term charge on the facility aggregated $21.0 million.  The Company may take an additional loan advance of $5.0 million beginning on the later of January 1, 2017 or the date certain milestones are met, and June 15, 2017.  The loan is a 30 month secured facility and the term loan interest is currently 9.5%.  Interest is paid on a monthly basis.  As of January 31, 2017, interest only payments are required through November 1, 2017.  If certain additional performance milestones are achieved, the interest only period would be extended to May 1, 2018.  Upon completion of interest only payments, the loan balance and all accrued and unpaid interest is due and payable in equal monthly installments by October 1, 2018.  Per the terms of the Agreement, there is an end of term charge of $1.7 million which is being accreted by the effective interest rate method which would increase to $2.1 million if the Company receives an additional $5.0 million advance as discussed above.

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

On July 30, 2014, the Company’s subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG.  Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants.  FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter. As of April 30, 2017, there was no outstanding balance on this facility.

In March 2013, we closed on a long-term loan agreement with CT Green Bank totaling $5.9 million in support of the Bridgeport Fuel Cell Project.  The loan agreement carries an interest rate of 5.0 percent and principal repayments will commence on the eighth anniversary of the project’s provisional acceptance date which is in December 2021.  Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CT Green Bank Note as of April 30, 2017 was $6.1 million.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of April 30, 2017, we had an outstanding balance of $2.5 million on this loan. The interest rate is 5 percent.  Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May, 2018.

We have pledged approximately $37.7 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2017, outstanding letters of credit totaled $3.9 million. These expire on various dates through April 2019.  Under the terms of certain contracts, the Company will provide performance security for future contractual obligations.  The restricted cash balance as of April 30, 2017 includes $15.0 million which was placed in a Grantor’s Trust account to secure certain FCE obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash.  The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement.  The restricted cash balance as of April 30, 2017 also includes $16.6 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transactions.

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

In addition to the commitments listed in the table above, we have the following outstanding obligations:

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We typically have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.  As of April 30, 2017, our operating portfolio is 11.2 MW.

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

Advanced technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of April 30, 2017, Advanced technologies contracts backlog totaled $48.9 million, of which $28.4 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

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

There have been no material changes in any of our critical accounting policies during the six months ended April 30, 2017.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2017, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2017, approximately three percent of our total cash and cash equivalents was in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Stock

The conversion feature and the variable dividend obligation of our Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2017 and October 31, 2016 was $0.7 million. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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

We have transitioned from a research and development company to a commercial products manufacturer, services provider and developer. We have not been profitable since our year ended October 31, 1997. We expect to continue to incur net losses and generate negative cash flows until we can produce sufficient revenues and margins to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability. We have, from time to time, sought financing in the public markets in order to fund operations and will continue to do so. Our future ability to obtain such financing could be impaired by a variety of factors, including, but not limited to, the price of our common stock and general market conditions.

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

Our total consolidated indebtedness was $87.8 million as of April 30, 2017. This includes approximately $47.1 million of debt at our project finance subsidiaries and $40.7 million at the corporate level. The majority of our debt is long-term with $14.6 million due within twelve months. We also have approximately $40.0 million of borrowing capacity under a revolving construction and term project financing facility. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

It is also possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.

Our debt agreements contain customary representations and warranties, affirmative and negative covenants, and events of default that entitle the lenders to cause our indebtedness under the loan and security agreement to become immediately due and payable. In addition, our Loan and Security Agreement with Hercules Capital, Inc. contains a financial covenant whereby the Company is required to maintain an unrestricted cash balance of at least (a) 75% of the outstanding Loan balance plus (b) the amount of accounts payable (as defined under accounting principles generally accepted in the United States (“GAAP”) not paid within 90 days of the date payment was issued. As of April 30, 2017 the outstanding loan balance with Hercules Capital, Inc. was $21.0 million, including accretion of an end-of-term charge.

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

In certain instances, we have executed power purchase agreements (PPA) with the end-user of the power and site host of the fuel cell power plant. We may then sell the PPA to a project investor or retain the project and collect revenue from the sale of power over the term of the PPA, recognizing electricity revenue as power is generated and sold.

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

Other than fuel cell developers, we must also compete with companies that manufacture more mature combustion-based equipment, including various engines and turbines, and have well-established manufacturing, distribution, and operating and cost features. Electrical efficiency of these products can be competitive with our SureSource power plants in certain applications. Significant competition may also come from gas turbine companies.

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

POSCO Energy currently owns approximately 5% of our outstanding common stock and NRG Energy owns approximately 3% of our outstanding common stock, which could make it difficult for a third party to acquire our common stock. POSCO Energy is also a licensee of our technology and purchaser of our products and NRG is a purchaser of our products. Therefore, it may be in their interest to exert their substantial influence over matters concerning our overall strategy and technological and commercial development.

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

We contract with a concentrated number of customers for the sale of products and for research and development contracts. This includes POSCO Energy, which is a related party and owns approximately 5% of the outstanding common shares of the Company. POSCO Energy accounted for 48% of the Company’s total revenues in fiscal year 2016.

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

As our relationship with POSCO Energy changes, we may not be able to succeed in our efforts to access the Asian markets.

We entered into manufacturing and technology transfer agreements 2007, 2009 and 2012 with POSCO Energy. The Cell Technology Transfer Agreement (“CTTA”), executed in October 2012, provides POSCO Energy with the technology to manufacture SureSource power plants in South Korea and the market access to sell power plants throughout Asia. In October 2016, the Company and POSCO Energy extended the terms of the 2007 and 2009 license agreements to be consistent with the term of the CTTA which expires on October 31, 2027. The term of these agreements may be extended beyond 2027 through future extensions, each for a period of five (5) years, by mutual agreement of the Company and POSCO Energy. In conjunction with the CTTA, the Company receives a 3.0% royalty on POSCO Energy net product sales as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy and installed at any plant in Asia under terms of the Master Service

Agreement between the Company and POSCO Energy. As a result, we have been historically reliant on POSCO Energy to develop and grow the Asian market. In March 2017, we entered into a memorandum of understanding in the POSCO Energy to permit us to directly develop the Asian fuel cell business, including the right for us to sell SureSource solutions in Korea and the broader Asian market. We and POSCO Energy also agreed to undertake to amend the CTTA and other agreements by September 30, 2017, to reflect our new relationship. The Korean and Asian markets are complex and we may not succeed in our efforts to access them independently. Any new or amended agreements with POSCO Energy may be on terms that are less favorable than existing agreements.

If our goodwill and other intangible assets, long-lived assets, inventory or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to earnings in our financial statements should we determine that our goodwill, other intangible assets (i.e., in process research and development (“IPR&D”)), long-lived assets (i.e., property, plant and equipment), inventory, or project assets are impaired. Such a charge might have a significant impact on our reported financial position and results of operations.

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

We have risks associated with high levels of inventory.

The amount of total inventory as of April 30, 2017 and October 31, 2016 was $75.6 million and $73.8 million, respectively, which includes work in process inventory totaling $51.3 million and $48.5 million, respectively. We have recently reduced our production rate and expect to operate a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. There is no guarantee, however, that will be successful in deploying our existing inventory. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it onto different products. These actions would result in a significant charge to earnings. Such a charge might have a significant impact on our financial position and results of operations. See “—If our goodwill and other intangible assets, long-lived assets, inventory or project assets become impaired, we may be required to record a significant charge to earnings.” In addition, even if we are able to successfully deploy existing inventory, we may experience future high levels of inventory in the future due to cancelled projects, loss of a customer, shift in market demand or other unexpected changes in industry conditions and circumstances.

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

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel which are critical to our manufacturing process. We also rely on third-party suppliers for the balance-of-plant components in our products. Suppliers must undergo a qualification process, which takes four to twelve months. We continually evaluate new suppliers and we are currently qualifying several new suppliers. There are a limited number of suppliers for some of the key components of products. A supplier’s failure to develop and supply components in a timely manner, supply components that meet our quality, quantity or cost requirements, technical specifications, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our SureSource products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary; we may be unable to obtain comparable components from alternative suppliers.

We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply relationships, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our SureSource products.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. In addition, we have licensed our carbonate fuel cell manufacturing intellectual property to POSCO Energy, and we depend on POSCO Energy to also protect our intellectual property rights as licensed. As of October 31, 2016, the Company, excluding its subsidiaries, had 90 current U.S. patents and 88 international patents covering our fuel cell technology. The U.S. patents have an average remaining life of approximately 9.9 years. Our subsidiary, Versa Power Systems, Inc., as of October 31, 2016 has 33 current U.S. patents and 70 international patents covering their SOFC technology, with an average remaining U.S. patent life of approximately 7.3 years. In addition, our subsidiary, FuelCell Energy Solutions, GmbH, has a license to use 2 current U.S. patents and 27 international patents for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

Utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back up purposes. These fees could increase the cost to our customers of using our SureSource products and could make our products less desirable, thereby harming our business prospects, results of operations and financial condition.

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

Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. The fuels we use are combustible and may be toxic. In addition, our SureSource products operate at high temperatures and use corrosive carbonate material, which could expose us to potential liability claims. Although we have incorporated a robust design and redundant safety features in our power plants and have established comprehensive safety, maintenance, and training programs in place, follow third-party certification protocols, codes and standards, and do not store natural gas or hydrogen at our power plants, we cannot guarantee that there will not be accidents. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain adequate insurance coverage on acceptable terms.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that could lead us to reevaluate our methods, estimates and judgments.

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

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet commercialization milestones;

•	failure to win contracts through competitive bidding processes;

•	the loss of a major customer;

•	variations in our quarterly operating results from the expectations of securities analysts or investors;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	changes in the securities analysts that cover us or failure to regularly publish reports;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	investor perception of our industry or our prospects;

•	insider selling or buying;

•	demand for our common stock;

•	general technological or economic trends; and,

•	changes in United States or foreign political environment and the passage of laws, including, tax, environmental or other laws, affecting the product development business.

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

The implementation of our business plan and strategy will require additional capital.

The implementation of our business plan and strategy requires additional capital. If we are unable to raise additional capital in the amounts required, or at all, we will not be able to successfully implement our business plan and strategy. There can be no guarantee that we will be able to raise such additional capital at the times required or in the amounts required for the implementation of our business and strategy. In addition, the recent change to a more capital-intensive business model increases the risks of our being able to successfully implement our plans, if we do not raise additional capital in the amounts required. If we are unable to raise additional capital, our business, operations and prospects could be materially and adversely affected.

We will need to raise additional capital, and such capital may not be available on acceptable terms, if at all. If we do raise additional capital utilizing equity, existing stockholders will suffer dilution. If we do not raise additional capital, our business could fail or be materially and adversely affected.

We will need to raise additional funds in debt and equity financings, and these funds may not be available to us when we need them or on acceptable terms, if at all. Such additional financings could be significant. If we raise additional funds through further issuances of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon exercise of options, you could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our then-existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we cannot raise additional funds when we need them, our business and prospects could fail or be materially and adversely affected. In addition, if additional funds are not secured in the future, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future projects.

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

Item 6.	EXHIBITS

Exhibit No.	Description
3.10	Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated April 7, 2017.
10.90	Employment Agreement, dated April 7, 2017 between FuelCell Energy, Inc. and Jennifer D. Arasimowicz, Senior Vice President, General Counsel and Corporate Secretary
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 8, 2017.

FUELCELL ENERGY, INC.
(Registrant)

June 8, 2017	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.10	Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated April 7, 2017.
10.90	Employment Agreement, dated April 7, 2017 between FuelCell Energy, Inc. and Jennifer D. Arasimowicz, Senior Vice President, General Counsel and Corporate Secretary
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document