Form 10-Q
period 2017-07-31
FUELCELL ENERGY INC
filed 2017-09-08
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $.0001 per share, outstanding as of September 6, 2017:  61,485,741

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$35,683	$84,187
Restricted cash and cash equivalents - short-term	4,605	9,437
Accounts receivable, net	26,316	24,593
Inventories	71,984	73,806
Other current assets	6,011	10,181
Total current assets	144,599	202,204
Restricted cash and cash equivalents - long-term	33,480	24,692
Project assets	67,201	47,111
Property, plant and equipment, net	41,876	36,640
Goodwill	4,075	4,075
Intangible asset	9,592	9,592
Other assets	16,445	16,415
Total assets	$317,268	$340,729
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$21,738	$5,010
Accounts payable	8,757	18,475
Accrued liabilities	13,122	20,900
Deferred revenue	8,971	6,811
Preferred stock obligation of subsidiary	862	802
Total current liabilities	53,450	51,998
Long-term deferred revenue	19,430	20,974
Long-term preferred stock obligation of subsidiary	14,380	12,649
Long-term debt and other liabilities	70,338	80,855
Total liabilities	157,598	166,476
Redeemable preferred stock (liquidation preference of $64,020 as of July 31, 2017 and October 31, 2016)	59,857	59,857
Total equity:
Shareholders’ equity:
Common stock ($0.0001 par value); 125,000,000 and 75,000,000 shares authorized as of July 31, 2017 and October 31, 2016, respectively; 60,972,037 and 35,174,424 shares issued and outstanding as of July 31, 2017 and October 31, 2016, respectively	6	4
Additional paid-in capital	1,033,744	1,004,566
Accumulated deficit	(933,554)	(889,630)
Accumulated other comprehensive loss	(383)	(544)
Treasury stock, Common, at cost (88,861 and 21,527 shares as of July 31, 2017 and October 31, 2016, respectively)	(280)	(179)
Deferred compensation	280	179
Total shareholders’ equity	99,813	114,396
Total liabilities and shareholders' equity	$317,268	$340,729

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended July 31,
	2017	2016
Revenues:
Product (including $0.1 million and $12.0 million of related party revenues)	$611	$13,681
Service and license (including $1.3 million and $2.3 million of related party revenues)	4,809	4,280
Generation	1,690	200
Advanced technologies	3,248	3,555
Total revenues	10,358	21,716
Costs of revenues:
Product	4,266	13,740
Service and license	4,453	4,087
Generation	1,500	197
Advanced technologies	2,765	3,258
Total costs of revenues	12,984	21,282
Gross (loss) profit	(2,626)	434
Operating expenses:
Administrative and selling expenses	6,310	5,458
Research and development expenses	5,394	5,299
Total costs and expenses	11,704	10,757
Loss from operations	(14,330)	(10,323)
Interest expense	(2,279)	(1,373)
Other (expense) income, net	(393)	749
Loss before provision for income taxes	(17,002)	(10,947)
Benefit (provision) for income taxes	1	(120)
Net loss	(17,001)	(11,067)
Net loss attributable to noncontrolling interest	—	57
Net loss attributable to FuelCell Energy, Inc.	(17,001)	(11,010)
Preferred stock dividends	(800)	(800)
Net loss attributable to common shareholders	$(17,801)	$(11,810)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(0.31)	$(0.38)
Basic and diluted weighted average shares outstanding	57,420,050	31,015,658

	Three Months Ended July 31,
	2017	2016
Net loss	(17,001)	(11,067)
Other comprehensive loss:
Foreign currency translation adjustments	199	(228)
Total comprehensive loss	$(16,802)	$(11,295)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Nine Months Ended July 31,
	2017	2016
Revenues:
Product (including $0.4 million and $37.3 million of related party revenues)	$3,155	$54,178
Service and license (including $4.2 million and $6.9 million of related party revenues)	24,337	20,840
Generation	5,409	533
Advanced technologies	14,876	8,228
Total revenues	47,777	83,779
Costs of revenues:
Product	11,525	53,247
Service and license	22,878	21,527
Generation	3,909	596
Advanced technologies	9,895	8,298
Total costs of revenues	48,207	83,668
Gross (loss) profit	(430)	111
Operating expenses:
Administrative and selling expenses	18,797	18,939
Research and development expenses	16,172	15,720
Restructuring expense	1,355	—
Total costs and expenses	36,324	34,659
Loss from operations	(36,754)	(34,548)
Interest expense	(6,856)	(3,200)
Other expense, net	(270)	(110)
Loss before provision for income taxes	(43,880)	(37,858)
Provision for income taxes	(44)	(402)
Net loss	(43,924)	(38,260)
Net loss attributable to noncontrolling interest	—	165
Net loss attributable to FuelCell Energy, Inc.	(43,924)	(38,095)
Preferred stock dividends	(2,400)	(2,400)
Net loss attributable to common shareholders	$(46,324)	$(40,495)
Loss per share basic and diluted:
Net loss per share attributable to common shareholders	$(1.01)	$(1.41)
Basic and diluted weighted average shares outstanding	45,903,033	28,680,596

	Nine Months Ended July 31,
	2017	2016
Net loss	(43,924)	(38,260)
Other comprehensive loss:
Foreign currency translation adjustments	161	(26)
Total comprehensive loss	$(43,763)	$(38,286)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(43,924)	$(38,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,432	2,530
Loss (gain) from change in fair value of embedded derivatives	94	(16)
Depreciation	6,502	3,583
Interest expense on preferred stock and debt obligations	4,607	2,193
Unrealized foreign exchange losses	1,052	41
Other non-cash transactions, net	165	303
(Increase) decrease in operating assets:
Accounts receivable	(9,296)	26,590
Inventories	(5,460)	(12,450)
Project assets	—	(15,459)
Other assets	85	108
(Decrease) increase in operating liabilities:
Accounts payable	(8,147)	(196)
Accrued liabilities	(7,547)	(145)
Deferred revenue	616	(15,333)
Net cash used in operating activities	(57,821)	(46,511)
Cash flows from investing activities:
Capital expenditures	(10,469)	(3,962)
Project asset expenditures	(12,796)	(6,505)
Cash acquired from asset acquisition	633	—
Net cash used in investing activities	(22,632)	(10,467)
Cash flows from financing activities:
Repayment of debt	(7,467)	(9,549)
Proceeds from debt	17,891	44,781
Payment of deferred financing costs	(119)	(994)
Payment of preferred dividends and return of capital	(3,102)	(3,125)
Cash received for common stock issued for stock plans	86	177
Proceeds from sale of common stock, prefunded warrants and warrant exercises, net	28,455	68,785
Net cash provided by financing activities	35,744	100,075
Effects on cash from changes in foreign currency rates	161	(26)
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,548)	43,071
Cash, cash equivalents and restricted cash-beginning of period	118,316	85,740
Cash, cash equivalents and restricted cash-end of period	$73,768	$128,811
Supplemental cash flow disclosures:
Cash interest paid	$2,022	$1,295
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	$50	$105
Noncash reclass of inventory to project assets	$7,282	—
Assumption of debt in conjunction with asset acquisition	$2,289	$—
Acquisition of project assets	$2,386	$—
Accrued purchase of fixed assets, cash paid in subsequent period	$1,581	$453
Accrued purchase of project assets, cash paid in subsequent period	$2,597	$—

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1.  Nature of Business and Basis of Presentation

FuelCell Energy, Inc. together with its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a leading integrated fuel cell company with a growing global presence.  We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants.  Our SureSource power plants predictably generate electricity and usable high quality heat for commercial, industrial, government and utility customers.  We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cells and other fuel cell technologies.  Our operations are funded primarily through sales of equity instruments to strategic investors or in public markets, corporate and project level debt financing and local or state government loans or grants.  In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and production and in our cost reduction efforts.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the three and nine months ended July 31, 2017  have been included.  All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The balance sheet as of October 31, 2016 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2016, which are contained in our Annual Report on Form 10-K previously filed with the SEC.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Certain reclassifications have been made to conform to the current year presentation.  The Company has adopted Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest effective January 31, 2017, and retrospective application is required which resulted in a reclassification in our Consolidated Balance Sheet as of October 31, 2016 of $0.3 million of debt issuance costs from Current assets to be a direct deduction from Current portion of long-term debt and a reclassification in our Consolidated Balance Sheet as of October 31, 2016 of $1.1 million of debt issuance costs from Other assets, net to be a direct deduction from Long-term debt and other liabilities. The Company has also early adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” effective October 31, 2016 and has applied a retrospective transition method.  Accordingly, Restricted cash and cash equivalents has been reclassified as a component of “Cash, cash equivalents, and restricted cash” in the Consolidated Statement of Cash Flows for nine months ended July 31, 2016.  The Company has also included an additional line item, “Generation,” in the “Revenues” and “Cost of revenues” sections of the Statements of Operations to include revenues generated from the Company’s project assets (refer to the Revenue Recognition section below for more information).  The prior year amounts associated with power purchase agreements have been reclassified to the new “Generation” line item.

Revenue Recognition

We earn revenue from (i) the sale and installation of fuel cell power plants (ii) the sale of component part kits, modules and spare parts to customers, (iii) site engineering and construction services, (iv) performance under long-term service agreements, (v) the sale of electricity and other value streams under power purchase agreements (“PPAs”) and project assets retained by the Company under sales-leaseback transactions, (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) government and customer-sponsored advanced technology projects.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Given the growing revenue related to PPAs and project assets retained by the Company, beginning in the first quarter of 2017, the Company began classifying such revenues in a separate line item called Generation, and prior period amounts have been reclassified.  As further clarification, revenue elements are classified as follows:

Product. Includes the sale and installation of fuel cell power plants, the sale of component part kits, modules and spare parts to customers, and site engineering and construction services.

Service and license. Includes performance under long-term service agreements for power plants owned by third parties and license fees and royalty income from manufacturing and technology transfer agreements.

Generation. Includes the sale of electricity under PPAs and project assets retained by the Company, and revenue received from the sale of other value streams from these assets including the sale of heat, steam and renewable energy credits.

Advanced technologies. Includes revenue from customer-sponsored and government-sponsored advanced technology projects that is recorded as “Advanced technologies” revenues in the Consolidated Statements of Operations.

Our revenue is primarily generated from customers located throughout the U.S., Europe and Asia and from agencies of the U.S. Government.

For customer contracts for complete SureSource power plants, with which the Company has adequate cost history and estimating experience, and with respect to which management believes it can reasonably estimate total contract costs, revenue is recognized under the percentage of completion method of accounting. The use of percentage of completion accounting requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, project managers and other personnel, who review each long-term contract on a quarterly basis to assess the contract’s schedule, performance, technical matters and estimated cost at completion. When changes in estimated contract costs are identified, such revisions may result in current period adjustments to operations applicable to performance in prior periods. Revenues are recognized based on the percentage of the contract value that incurred costs to date bear to estimated total contract costs, after giving effect to estimates of costs to complete based on most recent information. For customer contracts for new or significantly customized products, where management does not believe it has the ability to reasonably estimate total contract costs, revenue is recognized using the completed contract method and therefore all revenue and costs for the contract are deferred and not recognized until installation and acceptance of the power plant is complete. We recognize anticipated contract losses as soon as they become known and estimable.  Actual results could vary from initial estimates and estimates will be updated as conditions change.  Site engineering and construction services revenue is recognized on a percentage of completion basis as costs are incurred.

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

The Company receives license fees and royalty income from POSCO Energy (“POSCO”) as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012.  The Cell Technology Transfer Agreement we entered into on October 31, 2012 provides POSCO with a technology license to manufacture SureSource power plants in South Korea.  On March 17, 2017, the Company entered into a Memorandum of Understanding (“2017 MOU”) with POSCO to engage in discussions to further amend the above referenced agreements and other agreements between the parties, as well as engaging in discussions relating to entering into new agreements to further the parties mutual interests. The 2017 MOU contemplates that POSCO will continue to service the existing installed base of fuel cell plants in South Korea.  In addition, the 2017 MOU contemplates entering into a module procurement agreement with POSCO that the Company anticipates will provide that POSCO will commit to a specified level of module purchases from the Company to supplement its own local manufacturing for servicing its existing fleet. Definitive agreements are expected to be finalized in 2017 subject to completion of due diligence, regulatory approvals, and customary closing conditions.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Pursuant to the 2017 MOU, the Company commenced marketing the entire suite of SureSource solutions in South Korea as well as the broader Asian markets for the supply, recovery and storage of energy.

Under PPAs and project assets retained by the Company, revenue from the sale of electricity and other value streams is recognized as electricity is provided to the customer.  These revenues are classified as a component of generation revenues.

Advanced technologies contracts include both private industry and government entities.  Revenue from most government sponsored advanced technology projects is recognized as direct costs are incurred plus allowable overhead less cost share requirements, if any.  Revenue from fixed price advanced technology projects is recognized using percentage of completion accounting. Advanced technology programs are often multi-year projects or structured in phases with subsequent phases dependent on reaching certain milestones prior to additional funding being authorized.  Government contracts are typically structured with cost-reimbursement and/or cost-shared type contracts or cooperative agreements. We are reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract or cooperative agreement, and on certain contracts we are reimbursed only a portion of the costs incurred.

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

Related Parties

POSCO is a related party and owned approximately 4.0% of the outstanding common shares of the Company as of July 31, 2017.  Revenues from POSCO for the three months ended July 31, 2017 and 2016 represent 13% and 65%, respectively, of consolidated revenues and revenues from POSCO for the nine months ended July 31, 2017 and 2016 represent 9% and 52%, respectively, of consolidated revenues.

NRG Energy, Inc. (“NRG”) is a related party and owned approximately 2.0% of the outstanding common shares of the Company as of July 31, 2017.  NRG Yield is a dividend growth-oriented company formed by NRG that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States.  Revenues from NRG and NRG Yield for the three months ended July 31, 2017 and 2016 represent 0.6% and 0.3%, respectively, of consolidated revenues and revenues form NRG and NRG Yield for the nine months ended July 31, 2017 and 2016 represent 0.4% and 0.2%, respectively, of consolidated revenues.

Recent Developments

Production Rate Adjustment:  In June 2017, the Company reduced its production to approximately fifteen megawatts on an annualized basis. This adjustment was made to manage inventory levels, prepare to transition to new product introductions and complete certain building expansion activities. From June through September 2017 approximately 110 manufacturing employees will work shortened work weeks. The Company is participating in the State of Connecticut’s “Shared Work Program” allowing affected employees to collect unemployment benefits for days they do not work.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates.

Note 2.  Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash.”  The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company early-adopted ASU 2016-18 as of October 31, 2016 using the retrospective transition method.  Accordingly, the Consolidated Statement of Cash Flows for the nine months ended July 31, 2016 has been revised to include “Restricted cash and cash equivalents” as a component of “cash, cash equivalents, and restricted cash.”

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU simplifies the presentation of debt issuance costs by requiring that such costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt instrument, consistent with debt discounts. The Company has adopted ASU 2015-03 effective January 31, 2017 and retrospective application is required which resulted in a reclassification in our Consolidated Balance Sheet as of October 31, 2016 of $0.3 million of debt issuance costs from Current assets to be a direct deduction from “Current portion of long-term debt” and a reclassification in our Consolidated Balance Sheet as of October 31, 2016 of $1.1 million of debt issuance costs from “Other assets” to be a direct deduction from Long-term debt and other liabilities.

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

Recent Accounting Guidance Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (first quarter of fiscal year 2020 for the Company). Early adoption is permitted. The Company has both operating and capital leases (refer to Note 16. Commitments and contingences) as well as sale-leasebacks accounted for under the finance method and may have other arrangements that contain embedded leases as characterized in this ASU.  We expect this will result in the recognition of right-of-use assets and lease liabilities not currently recorded in our consolidated financial statements under existing accounting guidance, however we are still evaluating all of the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year to fiscal years, and interim periods within those fiscal years beginning after December 15, 2017 (first quarter of fiscal year 2019 for the Company), but allow adoption as of the original adoption date.  The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored advanced technology projects.  This requires application of various revenue recognition methods under current accounting guidance.  Although we anticipate that, upon adoption of this new ASU the timing of revenue recognition for certain of our revenue sources might change, we are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606).”  This topic provides narrow-scope improvements and practical expedients regarding collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.  We have initiated a review of the contracts for our significant revenue streams to understand the impact of the adoption of this ASU.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 3.  Restructuring

On November 30, 2016, a business restructuring was announced to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan.

The Company reduced materials spend as well as implemented various cost control initiatives.  The workforce was reduced at both the North American production facility in Torrington, Connecticut, as well as at the corporate offices in Danbury, Connecticut and remote locations. A total of 96 positions, or approximately 17% of the Company’s global workforce, were eliminated.  The production rate was reduced to twenty-five megawatts annually, from the prior rate of fifty megawatts annually, in order to position for delays in anticipated order flow.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates, with any future increases being undertaken from what is now a lower cost basis (refer to Note 1. Nature of Business and Basis of Presentation for further information on production rate reductions).  Restructuring expense relating to eliminated positions of $1.4 million has been recorded for the nine months ended July 31, 2017, which has been presented on a separate caption in the Consolidated Statement of Operations.

Note 4.  Accounts Receivable

Accounts receivable as of July 31, 2017 and October 31, 2016 consisted of the following:

	July 31,	October 31,
	2017	2016
Commercial Revenue:
Amount billed	$3,494	$5,411
Unbilled recoverable costs (2)	11,590	13,651
	15,084	19,062
Advanced Technology (including U.S. Government(1)):
Amount billed	2,231	2,463
Unbilled recoverable costs	9,001	3,068
	11,232	5,531
Accounts receivable, net	$26,316	$24,593

(1)	Total U.S. Government accounts receivable outstanding as of July 31, 2017 and October 31, 2016 were $3.7 million and $2.2 million, respectively.
(2)	Additional unbilled recoverable costs of $13.0 million and $5.7 million are included within “Other assets” as of July 31, 2017 and October 31, 2016, respectively.

We bill customers for power plant sales based on certain contractual milestones being reached.  We bill service agreements based on the contract price and billing terms of the contracts. Generally, our advanced technology contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs.  Some advanced technology contracts are billed based on contractual milestones or costs incurred.  Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed.  Accounts receivable are presented net of an allowance for doubtful accounts of $0.1 million and $0.2 million as of July 31, 2017 and October 31, 2016, respectively.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Accounts receivable from commercial customers (including unbilled recoverable costs) included amounts due from POSCO of $2.0 million and $5.0 million as of July 31, 2017 and October 31, 2016, respectively and amounts due from NRG and NRG Yield of $0.02 million and $0.1 million as of July 31, 2017 and October 31, 2016, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 5.  Inventories

The components of inventories as of July 31, 2017 and October 31, 2016 consisted of the following:

	July 31,	October 31,
	2017	2016
Raw materials	$22,525	$25,286
Work-in-process (1)	49,459	48,520
Inventories	$71,984	$73,806

(1)	Included in work-in-process as of July 31, 2017 and October 31, 2016 was $40.1 million and $40.6 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.

Raw materials and work in process are net of a valuation allowance of approximately $0.2 million as of July 31, 2017 and October 31, 2016.

Note 6.  Project Assets

Project assets as of July 31, 2017 and October 31, 2016 were $67.2 million and $47.1 million, respectively.  Project assets as of July 31, 2017 include $31.4 million which represents four completed, commissioned installations where we have a PPA with the end-user of power and site host.  These assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”), which are recorded under the financing method of accounting for a sale-leaseback.  Under the finance method, the Company does not recognize the proceeds received from the lessor as a sale of such assets.  The Project assets balance also includes assets aggregating $32.4 million which are being constructed by the Company under PPAs which have been executed or are expected to be executed in fiscal year 2017.

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a membership interest purchase agreement with GW Power LLC (“Seller”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from Seller.  Seller assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association.  The Company adopted ASU 2017-01 which resulted in the transaction being accounted for as an asset acquisition of a power plant with a fair value of $2.3 million ($2.0 million as of July 31, 2017) which has been classified as a long-term project asset in support of an Energy Purchase Agreement.

Project construction costs incurred for the long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.  The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 14 for more information).

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 7.  Other Current Assets

Other current assets as of July 31, 2017 and October 31, 2016 consisted of the following:

	July 31,	October 31,
	2017	2016
Advance payments to vendors (1)	$800	$1,247
Deferred finance costs (2)	129	152
Notes receivable (3)	—	1,007
Prepaid expenses and other (4)	5,082	7,775
Other current assets	$6,011	$10,181

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)

Represents the current portion of direct deferred finance costs that relate primarily to securing a $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility.

(3)	Notes receivable were included in the consideration paid for the acquired fuel cell power plant discussed in Note 6.
(4)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 8.  Goodwill and Intangible Asset

As of July 31, 2017 and October 31, 2016, the Company had goodwill of $4.1 million and an intangible asset of $9.6 million associated with the December 2012 acquisition of Versa Power Systems.  The intangible asset represents indefinite lived in-process research and development for cumulative research and development efforts associated with the development of solid oxide fuel cells (SOFC) stationary power generation.

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2017.   The Company performed a quantitative assessment in the prior year and determined that the estimated fair value of the reporting unit and in-process research and development intangible asset exceeded the respective carrying value and therefore no impairment was recognized as of July 31, 2016.  The Company performed a qualitative assessment for the current year and determined that it was more likely than not that there was no impairment of goodwill or the indefinite lived intangible asset.

Note 9.  Other Assets

Other assets as of July 31, 2017 and October 31, 2016 consisted of the following:

	July 31,	October 31,
	2017	2016
Long-term accounts receivable (1)	$—	$8,353
Long-term stack residual value (2)	657	—
Deferred finance costs (3)	129	225
Long-term unbilled recoverable costs (4)	13,032	5,714
Other (5)	2,627	2,123
Other assets	$16,445	$16,415

(1)

The balance as of October 31, 2016 represents receivables, which were subsequently collected and relate to project and stack replacement reserve accounts for a sale-leaseback transaction.  As of July 31, 2017, the funds were recorded as long-term restricted cash.

(2)

Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement.  If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.  The increase from October 31, 2016 represents residual value for two module replacements performed during the nine months ended July 31, 2017.

(3)	Represents the long-term portion of direct deferred finance costs relating to the Company’s loan facility with NRG which is being amortized over the five-year life of the facility.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

(4)	Represents unbilled recoverable costs that relate to revenue recognized on customer contracts that will be billed in future periods in excess of twelve months from July 31, 2017.
(5)

The Company entered into an agreement with one of its customers on June 29, 2016 which includes a fee for the purchase of the plants at the end of the term of the agreement.  The option fee is payable in installments over the term of the agreement and the total paid as of July 31, 2017 was $1.4 million.  Also included within other are long-term security deposits.

Note 10.  Accrued Liabilities

Accrued liabilities as of July 31, 2017 and October 31, 2016 consisted of the following:

	July 31,	October 31,
	2017	2016
Accrued payroll and employee benefits	$4,311	$4,183
Accrued contract loss	29	—
Accrued product warranty cost (1)	226	516
Accrued material purchases (2)	3,199	6,908
Accrued service agreement costs (3)	3,076	6,030
Accrued taxes, legal, professional and other	2,281	3,263
Accrued liabilities	$13,122	$20,900

(1)

Activity in the accrued product warranty costs for the nine months ended July 31, 2017 included additions for estimates of future warranty obligations of $0.5 million on contracts in the warranty period and reductions related to actual warranty spend of $0.8 million as contracts progress through the warranty period or are beyond the warranty period.

(2)

The Company acts as a procurement agent for POSCO under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO’s behalf for its Asian production facility.  This liability represents amounts received for the purchase of materials on behalf of POSCO.  Amounts due to vendors is recorded as “Accounts payable.”

(3)

Activity in service agreement costs represents a decrease in loss accruals on service contracts of $1.8 million from $2.7 million as of October 31, 2016 to $0.9 million as of July 31, 2017.  The decrease primarily relates to module exchanges performed during the nine months ended July 31, 2017.  The accruals for performance guarantees also decreased from $3.3 million as of October 31, 2016 to $2.1 million as of July 31, 2017 resulting from guarantee payments to customers partially offset by additional accruals for the minimum output falling below the contract requirements for certain service agreements.

Note 11.  Shareholders’ Equity

Changes in shareholders’ equity

Changes in shareholders’ equity were as follows for the nine months ended July 31, 2017:

Total Shareholders’ Equity
Balance as of October 31, 2016	$114,396
Share-based compensation	3,432
Sale of common stock, net	12,427
Sale of common stock and warrants, public offering	13,888
Warrant exercises	1,782
Stock issued under benefit plans net of taxes paid upon vesting of restricted stock awards	51
Preferred dividends – Series B	(2,400)
Other comprehensive income - foreign currency translation adjustments	161
Net loss	(43,924)
Balance as of July 31, 2017	$99,813

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Common Stock Sales

The Company may sell common stock on the open market from time to time under an effective shelf registration statement.  The proceeds of these sales is used for general corporate purposes or to pay obligations related to the outstanding Series 1 preferred shares of our subsidiary, FCE FuelCell Energy, Ltd., and the Company’s outstanding Series B preferred shares. During the nine months ended July 31, 2017, the Company sold 7.2 million shares of the Company’s common stock at prevailing market prices through periodic trades on the open market and raised approximately $12.4 million, net of fees.

Public Offering and Outstanding Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 12,000,000 shares of its common stock, (ii) Series C warrants to purchase 12,000,000 shares of its common stock and (iii) Series D warrants to purchase 12,000,000 shares of its common stock, for gross proceeds of approximately $15.4 million, at a public offering price of $1.28 per share and accompanying warrants. Total net proceeds to the Company were approximately $13.9 million.  The Series C warrants have an exercise price of $1.28 per share and a term of one year.  The Series D warrants have an exercise price of $1.60 per share and a term of five years.  A total of 1,377,540 shares of common stock were issued during the third quarter of fiscal year 2017 upon the exercise of Series D warrants and the Company received total proceeds of $1.8 million.

On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC.  In conjunction with the offering the Company issued 7,680,000 Series A Warrants, all of which remained outstanding as of July 31, 2017, at an exercise price of $5.83 per share.  The Company also issued 4,926,000 prefunded Series B Warrants.  There were 3,826,000 prefunded Series B Warrants outstanding as of October 31, 2016, all of which were exercised during the nine months ended July 31, 2017.

On July 30, 2014, the Company issued a warrant to NRG in conjunction with the entry into a Securities Purchase Agreement for the sale of common stock.  Pursuant to the warrant agreement, NRG had the right to purchase up to 0.2 million shares of the Company’s common stock at an exercise price of $40.20 per share. The warrants expired on July 30, 2017.

Note 12.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Numerator
Net loss	$(17,001)	$(11,067)	$(43,924)	$(38,260)
Net loss attributable to noncontrolling interest	—	57	—	165
Preferred stock dividend	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common shareholders	$(17,801)	$(11,810)	$(46,324)	$(40,495)
Denominator
Weighted average basic common shares	57,420,050	31,015,658	45,903,033	28,680,596
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	57,420,050	31,015,658	45,903,033	28,680,596
Basic loss per share	$(0.31)	$(0.38)	$(1.01)	$(1.41)
Diluted loss per share (1)	$(0.31)	$(0.38)	$(1.01)	$(1.41)

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

(1)

Due to the net loss to common shareholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.  As of July 31, 2017 and 2016, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2017	2016
May 2017 Offering - Series C Warrants	12,000,000	—
May 2017 Offering - Series D Warrants	10,622,460	—
July 2016 Offering - Series A Warrants	7,680,000	7,680,000
July 2016 Offering - Series B Warrants	—	4,926,000
July 2014 Offering - NRG Warrant	—	166,666
Outstanding options to purchase common stock	316,330	247,776
Unvested Restricted Stock Awards	2,004,330	910,079
5% Series B Cumulative Convertible Preferred Stock	454,043	454,043
Series 1 Preferred Shares to satisfy conversion requirements	15,166	15,166
Total potentially dilutive securities	33,092,329	14,399,730

Refer to Note 12, Redeemable Preferred Stock, which is included in our Annual Report on Form 10-K for the year ended October 31, 2016, for information on the calculation of the common shares upon conversion.

Note 13.  Restricted Cash

As of July 31, 2017, there was $38.1 million of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $34.1 million of restricted cash and cash equivalents pledged as of October 31, 2016. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor’s Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term.  The restricted cash balance as of July 31, 2017 also includes $17.0 million to support obligations related to PNC sale-leaseback transactions.  As of July 31, 2017 and October 31, 2016, outstanding letters of credit totaled $2.9 million and $7.9 million, respectively.  These expire on various dates through April 2019.

Note 14.  Debt and Finance Obligation

Debt as of July 31, 2017 and October 31, 2016, consisted of the following:

	July 31,	October 31,
	2017	2016
Connecticut Development Authority Note	$2,410	$2,589
CT Green Bank Note	6,052	6,050
NRG Energy, Inc. Loan Agreement	—	1,755
PNC Energy Capital, LLC Finance Obligation	46,980	41,603
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	21,229	20,521
New Britain Renewable Energy Term Loan	1,845	—
Capitalized lease obligations	738	660
Deferred finance costs	(1,415)	(1,408)
Total debt	$87,839	$81,770
Current portion of long-term debt and finance obligation	(21,738)	(5,010)
Long-term debt	$66,101	$76,760

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

The Company has a long-term loan agreement with the CT Green Bank totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0 percent.  Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project’s provisional acceptance date, which is December 20, 2021, payable in forty-eight equal monthly installments.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.

In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into a Loan Agreement (the “Loan Agreement”) with NRG.  Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility for the purpose of accelerating project development by the Company and its subsidiaries.  We may draw on the facility to finance the construction of projects through the commercial operating date of the power plants.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.

In 2015, the Company entered into an agreement with PNC, whereby the Company’s project finance subsidiaries may enter into sale-leaseback agreements for commissioned projects where we have entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitute payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations.  The outstanding finance obligation balance as of July 31, 2017 was $47.0 million and the increase from October 31, 2016 includes a sale-leaseback transaction which was completed in December 2016 and the recognition of interest expense offset by lease payments.

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million for the first phase of the expansion project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreement securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2.0 percent is payable beginning in December 2015.  The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to half of the loan principal if certain job retention and job creation targets are reached.  On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain of the job creation target dates.

In April 2016, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The Company drew down $20.0 million during fiscal year 2016.  The loan is a 30 month secured facility and the term loan interest was previously 9.5 percent and increased to 9.75 percent resulting from the increase in the prime rate.  Interest is paid on a monthly basis.  Interest only payments were to be made for the first 18 months as a result of the Company achieving certain milestones.  In addition to interest, principal payments are to commence on November 1, 2017 in equal monthly installments.  The loan balance and all accrued and unpaid interest is due and payable by October 1, 2018.  Per the terms of the loan and security agreement, there is an end of term charge of $1.7 million which is being accreted over the 30 month term using the effective interest rate method.

As collateral for obligations under the loan and security agreement, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and hereafter-acquired assets except for intellectual property and certain other excluded assets. Collateral does not include assets held by FuelCell Finance or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners. The loan contains a financial covenant whereby the Company is required to maintain an unrestricted cash balance of at least (a) 75% of the outstanding Loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the date payment was issued.

In November 2016, in connection with the acquisition of NBRE, debt with Webster Bank was assumed as a part of the transaction in the amount of $2.3 million.  The term loan interest rate is 5.0 percent and payments are due on a quarterly basis commencing in January 2017.  The balance outstanding as of July 31, 2017 was $1.8 million.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The Company leases computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Direct deferred finance costs relate primarily to sale-leaseback transactions entered into with PNC which are being amortized over the ten-year term and direct deferred finance costs relating to the Hercules loan and security agreement entered into in April 2016 which is being amortized over the 30 month life of the loan.

Note 15.  Benefit Plans

The Company has 2006 and 2010 Equity Incentive Plans (collectively, the “Equity Plans”).  In April 2017, the number of shares of common stock reserved for issuance under the 2010 Equity Incentive Plan was increased to 4.5 million shares. As of July 31, 2017 there were 0.2 million shares available for grant under the 2010 Equity Incentive Plan.  As of July 31, 2017, equity awards outstanding consisted of incentive stock options, nonstatutory stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).

Restricted Stock Awards and Units

RSAs and RSUs granted during the nine months ended July 31, 2017 totaled 2.6 million. RSA and RSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period which is either over 3 or 4 years.  As of July 31, 2017, there were 3.1 million total RSAs and RSUs outstanding.

Stock Awards

During the nine months ended July 31, 2017, the Company awarded 86,000 shares of fully vested, unrestricted common stock to the independent members of its board of directors as a component of board of director compensation which resulted in recognition of $0.1 million of expense.

Note 16.  Commitments and Contingencies

Lease Agreements

As of July 31, 2017 and October 31, 2016, the Company had equipment financing and capital lease obligations of $0.7 million.  Payment terms are generally thirty-six months from the date of acceptance for leased equipment.

The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.

Non-cancelable minimum payments applicable to operating and capital leases as of July 31, 2017 were as follows (in thousands):

	Operating Leases	Capital Leases
Due Year 1	$1,324	$384
Due Year 2	966	244
Due Year 3	497	90
Due Year 4	350	15
Due Year 5	374	5
Thereafter	3,471	—
Total	$6,982	$738

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Service Agreements

Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module. An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred at a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $2.1 million and $3.3 million as of July 31, 2017 and October 31, 2016, respectively, and is recorded in “Accrued liabilities.”

Our loss accrual on service agreements, excluding the accrual for performance guarantees, totaled $0.9 million and $2.7 million as of July 31, 2017 and October 31, 2016, respectively, and is recorded in “Accrued liabilities.” Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations under each contract.  The decrease primarily relates to module exchanges performed during the nine months ended July 31, 2017.

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

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion project. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements.  The second phase of our manufacturing expansion, for which we will be eligible, subject to certain conditions to receive an additional $10.0 million in low-cost financing from the State of Connecticut, will commence as demand supports.

Other

As of July 31, 2017, the Company had unconditional purchase commitments aggregating $26.4 million, for materials, supplies and services in the normal course of business.

Under certain sales and financing agreements, the Company is contractually committed to provide compensation for any losses that its customers and finance partners may suffer in certain limited circumstances resulting from reductions in the U.S. Investment Tax Credit. Such obligations would arise as a result of reductions to the value of the underlying fuel cell projects as assessed by the U.S. Internal Revenue Service (IRS). The Company does not believe that any payments under these contracts are probable based on the facts known at the reporting date. The maximum potential future payments that the Company could have to make under these obligations would depend on the difference between the fair values of the fuel cell projects sold or financed and the values the IRS would determine as the fair value for the systems for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the Company’s agreements is based on guidelines provided by the statutory regulations from the IRS. The Company and its customers use fair values determined with the assistance of independent third-party appraisals.

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

Note 17.  Subsequent Events

20 Megawatt Order in South Korea

On August 29, 2017, we entered into a contract to sell 20 megawatts of fuel cell power plants to Hanyang Industrial Development Company Ltd. (HYD), for installation at South Korean utility Korea Southern Power Company Ltd. (KOSPO). We expect that this project will represent in excess of $60 million of product revenue and any product not shipped by the end of the fourth fiscal quarter of 2017 will be added to backlog.  Revenue for the fourth quarter of 2017 is expected to increase compared to the third quarter of 2017, as revenue begins to be recognized on this contract. Product revenue recognition will carry into fiscal year 2018.

Convertible Preferred Offering

On September 5, 2017, the Company priced an underwritten offering of 33,500 shares of convertible preferred stock (the “Series C Preferred”).  The Series C Preferred carries a 0.0% dividend and a $1.84 conversion price. Each share of Series C Preferred is being sold at a price of $895.52 for gross proceeds of approximately $30 million. FuelCell Energy intends to use the net proceeds from this offering for working capital, project financing, and general corporate purposes.  The offering closed on September 8, 2017.

In connection with the convertible preferred offering, we have agreed with Hercules to amend the loan and security agreement (1) to permit us to make certain cash payments that may be required pursuant to the terms of the Series C Preferred Shares, (2) to require us to maintain an unrestricted blocked cash balance of at least the greater of (x) (a) $20.0 million plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (y) (a) 100% of the outstanding loan balance plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (3) to add an event of default in the event of the delivery of a notice by the holders to redeem the Series C Preferred Shares following a triggering event pursuant to the certificate of designations governing the Series C Preferred Shares.

Proxy Ratification Vote

On September 5, 2017, we filed a definitive proxy statement with the SEC which provides notice to our shareholders of a special meeting of shareholders to be held on Friday, September 29, 2017 to ratify the filing and effectiveness of the certificate of amendment to our amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on December 3, 2015 and the 1-for-12 reverse stock split of our common stock that was effected thereby and became effective on December 3, 2015.

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

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 in the section entitled “Item 1A. Risk Factors,” the risks described in Part II, Item 1A of this report, and the following:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants for coal and gas-fired central generation; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; rapid technological change; competition; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our and POSCO Energy’s (“POSCO”) ability to develop the market in Asia, deploy SureSource power plants and successfully operate POSCO’s Asian manufacturing facility; our ability to implement our strategy; our ability to reduce our levelized cost of energy; the risk that commercial field trials of our products will not occur when anticipated; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers.

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, excess, slow-moving and obsolete inventories, product warranty costs, loss accruals on service agreements, allowance for uncollectible receivables, depreciation and amortization, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, income taxes, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy, Inc. delivers efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development, install, operate and maintain megawatt-scale fuel cell systems, serving utilities, industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, carbon capture, local hydrogen production for transportation and industry, and long duration energy storage.  Our plants are operating in more than 50 locations on three continents and have generated more than 6.6 million megawatt hours (MWh) of electricity, which is equivalent to powering more than 595,200 average sized U.S. homes for one year.

We provide comprehensive turn-key power generation solutions to our customers including installation of the power plants as well as operating and maintaining the plants under multi-year service agreements. We target large-scale power users with our megawatt-class installations.  As a reference, one megawatt is adequate to power approximately 1,000 average sized US homes.  Our customer base includes utility companies, municipalities, universities, government entities and businesses in a variety of industrial and commercial enterprises. Our leading geographic markets are South Korea and the United States and we are pursuing expanding opportunities in Asia and Europe.

Our value proposition provides highly efficient and environmentally friendly power generation with easy-to-site stationary fuel cell power plants.  The power plants are located in populated areas as they are virtually pollutant free, operate quietly and without vibrations, and have only modest space requirements.  Locating the power generation near the point of use provides many advantages, including less reliance on or even avoidance of the transmission grid, leading to enhanced energy security and power reliability.  Our power plants provide electricity priced competitively to grid-delivered electricity in certain high cost regions and our strategy is to continue to reduce costs, which is expected to lead to wider adoption.

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

Recent Developments

Korea Market Developments. In June 2017, a bid in which the Company participated was awarded a 20 megawatt project by a Korean utility. On August 29, 2017, the Company entered into a contract with Hanyang Industrial Development Co., Ltd (“HYD”) pursuant to which the Company will provide equipment for a fuel cell project with Korea Southern Power Co., Ltd. (“KOSPO”).  The SureSource 3000TM power plants will cleanly produce electricity and thermal energy to support a district heating system.  Construction is expected to begin in 2017 and the installation is expected to be operational in 2018, illustrating the relatively rapid deployment of fuel cell parks.  HYD is a leading global construction company and will provide the engineering, procurement and construction services for the project. The value of the equipment sale contract to the Company is in excess of $60 million USD. In addition, the Company expects to sign a 20 year services agreement with KOSPO with a value in excess of $130 million USD.

U.S. Market Developments. In July 2017 the Company was awarded fuel cell projects totaling 39.8 megawatts by LIPA under the Fuel Cell Resources Feed-in Tariff.  This 40 megawatt FIT IV program is structured to enhance energy resiliency with clean local power generation for western Long Island, New York.  Long Island Power Authority (LIPA) will purchase the power from the fuel cell projects under 20 year power purchase agreements.  The Company will install, operate and maintain the fuel cell power plants. Each fuel cell project, as described below, will supply a different LIPA electrical substation on Long Island:

•	An 18.5 megawatt project located near the Brookhaven Rail Terminal in Bethpage consisting of five SureSource 4000TM power plants;
•

A 13.9 megawatt combined heat and power project in the town of Brookhaven consisting of three SureSource 4000TM power plants and one SureSource 3000TM power plant plus an absorption chilling system that will provide thermal energy to a neighboring commercial business; and

•	A 7.4 megawatt project in the village of Yaphank consisting of two SureSource 4000TM power plants.

The next steps in project development include working with the utility on the interconnection agreements, executing power purchase agreements, and finalizing site engineering.  Upon execution of power purchase agreements (expected in late 2017), the projects will become contracted backlog. Contracted revenues over the twenty year operating period are expected to be greater than $800 million based on committed pricing and expected power generation over the term.

Production Rate Adjustment. In June 2017, the Company reduced its production to approximately fifteen megawatts on an annualized basis. This adjustment was made to manage inventory levels, prepare to transition to new product introductions and complete certain building expansion activities. From June through September 2017 approximately 110 manufacturing employees will work shortened work weeks. The Company is participating in the State of Connecticut’s “Shared Work Program” allowing affected employees to collect unemployment benefits for days they do not work.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates.

POSCO Energy MOU. On March 17, 2017, the Company entered into a Memorandum of Understanding (“2017 MOU”) with POSCO Energy to engage in discussions to further amend the manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012 and other agreements between the parties, as well as engaging in discussions relating to entering into new agreements to further the parties’ mutual interests. The 2017 MOU contemplates that POSCO will continue to service the existing installed base of fuel cell plants in South Korea. In addition, the 2017 MOU contemplates entering into a module procurement agreement with POSCO that the Company anticipates will provide that POSCO will commit to a specified level of module purchases from the Company to supplement its own local manufacturing for servicing its existing fleet. Definitive agreements are expected to be finalized in 2017 subject to completion of due diligence, regulatory approvals, and customary closing conditions.

Pursuant to the 2017 MOU, the Company has commenced marketing the entire suite of SureSource solutions in South Korea as well as the broader Asian markets for the supply, recovery and storage of energy.

Convertible Preferred Offering

On September 5, 2017, the Company priced an underwritten offering of 33,500 shares of convertible preferred stock (the “Series C Preferred”).  The Series C Preferred carries a 0.0% dividend and a $1.84 conversion price. Each share of Series C Preferred is being sold at a price of $895.52 for gross proceeds of approximately $30 million. FuelCell Energy intends to use the net proceeds from this offering for working capital, project financing, and general corporate purposes.  The offering closed on September 8, 2017.

In connection with the convertible preferred offering, we have agreed with Hercules to amend the loan and security agreement (1) to permit us to make certain cash payments that may be required pursuant to the terms of the Series C Preferred Shares, (2) to require us to maintain an unrestricted blocked cash balance of at least the greater of (x) (a) $20.0 million plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (y) (a) 100% of the outstanding loan balance plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (3) to add an event of default in the event of the delivery of a notice by the holders to redeem the Series C Preferred Shares following a triggering event pursuant to the certificate of designations governing the Series C Preferred Shares.

RESULTS OF OPERATIONS

Management evaluates the results of operations and cash flows using a variety of key performance indicators, including revenues compared to prior periods and internal forecasts, costs of our products and results of our “cost-out” initiatives, and operating cash use. These are discussed throughout the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A section.

Comparison of Three Months Ended July 31, 2017 and 2016

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Total revenues	$10,358	$21,716	$(11,358)	-52%
Total costs of revenues	$12,984	$21,282	$(8,298)	-39%
Gross (loss) profit	$(2,626)	$434	$(3,060)	-705%
Gross (loss) margin	(25.4)%	2.0%

Total revenues for the three months ended July 31, 2017 of $10.4 million reflects a decrease of $11.4 million from $21.7 million for the same period in the prior year.  Total cost of revenues for the three months ended July 31, 2017 decreased by $8.3 million to $13.0 million from $21.3 million during the same period in the prior year. A discussion of the changes in product sales and cost of sales, service and license revenues and cost of revenues, generation revenues and cost of revenues and advanced technologies contract revenues and cost of revenues follows.

Product sales

Our product sales, cost of sales and gross profit for three months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Product sales	$611	$13,681	$(13,070)	-96%
Cost of product sales	4,266	13,740	(9,474)	-69%
Gross loss from product sales	$(3,655)	$(59)	$(3,596)	-6095%
Product sales gross loss	(598.2)%	(0.4)%

Product sales for the three months ended July 31, 2017 included $0.05 million of power plant revenue and $0.56 million of revenue related to engineering and construction services. This is compared to product sales for the three months ended July 31, 2016, which included $0.5 million of power plant revenue, $11.9 million of fuel cell module kits revenue and $1.3 million of revenue related to engineering and construction services.

The decline in revenue during the period is due primarily to lower revenue from POSCO due to no kit sales in the three months ended July 31, 2017 and the transition to a royalty-only based model.  POSCO is manufacturing cell components and modules in South Korea.  Also, the Company’s multi-year kit order with POSCO concluded at the end of fiscal year 2016 and, as a result, the Company does not expect to recognize product sales revenue during fiscal year 2017 at the levels previously recognized from POSCO Energy. The Company receives a 3.0% royalty on POSCO net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period is that certain power plants are being recognized as “Project assets” on the Consolidated Balance Sheets and accordingly, product and engineering, procurement and construction revenue is not recognized. As the Company’s development business expands, it is installing power plants for customers that have executed power purchase agreements.  The power plants are recognized as “Project assets” on the Consolidated Balance Sheets and generation revenue will be recognized as earned over the life of the power purchase agreement or as a product sale in the event the Company sells the entire project (service agreement revenues would accompany a product sale).

Cost of product sales decreased $9.5 million for the three months ended July 31, 2017 to $4.3 million, compared to $13.7 million in the same period in the prior year.  Overall gross loss was $3.7 million for the three months ended July 31, 2017. Gross loss increased from the same period in the prior year as a result of under-absorption of fixed overhead costs due to lower than normal capacity.

Service and license revenues

	Three Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Service and license revenues	$4,809	$4,280	$529	12%
Cost of service and license revenues	4,453	4,087	366	9%
Gross profit from service and license revenues	$356	$193	$163	84%
Service and license revenues gross margin	7.4%	4.5%

Revenues for the three months ended July 31, 2017 from service agreements and license fee and royalty agreements totaled $4.8 million, compared to $4.3 million for the three months ended July 31, 2016.  Service agreement revenue increased slightly from the three months ended July 31, 2016 primarily due to a higher number of module replacements in the three months ended July 31, 2017. Revenue from license, royalty and material management fees decreased to $0.6 million for the three month period ended July 31, 2017 from $1.6 million for the comparable prior year period due to lower royalties recognized.  The Company’s license and royalty agreements with POSCO included a minimum royalty which expired in December 2016.

Cost of service and license revenues increased $0.4 million to $4.5 million for the three months ended July 31, 2017 from $4.1 million for the three months ended July 31, 2016.  Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.  The increase over the comparable prior year period relates to higher expenses associated with module replacements in the three months ended July 31, 2017.

Overall gross profit was $0.4 million for the three months ended July 31, 2017. The overall gross margin percentage of 7.4 percent compares to 4.5 percent in the comparable prior year period.  Service margins were positively impacted by module exchanges during the three months ended July 31, 2017.

Service revenue from module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract.  As a result, quarterly revenue and gross profit related to module exchanges can fluctuate quarter to quarter.  Additional power plant installations would lead to growth in service revenue.

Generation revenues

	Three Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Generation revenues	$1,690	$200	$1,490	745%
Cost of generation revenues	1,500	197	1,303	661%
Gross profit from generation revenues	$190	$3	$187	6233%
Generation revenues gross margin	11.2%	1.5%

Revenues for the three months ended July 31, 2017 from generation totaled $1.7 million, compared to $0.2 million for the three months ended July 31, 2016.  Revenues for the three months ended July 31, 2017 reflects revenue from electricity generated from the Company’s PPAs. Cost of generation totaled $1.5 million in the three months ended July 31, 2017, compared to $0.2 million for the comparable prior year period.  The increases represent the growth in the Company’s operating portfolio. As of July 31, 2017, the Company had 11.2 megawatts of operating power plants in its portfolio.

Advanced technologies contract revenues

Advanced technologies contract revenues and related costs for the three months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Advanced technologies contract revenues	$3,248	$3,555	$(307)	-9%
Cost of advanced technologies contract revenues	2,765	3,258	(493)	-15%
Advanced technologies contracts gross profit	$483	$297	$186	-63%
Advanced technologies contracts gross margin	14.9%	8.4%

Advanced technologies contracts revenue for the three months ended July 31, 2017 were $3.2 million, which reflects a decrease of $0.3 million when compared to $3.6 million of revenue for the three months ended July 31, 2016.  Cost of advanced technologies contracts decreased $0.5 million to $2.8 million for the three months ended July 31, 2017, compared to $3.3 million for the same period in the prior year.  Advanced technologies contracts for the three months ended July 31, 2017 generated a gross profit of $0.5 million compared to a gross profit of $0.3 million for the three months ended July 31, 2016.  The improvement in gross margin is related to the timing and mix of contracts being performed during the three months ended July 31, 2017, particularly a higher proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $6.3 million and $5.5 million for the three months ended July 31, 2017 and 2016, respectively.

Research and development expenses

Research and development expenses increased to $5.4 million for the three months ended July 31, 2017 compared to $5.3 million during the three months ended July 31, 2016.

Loss from operations

Loss from operations for the three months ended July 31, 2017 was $14.3 million compared to $10.3 million for the three months ended July 31, 2016.  The increase in the loss from operations relates to gross loss and higher operating expenses for the three months ended July 31, 2017.

Interest expense

Interest expense for the three months ended July 31, 2017 and 2016 was $2.3 million and $1.4 million, respectively.  Interest expense increased from the three months ended July 31, 2016 as a result of the interest on the loan and security agreement with Hercules Capital, Inc. (“Hercules”) and interest expense related to sale-leaseback transactions recorded under the finance method.  Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $0.5 million for the three months ended July 31, 2017 and 2016.

Other income (expense), net

Other income (expense), net, was expense of $0.4 million for the three month period ended July 31, 2017 compared to income of $0.7 million for the same period in 2016.  The income (expense) for both periods presented includes net foreign exchange gains (losses) related primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars and income from refundable research and development tax credits.

Benefit (provision) for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the three months ended July 31, 2017 and 2016, our benefit (provision) for income taxes was $0.001 million and $(0.1 million), respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income.  Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Net loss attributable to noncontrolling interest

The net loss attributable to noncontrolling interest was $0.01 million for the three months ended July 31, 2016.  There was no amount attributable to noncontrolling interest during the three months ended July 31, 2017 since the Company purchased the noncontrolling interest in FuelCell Energy Solutions, GmbH in October 2016.

Preferred stock dividends

Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended July 31, 2017 and 2016.

Net loss attributable to common shareholders and loss per common share

Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock.  For the three month periods ended July 31, 2017 and 2016, net loss attributable to common shareholders was $17.8 million and $11.8 million, respectively, and loss per common share was $0.31 and $0.38, respectively.

Comparison of Nine Months Ended July 31, 2017 and 2016

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2017 and 2016 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Total revenues	$47,777	$83,779	$(36,002)	-43%
Total costs of revenues	$48,207	$83,668	$(35,461)	-42%
Gross (loss) profit	$(430)	$111	$(541)	-487%
Gross (loss) margin	(0.9)%	0.1%

Total revenues for the nine months ended July 31, 2017 of $47.8 million reflected a decrease of $36.0 million from $83.8 million for the same period in the prior year.  Total cost of revenues for the nine months ended July 31, 2017 decreased by $35.5 million to $48.2 million from $83.7 million during the same period last year. A discussion of the changes in product sales and cost of sales, service and license revenues and cost of revenues, generation revenues and cost of revenues and advanced technologies contract revenues and cost of revenues follows.

Product sales

Our product sales, cost of sales and gross profit for the nine months ended July 31, 2017 and 2016 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Product sales	$3,155	$54,178	$(51,023)	-94%
Cost of product sales	11,525	53,247	(41,722)	-78%
Gross (loss) profit from product sales	$(8,370)	$931	$(9,301)	-999%
Product sales gross (loss) margin	(265.3)%	1.7%

Product sales for the nine months ended July 31, 2017 included $1.3 million of power plant revenue and $1.9 million of revenue related to engineering and construction services. This is compared to product sales for the nine months ended July 31, 2016, which included $10.5 million of power plant revenue, $35.8 million of fuel cell module kits revenue, $6.4 million of revenue related to engineering and construction services and $1.5 million of revenue primarily related to power plant component sales.

The decline in revenue during the period is due primarily to lower revenue from POSCO due to no kit sales in the nine months ended July 31, 2017 and the transition to a royalty-only based model.  POSCO is manufacturing cell components and modules in South Korea.  Also, the Company’s multi-year kit order with POSCO concluded at the end of fiscal year 2016 and as a result, the Company does not expect to recognize product sales revenue during fiscal year 2017 at the levels previously recognized from POSCO Energy. The Company receives a 3.0% royalty on POSCO net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period is that certain power plants are being recognized as “Project assets” on the Consolidated Balance Sheets and accordingly, product and engineering, procurement and construction revenue is not recognized. As the Company’s development business expands, it is installing power plants for customers that have executed power purchase agreements.  The power plants are recognized as Project assets on the balance sheet and generation revenue will be recognized as earned over the life of the power purchase agreement or as a product sale in the event the Company sells the entire project (service agreement revenues would accompany a product sale).

Cost of product sales decreased $41.7 million for the nine months ended July 31, 2017 to $11.5 million, compared to $53.2 million in the same period in the prior year.  Overall gross loss was $8.4 million for the nine months ended July 31, 2017. Gross margin decreased from the same period in the prior year as a result of under-absorption of fixed overhead costs due to lower than normal capacity.

Service and license revenues

	Nine Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Service and license revenues	$24,337	$20,840	$3,497	17%
Cost of service and license revenues	22,878	21,527	1,351	6%
Gross profit (loss) from service and license revenues	$1,459	$(687)	$2,146	312%
Service and license revenues gross margin (loss)	6.0%	(3.3)%

Revenues for the nine months ended July 31, 2017 from service agreements and license fee and royalty agreements totaled $24.3 million, compared to $20.8 million for the nine months ended July 31, 2016.  Service agreement revenue increased from the nine months ended July 31, 2016 primarily due to a higher number of module replacements in the nine months ended July 31, 2017. Revenue from license, royalty and material management fees decreased to $2.1 million for the nine month period ended July 31, 2017, compared to $4.6 million for the comparable prior year period due to lower royalties recognized.  The Company’s license and royalty agreements with POSCO Energy included a minimum royalty which expired in December 2016.

Cost of service and license revenues increased to $22.9 million for the nine months ended July 31, 2017 from $21.5 million for nine months ended July 31, 2016.  The increase over the comparable prior year period relates to higher expenses associated with module replacements in the nine months ended July 31, 2017.

Overall gross profit was $1.5 million for the nine months ended July 31, 2017. The overall gross margin percentage of 6.0 percent compares to (3.3) percent in the comparable prior year period.  Service margins were positively impacted by module exchanges during the nine months ended July 31, 2017.

Generation revenues

	Nine Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Generation revenues	$5,409	$533	$4,876	915%
Cost of generation revenues	3,909	596	3,313	556%
Gross profit (loss) from generation revenues	$1,500	$(63)	$1,563	2481%
Generation revenues gross margin (loss)	27.7%	(11.8)%

Revenues for the nine months ended July 31, 2017 from generation totaled $5.4 million, compared to $0.5 million for the nine months ended July 31, 2016.  Revenues for the nine months ended July 31, 2017 reflects revenue from electricity generated from the Company’s PPAs. Cost of generation totaled $3.9 million in the nine months ended July 31, 2017, compared to $0.6 million for the comparable prior year period.  The increases represent the growth in the Company’s operating portfolio. As of July 31, 2017, the Company had 11.2 megawatts of operating power plants in its portfolio.

Advanced technologies contract revenues

Advanced technologies contracts revenue and related costs for the nine months ended July 31, 2017 and 2016 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2017	2016	$	%
Advanced technologies contract revenues	$14,876	$8,228	$6,648	81%
Cost of advanced technologies contract revenues	9,895	8,298	1,597	19%
Advanced technologies contracts gross profit (loss)	$4,981	$(70)	$5,051	7216%
Advanced technologies contracts gross margin (loss)	33.5%	(0.9)%

Advanced technologies contracts revenue for the nine months ended July 31, 2017 were $14.9 million, which reflects an increase of $6.6 million when compared to $8.2 million of revenue for the nine months ended July 31, 2016.  Cost of advanced technologies contracts increased $1.6 million to $9.9 million for the nine months ended July 31, 2017, compared to $8.3 million for the same period in the prior year.  Advanced technologies contracts for the nine months ended July 31, 2017 generated a gross profit of $5.0 million compared to a gross loss of $0.1 million for the nine months ended July 31, 2016.  The improvement in gross margin is related to the timing and mix of contracts being performed during the nine months ended July 31, 2017, particularly a higher proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $18.8 million and $18.9 million for the nine months ended July 31, 2017 and 2016, respectively.

Research and development expenses

Research and development expenses increased slightly to $16.2 million for the nine months ended July 31, 2017 compared to $15.7 million during the nine months ended July 31, 2016.

Restructuring expense

Restructuring expense of $1.4 million was been recorded for the nine months ended July 31, 2017 which relates to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with levels of demand in a manner that is consistent with the Company’s long-term strategic plan.

Loss from operations

Loss from operations for the nine months ended July 31, 2017 was $36.8 million compared to $34.5 million for the nine months ended July 31, 2016.  The increase in the loss from operations relates to the gross loss and restructuring expense recorded in the nine months ended July 31, 2016.

Interest expense

Interest expense for the nine months ended July 31, 2017 and 2016 was $6.9 million and $3.2 million, respectively.  Interest expense increased from the nine months ended July 31, 2017 as a result of interest on the loan and security agreement with Hercules and interest expense related to sale-leaseback transactions recorded under the financing method.  Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount of $1.4 million for the nine months ended July 31, 2017 and 2016.

Other income (expense), net

Other income (expense), net, was expense of $0.3 million for the nine month period ended July 31, 2017 compared to expense of $0.1 million for the same period in 2016.  The expense for both periods presented includes net foreign exchange losses related primarily to the remeasurement of the preferred stock obligation of our Canadian subsidiary which is payable in Canadian dollars offset by refundable research and development tax credits.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses (NOL), although we have paid foreign income and withholding taxes in South Korea. For the nine months ended July 31, 2017 and 2016, our provision for income taxes was $0.04 million and $0.4 million, respectively. We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income.  Accordingly, no tax benefit has been recognized for net operating losses or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Net loss attributable to noncontrolling interest

The net loss attributable to the noncontrolling interest was $0.2 million for the nine months ended July 31, 2016.  There was no amount attributable to noncontrolling interest during the nine months ended July 31, 2017 since the Company purchased the noncontrolling interest in FuelCell Energy Solutions, GmbH in October 2016.

Preferred stock dividends

Dividends recorded on the Series B Preferred Stock were $2.4 million for the nine month periods ended July 31, 2017 and 2016.

Net loss attributable to common shareholders and loss per common share

Net loss attributable to common shareholders represents the net loss for the period less the net loss attributable to noncontrolling interest and the preferred stock dividends on the Series B Preferred Stock.  For the nine month periods ended July 31, 2017 and 2016, net loss attributable to common shareholders was $46.3 million and $40.5 million, respectively, and loss per common share was $1.01 and $1.41, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Cash and cash equivalents including restricted cash totaled $73.8 million as of July 31, 2017 compared to $118.3 million as of October 31, 2016.

•	As of July 31, 2017, unrestricted cash and cash equivalents was $35.7 million compared to $84.2 million as of October 31, 2016.
•

As of July 31, 2017, restricted cash and cash equivalents was $38.1 million, of which $4.6 million was classified as current and $33.5 million was classified as non-current, compared to $34.1 million total restricted cash and cash equivalents as of October 31, 2016, of which $9.4 million was classified as current and $24.7 million was classified as non-current.

During the third quarter of 2017, the Company completed an equity capital raise netting $13.9 million of proceeds.  Along with common stock, two tranches of warrants were issued.  If all of the warrants are exercised in future periods, the Company could receive additional cash proceeds of up to $34.6 million.  Warrants to purchase 1.4 million shares of common stock were exercised in the third quarter of 2017 yielding proceeds of $1.8 million.

Subsequent to quarter end, in September 2017, the Company raised an additional $27.9 million of net proceeds through an offering of convertible preferred stock. Proceeds from this offering will be used to support execution of the new project in South Korea and projects in the United States.

In addition to the cash and cash equivalents described above, the Company has $40.0 million of availability under its project finance loan agreement with NRG Energy through FuelCell Finance, which can be used for project asset construction.

We also have an effective shelf registration statement on file with the SEC for issuance of debt and equity securities.

On November 30, 2016 the Company announced a business restructuring to reduce costs and align production levels with current levels of demand in a manner that is consistent with the Company’s long-term strategic plan. The Company reduced its materials spend and is implementing various cost control initiatives.  The workforce was reduced at both the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury, Connecticut and remote locations. A total of ninety-six positions, or approximately seventeen percent of the global workforce, was eliminated. The production rate was reduced to twenty-five megawatts annually, from the prior rate of fifty megawatts annually, in order to position for delays in anticipated order flow.  In June 2017, the Company further reduced its production to approximately fifteen megawatts on an annualized basis. This adjustment was made to manage inventory levels, prepare to transition to new product introductions and complete certain building expansion activities. From June through September 2017, approximately 110 manufacturing employees will work shortened work weeks. The Company is participating in the State of Connecticut’s “Shared Work Program” allowing affected employees to collect unemployment benefits for days they do not work.  This production level is anticipated to be temporary and will be reevaluated as order flow dictates.

The Company has significant ongoing project development activities in its major geographic markets. Selected highlights are as follows:

•

On August 29, 2017, the Company entered into a contract with HYD pursuant to which the Company will provide equipment for a fuel cell project with KOSPO.  The SureSource 3000TM power plants will cleanly produce electricity and thermal energy to support a district heating system.  Construction is expected to begin in 2017 and the installation is expected to be operational in 2018, illustrating the relatively rapid deployment of fuel cell parks.  HYD, a leading global construction company, will provide the engineering, procurement and construction services for the project. The value of the equipment sale contract to the Company is in excess of $60 million USD. In addition, the Company expects to sign a 20 year services agreement with KOSPO with a value in excess of $130 million USD.

•

In July 2017 the Company was awarded 39.8 megawatts fuel cell projects by LIPA under the Fuel Cell Resources Feed-in Tariff.  This 40 megawatt FIT IV program is structured to enhance energy resiliency with clean local power generation for western Long Island, New York.  LIPA will purchase the power from the fuel cell projects under 20 year power purchase agreements.  Upon execution of power purchase agreements (expected in late 2017), the projects will become contracted backlog. Contracted revenues over the twenty year operating period are expected to be greater than $700 million based on committed pricing and expected power generation over the term.

•

In June 2017, the State of Connecticut passed Public Act 17-144 - An Act Promoting the use of Fuel Cells for Electric Distribution System Benefits and Reliability. The Act values cost of power, reliability and resiliency, along with the multiple economic development benefits that are unique to fuel cell projects.  The Act has two parts, including enabling Connecticut electric utilities to purchase up to 30 megawatts of fuel cells.  Separately, the Act includes a provision for the Connecticut Department of Energy and Environmental Protection to issue an RFP for the procurement of clean energy with a focus on enhancing the reliability and resiliency of energy supply and in a manner that promotes in-state economic development. The State of Connecticut has over 100 megawatts of projects in development.

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

Our business model continues to evolve.  As a result of the strong, predictable and recurring cash flows of our projects, increase of power purchase agreements in the industry and access to capital, the Company has been retaining projects on the balance sheet versus sale to an end customer, investor, utility or YieldCo.  This provides the Company with the full benefit of future cash flows under the PPAs.  Our operating portfolio (currently 11.2 megawatts contributes higher long term cash flows to the Company than if these projects had been sold.  The Company plans to continue to grow this portfolio while also selling projects to investors.  As of July 31, 2017 the Company had an additional 7.9 megawatts under construction which would be expected to generate operating cash flows in fiscal 2018.  Retaining long-term cash flow positive PPAs combined with our service fleet reduces reliance on new project sales to achieve cash flow positive operations.

The Company’s future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios and cost reductions necessary to achieve profitable operations.  Management currently estimates that the Company could be net income positive if product sales were in the range of 60 – 70 megawatts.  Management further currently estimates that the Company could be EBITDA (earnings before interest taxes and depreciation) positive if product sales were the range of 45 megawatts per year.  Alternatively, if the Company were to retain a generation fleet of approximately 60 megawatts it could also achieve EBITDA positive results.  The Company expects a combination of increasing product sales and generation in future periods.  EBITDA is a non-GAAP financial measure and is useful in assessing performance and highlighting trends on an overall basis.  Management believes that EBITDA is used by companies in the fuel cell sector and by securities analysts and investors when comparing results of the Company with those of other companies.  EBITDA differs from the most comparable GAAP measure, net loss attributable to the Company, primarily because it does not include finance expense, income taxes and depreciation of property, plant and equipment.

The Company had a contract backlog totaling approximately $437.0 million as of July 31, 2017. This backlog includes approximately $184.3 million of service agreements and $202.3 million of power purchase agreements, combined for an average term of approximately 15 years weighted based on dollar backlog and utility service contracts up to twenty years in duration, providing a committed source of revenue to the year 2036.  This backlog excludes awards recently made in the U.S. (LIPA 39.8 megawatts projects, Connecticut Municipal Electric Energy Cooperative 7.4 megawatts project) and Korea (20 megawatts project). Backlog is expected to increase by over $1 billion once these project awards are converted to definitive agreements.

The Company also has a strong sales and service pipeline of potential projects in various stages of development in North America, Asia and Europe.  This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. On-site projects being developed are for project sizes up to 14.0 megawatts.  In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. Utility scale projects in our pipeline range in size up to 60 megawatts.  These projects help both utilities and governments meet their renewable portfolio standards.

The Torrington, Connecticut facility is currently producing at an annual rate of 15 megawatts and has an annual manufacturing capacity of 100 megawatts under its current configuration. As of July 31, 2017, our backlog of future production for existing product sales, service and power purchase agreements was approximately 107.2 megawatts for the U.S. and European markets.  We expect approximately 32.2 megawatts to be delivered from U.S. production over the next twelve months.  The Company is targeting converting at least 70 megawatts of our sales pipeline into incremental backlog in fiscal year 2017 in order to deploy inventory and project assets as well as utilize our available capacity.  Based on the timing of new contracts, the Company will evaluate increases to the production schedule.  Based on hiring and adjustments to the supply chain, we estimate that it takes approximately six to nine months to incrementally ramp to an additional 25 megawatts of annualized production volume.

Factors that may impact our liquidity in fiscal year 2017 and beyond include:

•

Our expanding development of large scale turn-key projects in the United States requires liquidity and is expected to continue to have increasing liquidity requirements in the future. Our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year power purchase agreement with an end-user that has a strong credit profile.  We may choose to substantially complete the construction of a project before it is sold to a project investor.  Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so.  If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such projects, generally until such time that we can sell such project on economically attractive terms.  In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted “merchant” basis in advance of securing long-term contracts for the project attributes (including energy, renewable energy credits and capacity).  Delays in construction progress or in completing the sale of our projects which we are self-financing may impact our liquidity.  As of July 31, 2017, we had $40.0 million of committed construction period and term project financing available to enable this strategy though we may seek to use our cash balances or other forms of financing as necessary.  We have partnered with financial institutions to secure long-term debt and leases for our PPA portfolio.  In fiscal year 2016, through July 31, 2017, we have financed four projects through sale-leaseback transactions.  As of July 31, 2017, finance obligations of approximately $47.0 million are outstanding.

•

As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit, bonding or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•

The amount of accounts receivable as of July 31, 2017 and October 31, 2016 was $39.3 million and $38.7 million ($13.0 million classified as “Other assets, net”), respectively. Included in accounts receivable as of July 31, 2017 and October 31, 2016 was $33.6 million and $22.4 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of July 31, 2017 and October 31, 2016 was $72.0 million and $73.8 million, respectively, which includes work in process inventory totaling $49.5 million and $48.5 million, respectively. As we continue to execute on our business plan, we must produce fuel cell modules and procure balance of plant components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire balance of plant in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.  The Company reduced its production rate during fiscal year 2017 and expects to operate at lower levels for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.

•

Cash and cash equivalents as of July 31, 2017 included $4.2 million of cash advanced by POSCO for raw material purchases made on its behalf by FuelCell Energy.  Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, FuelCell Energy provides procurement services for POSCO Energy and receives compensation for services rendered.  While POSCO makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

•

The amount of total project assets as of July 31, 2017 and October 31, 2016 was $67.2 million and $47.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects in various stages of development, whereby we have entered into power purchase agreements prior to entering into a definitive sales or long-term financing agreement for the project, or of capitalized costs for fuel cell projects which are the subject of a sale-leaseback transaction with PNC or projects in development for which we expect to secure long-term contracts.  Project assets as of July 31, 2017 consist of $33.4 million representing completed installations currently operating and $33.8 million of project assets representing projects in development.  As of July 31, 2017, we had 11.2 megawatts of our operating project assets that we estimate will generate approximately $7.0 million to $8.0 million a year of revenue for the Company.  Also, as of July 31, 2017 the Company had an additional 7.9 megawatts under construction which would be expected to generate operating cash flows in fiscal 2018. We expect this portfolio to continue to grow.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of July 31, 2017 we had pledged approximately $38.1 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.
•

For fiscal year 2017, we forecast capital expenditures in the range of $11.0 to $13.0 million compared to $7.7 million in fiscal year 2016.  We have commenced the first phase of our project to expand our existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet.  Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10 million to be used for the first phase. Pursuant to the terms of the loan, payment of principal is deferred for the first four years of this 15 year loan. Interest at a fixed rate of 2% is payable beginning in December 2015.  Up to 50 percent of the principal balance is forgivable if certain job creation and retention targets are met.  In April 2017, the Company entered into an amendment to the Assistance Agreement extending certain job creation target dates.

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

Cash Flows

Cash and cash equivalents, including restricted cash, totaled $73.8 million as of July 31, 2017 compared to $118.3 million as of October 31, 2016.  As of July 31, 2017, restricted cash and cash equivalents was $38.1 million, of which $4.6 million was classified as current and $33.5 million was classified as non-current, compared to $34.1 million total restricted cash and cash equivalents as of October 31, 2016, of which $9.4 million was classified as current and $24.7 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2017	2016
Consolidated Cash Flow Data:
Net cash used in operating activities	$(57,821)	$(46,511)
Net cash used in investing activities	(22,632)	(10,467)
Net cash provided by financing activities	35,744	100,075
Effects on cash from changes in foreign currency rates	161	(26)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(44,548)	$43,071

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $57.8 million during the nine months ended July 31, 2017, compared to $46.5 million net cash used in operating activities during the nine months ended July 31, 2016.

Net cash used in operating activities for the nine months ended July 31, 2017 is primarily the result of a net loss of $43.9 million, non-cash addbacks of $15.8 million, increases in accounts receivable of $9.3 million and inventory of $5.5 million and decreases in accounts payable of $8.1 million and accrued liabilities of $7.5 million.  Inventory increased due to purchase commitments and year to date production offset by usage. The Company reduced its production rate in the first quarter of 2017 with further reduction in the summer of 2017 and expects to operate at lower levels for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.

Net cash used in operating activities for the nine months ended July 31, 2016 is a result a net loss of $38.3 million, non-cash addbacks of $8.6 million, increases in project assets of $15.5 million and a decrease in deferred revenue of $15.3 million, offset by a decrease in accounts receivable of $26.6 million.

Investing Activities – Net cash used in investing activities was $22.6 million for the nine months ended July 31, 2017, compared to net cash used in investing activities of $10.5 million during the nine months ended July 31, 2016.

The net cash used in investing activities for the nine months ended July 31, 2017 related to project asset expenditures of $12.8 million and capital expenditures of $10.5 million, offset by cash received from an asset acquisition of $0.6 million.

The net cash used in investing activities for the nine months ended July 31, 2016 related to project asset expenditures of $6.5 million and capital expenditures of $4.0 million.

Financing Activities – Net cash provided by financing activities was $35.7 million during the nine months ended July 31, 2017, compared to net cash provided by financing activities of $100.1 million in the prior year period.

Net cash provided by financing activities during the nine months ended July 31, 2017 related to $17.9 million of net proceeds from debt primarily relating to the sale-leaseback transactions with PNC, and net proceeds received of $28.5 million from open market sales of common stock, the equity offering and warrant exercises offset by the repayment of debt of $7.5 million and the payment of preferred dividends and return of capital of $3.1 million.

Net cash provided by financing activities during the nine months ended July 31, 2016 related to proceeds received of $34.8 million from the sale of common stock and two series of warrants in July 2016, open market sales of common stock of $34.0 million, receipt of $15.0 million from the Hercules loan and security agreement, receipt of $10.0 million related to the definitive Assistance Agreement with the State of Connecticut, net receipts from the NRG Loan Agreement of $7.2 million and $6.5 million of net proceeds relating to the sale-leaseback transaction with PNC, offset by the payoff of the JPMorgan Chase revolving credit facility of $2.9 million, the payment of preferred dividends and return of capital of $3.1 million and capital lease payments of $0.4 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of July 31, 2017 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$26,420	$21,609	$4,606	$205	$—
Series 1 Preferred obligation (2)	6,795	980	2,003	3,812	—
Term loans (principal and interest)	46,940	19,971	9,624	3,137	14,208
Capital and operating lease commitments (3)	7,720	1,708	1,797	744	3,471
Sale-leaseback financing obligation (4)	21,003	1,383	4,986	5,684	8,950
Option fee(5)	950	400	400	150	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$109,828	$46,051	$23,416	$13,732	$26,629

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)

The terms of the Class A Cumulative Redeemable Exchangeable Preferred Share Agreement (the “Series 1 Preferred Share Agreement”) require payments of (i) an annual amount of Cdn. $500,000 for dividends and (ii) an amount of Cdn. $750,000 as return of capital payments payable in cash. These payments will end on December 31, 2020. Dividends accrue at a 1.25 percent quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends at a rate of 1.25 percent per quarter, compounded quarterly. On December 31, 2020, the amount of all accrued and unpaid dividends on the Class A Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million will be due to the holders of the Series 1 preferred shares. The Company has the option of making dividend payments in the form of common stock or cash under terms outlined in the Series 1 Preferred Share Agreement. For purposes of preparing the above table, the final balance of accrued and unpaid dividends due December 31, 2020 of Cdn. $21.1 million is assumed to be paid in the form of common stock and not included in this table.

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

In March 2017, the Connecticut Green Bank approved a $5 million credit facility for a 3.7 megawatts project under construction in Danbury, Connecticut.  The credit facility will be funded after the power plant achieves commercial operations of the project and is secured by the power plant and the underlying revenues from the sale of electricity, renewable energy credits (RECs), and capacity.  The 20 year credit facility bears a fixed interest rate. Construction is currently in process and commercial operation is expected in the fall of 2017. The credit facility is subject to execution of definitive documentation and customary closing conditions. This project will distribute power to the Connecticut grid and will showcase electrical efficiency, enabling utilities to affordably and cleanly solve power generation challenges in land-constrained areas.

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“Seller”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from Seller.  Seller assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster Bank”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest is 5.0% and payment due on a quarterly basis commenced in January 2017.  The balance outstanding as of July 31, 2017 was $2.0 million.

In April 2016, the Company entered into a loan and security agreement (the “Agreement”) with Hercules for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The Company received an initial term loan advance on the date of closing of $15.0 million and an additional $5.0 million in September 2016.  As of July 31, 2017, drawdowns and accrued amortization of the end of term charge on the facility aggregated $21.2 million.  The loan is a 30 month secured facility and the term loan interest was previously 9.5% and increased to 9.75% resulting from the increase in the prime rate.  Interest is paid on a monthly basis.  Interest only payments were to be made for the first 18 months as a result of the Company achieving certain milestones.  In addition to interest, principal payments are to commence on November 1, 2017 in equal monthly installments.   The loan balance and all accrued and unpaid interest is due and payable by October 1, 2018.  Per the terms of the Agreement, there is an end of term charge of $1.7 million which is being accreted by the effective interest rate method.

As collateral for obligations under the loan and security agreement, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and hereafter-acquired assets except for intellectual property and certain other excluded assets. Collateral does not include assets held by FuelCell Finance or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  In connection with the convertible preferred offering, we have agreed with Hercules to amend the loan and security agreement (1) to permit us to make certain cash payments that may be required pursuant to the terms of the Series C Preferred Shares, (2) to require us to maintain an unrestricted blocked cash balance of at least the greater of (x) (a) $20.0 million plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (y) (a) 100% of the outstanding loan balance plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (3) to add an event of default in the event of the delivery of a notice by the holders to redeem the Series C Preferred Shares following a triggering event pursuant to the certificate of designations governing the Series C Preferred Shares.

On November 9, 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million to be used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, payment of principal is deferred for the first four years. Interest at a fixed rate of 2 percent is payable beginning in December 2015.  The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50 percent of the loan principal if certain job retention and job creation targets are reached.  In addition, the Company may receive up to $10.0 million of non-refundable transferable tax credits if certain terms and conditions are met.

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

On July 30, 2014, the Company’s subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG.  Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants.  FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  As of July 31, 2017, there was no outstanding balance on this facility.

In March 2013, we closed on a long-term loan agreement with Connecticut Green Bank totaling $5.9 million in support of the Bridgeport Fuel Cell Park Project.  The loan agreement carries an interest rate of 5.0 percent and principal repayments will commence on the eighth anniversary of the project’s provisional acceptance date which is in December 2021.  Outstanding amounts are secured by future cash flows from the Bridgeport contracts. The outstanding balance on the CT Green Bank Note as of July 31, 2017 was $6.1 million.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of July 31, 2017, we had an outstanding balance of $2.4 million on this loan. The interest rate is 5 percent.  Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May, 2018.

We have pledged approximately $38.1 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2017, outstanding letters of credit totaled $2.9 million. These expire on various dates through April 2019.  Under the terms of certain contracts, the Company will provide performance security for future contractual obligations.  The restricted cash balance as of July 31, 2017 includes $15.0 million which was placed in a Grantor’s Trust account to secure certain Company obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash.  The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the services agreement.  The restricted cash balance as of July 31, 2017 also includes $17.0 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transactions.

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

In addition to the commitments listed in the table above, we have the following outstanding obligations:

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas, to run the power plants. We typically have the right to terminate PPA agreements by giving written notice to the customer, subject to certain exit costs.  As of July 31, 2017, we had 11.2 megawatts of operating power plants in our portfolio.

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

Advanced technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2017, Advanced technologies contracts backlog totaled $48.8 million, of which $28.0 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty costs, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible asset, impairment of long-lived assets, income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

There have been no material changes in any of our critical accounting policies during the nine months ended July 31, 2017.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2017, including all interest rate sensitive instruments, a change in interest rates of one percent would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2017, approximately three percent of our total cash and cash equivalents was in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not realized significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Stock

The conversion feature and the variable dividend obligation of FCE FuelCell Energy, Ltd. Series 1 Preferred shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2017 and October 31, 2016 was $0.8 million and $0.7 million, respectively. The fair value was based on valuation models using various assumptions including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred security is denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations. However, any changes to these assumptions would not be expected to have a material impact on our results of operations.

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

Our workforce reduction may cause undesirable consequences and our results of operations may be harmed.

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

Our total consolidated indebtedness was $87.8 million as of July 31, 2017. This includes approximately $47.0 million of debt at our project finance subsidiaries and $40.8 million at the corporate level. The majority of our debt is long-term with $21.7 million due within twelve months. We also have approximately $40.0 million of borrowing capacity under a revolving construction and term project financing facility. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

It is also possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.

Our debt agreements contain customary representations and warranties, affirmative and negative covenants, and events of default that entitle the lenders to cause our indebtedness under such debt agreements to become immediately due and payable. In addition, our Loan and Security Agreement with Hercules Capital, Inc. contains a financial covenant whereby the Company is required to maintain an unrestricted cash balance of at least (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under accounting principles generally accepted in the United States (“GAAP”) not paid within 90 days of the date payment was issued. In connection with the convertible preferred offering, we have agreed with Hercules to amend the loan and security agreement (1) to permit us to make certain cash payments that may be required pursuant to the terms of the Series C Preferred Shares, (2) to require us to maintain an unrestricted blocked cash balance of at least the greater of (x) (a) $20.0 million plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (y) (a) 100% of the outstanding loan balance plus (b) the amount of accounts payable not paid within 90 days of the date payment was issued and (3) to add an event of default in the event of the delivery of a notice by the holders to redeem the Series C Preferred Shares following a triggering event pursuant to the certificate of designations governing the Series C Preferred Shares. As of July 31, 2017 the outstanding loan balance with Hercules Capital, Inc. was $21.2 million, including accretion of an end-of-term charge.

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

Financial market volatility can affect the debt, equity and project finance markets. This may impact the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than ours. It is impossible to predict future financial market volatility and instability and the impact on our Company, and it may have a materially adverse effect on us for a number of reasons, such as:

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

POSCO Energy currently owns approximately 4% of our outstanding common stock and NRG Energy owns approximately 2% of our outstanding common stock, which could make it difficult for a third party to acquire our common stock. POSCO Energy is also a licensee of our technology and purchaser of our products and NRG is a purchaser of our products. Therefore, it may be in their interest to exert their substantial influence over matters concerning our overall strategy and technological and commercial development.

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

We contract with a concentrated number of customers for the sale of products and for research and development contracts. This includes POSCO Energy, which is a related party and owns approximately 4% of the outstanding common shares of the Company. POSCO Energy accounted for 48% of the Company’s total revenues in fiscal year 2016.

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

We entered into manufacturing and technology transfer agreements in 2007, 2009 and 2012 with POSCO Energy. The Cell Technology Transfer Agreement (“CTTA”), executed in October 2012, provides POSCO Energy with the technology to manufacture SureSource power plants in South Korea and the market access to sell power plants throughout Asia. In October 2016, the Company and POSCO Energy extended the terms of the 2007 and 2009 license agreements to be consistent with the term of the CTTA which expires on October 31, 2027. The term of these agreements may be extended beyond 2027 through future extensions, each for a period of five years, by mutual agreement of the Company and POSCO Energy. In conjunction with the CTTA, the Company receives a 3.0% royalty on POSCO Energy net product sales as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy and installed at any plant in Asia under terms of the Master Service Agreement between the Company and POSCO Energy. As a result, we have been historically reliant on POSCO Energy to develop and grow the Asian market. In March 2017, we entered into a memorandum of understanding with POSCO Energy to permit us to directly develop the Asian fuel cell business, including the right for us to sell SureSource solutions in South Korea and the broader Asian market. We and POSCO Energy also agreed to undertake to amend the CTTA and other agreements by September 30, 2017, to reflect our new relationship. The South Korean and Asian markets are complex and we may not succeed in our efforts to access them independently. Any new or amended agreements with POSCO Energy may be on terms that are less favorable than existing agreements.

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

The amount of total inventory as of July 31, 2017 and October 31, 2016 was $72.0 million and $73.8 million, respectively, which includes work in process inventory totaling $49.5 million and $48.5 million, respectively. We have recently reduced our production rate and expect to operate at a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. There is no guarantee, however, that we will be successful in deploying our existing inventory. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it onto different products. These actions would result in a significant charge to earnings. Such a charge might have a significant impact on our financial position and results of operations. See “—If our goodwill and other intangible assets, long-lived assets, inventory or project assets become impaired, we may be required to record a significant charge to earnings.” In addition, even if we are able to successfully deploy existing inventory, we may experience high levels of inventory in the future due to cancelled projects, loss of a customer, shift in market demand or other unexpected changes in industry conditions and circumstances.

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

We are classified for Government contracting as a “Large Business”, which could adversely affect our rights to own future patents under Department of Energy (“DOE”)-funded contracts.

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

We cannot assure you that we will enter into partnerships that are consistent with, or sufficient to support, our commercialization plans and our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the partners with which we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these arrangements have or will require that we grant exclusive rights to companies in defined territories. These exclusive arrangements could result in our being unable to enter into other arrangements at a time when the partner with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. In addition, future arrangements may also include the issuance of equity and warrants to purchase our equity, which may have an adverse effect on our stock price. To the extent we enter into partnerships or relationships, the failure of these partners to assist us with the deployment of our products may adversely affect our results of operations and financial condition.

We depend on third party suppliers for the development and supply of key raw materials and components for our products.

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel which are critical to our manufacturing process. We also rely on third-party suppliers for the balance-of-plant components in our products. Suppliers must undergo a qualification process, which takes four to twelve months. We continually evaluate new suppliers and we are currently qualifying several new suppliers. There are a limited number of suppliers for some of the key components of products. A supplier’s failure to develop and supply components in a timely manner, or to supply components that meet our quality, quantity or cost requirements, or our technical specifications, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us could harm our ability to manufacture our SureSource products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary; we may be unable to obtain comparable components from alternative suppliers.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. In addition, we have licensed our carbonate fuel cell manufacturing intellectual property to POSCO Energy, and we depend on POSCO Energy to also protect our intellectual property rights as licensed. As of July 31, 2017, the Company, excluding its subsidiaries, had 92 current U.S. patents and 96 international patents covering our fuel cell technology. The U.S. patents have an average remaining life of approximately 9.4 years. Our subsidiary, Versa Power Systems, Inc., as of July 31, 2017 has 35 current U.S. patents and 69 international patents covering their SOFC technology, with an average remaining U.S. patent life of approximately 7.0 years. In addition, our subsidiary, FuelCell Energy Solutions, GmbH, has a license to use 2 current U.S. patents and 9 international patents for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

We may rapidly expand our facilities and manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. Any expansion may expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. We would need to obtain sufficient backlog in order to maintain the use of the expanded capacity. Our ability to manage rapid growth effectively will require us to continue to secure adequate sources of capital and financing, improve our operations, improve our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing issues presented by such a rapid expansion could harm our business prospects, results of operations and financial condition.

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

Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. The fuels we use are combustible and may be toxic. In addition, our SureSource products operate at high temperatures and use corrosive carbonate material, which could expose us to potential liability claims. Although we have incorporated a robust design and redundant safety features in our power plants and have established comprehensive safety, maintenance, and training programs, follow third-party certification protocols, codes and standards, and do not store natural gas or hydrogen at our power plants, we cannot guarantee that there will not be accidents. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain adequate insurance coverage on acceptable terms.

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

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. Joint ventures or other business arrangements with strategic partners outside of the United States have involved and are expected in the future to involve investments denominated in the local currency. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales and cost of sales and could result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

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

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. We are subject to export control laws and regulations, including the International Traffic in Arms Regulation (“ITAR”), the Export Administration Regulation (“EAR”), and the Specially Designated Nationals and Blocked Persons List, which generally prohibit U.S. companies and their intermediaries from exporting certain products, importing materials or supplies, or otherwise doing business with restricted countries, businesses or individuals, and require companies to maintain certain policies and procedures to ensure compliance. We are also subject to the Foreign Corrupt Practices Act which prohibits improper payments to foreign governments and their officials by U.S. and other business entities. Under these laws and regulations, U.S. companies may be held liable for their actions and actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of these laws and regulations, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. In addition, certain provisions of FCE FuelCell Energy, Ltd. Series 1 Preferred Shares and our Series B preferred stock could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

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

We may not be able to make cash payments to redeem the Series C Preferred Shares.

We have the obligation to make bimonthly redemption payments on the Series C Preferred Shares commencing November 1, 2017, which mandatory redemption payments may each be made at our option in cash or in shares of our common stock or in a combination of cash and shares of our common stock, except that our right to make payment in shares of common stock is dependent upon our satisfying certain equity conditions. Among other things, these equity conditions include our continued listing on the NASDAQ Global Market or another permitted exchange, obtaining the Amendment Ratification (as described below) and our stock maintaining certain minimum average prices and trading volumes during the applicable measurement period. If we cannot satisfy the equity conditions, we will not be able to make our bimonthly mandatory redemption payments in stock, and we would be forced to make such bimonthly payments in cash. We may not have sufficient cash resources at the applicable time to make those cash payments, or to make such cash payments in full. In addition, certain such cash payments may not permitted under the terms of our existing or future indebtedness or may cause us to fail to satisfy financial maintenance covenants.

Further, any failure to pay any amounts due to the holders of the Series C Preferred Shares, as well as certain other “triggering events,” including, without limitation, our failure to obtain the Amendment Ratification within thirty (30) days, our failure to timely deliver shares, our suspension of trading, our failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Series C Preferred Shares, and breaches of certain covenants that are not timely cured, where a cure period is permitted, would permit the holders of the Series C Preferred Shares to require us to redeem such Series C Preferred Shares in cash at a price equal to the greater of (i) 125% of the stated value of the Series C Preferred Shares being redeemed plus accrued dividends, if any, and (ii) the market value of the number of shares issuable on conversion of the Series C Preferred Shares, valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date we make the redemption payment; provided, that if such redemption is due to our failure to timely obtain the Amendment Ratification, we will only be required to redeem up to such number of Series C Preferred Shares with a corresponding redemption price not exceeding $30.0 million with the balance of the Series C Preferred Shares not being redeemed at such time. However, if we are actually delisted from The NASDAQ Capital Market, without obtaining a listing on another national securities exchange, it would constitute a “triggering event” under the Certificate of Designations and would also cause a failure of the equity conditions. Thus, if we fail to maintain trading or listing, as applicable, or if for any other reason we are required to repurchase the Series C Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment, and such an acceleration could have a material adverse effect on our business, results of operations and financial condition.

The Series C Preferred Shares rank senior to our common stock with respect to dividends, distributions and payments upon liquidation.

The rights of the holders of the Series C Preferred Shares rank senior to the obligations to our common stockholders and our other preferred stockholders. Upon our liquidation, the holders of Series C Preferred Shares are entitled to receive an amount per Series C Preferred Share equal to the greater of (A) the stated value thereof on the date of such payment, plus accrued dividends, if any and (B) the amount per share such holder would receive if such holder converted such Series C Preferred Shares into common stock immediately prior to the date of such payment. Further, the holders of Series C Preferred Shares have the right to participate in any payment of dividends or other distributions made to the holders of common stock to the same extent as if they had converted such Series C Preferred Shares. The existence of such a senior security could have an adverse effect on the value of our common stock.

Holders of the Series C Preferred Shares have rights that may restrict our ability to operate our business.

Under the Certificate of Designations establishing the terms of the Series C Preferred Shares, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Series C Preferred Shares with redemption occurring after the maturity date of the Series C Preferred Shares, and our ability to incur certain indebtedness. Such restrictions may have an adverse effect on our ability to operate our business while the Series C Preferred Shares are outstanding.

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion or redemption payments under the Series C Preferred Shares.

The issuance of common stock as mandatory redemption payments or upon conversion of some or all of the Series C Preferred Shares will dilute the ownership interests of our existing holders of our shares of common stock. If the initial aggregate stated value of the Series C Preferred Shares is converted into our common stock at its initial conversion price, we would issue 18,206,522 shares of common stock upon their conversion (without giving effect to any limitation on conversions). This excludes the effect of any common stock we may issue in lieu of paying bimonthly redemption amounts in cash, which may be made at a price lower than the initial conversion price. The initial conversion price of the Series C Preferred Shares is adjustable based on certain events, including in the event of a triggering event and in the event we effect a stock split, combination or similar transaction, to reflect the proportionate (adjusted) trading prices of our common stock before and after the effective date.

We are seeking stockholder ratification of the filing and effectiveness of the certificate of amendment to our Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 3, 2015 and the reverse stock split effected thereby.

We have filed a preliminary proxy statement in connection with the ratification of the filing and effectiveness of the certificate of amendment to our Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 3, 2015 and the reverse stock split effected thereby.

The proxy statement will request that our stockholders ratify, pursuant to Section 204 of the Delaware General Corporation Law (the “DGCL”), the filing and effectiveness of the Certificate of Amendment to our Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 3, 2015 (the “December 2015 Certificate of Amendment”) and

the 1-for-12 reverse stock split of our common stock (the “2015 Reverse Stock Split”) that was effected thereby. This ratification would be retroactive to the effectiveness of the filing of the December 2015 Certificate of Amendment.

Our board of directors, in consultation with counsel, has determined that the description of the authority of brokers/nominees to vote on the Reverse Stock Split proposal without instruction in the 2015 Proxy Statement may create some uncertainty as to the effect of the vote obtained on the Reverse Stock Split proposal at the 2015 Annual Meeting of Stockholders. As a result, our board of directors has determined that it is in the best interests of the Company and our stockholders to ratify the filing and effectiveness of the December 2015 Certificate of Amendment and the 2015 Reverse Stock Split pursuant to Section 204 of the DGCL in order to eliminate any uncertainty related to the effectiveness of these corporate acts. If the ratification of the filing and effectiveness of the December 2015 Certificate of Amendment and the 2015 Reverse Stock Split, which is referred to herein as the “Amendment Ratification,” is validly approved by the stockholders and becomes effective, the ratification will be retroactive to December 3, 2015, which was the date of the filing of the December 2015 Certificate of Amendment with the Secretary of State of the State of Delaware and the date the 2015 Reverse Stock Split became effective.

If we receive the required vote of the stockholders to approve the Amendment Ratification, we intend to file a certificate of validation with respect to the December 2015 Certificate of Amendment and the 2015 Reverse Stock Split with the Secretary of State of the State of Delaware (the “Certificate of Validation”).

However, even if the Amendment Ratification becomes effective, under the DGCL, any claim that (i) the December 2015 Certificate of Amendment or the 2015 Reverse Stock Split ratified pursuant to the Amendment Ratification is void or voidable due to a failure of authorization, or (ii) the Delaware Court of Chancery should declare in its discretion that the Amendment Ratification not be effective or be effective only on certain conditions (collectively, the “Subsequent Claims”), may still be brought within 120 days from the time that the filing of the Certificate of Validation with the Secretary of State of the State of Delaware becomes effective in accordance with the DGCL.

If the Amendment Ratification is not approved by the requisite vote of the stockholders, we will not be able to file the Certificate of Validation with the Secretary of State of the State of Delaware and the Amendment Ratification will not become effective, in accordance with Section 204 of the DGCL. The failure to approve the Amendment Ratification may leave us exposed to potential claims that (i) the vote on the Reverse Stock Split Proposal did not receive the requisite stockholder approval, (ii) the December 2015 Certificate of Amendment was therefore not validly implemented by our board of directors, and the 2015 Reverse Stock Split was not validly effected and (iii) actions taken by us in reliance on the 2015 Reverse Stock Split (such as stock issuances) were improperly effected.

We can provide no assurance that the Amendment Ratification will be approved by the requisite vote of the stockholders or that Subsequent Claims will not be made within the available time period for making such claims. In addition, if the Amendment Ratification is not approved we may be required to revise or restate certain share and per share amounts in our financial statements.

Furthermore, until the December 2015 Certificate of Amendment has been validly ratified by our stockholders or validated by the Delaware Court of Chancery pursuant to Section 205 of the DGCL, we will not be permitted to issue any shares of common stock upon any conversion or redemption of Series C Preferred Shares and, to the extent that any such payments are required, we will be required to make such payments in cash.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 8, 2017.

FUELCELL ENERGY, INC.
(Registrant)

September 8, 2017	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document