Form 10-Q
period 2018-01-31
FUELCELL ENERGY INC
filed 2018-03-08
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of March 2, 2018:  81,632,865

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$76,776	$49,294
Restricted cash and cash equivalents - short-term	5,230	4,628
Accounts receivable, net	44,081	68,521
Inventories	59,868	74,496
Other current assets	7,567	6,571
Total current assets	193,522	203,510
Restricted cash and cash equivalents - long-term	33,425	33,526
Project assets	75,754	73,001
Property, plant and equipment, net	44,093	43,565
Goodwill	4,075	4,075
Intangible asset	9,592	9,592
Other assets	14,413	16,517
Total assets	$374,874	$383,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$23,513	$28,281
Accounts payable	37,829	42,616
Accrued liabilities	21,513	18,381
Deferred revenue	10,429	7,964
Preferred stock obligation of subsidiary	865	836
Total current liabilities	94,149	98,078
Long-term deferred revenue	18,364	18,915
Long-term preferred stock obligation of subsidiary	15,012	14,221
Long-term debt and other liabilities	60,297	63,759
Total liabilities	187,822	194,973
Redeemable Series B preferred stock (liquidation preference of $64,020 as of January 31, 2018 and October 31, 2017)	59,857	59,857
Redeemable Series C preferred stock (liquidation preference of $24,201 and $33,300 as of January 31, 2018 and October 31, 2017, respectively)	20,131	27,700
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 225,000,000 and 125,000,000 shares authorized as of January 31, 2018 and October 31, 2017, respectively; 77,602,110 and 69,492,816 shares issued and outstanding as of January 31, 2018 and October 31, 2017, respectively	8	7
Additional paid-in capital	1,055,154	1,045,197
Accumulated deficit	(947,716)	(943,533)
Accumulated other comprehensive loss	(382)	(415)
Treasury stock, Common, at cost (88,861 shares as of January 31, 2018 and October 31, 2017)	(280)	(280)
Deferred compensation	280	280
Total stockholders’ equity	107,064	101,256
Total liabilities and stockholders' equity	$374,874	$383,786

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended January 31,
	2018	2017
Revenues:
Product (including $0.4 million and $0.1 million of related party revenues)	$29,530	$1,807
Service and license (including $1.2 million and $1.6 million of related party revenues)	4,104	6,936
Generation	1,892	2,085
Advanced Technologies	3,087	6,174
Total revenues	38,613	17,002
Costs of revenues:
Product	26,137	4,055
Service and license	3,406	6,266
Generation	1,609	1,115
Advanced technologies	2,826	3,753
Total costs of revenues	33,978	15,189
Gross profit	4,635	1,813
Operating expenses:
Administrative and selling expenses	6,142	6,004
Research and development expenses	4,046	5,392
Restructuring expense	-	1,345
Total costs and expenses	10,188	12,741
Loss from operations	(5,553)	(10,928)
Interest expense	(2,141)	(2,267)
Other income (expense), net	476	(409)
Loss before benefit (provision) for income taxes	(7,218)	(13,604)
Benefit (provision) for income taxes	3,035	(81)
Net loss	(4,183)	(13,685)
Series C preferred stock deemed dividends	(3,463)	-
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(8,446)	$(14,485)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.12)	$(0.39)
Basic and diluted weighted average shares outstanding	72,024,811	37,613,216

	Three Months Ended January 31,
	2018	2017
Net loss	$(4,183)	$(13,685)
Other comprehensive loss:
Foreign currency translation adjustments	33	(70)
Total comprehensive loss	$(4,150)	$(13,755)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,183)	$(13,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	617	1,013
Loss from change in fair value of embedded derivatives	55	42
Depreciation	2,128	2,057
Non-cash interest expense on preferred stock and debt obligations	1,491	1,470
Unrealized foreign exchange losses	534	340
Deferred income taxes	(3,035)	-
Other non-cash transactions, net	-	127
Decrease (increase) in operating assets:
Accounts receivable	26,624	(2,575)
Inventories	14,784	(8,462)
Other assets	(1,108)	1,261
(Decrease) increase in operating liabilities:
Accounts payable	(2,898)	(5,060)
Accrued liabilities	3,074	(2,150)
Deferred revenue	1,914	775
Net cash provided by (used in) operating activities	39,997	(24,847)
Cash flows from investing activities:
Capital expenditures	(2,816)	(6,377)
Project asset expenditures	(4,577)	(3,053)
Cash acquired from asset acquisition	-	633
Net cash used in investing activities	(7,393)	(8,797)
Cash flows from financing activities:
Repayment of debt	(6,253)	(5,071)
Proceeds from debt	-	17,891
Payment of deferred financing costs	-	(119)
Payment of preferred dividends and return of capital	(1,048)	(1,033)
Cash received for common stock issued for stock plans	-	49
Proceeds from sale of common stock, prefunded warrants and warrant exercises, net	2,647	4,977
Net cash (used in) provided by financing activities	(4,654)	16,694
Effects on cash from changes in foreign currency rates	33	(70)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,983	(17,020)
Cash, cash equivalents and restricted cash-beginning of period	87,448	118,316
Cash, cash equivalents and restricted cash-end of period	$115,431	$101,296
Supplemental cash flow disclosures:
Cash interest paid	$651	$756
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	-	50
Accrued sale of common stock, cash received in a subsequent period	-	159
Assumption of debt in conjunction with asset acquisition	-	2,289
Acquisition of project assets	-	2,386
Series C preferred share conversions	7,569	-
Accrued purchase of fixed assets, cash paid in subsequent period	1,231	1,101
Accrued purchase of project assets, cash paid in subsequent period	1,750	741

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the three months ended January 31, 2018 have been included.  All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet as of October 31, 2017 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2017, which are contained in our Annual Report on Form 10-K previously filed with the SEC.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Related Parties

POSCO Energy Co., Ltd. (“POSCO Energy”) is a related party and owned approximately 3.0% of the outstanding common shares of the Company as of January 31, 2018.  Revenues from POSCO Energy for the three months ended January 31, 2018 and 2017 represent 4% and 10%, respectively, of consolidated revenues.

NRG Energy, Inc. (“NRG”) is a related party and owned approximately 2.0% of the outstanding common shares of the Company as of January 31, 2018.  NRG Yield is a dividend growth-oriented company formed by NRG that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States.  Revenues from NRG and NRG Yield for the three months ended January 31, 2018 and 2017 represent 0.0% and 0.4%, respectively, of consolidated revenues.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 2.  Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for fiscal years, and interim periods within those years beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year to fiscal years, and interim periods within those fiscal years beginning after December 15, 2017 (first quarter of fiscal year 2019 for the Company), but allow adoption as of the original adoption date.  The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored Advanced Technologies projects.  This requires application of various revenue recognition methods under current accounting guidance.  Although we anticipate that, upon adoption of this new ASU the timing of revenue recognition for certain of our revenue sources might change, we are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606).”  This topic provides narrow-scope improvements and practical expedients regarding collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.  We have initiated a review of the contracts for our significant revenue streams to understand the impact of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (first quarter of fiscal year 2020 for the Company). Early adoption is permitted. The Company has both operating and capital leases (refer to Note 16. Commitments and Contingencies) as well as sale-leasebacks accounted for under the finance method and may have other arrangements that contain embedded leases as characterized in this ASU.  We expect that adoption of this ASU will result in the recognition of right-of-use assets and lease liabilities not currently recorded in our consolidated financial statements under existing accounting guidance. However, we are still evaluating all of the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Note 3.  Accounts Receivable, Net

Accounts receivable as of January 31, 2018 and October 31, 2017 consisted of the following:

	January 31,	October 31,
	2018	2017
Commercial Revenue:
Amount billed	$16,153	$41,073
Unbilled recoverable costs (1)	22,153	18,162
	38,306	59,235
Advanced Technologies (including U.S. government(2)):
Amount billed	574	1,934
Unbilled recoverable costs	5,201	7,352
	5,775	9,286
Accounts receivable, net	$44,081	$68,521

(1)	Additional long-term unbilled recoverable costs of $10.6 million and $12.8 million are included within “Other assets” as of January 31, 2018 and October 31, 2017, respectively.
(2)	Total U.S. government accounts receivable outstanding as of January 31, 2018 and October 31, 2017 were $3.3 million and $3.2 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

We bill customers for power plant and power plant component sales based on certain contractual milestones being reached.  We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs.  Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.  Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed.  Accounts receivable are presented net of an allowance for doubtful accounts of $0.1 million as of January 31, 2018 and October 31, 2017.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Accounts receivable from commercial customers (including unbilled recoverable costs) included amounts due from POSCO Energy of $12.9 million and $6.2 million as of January 31, 2018 and October 31, 2017, respectively and amounts due from NRG and NRG Yield of $0.0 million and $0.1 million as of January 31, 2018 and October 31, 2017, respectively.

Note 4.  Inventories

Inventories as of January 31, 2018 and October 31, 2017 consisted of the following:

	January 31,	October 31,
	2018	2017
Raw materials	$23,616	$20,065
Work-in-process (1)	36,252	54,431
Inventories	$59,868	$74,496

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements.  Included in work-in-process as of January 31, 2018 and October 31, 2017 was $29.9 million and $46.3 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.

Note 5.  Project Assets

Project assets as of January 31, 2018 and October 31, 2017 were $75.8 million and $73.0 million, respectively.  Project assets as of January 31, 2018 and October 31, 2017 included five completed, commissioned installations generating power with respect to which we have a power purchase agreement (“PPA”) with the end-user of power and site host with an aggregate value of $33.1 million and $32.1 million as of January 31, 2018 and October 31, 2017, respectively.  Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”), which are recorded under the financing method of accounting for a sale-leaseback.  Under the financing method, the Company does not recognize the proceeds received from the lessor as a sale of such assets.

The Project assets balance as of January 31, 2018 and October 31, 2017 also includes assets with an aggregate value of $42.7 million and $40.9 million, respectively, which are being developed and constructed by the Company and have not been placed in service.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 6.  Other Current Assets

Other current assets as of January 31, 2018 and October 31, 2017 consisted of the following:

	January 31,	October 31,
	2018	2017
Advance payments to vendors (1)	$2,133	$1,035
Deferred finance costs (2)	129	129
Prepaid expenses and other (3)	5,305	5,407
Other current assets	$7,567	$6,571

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)

Represents the current portion of direct deferred finance costs that relate primarily to securing the $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 7.  Other Assets

Other assets as of January 31, 2018 and October 31, 2017 consisted of the following:

	January 31,	October 31,
	2018	2017
Long-term stack residual value (1)	$1,096	$987
Deferred finance costs (2)	64	97
Long-term unbilled recoverable costs (3)	10,623	12,806
Other (4)	2,630	2,627
Other assets	$14,413	$16,517

(1)

Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title to the module from the customer upon expiration or termination of the service agreement.  If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.

(2)	Represents the long-term portion of direct deferred finance costs relating to the Company’s loan facility with NRG which is being amortized over the five-year life of the facility.
(3)	Represents unbilled recoverable costs that relate to revenue recognized on customer contracts that will be billed in future periods in excess of twelve months from the balance sheet date.
(4)

The Company entered into an agreement with one of its customers on June 29, 2016 which includes a fee for the purchase of the plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement and the total paid as of January 31, 2018 was $1.6 million.  Also included within other are long-term security deposits.

Note 8.  Accounts Payable

Accounts payable as of January 31, 2018 and October 31, 2017 was $37.8 million and $42.6 million, respectively.  Included in the balance were amounts due to POSCO Energy of $32.7 million as of January 31, 2018 and October 31, 2017, for the purchase of inventory.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 9.  Accrued Liabilities

Accrued liabilities as of January 31, 2018 and October 31, 2017 consisted of the following:

	January 31,	October 31,
	2018	2017
Accrued payroll and employee benefits	$2,548	$5,315
Accrued contract loss	19	37
Accrued product warranty cost (1)	446	348
Accrued material purchases (2)	1,312	2,396
Accrued service agreement costs (3)	3,777	3,319
Contractual milestone billings for inventory (4)	10,855	4,440
Accrued legal, taxes, professional and other	2,556	2,526
Accrued liabilities	$21,513	$18,381

(1)

Activity in the accrued product warranty costs for the three months ended January 31, 2018 included additions for estimates of future warranty obligations of $0.3 million on contracts in the warranty period and reductions related to actual warranty spend of $0.2 million as contracts progress through the warranty period or are beyond the warranty period.

(2)

The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO Energy’s behalf for its Korean production facility.  This liability represents amounts received for the purchase of materials on behalf of POSCO Energy.  Amounts due to vendors is recorded as “Accounts payable.”

(3)

Activity in service agreement costs remains unchanged for loss accruals on service contracts which was $1.1 million as of October 31, 2017 and January 31, 2018.  The accruals for performance guarantees increased from $2.2 million as of October 31, 2017 to $2.6 million as of January 31, 2018 resulting from additional accruals for the minimum output falling below the contract requirements for certain service agreements.

(4)

Amounts represent contractual milestone billings for inventory that will be provided to POSCO Energy within the next twelve months under a transaction that will not result in revenue recognition.  An additional $3.9 million as of January 31, 2018 will be billed and collected under this arrangement.

Note 10.  Stockholders’ Equity

Changes in stockholders’ equity

Changes in stockholders’ equity were as follows for the three months ended January 31, 2018:

Total Stockholders’ Equity
Balance as of October 31, 2017	$101,256
Share-based compensation	617
Warrant exercises	2,647
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(75)
Preferred dividends – Series B	(800)
Series C convertible preferred stock conversions	7,569
Other comprehensive income - foreign currency translation adjustments	33
Net loss	(4,183)
Balance as of January 31, 2018	$107,064

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

Public Offerings and Outstanding Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 12,000,000 shares of its common stock, (ii) Series C warrants to purchase 12,000,000 shares of its common stock and (iii) Series D warrants to purchase 12,000,000 shares of its common stock.  The Series C warrants have an exercise price of $1.60 per share and a term of five years.  A total of 7,536 shares of common stock were issued during the first quarter of fiscal year 2018 upon exercise of Series C warrants and the Company received total proceeds of $0.01 million in connection with such exercises.  The Series D warrants have an exercise price of $1.28 per share and a term of one year.  A total of 2,058,866 shares of common stock were issued during the first quarter of fiscal year 2018 upon the exercise of Series D warrants and the Company received total proceeds of $2.6 million in connection with such exercises.

On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC.  In conjunction with the offering, the Company issued 7,680,000 Series A Warrants, all of which remained outstanding as of January 31, 2018, at an exercise price of $5.83 per share.

The following table summarizes outstanding warrant activity during the three months ended January 31, 2018:

	Series A Warrants	Series C Warrants	Series D Warrants
Balance as of October 31, 2017	7,680,000	11,580,900	2,584,174
Warrants exercised	—	(7,536)	(2,058,866)
Warrants expired	—	—	—
Balance as of January 31, 2018	7,680,000	11,573,364	525,308

Note 11.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series, of which shares to date have been issued and designated as Series C Convertible Preferred Stock and 5% Series B Cumulative Convertible Perpetual Preferred Stock.

Series C Preferred Stock

The Company issued an aggregate of 33,500 shares of its Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”), $0.01 par value and $1,000 stated value per share, during the fiscal year ended October 31, 2017.  As of January 31, 2018 and October 31, 2017, there were 24,201 and 33,300 shares of Series C Preferred Stock issued and outstanding with a carrying value of $20.1 million and $27.7 million, respectively.

During the quarter ended January 31, 2018, 9,099 shares of the Series C Preferred Stock were converted to common shares as a result of installment conversions resulting in a reduction of $7.6 million to the carrying value being recorded to equity.  Installment conversions where the conversion price is below the fixed conversion price of $1.84 per share result in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the three months ended January 31, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $3.5 million.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series C Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  An assessment of the probability of the exercise of the potential redemption features in the Certificate of Designations (as defined below) for the Series C Preferred Stock is performed at each reporting date to determine whether any changes in classification are required.  As of October 31, 2017 and January 31, 2018, the Company determined that none of the contingent redemption features were probable.  As Series C Preferred Shares are converted to common shares, a proportional reduction in the carrying value will be recorded to equity.

A summary of certain terms of the Series C Preferred Stock are described as follows:

Conversion Rights. The Series C Preferred Shares are convertible into shares of common stock subject to the beneficial ownership limitations provided in the Certificate of Designations for Series C Preferred Stock (the “Certificate of Designations”), at a conversion price equal to $1.84 per share of common stock (“Conversion Price”), subject to adjustment as provided in the Certificate of Designations, at any time at the option of the holder.  In the event of a triggering event, as defined in the Certificate of Designations, the Series C Preferred Shares are convertible into shares of common stock at a conversion price of the lower of $1.84 per share and 85% of the lowest volume weighted average price (“VWAP”) of the common stock of the five trading days immediately prior to delivery of the applicable conversion notice.  The holders will be prohibited from converting Series C Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 8.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company.

Installment Payments. On November 1, 2017 and on the sixteenth day and first day of each calendar month thereafter until March 1, 2019, subject to extension in certain circumstances (the “Maturity Date”), inclusive, the Company will redeem the stated value of Series C Preferred Shares in thirty-three equal installments of $1.0 million (each bimonthly amount, an “Installment Amount” and the date of each such payment, an “Installment Date”). The holders will have the ability to defer installment payments, but not beyond the Maturity Date. In addition, during each period commencing on the 11th trading day prior to an Installment Date and prior to the immediately subsequent Installment Date, the holders may elect to accelerate the conversion of Series C Preferred Shares at the then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (x) in the aggregate, all the accelerations in such installment period exceed the sum of three other Installment Amounts, or (y) the number of Series C Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Installment Amounts.

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

If the Company elects or is required to effect an Installment Amount in whole or in part in cash, the amount paid will be equal to 108% of the applicable Installment Amount.

Dividends. Each holder of the Series C Preferred Shares shall be entitled to receive dividends (i) if no triggering event, as defined in the Certificate of Designations, has occurred and is continuing when and as declared by the Board of Directors, in its sole and absolute discretion or (ii) if a triggering event has occurred and until such triggering event has been cured, a dividend of 15% per annum based on the holder’s outstanding number of Series C Preferred Shares multiplied by the stated value.  There were no triggering events or dividends declared in fiscal year 2017 or during the three months ended January 31, 2018.

Redemption. In the event of a triggering event, as defined in the Certificate of Designations, the holders of the Series C Preferred Shares can force redemption at a price equal to the greater of (i) the conversion amount to be redeemed multiplied by 125% and (ii) the product of (a) the conversion rate with respect to the conversion amount in effect at such time as such holder delivers a triggering event redemption notice multiplied by (b) the greatest closing sale price of the common stock on any trading day during the period

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire payment required.

Liquidation. In the event of the Company’s liquidation, dissolution, or winding up, prior to distribution to holders of securities ranking junior to the Series C Preferred Shares, holders of Series C Preferred Shares will be entitled to receive the amount of cash, securities or other property equal to the greater of (i) the stated value thereof on the date of such payment plus accrued dividends, if any and (ii) the amount per share such holder would receive if such holder converted such Series C Preferred Shares into common stock immediately prior to the date of such payment.

Ranking and Voting Rights. Shares of Series C Preferred Stock rank with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution:

•	senior to shares of our common stock;
•	junior to our debt obligations;
•	junior to our outstanding Series B Preferred Stock; and
•	effectively junior to our subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

The holders of the Series C Preferred Shares have no voting rights, except as required by law. Any amendment to the Company’s certificate of incorporation or bylaws or the Certificate of Designations that adversely affects the powers, preferences and rights of the Series C Preferred Shares requires the approval of the holders of a majority of the Series C Preferred Shares then outstanding.

Redeemable Series B Preferred Stock

We have 105,875 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000.00 per share) (“Series B Preferred Stock”) authorized for issuance. As of January 31, 2018 and October 31, 2017, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million.  Dividends of $0.8 million were paid in cash for each of the three month periods ending January 31, 2018 and January 31, 2017, respectively.

Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”)

FCE FuelCell Energy Ltd. (“FCE Ltd”), the Company's wholly owned subsidiary, has 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) outstanding, which are held by Enbridge, Inc. ("Enbridge"), which is a related party.  The Company made its scheduled payments of Cdn. $0.3 million during each of the three month periods ending January 31, 2018 and 2017 under the terms of the Company’s agreement with Enbridge.  The Company also recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $0.7 million and Cdn. $0.5 million for the three months ended January 31, 2018 and 2017, respectively.  As of January 31, 2018 and October 31, 2017, the carrying value of the Series 1 Preferred Shares was Cdn. $19.7 million ($15.9 million) and Cdn. $19.4 million ($15.1 million), respectively, and is classified as preferred stock obligation of subsidiary on the Consolidated Balance Sheets.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 12.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2018	2017
Numerator
Net loss	$(4,183)	$(13,685)
Series C preferred stock deemed dividends	(3,463)	-
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(8,446)	$(14,485)
Denominator
Weighted average basic common shares	72,024,811	37,613,216
Effect of dilutive securities (1)	—	—
Weighted average diluted common shares	72,024,811	37,613,216
Basic loss per share	$(0.12)	$(0.39)
Diluted loss per share (1)	$(0.12)	$(0.39)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.  As of January 31, 2018 and 2017, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	January 31,	January 31,
	2018	2017
May 2017 Offering - Series C Warrants	11,573,364	—
May 2017 Offering - Series D Warrants	525,308	—
July 2016 Offering - Series A Warrants	7,680,000	7,680,000
July 2014 Offering - NRG Warrant	—	166,666
Outstanding options to purchase common stock	281,175	245,820
Unvested Restricted Stock Awards	1,789,581	904,041
Series C Preferred Shares to satisfy conversion requirements (1)	13,512,717	—
5% Series B Cumulative Convertible Preferred Stock	454,043	454,043
Series 1 Preferred Shares to satisfy conversion requirements	15,166	15,166
Total potentially dilutive securities	35,831,354	9,465,736

(1)

The number of shares of common stock issuable upon conversion of the Series C Preferred Stock was calculated using the stated value outstanding on January 31, 2018 of $24.2 million (original stated value of $33.5 million less the stated value of conversions to date through January 31, 2018 totaling $9.3 million) divided by the conversion price of $1.84.  The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.

Note 13.  Restricted Cash

As of January 31, 2018, there was $38.7 million of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments, compared to $38.2 million of restricted cash and cash equivalents pledged as of October 31, 2017. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor’s Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term.  The restricted cash balance as of January 31, 2018 also includes $17.5 million to support obligations related to PNC sale-leaseback transactions.  As of January 31, 2018 and October 31, 2017, outstanding letters of credit totaled $3.2 million and $2.9 million, respectively.  These expire on various dates through April 2019.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 14.  Debt and Financing Obligation

Debt as of January 31, 2018 and October 31, 2017, consisted of the following:

	January 31,	October 31,
	2018	2017
Connecticut Development Authority Note	$2,287	$2,349
Connecticut Green Bank Note	6,052	6,052
Financing obligation for sale-leaseback transactions	46,550	46,937
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	16,764	21,468
New Britain Renewable Energy Term Loan	1,550	1,697
Equipment financing and capital lease obligations	594	632
Deferred finance costs	(1,272)	(1,344)
Total debt	$82,525	$87,791
Current portion of long-term debt and financing obligation	(23,513)	(28,281)
Long-term debt	$59,012	$59,510

The Company has a loan agreement with the Connecticut Development Authority that was used to finance equipment purchases associated with our prior manufacturing capacity expansion. The interest rate is 5.0 percent and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require monthly interest and principal payments through May 2018.

The Company has a long-term loan agreement with the Clean Energy Finance and Investment Authority, now known as the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0 percent.  Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project’s provisional acceptance date, which is December 20, 2021, payable in forty-eight equal monthly installments.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.

In 2015, the Company entered into the first of a series of agreements with PNC, whereby the Company’s project finance subsidiaries entered into sale-leaseback agreements for commissioned projects where we had entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitute payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations.  The outstanding financing obligation balance as of January 31, 2018 was $46.6 million and the decrease from October 31, 2017 includes lease payments offset by the recognition of interest expense. The sale-leaseback transactions include a fair value purchase option at the end of the lease term.

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million for the first phase of an expansion project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreement securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, principal payments were deferred for the first four years and will begin in November 2019. Monthly interest payments at a fixed rate of 2.0 percent began in December 2015.  The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to half of the loan principal if certain job retention and job creation targets are reached.  On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain job creation target dates until October 28, 2019.

In April 2016, the Company entered into a loan and security agreement (the “Hercules Agreement”) with Hercules Capital, Inc. (“Hercules”) subject to certain terms and conditions of which the Company drew down $20.0 million during fiscal year 2016.  The loan is a 30 month secured facility and the term loan interest rate was 9.75 percent as of October 31, 2017 and increased to 10.0 percent as of January 31, 2018 resulting from the increase in the prime rate.  Interest is paid on a monthly basis.  In addition to interest, principal payments commenced on November 1, 2017 in equal monthly installments.  The loan balance and all accrued and unpaid interest is due and payable by October 1, 2018.  Per the terms of the Hercules Agreement, there is an end of term charge of $1.7 million also due on October 31, 2018, which is being accreted over the 30 month term using the effective interest rate method.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

As collateral for obligations under the Hercules Agreement, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. Collateral does not include assets held by FuelCell Energy Finance, LLC (“FuelCell Finance”) or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  Under the Hercules Agreement, as amended, there is a minimum cash covenant which requires the Company to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of at least the greater of (x) (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date and (y) $10.0 million.

In November 2016, we assumed debt with Webster Bank in the amount of $2.3 million as a part of an asset acquisition transaction.  The term loan interest rate is 5.0 percent and payments, which commenced in January 2017, are due on a quarterly basis.  The balance outstanding as of January 31, 2018 was $1.6 million.

The Company leases computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Deferred finance costs relate primarily to sale-leaseback transactions entered into with PNC which are being amortized over the ten-year term and direct deferred finance costs relating to the Hercules Agreement which is being amortized over the 30 month life of the loan.

In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into a Loan Agreement (the “Loan Agreement”) with NRG.  Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility for the purpose of accelerating project development by the Company and its subsidiaries.  We may draw on the facility to finance the construction of projects through the commercial operating date of the power plants so financed.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.  There were no drawdowns or outstanding balances on the Loan Agreement as of January 31, 2018 and October 31, 2017, respectively.

Note 15.  Income Taxes

The Company recorded an income tax benefit totaling $3.0 million for the three months ended January 31, 2018 compared to income tax expense of $0.1 million for the three months ended January 31, 2017.  The income tax benefit for the three months ended January 31, 2018 related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal tax rate from 34% to 21% effective January 1, 2018 which resulted in a deferred tax benefit of $1.0 million related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company anticipates generating in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.

Note 16.  Commitments and Contingencies

Lease Agreements

As of January 31, 2018 and October 31, 2017, the Company had equipment financing and capital lease obligations of $0.6 million.  Payment terms are generally thirty-six months from the date of acceptance for leased equipment.

The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Non-cancelable minimum payments applicable to operating and capital leases as of January 31, 2018 were as follows:

	Operating Leases	Capital Leases
Due Year 1	$764	$344
Due Year 2	561	182
Due Year 3	353	60
Due Year 4	373	5
Due Year 5	376	3
Thereafter	3,269	—
Total	$5,696	$594

Service Agreements

Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the particular power plant must meet a minimum operating output during defined periods of the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module(s). An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred at a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $2.6 million and $2.2 million as of January 31, 2018 and October 31, 2017, respectively, and is recorded in “Accrued liabilities.”

Our loss accrual on service agreements totaled $1.1 million as of January 31, 2018 and October 31, 2017 and is recorded in “Accrued liabilities.” Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations under each contract.

Power Purchase Agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. As owner or lessee of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run the power plants.

Other

As of January 31, 2018, the Company had unconditional purchase commitments aggregating $48.9 million, for materials, supplies and services in the normal course of business.

Under certain sales and financing agreements, the Company is contractually committed to provide compensation for any losses that our customers and finance partners may suffer in certain limited circumstances resulting from reductions in realization of the U.S. Investment Tax Credit. Such obligations would arise as a result of reductions to the value of the underlying fuel cell projects as assessed by the U.S. Internal Revenue Service (the “IRS”). The Company does not believe that any payments under these contracts are probable based on the facts known at the reporting date. The maximum potential future payments that the Company could have to make with respect to these obligations would depend on the difference between the fair values of the fuel cell projects sold or financed and the values the IRS would determine as the fair value for the systems for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the Company’s agreements is based on guidelines provided by the regulations from the IRS. The Company and its customers use fair values determined with the assistance of independent third-party appraisals.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  When used in this report, the words “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will”, “could”, “would”, “may”, “forecast”, and similar expressions and variations of such words are intended to identify forward-looking statements.  Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries (“FuelCell Energy”, “Company”, “we”, “us”, and “our”) of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under Advanced Technologies contracts; (v) future financing for projects including publicly issued bonds, equity and debt investments by investors and commercial bank financing; (vi) the expected cost competitiveness of our technology; and (vii) our ability to achieve our sales plans and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 in the section entitled “Item 1A. Risk Factors,” and the following:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants for coal and gas-fired central generation; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; rapid technological change; competition; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our changing relationship with POSCO Energy, which may affect our ability to develop the market in Asia and deploy SureSource power plants; our ability to implement our strategy; our ability to reduce our levelized cost of energy and cost reduction strategy generally; our ability to protect our intellectual property; the risk that commercialization of our products will not occur when anticipated; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets) and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

We provide comprehensive turn-key power generation solutions to our customers, including installation of the power plants as well as operating and maintaining the plants under multi-year service agreements. We target large-scale power users with our megawatt-class installations.  As a reference, one megawatt is adequate to continually power approximately 1,000 average sized U.S. homes.  Our customer base includes utility companies, municipalities, universities, government entities and businesses in a variety of industrial and commercial enterprises. Our leading geographic markets are South Korea and the United States, and we are pursuing expanding opportunities in other countries in Asia and Europe.

Our value proposition is to enable economic value with clean and affordable fuel cell power plants that supply power where consumed. Our solutions are easy-to-site in populated areas as they are clean, operate quietly and without vibrations, and have only modest space requirements.  Fuel cells use an electrochemical process to convert a fuel source into electricity and heat in a highly efficient process that emits virtually no pollutants as the fuel is not burned, generating power that is almost wholly absent of criteria pollutants such as nitrogen oxides that cause smog, sulfur oxides that contribute to acid rain, and particulate matter that can aggravate asthma.  Locating power generation near the point of use reduces reliance on the transmission grid, leading to enhanced energy security and power reliability.  Utilities can minimize or even avoid the cost of transmission or other infrastructure by adopting distributed generation, which saves their customers the cost of installing and maintaining transmission and also avoids the losses associated with transmitting electricity over great distances.  Our power plants provide electricity priced competitively to grid-delivered electricity in certain high cost regions and our strategy is to continue to reduce costs, which we believe will lead to wider adoption.

Our products can also be configured for recovery and storage applications.  We are developing Advanced Technologies which leverage our commercial platform and expertise. Our SureSource power plants utilize carbonate fuel cell technology, which is a very versatile type of fuel cell technology.  Utilizing our core SureSource plants, we have developed and are commercializing both a tri-generation distributed hydrogen configuration that generates electricity, heat and hydrogen for industrial or transportation uses, and a carbon capture application for coal or gas-fired power plants.  We also are developing and working to commercialize solid oxide fuel cells for adjacent sub-megawatt applications to the markets for our megawatt-class SureSource power plants as well as energy storage applications.  These applications are complementary to our core products, leverage our existing customer base, project development, sales and service expertise, and are large markets.

Recent Developments

Reinstatement of Investment Tax Credit.  The U.S. federal investment tax credit (the “ITC”) has been reinstated for fuel cells and other technologies pursuant to the Bipartisan Budget Act of 2018 which was signed into law on February 9, 2018. Fuel cells were excluded from the 2015 ITC extension in favor of wind and solar. The reinstatement of the ITC is expected to facilitate the Company’s U.S. market development activities while enhancing the economic and financing profile of FuelCell Energy’s projects. The ITC provides for a tax credit equal to 30 percent of qualified expenditures for fuel cell projects placed in service through 2019. The ITC is recognized as projects are placed into service. The ITC phases down to 26 percent for projects which commence construction in 2020 and to 22 percent for projects which commence construction in 2021. The in-service deadline for projects which commence construction in 2021 to be eligible for the ITC is January 1, 2024.

U.S. Market Development.  In February, the Company executed a 20-year PPA with Wm. Bolthouse Farms, Inc., a subsidiary of existing customer Campbell Soup Company, to install two SureSource 3000™ fuel cells that will generate 5 MW of power at its Bakersfield, California manufacturing site, which is home of Bolthouse Farms brand beverages, carrots and dressings.  The Company will provide a comprehensive turn-key project solution that includes engineering, procurement, construction, and maintenance services under the 20-year PPA.  The combined heat and power fuel cell system will provide reliable and low carbon electricity and steam that is expected to lead to a reduction in energy costs while enhancing power reliability from on-site power generation. Generating both power and thermal energy from the same unit of natural gas fuel reduces heating costs and the associated pollutants and carbon emissions from more traditional combustion-based boiler systems. Upon completion of this project, Campbell Soup Company subsidiaries will generate a total of 7.6 MW of energy using FuelCell power plants.

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

Comparison of Three Months Ended January 31, 2018 and 2017

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$38,613	$17,002	$21,611	127%
Total costs of revenues	$33,978	$15,189	$18,789	124%
Gross profit	$4,635	$1,813	$2,822	156%
Gross margin	12.0%	10.7%

Total revenues for the three months ended January 31, 2018 of $38.6 million reflects an increase of $21.6 million from $17.0 million for the same period in the prior year.  Total cost of revenues for the three months ended January 31, 2018 increased by $18.8 million to $34.0 million from $15.2 million during the same period in the prior year. A discussion of the changes in product sales, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product sales

Our product sales, cost of product sales and gross profit for three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2018	2017	$	%
Product sales	$29,530	$1,807	$27,723	1,534%
Cost of product sales	26,137	4,055	22,082	545%
Gross profit (loss) from product sales	$3,393	$(2,248)	$5,641	251%
Product sales gross margin (loss)	11.5%	(124.4)%

Product sales for the three months ended January 31, 2018 included $28.7 million of power plant revenue and $0.8 million of revenue related to engineering and construction services. This is compared to product sales for the three months ended January 31, 2017, which included $1.0 million of power plant revenue and $0.8 million of revenue related to engineering and construction services.

The increase in product sales during the period is due to the 20 megawatt (“MW”) order from Hanyang Industrial Development Co., Ltd (“HYD”) pursuant to which we provided equipment to HYD for a fuel cell project with Korea Southern Power Co., Ltd. (“KOSPO”). Shipments began in our fourth fiscal quarter of 2017 and were completed in our first fiscal quarter of 2018. The Company expects to begin commissioning activities in the spring of 2018 and the plant is expected to be operational in late summer of 2018.

Cost of product sales increased $22.1 million for the three months ended January 31, 2018 to $26.1 million, compared to $4.1 million in the same period in the prior year.  Overall gross profit was $3.4 million for the three months ended January 31, 2018. Gross profit increased from a gross loss in the same period in the prior year due to the favorable margins realized for the HYD contract. Product sales volume was significantly lower in the prior year given backlog at the time. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  For the three months ended January 31, 2018, the Company operated at an annualized production rate of approximately 25 MW. This is compared to the annual production rate of 35 MW in the same period in the prior year.

Service and license revenues

	Three Months Ended January 31,		Change
(dollars in thousands)	2018	2017	$	%
Service and license revenues	$4,104	$6,936	$(2,832)	(41)%
Cost of service and license revenues	3,406	6,266	(2,860)	(46)%
Gross profit from service and license revenues	$698	$670	$28	4%
Service and license revenues gross margin	17.0%	9.7%

Revenues for the three months ended January 31, 2018 from service agreements and license fee and royalty agreements decreased $2.8 million to $4.1 million from $6.9 million for the three months ended January 31, 2017.  Service agreement revenue decreased from the three months ended January 31, 2017 primarily due to a lower number of module replacements in the three months ended January 31, 2018. Revenue from license, royalty and material management fees decreased to $0.6 million for the three month period ended January 31, 2018 from $1.0 million for the prior year period due to lower royalties recognized.  The Company’s license and royalty agreements with POSCO Energy included a minimum royalty which expired in December 2016.

Cost of service and license revenues decreased $2.9 million to $3.4 million for the three months ended January 31, 2018 from $6.3 million for the three months ended January 31, 2017.  Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.  The decrease over the prior year period relates to lower expenses associated with module replacements and lower operating costs in the three months ended January 31, 2018.

Overall gross profit was $0.7 million for the three months ended January 31, 2018. The overall gross margin percentage of 17.0 percent for the three months ended January 31, 2018 compared to 9.7 percent in the prior year period.  Service margins were positively impacted by lower maintenance costs during the three months ended January 31, 2018.

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

Generation revenues

Generation revenues and related costs for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2018	2017	$	%
Generation revenues	$1,892	$2,085	$(193)	(9)%
Cost of generation revenues	1,609	1,115	494	44%
Gross profit from generation revenues	$283	$970	$(687)	(71)%
Generation revenues gross margin	15.0%	46.5%

Revenues for the three months ended January 31, 2018 from generation totaled $1.9 million, compared to $2.1 million for the three months ended January 31, 2017.  Generation revenues for the three months ended January 31, 2018 and 2017 reflects revenue from electricity generated from the Company’s PPAs.  Cost of generation revenues totaled $1.6 million in the three months ended January 31, 2018, compared to $1.1 million for the comparable prior year period.  The decrease in gross profit from generation revenues was primarily a result of higher maintenance activities that occurred in the first quarter of 2018. Cost of generation revenues included depreciation of $1.0 million for the three months ended January 31, 2018 and January 31, 2017. The Company had 11.2 MW of operating power plants in its portfolio for both periods presented.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2018	2017	$	%
Advanced Technologies contract revenues	$3,087	$6,174	$(3,087)	(50)%
Cost of Advanced Technologies contract revenues	2,826	3,753	(927)	(25)%
Gross profit from Advanced Technologies contracts	$261	$2,421	$(2,160)	89%
Advanced Technologies contract gross margin	8.5%	39.2%

Advanced Technologies contracts revenue for the three months ended January 31, 2018 was $3.1 million, which reflects a decrease of $3.1 million when compared to $6.2 million of revenue for the three months ended January 31, 2017.  Advanced Technologies contract revenue was lower for the three months ended January 31, 2018 primarily due to the timing of project activity under existing contracts.  Cost of Advanced Technologies contract revenues decreased $0.9 million to $2.8 million for the three months ended January 31, 2018, compared to $3.8 million for the same period in the prior year.  Advanced Technologies contracts for the three months ended January 31, 2018 generated a gross profit of $0.3 million compared to a gross profit of $2.4 million for the three months ended January 31, 2017.  The decrease in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the three months ended January 31, 2018, particularly a lower proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $6.1 million and $6.0 million for the three months ended January 31, 2018 and 2017, respectively.

Research and development expenses

Research and development expenses decreased to $4.0 million for the three months ended January 31, 2018 compared to $5.4 million during the three months ended January 31, 2017.  The decrease from the prior year period is primarily due to lower expenses following the introduction of the 3.7 MW SureSource 4000 TM.

Restructuring expense

Restructuring expense of $1.3 million was recorded for the three months ended January 31, 2017, relating to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with the degree of production needs.  There were no restructuring activities in the first quarter of fiscal year 2018.

Loss from operations

Loss from operations for the three months ended January 31, 2018 was $5.6 million compared to $10.9 million for the three months ended January 31, 2017.  The decrease in the loss from operations was primarily a result of the increased gross profit realized for the three months ended January 31, 2018, the lower operating expenses relating to decreased research and development expenses during the three months ended January 31, 2018 and the lack of restructuring expense in the three months ended January 31, 2018.

Interest expense

Interest expense for the three months ended January 31, 2018 and 2017 was $2.1 million and $2.3 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules Capital, Inc. (“Hercules”), interest expense related to sale-leaseback transactions recorded under the financing method and interest for the amortization of the redeemable preferred stock of subsidiary fair value.

Other income (expense), net

Other income (expense), net, was income of $0.5 million for the three months ended January 31, 2018 compared to expense of $0.4 million for the same period in 2017.  The income (expense) for both periods presented includes foreign exchange losses related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary. For the three months ended January 31, 2018, a foreign exchange gain was realized on payments denominated in South-Korean Won for the HYD contract.

Benefit (provision) for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. The Company recorded an income tax benefit totaling $3.0 million for the three months ended January 31, 2018 compared to income tax expense of $0.1 million for the three months ended January 31, 2017.  The income tax benefit for the three months ended January 31, 2018 related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal tax rate from 34% to 21% effective January 1, 2018 which resulted in a deferred tax benefit of $1.0 million related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company anticipates generating in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.

We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income.  Accordingly, no additional tax benefit has been recognized for NOLs or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Preferred stock deemed dividends

Installment conversions where the conversion price is below the fixed conversion price of $1.84 per share result in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the three months ended January 31, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $3.5 million.  There were no deemed dividends recorded for the three month period ended January 31, 2017.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Preferred stock dividends

Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended January 31, 2018 and 2017.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock deemed dividends on the Series C Preferred Stock and the preferred stock dividends on the Series B Preferred Stock.  For the three month periods ended January 31, 2018 and 2017, net loss attributable to common stockholders was $8.4 million and $14.5 million, respectively, and loss per common share was $0.12 and $0.39, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We intend to maintain appropriate cash and debt levels based upon our expected cash requirements for operations, capital expenditures, construction of project assets as well as principal, interest and dividend payments.  In the future, we may also engage in additional debt or equity financings, including project specific debt financings.  We believe that when necessary, we will have adequate access to the capital markets, although the timing and size of any financing will depend on multiple factors, including market conditions, future order flow and the need to adjust production capacity.  If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.

Cash and cash equivalents including restricted cash totaled $115.4 million as of January 31, 2018 compared to $87.4 million as of October 31, 2017.  As of January 31, 2018:

•	Unrestricted cash and cash equivalents was $76.8 million compared to $49.3 million as of October 31, 2017.
•

Restricted cash and cash equivalents was $38.6 million, of which $5.2 million was classified as current and $33.4 million was classified as non-current, compared to $38.1 million of total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

During fiscal year 2017, the Company completed an equity capital raise, which included the issuance of warrants. If all remaining warrants related to this equity offering are exercised in periods subsequent to January 31, 2018, the Company could receive additional cash proceeds of up to $19.0 million.

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

We also have an effective shelf registration statement on file with the SEC for issuance of equity and debt securities.

The Company’s future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios and cost reductions necessary to achieve profitable operations.  Our expanding development of large-scale turn-key projects in the United States requires liquidity and is expected to continue to have increasing liquidity requirements. A key element of our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operations of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital availability under our construction financing facility or other project financing arrangements. We may choose to substantially complete the construction of a project before it is sold to a project investor.  Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so.  If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such project, generally until such time that we can sell such project on economically attractive terms.  In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted “merchant” basis in advance of securing long-term contracts for the project attributes (including energy, renewable energy credits and capacity).  Delays in construction progress or in completing the sale of our projects that we are self-financing may impact our liquidity.

Our operating portfolio (11.2 MW as of January 31, 2018) contributes higher long-term cash flows to the Company than if these projects had been sold.  The Company plans to continue to grow this portfolio while also selling projects to investors.  As of January 31, 2018, the Company had an additional 21.7 MW under development and construction, some of which are expected to generate operating cash flows in fiscal 2018. These totals do not include the 39.8 MW Long Island Power Authority (“LIPA”) project awards, which are not yet in backlog. Retaining long-term cash flow positive projects combined with our service fleet reduces reliance on new project sales to achieve cash flow positive operations. We have worked with financial institutions to secure long-term debt and sale-leasebacks for our project asset portfolio as well as NRG for construction period financing.  Through January 31, 2018, we have financed four projects through sale-leaseback transactions.  As of January 31, 2018, total financing obligations and debt outstanding related to project assets was $48.1 million. Our generation portfolio provides the Company with the full benefit of future cash flows.

The Company had a contract backlog totaling approximately $638.5 million as of January 31, 2018. This backlog includes approximately $178.7 million of service agreements and $414.5 million of PPAs, combined for an average term of approximately 17 years weighted based on dollar backlog and utility service contracts up to twenty years in duration, providing a committed source of revenue until the year 2038.  Backlog as of January 31, 2018 also includes $2.2 million of product sales contracts and $43.1 million of Advanced Technologies contracts.  Backlog represents definitive agreements executed by the Company and our customers. This backlog excludes the following recent awards:  39.8 MW of LIPA project awards and the 20 MW twenty-year service agreement awarded by KOSPO.  These awards in total represent approximately $936.0 million of future revenue potential. This calculation assumes that the Company retains ownership of the LIPA projects in its generation portfolio. Both awards have terms of 20 years over which revenue would be recognized.  Project awards referenced by the Company are notifications that the Company has been selected, typically through a competitive bidding process, to enter into definitive agreements. These awards have been publicly disclosed.  Negotiations are in process and, if successfully completed, project awards will become backlog.

The Company also has a strong sales and service pipeline of potential projects in various stages of development in North America, Asia and Europe.  This pipeline includes projects for on-site ‘behind-the-meter’ applications and for grid support multi-megawatt fuel cell parks. Behind-the-meter applications provide end users with predictable long-term economics, on-site power including micro-grid capabilities and reduced carbon emissions. In addition, a number of multi-megawatt utility grid support projects are being developed for utilities and independent power producers to support the grid where power is needed. These projects may help both utilities and governments meet their renewable portfolio standards.

Factors that may impact our liquidity in fiscal year 2018 and beyond include:

•	Timing of project awards and factory production rate. The Company bids on large projects in diverse markets that can have long decision cycles and uncertain outcomes.
•

As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit, bonding or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•

The amount of accounts receivable as of January 31, 2018 and October 31, 2017 was $54.7 million ($10.6 million of which is classified as “Other assets”) and $81.3 million ($12.8 million of which is classified as “Other assets”), respectively. Included in accounts receivable as of January 31, 2018 and October 31, 2017 was $27.4 million and $38.3 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of January 31, 2018 and October 31, 2017 was $59.9 million and $74.5 million, respectively, which includes work in process inventory totaling $36.3 million and $54.4 million, respectively. As we continue to execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.  The Company reduced its production rate during fiscal year 2017 and expects to operate at lower levels for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.

•

Cash and cash equivalents as of January 31, 2018 included $1.3 million of cash advanced by POSCO Energy for raw material purchases made on its behalf by the Company. Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, the Company provides procurement services for POSCO Energy and receives compensation for services rendered.  While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

•

The amount of total project assets as of January 31, 2018 and October 31, 2017 was $75.8 million and $73.0 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are either operating and producing revenue or under construction.  Project assets as of January 31, 2018 consist of $33.1 million of completed installations currently operating and $42.7 million of project assets representing projects in development.  As of January 31, 2018, we had 11.2 MW of our operating project assets that generated $1.9 million of revenue in the first quarter of 2018.  Also, as of January 31, 2018, the Company had an additional 21.7 MW under development and construction which are expected to generate operating cash flows in fiscal year 2018. We expect this portfolio to continue to grow.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2018, we had pledged approximately $38.7 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

•

For fiscal year 2018, we forecast capital expenditures in the range of $11.0 to $13.0 million compared to $12.4 million in fiscal year 2017.  We have completed the first phase of our project to expand our 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet.  Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings. Investments in 2018 include adding module conditioning capacity to our Torrington facility. This is expected to result in logistics and time savings as modules are currently shipped to our Danbury, Connecticut facility for conditioning.

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $115.4 million as of January 31, 2018 compared to $87.4 million as of October 31, 2017.  As of January 31, 2018, restricted cash and cash equivalents was $38.6 million, of which $5.2 million was classified as current and $33.4 million was classified as non-current, compared to $38.1 million total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2018	2017
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$39,997	$(24,847)
Net cash used in investing activities	(7,393)	(8,797)
Net cash (used in) provided by financing activities	(4,654)	16,694
Effects on cash from changes in foreign currency rates	33	(70)
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,983	$(17,020)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash provided by operating activities was $40.0 million during the three months ended January 31, 2018, compared to $24.8 million net cash used in operating activities during the three months ended January 31, 2017.

Net cash provided by operating activities for the three months ended January 31, 2018 was primarily the result of decreases in accounts receivable of $26.6 million and inventory of $14.8 million, increases in accrued liabilities of $3.1 million and deferred revenue of $1.9 million and non-cash adjustments of $1.8 million.  Accounts receivable and inventory decreased primarily as a result of cash received and inventory delivered under the HYD contract. The amounts were offset by the net loss of $4.2 million for the three months ended January 31, 2018 and a decrease in accounts payable.

Net cash used in operating activities for the three months ended January 31, 2017 was primarily the result of a net loss of $13.7 million and increases in inventory of $8.5 million and accounts receivable of $2.6 million and decreases in accounts payable of $5.1 million and accrual liabilities of $2.2 million.  Inventory increased because production in the first quarter of fiscal year 2018 exceeded deployment of inventory. The amounts were offset by non-cash adjustments of $5.0 million.

Investing Activities – Net cash used in investing activities was $7.4 million for the three months ended January 31, 2018, compared to net cash used in investing activities of $8.8 million during the three months ended January 31, 2017.

The net cash used in investing activities for the three months ended January 31, 2018 included a $4.6 million investment in project assets to expand our operating portfolio and $2.8 million for capital expenditures.

The net cash used in investing activities for the three months ended January 31, 2017 resulted from capital expenditures of $6.4 million primarily relating to the Torrington facility expansion and project asset expenditures of $3.1 million to expand our operating portfolio offset by cash received from an asset acquisition of $0.6 million.

Financing Activities – Net cash used in financing activities was $4.7 million during the three months ended January 31, 2018, compared to net cash provided by financing activities of $16.7 million during the three months ended January 31, 2017.

Net cash used in financing activities during the three months ended January 31, 2018 resulted from cash payments of $6.3 million primarily relating to the repayment obligations under the Hercules loan and the payment of preferred dividends and the return of capital of $1.0 million. Cash payments were offset by cash received from warrant exercises of $2.6 million.

Net cash provided by financing activities during the three months ended January 31, 2017 related to $17.9 million of net proceeds relating to the sale-leaseback transactions with PNC, net proceeds received of $5.0 million from open market sales of common stock offset by the repayment of debt of $5.1 million and the payment of preferred dividends and return of capital of $1.0 million.

Sources and Uses of Cash and Investments

In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs on a per unit basis.  We also continue to invest in new product and market development and, as a result, we are not consistently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts, generation assets and Advanced Technologies contracts as well as sales of equity and equity linked securities and issuances of corporate and project debt.  Please see our Form 10-K for the fiscal year ended October 31, 2017 for further details.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of January 31, 2018 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$48,860	$46,475	$2,330	$55	$—
Series 1 Preferred obligation (2)	6,341	1,006	5,335	—	—
Term loans (principal and interest)	40,478	21,039	2,664	3,869	12,906
Capital and operating lease commitments (3)	6,291	1,108	1,157	758	3,268
Sale-leaseback financing obligation (4)	23,898	3,772	7,198	5,103	7,825
Option fee(5)	950	400	400	150	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$126,818	$73,800	$19,084	$9,935	$23,999

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
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
(4)

The amount represents payments due on sale-leaseback transactions of our wholly-owned subsidiaries, under their respective financing agreements with PNC.  Lease payments under this facility are generally payable in fixed quarterly installments over a ten-year period.

(5)

The Company entered into an agreement with one of its customers on June 29, 2016 that includes a fee for the purchase of the plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement.

(6)

We pay $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($141 per share) for 20 trading days during any consecutive 30 trading day period.

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“Seller”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from Seller.  Seller assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster Bank”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest rate is 5.0% and payments due on a quarterly basis commenced in January 2017.  The balance outstanding as of January 31, 2018 was $1.6 million.

In April 2016, the Company entered into a loan and security agreement (the “Hercules Agreement”) with Hercules for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The Hercules Agreement was subsequently amended in the fourth fiscal quarter of 2017.  The Company received an initial term loan advance on the date of closing of $15.0 million and an additional $5.0 million in September 2016.  As of January 31, 2018, drawdowns and accrued amortization of the end of term charge on the facility aggregated $16.8 million.  The loan is a 30 month secured facility and the term loan interest was previously 9.75% and increased to 10.0% during the three months ended January 31, 2018 resulting from the increase in the prime rate.  Interest is paid on a monthly basis.  Principal payments commenced on November 1, 2017 in equal monthly installments.   The loan balance and all accrued and unpaid interest is due and payable by October 1, 2018.  Per the terms of the Hercules Agreement, there is an end of term charge of $1.7 million also due on October 31, 2018 which is being accreted using the effective interest rate method.

As collateral for obligations under the Hercules Agreement, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. Collateral does not include assets held by FuelCell Finance or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  Under the Hercules Agreement, as amended, there is a minimum cash covenant which requires the Company to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of at least the greater of (x) (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date and (y) $10.0 million.

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million which was used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, payment of principal is deferred for the first four years with principal payments beginning in November 2019. Monthly interest payments at a fixed rate of 2 percent began in December 2015.  The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50 percent of the loan principal if certain job retention and job creation targets are reached.  On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain of the job creation target dates.  In addition, the Company may receive up to $10.0 million of non-refundable transferable tax credits if certain terms and conditions are met.

The second phase of our manufacturing expansion, for which we will be eligible to receive an additional $10.0 million in low-cost financing from the State of Connecticut, will commence as demand supports.  This includes adding manufacturing equipment to increase annual capacity from the current 100 MW to at least 200 MW. Plans for this phase also include the installation of a megawatt scale tri-generation fuel cell plant to power and heat the facility as well as provide hydrogen for the manufacturing process of the fuel cell components, and the creation of an Advanced Technologies Center for technology testing and prototype manufacturing. In addition, the final stage of the fuel cell module manufacturing will be relocated to the Torrington facility from its current location at the Danbury, Connecticut headquarters, which is intended to reduce logistics costs.  The total cost of both phases of the expansion could be up to $65.0 million over a five year period, including the proposed Advanced Technologies Center and tri-generation fuel cell power plant.

On July 30, 2014, the Company’s subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “Loan Agreement”).  Pursuant to the Loan Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants.  FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  As of January 31, 2018, there was no outstanding balance on this facility.

In March 2013, we closed on a long-term loan agreement with the Clean Energy Finance and Investment Authority, now known as the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport Fuel Cell Park Project.  The loan agreement carries an interest rate of 5.0 percent and principal repayments will commence on the eighth anniversary of the project’s provisional acceptance date which is in December 2021.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park contracts. The outstanding balance on the Connecticut Green Bank Note as of January 31, 2018 was $6.1 million.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of January 31, 2018, we had an outstanding balance of $2.3 million on this loan. The interest rate is 5 percent.  Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms require interest and principal payments through May 2018.

We have pledged approximately $38.7 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2018, outstanding letters of credit totaled $3.2 million. These expire on various dates through April 2019.  Under the terms of certain contracts, the Company will provide performance security for future contractual obligations.  The restricted cash balance as of January 31, 2018 includes $15.0 million which was placed in a Grantor’s Trust account to secure certain Company obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash.  The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the service agreement.  The restricted cash balance as of January 31, 2018 also includes $17.5 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transactions.

As of October 31, 2017, we have uncertain tax positions aggregating $15.7 million and have reduced our NOL carryforwards by this amount. Because of the level of NOLs and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table under the heading “Commitments and Significant Contractual Obligations.”

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.  As of January 31, 2018, our operating portfolio was 11.2 MW.

Service and warranty agreements

We warranty our products for a specific period of time against manufacturing or performance defects. Our standard U.S. warranty period is generally fifteen months after shipment or twelve months after acceptance of the product. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms up to twenty years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Refer to the Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended October 31, 2017 for additional details.

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of January 31, 2018, Advanced Technologies contracts backlog totaled $43.1 million, of which $23.2 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 16 “Commitments and Contingencies” to our consolidated financial statements for the three months ended January 31, 2018 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible asset, impairment of long-lived assets (including project assets) and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2017 filed with the Securities and Exchange Commission.

There have been no material changes in any of our critical accounting policies during the three months ended January 31, 2018.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance that is not yet effective.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2018, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2018, approximately 2% of our total cash and cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Shares

The conversion feature and the variable dividend obligation of our Series 1 Preferred Shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of January 31, 2018 and October 31, 2017 was $0.8 million. The fair value was based on valuation models using various assumptions, including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred Shares are denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations.

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

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2017, filed with the Securities and Exchange Commission on January 11, 2018, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  There have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2017 – November 30, 2017	—	$—	—	—
December 1, 2017 – December 31, 2017	—	$—	—	—
January 1, 2018 – January 31, 2018	1,330	$1.67	—	—
Total	1,330	$1.67	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION
(a)	None.
(b)	None.

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

March 8, 2018	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)