Form 10-Q
period 2018-04-30
FUELCELL ENERGY INC
filed 2018-06-07
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 1, 2018:  85,964,710

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$66,973	$49,294
Restricted cash and cash equivalents - short-term	5,249	4,628
Accounts receivable, net	46,189	68,521
Inventories	55,255	74,496
Other current assets	7,938	6,571
Total current assets	181,604	203,510
Restricted cash and cash equivalents - long-term	32,965	33,526
Project assets	79,595	73,001
Property, plant and equipment, net	44,667	43,565
Goodwill	4,075	4,075
Intangible asset	9,592	9,592
Other assets	15,121	16,517
Total assets	$367,619	$383,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,094	$28,281
Accounts payable	42,813	42,616
Accrued liabilities	14,731	18,381
Deferred revenue	9,424	7,964
Preferred stock obligation of subsidiary	837	836
Total current liabilities	77,899	98,078
Long-term deferred revenue	17,841	18,915
Long-term preferred stock obligation of subsidiary	14,825	14,221
Long-term debt and other liabilities	82,804	63,759
Total liabilities	193,369	194,973
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2018 and October 31, 2017)	59,857	59,857
Redeemable Series C preferred stock (liquidation preference of $14,548 and $33,300 as of April 30, 2018 and October 31, 2017, respectively)	12,102	27,700
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 225,000,000 and 125,000,000 shares authorized as of April 30, 2018 and October 31, 2017, respectively; 84,898,762 and 69,492,816 shares issued and outstanding as of April 30, 2018 and October 31, 2017, respectively	8	7
Additional paid-in capital	1,063,501	1,045,197
Accumulated deficit	(960,890)	(943,533)
Accumulated other comprehensive loss	(328)	(415)
Treasury stock, Common, at cost (182,962 and 88,861 shares as of April 30, 2018 and October 31, 2017, respectively)	(447)	(280)
Deferred compensation	447	280
Total stockholders’ equity	102,291	101,256
Total liabilities and stockholders' equity	$367,619	$383,786

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended April 30,
	2018	2017
Revenues:
Product (including $10.9 million and $0.2 million of related party revenues)	$12,200	$737
Service and license (including $0.6 million and $1.3 million of related party revenues)	3,206	12,592
Generation	1,742	1,634
Advanced Technologies	3,682	5,454
Total revenues	20,830	20,417
Costs of revenues:
Product	13,947	3,204
Service and license	2,531	12,159
Generation	2,036	1,294
Advanced technologies	2,945	3,377
Total costs of revenues	21,459	20,034
Gross (loss) profit	(629)	383
Operating expenses:
Administrative and selling expenses	7,085	6,483
Research and development expenses	5,021	5,386
Restructuring expense	—	10
Total costs and expenses	12,106	11,879
Loss from operations	(12,735)	(11,496)
Interest expense	(2,059)	(2,310)
Other income, net	1,620	532
Loss before benefit for income taxes	(13,174)	(13,274)
Benefit for income taxes	—	36
Net loss	(13,174)	(13,238)
Series C preferred stock deemed dividends	(4,199)	—
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(18,173)	$(14,038)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.23)	$(0.33)
Basic and diluted weighted average shares outstanding	79,563,265	42,568,818

	Three Months Ended April 30,
	2018	2017
Net loss	$(13,174)	$(13,238)
Other comprehensive loss:
Foreign currency translation adjustments	54	32
Total comprehensive loss	$(13,120)	$(13,206)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Six Months Ended April 30,
	2018	2017
Revenues:
Product (including $11.4 million and $0.3 million of related party revenues)	$41,730	$2,544
Service and license (including $1.8 million and $2.9 million of related party revenues)	7,310	19,528
Generation	3,634	3,719
Advanced technologies	6,769	11,628
Total revenues	59,443	37,419
Costs of revenues:
Product	40,084	7,259
Service and license	5,937	18,425
Generation	3,645	2,409
Advanced technologies	5,771	7,130
Total costs of revenues	55,437	35,223
Gross profit	4,006	2,196
Operating expenses:
Administrative and selling expenses	13,227	12,487
Research and development expenses	9,067	10,778
Restructuring expense	—	1,355
Total costs and expenses	22,294	24,620
Loss from operations	(18,288)	(22,424)
Interest expense	(4,200)	(4,577)
Other income, net	2,096	123
Loss before benefit (provision) for income taxes	(20,392)	(26,878)
Benefit (provision) for income taxes	3,035	(45)
Net loss	(17,357)	(26,923)
Series C preferred stock deemed dividends	(7,662)	—
Series B preferred stock dividends	(1,600)	(1,600)
Net loss attributable to common stockholders	$(26,619)	$(28,523)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.35)	$(0.71)
Basic and diluted weighted average shares outstanding	75,731,565	40,049,948

	Six Months Ended April 30,
	2018	2017
Net loss	$(17,357)	$(26,923)
Other comprehensive loss:
Foreign currency translation adjustments	87	(38)
Total comprehensive loss	$(17,270)	$(26,961)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,357)	$(26,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,378	2,226
Loss from change in fair value of embedded derivatives	45	25
Depreciation	4,302	4,296
Non-cash interest expense on preferred stock and debt obligations	2,845	2,958
Unrealized foreign exchange gains	(367)	(259)
Deferred income taxes	(3,035)	—
Project asset impairment	485	—
Other non-cash transactions, net	203	241
Decrease (increase) in operating assets:
Accounts receivable	24,379	(9,020)
Inventories	30,981	(1,779)
Other assets	(1,382)	(366)
Increase (decrease) in operating liabilities:
Accounts payable	3,290	(4,837)
Accrued liabilities	(4,238)	(5,684)
Deferred revenue	386	547
Net cash provided by (used in) operating activities	41,915	(38,575)
Cash flows from investing activities:
Capital expenditures	(5,506)	(8,290)
Project asset expenditures	(21,749)	(10,154)
Cash acquired from asset acquisition	—	633
Net cash used in investing activities	(27,255)	(17,811)
Cash flows from financing activities:
Repayment of debt	(10,919)	(6,299)
Proceeds from debt	13,091	17,891
Payment of deferred financing costs	(352)	(119)
Payment of preferred dividends and return of capital	(2,096)	(2,067)
Cash received for common stock issued for stock plans	—	50
Proceeds from sale of common stock and warrant exercises, net	3,268	12,785
Net cash provided by financing activities	2,992	22,241
Effects on cash from changes in foreign currency rates	87	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,739	(34,183)
Cash, cash equivalents and restricted cash-beginning of period	87,448	118,316
Cash, cash equivalents and restricted cash-end of period	$105,187	$84,133
Supplemental cash flow disclosures:
Cash interest paid	$1,144	$2,821
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	—	50
Net noncash reclass of project assets to inventory	11,740	—
Assumption of debt in conjunction with asset acquisition	—	2,289
Acquisition of project assets	—	2,386
Series C preferred share conversions	15,598	—
Accrued purchase of fixed assets, cash paid in subsequent period	273	1,816
Accrued purchase of project assets, cash paid in subsequent period	1,504	115

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1.  Nature of Business and Basis of Presentation

FuelCell Energy, Inc., together with its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”) is a leading integrated fuel cell company with a growing global presence.  We design, manufacture, install, operate and service ultra-clean, efficient and reliable stationary fuel cell power plants.  Our SureSource power plants generate electricity and usable high quality heat for commercial, industrial, government and utility customers.  We have commercialized our stationary carbonate fuel cells and are also pursuing the complementary development of planar solid oxide fuel cells and other fuel cell technologies.  Our operations are funded primarily through sales of equity instruments to strategic investors or in public markets, corporate and project level debt financing and local or state government loans or grants.  In order to produce positive cash flow from operations, we need to be successful at increasing annual order volume and production and in our cost reduction efforts.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the six months ended April 30, 2018 have been included.  All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet as of October 31, 2017 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and notes thereto for the year ended October 31, 2017, which are contained in our Annual Report on Form 10-K previously filed with the SEC.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Related Parties

POSCO Energy Co., Ltd. (“POSCO Energy”) is a related party and owned approximately 3.0% of the outstanding common shares of the Company as of April 30, 2018.  Revenues from POSCO Energy for the three months ended April 30, 2018 and 2017 represent approximately 4.0% and 7.0%, respectively, of consolidated revenues and revenues from POSCO Energy for the six months ended April 30, 2018 and 2017 represent approximately 3.0% and 8.0%, respectively, of consolidated revenues.

NRG Energy, Inc. (“NRG”) is a related party and owned approximately 2.0% of the outstanding common shares of the Company as of April 30, 2018.  NRG Yield, Inc. (“NRG Yield”) is a dividend growth-oriented company formed by NRG that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States.  Revenues from NRG and NRG Yield for the three months ended April 30, 2018 and 2017 represent approximately 52.0% and 0.3%, respectively, of consolidated revenues and revenues for the six months ended April 30, 2018 and 2017 represent approximately 18.1% and 0.4%, respectively, of consolidated revenues.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 2.  Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU were initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year to fiscal years, and interim periods within those fiscal years beginning after December 15, 2017 (which, for the Company, will be the first quarter of fiscal year 2019), but allow adoption as of the original effective date.  The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored Advanced Technologies projects.  This requires application of various revenue recognition methods under current accounting guidance.  Although we anticipate that upon adoption of this new ASU the timing of revenue recognition for certain of our revenue sources might change, we are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606).”  This ASU provides narrow-scope improvements and practical expedients regarding collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.  We have initiated a review of the contracts for our significant revenue streams to understand the impact of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (which, for the Company, will be the first quarter of fiscal year 2020). Early adoption is permitted. The Company has both operating and capital leases (refer to Note 17. “Commitments and Contingencies”) as well as sale-leasebacks accounted for under the finance method and may have other arrangements that contain embedded leases as characterized in this ASU.  We expect that adoption of this ASU will result in the recognition of right-of-use assets and lease liabilities not currently recorded in our consolidated financial statements under existing accounting guidance. However, we are still evaluating all of the Company’s contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Note 3.  Accounts Receivable, Net

Accounts receivable as of April 30, 2018 and October 31, 2017 consisted of the following:

	April 30,	October 31,
	2018	2017
Commercial Customers:
Amount billed	$15,621	$41,073
Unbilled recoverable costs (1)	22,746	18,162
	38,367	59,235
Advanced Technologies (including U.S. government(2)):
Amount billed	1,980	1,934
Unbilled recoverable costs	5,842	7,352
	7,822	9,286
Accounts receivable, net	$46,189	$68,521

(1)	Additional long-term unbilled recoverable costs of $11.2 million and $12.8 million are included within “Other assets” as of April 30, 2018 and October 31, 2017, respectively.
(2)	Total U.S. government accounts receivable, including unbilled recoverable cost, outstanding as of April 30, 2018 and October 31, 2017 were $4.5 million and $3.2 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

We bill customers for power plant and power plant component sales based on certain contractual milestones being reached.  We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual recoverable costs incurred, typically in the month subsequent to incurring costs.  Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.  Unbilled recoverable costs relate to revenue recognized on customer contracts that have not been billed.  Accounts receivable are presented net of an allowance for doubtful accounts of $0.1 million as of April 30, 2018 and October 31, 2017.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Accounts receivable from commercial customers (including unbilled recoverable costs) included amounts due from POSCO Energy of $12.2 million and $6.2 million as of April 30, 2018 and October 31, 2017, respectively, and amounts due from NRG and NRG Yield of $0.02 million and $0.1 million as of April 30, 2018 and October 31, 2017, respectively.

Note 4.  Inventories

Inventories as of April 30, 2018 and October 31, 2017 consisted of the following:

	April 30,	October 31,
	2018	2017
Raw materials	$19,355	$20,065
Work-in-process (1)	35,900	54,431
Inventories	$55,255	$74,496

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements.  Included in work-in-process as of April 30, 2018 and October 31, 2017 was $29.3 million and $46.3 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.

Note 5.  Project Assets

Project assets as of April 30, 2018 and October 31, 2017 were $79.6 million and $73.0 million, respectively.  Project assets as of April 30, 2018 and October 31, 2017 included five completed, commissioned installations generating power with respect to which we have a power purchase agreement (“PPA”) with the end-user of power and site host with an aggregate value of $31.1 million and $32.1 million as of April 30, 2018 and October 31, 2017, respectively.  Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”), which are recorded under the financing method of accounting for a sale-leaseback.  Under the financing method, the Company does not recognize the proceeds received from the lessor as a sale of such assets.

The Project assets balance as of April 30, 2018 and October 31, 2017 also includes assets with an aggregate value of $48.5 million and $40.9 million, respectively, which are being developed and constructed by the Company and have not been placed in service.

On April 5, 2018, the Company sold a project asset to NRG Yield which resulted in the recognition of product revenue of $10.8 million.  The total reduction in project assets relating to the sale to NRG Yield was $9.8 million which was recorded as product cost of revenues.  The Company also had a $0.5 million impairment of a project asset during the six months ended April 30, 2018 due to the termination of the project.  The impairment was recorded as generation cost of revenues.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 6.  Other Current Assets

Other current assets as of April 30, 2018 and October 31, 2017 consisted of the following:

	April 30,	October 31,
	2018	2017
Advance payments to vendors (1)	$2,714	$1,035
Deferred finance costs (2)	129	129
Prepaid expenses and other (3)	5,095	5,407
Other current assets	$7,938	$6,571

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)

Represents the current portion of direct deferred finance costs that relate primarily to securing the $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid expenses including insurance, rent and lease payments.

Note 7.  Other Assets

Other assets as of April 30, 2018 and October 31, 2017 consisted of the following:

	April 30,	October 31,
	2018	2017
Long-term stack residual value (1)	$1,096	$987
Deferred finance costs (2)	32	97
Long-term unbilled recoverable costs (3)	11,153	12,806
Other (4)	2,840	2,627
Other assets	$15,121	$16,517

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
(4)

The Company entered into an agreement with one of its customers on June 29, 2016 which includes a fee for the purchase of the plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement and the total paid as of April 30, 2018 and October 31, 2017 was $2.0 million and $1.6 million, respectively.  Also included within “Other” are long-term security deposits.

Note 8.  Accounts Payable

Accounts payable as of April 30, 2018 and October 31, 2017 was $42.8 million and $42.6 million, respectively.  Included in the balance were amounts due to POSCO Energy of $32.7 million as of April 30, 2018 and October 31, 2017 for the purchase of inventory.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 9.  Accrued Liabilities

Accrued liabilities as of April 30, 2018 and October 31, 2017 consisted of the following:

	April 30,	October 31,
	2018	2017
Accrued payroll and employee benefits	$3,124	$5,315
Accrued contract loss	—	37
Accrued product warranty cost (1)	343	348
Accrued material purchases (2)	548	2,396
Accrued service agreement costs (3)	1,726	3,319
Contractual milestone billings for inventory (4)	5,921	4,440
Accrued legal, taxes, professional and other	3,069	2,526
Accrued liabilities	$14,731	$18,381

(1)

Activity in the accrued product warranty costs for the six months ended April 30, 2018 included additions for estimates of future warranty obligations of $0.3 million on contracts in the warranty period and reductions related to actual warranty spend of $0.3 million as contracts progress through the warranty period or are beyond the warranty period.

(2)

The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO Energy’s behalf for its Korean production facility.  This liability represents amounts received for the purchase of materials on behalf of POSCO Energy.  Amounts due to vendors is recorded as “Accounts payable.”

(3)

The loss accruals on service contracts were $1.1 million as of October 31, 2017 which decreased to $1.0 million as of April 30, 2018.  The accruals for performance guarantees decreased from $2.2 million as of October 31, 2017 to $0.7 million as of April 30, 2018 resulting from payments offset by additional accruals for the minimum power output falling below the contract requirements for certain service agreements.

(4)	Amounts represent contractual milestone billings for inventory that will be provided to POSCO Energy within the next twelve months under a transaction that will not result in revenue recognition.

Note 10.  Stockholders’ Equity

Changes in stockholders’ equity

Changes in stockholders’ equity were as follows for the six months ended April 30, 2018:

Total Stockholders’ Equity
Balance as of October 31, 2017	$101,256
Share-based compensation	1,378
Proceeds from common stock issuance and warrant exercises, net of fees	3,268
Common stock issued, non-employee compensation	282
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(621)
Preferred dividends – Series B	(1,600)
Conversion of Redeemable Series C preferred stock	15,598
Other comprehensive income - foreign currency translation adjustments	87
Net loss	(17,357)
Balance as of April 30, 2018	$102,291

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

Public Offerings and Outstanding Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 12,000,000 shares of its common stock, (ii) Series C warrants to purchase 12,000,000 shares of its common stock and (iii) Series D warrants to purchase 12,000,000 shares of its common stock.  The Series C warrants have an exercise price of $1.60 per share and a term of five years.  A total of 11,536 shares of common stock were issued during the first six months of fiscal year 2018 upon exercise of Series C warrants and the Company received total proceeds of $0.02 million in connection with such exercises.  The Series D warrants have an exercise price of $1.28 per share and a term of one year.  A total of 2,584,174 shares of common stock were issued during the first six months of fiscal year 2018 upon the exercise of Series D warrants and the Company received total proceeds of $3.3 million in connection with such exercises.  As of April 30, 2018, all Series D warrants have been exercised.

On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC.  In conjunction with the offering, the Company issued 7,680,000 Series A Warrants, all of which remained outstanding as of April 30, 2018, at an exercise price of $5.83 per share.

The following table summarizes outstanding warrant activity during the six months ended April 30, 2018:

	Series A Warrants	Series C Warrants	Series D Warrants
Balance as of October 31, 2017	7,680,000	11,580,900	2,584,174
Warrants exercised	—	(11,536)	(2,584,174)
Warrants expired	—	—	—
Balance as of April 30, 2018	7,680,000	11,569,364	—

Note 11.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series.  Of these authorized shares, the Company had, as of April 30, 2018, issued and outstanding shares of Series C Convertible Preferred Stock and 5% Series B Cumulative Convertible Perpetual Preferred Stock in the amounts described below.

Series C Preferred Stock

The Company issued an aggregate of 33,500 shares of its Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”), $0.01 par value and $1,000 stated value per share, during the fiscal year ended October 31, 2017.  As of April 30, 2018 and October 31, 2017, there were 14,548 and 33,300 shares of Series C Preferred Stock issued and outstanding, respectively, with a carrying value of $12.1 million and $27.7 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

During the six months ended April 30, 2018, holders of our Series C Preferred Stock converted 18,752 shares of the Series C Preferred Stock into common shares through installment conversions resulting in a reduction of $15.6 million to the carrying value being recorded to equity.  Installment conversions in which the conversion price is below the fixed conversion price of $1.84 per share result in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the three and six months ended April 30, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $4.2 million and $7.7 million, respectively.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series C Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  An assessment of the probability of the exercise of the potential redemption features in the Certificate of Designations (as defined below) for the Series C Preferred Stock is performed at each reporting date to determine whether any changes in classification are required.  As of April 30, 2018 and October 31, 2017, the Company determined that none of the contingent redemption features were probable.  As Series C Preferred Shares are converted to common shares, a proportional reduction in the carrying value will be recorded to equity.

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

Installment Payments. On November 1, 2017 and on the sixteenth day and first day of each calendar month thereafter until March 1, 2019, subject to extension in certain circumstances (the “Maturity Date”), inclusive, the Company will redeem the stated value of Series C Preferred Shares in thirty-three equal installments of $1.0 million (each bimonthly amount, an “Installment Amount” and the date of each such payment, an “Installment Date”). The holders will have the ability to defer installment payments, but not beyond the Maturity Date. In addition, during each period commencing on the 11th trading day prior to an Installment Date and prior to the immediately subsequent Installment Date, the holders may elect to accelerate the conversion of Series C Preferred Shares at the then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Installment Amounts, or (b) the number of Series C Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Installment Amounts.

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

If the Company elects or is required to pay an Installment Amount in whole or in part in cash, the amount paid will be equal to 108% of the applicable Installment Amount.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Dividends. Each holder of the Series C Preferred Shares shall be entitled to receive dividends (a) if no triggering event, as defined in the Certificate of Designations, has occurred and is continuing when and as declared by the Board of Directors, in its sole and absolute discretion or (b) if a triggering event has occurred and until such triggering event has been cured, a dividend of 15% per annum based on the holder’s outstanding number of Series C Preferred Shares multiplied by the stated value.  There were no triggering events or dividends declared in fiscal year 2017 or during the six months ended April 30, 2018.

Redemption. In the event of a triggering event, as defined in the Certificate of Designations, the holders of the Series C Preferred Shares can force redemption at a price equal to the greater of (a) the conversion amount to be redeemed multiplied by 125% and (b) the product of (i) the conversion rate with respect to the conversion amount in effect at such time as such holder delivers a triggering event redemption notice multiplied by (ii) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire payment required.

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

Redeemable Series B Preferred Stock

We have 105,875 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000.00 per share) (“Series B Preferred Stock”) authorized for issuance. As of April 30, 2018 and October 31, 2017, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million.  Dividends of $1.6 million were paid in cash for each of the six month periods ended April 30, 2018 and 2017, respectively.

Class A Cumulative Redeemable Exchangeable Preferred Shares

FCE FuelCell Energy Ltd. (“FCE Ltd”), a subsidiary of the Company, has 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) outstanding, which are held by Enbridge, Inc. (“Enbridge”), which is a related party.  The Company made its scheduled payments of Cdn. $0.5 million during each of the six month periods ended April 30, 2018 and 2017 under the terms of the Company’s agreement with Enbridge.  The Company also recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $1.4 million and Cdn. $1.3 million for the six months ended April 30, 2018 and 2017, respectively.  As of April 30, 2018 and October 31, 2017, the carrying value of the Series 1 Preferred Shares was Cdn. $20.1 million (U.S. $15.7 million) and Cdn. $19.4 million (U.S. $15.1 million), respectively, and is classified as a preferred stock obligation of a subsidiary on the Consolidated Balance Sheets.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 12.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Numerator
Net loss	$(13,174)	$(13,238)	$(17,357)	$(26,923)
Series C preferred stock deemed dividends	(4,199)	—	(7,662)	—
Series B preferred stock dividends	(800)	(800)	(1,600)	(1,600)
Net loss attributable to common stockholders	$(18,173)	$(14,038)	$(26,619)	$(28,523)
Denominator
Weighted average basic common shares	79,563,265	42,568,818	75,731,565	40,049,948
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	79,563,265	42,568,818	75,731,565	40,049,948
Basic loss per share	$(0.23)	$(0.33)	$(0.35)	$(0.71)
Diluted loss per share (1)	$(0.23)	$(0.33)	$(0.35)	$(0.71)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.  As of April 30, 2018 and 2017, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30,	April 30,
	2018	2017
May 2017 Offering - Series C Warrants	11,569,364	—
July 2016 Offering - Series A Warrants	7,680,000	7,680,000
July 2014 Offering - NRG Warrant	—	166,666
Outstanding options to purchase common stock	327,890	214,383
Unvested Restricted Stock Awards	1,185,457	1,986,732
Series C Preferred Shares to satisfy conversion requirements (1)	7,906,783	—
5% Series B Cumulative Convertible Preferred Stock	454,043	454,043
Series 1 Preferred Shares to satisfy conversion requirements	15,166	15,166
Total potentially dilutive securities	29,138,703	10,516,990

(1)

The number of shares of common stock issuable upon conversion of the Series C Preferred Stock was calculated using the stated value outstanding on April 30, 2018 of $14.5 million (original stated value of $33.5 million less the stated value of conversions to date through April 30, 2018 totaling $19.0 million) divided by the conversion price of $1.84.  The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.

Note 13.  Restricted Cash

As of April 30, 2018 and October 31, 2017, there was $38.2 million of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor’s Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term.  The restricted cash balance as of April 30, 2018 and October 31, 2017 also includes $17.2 million and $17.0 million, respectively, to support obligations related to PNC sale-leaseback transactions.  As of April 30, 2018 and October 31, 2017, outstanding letters of credit totaled $2.3 million and $2.9 million, respectively.  These expire on various dates through April 2019.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 14.  Debt and Financing Obligation

Debt as of April 30, 2018 and October 31, 2017 consisted of the following:

	April 30,	October 31,
	2018	2017
Connecticut Development Authority Note	$2,256	$2,349
Connecticut Green Bank Note	6,051	6,052
Financing obligation for sale-leaseback transactions	46,110	46,937
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	26,754	21,468
New Britain Renewable Energy Term Loan	1,402	1,697
Equipment financing and capital lease obligations	489	632
Deferred finance costs	(1,455)	(1,344)
Total debt	$91,607	$87,791
Current portion of long-term debt and financing obligation	(10,094)	(28,281)
Long-term debt	$81,513	$59,510

The Company has a loan agreement with the Connecticut Development Authority that was used to finance equipment purchases associated with our prior manufacturing capacity expansion. The interest rate is 5.0 percent per annum and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. The original repayment terms required monthly interest and principal payments through May 2018.  However, the repayment terms for the loan agreement with the Connecticut Development Authority were modified in April 2018, such that the remaining balance and interest will be paid on a monthly basis through December 2018.

The Company has a long-term loan agreement with the Clean Energy Finance and Investment Authority, now known as the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0 percent per annum.  Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project’s provisional acceptance date, which is December 20, 2021, payable in forty-eight equal monthly installments.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.

In 2015, the Company entered into the first of a series of agreements with PNC, whereby the Company’s project finance subsidiaries entered into sale-leaseback agreements for commissioned projects where we had entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitute payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations.  The outstanding financing obligation balance as of April 30, 2018 was $46.1 million and the decrease from $46.9 million on October 31, 2017 includes lease payments offset by the recognition of interest expense. The sale-leaseback transactions include a fair value purchase option at the end of the lease term.

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million for the first phase of an expansion project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet. In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreement securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, principal payments were deferred for the first four years and will begin in November 2019. Monthly interest payments at a fixed rate of 2.0 percent per annum began in December 2015.  The financing is payable over 15 years and is predicated on certain terms and conditions, including the forgiveness of up to half of the loan principal if certain job retention and job creation targets are reached.  On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain job creation target dates until October 28, 2019.

In April 2016, the Company entered into a loan and security agreement (the “Hercules Agreement”) with Hercules Capital, Inc. (“Hercules”) subject to certain terms and conditions of which the Company drew down $20.0 million during fiscal year 2016.  The loan was a 30 month secured facility.  The term loan interest rate was 9.75 percent per annum as of October 31, 2017 and increased to 10.0 percent per annum as of January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments.  The loan balance and all accrued

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

and unpaid interest was due and payable by October 1, 2018.  Under the terms of the Hercules Agreement, there was an end of term charge of $1.7 million due on October 31, 2018, which was being accreted over the 30 month term using the effective interest rate method.

On March 28, 2018, the Company and Hercules entered into an amendment to the Hercules Agreement (such amendment, the “Amendment”) which allowed the Company to draw a term loan advance of $13.1 million.  The aggregate amount outstanding, which includes the amount outstanding under the original Hercules Agreement of $11.9 million and the term loan advance under the Amendment, is $25.0 million.  The term loan maturity date is October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  Payments for the aggregate amount outstanding are interest-only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date.  The term loan interest rate is 10.15% per annum.  The end of term charge of $1.7 million remains due on October 31, 2018, however, under the terms of the Amendment, it has been considered earned and has been fully accrued.  An additional end of term charge of $0.9 million will be due on October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  The end of term charge is being accreted over a 30-month term.

As collateral for obligations under the Hercules Agreement, as amended, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. The collateral does not include assets held by FuelCell Energy Finance, LLC (“FuelCell Finance”) or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  Under the Hercules Agreement, as amended, there is a minimum cash covenant which requires the Company to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of at least the greater of (x) (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date and (y) $10.0 million.  The Hercules Agreement, as amended, contains customary representations and warranties, affirmative and negative covenants, and events of default that entitle Hercules to cause our indebtedness under the agreement to become immediately due and payable.

In November 2016, we assumed debt with Webster Bank in the amount of $2.3 million as a part of an asset acquisition transaction.  The term loan interest rate is 5.0 percent per annum and payments, which commenced in January 2017, are due on a quarterly basis.  The balance outstanding as of April 30, 2018 was $1.4 million.

The Company leases computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Deferred finance costs relate primarily to sale-leaseback transactions entered into with PNC which are being amortized over the ten-year term and direct deferred finance costs relating to the Hercules Agreement, as amended, which is being amortized over the 30 month life of the loan.

In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “NRG Agreement”).  Pursuant to the NRG Agreement, NRG has extended a $40.0 million revolving construction and term financing facility for the purpose of accelerating project development by the Company and its subsidiaries.  We may draw on the facility to finance the construction of projects through the commercial operating date of the power plants so financed.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent per annum thereafter.  Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.  There were no drawdowns or outstanding balances on the NRG Agreement as of April 30, 2018 and October 31, 2017.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 15.  Benefit Plans

2018 Omnibus Incentive Plan

The Company’s 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”) was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders, which was held on April 5, 2018.  The 2018 Incentive Plan provides that a total of 4.0 million shares of the Company’s common stock may be issued thereunder.  The 2018 Incentive Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units and incentive awards to key employees, directors, consultants and advisors.  Previous equity awards which remain outstanding under the 2006 and 2010 Equity Incentive Plans as of April 30, 2018 consisted of incentive stock options, nonstatutory stock options, RSAs and RSUs.

Restricted Stock Awards and Units

A total of 2.2 million shares were granted as RSUs under the 2018 Incentive Plan during the six months ended April 30, 2018.  These RSUs were awarded to the Company’s executive officers and key employees.  RSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period which is either over three or four years.  There were 4.3 million RSUs and RSAs outstanding as of April 30, 2018 under the 2018 Incentive Plan and the Company’s previous incentive plans.

Stock Awards

During the six months ended April 30, 2018, the Company awarded 158,708 shares of fully vested, unrestricted common stock to the independent members of our board of directors as a component of board of director compensation, which will result in recognition of $0.3 million of expense (recognized ratably over the next 12 months).

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders.  The adoption of the ESPP allows the Company to provide eligible employees of the Company and of certain designated subsidiaries with the opportunity to voluntarily participate in the ESPP, enabling such participants to purchase shares of the Company’s common stock at a discount to market price at the time of such purchase.  The maximum number of the Company’s shares of common stock that may be issued under the ESPP is 500,000 shares.

Note 16.  Income Taxes

The Company recorded an income tax benefit totaling $3.0 million for the six months ended April 30, 2018 compared to income tax expense of $0.05 million for the six months ended April 30, 2017.  The income tax benefit for the six months ended April 30, 2018 related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018 which resulted in a deferred tax benefit of $1.0 million related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company anticipates generating in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.

Note 17.  Commitments and Contingencies

Lease Agreements

As of April 30, 2018 and October 31, 2017, the Company had equipment financing and capital lease obligations of $0.5 million and $0.6 million, respectively.  Payment terms are generally thirty-six months from the date of acceptance for leased equipment.

The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Non-cancelable minimum payments applicable to operating and capital leases as of April 30, 2018 were as follows:

	Operating Leases	Capital Leases
Due Year 1	$685	$300
Due Year 2	502	146
Due Year 3	367	36
Due Year 4	382	5
Due Year 5	376	2
Thereafter	3,190	—
Total	$5,502	$489

Service Agreements

Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the particular power plant must meet a minimum operating output during defined periods of the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module(s). An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred at a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $0.7 million and $2.2 million as of April 30, 2018 and October 31, 2017, respectively, and is recorded in “Accrued liabilities.”

Our loss accrual on service agreements totaled $1.0 million and $1.1 million as of April 30, 2018 and October 31, 2017, respectively, and is recorded in “Accrued liabilities.” Our accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations under each contract.

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

Other

As of April 30, 2018, the Company had unconditional purchase commitments aggregating $48.1 million, for materials, supplies and services in the normal course of business.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets) and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries.  All tabular dollar amounts are in thousands.

OVERVIEW

FuelCell Energy delivers efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development of, install, operate and maintain megawatt-scale fuel cell systems, serving utilities and industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, carbon capture, local hydrogen production for transportation and industrial users, and long duration energy storage.  Our plants are operating in more than 50 locations on three continents and have generated more than 7.5 million megawatt hours (MWh) of electricity.

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

Comparison of Three Months Ended April 30, 2018 and 2017

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$20,830	$20,417	$413	2%
Total costs of revenues	$21,459	$20,034	$1,425	7%
Gross (loss) profit	$(629)	$383	$(1,012)	(264)%
Gross (loss) profit margin	(3.0)%	1.9%

Total revenues for the three months ended April 30, 2018 of $20.8 million reflects an increase of $0.4 million from $20.4 million for the same period in the prior year.  Total cost of revenues for the three months ended April 30, 2018 increased by $1.4 million to $21.4 million from $20.0 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss margin for the three months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Product revenues	$12,200	$737	$11,463	1,555%
Cost of product revenues	13,947	3,204	10,743	335%
Gross loss from product revenues	$(1,747)	$(2,467)	$720	29%
Product revenues gross loss	(14.3)%	(334.7)%

Product revenues for the three months ended April 30, 2018 included $11.2 million of power plant revenue and $1.0 million of revenue related to engineering and construction services. This is compared to product revenues for the three months ended April 30, 2017, which included $0.3 million of power plant revenue and $0.4 million of revenue related to engineering and construction services.  The increase in product revenues is due to the sale of the 2.8 megawatt (“MW”) fuel cell power plant project located at the Waste Water Treatment Facility in Tulare, California to NRG Yield, Inc. (“NRG Yield”). The power plant, under the new ownership of NRG Yield, will deliver clean power and heat to the City of Tulare under a multi-year power purchase agreement (“PPA”). We will operate and maintain the power plant under a twenty-year service agreement. The sale of this power plant and its assets to NRG Yield for a purchase price of $11.2 million resulted in product revenue recognition out of our generation project assets portfolio totaling $10.8 million in the three months ended April 30, 2018. The remaining $0.4 million will be recognized upon completion of future deliverables.

Cost of product revenues increased $10.7 million for the three months ended April 30, 2018 to $13.9 million, compared to $3.2 million in the same period in the prior year.  Overall gross loss from product revenues was $1.7 million for the three months ended April 30, 2018 compared to gross loss of $2.5 million in the comparable prior year period. Gross loss decreased from the same period in the prior year due to margins realized from the sale of the 2.8 MW power plant project to NRG Yield. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  Manufacturing variances, primarily related to low production volumes, totaled approximately $3.2 million for the three months ended April 30, 2018 compared to approximately $2.5 million for the three months ended April 30, 2017. For the three months ended April 30, 2018, the Company operated at an annualized production rate of approximately 25 MW. This is compared to the annual production rate of 35 MW in the same period in the prior year.  Given the current level of backlog and awards, the Company is evaluating a plan to increase production in the second half of 2018.

Service and license revenues

Service and license revenues and related costs for the three months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Service and license revenues	$3,206	$12,592	$(9,386)	(75)%
Cost of service and license revenues	2,531	12,159	(9,628)	(79)%
Gross profit from service and license revenues	$675	$433	$242	56%
Service and license revenues gross margin	21.1%	3.4%

Revenues for the three months ended April 30, 2018 from service agreements and license fee and royalty agreements decreased $9.4 million to $3.2 million from $12.6 million for the three months ended April 30, 2017.  Service agreement revenue decreased from the three months ended April 30, 2017 primarily due to a lower number of module replacements during the three months ended April 30, 2018 compared to the prior year. Quarterly revenue recognition for service agreements is variable. For service agreements where we expect to have a module exchange at some point during the term (generally service agreements in excess of five years), the costs of performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the initial contract value related to the module exchange(s) is deferred and is recognized upon such module replacement event(s). Revenue from license, royalty and material management fees increased slightly to $0.6 million for the three month period ended April 30, 2018 from $0.5 million for the prior year period.

Cost of service and license revenues decreased $9.6 million to $2.5 million for the three months ended April 30, 2018 from $12.1 million for the three months ended April 30, 2017.  Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.  The decrease over the prior year period relates to lower expenses associated with module replacements and lower operating costs in the three months ended April 30, 2018.

Overall gross profit from service and license revenues was $0.7 million for the three months ended April 30, 2018. The overall gross margin percentage of 21.1 percent for the three months ended April 30, 2018 compared to 3.4 percent in the prior year period.  Service margins were positively impacted by lower maintenance costs during the three months ended April 30, 2018.

Service revenue from module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract.  As a result, quarterly revenue and gross profit related to module exchanges can fluctuate from quarter to quarter.  Additional power plant installations would lead to growth in service revenue.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Generation revenues	$1,742	$1,634	$108	7%
Cost of generation revenues	2,036	1,294	742	57%
Gross (loss) profit from generation revenues	$(294)	$340	$(634)	(186)%
Generation revenues gross (loss) margin	(16.9)%	20.8%

Revenues for the three months ended April 30, 2018 from generation totaled $1.7 million, compared to $1.6 million for the three months ended April 30, 2017.  Generation revenues for the three months ended April 30, 2018 and 2017 reflects revenue from electricity generated from the Company’s PPAs.  Cost of generation revenues totaled $2.0 million in the three months ended April 30, 2018, compared to $1.3 million for the comparable prior year period.  The decrease in gross profit from generation revenues was primarily a result of the $0.5 million impairment of a 1.4 MW project in development that was terminated in the period and lower revenue while maintenance was being performed at certain installations in the second quarter of 2018 compared to the same period in the prior year. Cost of generation revenues included depreciation of approximately $1.1 million for the three months ended April 30, 2018 and April 30, 2017. The Company had 11.2 MW of operating power plants in its portfolio for both periods presented.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2018 and 2017 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Advanced Technologies contract revenues	$3,682	$5,454	$(1,772)	(32)%
Cost of Advanced Technologies contract revenues	2,945	3,377	(432)	(13)%
Gross profit from Advanced Technologies contracts	$737	$2,077	$(1,340)	(65)%
Advanced Technologies contract gross margin	20.0%	38.1%

Advanced Technologies contract revenue for the three months ended April 30, 2018 was $3.7 million, which reflects a decrease of $1.8 million when compared to $5.5 million of revenue for the three months ended April 30, 2017.  Advanced Technologies contract revenue was lower for the three months ended April 30, 2018 primarily due to the timing of project activity under existing contracts.  Cost of Advanced Technologies contract revenues decreased $0.4 million to $2.9 million for the three months ended April 30, 2018, compared to $3.3 million for the same period in the prior year.  Advanced Technologies contracts for the three months ended April 30, 2018 generated a gross profit of $0.7 million compared to a gross profit of $2.1 million for the three months ended April 30, 2017.  The decrease in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the three months ended April 30, 2018, particularly a lower proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $7.1 million and $6.5 million for the three months ended April 30, 2018 and 2017, respectively. The increase from the prior year period relates to higher legal and professional related expenditures due to business activities in the three months ended April 30, 2018.

Research and development expenses

Research and development expenses decreased to $5.0 million for the three months ended April 30, 2018 compared to $5.4 million during the three months ended April 30, 2017.  The decrease from the prior year period is primarily due to lower expenses following the introduction of the 3.7 MW SureSource 4000 TM.

Restructuring expense

Restructuring expense of $0.01 million was recorded for the three months ended April 30, 2017, relating to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with production needs.  There were no restructuring activities in the second quarter of fiscal year 2018.

Loss from operations

Loss from operations for the three months ended April 30, 2018 was $12.7 million compared to $11.5 million for the three months ended April 30, 2017.  The increase in the loss from operations was primarily a result of the gross loss realized for the three months ended April 30, 2018, and higher overall operating expenses during the three months ended April 30, 2018 as described above.

Interest expense

Interest expense for the three months ended April 30, 2018 and 2017 was $2.1 million and $2.3 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules Capital, Inc. (“Hercules”), interest expense related to sale-leaseback transactions recorded under the financing method and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.

Other income, net

Other income, net, was income of $1.6 million for the three months ended April 30, 2018 compared to income of $0.5 million for the same period in 2017.  The income (expense) for both periods presented includes foreign exchange losses related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary. For the three months ended April 30, 2018, a foreign exchange gain was realized on the unbilled receivable balance denominated in South Korean Won for the HYD (defined below) contract.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  For the three months ended April 30, 2017, our benefit for income taxes was $0.04 million.  There was minimal income taxes recorded for the three months ended April 30, 2018.  We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income.  Accordingly, no additional tax benefit has been recognized for net operating losses (“NOLs”) or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Preferred stock deemed dividends

Installment conversions in which the conversion price is below the fixed conversion price of $1.84 per share result in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the three months ended April 30, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $4.2 million.  There were no deemed dividends recorded for the three month period ended April 30, 2017.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Preferred stock dividends

Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended April 30, 2018 and 2017.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock deemed dividends on the Series C Preferred Stock and the preferred stock dividends on the Series B Preferred Stock.  For the three month periods ended April 30, 2018 and 2017, net loss attributable to common stockholders was $18.2 million and $14.0 million, respectively, and loss per common share was $0.23 and $0.33, respectively.

Comparison of Six Months Ended April 30, 2018 and 2017

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2018 and 2017 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$59,443	$37,419	$22,024	59%
Total costs of revenues	$55,437	$35,223	$20,214	57%
Gross profit	$4,006	$2,196	$1,810	82%
Gross margin	6.7%	5.9%

Total revenues for the six months ended April 30, 2018 of $59.4 million reflects an increase of $22.0 million from $37.4 million for the same period in the prior year.  Total cost of revenues for the six months ended April 30, 2018 increased by $20.2 million to $55.4 million from $35.2 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross profit (loss) for the six months ended April 30, 2018 and 2017 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Product revenues	$41,730	$2,544	$39,186	1,540%
Cost of product revenues	40,084	7,259	32,825	452%
Gross profit (loss) from product revenues	$1,646	$(4,715)	$6,361	135%
Product revenues gross margin (loss)	3.9%	(185.3)%

Product revenues for the six months ended April 30, 2018 included $39.9 million of power plant revenue and $1.8 million of revenue related to engineering and construction services. This is compared to product revenues for the six months ended April 30, 2017, which included $1.3 million of power plant revenue and $1.2 million of revenue related to engineering and construction services.

The increase in product revenues during the period was due to the 20 MW order from Hanyang Industrial Development Co., Ltd (“HYD”), pursuant to which we provided equipment to HYD for a fuel cell project with Korea Southern Power Co., Ltd. (“KOSPO”). Shipments began in our fourth fiscal quarter of 2017 and were completed in our first fiscal quarter of 2018. The Company is in the process of commissioning the plant, which is expected to be completed in the third fiscal quarter of 2018.  The Company also completed the sale of the City of Tulare SureSource 3000 power plant to NRG Yield during the second quarter of fiscal year 2018.

Cost of product revenues increased $32.8 million for the six months ended April 30, 2018 to $40.1 million, compared to $7.3 million in the same period in the prior year.  Overall gross profit from product revenues was $1.6 million for the six months ended April 30, 2018 compared to gross loss of $4.7 million in the prior year comparable period.  Gross profit increased from a gross loss in the same period in the prior year due to the favorable margins realized for the HYD contract and favorable margins on the sale of the City of Tulare SureSource 3000 power plant.  Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  For the six months ended April 30, 2018, the Company operated at an annualized production rate of approximately 25 MW. This is compared to the annual production rate of 35 MW in the same period in the prior year.

Service and license revenues

Service and license revenues and related costs for the six months ended April 30, 2018 and 2017 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Service and license revenues	$7,310	$19,528	$(12,218)	(63)%
Cost of service and license revenues	5,937	18,425	(12,488)	(68)%
Gross profit from service and license revenues	$1,373	$1,103	$270	24%
Service and license revenues gross margin	18.8%	5.6%

Revenues for the six months ended April 30, 2018 from service agreements and license fee and royalty agreements decreased $12.2 million to $7.3 million from $19.5 million for the six months ended April 30, 2017.  Service agreement revenue decreased from the six months ended April 30, 2017 primarily due to a lower number of module replacements in the six months ended April 30, 2018. Revenue from license, royalty and material management fees decreased to $1.1 million for the six month period ended April 30, 2018 from $1.6 million for the prior year period due to lower royalties recognized.  The Company’s license and royalty agreements with POSCO Energy included a minimum royalty which expired in December 2016.

Cost of service and license revenues decreased $12.5 million to $5.9 million for the six months ended April 30, 2018 from $18.4 million for the three months ended April 30, 2017.  Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.  The decrease over the prior year period relates to lower expenses associated with module replacements and lower operating costs in the six months ended April 30, 2018.

Overall gross profit from service and license revenues was $1.4 million for the six months ended April 30, 2018. The overall gross margin percentage of 18.8 percent for the six months ended April 30, 2018 compared to 5.6 percent in the prior year period.  Service margins were positively impacted by lower maintenance costs during the six months ended April 30, 2018.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2018 and 2017 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Generation revenues	$3,634	$3,719	$(85)	(2)%
Cost of generation revenues	3,645	2,409	1,236	51%
Gross (loss) profit from generation revenues	$(11)	$1,310	$(1,321)	(101)%
Generation revenues gross (loss) margin	(0.3)%	35.2%

Revenues for the six months ended April 30, 2018 from generation totaled $3.6 million, compared to $3.7 million for the six months ended April 30, 2017.  Generation revenues for the six months ended April 30, 2018 and 2017 reflects revenue from electricity generated from the Company’s PPAs.  Cost of generation revenues totaled $3.6 million in the six months ended April 30, 2018, compared to $2.4 million for the comparable prior year period.  The decrease in gross profit from generation revenues was primarily a result of the $0.5 million impairment of a 1.4 MW project in development that was terminated in the period and higher maintenance activities at certain installations that occurred in the first half of 2018. Cost of generation revenues included depreciation of approximately $2.1 million for the six months ended April 30, 2018 and April 30, 2017. The Company had 11.2 MW of operating power plants in its portfolio for both periods presented.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2018 and 2017 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2018	2017	$	%
Advanced Technologies contract revenues	$6,769	$11,628	$(4,859)	(42)%
Cost of Advanced Technologies contract revenues	5,771	7,130	(1,359)	(19)%
Gross profit from Advanced Technologies contracts	$998	$4,498	$(3,500)	(78)%
Advanced Technologies contract gross margin	14.7%	38.7%

Advanced Technologies contract revenue for the six months ended April 30, 2018 was $6.8 million, which reflects a decrease of $4.8 million when compared to $11.6 million of revenue for the six months ended April 30, 2017.  Advanced Technologies contract revenue was lower for the six months ended April 30, 2018 primarily due to the timing of project activity under existing contracts.  Cost of Advanced Technologies contract revenues decreased $1.3 million to $5.8 million for the six months ended April 30, 2018, compared to $7.1 million for the same period in the prior year.  Advanced Technologies contracts for the six months ended April 30, 2018 generated a gross profit of $1.0 million compared to a gross profit of $4.5 million for the six months ended April 30, 2017.  The decrease in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the six months ended April 30, 2018, particularly a lower proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $13.2 million and $12.5 million for the six months ended April 30, 2018 and 2017, respectively.  The increase from the prior year period relates to higher legal and professional related expenditures due to business activities in the six months ended April 30, 2018.

Research and development expenses

Research and development expenses decreased to $9.1 million for the six months ended April 30, 2018 compared to $10.8 million during the six months ended April 30, 2017.  The decrease from the prior year period is primarily due to lower expenses following the introduction of the 3.7 MW SureSource 4000 TM.

Restructuring expense

Restructuring expense of $1.4 million was recorded for the six months ended April 30, 2017, relating to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with the degree of production needs.  There were no restructuring activities for the six months ended April 30, 2018.

Loss from operations

Loss from operations for the six months ended April 30, 2018 was $18.3 million compared to $22.4 million for the six months ended April 30, 2017.  The decrease in the loss from operations was primarily a result of the increased gross profit realized for the six months ended April 30, 2018, lower operating expenses relating to decreased research and development expenses and the lack of restructuring expense.  This was partially offset by an increase in administrative and selling expenses during the six months ended April 30, 2018.

Interest expense

Interest expense for the six months ended April 30, 2018 and 2017 was $4.2 million and $4.6 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules, interest expense related to sale-leaseback transactions recorded under the financing method and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.

Other income, net

Other income, net, was income of $2.1 million for the six months ended April 30, 2018 compared to income of $0.1 million for the same period in 2017.  The income for both periods presented includes foreign exchange losses related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary. For the six months ended April 30, 2018, a foreign exchange gain was realized on payments and unbilled receivable balances denominated in South Korean Won for the HYD contract.

Benefit (provision) for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  The Company recorded an income tax benefit totaling $3.0 million for the six months ended April 30, 2018 compared to income tax expense of $0.05 million for the six months ended April 30, 2017.  The income tax benefit for the six months ended April 30, 2018 related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018, which resulted in a deferred tax benefit of $1.0 million related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company anticipates generating in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.

Preferred stock deemed dividends

Installment conversions in which the conversion price is below the fixed conversion price of $1.84 per share result in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the six months ended April 30, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $7.7 million.  There were no deemed dividends recorded for the six month period ended April 30, 2017.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Preferred stock dividends

Dividends recorded on the Series B Preferred Stock were $1.6 million for the six month periods ended April 30, 2018 and 2017.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock deemed dividends on the Series C Preferred Stock and the preferred stock dividends on the Series B Preferred Stock.  For the six month periods ended April 30, 2018 and 2017, net loss attributable to common stockholders was $26.6 million and $28.5 million, respectively, and loss per common share was $0.35 and $0.71, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We intend to maintain appropriate cash and debt levels based upon our expected cash requirements for operations, capital expenditures, construction of project assets and principal, interest and dividend payments.  In the future, we may also engage in additional debt or equity financings, including project specific debt financings.  We believe that, when necessary, we will have adequate access to the capital markets, although the timing and size of any financing will depend on multiple factors, including market conditions, future order flow and the need to adjust production capacity.  If we are unable to raise additional capital, our growth potential may be adversely affected and we may have to modify our plans.

Cash and cash equivalents including restricted cash totaled $105.2 million as of April 30, 2018 compared to $87.4 million as of October 31, 2017.  As of April 30, 2018:

•	Unrestricted cash and cash equivalents was $67.0 million compared to $49.3 million as of October 31, 2017.
•

Restricted cash and cash equivalents was $38.2 million, of which $5.2 million was classified as current and $33.0 million was classified as non-current, compared to $38.1 million of total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

During fiscal year 2017, the Company completed an equity capital raise, which included the issuance of warrants. If all remaining warrants related to this equity offering are exercised in periods subsequent to April 30, 2018, the Company could receive additional cash proceeds of up to $18.5 million.

In addition to the cash and cash equivalents described above, the Company has $40.0 million of availability under its project finance loan agreement with NRG through FuelCell Finance, which can be used for project asset construction.  Draws under the facility are subject to traditional project finance conditions precedent, including the existence of a PPA with the end-user of the power and customary project documentation, economic performance and compliance with applicable laws and regulations. Projects must be located in the United States.

We also have an effective shelf registration statement on file with the SEC for issuance of equity and debt securities.

The Company’s future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios and cost reductions necessary to achieve profitable operations.  Our expanding development of large-scale turn-key projects in the United States requires liquidity and is expected to continue to have increasing liquidity requirements. A key element of our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital availability under our construction financing facility or other project financing arrangements. We may choose to substantially complete the construction of a project before it is sold to a project investor.  Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so.  If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such project, generally until such time that we can sell such project on economically attractive terms.  In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted “merchant” basis in advance of securing long-term contracts for the project attributes (including energy, renewable energy credits and capacity).  Delays in construction progress or in completing the sale of our projects that we are self-financing may impact our liquidity.

Our operating portfolio (11.2 MW as of April 30, 2018) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate $7 - $8 million per year in annual revenue. The Company plans to continue to grow this portfolio while also selling projects to investors.  As of April 30, 2018, the Company had an additional 22.5 MW under development and construction, some of which are expected to generate operating cash flows in fiscal 2018. These totals do not include the 39.8 MW Long Island Power Authority (“LIPA”) project awards, which are not yet in backlog. Including the LIPA awards, the projects in process totaled 62.3 MW as of April 30, 2018.  We expect these projects to generate an additional $50 - $60 million of annual recurring revenue once they become operational. Retaining long-term cash flow positive projects combined with our service fleet reduces reliance on new project sales to achieve cash flow positive operations. We have worked with financial institutions to secure long-term debt and sale-leasebacks for our project asset portfolio as well as NRG for construction period financing.  Through April 30, 2018, we have financed four projects through sale-leaseback transactions.  As of April 30, 2018, total financing obligations and debt outstanding related to project assets was $46.4 million. Our generation portfolio provides the Company with the full benefit of future cash flows.

The following table summarizes our operating portfolio as of April 30, 2018:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
		Total MW Operating:	11.2

The following table summarizes projects in process as of April 30, 2018:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Estimated Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Trinity College	Hartford, CT	Trinity College (University)	1.4	Q3 '18	20
Triangle St	Danbury, CT	Eversource (CT Utility)	3.7	Q4 '18	Tariff
Tulare BioMAT	Tulare, CA	PG&E CA (CA Utility)	2.8	Q1 '19	20
Bolthouse Farms	Bakersfield, CA	Bolthouse Farms (Campbells)	5.0	Q1 '19	20
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	Q3 '19	20
Toyota	Los Angeles, CA	SCE; Toyota	2.2	Q3 '20	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q3 '20	20
LIPA 2	Long Island, NY	PSEG / LIPA, LI NY (Utility)	18.5	Q4 '20	20
LIPA 3	Long Island, NY	PSEG / LIPA, LI NY (Utility)	13.9	Q1 '21	20
		Total MW in Process:	62.3

The Company had a contract backlog totaling approximately $681.9 million as of April 30, 2018. Backlog by revenue category is as follows:

•

Services backlog totaled $189.9 million as of April 30, 2018 compared to $188.3 million as of April 30, 2017.  Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements. During the three months ended April 30, 2018, a service agreement was added related to the Tulare 2.8 MW project which is now owned by NRG Yield.

•

Generation backlog totaled $451.2 million as of April 30, 2018 compared to $184.4 million as of April 30, 2017.  Generation backlog represents future contracted energy sales under contracted power purchase agreements between the Company and the end-user of the power. During the three months ended April 30, 2018, a 1.4 MW generation project in New York was terminated due to site constraints and was removed from backlog. Also, the Tulare 2.8 MW project was removed from backlog as it was sold to NRG Yield. New projects added to backlog in the period included the 5.0 MW Bolthouse Farms Project and the 2.8 MW Tulare BioMAT project.

•

Product sales backlog totaled $1.4 million as of April 30, 2018 compared to $12.9 million as of April 30, 2017. Product sales backlog primarily consists of the remaining scope of work on the 20 MW Korean utility order.

•	Advanced Technologies contract backlog totaled $39.4 million as of April 30, 2018 compared to $48.9 million as of April 30, 2017.

Backlog represents definitive agreements executed by the Company and our customers. Projects with respect to which the Company intends to retain ownership are included in generation backlog, which represents future revenue under long-term power purchase agreements. Projects sold to customers (and not retained by the Company) are included in product sales and service backlog. Project awards referenced by the Company are notifications that the Company has been selected, typically through a competitive bidding process, to enter into definitive agreements. These awards have been publicly disclosed.  The Company is working to enter into definitive agreements with respect to these project awards and, upon execution of a definitive agreement with respect to a project award, that project award will become backlog. Project awards that were not included in backlog as of April 30, 2018 include the 39.8 MW LIPA project awards (which are expected to become generation backlog) and the 20 year service agreement supporting the 20 MW Korean utility project. These awards in total represent approximately $936 million of future revenue potential, assuming the Company retains ownership of the LIPA projects.

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

•

The amount of accounts receivable as of April 30, 2018 and October 31, 2017 was $57.3 million ($11.2 million of which is classified as “Other assets”) and $81.3 million ($12.8 million of which is classified as “Other assets”), respectively. Included in accounts receivable as of April 30, 2018 and October 31, 2017 was $39.7 million and $38.3 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of April 30, 2018 and October 31, 2017 was $55.3 million and $74.5 million, respectively, which includes work in process inventory totaling $35.9 million and $54.4 million, respectively. As we continue to execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.  The Company reduced its production rate during fiscal year 2017 and expects to operate at lower levels for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory.

•

Cash and cash equivalents as of April 30, 2018 included $0.9 million of cash advanced by POSCO Energy for raw material purchases made on its behalf by the Company. Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, the Company provides procurement services for POSCO Energy and receives compensation for services rendered.  While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

•

The amount of total project assets as of April 30, 2018 and October 31, 2017 was $79.6 million and $73.0 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are either operating and producing revenue or under construction.  Project assets as of April 30, 2018 consist of $31.1 million of completed installations currently operating and $48.5 million of projects in development.  As of April 30, 2018, we had 11.2 MW of our operating project assets that generated $3.6 million of revenue in the first six months of fiscal 2018.  Also, as of April 30, 2018, the Company had an additional 62.3 MW under development and construction some of which are expected to generate operating cash flows in fiscal year 2018. We expect this portfolio to continue to grow.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of April 30, 2018, we had pledged approximately $38.2 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

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

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $105.2 million as of April 30, 2018 compared to $87.4 million as of October 31, 2017.  As of April 30, 2018, restricted cash and cash equivalents was $38.2 million, of which $5.2 million was classified as current and $33.0 million was classified as non-current, compared to $38.1 million total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2018	2017
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$41,915	$(38,575)
Net cash used in investing activities	(27,255)	(17,811)
Net cash provided by financing activities	2,992	22,241
Effects on cash from changes in foreign currency rates	87	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,739	$(34,183)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash provided by operating activities was $41.9 million during the six months ended April 30, 2018, compared to $38.6 million of net cash used in operating activities during the six months ended April 30, 2017.

Net cash provided by operating activities for the six months ended April 30, 2018 was primarily the result of decreases in inventory of $31.0 million and accounts receivable of $24.4 million and increases in accounts payable of $3.3 million and deferred revenue of $0.4 million and non-cash adjustments of $5.9 million.  Accounts receivable and inventory decreased primarily as a result of cash received and inventory delivered under the HYD contract.  The amounts were offset by the net loss of $17.4 million for the six months ended April 30, 2018 and a decrease in accrued liabilities of $4.2 million.

Net cash used in operating activities for the six months ended April 30, 2017 was primarily the result of a net loss of $26.9 million and increases in accounts receivable of $9.0 million and inventory of $1.8 million and decreases in accounts payable of $4.8 million and accrual liabilities of $5.7 million.  Inventory increased due to purchase commitments and quarter production offset by usage of inventory. The amounts were offset by non-cash adjustments of $9.5 million.

Investing Activities – Net cash used in investing activities was $27.3 million for the six months ended April 30, 2018, compared to net cash used in investing activities of $17.8 million during the six months ended April 30, 2017.

Net cash used in investing activities for the six months ended April 30, 2018 included a $21.7 million investment in project assets to expand our operating portfolio and $5.5 million for capital expenditures.

Net cash used in investing activities for the six months ended April 30, 2017 resulted from capital expenditures of $8.3 million primarily relating to the Torrington facility expansion and project asset expenditures of $10.2 million to expand our operating portfolio offset by cash received from an asset acquisition of $0.6 million.

Financing Activities – Net cash provided by financing activities was $3.0 million during the six months ended April 30, 2018, compared to net cash provided by financing activities of $22.2 million during the six months ended April 30, 2017.

Net cash provided by financing activities during the six months ended April 30, 2018 resulted from the receipt of $13.1 million from the amended Hercules loan and security agreement and $3.3 million of cash received from warrant exercises offset by cash payments of $10.9 million primarily relating to the repayment obligations under the Hercules loan and the payment of preferred dividends and the return of capital of $2.1 million.

Net cash provided by financing activities during the six months ended April 30, 2017 related to $17.9 million of net proceeds relating to the sale-leaseback transactions with PNC and net proceeds received of $12.8 million from open market sales of common stock offset by the repayment of debt of $6.3 million and the payment of preferred dividends and return of capital of $2.1 million.

Sources and Uses of Cash and Investments

In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs on a per unit basis.  We also continue to invest in new product and market development and, as a result, we are not consistently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts, generation assets and Advanced Technologies contracts as well as sales of equity and equity linked securities and issuances of corporate and project debt.  Please see our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 for further details.

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2018 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$48,071	$46,557	$1,459	$55	$—
Series 1 Preferred obligation (2)	5,894	973	4,921	—	—
Term loans (principal and interest)	53,759	9,533	28,150	3,939	12,137
Capital and operating lease commitments (3)	5,990	985	1,051	764	3,190
Sale-leaseback financing obligation (4)	22,759	3,741	6,921	4,829	7,268
Option fee(5)	550	250	300	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$137,023	$62,039	$42,802	$9,587	$22,595

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
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

(5)

The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement.

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

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“GWP”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from GWP.  GWP assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster Bank”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest rate is 5.0% per annum and payments due on a quarterly basis commenced in January 2017.  The balance outstanding as of April 30, 2018 was $1.4 million.

In April 2016, the Company entered into a loan and security agreement (the “Hercules Agreement”) with Hercules for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The Company received an initial term loan advance on the date of closing of $15.0 million and an additional $5.0 million in September 2016.  The Hercules Agreement was subsequently amended in the fourth fiscal quarter of 2017.  The loan was a 30 month secured facility. The term loan interest rate was previously 9.75% per annum and increased to 10.0% per annum during the three months ended January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments.   The loan balance and all accrued and unpaid interest was due and payable by October 1, 2018.  Per the terms of the Hercules Agreement, there was an end of term charge of $1.7 million also due on October 31, 2018 which was being accreted using the effective interest rate method.

On March 28, 2018, the Company and Hercules entered into an amendment to the Hercules Agreement (such amendment, the “Amendment”) which allowed the Company to draw a term loan advance of $13.1 million.  The aggregate amount outstanding, which includes the amount outstanding under the original Hercules Agreement of $11.9 million and the term loan advance under the Amendment, is $25.0 million.  The term loan maturity date is October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  Payments for the aggregate amount outstanding are interest only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date and the term loan interest rate is 10.15% per annum.  The end of term charge of $1.7 million remains due on October 31, 2018, however, under the terms of the Amendment, it has been considered earned and has been fully accrued.  An additional end of term charge of $0.9 million will be due on October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  The end of term charge is being accreted over a 30-month term.

As collateral for obligations under the Hercules Agreement, as amended, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. The collateral does not include assets held by FuelCell Finance or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  Under the Hercules Agreement, as amended, there is a minimum cash covenant which requires the Company to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of at least the greater of (x) (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date and (y) $10.0 million.  The Hercules Agreement, as amended, contains customary representations and warranties, affirmative and negative covenants, and events of default that entitle Hercules to cause our indebtedness under the agreement to become immediately due and payable.

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million which was used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, payment of principal is deferred for the first four years with principal payments beginning in November 2019.  Monthly interest payments at a fixed rate of 2.0 percent per annum began in December 2015.  The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50 percent of the loan principal if certain job retention and job creation targets are reached.  On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain of the job creation target dates until October 28, 2019.  In addition, the Company may receive up to $10.0 million of non-refundable transferable tax credits if certain terms and conditions are met.

The second phase of our manufacturing expansion, for which we will be eligible to receive an additional $10.0 million in low-cost financing from the State of Connecticut, will commence as demand supports.  This includes adding manufacturing equipment to increase annual capacity from the current 100 MW to at least 200 MW.  Plans for this phase also include the installation of a megawatt scale tri-generation fuel cell plant to power and heat the facility as well as provide hydrogen for the manufacturing process of the fuel cell components, and the creation of an Advanced Technologies Center for technology testing and prototype manufacturing. In addition, conditioning facilities which are the final stage of the fuel cell module manufacturing will be relocated to the Torrington facility from its current location at the Danbury, Connecticut headquarters.  This is intended to reduce logistics costs.  The total cost of both phases of the expansion could be up to $65.0 million over a five year period, including the proposed Advanced Technologies Center and tri-generation fuel cell power plant.

On July 30, 2014, the Company’s subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “NRG Agreement”).  Pursuant to the NRG Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants.  FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  As of April 30, 2018, there was no outstanding balance on this facility.

In March 2013, we closed on a long-term loan agreement with the Clean Energy Finance and Investment Authority, now known as the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport Fuel Cell Park Project.  The loan agreement carries an interest rate of 5.0 percent per annum and principal repayments will commence on the eighth anniversary of the project’s provisional acceptance date which is December 20, 2021.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park contracts. The outstanding balance on the Connecticut Green Bank Note as of April 30, 2018 was $6.1 million.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of April 30, 2018, we had an outstanding balance of $2.3 million on this loan. The interest rate is 5.0 percent per annum.  Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms required interest and principal payments through May 2018.  However, the repayment terms were modified in April 2018, such that the remaining balance and interest will be paid on a monthly basis through December 2018.

We have pledged approximately $38.2 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2018, outstanding letters of credit totaled $2.3 million. These expire on various dates through April 2019.  Under the terms of certain contracts, the Company will provide performance security for future contractual obligations.  The restricted cash balance as of April 30, 2018 includes $15.0 million which was placed in a Grantor’s Trust account to secure certain Company obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash.  The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the service agreement.  The restricted cash balance as of April 30, 2018 also includes $17.2 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transactions.

As of October 31, 2017, we had uncertain tax positions aggregating $15.7 million and have reduced our NOL carryforwards by this amount. Because of the level of NOLs and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table under the heading “Commitments and Significant Contractual Obligations.”

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants.  In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.  As of April 30, 2018, our operating portfolio was 11.2 MW.

Service and warranty agreements

We warranty our products for a specific period of time against manufacturing or performance defects. Our standard U.S. warranty period is generally fifteen months after shipment or twelve months after acceptance of the product. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms of up to twenty years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Refer to the Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended October 31, 2017 for additional details.

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of April 30, 2018, Advanced Technologies contracts backlog totaled $39.4 million, of which $19.6 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 17 “Commitments and Contingencies” to our consolidated financial statements for the six months ended April 30, 2018 included in this Quarterly Report on Form 10-Q for further information.

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

There have been no material changes in any of our critical accounting policies during the three and six months ended April 30, 2018.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance that is not yet effective.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2018, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2018, approximately 4% of our total cash and cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. The Company had sales and accounts receivable denominated in foreign currencies and had outstanding accounts receivable denominated in foreign currencies as of April 30, 2018.  We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Shares

The conversion feature and the variable dividend obligation of our Series 1 Preferred Shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2018 and October 31, 2017 was $0.8 million. The fair value was based on valuation models using various assumptions, including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred Shares are denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2018 – February 28, 2018	3,839	$1.65	—	—
March 1, 2018 – March 31, 2018	2,309	$1.75	—	—
April 1, 2018 – April 30, 2018	309,680	$1.81	—	—
Total	315,828	$1.81	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION
(a)	None.
(b)	None.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1

Third Amendment to Loan and Security Agreement, dated March 28, 2018, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital Inc. and Hercules Funding II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2018 (File No. 1-14204))

10.2

FuelCell Energy, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A to the FuelCell Energy, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on February 16, 2018)

10.3	Form of Restricted Stock Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 5, 2018 (File No. 1-14204))
10.4	Form of Restricted Stock Unit Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 5, 2018 (File No. 1-14204))
10.5	Form of Option Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 5, 2018 (File No. 1-14204))
10.6

FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex B to the FuelCell Energy, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on February 16, 2018)

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

FUELCELL ENERGY, INC.
(Registrant)

June 7, 2018	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)