Form 10-Q
period 2018-07-31
FUELCELL ENERGY INC
filed 2018-09-06
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of September 4, 2018:  93,342,799

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$48,663	$49,294
Restricted cash and cash equivalents - short-term	5,303	4,628
Accounts receivable, net	39,430	68,521
Inventories	60,114	74,496
Other current assets	9,041	6,571
Total current assets	162,551	203,510
Restricted cash and cash equivalents - long-term	33,289	33,526
Project assets	89,694	73,001
Property, plant and equipment, net	46,176	43,565
Goodwill	4,075	4,075
Intangible asset	9,592	9,592
Other assets	12,819	16,517
Total assets	$358,196	$383,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,494	$28,281
Accounts payable	44,133	42,616
Accrued liabilities	14,454	18,381
Deferred revenue	9,703	7,964
Preferred stock obligation of subsidiary	825	836
Total current liabilities	83,609	98,078
Long-term deferred revenue	17,317	18,915
Long-term preferred stock obligation of subsidiary	14,909	14,221
Long-term debt and other liabilities	77,279	63,759
Total liabilities	193,114	194,973
Redeemable Series B preferred stock (liquidation preference of $64,020 as of July 31, 2018 and October 31, 2017)	59,857	59,857
Redeemable Series C preferred stock (liquidation preference of $11,681 and $33,300 as of July 31, 2018 and October 31, 2017, respectively)	9,717	27,700
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 225,000,000 and 125,000,000 shares authorized as of July 31, 2018 and October 31, 2017, respectively; 92,280,169 and 69,492,816 shares issued and outstanding as of July 31, 2018 and October 31, 2017, respectively	9	7
Additional paid-in capital	1,072,726	1,045,197
Accumulated deficit	(976,771)	(943,533)
Accumulated other comprehensive loss	(456)	(415)
Treasury stock, Common, at cost (182,962 and 88,861 shares as of July 31, 2018 and October 31, 2017, respectively)	(447)	(280)
Deferred compensation	447	280
Total stockholders’ equity	95,508	101,256
Total liabilities and stockholders' equity	$358,196	$383,786

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Three Months Ended July 31,
	2018	2017
Revenues:
Product (including $0.03 million and $0.1 million of related party revenues)	$1,328	$611
Service and license (including $3.6 million and $1.3 million of related party revenues)	5,549	4,809
Generation	1,695	1,690
Advanced Technologies	3,538	3,248
Total revenues	12,110	10,358
Costs of revenues:
Product	4,099	4,266
Service and license	5,997	4,453
Generation	1,375	1,500
Advanced Technologies	2,695	2,765
Total costs of revenues	14,166	12,984
Gross loss	(2,056)	(2,626)
Operating expenses:
Administrative and selling expenses	6,100	6,310
Research and development expenses	6,318	5,394
Total costs and expenses	12,418	11,704
Loss from operations	(14,474)	(14,330)
Interest expense	(2,434)	(2,279)
Other income (expense), net	1,042	(393)
Loss before (provision) benefit for income taxes	(15,866)	(17,002)
(Provision) benefit for income taxes	(15)	1
Net loss	(15,881)	(17,001)
Series C preferred stock deemed dividends	(939)	—
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(17,620)	$(17,801)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.20)	$(0.31)
Basic and diluted weighted average shares outstanding	86,297,481	57,420,050

	Three Months Ended July 31,
	2018	2017
Net loss	$(15,881)	$(17,001)
Other comprehensive loss:
Foreign currency translation adjustments	(128)	199
Total comprehensive loss	$(16,009)	$(16,802)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share, per share and related party revenue amounts)

	Nine Months Ended July 31,
	2018	2017
Revenues:
Product (including $11.4 million and $0.4 million of related party revenues)	$43,058	$3,155
Service and license (including $5.9 million and $4.2 million of related party revenues)	12,859	24,337
Generation	5,329	5,409
Advanced Technologies	10,307	14,876
Total revenues	71,553	47,777
Costs of revenues:
Product	44,183	11,525
Service and license	11,934	22,878
Generation	5,020	3,909
Advanced Technologies	8,466	9,895
Total costs of revenues	69,603	48,207
Gross profit (loss)	1,950	(430)
Operating expenses:
Administrative and selling expenses	19,327	18,797
Research and development expenses	15,385	16,172
Restructuring expense	—	1,355
Total costs and expenses	34,712	36,324
Loss from operations	(32,762)	(36,754)
Interest expense	(6,634)	(6,856)
Other income (expense), net	3,138	(270)
Loss before benefit (provision) for income taxes	(36,258)	(43,880)
Benefit (provision) for income taxes	3,020	(44)
Net loss	(33,238)	(43,924)
Series C preferred stock deemed dividends	(8,601)	—
Series B preferred stock dividends	(2,400)	(2,400)
Net loss attributable to common stockholders	$(44,239)	$(46,324)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.56)	$(1.01)
Basic and diluted weighted average shares outstanding	79,292,240	45,903,033

	Nine Months Ended July 31,
	2018	2017
Net loss	$(33,238)	$(43,924)
Other comprehensive loss:
Foreign currency translation adjustments	(41)	161
Total comprehensive loss	$(33,279)	$(43,763)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,238)	$(43,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,309	3,432
Loss from change in fair value of embedded derivatives	53	94
Depreciation	6,525	6,502
Non-cash interest expense on preferred stock and debt obligations	4,418	4,607
Unrealized foreign exchange (gains) losses	(280)	1,052
Deferred income taxes	(3,035)	—
Project asset impairment	485	—
Other non-cash transactions, net	203	165
Decrease (increase) in operating assets:
Accounts receivable	33,109	(9,296)
Inventories	22,138	(5,460)
Other assets	(2,511)	85
Increase (decrease) in operating liabilities:
Accounts payable	3,563	(8,147)
Accrued liabilities	(4,534)	(7,547)
Deferred revenue	141	616
Net cash provided by (used in) operating activities	29,346	(57,821)
Cash flows from investing activities:
Capital expenditures	(7,625)	(10,469)
Project asset expenditures	(28,411)	(12,796)
Cash acquired from asset acquisition	—	633
Net cash used in investing activities	(36,036)	(22,632)
Cash flows from financing activities:
Repayment of debt	(13,080)	(7,467)
Proceeds from debt	13,091	17,891
Payment of deferred financing costs	(352)	(119)
Payment of preferred dividends and return of capital	(3,134)	(3,102)
Cash received for common stock issued for stock plans	—	86
Proceeds from sale of common stock and warrant exercises, net	10,013	28,455
Net cash provided by financing activities	6,538	35,744
Effects on cash from changes in foreign currency rates	(41)	161
Net decrease in cash, cash equivalents and restricted cash	(193)	(44,548)
Cash, cash equivalents and restricted cash-beginning of period	87,448	118,316
Cash, cash equivalents and restricted cash-end of period	$87,255	$73,768
Supplemental cash flow disclosures:
Cash interest paid	$1,960	$2,022
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	—	50
Net noncash reclass of project assets to inventory	7,756	7,282
Assumption of debt in conjunction with asset acquisition	—	2,289
Acquisition of project assets	—	2,386
Series C preferred share conversions	17,983	—
Accrued purchase of fixed assets, cash paid in subsequent period	798	1,581
Accrued purchase of project assets, cash paid in subsequent period	2,026	2,597

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present our financial position and results of operations as of and for the three and nine months ended July 31, 2018 and 2017 have been included.  All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Related Parties

POSCO Energy Co., Ltd. (“POSCO Energy”) is a related party and owned approximately 2.8% of the outstanding common shares of the Company as of July 31, 2018.  Revenues from POSCO Energy for the three months ended July 31, 2018 and 2017 represent approximately 10% and 13%, respectively, of consolidated revenues and revenues from POSCO Energy for the nine months ended July 31, 2018 and 2017 represent approximately 6% and 9%, respectively, of consolidated revenues.

NRG Energy, Inc. (“NRG”) is a related party and owned approximately 1.5% of the outstanding common shares of the Company as of July 31, 2018.  NRG Yield, Inc. (“NRG Yield”) is a dividend growth-oriented company formed by NRG that owns, operates and acquires a diversified portfolio of contracted renewable and conventional generation and thermal infrastructure assets in the United States.  Revenues from NRG and NRG Yield for the three months ended July 31, 2018 and 2017 represent approximately 20% and 0.6%, respectively, of consolidated revenues and revenues from NRG and NRG Yield for the nine months ended July 31, 2018 and 2017 represent approximately 18.0% and 0.4%, respectively, of consolidated revenues.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 2.  Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU were initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. In March 2015, the FASB voted to defer the effective date by one year to fiscal years, and interim periods within those fiscal years beginning after December 15, 2017 (which, for the Company, will be the first quarter of fiscal year 2019), but allow adoption as of the original effective date.  The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored Advanced Technologies projects.  This requires application of various revenue recognition methods under current accounting guidance.  Although we anticipate that upon adoption of this new ASU the timing of revenue recognition for certain of our revenue sources might change, we are still evaluating the financial statement impacts of the guidance in this ASU.  The Company has decided to use the modified retrospective transition method. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606).”  This ASU provides narrow-scope improvements and practical expedients regarding collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and other technical corrections.  We are in the process of reviewing the contracts for our significant revenue streams to determine the impact of the adoption of this ASU.

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

Note 3.  Accounts Receivable, Net

Accounts receivable as of July 31, 2018 and October 31, 2017 consisted of the following:

	July 31,	October 31,
	2018	2017
Commercial Customers:
Amount billed	$24,196	$41,073
Unbilled receivables (1)	9,512	18,162
	33,708	59,235
Advanced Technologies (including U.S. government(2)):
Amount billed	1,208	1,934
Unbilled receivables	4,514	7,352
	5,722	9,286
Accounts receivable, net	$39,430	$68,521

(1)	Additional long-term unbilled receivables of $8.9 million and $12.8 million are included within “Other Assets” as of July 31, 2018 and October 31, 2017, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of July 31, 2018 and October 31, 2017 were $2.6 million and $3.2 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

We bill customers for power plant and power plant component sales based on certain contractual milestones being reached.  We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual receivables incurred, typically in the month subsequent to incurring costs.  Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.  Unbilled receivables relate to revenue recognized on customer contracts that have not been billed.  Accounts receivable are presented net of an allowance for doubtful accounts of $0.1 million as of July 31, 2018 and October 31, 2017.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Accounts receivable from commercial customers (including unbilled receivables) included amounts due from POSCO Energy of $12.4 million and $6.2 million as of July 31, 2018 and October 31, 2017, respectively, and amounts due from NRG and NRG Yield of $2.0 million and $0.1 million as of July 31, 2018 and October 31, 2017, respectively.

Note 4.  Inventories

Inventories as of July 31, 2018 and October 31, 2017 consisted of the following:

	July 31,	October 31,
	2018	2017
Raw materials	$22,479	$20,065
Work-in-process (1)	37,635	54,431
Inventories	$60,114	$74,496

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements.  Included in work-in-process as of July 31, 2018 and October 31, 2017 was $30.0 million and $46.3 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are subcomponents of a power plant.

Note 5.  Project Assets

Project assets as of July 31, 2018 and October 31, 2017 were $89.7 million and $73.0 million, respectively.  Project assets as of July 31, 2018 and October 31, 2017 included five completed, commissioned installations generating power with respect to which we have a power purchase agreement (“PPA”) with the end-user of power and site host with an aggregate value of $30.0 million and $32.1 million as of July 31, 2018 and October 31, 2017, respectively.  Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”), which are recorded under the financing method of accounting for a sale-leaseback.  Under the financing method, the Company does not recognize the proceeds received from the lessor as a sale of such assets.

The Project assets balance as of July 31, 2018 and October 31, 2017 also includes assets with an aggregate value of $59.7 million and $40.9 million, respectively, which are being developed and constructed by the Company and have not been placed in service.

On April 5, 2018, the Company sold a project asset to NRG Yield which resulted in the recognition of product revenue of $10.8 million.  The total reduction in project assets relating to the sale to NRG Yield was $9.8 million which was recorded as product cost of revenues.  The Company also recorded a $0.5 million impairment of a project asset during the nine months ended July 31, 2018 due to the termination of the project.  The impairment was recorded as generation cost of revenues.

Project construction costs incurred for the long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.  The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 15, “Debt and Financing Obligation” for more information).  Refer also to Note 19, “Subsequent Events” for more information regarding the Company’s sale of a project asset subsequent to July 31, 2018.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 6.  Other Current Assets

Other current assets as of July 31, 2018 and October 31, 2017 consisted of the following:

	July 31,	October 31,
	2018	2017
Advance payments to vendors (1)	$2,709	$1,035
Deferred finance costs (2)	129	129
Prepaid expenses and other (3)	6,203	5,407
Other current assets	$9,041	$6,571

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)

Represents the current portion of direct deferred finance costs that relate primarily to securing the $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid expenses including insurance, rent and lease payments.

Note 7.  Goodwill and Intangible Asset

As of July 31, 2018 and October 31, 2017, the Company had goodwill of $4.1 million and an intangible asset of $9.6 million associated with the December 2012 acquisition of Versa Power Systems.  The intangible asset represents indefinite lived in-process research and development for cumulative research and development efforts associated with the development of solid oxide fuel cell (SOFC) stationary power generation.

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2018.   The Company performed a qualitative assessment for the current year and determined that it was more likely than not that there was no impairment of goodwill or the indefinite lived intangible asset.

Note 8.  Other Assets

Other assets as of July 31, 2018 and October 31, 2017 consisted of the following:

	July 31,	October 31,
	2018	2017
Long-term stack residual value (1)	$1,096	$987
Deferred finance costs (2)	—	97
Long-term unbilled receivables (3)	8,869	12,806
Other (4)	2,854	2,627
Other assets	$12,819	$16,517

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

(2)	Represents the long-term portion of direct deferred finance costs relating to the Company’s loan facility with NRG which is being amortized over the five-year life of the facility.
(3)	Represents unbilled receivables that relate to revenue recognized on customer contracts that will be billed in future periods in excess of twelve months from the balance sheet date.
(4)

The Company entered into an agreement with one of its customers on June 29, 2016 that includes a fee for the purchase of the power plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement and the total paid as of July 31, 2018 and October 31, 2017 was $2.0 million and $1.6 million, respectively.  Also included within “Other” are long-term security deposits.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 9.  Accounts Payable

Accounts payable as of July 31, 2018 and October 31, 2017 was $44.1 million and $42.6 million, respectively.  Included in the balance were amounts due to POSCO Energy of $32.7 million as of July 31, 2018 and October 31, 2017 for the purchase of inventory.

Note 10.  Accrued Liabilities

Accrued liabilities as of July 31, 2018 and October 31, 2017 consisted of the following:

	July 31,	October 31,
	2018	2017
Accrued payroll and employee benefits	$4,389	$5,315
Accrued contract loss	—	37
Accrued product warranty cost (1)	210	348
Accrued material purchases (2)	158	2,396
Accrued service agreement costs (3)	1,627	3,319
Contractual milestone billings for inventory (4)	5,921	4,440
Accrued legal, taxes, professional and other	2,149	2,526
Accrued liabilities	$14,454	$18,381

(1)

Activity in the accrued product warranty costs for the nine months ended July 31, 2018 included additions for estimates of future warranty obligations of $0.3 million on contracts in the warranty period and reductions related to actual warranty spend of $0.5 million as contracts progress through the warranty period or are beyond the warranty period.

(2)

The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO Energy’s behalf for its Korean production facility.  This liability represents amounts received for the purchase of materials on behalf of POSCO Energy.  Amounts due to vendors is recorded as “Accounts payable.”

(3)

The loss accruals on service contracts were $1.1 million as of October 31, 2017 which decreased to $0.7 million as of July 31, 2018.  The accruals for performance guarantees decreased from $2.2 million as of October 31, 2017 to $0.9 million as of July 31, 2018 resulting from payments offset by additional accruals for the minimum power output falling below the contract requirements for certain service agreements.

(4)	Amounts represent contractual milestone billings for inventory that will be provided to POSCO Energy within the next twelve months under a transaction that will not result in revenue recognition.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 11.  Stockholders’ Equity

Changes in stockholders’ equity

Changes in stockholders’ equity were as follows for the nine months ended July 31, 2018:

Total Stockholders’ Equity
Balance as of October 31, 2017	$101,256
Share-based compensation	2,309
Proceeds from common stock issuance and warrant exercises, net of fees	10,013
Common stock issued, non-employee compensation	282
Taxes paid for shares surrendered upon vesting of restricted stock awards, net of stock issued under benefit plans	(656)
Preferred dividends – Series B	(2,400)
Conversion of Redeemable Series C preferred stock	17,983
Other comprehensive income - foreign currency translation adjustments	(41)
Net loss	(33,238)
Balance as of July 31, 2018	$95,508

At Market Issuance Sales Agreement

On June 13, 2018, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50,000,000 through the Agents. Under the Sales Agreement, the Agent making the sales will be entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. During the three months ended July 31, 2018, the Company sold 5.2 million shares of the Company’s common stock at prevailing market prices under the Sales Agreement and raised approximately $6.7 million, net of approximately $0.4 million of fees.

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

Public Offerings and Outstanding Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 12,000,000 shares of its common stock, (ii) Series C warrants to purchase 12,000,000 shares of its common stock and (iii) Series D warrants to purchase 12,000,000 shares of its common stock.  The Series C warrants have an exercise price of $1.60 per share and a term of five years.  A total of 11,536 shares of common stock were issued during the first nine months of fiscal year 2018 upon exercise of Series C warrants and the Company received total proceeds of $0.02 million in connection with such exercises.  The Series D warrants have an exercise price of $1.28 per share and a term of one year.  A total of 2,584,174 shares of common stock were issued during the first nine months of fiscal year 2018 upon the exercise of Series D warrants and the Company received total proceeds of $3.3 million in connection with such exercises.  As of July 31, 2018, all Series D warrants have been exercised.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC.  In conjunction with the offering, the Company issued 7,680,000 Series A Warrants, all of which remained outstanding as of July 31, 2018, with an exercise price of $5.83 per share.

The following table summarizes outstanding warrant activity during the nine months ended July 31, 2018:

	Series A Warrants	Series C Warrants	Series D Warrants
Balance as of October 31, 2017	7,680,000	11,580,900	2,584,174
Warrants exercised	—	(11,536)	(2,584,174)
Warrants expired	—	—	—
Balance as of July 31, 2018	7,680,000	11,569,364	—

Note 12.  Redeemable Preferred Stock

As of July 31, 2018, the Company was authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series.  Of these authorized shares, the Company had, as of July 31, 2018, issued and outstanding shares of Series C Convertible Preferred Stock and 5% Series B Cumulative Convertible Perpetual Preferred Stock in the amounts described below.

Series C Preferred Stock

The Company issued an aggregate of 33,500 shares of its Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”), $0.01 par value and $1,000 stated value per share, during the fiscal year ended October 31, 2017.  As of July 31, 2018 and October 31, 2017, there were 11,681 and 33,300 shares of Series C Preferred Stock issued and outstanding, respectively, with a carrying value of $9.7 million and $27.7 million, respectively.

During the nine months ended July 31, 2018, holders of our Series C Preferred Stock converted 21,619 Series C Preferred Shares into common shares through installment conversions resulting in a reduction of $18.0 million to the carrying value being recorded to equity.  Installment conversions in which the conversion price is below the fixed conversion price of the Series C Preferred Stock, which was $1.84 as of July 31, 2018, result in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the three and nine months ended July 31, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $0.9 million and $8.6 million, respectively.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series C Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  An assessment of the probability of the exercise of the potential redemption features in the Series C Certificate of Designations (as defined below) for the Series C Preferred Stock is performed at each reporting date to determine whether any changes in classification are required.  As of July 31, 2018 and October 31, 2017, the Company determined that none of the contingent redemption features were probable.

A summary of certain terms of the Series C Preferred Stock follows.

Conversion Rights. The Series C Preferred Shares are convertible into shares of common stock subject to the beneficial ownership limitations provided in the Certificate of Designations for the Series C Preferred Stock (the “Series C Certificate of Designations”), at an initial conversion price equal to $1.84 per share of common stock. The initial conversion price was reduced to $1.50 per share effective August 27, 2018 in connection with the offering of the Company’s Series D Preferred Stock (as defined and further described in Note 19. “Subsequent Events”).  The conversion price is subject to further adjustment as provided in the Series C Certificate of Designations, including adjustments if we sell shares of common stock or equity securities convertible into or exercisable for shares of common stock, at variable prices below the conversion price then in effect. In the event of a triggering event, as defined in the Series C Certificate of Designations, the Series C Preferred Shares are convertible into shares of common stock at a conversion price of the lower of the conversion price then in effect and 85% of the lowest volume weighted average price (“VWAP”)

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

of the common stock of the five trading days immediately prior to delivery of the applicable conversion notice.  The holders will be prohibited from converting Series C Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 8.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company.

Installment Payments. On November 1, 2017 and on the sixteenth day and first day of each calendar month thereafter until March 1, 2019, subject to extension in certain circumstances (the “Series C Maturity Date”), inclusive, the Company will redeem the stated value of Series C Preferred Shares in thirty-three equal installments of $1.0 million (each bimonthly amount, a “Series C Installment Amount” and the date of each such payment, a “Series C Installment Date”). The holders will have the ability to defer installment payments, but not beyond the Series C Maturity Date. In addition, during each period commencing on the 11th trading day prior to a Series C Installment Date and prior to the immediately subsequent Series C Installment Date, the holders may elect to accelerate the conversion of Series C Preferred Shares at the then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Series C Installment Amounts, or (b) the number of Series C Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Series C Installment Amounts.

Subject to certain conditions as provided in the Series C Certificate of Designations, the Company may elect to pay the Series C Installment Amounts in cash or shares of common stock or in a combination of cash and shares of common stock.

Series C Installment Amounts paid in shares will be that number of shares of common stock equal to (a) the applicable Series C Installment Amount, to be paid in common stock divided by (b) the least of (i) the then existing conversion price, (ii) 87.5% of the VWAP of the common stock on the trading day immediately prior to the applicable Series C Installment Date, and (iii) 87.5% of the arithmetic average of the two lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable Series C Installment Date as applicable, provided that the Company meets standard equity conditions. The Company shall make such election no later than the eleventh trading day immediately prior to the applicable Series C Installment Date.

If the Company elects or is required to pay a Series C Installment Amount in whole or in part in cash, the amount paid will be equal to 108% of the applicable Series C Installment Amount.

Dividends. Each holder of the Series C Preferred Shares shall be entitled to receive dividends (a) if no triggering event, as defined in the Series C Certificate of Designations, has occurred and is continuing when and as declared by the Company’s board of directors, in its sole and absolute discretion or (b) if a triggering event has occurred and until such triggering event has been cured, a dividend of 15% per annum based on the holder’s outstanding number of Series C Preferred Shares multiplied by the stated value.  There were no triggering events or dividends declared in fiscal year 2017 or during the nine months ended July 31, 2018.

Redemption. In the event of a triggering event, as defined in the Series C Certificate of Designations, the holders of the Series C Preferred Shares can force redemption at a price equal to the greater of (a) the conversion amount to be redeemed multiplied by 125% and (b) the product of (i) the conversion rate with respect to the conversion amount in effect at such time as such holder delivers a triggering event redemption notice multiplied by (ii) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire payment required.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

•	pari passu to our outstanding Series D Preferred Stock (which was issued on August 29, 2018); and
•	effectively junior to our subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

The holders of the Series C Preferred Shares have no voting rights, except as required by law, provided, however, that any amendment to the Company’s certificate of incorporation or bylaws or the Series C Certificate of Designations that adversely affects the powers, preferences and rights of the Series C Preferred Shares requires the approval of the holders of a majority of the Series C Preferred Shares then outstanding.

Redeemable Series B Preferred Stock

As of July 31, 2018, we had 105,875 shares of our 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000.00 per share) (“Series B Preferred Stock”) authorized for issuance. As of July 31, 2018 and October 31, 2017, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million.  Dividends of $2.4 million were paid in cash for each of the nine month periods ended July 31, 2018 and 2017, respectively.

Class A Cumulative Redeemable Exchangeable Preferred Shares

As of July 31, 2018, FCE FuelCell Energy Ltd. (“FCE Ltd”), a subsidiary of the Company, had 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) outstanding, which are held by Enbridge, Inc. (“Enbridge”), which is a related party.  The Company made its scheduled payments of Cdn. $0.9 million during each of the nine month periods ended July 31, 2018 and 2017 under the terms of the Company’s agreement with Enbridge.  The Company also recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $2.1 million and Cdn. $1.9 million for the nine months ended July 31, 2018 and 2017, respectively.  As of July 31, 2018 and October 31, 2017, the carrying value of the Series 1 Preferred Shares was Cdn. $20.5 million (U.S. $15.7 million) and Cdn. $19.4 million (U.S. $15.1 million), respectively, and is classified as a preferred stock obligation of subsidiary on the Consolidated Balance Sheets.

Refer to Note 19, “Subsequent Events” for information regarding the offering of the Company’s Series D Preferred Stock (as defined below) subsequent to July 31, 2018 and the reduction of the conversion price of the Series C Convertible Preferred Stock in connection therewith.

Note 13.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Numerator
Net loss	$(15,881)	$(17,001)	$(33,238)	$(43,924)
Series C preferred stock deemed dividends	(939)	—	(8,601)	—
Series B preferred stock dividends	(800)	(800)	(2,400)	(2,400)
Net loss attributable to common stockholders	$(17,620)	$(17,801)	$(44,239)	$(46,324)
Denominator
Weighted average basic common shares	86,297,481	57,420,050	79,292,240	45,903,033
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	86,297,481	57,420,050	79,292,240	45,903,033
Basic loss per share	$(0.20)	$(0.31)	$(0.56)	$(1.01)
Diluted loss per share (1)	$(0.20)	$(0.31)	$(0.56)	$(1.01)

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.  As of July 31, 2018 and 2017, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2018	2017
May 2017 Offering - Series C Warrants	11,569,364	12,000,000
May 2017 Offering - Series D Warrants	—	10,622,460
July 2016 Offering - Series A Warrants	7,680,000	7,680,000
Outstanding options to purchase common stock	323,533	316,330
Unvested Restricted Stock Awards	1,164,248	2,004,330
Unvested Restricted Stock Units	3,281,744	1,130,015
Series C Preferred Shares to satisfy conversion requirements (1)	6,348,401	—
5% Series B Cumulative Convertible Preferred Stock	454,043	454,043
Series 1 Preferred Shares to satisfy conversion requirements	15,168	15,168
Total potentially dilutive securities	30,836,501	34,222,346

(1)

The number of shares of common stock issuable upon conversion of the Series C Preferred Stock was calculated using the stated value outstanding on July 31, 2018 of $11.7 million (original stated value of $33.5 million less the stated value of conversions to date through July 31, 2018 totaling $21.8 million) divided by the conversion price of $1.84.  The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.  Refer also to Note 19, “Subsequent Events” for information regarding the reduction of the conversion price of the Series C Preferred Stock subsequent to July 31, 2018.

Note 14.  Restricted Cash

As of July 31, 2018 and October 31, 2017, there was $38.6 million and $38.2 million, respectively, of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments. The restricted cash balance for both periods presented includes $15.0 million which has been placed in a Grantor’s Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term.  The restricted cash balance as of July 31, 2018 and October 31, 2017 also includes $17.5 million and $17.0 million, respectively, to support obligations related to PNC sale-leaseback transactions.  As of July 31, 2018 and October 31, 2017, outstanding letters of credit totaled $2.3 million and $2.9 million, respectively.  These expire on various dates through April 2019.

Note 15.  Debt and Financing Obligation

Debt as of July 31, 2018 and October 31, 2017 consisted of the following:

	July 31,	October 31,
	2018	2017
Connecticut Development Authority Note	$1,128	$2,349
Connecticut Green Bank Note	6,052	6,052
Financing obligation for sale-leaseback transactions	46,089	46,937
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	26,898	21,468
Webster Bank Term Loan	1,255	1,697
Equipment financing and capital lease obligations	425	632
Deferred finance costs	(1,390)	(1,344)
Total debt	$90,457	$87,791
Current portion of long-term debt and financing obligation	(14,494)	(28,281)
Long-term debt	$75,963	$59,510

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

In 2015, the Company entered into the first of a series of agreements with PNC, whereby the Company’s project finance subsidiaries entered into sale-leaseback agreements for commissioned projects where we had entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations.  The outstanding financing obligation balance as of July 31, 2018 was $46.1 million and the decrease from $46.9 million on October 31, 2017 includes lease payments offset by the recognition of interest expense. The sale-leaseback transactions include a fair value purchase option at the end of the lease term.

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

On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain job creation target dates until October 28, 2019.  Under the Assistance Agreement, as amended, the Company targeted employment of 703 Connecticut employees by October 2019.  In connection with this amendment to the Assistance Agreement, in July 2018, the Company announced an increase in its annual production rate and committed to hire over 100 employees.  As of July 31, 2018, the Company had 408 Connecticut employees.  The Company cannot currently predict whether it will meet its target of employing 703 Connecticut employees by October 2019 or whether the time period for meeting this target will be extended.  If the Company does not meet this target in the required time period, principal under the promissory note will be paid at an annual rate of $14.0 thousand for each employee under the 703 employee target.

In April 2016, the Company entered into a loan and security agreement (the “Hercules Agreement”) with Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions, of which the Company drew down $20.0 million during fiscal year 2016.  The loan was a 30 month secured facility.  The term loan interest rate was 9.75 percent per annum as of October 31, 2017 and increased to 10.0 percent per annum as of January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments.  The loan balance and all accrued and unpaid interest was due and payable by October 1, 2018.  Under the terms of the Hercules Agreement, there was an end of term charge of $1.7 million due on October 31, 2018, which was being accreted over the 30 month term using the effective interest rate method.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The Hercules Agreement was subsequently amended on September 5, 2017, October 27, 2017, and March 28, 2018.  The March 28, 2018 amendment (the “Amendment”) allowed the Company to draw a term loan advance of $13.1 million.  The aggregate amount outstanding as of July 31, 2018, which includes the amount outstanding under the original Hercules Agreement of $11.9 million and the term loan advance under the Amendment, is $25.0 million.  The term loan maturity date is October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  Payments for the aggregate amount outstanding are interest-only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date.  The term loan interest rate was 10.15% per annum and increased to 10.40% per annum as of June 14, 2018.  The term loan interest rate is the greater of either (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The end of term charge of $1.7 million remains due on October 31, 2018, however, under the terms of the Amendment, it has been considered earned and has been fully accrued.  An additional end of term charge of $0.9 million will be due on October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  The end of term charge is being accreted over a 30-month term.

As collateral for obligations under the Hercules Agreement, as amended, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. The collateral does not include assets held by FuelCell Energy Finance, LLC (“FuelCell Finance”) or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  Under the Hercules Agreement, as amended, there is a minimum cash covenant which requires the Company to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of at least the greater of (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the date payment was issued.  The Hercules Agreement, as amended, contains customary representations and warranties, affirmative and negative covenants, and events of default that entitle Hercules to cause our indebtedness under the agreement to become immediately due and payable.

The Hercules Agreement was further amended on August 29, 2018 in connection with the offering of the Company’s Series D Preferred Stock (as defined and further described in Note 19, “Subsequent Events”).

In November 2016, we assumed debt with Webster Bank in the amount of $2.3 million as a part of an asset acquisition transaction.  The term loan interest rate is 5.0 percent per annum and payments, which commenced in January 2017, are due on a quarterly basis.  The balance outstanding as of July 31, 2018 was $1.3 million.

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

In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “NRG Agreement”).  Pursuant to the NRG Agreement, NRG has extended a $40.0 million revolving construction and term financing facility for the purpose of accelerating project development by the Company and its subsidiaries.  We may draw on the facility to finance the construction of projects through the commercial operating date of the power plants so financed.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent per annum thereafter.  Fees that were paid by FuelCell Finance to NRG for making the loan facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related loan agreement, which is five years. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.  There were no drawdowns or outstanding balances on the NRG Agreement as of July 31, 2018 and October 31, 2017.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 16.  Benefit Plans

2018 Omnibus Incentive Plan

The Company’s 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”) was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders, which was held on April 5, 2018.  The 2018 Incentive Plan provides that a total of 4.0 million shares of the Company’s common stock may be issued thereunder.  The 2018 Incentive Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units and incentive awards to key employees, directors, consultants and advisors.  The Company's 2006 and 2010 Equity Incentive Plans remain in effect only as they relate to awards previously made under those plans, which consist of incentive stock options, nonstatutory stock options, RSAs and RSUs.

Restricted Stock Awards and Units

A total of 2.4 million shares were granted as RSUs under the 2018 Incentive Plan during the nine months ended July 31, 2018.  These RSUs were awarded to the Company’s executive officers and key employees.  RSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period which is either over three or four years.  There were 4.4 million RSUs and RSAs outstanding as of July 31, 2018 under the 2018 Incentive Plan and the Company’s previous incentive plans.

Stock Awards

During the nine months ended July 31, 2018, the Company awarded 158,708 shares of fully vested, unrestricted common stock to the independent members of our board of directors as a component of board of director compensation, which will result in recognition of $0.3 million of expense (recognized ratably over the next 12 months).

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders.  The adoption of the ESPP allows the Company to provide eligible employees of FuelCell Energy, Inc. and of certain designated subsidiaries with the opportunity to voluntarily participate in the ESPP, enabling such participants to purchase shares of the Company’s common stock at a discount to market price at the time of such purchase.  The maximum number of the Company’s shares of common stock that may be issued under the ESPP is 500,000 shares.

Note 17.  Income Taxes

The Company recorded an income tax benefit totaling $3.0 million for the nine months ended July 31, 2018 compared to income tax expense of $0.04 million for the nine months ended July 31, 2017.  The income tax benefit for the nine months ended July 31, 2018 primarily related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018 which resulted in a deferred tax benefit of $1.0 million primarily related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company anticipates generating in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.

Note 18.  Commitments and Contingencies

Lease Agreements

As of July 31, 2018 and October 31, 2017, the Company had equipment financing and capital lease obligations of $0.4 million and $0.6 million, respectively.  Payment terms are generally thirty-six months from the date of acceptance for leased equipment.

The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Non-cancelable minimum payments applicable to operating and capital leases as of July 31, 2018 were as follows:

	Operating Leases	Capital Leases
Due Year 1	$871	$270
Due Year 2	682	118
Due Year 3	375	31
Due Year 4	379	5
Due Year 5	374	1
Thereafter	3,097	—
Total	$5,778	$425

Service Agreements

Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the particular power plant must meet a minimum operating output during defined periods of the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module(s). An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred at a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $0.9 million and $2.2 million as of July 31, 2018 and October 31, 2017, respectively, and is recorded in “Accrued liabilities.”

Our loss accrual on service agreements totaled $0.7 million and $1.1 million as of July 31, 2018 and October 31, 2017, respectively, and is recorded in “Accrued liabilities.” Our loss accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations under each contract.

Power Purchase Agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. As owner or lessee of the power plants, we are responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run the power plants.

Other

As of July 31, 2018, the Company had unconditional purchase commitments aggregating $59.2 million, for materials, supplies and services in the normal course of business.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 19.  Subsequent Events

Series D Preferred Stock

On August 27, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to an underwritten offering (the “Offering”) of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock” and, such shares, the “Series D Preferred Shares”).  Subject to the terms and conditions contained in the Underwriting Agreement, the Underwriter agreed to purchase, and the Company agreed to sell, 30,680 Series D Preferred Shares, initially convertible into 22,231,884 shares of the Company’s common stock (without regard to any limitation on conversion set forth in the Series D Certificate of Designation (as defined below)) at an initial conversion price of $1.38 per share, subject to certain adjustments.

The net proceeds to the Company from the sale of the Series D Preferred Stock, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, are expected to be approximately $25.4 million.  The Company intends to use the net proceeds of the Offering for working capital, project financing, and general corporate purposes. The Offering closed on August 29, 2018.

In conjunction with the closing of the Offering, on August 29, 2018, the Company filed the Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of FuelCell Energy, Inc. (the “Series D Certificate of Designation”) with the Secretary of State of the State of Delaware, designating 30,680 shares of the Company’s preferred stock as Series D Convertible Preferred Stock and establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series D Preferred Stock, as described below.  Upon the closing of the Offering on August 29, 2018, there were 30,680 shares of Series D Preferred Stock issued and outstanding.

A description of certain terms and provisions of the Series D Preferred Shares is as follows:

Conversion Right.  The Series D Preferred Shares are convertible into shares of the Company’s common stock, subject to the requirements of Nasdaq Listing Rule 5635(d), and the beneficial ownership limitation provided in the Series D Certificate of Designation, at a conversion price equal to $1.38 per share of common stock (“Series D Conversion Price”), subject to adjustment as provided in the Series D Certificate of Designation, including adjustments if the Company sells shares of common stock or equity securities convertible into or exercisable for shares of common stock, at prices below $1.38 per share, in certain types of transactions. The holders will be prohibited from converting Series D Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company. Additionally, prior to receiving stockholder approval of the issuance of more than 19.9% of the Company’s outstanding common stock prior to the Offering, the holders will be prohibited from converting Series D Preferred Shares into shares of common stock if such conversion would cause the Company to issue pursuant to the terms of the Series D Preferred Stock a number of shares in excess of the maximum number of shares permitted to be issued thereunder without breaching the Company’s obligations under the rules or regulations of Nasdaq.

The Series D Conversion Price is subject to adjustment under certain circumstances in accordance with the Series D Certificate of Designation.

Conversion Upon a Triggering Event.  Subject to the requirements of Nasdaq Listing Rule 5635(d), and the beneficial ownership limitations provided in the Series D Certificate of Designation, in the event of a triggering event (as defined in the Series D Certificate of Designation), the Series D Preferred Shares are convertible into shares of common stock at a conversion price equal to the lower of the Series D Conversion Price in effect on the Trading Day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest VWAP of the common stock on any of the five consecutive Trading Days ending on the Trading Day immediately prior to delivery of the applicable conversion notice. This conversion right commences on the date of the triggering event and ends on the later of  (i) the date the triggering event is cured and (ii) ten Trading Days after the Company delivers notice of the triggering event.

Redemption. On December 1, 2018, and on the sixteenth day and first day of each calendar month thereafter until March 1, 2020, subject to extension in certain circumstances (the “Series D Maturity Date”), inclusive, the Company will redeem the stated value of Series D Preferred Stock in thirty-one equal installments of  approximately $989,677 (each bimonthly amount, a “Series D Installment Amount” and the date of each such payment, a “Series D Installment Date”). The holders will have the ability to defer installment

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

payments, but not beyond the Series D Maturity Date. In addition, during each period commencing on the 11th trading day prior to a Series D Installment Date and prior to the immediately subsequent Series D Installment Date, the holders may elect to accelerate the conversion of Series D Preferred Shares at then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Series D Installment Amounts, or (b) the number of Series D Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Series D Installment Amounts.

Subject to the requirements of Nasdaq Listing Rule 5635(d) and certain other equity conditions set forth in the Series D Certificate of Designation, the Company may elect to pay the Series D Installment Amounts in cash or shares of common stock or in a combination of cash and shares of common stock.

Series D Installment Amounts paid in shares will be that number of shares of common stock equal to (a) the applicable Series D Installment Amount, to be paid in common stock divided by (b) the lesser of  (i) the then existing conversion price, (ii) 87.5% of the VWAP of the common stock on the Trading Day immediately prior to the applicable Series D Installment Date, and (iii) 87.5% of the arithmetic average of the two lowest VWAPs of the common stock during the ten consecutive Trading Day period ending and including the Trading Day immediately prior to the applicable Series D Installment Date as applicable, provided that the Company meets standard equity conditions. The Company shall make such election no later than the eleventh trading day immediately prior to the applicable Series D Installment Date.

If the Company elects or is required to pay a Series D Installment Amount in whole or in part in cash, the amount paid will be equal to 108% of the applicable Series D Installment Amount.

Redemption Upon a Triggering Event.  In the event of a triggering event (as defined in the Series D Certificate of Designation), the holders of Series D Preferred Shares may require us to redeem such Series D Preferred Shares in cash at a price equal to the greater of  (a) 125% of the stated value of the Series D Preferred Shares being redeemed plus accrued dividends, if any, and (b) the market value of the number of shares issuable on conversion of the Series D Preferred Shares, valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date the Company makes the redemption payment.

Redemption Upon a Change of Control.  In the event of a change of control, as defined in the Series D Certificate of Designation, the holders of Series D Preferred Shares can force redemption at a price equal to the greater of  (a) the conversion amount to be redeemed multiplied by 125%, (b) the product of  (i) the conversion amount being redeemed multiplied by (ii) the quotient determined by dividing (A) the greatest closing sale price of the common stock on any Trading Day during the period commencing immediately preceding the earlier to occur of (1) the consummation of the applicable change of control and (2) the public announcement of such change of control and ending on the date such holder delivers the change of control redemption notice, by (B) the conversion price then in effect and (c) the product of  (i) the conversion amount being redeemed multiplied by (ii) the quotient determined by dividing (A) the aggregate value of the cash and non-cash consideration per share of common stock being paid to holders of common stock in the change of control transaction by (B) the conversion price then in effect. Redemptions of the Series D Preferred Shares required under the Series D Certificate of Designation in connection with a change of control will have priority over payments to all other stockholders of the Company in connection with such change of control.

Dividends.  Each holder of Series D Preferred Shares shall be entitled to receive dividends (a) if no triggering event, as defined in the Series D Certificate of Designation, has occurred and is continuing when and as declared by the Company’s board of directors, in its sole and absolute discretion or (b) if a triggering event has occurred and until such triggering event has been cured, a dividend of 15% per annum based on the holder’s outstanding number of Series D Preferred Shares multiplied by the stated value. The holders of Series D Preferred Shares also have the right to participate in any dividend or other distribution made to holders of common stock to the same extent as if they had converted their Series D Preferred Shares.

Liquidation Preference.  In the event of the liquidation, dissolution, or winding up of the Company, prior to distribution to holders of securities ranking junior to the Series D Preferred Stock, holders of Series D Preferred Shares will be entitled to receive the amount of cash, securities or other property equal to the greater of (a) the stated value thereof on the date of such payment plus accrued dividends, if any and (b) the amount per share such holder would receive if such holder converted such Series D Preferred Shares into common stock immediately prior to the date of such payment.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Ranking. Shares of Series D Preferred Stock rank with respect to dividend rights and rights upon the liquidation, winding up or dissolution of the Company:

•	senior to shares of the Company’s common stock;
•	junior to the Company’s debt obligations;
•	junior to the Company’s outstanding Series B Preferred Stock;
•	pari passu to the Company’s outstanding Series C Preferred Stock; and
•	effectively junior to the Company’s subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

Participation Rights.  Until August 29, 2019, the holders of the Series D Preferred Shares have the right to receive notice of and to participate in any offering, issuance or sale of equity or equity-equivalent securities by the Company or its subsidiaries, other than issuances under certain employee benefit plans, upon the conversion of certain options or other convertible securities, or pursuant to certain acquisitions or strategic transactions. Pursuant to such participation rights, the Company must offer to issue and sell to such holders at least 35% of the offered securities.

NASDAQ Marketplace Rule 5635(d).  Pursuant to the requirements of Nasdaq Listing Rule 5635(d), the Series D Preferred Shares may not be converted or redeemed by payment of shares of our common stock if such conversion or redemption would cause us to issue a number of shares equal to 20% or more of the Company’s outstanding voting stock as of the date of the issuance of the Series D Preferred Shares, until the Company’s stockholders approve such issuance. The Company has agreed to file a proxy statement with the SEC for the purpose of having the Company’s stockholders vote on a proposal to approve such issuances and further agreed to hold such stockholders’ meeting by no later than April 30, 2019.

Amendment to Hercules Loan and Security Agreement

On August 29, 2018, in connection with the issuance of the Series D Preferred Stock in the Offering, the Company and Hercules (and various affiliated entities) entered into the fourth amendment to the Hercules Agreement to (i) modify the definition of “Permitted Indebtedness” to include certain redemption and/or conversion rights as set forth in the Series D Certificate of Designation, (ii) permit the Company, so long as no event of default has occurred and is continuing, to repurchase or redeem stock in cash pursuant to the redemption and/or conversion rights set forth in the Series D Certificate of Designation; provided that, the Company must make any such repurchase, redemption or payment in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, (iii) permit the Company, so long as no event of default has occurred and is continuing, to pay cash dividends under the Series D Preferred Shares as required in the Series D Certificate of Designation; provided that, the Company must pay such dividends in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, and (iv) add a new event of default, which occurs upon the delivery of a Triggering Event Redemption Notice (as defined under the Series D Certificate of Designation) under the Series D Certificate of Designation.

Series C Convertible Preferred Stock

In exchange for the waiver by the holders of the Series C Preferred Shares of their notice and participation rights under the Series C Certificate of Designations in connection with the issuance of the Series D Preferred Shares in the Offering and their consent to the pari passu rank of the Series D Preferred Shares and the Series C Preferred Shares in respect of their preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, the Company’s board of directors agreed to reduce the conversion price of the Series C Preferred Shares from $1.84 to $1.50 effective August 27, 2018.

Sale of Project Asset Company

On August 28, 2018, the Company closed on the sale of its wholly-owned subsidiary, Broad Street Fuel Cell, LLC (“Broad Street”), to AEP OnSite Partners, LLC, and American Electric Power Company, Inc. (NYSE: AEP). Broad Street owns the 1.4 megawatt (“MW”) SureSource 1500 power plant at Trinity College in Hartford, Connecticut.

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

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in the section entitled “Part II - Item 1A. Risk Factors” of this report and the following:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants for coal and gas-fired central generation; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; rapid technological change; competition; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our changing relationship with POSCO Energy, which may affect our ability to develop the market in Asia and deploy SureSource power plants; our ability to implement our strategy; our ability to reduce our levelized cost of energy and cost reduction strategy generally; our ability to protect our intellectual property; the risk that commercialization of our products will not occur when anticipated; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 filed with the SEC. Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries.  All tabular dollar amounts are in thousands.

OVERVIEW

FuelCell Energy delivers efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development of, install, operate and maintain megawatt-scale fuel cell systems, serving utilities and industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, carbon capture, local hydrogen production for transportation and industrial users, and long duration energy storage.  Our plants are operating in more than 50 locations on three continents and have generated more than 8.0 million megawatt hours (MWh) of electricity.

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

Our products can also be configured for recovery and storage applications.  We are developing Advanced Technologies which leverage our commercial platform and expertise. Our SureSource power plants utilize carbonate fuel cell technology, which is a very versatile type of fuel cell technology.  Utilizing our core SureSource plants, we have developed and are commercializing both a tri-generation distributed hydrogen configuration that generates electricity, heat and hydrogen for industrial or transportation uses, and a carbon capture application for coal or gas-fired power plants.  We also are developing and working to commercialize solid oxide fuel cells for adjacent sub-megawatt applications to the markets for our megawatt-class SureSource power plants as well as for energy storage applications.  These applications are complementary to our core products, leverage our existing customer base, project development, sales and service expertise, and are large markets.

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

Comparison of Three Months Ended July 31, 2018 and 2017

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$12,110	$10,358	$1,752	17%
Total costs of revenues	$14,166	$12,984	$1,182	9%
Gross loss	$(2,056)	$(2,626)	$570	22%
Gross loss	(17.0)%	(25.4)%

Total revenues for the three months ended July 31, 2018 of $12.1 million reflects an increase of $1.8 million from $10.4 million for the same period in the prior year.  Total cost of revenues for the three months ended July 31, 2018 increased by $1.2 million to $14.2 million from $13.0 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss for the three months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Product revenues	$1,328	$611	$717	117%
Cost of product revenues	4,099	4,266	(167)	(4)%
Gross loss from product revenues	$(2,771)	$(3,655)	$884	24%
Product revenues gross loss	(208.7)%	(598.2)%

Product revenues for the three months ended July 31, 2018 represents revenue related to engineering and construction services. This is compared to product revenues for the three months ended July 31, 2017, which included $0.05 million of power plant revenue and $0.6 million of revenue related to engineering and construction services.

Cost of product revenues decreased $0.2 million for the three months ended July 31, 2018 to $4.1 million, compared to $4.3 million in the same period in the prior year.  Overall gross loss from product revenues was $2.8 million for the three months ended July 31, 2018 compared to gross loss of $3.7 million in the comparable prior year period. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  Manufacturing variances, primarily related to low production volumes, totaled approximately $3.0 million for the three months ended July 31, 2018 compared to approximately $3.4 million for the three months ended July 31, 2017. For the three months ended July 31, 2018, the Company operated at an annualized production rate of approximately 25 MW. This is compared to the annual production rate of 13 MW in the same period in the prior year.  Given the current level of backlog and awards, during the three months ended July 31, 2018, the Company began a production rate increase with the goal of reaching an annualized run-rate of 55 MW by April 2019.

Service and license revenues

Service and license revenues and related costs for the three months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Service and license revenues	$5,549	$4,809	$740	15%
Cost of service and license revenues	5,997	4,453	1,544	35%
Gross (loss) profit from service and license revenues	$(448)	$356	$(804)	(226)%
Service and license revenues gross (loss) margin	(8.1)%	7.4%

Revenues for the three months ended July 31, 2018 from service agreements and license fee and royalty agreements increased $0.7 million to $5.5 million from $4.8 million for the three months ended July 31, 2017.  Service agreement revenue increased from the three months ended July 31, 2017 primarily due to higher revenue from module replacements during the three months ended July 31, 2018 compared to the same period in the prior year. Quarterly revenue recognition for service agreements is variable. For service agreements where we expect to have a module exchange during the term (generally service agreements in excess of five years), the costs of performance are not expected to be incurred on a straight-line basis, and therefore, a portion of the initial contract value related to the module exchange(s) is deferred and is recognized upon such module replacement event(s). Revenue from license, royalty and material management fees remain unchanged at $0.6 million for each of the three month periods ended July 31, 2018 and 2017.

Cost of service and license revenues increased $1.5 million to $6.0 million for the three months ended July 31, 2018 from $4.5 million for the three months ended July 31, 2017. Service margins in the quarter were impacted by $1.2 million of costs related to the termination of a legacy sub MW service agreement in the quarter. Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.

Overall gross loss from service and license revenues was $0.4 million for the three months ended July 31, 2018. The overall gross margin loss percentage was 8.1 percent for the three months ended July 31, 2018 compared to a gross margin of 7.4 percent in the prior year period.  Service margins were negatively impacted by the costs incurred associated with a contract termination during the three months ended July 31, 2018.

Service revenue and cost from module exchanges is recognized at the time of the module exchange activity whereas the remaining portion of service revenue from service agreements is recognized ratably over the life of the service contract.  As a result, quarterly revenue and gross profit related to module exchanges can fluctuate from quarter to quarter.  Additional power plant installations would lead to growth in service revenue.

Generation revenues

Generation revenues and related costs for the three months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Generation revenues	$1,695	$1,690	$5	0%
Cost of generation revenues	1,375	1,500	(125)	(8)%
Gross profit from generation revenues	$320	$190	$130	68%
Generation revenues gross margin	18.9%	11.2%

Revenues for the three months ended July 31, 2018 from generation totaled $1.7 million which remains unchanged from revenue recognized for the three months ended July 31, 2017.  Generation revenues for the three months ended July 31, 2018 and 2017 reflects revenue from electricity generated from the Company’s PPAs.  Cost of generation revenues totaled $1.4 million in the three months ended July 31, 2018, compared to $1.5 million for the comparable prior year period.  Cost of generation revenues included depreciation of approximately $1.1 million for the three months ended July 31, 2018 and July 31, 2017. The Company had 11.2 MW of operating power plants in its portfolio for both periods presented.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Advanced Technologies contract revenues	$3,538	$3,248	$290	9%
Cost of Advanced Technologies contract revenues	2,695	2,765	(70)	(3)%
Gross profit from Advanced Technologies contracts	$843	$483	$360	75%
Advanced Technologies contract gross margin	23.8%	14.9%

Advanced Technologies contract revenue for the three months ended July 31, 2018 was $3.5 million, which reflects an increase of $0.3 million when compared to $3.2 million of revenue for the three months ended July 31, 2017.  Advanced Technologies contract revenue was higher for the three months ended July 31, 2018 primarily due to the timing of project activity under existing contracts.  Cost of Advanced Technologies contract revenues decreased $0.1 million to $2.7 million for the three months ended July 31, 2018, compared to $2.8 million for the same period in the prior year.  Advanced Technologies contracts for the three months ended July 31, 2018 generated a gross profit of $0.8 million compared to a gross profit of $0.5 million for the three months ended July 31, 2017.  The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the three months ended July 31, 2018.

Administrative and selling expenses

Administrative and selling expenses were $6.1 million and $6.3 million for the three months ended July 31, 2018 and 2017, respectively. The decrease from the prior year period relates to the timing of professional related expenditures due to business activities in the three months ended July 31, 2018.

Research and development expenses

Research and development expenses increased to $6.3 million for the three months ended July 31, 2018 compared to $5.4 million during the three months ended July 31, 2017. The increase related to increased development efforts with respect to new products.

Loss from operations

Loss from operations for the three months ended July 31, 2018 was $14.5 million compared to $14.3 million for the three months ended July 31, 2017.  The increase in the loss from operations was primarily a result of higher research and development expenses offset by a lower gross loss realized for the three months ended July 31, 2018.

Interest expense

Interest expense for the three months ended July 31, 2018 and 2017 was $2.4 million and $2.3 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules Capital, Inc. (“Hercules”), interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.

Other income (expense), net

Other income (expense), net, was income of $1.0 million for the three months ended July 31, 2018 compared to expense of $0.4 million for the same period in 2017.  The income (expense) for both periods presented includes foreign exchange gains (losses) related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary and income from refundable research and development tax credits.

(Provision) benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  There was minimal income taxes recorded for the three months ended July 31, 2018 and 2017.  We manufacture products that are gross margin profitable on a per unit basis; however, we cannot estimate when production volumes will be sufficient to generate taxable domestic income.  Accordingly, no additional tax benefit has been recognized for NOLs or other deferred tax assets as significant uncertainty exists surrounding the recoverability of these deferred tax assets.

Series C preferred stock deemed dividends

Installment conversions of the Series C Preferred Shares in which the conversion price was below the fixed initial conversion price of $1.84 per share resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the three months ended July 31, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $0.9 million.  There were no deemed dividends recorded for the three month period ended July 31, 2017 since the Series C Preferred Shares were not issued until September 2017.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Series B preferred stock dividends

Dividends recorded on the Series B Preferred Stock were $0.8 million for the three month periods ended July 31, 2018 and 2017.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock deemed dividends on the Series C Preferred Stock and the preferred stock dividends on the Series B Preferred Stock.  For the three month periods ended July 31, 2018 and 2017, net loss attributable to common stockholders was $17.6 million and $17.8 million, respectively, and loss per common share was $0.20 and $0.31, respectively.

Comparison of Nine Months Ended July 31, 2018 and 2017

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2018 and 2017 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$71,553	$47,777	$23,776	50%
Total costs of revenues	$69,603	$48,207	$21,396	44%
Gross profit (loss)	$1,950	$(430)	$2,380	553%
Gross margin (loss)	2.7%	(0.9)%

Total revenues for the nine months ended July 31, 2018 of $71.6 million reflects an increase of $23.8 million from $47.8 million for the same period in the prior year.  Total cost of revenues for the nine months ended July 31, 2018 increased by $21.4 million to $69.6 million from $48.2 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross profit (loss) for the nine months ended July 31, 2018 and 2017 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Product revenues	$43,058	$3,155	$39,903	1,265%
Cost of product revenues	44,183	11,525	32,658	283%
Gross loss from product revenues	$(1,125)	$(8,370)	$7,245	87%
Product revenues gross loss	(2.6)%	(265.3)%

Product revenues for the nine months ended July 31, 2018 included $39.9 million of power plant revenue and $3.2 million of revenue related to engineering and construction services. This is compared to product revenues for the nine months ended July 31, 2017, which included $1.3 million of power plant revenue and $1.9 million of revenue related to engineering and construction services.

The increase in product revenues for the nine months ended July 31, 2018 when compared to the prior year period was due to the 20 MW order from Hanyang Industrial Development Co., Ltd (“HYD”), pursuant to which we provided equipment to HYD for a fuel cell project with Korea Southern Power Co., Ltd. (“KOSPO”). Shipments began in the fourth quarter of fiscal 2017 and were completed in the first quarter of fiscal 2018. The Company completed commissioning the plant in the third quarter of fiscal 2018.  The Company also completed the sale of the City of Tulare SureSource 3000 power plant to NRG Yield during the second quarter of fiscal year 2018.

Cost of product revenues increased $32.7 million for the nine months ended July 31, 2018 to $44.2 million, compared to $11.5 million in the same period in the prior year.  Overall gross loss from product revenues was $1.1 million for the nine months ended July 31, 2018 compared to gross loss of $8.4 million in the prior year comparable period.  Gross loss decreased from the prior year period due to the favorable margins realized for the HYD contract and the sale of the City of Tulare SureSource 3000 power plant.  Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  For the nine months ended July 31, 2018, the Company operated at an annualized production rate of approximately 25 MW. This is compared to the annual production rate of 23.4 MW in the same period in the prior year.  Given the current level of backlog and awards, during the three months ended July 31, 2018, the Company began a production rate increase with the goal of reaching an annualized run-rate of 55 MW by April 2019.

Service and license revenues

Service and license revenues and related costs for the nine months ended July 31, 2018 and 2017 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Service and license revenues	$12,859	$24,337	$(11,478)	(47)%
Cost of service and license revenues	11,934	22,878	(10,944)	(48)%
Gross profit from service and license revenues	$925	$1,459	$(534)	(37)%
Service and license revenues gross margin	7.2%	6.0%

Revenues for the nine months ended July 31, 2018 from service agreements and license fee and royalty agreements decreased $11.5 million to $12.9 million from $24.3 million for the nine months ended July 31, 2017.  Service agreement revenue decreased from the nine months ended July 31, 2017 primarily due to lower revenue from module replacements in the nine months ended July 31, 2018 as compared to the same period in the prior year. Revenue from license, royalty and material management fees decreased to $1.7 million for the nine month period ended July 31, 2018 from $2.1 million for the prior year period due to lower royalties recognized.  The Company’s license and royalty agreements with POSCO Energy included a minimum royalty which expired in December 2016.

Cost of service and license revenues decreased $10.9 million to $11.9 million for the nine months ended July 31, 2018 from $22.9 million for the nine months ended July 31, 2017.  Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.  The decrease over the prior year period relates to lower expenses associated with module replacements and lower operating costs in the nine months ended July 31, 2018.

Overall gross profit from service and license revenues was $0.9 million for the nine months ended July 31, 2018. The overall gross margin percentage of 7.2 percent for the nine months ended July 31, 2018 compared to 6.0 percent in the prior year period.  Service margins were positively impacted by lower maintenance costs during the nine months ended July 31, 2018.

Generation revenues

Generation revenues and related costs for the nine months ended July 31, 2018 and 2017 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Generation revenues	$5,329	$5,409	$(80)	(1)%
Cost of generation revenues	5,020	3,909	1,111	28%
Gross profit from generation revenues	$309	$1,500	$(1,191)	(79)%
Generation revenues gross margin	5.8%	27.7%

Revenues for the nine months ended July 31, 2018 from generation totaled $5.3 million, compared to $5.4 million for the nine months ended July 31, 2017.  Generation revenues for the nine months ended July 31, 2018 and 2017 reflects revenue from electricity generated from the Company’s PPAs.  Cost of generation revenues totaled $5.0 million in the nine months ended July 31, 2018, compared to $3.9 million for the comparable prior year period.  The decrease in gross profit from generation revenues was primarily a result of the $0.5 million impairment of a 1.4 MW project in development that was terminated in the period and higher maintenance activities at certain installations that occurred in the first half of 2018. Cost of generation revenues included depreciation of approximately $3.1 million for the nine months ended July 31, 2018 and July 31, 2017. The Company had 11.2 MW of operating power plants in its portfolio for both periods presented.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the nine months ended July 31, 2018 and 2017 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2018	2017	$	%
Advanced Technologies contract revenues	$10,307	$14,876	$(4,569)	(31)%
Cost of Advanced Technologies contract revenues	8,466	9,895	(1,429)	(14)%
Gross profit from Advanced Technologies contracts	$1,841	$4,981	$(3,140)	(63)%
Advanced Technologies contract gross margin	17.9%	33.5%

Advanced Technologies contract revenue for the nine months ended July 31, 2018 was $10.3 million, which reflects a decrease of $4.6 million when compared to $14.9 million of revenue for the nine months ended July 31, 2017.  Advanced Technologies contract revenue was lower for the nine months ended July 31, 2018 primarily due to the timing of project activity under existing contracts.  Cost of Advanced Technologies contract revenues decreased $1.4 million to $8.5 million for the nine months ended July 31, 2018, compared to $9.9 million for the same period in the prior year.  Advanced Technologies contracts for the nine months ended July 31, 2018 generated a gross profit of $1.8 million compared to a gross profit of $5.0 million for the nine months ended July 31, 2017.  The decrease in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the nine months ended July 31, 2018, particularly a lower proportion related to private industry contracts.

Administrative and selling expenses

Administrative and selling expenses were $19.3 million and $18.8 million for the nine months ended July 31, 2018 and 2017, respectively.  The increase from the prior year period relates to higher professional related expenditures and business development activities in the nine months ended July 31, 2018.

Research and development expenses

Research and development expenses decreased to $15.4 million for the nine months ended July 31, 2018 compared to $16.2 million during the nine months ended July 31, 2017.  The decrease from the prior year period is primarily due to timing of research and development activities related to new products.

Restructuring expense

Restructuring expense of $1.4 million was recorded for the nine months ended July 31, 2017, relating to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with business needs.  There were no restructuring activities for the nine months ended July 31, 2018.

Loss from operations

Loss from operations for the nine months ended July 31, 2018 was $32.8 million compared to $36.8 million for the nine months ended July 31, 2017.  The decrease in the loss from operations was primarily a result of the increased gross profit realized for the nine months ended July 31, 2018, lower operating expenses relating to decreased research and development expenses and the lack of restructuring expense.  This was partially offset by an increase in administrative and selling expenses during the nine months ended July 31, 2018.

Interest expense

Interest expense for the nine months ended July 31, 2018 and 2017 was $6.6 million and $6.9 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules, interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.

Other income (expense), net

Other income (expense), net, was income of $3.1 million for the nine months ended July 31, 2018 compared to expense of $0.3 million for the same period in 2017.  The income (expense) for both periods presented includes foreign exchange gains (losses) related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary. For the nine months ended July 31, 2018, a foreign exchange gain was realized on payments and unbilled receivable balances denominated in South Korean Won for the HYD contract. Both periods also included income from refundable research and development tax credits.

Benefit (provision) for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  The Company recorded an income tax benefit totaling $3.0 million for the nine months ended July 31, 2018 compared to income tax expense of $0.04 million for the nine months ended July 31, 2017.  The income tax benefit for the nine months ended July 31, 2018 primarily related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018, which resulted in a deferred tax benefit of $1.0 million primarily related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the NOL the Company anticipates generating in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.

Series C preferred stock deemed dividends

Installment conversions in which the conversion price was below the fixed initial conversion price of $1.84 per share resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the nine months ended July 31, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $8.6 million.  There were no deemed dividends recorded for the nine month period ended July 31, 2017 since the Series C Preferred Shares were not issued until September 2017.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Series B preferred stock dividends

Dividends recorded on the Series B Preferred Stock were $2.4 million for the nine month periods ended July 31, 2018 and 2017.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock deemed dividends on the Series C Preferred Stock and the preferred stock dividends on the Series B Preferred Stock.  For the nine month periods ended July 31, 2018 and 2017, net loss attributable to common stockholders was $44.2 million and $46.3 million, respectively, and loss per common share was $0.56 and $1.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan facilities and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We intend to maintain appropriate cash and debt levels based upon our expected cash requirements for operations, capital expenditures, construction of project assets and principal, interest and dividend payments.  In the future, we may also engage in additional debt or equity financings, including project specific debt financings.  We believe that, when necessary, we will have adequate access to the capital markets, although the timing and size of any financing will depend on multiple factors, including market conditions, future order flow and the need to adjust production capacity.  There can be no assurance that we will be able to raise additional capital at the times required or in the amounts required for the implementation of our business plan and strategy. In addition, our capital-intensive business model of building generation assets increases the risk that we will be unable to successfully implement our plans, particularly if we do not raise additional capital in the amounts required. If we are unable to raise additional capital at the times or in the amounts required, our growth potential may be adversely affected and we may have to modify our plans.

Cash and cash equivalents including restricted cash totaled $87.3 million as of July 31, 2018 compared to $87.4 million as of October 31, 2017.  As of July 31, 2018:

•	Unrestricted cash and cash equivalents was $48.7 million compared to $49.3 million as of October 31, 2017.
•

Restricted cash and cash equivalents was $38.6 million, of which $5.3 million was classified as current and $33.3 million was classified as non-current, compared to $38.1 million of total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

During fiscal year 2017, the Company completed an equity capital raise, which included the issuance of warrants. If all remaining warrants related to this equity offering are exercised in periods subsequent to July 31, 2018, the Company could receive additional cash proceeds of up to $18.5 million.

In addition to the cash and cash equivalents described above, the Company has $40.0 million of availability under its project finance loan agreement with NRG through FuelCell Finance, which can be used for project asset construction.  Draws under the facility are subject to traditional project finance conditions precedent, including the existence of a PPA with the end-user of the power and customary project documentation, economic performance and compliance with applicable laws and regulations. Projects must be located in the United States.  There were no drawdowns or outstanding balances under the NRG loan agreement as of July 31, 2018 and October 31, 2017.

The NRG facility expires on July 31, 2019, therefore, any draws under the facility would be considered short-term debt.

In addition, we have an effective shelf registration statement on file with the SEC for issuance of equity and debt securities.

On June 13, 2018, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which the Company, from time to time, may offer and sell shares of its common stock having an aggregate offering price of up to $50,000,000 through the Agents. Under the Sales Agreement, the Agent making the sales will be entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. During the three months ended July 31, 2018, the Company sold 5.2 million shares of the Company’s common stock at prevailing market prices under the Sales Agreement and raised approximately $6.7 million, net of approximately $0.4 million of fees.

On August 27, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to an underwritten offering (the “Offering”) of the Company’s Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock” and, such shares, the “Series D Preferred Shares”).  Subject to the terms and conditions contained in the Underwriting Agreement, the Underwriter agreed to purchase, and the Company agreed to sell, 30,680 Series D Preferred Shares, initially convertible into 22,231,884 shares of the Company’s common stock (without regard to any limitation on conversion set forth in the Series D Certificate of Designation) at an initial conversion price of $1.38 per share, subject to certain adjustments.  The Offering closed on August 29, 2018.  The net proceeds to the Company from the sale of the Series D Preferred Stock, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, are expected to be approximately $25.4 million.  The Company intends to use the net proceeds of the Offering for working capital, project financing, and general corporate purposes.

The Company’s future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios and cost reductions necessary to achieve profitable operations.  Our expanding development of large-scale turn-key projects in the United States requires liquidity and is expected to continue to have increasing liquidity requirements. A key element of our business model includes the development of turn-key projects and we may commence construction upon the execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital, availability under our construction financing facility or other project financing arrangements. We may choose to substantially complete the construction of a project before it is financed or sold to a project investor.  Alternatively, we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit to do so.  If, for example, we cannot sell a project at economics that are attractive to us, we may instead elect to own and operate such project, generally until such time that we can sell such project at economically attractive terms.  In markets where there is a compelling value proposition, we may also build one or more power plants on an uncontracted “merchant” basis in advance of securing long-term contracts for the project attributes (including energy, renewable energy credits and capacity).  Delays in construction progress or in completing the sale of our projects that we are self-financing may impact our liquidity.

Our operating portfolio (11.2 MW as of July 31, 2018) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate $7 - $8 million per year in annual revenue. The Company plans to continue to grow this portfolio while also selling projects to investors.  As of July 31, 2018, the Company had an additional 22.5 MW under development and construction, which are expected to generate operating cash flows in future periods. These totals do not include the 39.8 MW Long Island Power Authority (“LIPA”) project awards or the 22.2 MW of projects awarded in Connecticut, which are not yet in backlog. Including the LIPA and Connecticut awards, the projects in process totaled 84.5 MW as of July 31, 2018.  We expect these projects to generate an additional $70 - $80 million of annual recurring revenue once they become operational. Retaining long-term cash flow positive projects combined with our service fleet reduces reliance on new project sales to achieve cash flow positive operations. We have worked with financial institutions to secure long-term debt and sale-leasebacks for our project asset portfolio as well as NRG for construction period financing.  As of July 31, 2018, we have financed four projects through sale-leaseback transactions.  As of July 31, 2018, total financing obligations and debt outstanding related to project assets was $46.3 million. Our generation portfolio provides the Company with the full benefit of future cash flows.

The following table summarizes our operating portfolio as of July 31, 2018:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
		Total MW Operating:	11.2

The following table summarizes projects in process as of July 31, 2018:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Estimated Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Trinity College (1)	Hartford, CT	Trinity College (University)	1.4	Q4 '18	20
Triangle St	Danbury, CT	Eversource (CT Utility)	3.7	Q4 '18	Tariff
Tulare BioMAT	Tulare, CA	PG&E CA (CA Utility)	2.8	Q1 '19	20
Bolthouse Farms	Bakersfield, CA	Bolthouse Farms (Campbell's)	5.0	Q1 '19	20
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	Q3 '19	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.2	Q3 '20	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q3 '20	20
LIPA 2	Long Island, NY	PSEG / LIPA, LI NY (Utility)	18.5	Q4 '20	20
LIPA 3	Long Island, NY	PSEG / LIPA, LI NY (Utility)	13.9	Q1 '21	20
CT RFP-1	Hartford, CT	Eversource (CT Utility)	7.4	Q2 '21	20
CT RFP-2	Derby, CT	United Illuminating (CT Utility)	14.8	Q2 '21	20
		Total MW in Process:	84.5
(1)

On August 28, 2018, the Company closed on the sale of its wholly-owned subsidiary which owns the power plant.  For more information, refer to Note 19. “Subsequent Events” to our consolidated financial statements for the nine months ended July 31, 2018 included in this Quarterly Report on Form 10-Q.

The Company had a contract backlog totaling approximately $793.2 million as of July 31, 2018.  The Company also had project awards totaling an additional $1.1 billion, resulting in total backlog and awards of $1.9 billion as of July 31, 2018.

Following the end of the quarter, on August 28, 2018, the Company sold a project asset (Trinity College 1.4 MW) which had been previously classified as Generation backlog to AEP OnSite Partners, LLC, and American Electric Power Company, Inc. (together, “AEP OnSite Partners”). As a result of this sale, this project was removed from Generation backlog and classified as Product backlog and Services backlog. The Product backlog will be recognized as revenue in the fourth quarter of fiscal 2018. The Services backlog will be recognized as recurring revenue over the term of our service agreement with AEP OnSite Partners, which is fifteen years.

Backlog by revenue category is as follows:

•

Services backlog totaled $317.8 million as of July 31, 2018 compared to $184.3 million as of July 31, 2017.  Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements. During the three and nine months ended July 31, 2018, backlog was added related to the KOSPO service agreement and the Trinity College 1.4 MW project now owned by AEP OnSite Partners.

•

Generation backlog totaled $430.0 million as of July 31, 2018 compared to $202.3 million as of July 31, 2017.  Generation backlog represents future contracted energy sales under contracted PPAs between the Company and the end-user of the power.

•

Product sales backlog totaled $9.5 million as of July 31, 2018 compared to $1.7 million as of July 31, 2017. Product sales backlog primarily consists of the remaining scope of work on the Trinity College project, which was sold on August 28, 2018.

•	Advanced Technologies contract backlog totaled $35.8 million as of July 31, 2018 compared to $48.8 million as of July 31, 2017.

Backlog represents definitive agreements executed by the Company and our customers. Projects with respect to which the Company intends to retain ownership are included in generation backlog, which represents future revenue under long-term PPAs. Projects sold to customers (and not retained by the Company) are included in product sales and service backlog. Project awards referenced by the Company are notifications that the Company has been selected, typically through a competitive bidding process, to enter into definitive agreements. These awards have been publicly disclosed.  The Company is working to enter into definitive agreements with respect to these project awards and, upon execution of a definitive agreement with respect to a project award, that project award will become backlog. Project awards that were not included in backlog as of July 31, 2018 include the 39.8 MW LIPA project awards and the 22.2 MW of projects awarded in Connecticut (which are expected to become generation backlog). These awards in total represent approximately $1.1 billion of future revenue potential over the life of the projects, assuming the Company retains ownership of the projects.  If the Company were to sell such projects, the backlog amount would be decreased (in an amount determined by the negotiated sales price at the time of sale) and would consist of product sales to be recognized over a one to two year period and service revenue to be recognized over a twenty year term.

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

•

The amount of accounts receivable as of July 31, 2018 and October 31, 2017 was $48.3 million ($8.9 million of which is classified as “Other assets”) and $81.3 million ($12.8 million of which is classified as “Other assets”), respectively. Included in accounts receivable as of July 31, 2018 and October 31, 2017 was $22.9 million and $38.3 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of July 31, 2018 and October 31, 2017 was $60.1 million and $74.5 million, respectively, which includes work in process inventory totaling $37.6 million and $54.4 million, respectively. As we continue to execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.  The Company announced in July 2018 that it intends to increase its annual production rate to 55 MW from its current 25 MW run-rate, which represents a 120% increase in the Company’s annual production rate, to accommodate recent project awards.

•

Cash and cash equivalents as of July 31, 2018 included $0.4 million of cash advanced by POSCO Energy for raw material purchases made on its behalf by the Company. Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, the Company provides procurement services for POSCO Energy and receives compensation for services rendered.  While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

•

The amount of total project assets as of July 31, 2018 and October 31, 2017 was $89.7 million and $73.0 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are either operating and producing revenue or under construction.  Project assets as of July 31, 2018 consisted of $30.0 million of completed installations currently operating and $59.7 million of projects in development.  As of July 31, 2018, we had 11.2 MW of our operating project assets that generated $5.3 million of revenue in the first nine months of fiscal 2018.  Also, as of July 31, 2018, the Company had an additional 84.5 MW under development and construction some of which are expected to generate operating cash flows in fiscal year 2018. We expect this portfolio to continue to grow.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of July 31, 2018, we had pledged approximately $38.6 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

•

For fiscal year 2018, we forecast capital expenditures in the range of $11.0 to $13.0 million compared to $12.4 million in fiscal year 2017.  We have completed the first phase of our project to expand our 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet.  Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings.  Investments in 2018 include adding module conditioning capacity to our Torrington facility. This is expected to result in logistics, time and cost savings as modules are currently shipped to our Danbury, Connecticut facility for conditioning.

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $87.3 million as of July 31, 2018 compared to $87.4 million as of October 31, 2017.  As of July 31, 2018, restricted cash and cash equivalents was $38.6 million, of which $5.3 million was classified as current and $33.3 million was classified as non-current, compared to $38.1 million total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2018	2017
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$29,346	$(57,821)
Net cash used in investing activities	(36,036)	(22,632)
Net cash provided by financing activities	6,538	35,744
Effects on cash from changes in foreign currency rates	(41)	161
Net decrease in cash, cash equivalents and restricted cash	$(193)	$(44,548)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash provided by operating activities was $29.3 million during the nine months ended July 31, 2018, compared to $57.8 million of net cash used in operating activities during the nine months ended July 31, 2017.

Net cash provided by operating activities for the nine months ended July 31, 2018 was primarily the result of decreases in accounts receivable of $33.1 million and inventories of $22.1 million, increases in accounts payable of $3.6 million and deferred revenue of $0.1 million and net non-cash adjustments of $10.7 million.  Accounts receivable and inventory decreased primarily as a result of cash received and inventory delivered under the HYD contract.  The amounts were offset by the net loss of $33.2 million for the nine months ended July 31, 2018, a decrease in accrued liabilities of $4.5 million, and an increase in other assets of $2.5 million.

Net cash used in operating activities for the nine months ended July 31, 2017 was primarily the result of a net loss of $43.9 million and increases in accounts receivable of $9.3 million and inventory of $5.5 million and decreases in accounts payable of $8.1 million and accrual liabilities of $7.5 million.  Inventory increased due to purchase commitments and quarterly production offset by usage of inventory. The amounts were offset by non-cash adjustments of $15.9 million.

Investing Activities – Net cash used in investing activities was $36.0 million for the nine months ended July 31, 2018, compared to net cash used in investing activities of $22.6 million during the nine months ended July 31, 2017.

Net cash used in investing activities for the nine months ended July 31, 2018 included a $28.4 million investment in project assets to expand our operating portfolio and $7.6 million for capital expenditures.

Net cash used in investing activities for the nine months ended July 31, 2017 resulted from capital expenditures of $10.5 million primarily relating to the Torrington facility expansion and project asset expenditures of $12.8 million to expand our operating portfolio offset by cash acquired from an asset acquisition of $0.6 million.

Financing Activities – Net cash provided by financing activities was $6.6 million during the nine months ended July 31, 2018, compared to net cash provided by financing activities of $35.7 million during the nine months ended July 31, 2017.

Net cash provided by financing activities during the nine months ended July 31, 2018 resulted from the receipt of $13.1 million under the amended Hercules loan and security agreement and net proceeds received of $10.0 million from warrant exercises and sales of our common stock under the Sales Agreement offset by cash payments of $13.1 million primarily relating to repayments under the Hercules loan and the payment of preferred dividends and the return of capital of $3.1 million.

Net cash provided by financing activities during the nine months ended July 31, 2017 related to $17.9 million of net proceeds relating to the sale-leaseback transactions with PNC and net proceeds received of $28.5 million from open market sales of common stock, the equity offering and warrant exercises offset by the repayment of debt of $7.5 million and the payment of preferred dividends and return of capital of $3.1 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of July 31, 2018 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$59,182	$53,676	$5,415	$91	$—
Series 1 Preferred obligation (2)	5,567	959	4,608	—	—
Term loans (principal and interest)	52,335	13,914	22,108	4,583	11,730
Capital and operating lease commitments (3)	6,203	1,141	1,206	759	3,097
Sale-leaseback financing obligation (4)	21,989	3,729	6,833	4,732	6,695
Option fee(5)	550	250	300	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$145,826	$73,669	$40,470	$10,165	$21,522

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)

The terms of the Class A Cumulative Redeemable Exchangeable Preferred Share Agreement (the “Series 1 Preferred Share Agreement”) require payments of (i) an annual amount of Cdn. $500,000 for dividends and (ii) an annual amount of Cdn. $750,000 as return of capital payments payable in cash. These payments will end on December 31, 2020. Dividends accrue at a 1.25 percent quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends at a rate of 1.25 percent per quarter, compounded quarterly. On December 31, 2020, the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million will be due to the holders of the Series 1 Preferred Shares. The Company has the option of making dividend payments in the form of common stock or cash under terms outlined in the Series 1 Preferred Share Agreement. For purposes of preparing the above table, the final balance of accrued and unpaid dividends due December 31, 2020 of Cdn. $21.1 million is assumed to be paid in the form of common stock and not included in this table.

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

(6)

We pay $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($141 per share at July 31, 2018) for 20 trading days during any consecutive 30 trading day period.

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“GWP”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from GWP.  GWP assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster Bank”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest rate is 5.0% per annum and payments due on a quarterly basis commenced in January 2017.  The balance outstanding as of July 31, 2018 was $1.3 million.

In April 2016, the Company entered into the Hercules Agreement for a loan with an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The Company received an initial term loan advance on the date of closing of $15.0 million and an additional $5.0 million in September 2016.  The loan was a 30 month secured facility. The term loan interest rate was previously 9.75% per annum and increased to 10.0% per annum during the three months ended January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments.   The loan balance and all accrued and unpaid interest was due and payable by October 1, 2018.  Under the terms of the Hercules Agreement, there was an end of term charge of $1.7 million also due on October 31, 2018 which was being accreted using the effective interest rate method.

The Hercules Agreement was amended on September 5, 2017, October 27, 2017 and March 28, 2018.  The March 28, 2018 Amendment (the “Amendment”) allowed the Company to draw a term loan advance of $13.1 million.  The aggregate amount outstanding, which includes the amount outstanding under the original Hercules Agreement of $11.9 million and the term loan advance under the Amendment, was $25.0 million as of July 31, 2018.  The term loan maturity date is October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  Payments for the aggregate amount outstanding are interest only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date and the term loan interest rate was 10.15% per annum which increased to 10.40% during the three months ended July 31, 2018 as a result of the increase in the prime rate.  The term loan interest rate is the greater of either (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The end of term charge of $1.7 million remains due on October 31, 2018, however, under the terms of the Amendment, it has been considered earned and has been fully accrued.  An additional end of term charge of $0.9 million will be due on October 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  The end of term charge is being accreted over a 30-month term.

As collateral for obligations under the Hercules Agreement, as amended, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. The collateral does not include assets held by FuelCell Finance or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  Under the Hercules Agreement, as amended, there is a minimum cash covenant which requires the Company to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of at least the greater of (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the date and payment was issued.  The Hercules Agreement, as amended, contains customary representations and warranties, affirmative and negative covenants, and events of default that entitle Hercules to cause our indebtedness under the agreement to become immediately due and payable.

The Hercules Agreement was further amended on August 29, 2018 in connection with the offering of the Company’s Series D Preferred Stock.  See Note 19 “Subsequent Events” to our consolidated financial statements for the nine months ended July 31, 2018 included in this Quarterly Report on Form 10-Q for further information.

In November 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million, which was used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million Promissory Note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location.  Pursuant to the terms of the loan, payment of principal is deferred for the first four years with principal payments beginning in November 2019.  Monthly interest payments at a fixed rate of 2.0 percent per annum began in December 2015.  The financing is payable over 15 years, and is predicated on certain terms and conditions, including the forgiveness of up to 50 percent of the loan principal if certain job retention and job creation targets are reached.

On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain of the job creation target dates until October 28, 2019.  In addition, the Company may receive up to $10.0 million of non-refundable transferable tax credits if certain terms and conditions are met.  Under the Assistance Agreement, as amended, the Company targeted employment of 703 Connecticut employees by October 2019.  In connection with this amendment to the Assistance Agreement, in July 2018, the Company announced an increase in its annual production rate and committed to hire over 100 employees.  As of July 31, 2018, the Company had 408 Connecticut employees.  The Company cannot currently predict whether it will meet its target of employing 703 Connecticut employees by October 2019 or whether the time period for meeting this target will be extended.  If the Company does not meet this target in the required time period, principal under the promissory note will be paid at an annual rate of $14.0 thousand for each employee under the 703 employee target.

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

On July 30, 2014, the Company’s subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “NRG Agreement”).  Pursuant to the NRG Agreement, NRG has extended a $40.0 million revolving construction and term financing facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  FuelCell Finance and its subsidiaries may draw on the facility to finance the construction of projects through the commercial operating date of the power plants.  FuelCell Finance has the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  As of July 31, 2018, there was no outstanding balance on this facility.

In March 2013, we closed on a long-term loan agreement with the Clean Energy Finance and Investment Authority, now known as the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport Fuel Cell Park Project.  The loan agreement carries an interest rate of 5.0 percent per annum and principal repayments will commence on the eighth anniversary of the project’s provisional acceptance date which is December 20, 2021.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park contracts. The outstanding balance on the Connecticut Green Bank Note as of July 31, 2018 was $6.1 million.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of July 31, 2018, we had an outstanding balance of $1.1 million on this loan. The interest rate is 5.0 percent per annum.  Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms required interest and principal payments through May 2018.  However, the repayment terms were modified in April 2018, such that the remaining balance and interest will be paid on a monthly basis through December 2018.

We have pledged approximately $38.6 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2018, outstanding letters of credit totaled $2.3 million. These expire on various dates through April 2019.  Under the terms of certain contracts, the Company will provide performance security for future contractual obligations.  The restricted cash balance as of July 31, 2018 includes $15.0 million which was placed in a Grantor’s Trust account to secure certain Company obligations under the 15-year service agreement for the Bridgeport Fuel Cell Park Project and is reflected as long-term restricted cash.  The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport Fuel Cell Park Project under the terms of the service agreement.  The restricted cash balance as of July 31, 2018 also includes $17.5 million to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transactions.

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

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants.  In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.  As of July 31, 2018, our operating portfolio was 11.2 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of July 31, 2018, Advanced Technologies contracts backlog totaled $35.8 million, of which $16.0 million is funded. Should funding be delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 18 “Commitments and Contingencies” to our consolidated financial statements for the nine months ended July 31, 2018 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes and contingencies.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

There have been no material changes in any of our critical accounting policies during the three and nine months ended July 31, 2018.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting guidance that is not yet effective.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2018, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2018, approximately 2% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. The Company had sales and accounts receivable denominated in foreign currencies and had outstanding accounts receivable denominated in foreign currencies as of July 31, 2018.  We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Shares

The conversion feature and the variable dividend obligation of our Series 1 Preferred Shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2018 and October 31, 2017 was $0.8 million. The fair value was based on valuation models using various assumptions, including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred Shares are denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations.

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

Our total consolidated indebtedness was $90.5 million as of July 31, 2018. This includes approximately $46.3 million of debt at our project finance subsidiaries and $44.2 million at the corporate level. The majority of our debt is long-term with $14.5 million due within twelve months as of July 31, 2018. We also have approximately $40 million of borrowing capacity under a revolving construction and term project financing facility. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

It is also possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.

Our debt agreements contain customary representations and warranties, affirmative and negative covenants, and events of default that entitle the lenders to cause our indebtedness under such debt agreements to become immediately due and payable. In addition, our Loan and Security Agreement with Hercules Capital, Inc., as amended, contains a financial covenant whereby we are required to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules Capital, Inc. of 75% of the outstanding loan balance plus the amount of accounts payable not paid within 90 days of the invoice date. As of July 31, 2018, the outstanding loan balance under the Loan and Security Agreement, as amended, was $26.9 million, including accretion of an end-of-term payment.  In connection with the third amendment to the Loan and Security Agreement in March 2018, we drew a term loan advance of $13.1 million, which resulted in an aggregate amount of outstanding term loan advances of $25.0 million as of July 31, 2018.

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

Financial markets worldwide have experienced heightened volatility and instability, which may have a material adverse impact on our Company, our customers and our suppliers.

Financial market volatility can affect both the debt, equity and project finance markets. This may impact the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than ours. It is impossible to predict future financial market volatility and instability and the impact on our Company, and it may have a materially adverse effect on us for a number of reasons, such as:

•

The long term nature of our sales cycle can require long lead times between application design, order booking and product fulfillment. For this, we often require substantial cash down payments in advance of delivery. Our growth strategy assumes that financing will be available for our Company to finance working capital or for our customers to provide down payments and to pay for our products. Financial market issues may delay, cancel or restrict the construction budgets and funds available to our Company or our customers for the deployment of our products and services.

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

We have signed product sales contracts, engineering, procurement and construction contracts (“EPC”), power purchase agreements (“PPAs”) and long-term service agreements with customers subject to contractual, technology and operating risks as well as market conditions that may affect our operating results.

We apply the percentage of completion revenue recognition method to certain product sales contracts which are subject to estimates. On a quarterly basis, we perform a review process to help ensure that total estimated contract costs include estimates of costs to complete that are based on the most recent available information. The percentage of completion for the customer contracts based on this cost analysis is then applied to the total customer contract values to determine the total revenue to be recognized to date.

In certain instances, we have executed PPAs with the end-user of the power or site host of the fuel cell power plant. We may then sell the PPA to a project investor or retain the project and collect revenue from the sale of power over the term of the PPA, recognizing electricity revenue as power is generated and sold.

We have contracted under long-term service agreements with certain customers to provide service on our products over terms up to 20 years. Under the provisions of these contracts, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Pricing for service contracts is based upon estimates of future costs including future stack replacements. While we have conducted tests to determine the overall life of our products, we have not run certain of our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last to their expected useful life, which could result in warranty claims, performance penalties, maintenance and stack replacement costs in excess of our estimates and losses on service contracts.

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

We have a growing portfolio of generation assets selling power under PPAs and utility tariff programs that exposes us to operational risks and uncertainties, including, among other things, lost revenues due to prolonged outages, replacement equipment costs, risks associated with facility start-up operations, failures in the availability or acquisition of fuel, the impact of severe adverse weather conditions, natural disasters, and terrorist attacks, risks of property damage or injury from energized equipment, availability of adequate water resources and ability to intake and discharge water, use of new or unproven technology, fuel commodity price risk and fluctuating market prices, and lack of alternative available fuel sources.

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

We develop complex and evolving products and we continue to advance the capabilities of the fuel cell stacks and are now producing stacks with a net rated power output of 350 kilowatts and an expected seven year life.

We are still gaining field operating experience with respect to our products, and despite experience gained from our growing installed base and testing performed by us, our customers and our suppliers, issues may be found in existing or new products. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve broad market acceptance. The occurrence of defects could also cause us to incur significant warranty, support and repair costs, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects or performance problems with our products could result in financial or other damages to our customers. From time to time, we have been involved in disputes regarding product warranty issues. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming, could be costly to defend, and may hurt our reputation in the marketplace. Our customers could also seek and obtain damages from us for their losses. We have accrued liabilities for potential damages related to performance problems, however, actual results may be different than the assumptions used in our accrual calculations.

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

Several companies in the U.S. are engaged in fuel cell development, although we are the only domestic company engaged in manufacturing and deployment of stationary carbonate fuel cells. Other emerging fuel cell technologies (and the companies developing them) include small or portable proton-exchange membrane (“PEM”) fuel cells (Ballard Power Systems, Plug Power, and increasing activity by numerous automotive companies including Toyota, Hyundai, Honda and GM), stationary phosphoric acid fuel cells (Doosan), stationary solid oxide fuel cells (LG/Rolls Royce partnership and Bloom Energy), and small residential solid oxide fuel cells (Ceres Power Holdings and Ceramic Fuel Cells Ltd.). Each of these competitors has the potential to capture market share in our target markets. There are also other potential fuel cell competitors internationally that could capture market share.

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

We derive significant revenue from contracts awarded through competitive bidding processes involving substantial costs and risks. Due to this competitive pressure, we may be unable to grow revenue and achieve profitability.

We expect a significant portion of the business that we will seek in the foreseeable future will be awarded through competitive bidding against other fuel cell technologies and other forms of power generation. The competitive bidding process involves substantial costs and a number of risks, including the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us and our failure to accurately estimate the resources and costs that will be required to fulfill any contract we win. In addition, following a contract award, we may encounter significant expense, delay or contract modifications as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. We may not be able to obtain task orders or recognize revenue under these multi-award contracts. Our failure to compete effectively in this procurement environment could adversely affect our revenue and/or profitability.

Unanticipated increases or decreases in business growth may result in adverse financial consequences for us.

If our business grows more quickly than we anticipate, our existing and planned manufacturing facilities may become inadequate and we may need to seek out new or additional space, at considerable cost to us. If our business does not grow as quickly as we expect, our existing and planned manufacturing facilities would, in part, represent excess capacity for which we may not recover the cost. In that circumstance, our revenues may be inadequate to support our committed costs and our planned growth, and our gross margins and business strategy would be adversely affected.

Our plans are dependent on market acceptance of our products.

Our plans are dependent upon market acceptance of, as well as enhancements to, our products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our products may be affected by many factors that are out of our control, including:

•	the cost competitiveness of our fuel cell products including availability and output expectations and total cost of ownership;
•	the future costs of natural gas and other fuels used by our fuel cell products;
•	customer reluctance to try a new product;
•	the market for distributed generation and government policies that affect that market;
•	local permitting and environmental requirements;
•	customer preference for non-fuel based technologies; and
•	the emergence of newer, more competitive technologies and products.

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

As our relationship with POSCO Energy Co., Ltd. (“POSCO Energy”) changes, we may not be able to succeed in our efforts to access the South Korean and Asian markets.

We have historically relied on POSCO Energy to develop and grow the South Korean and Asian markets for our products and services. We entered into manufacturing and technology transfer agreements with POSCO Energy in 2007, 2009 and 2012, each of which expires on October 31, 2027. The Cell Technology Transfer Agreement (“CTTA”) provides POSCO Energy with the technology rights to manufacture SureSource power plants in South Korea and the right to sell power plants throughout Asia. The CTTA requires POSCO Energy to pay to the Company a 3.0% royalty on POSCO Energy net product sales, as well as a royalty on scheduled fuel cell module replacements under service agreements for modules that were built by POSCO Energy and installed at plants in Asia under the terms of our Master Service Agreement with POSCO Energy. In March 2017, we entered into a memorandum of understanding (“MOU”) with POSCO Energy to permit us to directly develop the Asian fuel cell business, including the right for us to sell SureSource solutions in South Korea and the broader Asian market. In June 2018, POSCO Energy advised us in writing that it was terminating the MOU effective July 15, 2018 and that it intends to exit the fuel cell business during 2018.  Pursuant to the terms of the MOU, notwithstanding its termination, we will continue to execute on sales commitments in Asia secured in writing prior to July 15, 2018.  We cannot predict the outcome of any discussions with POSCO Energy, the future status or scope of our relationship with POSCO Energy, whether our relationship with POSCO Energy will continue in the future, or whether we will become involved in mediation, arbitration, litigation or other proceedings with POSCO Energy. Any such proceedings could result in significant expense to us and adversely affect our business and financial condition, whether or not such proceedings are resolved in our favor. If we enter into new or amended agreements with POSCO Energy or any successor to POSCO Energy, those agreements may be on terms that are less favorable to us than our existing agreements. If our relationship with POSCO Energy ends, or continues on terms that are less favorable to us, our efforts to access the South Korean and Asian markets, which are complex markets, may not be successful or may be hindered or delayed.

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

As required by accounting rules, we review our goodwill for impairment at least annually as of July 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in projections of future cash flows and lower future growth rates in our industry. We review IPR&D for impairment on an annual basis as of July 31 or more frequently if facts and circumstances indicate the fair value is less than the carrying value. If the technology has been determined to be abandoned or not recoverable, we would be required to impair the asset. We review inventory and project assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We consider a project commercially viable and recoverable if it is anticipated to be sellable for a profit, or generates positive cash flows, once it is either fully developed or fully constructed. If our projects are not considered commercially viable, we would be required to impair the respective project assets.

We have risks associated with high levels of inventory.

The amount of total inventory as of July 31, 2018 and October 31, 2017 was $60.1 million and $74.5 million, respectively, which includes work in process inventory totaling $37.6 million and $54.4 million, respectively. We previously reduced our production rate and have been operating at a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. We recently announced that we are beginning to increase our production rate to prior levels.  There is no guarantee, however, that we will be successful in deploying our existing inventory or the new inventory generated by increased production. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory or new inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it onto different products. These actions would result in a significant charge to earnings. Such a charge might have a significant impact on our financial position and results of operations.

Our advanced technologies contracts are subject to the risk of termination by the contracting party and we may not realize the full amounts allocated under the contracts due to the lack of Congressional appropriations.

A portion of our fuel cell revenues have been derived from long-term cooperative agreements and other contracts with the U.S. Department of Energy and other U.S. government agencies. These agreements are important to the continued development of our technology and our products. We also contract with private sector companies under certain advanced technologies contracts to develop strategically important and complementary offerings.

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

We are, from time to time depending on our overall employee count, classified as a “large business” under DOE contracts. This allows us to own the patents that we develop under new DOE contracts if we obtain a waiver from the DOE. A “large business” under applicable government regulations generally consists of more than 500 employees averaged over a one year period. We will not own future patents we develop as a large business under new contracts, grants or cooperative agreements funded by the DOE, unless we obtain a patent waiver from the DOE. Should we not obtain a patent waiver and outright ownership, we would nevertheless retain exclusive rights to any such patents, so long as we continue to commercialize the technology covered by the patents.

Our future success and growth is dependent on our market strategy.

We cannot assure you that we will enter into business relationships that are consistent with, or sufficient to support, our commercialization plans and our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the business associates with whom we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these arrangements have required or will require that we grant exclusive rights to certain companies in defined territories. These exclusive arrangements could result in our being unable to enter into other arrangements at a time when the business associate with whom we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. In addition, future arrangements may also include the issuance of equity and/or warrants to purchase our equity, which may have an adverse effect on our stock price and would dilute our existing stockholders. To the extent we enter into partnerships or other business relationships, the failure of these partners or other business associates to assist us with the deployment of our products may adversely affect our results of operations and financial condition.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. In addition, we have licensed our carbonate fuel cell manufacturing intellectual property to POSCO Energy, and we depend on POSCO Energy to also protect our intellectual property rights as licensed. As of July 31, 2018, we, excluding our subsidiaries, had 92 U.S. patents and 123 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, SOFC technology, PEM fuel cell technology and applications thereof. As of July 31, 2018, we also had 35 patent applications pending in the U.S. and 118 patent applications pending in other jurisdictions. Our U.S. patents will expire between 2018 and 2035, and the current average remaining life of our U.S. patents is approximately 8.8 years. Our subsidiary, Versa Power Systems, Ltd., as of July 31, 2018, had 35 U.S. patents and 75 international patents covering the SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 6.1 years. As of July 31, 2018, Versa Power Systems, Ltd. also had three pending U.S. patent applications and 16 patent applications pending in other jurisdictions. In addition, our subsidiary, FuelCell Energy Solutions, GmbH, has license rights to use FuelCell Energy’s carbonate fuel cell technology, and, as of July 31, 2018, had two U.S. patents and seven patents outside the U.S. for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or able to be patented, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our subcontractors, vendors, suppliers, consultants, strategic business associates and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property has been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

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

We recently announced an increase in our annual production.  We may further rapidly expand our facilities and manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. Any expansion may expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. We would need to obtain sufficient backlog in order to maintain the use of the expanded capacity. Our ability to manage rapid growth effectively will require us to continue to secure adequate sources of capital and financing, improve our operations, improve our financial and management information systems and train, motivate and manage our employees. Difficulties in effectively managing issues presented by such a rapid expansion could harm our business prospects, results of operations and financial condition.

We may be affected by environmental and other governmental regulation.

We are subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. In addition, it is possible that industry-specific laws and regulations will be adopted covering matters such as transmission scheduling, distribution, emissions, and the characteristics and quality of our products, including installation and servicing. These regulations could limit the growth in the use of carbonate fuel cell products, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our products. Accordingly, compliance with existing or future laws and regulations could have a material adverse effect on our business prospects, results of operations and financial condition.

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

Since we market our products both inside and outside the U.S., our success depends in part on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. Sales to customers located outside the U.S. accounts for a significant portion of our consolidated revenue. Sales to customers in South Korea represent the majority of our international sales. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements and other geopolitical risks, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, greater bonding and security requirements, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our results of operations and financial condition.

We source raw materials and parts for our products on a global basis, which subjects us to a number of potential risks, including the impact of export duties and quotas, trade protection measures imposed by the U.S. and other countries, potential for labor unrest, changing global and regional economic conditions and current and changing regulatory environments. Changes to these factors may have an adverse effect on our ability to source raw materials and parts in line with our current cost structure.

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

We are increasingly dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.  In addition, increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information and to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions.  Additionally, we collect and store data that is sensitive to us.  Operating these information technology networks and systems and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements and to operate our fuel cell power plants. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, or our fuel cell power plant operations may be disrupted, exposing us to performance penalties under our contracts with customers.

In addition, information technology security threats – from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication.  Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.  These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products.  We have experienced cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks, and we could in the future experience similar attacks.  However, to date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity.  While we actively manage information technology security risks within our control, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data.  In addition to the direct potential financial risk as we continue to build, own and operate generation assets, other potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

Litigation could expose us to significant costs and adversely affect our business, financial condition, and results of operations.

We are, or may become, party to various lawsuits and claims arising in the ordinary course of business, which may include lawsuits or claims relating to commercial liability, product recalls, product liability, product claims, employment matters, environmental matters, or other aspects of our business. Litigation is inherently unpredictable, and although we may believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, and results of operations. The costs of responding to or defending litigation may be significant and may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse effect on our business, financial condition, and results of operations.

Our results of operations could vary as a result of changes to our accounting policies or the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that could lead us to reevaluate our methods, estimates and judgments.

In future periods, management will continue to reevaluate its estimates for contract margins, service agreements, loss accruals, warranty, performance guarantees, liquidated damages and inventory valuation allowances. Changes in those estimates and judgments could significantly affect our results of operations and financial condition. We may also adopt changes required by the Financial Accounting Standards Board and the SEC.

Our stock price has been and could remain volatile.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet commercialization milestones;
•	failure to win contracts through competitive bidding processes;
•	the loss of a major customer;
•	variations in our quarterly operating results from the expectations of securities analysts or investors;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	changes in the securities analysts that cover us or failure to regularly publish reports;
•	announcements of technological innovations or new products or services by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	investor perception of our industry or our prospects;
•	insider selling or buying;
•	demand for our common stock;
•	general technological or economic trends; and
•	changes in United States or foreign political environment and the passage of laws, including, tax, environmental or other laws, affecting the product development business.

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

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. In addition, certain provisions of FCE Ltd.’s Series 1 Preferred Shares, our Series B Preferred Stock, our Series C Preferred Shares, and our Series D Preferred Shares could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

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

Between August 2005 and April 2017, we sold shares of our common stock pursuant to a series of “at-the-market” sales plans. The shares sold pursuant to these sales plans represented a portion of the shares registered by us pursuant to shelf registration statements we filed with the SEC during this time period. While we reported the actual shares sold and proceeds, net of fees, of sales made during each fiscal quarter pursuant to the sales plans in our annual and quarterly reports on Forms 10-K and 10-Q, we did not file or deliver prospectus supplements at the time of or prior to making these sales. Accordingly, these sales may not have been in compliance with applicable federal and/or state securities laws, and the purchasers of such shares may have rescission rights or claims for damages. In addition, to the extent that these sales were not in compliance with applicable federal and/or state securities laws, we may be subject to penalties imposed by the SEC and/or state securities agencies. We have reported these sales to the SEC, and in response to our report, the SEC has opened an informal investigation of these sales. If purchasers successfully seek rescission and/or damages, and/or the SEC and/or state securities agencies impose financial penalties on us which are not covered by insurance, we may not have sufficient resources to make the necessary payments, and any such claims, damages or penalties could have a material adverse effect on our stock price, business prospects, results of operations, and financial condition. Although we believe we would have defenses to such claims or actions if brought, we are unable to predict the likelihood of any claims or actions being brought against us, or the amount of any damages or financial penalties which could be sought against us, or the extent to which any such financial exposure would be covered by insurance.

The rights of the Series 1 Preferred Shares and the Series B Preferred Stock could negatively impact our cash flows and could dilute the ownership interest of our stockholders.

The terms of the Series 1 Preferred Shares issued by FCE Ltd. provide rights to the holder, Enbridge Inc. (“Enbridge”), which could negatively impact us.

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

We are also required to issue common stock to the holder of the Series 1 Preferred Shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 Preferred Shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $1.30 (our common stock closing price on July 31, 2018), and an exchange rate of U.S. $1.00 to Cdn. $1.30 (exchange rate on July 31, 2018) at the time of conversion, we would be required to issue approximately 2,762,104 shares of our common stock.

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

We may not be able to make cash payments to redeem the Series C Preferred Shares and the Series D Preferred Shares.

We have the obligation to make bimonthly redemption payments on the Series C Preferred Shares and Series D Preferred Shares commencing on November 1, 2017 and December 1, 2018, respectively. These mandatory redemption payments may each be made, at our option, in cash or in shares of our common stock or in a combination of cash and shares of our common stock, except that our right to make payment in shares of common stock is dependent upon our satisfying certain equity conditions. Among other things, these equity conditions include our continued listing on The Nasdaq Global Market or another permitted exchange and our stock maintaining certain minimum average prices and trading volumes during the applicable measurement period. If we cannot satisfy the equity conditions, we will not be able to make our bimonthly mandatory redemption payments in stock, and we would be forced to make such bimonthly payments in cash. We may not have sufficient cash resources at the applicable time to make those cash payments, or to make such cash payments in full. In addition, certain such cash payments may not permitted under the terms of our existing or future indebtedness or may cause us to fail to satisfy financial maintenance covenants.

Further, any failure to pay any amounts due to the holders of the Series C Preferred Shares and/or the Series D Preferred Shares, as well as certain other “triggering events,” including, without limitation, our failure to timely deliver shares, our suspension of trading, our failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Series C Preferred Shares and Series D Preferred Shares, and breaches of certain covenants that are not timely cured, where a cure period is permitted, would permit the holders of the Series C Preferred Shares and/or Series D Preferred Shares (as applicable) to require us to redeem such Series C Preferred Shares and/or Series D Preferred Shares (as applicable), in cash at a price equal to the greater of (i) 125% of the stated value of the Series C Preferred Shares or Series D Preferred Shares being redeemed, as the case may be, plus accrued dividends, if any, and (ii) the market value of the number of shares issuable on conversion of the Series C Preferred Shares or Series D Preferred Shares, as the case may be, valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date we make the redemption payment. However, if we are actually delisted from The Nasdaq Global Market, without obtaining a listing on another national securities exchange, it would constitute a “triggering event” under the Series C Certificate of Designations and Series D Certificate of Designation and would also cause a failure of the equity conditions that must be satisfied in order for us to make redemptions payments in shares of our common stock. Thus, if we fail to maintain trading or listing, as applicable, or if for any other reason we are required to repurchase the Series C Preferred Shares and/or the Series D Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment, and such an acceleration could have a material adverse effect on our business, results of operations and financial condition.

The Series B Preferred Stock, Series C Preferred Shares and Series D Preferred Shares rank senior to our common stock with respect to payments upon liquidation, dividends, and distributions.

The rights of the holders of the Series B Preferred Stock, Series C Preferred Shares and Series D Preferred Shares rank senior to the obligations to our common stockholders. Upon our liquidation, the holders of Series B Preferred Stock are entitled to receive $1,000.00 per share plus all accumulated and unpaid dividends. Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including our Series C Preferred Shares, our Series D Preferred Shares, and shares of our common stock. Upon our liquidation, the holders of Series C Preferred Shares are entitled to receive an amount per Series C Preferred Share equal to the greater of (A) the stated value thereof on the date of such payment, plus accrued dividends, if any and (B) the amount per share such holder would receive if such holder converted such Series C Preferred Shares into common stock immediately prior to the date of such payment. Upon our liquidation, the holders of Series D Preferred Shares are entitled to receive an amount per Series D Preferred Share equal to the greater of (A) the stated value thereof on the date of such payment, plus accrued dividends, if any and (B) the amount per share such holder would receive if such holder converted such Series D Preferred Shares into common stock immediately prior to the date of such payment. Further, the holders of Series C Preferred Shares and Series D Preferred Shares have the right to participate in any payment of dividends or other distributions made to the holders of common stock to the same extent as if they had converted such preferred shares. The existence of senior securities such as the Series B Preferred Stock, Series C Preferred Shares and Series D Preferred Shares could have an adverse effect on the value of our common stock.

Holders of the Series C Preferred Shares and Series D Preferred Shares have rights that may restrict our ability to operate our business.

Under the Series C Certificate of Designations and Series D Certificate of Designation, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Series C Preferred Shares and Series D Preferred Shares with redemption occurring after the maturity date of the Series C Preferred Shares and Series D Preferred Shares, and our ability to incur certain indebtedness. Such restrictions may have an adverse effect on our ability to operate our business while the Series C Preferred Shares and Series D Preferred Shares are outstanding.

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of or redemption payments under the Series C Preferred Shares and Series D Preferred Shares.

The issuance of common stock as mandatory redemption payments or upon conversion of some or all of the Series C Preferred Shares and/or Series D Preferred Shares will dilute the ownership interests of existing holders of shares of our common stock. As of July 31, 2018, the aggregate outstanding liquidation preference of the Series C Preferred Shares totaled $11.7 million. If this amount was converted into our common stock at its initial conversion price of $1.84, we would have issued 6,348,401 shares of common stock upon their conversion (without giving effect to any limitation on conversions). If this amount is converted into our common stock at the adjusted conversion price of  $1.50, which adjusted conversion price became effective on August 27, 2018 in connection with the offering of our Series D Preferred Stock, we would issue 7,787,372 shares of common stock upon conversion (without giving effect to any limitation on conversions). This excludes the effect of any common stock we may issue in lieu of paying bimonthly redemption amounts in cash, which may be made at a price lower than the conversion price. The conversion price of the Series C Preferred Shares is adjustable based on certain events, including in the event of a triggering event and in the event we effect a stock split, combination or similar transaction, to reflect the proportionate (adjusted) trading prices of our common stock before and after the effective date.

If the initial aggregate stated value of the Series D Preferred Shares is converted into our common stock at its initial conversion price, we would issue 22,231,884 shares of common stock upon conversion (without giving effect to any limitation on conversions). This excludes the effect of any common stock we may issue in lieu of paying bimonthly redemption amounts in cash, which may be made at a price lower than the initial conversion price. The initial conversion price of the Series D Preferred Shares is adjustable based on certain events, including in the event of a triggering event (as defined in the Series D Certificate of Designation), in the event we effect a stock split, combination or similar transaction, to reflect the proportionate (adjusted) trading prices of our common stock before and after the effective date, in the event we issue shares pursuant to our At Market Issuance Sales Agreement with B. Riley FBR, Inc. and Oppenheimer & Co., Inc. dated June 13, 2018, and in the event we issue any securities that are deemed variable price securities (as defined in the Series D Certificate of Designation).

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2018 – May 31, 2018	1,861	$1.83	—	—
June 1, 2018 – June 30, 2018	—	$—	—	—
July 1, 2018 – July 31, 2018	4,141	$1.33	—	—
Total	6,002	$1.48	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION
(a)	None.
(b)	None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1

Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of FuelCell Energy, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2018).

3.2	Certificate of Incorporation of the Company, as amended, July 12, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 1999).
3.3

Certificate of Amendment of the Certificate of Incorporation of the Company, dated October 31, 2003 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K dated November 3, 2003).

3.4

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

3.7

Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 5, 2012 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K dated January 12, 2017).

3.8

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

3.10

Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 7, 2017 (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the period ending April 30, 2017).

3.11

Certificate of Amendment of the Certificate of Incorporation of the Company, dated December 14, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 14, 2017).

3.12	Certificate of Designations for the Company’s Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 5, 2017).
4.1	Specimen Series D Convertible Preferred Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 27, 2018).
10.1

At Market Issuance Sales Agreement among FuelCell Energy, Inc., B. Riley FBR, Inc. and Oppenheimer & Co. Inc., dated June 13, 2018. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2018).

10.2

Fourth Amendment to Loan and Security Agreement, dated August 29, 2018, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2018).

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

FUELCELL ENERGY, INC.
(Registrant)

September 6, 2018	/s/ Michael S. Bishop
Date	Michael S. Bishop Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)