Form 10-K
period 2018-10-31
FUELCELL ENERGY INC
filed 2019-01-10
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

As of April 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $156,140,974 based on the closing sale price of $1.86 as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 4, 2019
Common Stock, $0.0001 par value per share	103,898,960

DOCUMENT INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 2019	Part III

FUELCELL ENERGY, INC.

PART I

Item 1.	BUSINESS

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

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, the risks contained under Item 1A - Risk Factors of this report and the following:

•	general risks associated with product development and manufacturing,
•	general economic conditions,
•	changes in the utility regulatory environment,
•	changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants,
•	potential volatility of energy prices,
•	availability of government subsidies and economic incentives for alternative energy technologies,
•	our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations,
•	rapid technological change,
•	competition,
•	our dependence on strategic relationships,
•	market acceptance of our products,
•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States,
•	factors affecting our liquidity position and financial condition,
•	government appropriations,
•	the ability of the government to terminate its development contracts at any time,
•	the ability of the government to exercise “march-in” rights with respect to certain of our patents,

•	recent developments with POSCO Energy, which may limit our efforts to access the South Korean and Asian markets and could expose us to costs of arbitration or litigation proceedings,
•	our ability to implement our strategy,
•	our ability to reduce our levelized cost of energy and our cost reduction strategy generally,
•	our ability to protect our intellectual property,
•	litigation and other proceedings,
•	the risk that commercialization of our products will not occur when anticipated,
•	our need for and the availability of additional financing,
•	our ability to generate positive cash flow from operations,
•	our ability to service our long-term debt,
•	our ability to increase the output and longevity of our power plants, and
•	our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

We cannot assure you that:

•	we will be able to meet any of our development or commercialization schedules,
•	any of our new products or technology, once developed, will be commercially successful,
•	our existing SureSource power plants will remain commercially successful,
•	the government will appropriate the funds anticipated by us under our government contracts,
•	the government will not exercise its right to terminate any or all of our government contracts, or
•	we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

The forward-looking statements contained herein speak only as of the date of this report and readers are cautioned not to place undue reliance on these forward-looking statements. Except for ongoing obligations to disclose material information under the federal securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

Power Purchase Agreement (“PPA”) - A Power Purchase Agreement is a contract that enables a power user to purchase energy under a long-term contract where the user agrees to pay a predetermined rate for the kilowatt-hours delivered from a power generating asset while avoiding the need to own the equipment and pay the upfront capital cost.  The PPA rate is typically fixed (with an escalation clause tied to a consumer price index or similar index), or pegged to a floating index that is on par with or below the current electricity rate being charged by the local utility company, and is typically for a term of 10 to 20 years.

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

Solid Oxide Fuel Cell (“SOFC”) - Solid Oxide Fuel Cells are electrochemical cells with a non-porous ceramic material as the electrolyte. SOFCs operate at high temperatures (slightly higher than carbonate fuel cells) eliminating the need for costly precious-metal catalysts, thereby reducing cost. Like carbonate fuel cells, the high operating temperature enables internal reforming of the hydrogen rich fuel source.

Sulfur Oxide (“SOx”) - Sulfur oxide refers to any one of the following: sulfur monoxide, sulfur dioxide (“SO2”) and sulfur trioxide. SO2 is a byproduct of various industrial processes. Coal and petroleum contain sulfur compounds, and generate SO2 when burned.  SOx compounds are particulate and acid rain precursors.

Overview

Our mission and purpose is to utilize our state-of-the-art fuel cell power plants to provide environmentally responsible solutions for various applications such as utility-scale and on-site power generation, carbon capture, local hydrogen production for both transportation and industry, and long duration energy storage. Our systems cater to the needs of customers across several industries, including utility companies, municipalities, universities, government entities and a variety of industrial and commercial enterprises.  With more than 8.0 million megawatt hours of ultra-clean power produced, FuelCell Energy is a global leader in designing, manufacturing, installing, operating and maintaining environmentally responsible fuel cell distributed power solutions.

We provide comprehensive turn-key power generation solutions to our customers, including power plant installation, operations and maintenance under multi-year power purchase and service agreements. We both develop projects as well as sell equipment directly to customers, providing either a complete solution of engineering, installing and servicing the fuel cell power plant, or selling the power plant equipment and providing long-term maintenance only.  We offer to arrange financing structures that enable power users to benefit from the multitude of advantages of clean onsite power while avoiding an up-front capital investment. Utilizing long-term power purchase agreements (PPAs) or lease structures, the end-user of the power hosts the installation and only pays for power as it is delivered. For projects that we develop, the end user of the power typically enters into a PPA, and we have the option to either identify a project investor to purchase the power plant and assume the PPA, or retain the project and recognize electricity revenue ratably over the term of the PPA.  We target large-scale power users with our megawatt-class installations.  To provide a frame of reference, one megawatt is adequate to continually power approximately 1,000 average sized U.S. homes.  Our customer base includes utility companies, municipalities, universities, hospitals, government entities and a variety of industrial and commercial enterprises. Our leading geographic markets are the United States and South Korea, and we are pursuing expanding opportunities in other countries around the world.

Our value proposition is to enable economic returns with clean, affordable, reliable and resilient fuel cell power plants that supply power where consumed. Our products can also be configured for carbon capture, energy recovery and storage applications.  Our solutions are easy-to-site in populated areas as they are clean, operate quietly and without vibrations, and have only modest space requirements.  Fuel cells use an electrochemical process to convert a fuel source into electricity and heat in a highly efficient process that emits virtually no pollutants as the fuel is not burned, generating power that is almost wholly absent of criteria pollutants such as NOx that causes smog, SOx that contributes to acid rain, and particulate matter that can aggravate asthma.  Locating power generation near the point of use reduces reliance on the transmission grid, leading to enhanced energy security and power reliability.  Utilities can minimize or even avoid the cost of transmission or other infrastructure by adopting distributed generation, which saves their customers the cost of installing and maintaining transmission and also avoids the losses associated with transmitting electricity over great distances.  Our power plants provide electricity priced competitively to grid-delivered electricity in certain high cost regions, and our strategy is to continue to reduce costs, which we believe will lead to wider adoption.

FuelCell Energy was founded as a New York corporation headquartered in Connecticut in 1969 as an applied research organization, providing contract research and development.  The Company went public in 1992 and reincorporated in Delaware in 1999.  We began selling stationary fuel cell power plants commercially in 2003.  Today, we develop turn-key distributed power generation solutions, operating and providing comprehensive service for the life of the power plant.

Business Strategy

Central to our overall business strategy are four main areas of focus: (1) executing on our backlog and new project awards, (2) growing our generation portfolio, (3) competing for and winning new business around the world, and (4) developing and commercializing our carbon capture, distributed hydrogen and long duration energy storage solutions. We plan to continue to grow our generation portfolio in an effort to drive additional recurring revenue and profitability to complement our project sale model. We also intend to expand our domestic U.S. presence with our “Energy as a Service” model, under which we deliver energy to the customer under a PPA, as there are signs of acceleration of the adoption of distributed generation fuel cells owned by utilities in the U.S. under this model.  Lastly, the products under development in our Advanced Technologies group have great market potential, and we expect to commercially deploy these products over the next several years.

Our business model involves full life-cycle management of our projects and fuel cell solutions, from design through operation and maintenance. Our solutions employ a common core fuel cell technology, allowing our common product design to target global markets including on-site and utility-scale projects for the supply, recovery and storage of energy.  We selectively utilize strategic business alliances and collaboration agreements for market development, financing and cost reductions.  Our extensive intellectual property portfolio consists of patents, trade secrets and collective experience, which acts as a foundation for expanding and maximizing our solutions portfolio.  Our business model is based on multiple revenue streams, including power plant and component sales; engineering, procurement and construction (“EPC”) revenue; royalty and license revenue; recurring service revenue, including long-term service agreements; recurring electricity sales under PPAs and tariffs for projects we retain in our generation portfolio; and revenue from public and private industry research contracts under Advanced Technologies.

Market Adoption

We target vertical markets and geographic regions that value clean distributed generation, are located where there are high energy costs, and are aligned with regulatory frameworks that harmonize energy, economic and environmental policies.  Our business model addresses all three of these policy areas with highly efficient and affordable distributed generation that delivers de-centralized power in a low-carbon, virtually pollutant-free manner. Geographic markets that meet these criteria and where we are already well established include South Korea, the Northeast U.S. and California.  We have also installed and operated plants in Europe and Asia, in addition to North America. We selectively develop strategic business relationships with some of the leading energy and power generation companies in our target markets to facilitate demand and deploy our projects. While the Company has made significant progress with reducing costs and creating markets since the commercialization of our products in 2003, we face two primary challenges in growing the adoption of our distributed power generation solutions.  These are (1) the need to further reduce the total cost of ownership, and (2) the continued education and acknowledgment of the value that our solutions provide.  The business model for the generation and delivery of electricity for over a century has been central generation, which is large-scale power generation in distant locations away from urban areas with transmission and distribution to the end users.  Distributed generation enhances existing utility models and it is being embraced in an increasing number of markets to improve grid operations.

We work with utilities and power generators to demonstrate how our solutions complement central generation by incrementally adding clean power generation when and where needed.  One example of this is a 40 megawatt fuel-cell only solicitation by Long Island Power Authority (“LIPA”) to address load pockets or power needs in specific areas of its service territory.  LIPA operates in an area with high population density, scarce and expensive land, the need for resiliency to ensure power during storms, and vocal citizens that may not welcome new transmission lines in their neighborhoods.  The structure of the program reflected the unique value drivers of fuel cells to cleanly, efficiently and economically supply power where it is needed, which for LIPA is near existing electrical substations.  LIPA awarded the entire 40 MW solicitation to FuelCell Energy through a competitive bidding process after a review of more than 375 MW of proposals from multiple developers.

Fuel Cell Power Plant Ownership Structures

In the United States, historically customers or developers generally purchased our fuel cell power plants outright.  As the size of our fuel cell projects has grown and availability of project capital has improved, project structures have transitioned to predominantly PPAs, which is what we refer to as the “Energy as a Service” model.  Under a PPA, the end-user of the power commits to purchase power as it is produced for an extended period of time, typically 10 to 20 years.  Examples of actual end-users that have previously entered into PPAs include universities, a pharmaceutical company, hospitals and utilities.  A primary advantage for the end-user is that it does not need to commit its own capital or own a power generating asset, yet it enjoys the multiple benefits of fuel cell power generation.

Once the PPA is executed, construction of the fuel cell project can begin.  At or around COD, the project may be sold to a project investor or retained by the Company.  If the project is sold, revenue from the product sale is recognized.  If the project is retained, electricity sales are recognized monthly over the term of the PPA. We report the financial performance of retained projects as generation revenue and income. Our decision to retain certain projects is based in part on the recurring, predictable cash flows these projects can offer to us, the proliferation of power purchase agreements in the industry and the potential access to capital.  Retaining PPAs affords the Company the full benefit of future cash flows under the PPAs, which are higher than if we sell the projects.  As of October 31, 2018, our operating portfolio of retained projects totaled 11.2 MW with an additional 83.1 MW under development or construction.  The Company plans to continue to grow this portfolio in a balanced manner while also selling projects to investors when that presents the best value and opportunity for the Company’s capital. In furtherance of the asset ownership “Energy as a Service” model, the Company, through its subsidiary FuelCell Energy Finance, LLC, on October 31, 2018, signed a Membership Interest Purchase Agreement with Dominion Generation, Inc. (“Dominion”) to reacquire the 15 MW Bridgeport fuel cell park project. The Company is currently working to arrange financing to close the transaction with Dominion.

Levelized Cost of Energy

Our fuel cell projects deliver power at a rate comparable to pricing from the grid in our targeted markets.  Policy programs that help to support adoption of clean distributed power generation often lead to below-grid pricing.  We measure power costs by calculating the Levelized Cost of Energy (“LCOE”) over the life of the project.

There are several primary elements to LCOE for our fuel cell projects, including (1) capital cost, (2) operations and maintenance, (3) fuel, and (4) cost of capital.  Given the level of integration in our business model of manufacturing, installing and operating fuel cell power plants, there are multiple areas and opportunities for cost reductions. We are actively managing and reducing costs in all four LCOE areas as follows:

•

Capital Cost - Capital costs of our projects include costs to manufacture, install, interconnect, and complete any on-site application requirements such as configuring for a micro-grid and/or heating and cooling applications.  We have reduced the product cost of our megawatt-class power plants by more than

60% from the first commercial installation in 2003 through our ongoing product cost reduction program, which involves every aspect of our business including engineering, procurement and manufacturing.  Further cost reductions will be primarily obtained from higher production volumes which will lead to reductions in the per-unit cost of materials purchased, supported by continued actions with engineering and manufacturing cost reductions.  On-site, our experienced EPC team has substantial experience in working with contractors and local utilities to safely and efficiently execute our projects and we expect continued cost reduction in this area with additional experience and continued transition to multi-MW fuel cell parks. Larger projects offer scale and the opportunity to consolidate systems and reduce costs. In addition to these cost reduction efforts, our technology roadmap includes plans to increase the output of our power plants which will add further value for our customers and reduce LCOE.

•

Operations and Maintenance - We remotely monitor, operate, and maintain the fuel cell power plants to optimize performance and meet or exceed expected operating parameters throughout the plants’ operational life. Operations and maintenance (“O&M”) is a key driver for power plants to deliver on projected electrical output and revenue.  Many of our service agreements and PPAs include guarantees for system performance levels, including electrical output. Customers benefit from predictable savings and financial returns over the life of the contract, while minimizing risk.  Each model of our SureSource power plants has a design life of 25 to 30 years. The fuel cell modules, with a 5 to 7-year cell design life, go through periodic replacement, while the balance of plant (“BOP”) systems, which consist of conventional mechanical and electrical equipment, are maintained over the plant life. The price for planned periodic fuel cell stack replacements is included in our service agreements.  We expect to continually drive down the cost of O&M with an expanding fleet which will leverage our investments in this area.  Additionally, we have completed the development of fuel cells that have a longer life, which will reduce O&M costs by increasing our scheduled module replacement period to seven years.

•

Fuel - Our fuel cells directly convert chemical energy (fuel) into electricity, heat, water, and in certain configurations, other value streams such as high purity hydrogen.  Our power plants can operate on a variety of existing and readily available fuels, including natural gas, renewable biogas, directed biogas and propane.  The high efficiency of the fuel cell results in low carbon dioxide (“CO2”) emissions when using fossil fuels such as natural gas or propane, and because of our fuel flexibility our systems are essentially carbon neutral when operating on biogas fuels. Our SureSource power plants deliver electrical efficiencies of 47%, for systems targeting CHP applications and 60% efficiency for systems targeting electric-only applications such as grid support and data centers.  In a CHP configuration, our plants can deliver even higher system efficiency, depending on the application.  Considering utilized waste heat in CHP applications, total efficiency of systems using our power plants is typically 60% to 80% and can be as high as 90%.  These efficiencies compare to average US fossil fuel plant generation efficiency of about 40% with grid line losses.  Increasing electrical efficiency and reducing fuel costs is a key element of our operating cost reduction efforts.

•

Cost of Capital - Most of our MW-scale projects have historically been financed either by the energy user/off-taker that owns the asset or a project investor that owns the asset and sells energy to the off-taker.  We have responded to an evolving market with greater interest in the “Energy as a Service” PPA approach by end users of the power that prefer to avoid the up-front investment in power generation assets.  Our PPA projects create predictable recurring revenue that is not dependent on weather or the time of the day, investment tax credits, accelerated tax depreciation or other incentives. Credit risk is mitigated by contracting with customers with strong credit. In addition, we offer meaningful system-level output performance guarantees over the life of our projects. As a result, cost of capital for our projects has declined over time, partially due to our operating experience.  With continued execution, we expect to continue to attract project finance capital, and with financial and project performance credibility continuing to improve, we expect to achieve reductions in risk premiums leading to lower financing costs.

An additional factor that benefits fuel cells when comparing LCOE to other forms of power generation is that our solutions provide delivered electricity that minimizes or even avoids the costs of transmission.

When comparing LCOE across different forms of power generation, transmission needs to be considered in the evaluation.  Power generation far from where the power is used requires transmission, which is a cost to ratepayers and is inefficient due to line losses of power in the transmission process. Transmission systems are also more vulnerable to storm-related and other interruptions than locally-generated energy.

We believe that our strong business model and strategy, demonstrated project development and execution, plant operating performance, and strategic relationships will support accelerated adoption of our fuel cell solutions.

Markets

Vertical Markets

Access to clean, affordable and reliable power defines modern lifestyles.  The ability to provide power cleanly and efficiently is taking on greater importance and urgency in many regions of the world.  Central generation and its associated transmission and distribution grid are difficult to site, costly, prone to interruption and generally take many years to permit and build.  Some types of power generation that were widely adopted in the past, such as nuclear power, are no longer welcome in certain regions.  The cost and impact to public health and the environment of pollutants and greenhouse gas emissions impact the siting of new power generation.  The attributes of SureSource power plants address these challenges by providing virtually particulate emission-free power and, where desired, thermal energy at the point of use in a highly efficient process that is affordable to consumers.

Our solutions are installed on both sides of the electric meter, meaning that we serve on-site markets supplying power directly to the end user, as well as utility-scale projects that supply power to the electric grid.  We target seven distinct markets including:

(1)	Utilities and Independent Power Producers,
(2)	Industrial and Process applications,
(3)	Education and Health care,
(4)	Data Centers and Communication,
(5)	Wastewater treatment,
(6)	Government, and
(7)	Commercial and Hospitality.

The Utilities and Independent Power Producers segment is our largest vertical market with customers that include utilities on the East and West coasts of the United States, such as Avangrid Holdings (NYSE: AGR) and Long Island Power & Light. In Europe, utility customers include E.ON Connecting Energies (DAX: EOAN), one of the largest utilities in the world, and Switzerland-based ewz.  In Korea, we are contracted to operate and maintain a 20 MW plant for Korea Southern Power Company (“KOSPO”).

Our SureSource power plants are producing power for a variety of industrial, commercial, municipal and government customers, including manufacturing facilities, pharmaceutical processing facilities, universities, healthcare facilities and wastewater treatment facilities.  These institutions desire efficient, ultra-clean continuous power to reduce operating expenses, reduce greenhouse gas emissions and avoid pollutant emissions to meet their sustainability goals.  Combined heat and power fuel cell applications further support economic and sustainability initiatives by minimizing or avoiding the use of combustion based boilers for heat.

Our products are fuel flexible, utilizing clean natural gas and renewable biogas generated by the customer on-site or directed biogas generated at a distant location and transported via the existing common carrier gas pipeline network.  In addition, we have demonstrated other fuel sources including coal syngas and propane.

As intermittent renewable technologies such as wind and solar power are deployed more widely, the need for a clean, continuous power generation that complements and balances these sources becomes greater to maintain grid stability and consistent power supply for on-site applications.  Our installed base includes a number of locations where our customers use SureSource plants for meeting power needs that complements intermittent wind and/or solar power generation.

Our fuel cell solutions are well suited for micro-grid applications, either as the sole source of power generation, or integrated with other forms of power generation.  We have fuel cells operating as micro-grids at universities and municipalities, including one university micro-grid owned by Clearway Energy and a municipal-based micro-grid owned by Avangrid.  For the municipal-based system, under normal operation, the fuel cell supplies power to the grid.  If the grid is disrupted, the fuel cell plant will automatically disconnect from the grid and power a number of critical municipal buildings. Heat from this fuel cell plant is used by the local high school.

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

Products

Our core fuel cell products offer ultra-clean, highly efficient power generation for customers, including the 1.4 MW SureSource 1500TM, the 2.8 MW SureSource 3000TM, and the 3.7 MW SureSource 4000TM.  The plants are scalable for multi-megawatt utility applications or on-site CHP generation for a broad range of applications.  We provide a comprehensive and complete turn-key fuel cell project that includes project development, EPC services, and O&M, as well as arranging financing structures that enable customers to benefit from the advantages of clean power while avoiding an up-front capital investment.

Our proprietary carbonate fuel cell technology generates electricity directly from a fuel, such as natural gas or renewable biogas, by reforming the fuel inside the fuel cell to produce hydrogen. This internal “one-step” reforming process results in a simpler, more efficient, and cost-effective energy conversion system compared with external reforming fuel cells.  Additionally, natural gas has an established infrastructure and is readily available in our existing and target markets compared to some types of fuel cells that require high purity hydrogen. Our fuel cells operate at approximately 1,100° F. An advantage of high temperature fuel cells is that they do not require the use of precious metal electrodes required by lower temperature fuel cells, such as proton-exchange membrane (“PEM”) fuel cells.  As a result, we are able to use less expensive and readily available industrial metals as catalysts for our fuel cell components.

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

•

Utility Grid Support: The SureSource power plants are scalable, which enables siting multiple fuel cell power plants together in a fuel cell park.  Fuel cell parks enable utilities to add clean and continuous multi-megawatt power generation when and where needed and enhance the resiliency of the electric grid by reducing reliance on large central generation plants and the associated transmission grid.  Consolidating certain steps for multiple plants, such as fuel processing, reduces the cost per megawatt hour for fuel cell parks compared to individual fuel cell power plants.  Fuel cell park examples include a five plant, 14.9 MW fuel cell park in Bridgeport, Connecticut that is supplying the electric grid, and multiple fuel cell parks in South Korea in excess of 10 MW each that supply power to the electric grid and high quality heat to district heating systems.  By producing power near the point of use, our fuel cells help to ease congestion of the electric grid and can also enable the smart grid via distributed generation combined with continuous monitoring and operation by our service organization. Thus, our solutions can avoid or reduce investment in new central generation and transmission infrastructure which is costly, difficult to site and expensive to maintain. Deploying our SureSource power plants throughout a utility service territory can also help utilities comply with government-mandated clean energy regulations and meet air quality standards.  Examples of fuel cells parks located throughout a utility service territory to avoid costly transmission include the three LIPA projects to be built totaling 39.8 MW. Our products can be part of a total power generation solution with our high efficiency products providing continuous power, and can be combined with intermittent power generation, such as solar or wind, or less efficient combustion-based equipment that provides peaking or load following power.

•

Higher Electrical Efficiency - Multi-Megawatt Applications:  The SureSource 4000 is designed to extract more electrical power from each unit of fuel with electrical efficiency of approximately 60% and targets applications with large load requirements and limited waste heat utilization such as utility/grid support or data centers.  This 3.7 MW plant is configured with a series of three fuel cell modules that operate in sequence, yielding a higher electrical efficiency than the standard SureSource 3000 configuration of two fuel cell modules operating in parallel.  The heat energy and unused hydrogen from two fuel cell modules is supplied to the third module, enhancing overall electrical efficiency.

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

•

Micro-grid: The SureSource plants can also be configured as a micro-grid, either independently or with other forms of power generation.  We have multiple examples of our solutions operating within micro-grids, some individually and some with other forms of power generation.

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

•

Carbon Capture:  The SureSource CaptureTM system separates CO2 from the flue gases of natural gas, biomass or coal-fired power plants or industrial facilities while producing ultra-clean power. Exhaust flue gas from the coal/biomass/gas plant or industrial facility is supplied to the fuel cell, which extracts and purifies the CO2 in the flue gas as part of the fuel cell power generation process.  Carbon capture systems can be implemented in increments, starting with as little as 5% capture with no appreciable change in the cost of power and with minimal capital outlay.  Our solution generates a return on capital resulting from the fuel cell's production of electricity rather than an increase in operating expense required by other carbon capture technologies, and can extend the life of existing power plants, enabling low carbon utilization of domestic coal and gas resources.  During 2018, the Company completed the first phase design and engineering of the first carbon capture configured SureSource 3000 power plant, planned to be located at a mixed coal/gas fired power station owned by a subsidiary of Southern Company.  The project was partially funded by the U.S. Department of Energy (“DOE”) and ExxonMobil. The Company is working to secure the funding to move to the second phase of the project, which includes construction of the carbon capture fuel cell plant.

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

	Emissions (Lbs. Per MWh)
	NOX	SO2	PM	CO2	CO2 with CHP
Average U.S. Fossil Fuel Plant	0.48	2.6	0.08	1,533	NA
Microturbine (60 kW)	0.44	0.008	0.09	1,596	520 - 680
Small Natural Gas Turbine	1.15	0.008	0.08	1,494	520 - 680
SureSource - natural gas	0.01	0.0001	0.00002	940	520 - 680
SureSource 4000 High Efficiency Plant	0.01	0.0001	0.00002	740	520 - 680
SureSource - utility scale carbon capture	0.01	0.0001	0.00002	80	n/a
SureSource - renewable biogas	0.01	0.0001	0.00002	< 0	< 0

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

Manufacturing and Service Facilities

We design and manufacture the core SureSource fuel cell components that are stacked on top of each other to build a fuel cell stack.  For MW-size power plants, four fuel cell stacks are combined to build a fuel cell module.  To complete the power plant, the fuel cell module or modules are combined with the BOP.  The mechanical BOP processes the incoming fuel such as natural gas or renewable biogas and includes various fuel handling and processing equipment such as pipes and blowers. The electrical BOP processes the power generated for use by the customer and includes electrical interface equipment such as an inverter.  The BOP components are either purchased directly from suppliers or the manufacturing is outsourced based on our designs and specifications.  This strategy allows us to leverage our manufacturing capacity, focusing on the critical aspects of the power plant where we have specialized knowledge, expertise and possess extensive intellectual property.  BOP components are shipped directly to a project site and are then assembled with the fuel cell module into a complete power plant.

We operate a 167,000 square-foot manufacturing facility in Torrington, Connecticut where we produce the individual cell packages and assemble the fuel cell modules. This facility also houses our global service center. It is expected that, in early fiscal year 2019, our completed modules will be conditioned in Torrington as well, and shipped directly to customer sites, rather than first being shipped to our Danbury, Connecticut location for conditioning as in the past. This recent relocation of conditioning activities to the Torrington, Connecticut factory location improves the cost and efficiency of the final manufacturing process.  Annual capacity (module manufacturing, final assembly, testing and conditioning) is 100 MW per year, with full utilization under the Torrington facility’s current configuration.  The Torrington facility is sized to accommodate annual production capacity of 200 MW per year.

The expansion of the Torrington facility has enabled the consolidation of warehousing and service facilities, which has resulted in reduced leasing expenses.  The additional space is also expected to lead to additional manufacturing efficiencies by providing the needed space to re-configure the manufacturing lines without interrupting production.  As demand supports, a second phase will be undertaken to add manufacturing equipment to increase annual capacity to 200 MW.  The State of Connecticut had previously extended two low interest long term loans to us (one for each of the two phases) and up to $10.0 million of tax credits.  Each loan was anticipated to be $10.0 million, with an interest rate of 2.0% and a term of 15 years.  Originally, up to 50% of the principal was forgivable if certain job creation and retention targets are met.  We previously received the proceeds of the first $10 million loan to support the first phase of the expansion and have received extensions from the State of Connecticut to meet the required job targets.

The Torrington production and service facility and the Danbury corporate headquarters and research and development facility are ISO 9001:2015 and ISO 14001:2015 certified and our Field Service Operations (which maintains the installed fleet of our plants) is ISO 9001:2015 certified, reinforcing the tenets of the FuelCell Energy Quality Management System and our core values of continual improvement and commitment to quality and environmental stewardship.

We have a manufacturing and service facility in Taufkirchen, Germany that has the capability to perform final module assembly for up to 20 MW per year of sub-megawatt fuel cell power plants for the remaining sub-megawatt fuel cell power plants in the European market. Our European service activities are also operated out of this location. Our operations in Europe are certified under both ISO 9001:2015 and ISO 14001:2015.

Raw Materials and Supplier Relationships

We use various commercially available raw materials and components to construct a fuel cell module, including nickel and stainless steel, which are key inputs to our manufacturing process. Our fuel cell stack raw materials are sourced from multiple vendors and are not considered precious metals.  We have a global integrated supply chain.  While we manufacture the fuel cell module in our Torrington facility, the electrical and mechanical BOPs are assembled by and procured from several suppliers. All of our suppliers must undergo a qualification process. We continually evaluate and qualify new suppliers as we diversify our supplier base in our pursuit of lower costs and consistent quality. We purchase mechanical and electrical BOP componentry from third party vendors, based on our own proprietary designs.

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

Services and Warranty Agreements

We offer a comprehensive portfolio of services, including engineering, project management and installation, and long-term operating and maintenance programs, including trained technicians that remotely monitor and operate our plants around the world, 24 hours a day and 365 days a year.  We employ field technicians to service the power plants and maintain service centers near our customers to ensure high availability of our plants.  For all operating fuel cell plants not under a PPA, the customers purchase service agreements, some of which have terms of up to 20 years. Pricing for service contracts is based upon the markets in which we compete and includes all future maintenance and fuel cell module exchanges.  Each model of our SureSource power plants has a design life of 25 to 30 years. The fuel cell modules, with a 5 to 7-year cell design life, go through periodic replacement, while the BOP systems, which consist of conventional mechanical and electrical equipment, are maintained over the plant life.

Under the typical provisions of both our service agreements and PPAs, we provide services to monitor, operate and maintain power plants to meet specified performance levels. Operations and maintenance is a key driver for power plants to deliver their projected revenue and cash flows.  Many of our PPAs and service agreements include guarantees for system performance, including electrical output and heat rate. Should the power plant not meet the minimum performance levels, we may be required to replace the fuel cell module with a new or used replacement module and/or pay performance penalties.  The service aspects of our business model provide a recurring and predictable revenue stream for the Company.  We have committed future production for scheduled fuel cell module exchanges under service agreements and PPAs through the year 2038.  The pricing structure of the service agreements incorporates these scheduled fuel cell module exchanges and the committed nature of this production facilitates our production planning. Our goal is to optimize the power plants to meet expected operating parameters throughout their contracted service term.

In addition to our service agreements, we provide a warranty for our products for a specific period of time against manufacturing or performance defects. The warranty term in the U.S. is typically 15 months after shipment or 12 months after acceptance of our products.  We accrue for estimated future warranty costs based on historical experience.

License Agreements and Royalty Income; Relationship with POSCO Energy

We have historically relied on POSCO Energy Co., Ltd. (“POSCO Energy”) to develop and grow the South Korean and Asian markets for our products and services.

We record license fees and are entitled to receive royalty income from POSCO Energy related to manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012.  The Cell Technology Transfer Agreement ("CTTA"), executed in October 2012, provides POSCO Energy with the technology rights to manufacture SureSource power plants in South Korea and the right to sell power plants throughout Asia.  POSCO Energy built a cell manufacturing facility in Pohang, Korea which became operational in late 2015. Annual production capability is 100 MW and the building is sized to accommodate up to 200 MW of annual production.

In October 2016, the Company and POSCO Energy extended the terms of the 2007 and 2009 license agreements to be consistent with the term of the CTTA, which expires on October 31, 2027. The CTTA requires POSCO Energy to pay us a 3.0% royalty on POSCO Energy net product sales, as well as a royalty on scheduled fuel cell module replacements under service agreements for modules that were built by POSCO Energy and installed at plants in Asia under the terms of long term service agreements between POSCO Energy and its customers. In March 2017, we entered into a memorandum of understanding (“MOU”) with POSCO Energy to permit us to directly develop the Asian fuel cell business, including the right for us to sell SureSource solutions in South Korea and the broader Asian market. In June 2018, POSCO Energy advised us in writing that it was terminating the MOU effective July 15, 2018.  Pursuant to the terms of the MOU, notwithstanding its termination, we will continue to execute on sales commitments in Asia secured in writing prior to July 15, 2018. POSCO Energy has ceased communications with us.

On or about November 2, 2018, POSCO Energy served FuelCell Energy with an arbitration demand, initiating a proceeding to resolve various outstanding amounts between the companies. We have made counterclaims and believe we have valid defenses to the claims made by POSCO Energy. The Company does not currently expect the results of this arbitration to have a material adverse effect on the Company.

In light of recent developments with POSCO Energy, we are evaluating all of our options with respect to our relationship and agreements with POSCO Energy.

Advanced Technologies Programs (Third Party Funded Research and Development)

We undertake both privately-funded and public research and development to expand the markets for our power plants, reduce costs, and expand our technology portfolio in complementary high-temperature fuel cell systems. This research builds on our expertise and the versatility of our fuel cell power plants and contributes to the development of potentially new end markets for our commercial product solution portfolio. Our power plants can be configured to provide a number of value streams including clean electricity, high quality usable heat, hydrogen suitable for vehicle fueling or industrial purposes as well as a configuration to concentrate CO2 from coal, biomass and natural gas fired power plants and industrial applications.  Our Advanced Technologies Programs are focused on commercializing solutions within three strategic areas: (1) carbon capture for emissions reduction and power generation; (2) distributed hydrogen production, compression, and recovery; and (3) SOFC/SOEC for stationary power generation and energy storage. The revenue and associated costs from government and third party sponsored research and development is classified as “Advanced Technologies contract revenues” and “Cost of Advanced Technologies contract revenues,” respectively, in our consolidated financial statements.

We have historically worked on technology development with various U.S. government departments and agencies, including the Department of Energy (DOE), the Department of Defense (DOD), the Environmental Protection Agency (EPA), the Defense Advanced Research Projects Agency (DARPA), the Office of Naval Research (ONR), and the National Aeronautics and Space Administration (NASA). Government funding, principally from the DOE, provided 8%, 9% and 8% of our revenue for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.

Significant commercialization programs on which we are currently working include:

Carbon Capture – Power generation and industrial applications are the source of two-thirds of the world’s carbon emissions. Coal and natural gas are abundant, low cost resources that are widely used to generate electricity in developed and developing countries, but burning these fuels, as well as burning biomass, results in the emission of criteria pollutants and CO2.  Cost effective and efficient carbon capture from power generation and industrial applications globally represents a large market because it could enable clean use of all available fuels. Our carbonate fuel cell technology separates and concentrates CO2 as a side reaction during the power generation process. Capturing CO2 as a side reaction while generating additional valuable power is an approach that could be more cost effective than other systems which are being considered for carbon capture.

We announced a five year agreement with ExxonMobil (NYSE: XOM) in 2016 to pursue research and development of fuel cell carbon capture for central generation gas-fired power plants. Research and development under that agreement has progressed and continues to progress at an accelerated pace. In 2018, we completed the design and engineering work for the installation of a megawatt-class carbon capture fuel cell power plant at a mixed coal/gas-fired power station owned by Alabama Power, a subsidiary of Southern Company.  This project was supported by an award from the DOE and ExxonMobil. The Company has been working to secure funding for the second phase of the project, which would include construction of the carbon capture fuel cell power plant.

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

Fueling Applications:  We previously announced a renewable hydrogen generation project under a hydrogen power purchase agreement with Toyota (NYSE: TM).  The multi-megawatt SureSource Hydrogen plant will be located at the Port of Long Beach, California and will use renewable directed biogas for fuel.  Toyota will purchase the hydrogen output of approximately 1,200 kg per day to fuel its fuel cell cars that arrive at the Port from overseas as well as fuel a Class 8 fuel cell truck located at the Port.  Toyota will also purchase a portion of the renewable electricity generated by the fuel cell, with the remainder of the electricity to be sold to the local utility under the California BioMAT program.

We previously demonstrated renewable hydrogen generation under a three year project at the Orange County Wastewater Treatment Facility in Irvine, California, utilizing renewable biogas to supply hydrogen for use in fuel cell vehicle fueling and to produce clean renewable electricity.  The demonstration was performed under a sub-contract to Air Products (NYSE: APD), with funding provided by the DOE, California Air Resources Board, South Coast Air Quality Management District, Orange County Sanitation District, and Southern California Gas Company.

SOFC/SOEC Development and Commercialization: We are working towards commercialization of solid oxide fuel cell technology to target long-duration storage applications utilizing hydrogen as an energy carrier and storage medium.  SOFC power plant design and manufacturing is complementary to our carbonate technology-based MW scale product line and affords us the opportunity to leverage our field operating history, existing expertise in power plant design, fuel processing and high volume manufacturing capabilities, and our existing installation and service infrastructure.  Additionally, the target market for storage applications is electric utilities, which is a market in which we are already active.

We perform SOFC/SOEC research and development at our Danbury facility as well as at our dedicated SOFC/SOEC facility in Calgary, Canada.  We are working under a variety of awards from the DOE for development and commercialization of both SOFC and SOEC.  We are currently installing a demonstration SOFC power plant at the Clearway Center in Pittsburgh, Pennsylvania.

We believe there are significant market opportunities for distributed hydrogen production, carbon capture, solid oxide fuel cell solutions and energy storage. The demonstration projects described above are steps on the commercialization road map as we leverage third-party resources and funding to accelerate the commercialization and realize the market potential for each of these solutions.

Company Funded Research and Development

In addition to research and development performed under research contracts, we also fund our own research and development projects including extending module life, increasing the power output of our modules and reducing the cost of our products.  Current initiatives include increasing the net power output of the fuel cell stacks to 375 kW from 350 kW.  We also recently launched our seven-year life stacks, which extended our stack life from five years to seven years. Greater power output and improved longevity are expected to lead to improved gross margin profitability on a per-unit basis for each power plant sold and improved profitability of service contracts, which will support expanding gross margins for the Company.

In addition to output and life enhancements, we designed and introduced the 3.7 megawatt SureSource 4000 configuration with increased electrical efficiency, and we continually invest in cost reduction and improving the performance, quality and serviceability of our plants. These efforts continually improve our value proposition.

Company-funded research and development is included in Research and development expenses (operating expenses) in our consolidated financial statements.  The total research and development expenditures in the consolidated statement of operations, including third party and Company-funded expenditures, are as follows:

	Years Ended October 31,
	2018	2017	2016
Cost of Advanced Technologies contract revenues	$10,360	$12,728	$11,879
Research and development expenses	22,817	20,398	20,846
Total research and development	$33,177	$33,126	$32,725

Backlog

The Company had a contract backlog totaling approximately $1.2 billion as of October 31, 2018 compared to $554.2 million as of October 31, 2017. As of October 31, 2018 and 2017, backlog included approximately $316.0 million and $182.3 million, respectively, of service agreements.  Generation backlog as of October 31, 2018 and 2017 was $839.5 million and $296.3 million, respectively.  Service and generation backlog as of October 31, 2018 had an average term of approximately 19 years weighted based on dollar backlog and utility service contracts up to twenty years in duration.  As of October 31, 2018, product sales backlog totaled approximately $1.0 thousand compared to $31.3 million as of October 31, 2017.  As of October 31, 2018, Advanced Technologies contracts backlog totaled $32.4 million, of which $15.9 million was funded and $16.5 million was unfunded, compared to $44.3 million as of October 31, 2017, of which $24.5 million was funded and $19.8 million was unfunded. Generally, our government research and development contracts are subject to the risk of termination at the convenience of the contracting agency.

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

Backlog represents definitive agreements executed by the Company and our customers. As of October 31, 2018, we also had project awards totaling between $600.0 million and $1.0 billion, depending on whether the projects are sold or retained as part of our generation portfolio.  Project awards referenced by the Company are notifications that the Company has been selected, typically through a competitive bidding process, to enter into definitive agreements. These awards have been publicly disclosed.  Negotiations are in process and if successfully completed, project awards will become backlog.

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

The following table illustrates the four principal types of fuel cells, highlighting typical market applications, industry estimates of the electrical efficiency, expected capacity range, and versatility for applications in addition to power generation:

	MW- Class	Sub-MW- Class		Micro CHP	Mobile
System Size Range	Carbonate (CFC)	Solid Oxide (SOFC)	Phosphoric Acid (PAFC)	PEM / SOFC	Polymer Electrolyte Membrane (PEM)
Plant size	1.4 MW - 3.7 MW	up to 300 kW	up to 440 kW	< 10 kW	5 - 100 kW
Typical Application	Utilities, Universities, Industrial	Commercial Buildings & “Big-Box” Retail Stores	Commercial Buildings & Grocery Stores	Residential and Small Commercial	Transportation
Fuel	Natural gas, On-site or Directed Biogas, Others	Natural Gas	Natural Gas	Natural Gas	Hydrogen
Advantages	High Efficiency, Scalable, Fuel Flexible & CHP	High Efficiency	CHP	Load Following & CHP	Load Following & Low Temperature
Electrical efficiency	43%-47 to 60%	41% - 65%	40% - 42%	25% - 35%	25% - 35%
Combined Heat & Power (CHP)	Yes, Steam & Chilling	Depends on Technology Used	Limited: Hot Water, Chilling	Suitable for Facility Heating	No
Carbon Capture	Yes	No	No	No	No
Distributed Hydrogen	Yes	Yes	No	No	No
Reversible for Storage	No	Yes	No	No	No

Competition

Our SureSource power plants compete in the marketplace for stationary distributed generation. In addition to different types of stationary fuel cells, some other technologies that compete in this marketplace include micro-turbines and reciprocating gas engines.

Several companies in the U.S. are engaged in fuel cell development, although we are the only domestic company engaged in manufacturing and deployment of stationary carbonate fuel cells. Other emerging fuel cell technologies (and the companies developing them) include small or portable PEM fuel cells (Ballard Power Systems, Plug Power, and increasing activity by numerous automotive companies including Toyota, Hyundai, Honda and GM), stationary phosphoric acid fuel cells (Doosan), stationary solid oxide fuel cells (Bloom Energy), and small residential solid oxide fuel cells (Ceres Power Holdings and Ceramic Fuel Cells Ltd.).  Each of these competitors with stationary fuel cell applications has the potential to capture market share in our target markets.

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

Our stationary fuel cell power plants compete against large scale solar and wind technologies, although we can complement solar and wind intermittency with the continuous power output of the fuel cells.  Solar and wind require specific geographies and weather profiles and require transmission for utility-scale applications as well as a significant amount of land compared to our fuel cell power plants, making it difficult to site MW-class solar and wind projects in urban areas, unlike our solutions.

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

The majority of states in the U.S. have enacted legislation adopting Clean Energy Standards (“CES”) or RPS mechanisms. Under these standards, regulated utilities and other load serving entities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible resources. CES and RPS legislation and implementing regulations vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s mandate, the definition of eligible clean and renewable energy resources, and the extent to which renewable energy credits (certificates representing the generation of renewable energy) qualify for CES or RPS compliance. Fuel cells using biogas qualify as renewable power generation technology in all of the CES and RPS states in the U.S., and ten states (Connecticut, Delaware, Indiana, New York, Ohio, Oklahoma, Pennsylvania, New Hampshire, West Virginia and Maine) and Puerto Rico specify that fuel cells operating on natural gas are also eligible for these initiatives in recognition of the high efficiency and low pollutants of fuel cells.  Massachusetts has also promulgated regulations that will qualify certain fuel cells under its Alternative Portfolio Standard.

In February 2018, the U.S. Congress reinstated the Investment Tax Credit (“ITC”) for fuel cells and also extended and significantly expanded the existing Carbon Oxide Sequestration Credit. The reinstatement of the ITC for fuel cells provided equal access to tax incentives for U.S. fuel cell manufacturers when compared with other clean energy solutions. We believe that the reinstatement of the ITC will help to facilitate market expansion and product deployment by enhancing our competitiveness on projects and encouraging project financing.

Internationally, South Korea has an RPS to promote clean energy, reduce carbon emissions, and develop local manufacturing of clean energy generation products to accelerate economic growth. The RPS is designed to increase new and renewable power generation to 10% of total power generation by 2024 from 2% when the RPS began in 2012.  Eighteen of the largest power generators are obligated to achieve the RPS requirements in their generation or purchase offsetting renewable energy certificates.  Financial penalties are levied by the government for non-compliance.

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

We are also subject to federal, state, provincial and/or local regulation with respect to, among other things, emissions and siting. In addition, utility companies and several states in the U.S. have created and adopted, or are in the process of creating, interconnection regulations covering both technical and financial requirements for interconnection of fuel cell power plants to utility grids. Our power plants are designed to meet all applicable laws, regulations and industry standards for use in international markets in which we operate.  Our SureSource solutions are CARB 2007 certified, and our SureSource 1500, when operating on biogas, is certified for the CARB 2013 biogas standards.

We are committed to providing a safe and healthy environment for our employees, and we are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures.  All of our employees must observe the proper safety rules and environmental practices in work situations, consistent with our work practices, training and procedures, and consistent with all applicable health, safety and environmental laws and regulations.

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

As of October 31, 2018, our Company, excluding its subsidiaries, had 93 patents in the U.S. and 137 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, SOFC technology, PEM fuel cell technology, and applications thereof. As of October 31, 2018, we also had 54 patent applications pending in the U.S. and 125 pending in other jurisdictions.  Our U.S. patents will expire between 2019 and 2036, and the current average remaining life of our U.S. patents is approximately 9.0 years.

Our subsidiary, Versa Power Systems, Ltd., as of October 31, 2018, had 36 U.S. patents and 76 international patents covering the SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 6.3 years.  As of October 31, 2018, Versa Power Systems, Ltd. also had three pending U.S. patent applications and 14 patent applications pending in other jurisdictions.  In addition, as of October 31, 2018, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to two U.S. patents and seven patents outside the U.S. for carbonate fuel cell technology licensed from Fraunhofer IKTS.

No patents expired in 2018 that would have any material impact on our current or anticipated operations.  Three patents are expiring in 2019, but none of these expirations are expected to have any material impact on our current or anticipated operations.  As has historically been the case, we are continually innovating and have a significant number of invention disclosures that we are reviewing that may result in additional patent applications.

Certain of our U.S. patents are the result of government-funded research and development programs, including our DOE programs. U.S. patents we own that resulted from government-funded research are subject to the government potentially exercising “march-in” rights. We believe that the likelihood of the U.S. government exercising these rights is remote and would only occur if we ceased our commercialization efforts and there was a compelling national need to use the patents.

Significant Customers and Information about Geographic Areas

We contract with a concentrated number of customers for the sale of our products and for research and development contracts. For the years ended October 31, 2018, 2017 and 2016, our top customers, Hanyang Industrial Development Co., Ltd, Clearway Energy (formerly NRG Yield, Inc.), AEP Onsite Partners, LLC, the U.S. Department of Energy, ExxonMobil, POSCO Energy, Dominion Bridgeport Fuel Cell, LLC and Avangrid Holdings accounted for an aggregate of 84%, 78% and 75%, respectively, of our total annual consolidated revenue. Revenue percentage by major customer for the last three fiscal years is as follows:

	Years Ended October 31,
	2018	2017	2016
Hanyang Industrial Development Co. Ltd	35%	40%	—%
Clearway Energy (formerly NRG Yield, Inc.)	15%	—	—
AEP Onsite Partners, LLC	10%	—	—
U.S. Department of Energy	8%	9%	8%
ExxonMobil	6%	9%	3%
POSCO Energy	5%	6%	48%
Dominion Bridgeport Fuel Cell, LLC	3%	11%	6%
Avangrid Holdings (through its various subsidiaries)	2%	3%	10%
Total	84%	78%	75%

See Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 – “Consolidated Financial Statements and Supplementary Data” for further information regarding our revenue and revenue recognition policies.

We have marketing and manufacturing operations both within and outside the United States. We source raw materials and BOP components from a diverse global supply chain.  In 2018, the foreign country with the greatest concentration risk was South Korea, accounting for 41% of our consolidated net sales.  The Company is entitled to receive royalties from POSCO Energy on the sale of power plants and module replacements related to service of fuel cell power plants in Asia.  As part of our strategic plan, we are in the process of diversifying our sales mix from both a customer specific and geographic perspective. See Item 1A: Risk Factors - “We are substantially dependent on a concentrated number of customers and the loss of any one of these customers could adversely affect our business, financial condition and results of operations,” “We depend on strategic relationships with third parties, and the terms and enforceability of many of these relationships are not certain,” and “Recent developments with POSCO Energy may limit our efforts to access the South Korean and Asian markets and could expose us to costs of arbitration or litigation proceedings.”

The international nature of our operations subjects us to a number of risks, including fluctuations in exchange rates, adverse changes in foreign laws or regulatory requirements and tariffs, taxes, and other trade restrictions. See Item 1A: Risk Factors – “We are subject to risks inherent in international operations.” See also Note 15 “Segment Information,” to the consolidated financial statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information about our net sales by geographic region for the years ended October 31, 2018, 2017, and 2016. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for other information about our operations and activities in various geographic regions.

Sustainability

FuelCell Energy’s ultra-clean, efficient and reliable fuel cell power plants help our customers achieve their sustainability goals. These highly efficient and environmentally friendly products support the “Triple Bottom Line” concept of sustainability, consisting of environmental, social and economic considerations. In October 2018, we were certified ISO 14001:2015 compliant, having demonstrated the establishment of and adherence to an environmental management system standard.  FuelCell Energy is the only fuel cell manufacturer to have received this certification.

Product efficiency

The electrical efficiency of our fuel cell solutions ranges from approximately 47% to 60% depending on the configuration.  This compares favorably to the average efficiency of the U.S. electrical grid of about 40%.  Our solutions deliver this high electrical efficiency where the power is used, avoiding transmission.  Transmission line losses average about 5% for the U.S. grid, which represents inefficiency and is a hidden cost to ratepayers.  In a combined heat and power configuration, total thermal efficiency of our fuel cell solutions can potentially be up to 90% depending on the application.

Energy management

We utilize our fuel cells to provide a portion of the electricity used at our corporate headquarters and at our North American manufacturing facility.

Other examples of energy management include routing excess heat from production processes throughout the manufacturing facility to reduce both heating costs and associated emissions, utilizing the power produced by fuel cells undergoing R&D at our facilities for a portion of the power needs of the facilities, and installation of high efficiency lighting at our North American manufacturing facility and corporate headquarters.

We have expanded our manufacturing facility in Torrington and consolidated other locations, reducing transportation emissions and transportation costs, incorporating energy efficient building standards and reducing leasing costs.  We are relocating fuel cell module conditioning to Torrington from our Danbury facility, which will further reduce transportation emissions and costs. We recognize that there is more to be done and we are utilizing cross-functional teams to identify and evaluate additional areas for improvement.

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

Workforce Health & Safety

We work to continually improve what we feel is a robust safety program.  This is demonstrated by an improving safety trend over each of the past 5 years.  We have never had a workplace fatality at any of our facilities or power plant installations.

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

Materials sourcing

Assuring the absence of conflict minerals in our power plants is a continuing initiative.  Our fuel cells, including the fuel cell components and completed fuel cell module, do not utilize any 3TG minerals (i.e. tin, tungsten, tantalum and gold) that are classified as conflict minerals.  We do utilize componentry in the BOP such as computer circuit boards that utilize trace amounts of 3TG minerals. For perspective, total shipments in fiscal year 2017 weighed approximately 3.0 million pounds, of which 2.5 pounds, or 0.000084%, represented 3TG minerals, so the presence of these minerals is minimal.  Our conflict mineral disclosure filed with the Securities and Exchange Commission (“SEC”) on Form SD contains specific information on the actions we are taking to avoid the use of conflict minerals.

Associates

As of October 31, 2018, we had 489 full-time associates, of whom 210 were located at the Torrington manufacturing plant, 242 were located at the Danbury, Connecticut facility or other field offices within the U.S., and 37 were located abroad. None of our U.S. associates are represented by a labor union or covered by a collective bargaining agreement.  We believe our relations with our associates are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website (http://www.fuelcellenergy.com) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive offices are located at 3 Great Pasture Road, Danbury, CT 06810. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

Executive Officers of the Registrant

NAME	AGE	PRINCIPAL OCCUPATION
Arthur A. Bottone President and Chief Executive Officer	58

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

Michael S. Bishop Senior Vice President, Chief Financial Officer and Treasurer	50

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

Mr. Bishop received a Bachelor of Science in Accounting from Boston University in 1993 and a MBA from the University of Connecticut in 1999.

NAME	AGE	PRINCIPAL OCCUPATION
Anthony F. Rauseo Senior Vice President, Chief Operating Officer	59

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

Jennifer D. Arasimowicz, Esq. Senior Vice President, General Counsel and Corporate Secretary	46

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

We have transitioned from a research and development company to a commercial products manufacturer, services provider and developer. We have not been profitable since our year ended October 31, 1997. We expect to continue to incur net losses and generate negative cash flows until we can produce sufficient revenues and margins to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are uncertainties associated with our achieving and sustaining profitability. We have, from time to time, sought financing in the public markets in order to fund operations and will continue to do so. Our future ability to obtain such financing could be impaired by a variety of factors, including, but not limited to, the price of our common stock and general market conditions.

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

Our total consolidated indebtedness was $87.9 million as of October 31, 2018. This includes approximately $46.1 million of debt at our project finance subsidiaries and $41.8 million of debt at the corporate level. The majority of our debt is long-term with $17.6 million due within twelve months as of October 31, 2018. We also had, as of October 31, 2018, approximately $40 million of borrowing capacity under a revolving construction and term project financing facility under which we drew down approximately $5.75 million in December 2018, which must be repaid by the earlier of commercial operation of our 2.8 MW Tulare BioMAT project in California or March 31, 2019. No further draws on this facility are permitted and the facility expires on March 31, 2019. On December 21, 2018, we entered into a $100 million construction loan agreement with Generate Lending, LLC and made an initial draw of $10 million. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring operations, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

It is also possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.

Our debt agreements contain customary representations and warranties, affirmative and negative covenants, and events of default that entitle the lenders to cause our indebtedness under such debt agreements to become immediately due and payable. In addition, our Loan and Security Agreement with Hercules Capital, Inc., as amended (the “Loan and Security Agreement”), contains a financial covenant whereby we are required to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules Capital, Inc. of 75% of the outstanding loan balance plus the amount of accounts payable not paid within 90 days of the invoice date. In connection with the third amendment to the Loan and Security Agreement in March 2018, we drew a term loan advance of $13.1 million, which resulted in an aggregate amount of outstanding term loan advances of $25.0 million as of October 31, 2018. As of October 31, 2018, the outstanding loan balance under the Loan and Security Agreement was $25.3 million, including accretion of an end-of-term payment.

Our products compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products, sales of our products will be adversely affected.

Our power plants can operate on a variety of fuels including natural gas, renewable biogas, directed biogas and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as solar, wind, oil, gas or coal or local utility electricity costs. Significant decreases (or short term increases) in the price of these technologies or fuels or grid delivered prices for electricity could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products.

Financial markets worldwide have experienced heightened volatility and instability, which may have a material adverse impact on the Company, our customers and our suppliers.

Financial market volatility can affect the debt, equity and project finance markets. This may impact the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than ours. It is impossible to predict future financial market volatility and instability and the impact on the Company, and it may have a materially adverse effect on us for a number of reasons, such as:

•

The long term nature of our sales cycle can require long lead times between application design, order booking and product fulfillment. For such sales, we often require substantial cash down payments in advance of delivery. Our growth strategy assumes that financing will be available for the Company to finance working capital or for our customers to provide down payments and to pay for our products. Financial market issues may delay, cancel or restrict the construction budgets and funds available to the Company or our customers for the deployment of our products and services.

•

Projects using our products are, in part, financed by equity investors interested in tax benefits as well as by the commercial and governmental debt markets. The significant volatility in the U.S. and international stock markets causes significant uncertainty and may result in an increase in the return required by investors in relation to the risk of such projects.

•	If we, our customers or our suppliers cannot obtain financing under favorable terms, our business may be negatively impacted.

Our contracted projects may not convert to revenue, and our project pipeline may not convert to contracts, which may have a material adverse effect on our revenue and cash flow.

Some of the orders we accept from customers require certain conditions or contingencies (such as permitting, interconnection or financing) to be satisfied, some of which are outside of our control. The time periods from receipt of a contract to installation may vary widely and are determined by a number of factors, including the terms of the customer contract and the customer’s site requirements. These same or similar conditions and contingencies may be required by financiers in order to draw on financing to complete a project. This could have an adverse impact on our revenue and cash flow and our ability to complete construction of a project.

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

We have contracted under long-term service agreements with certain customers to provide service on our products over terms up to 20 years. Under the provisions of these contracts, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Pricing for service contracts is based upon estimates of future costs including future module replacements. While we have conducted tests to determine the overall life of our products, we have not run certain of our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last to their expected useful life, which could result in warranty claims, performance penalties, maintenance and module replacement costs in excess of our estimates and losses on service contracts.

Our ability to proceed with projects under development and complete construction of projects on schedule and within budget may be adversely affected by escalating costs for materials, tariffs, labor and regulatory compliance, inability to obtain necessary permits, interconnections or other approvals on acceptable terms or on schedule and by other factors. If any development project or construction is not completed, is delayed or is subject to cost overruns, we could become obligated to make delay or termination payments or become obligated for other damages under contracts, experience diminished returns or write off all or a portion of our investment in the project. Each of these events could have an adverse effect on our business, financial condition, results of operations and prospects.

Our growing generation portfolio of operating assets exposes us to operational risks and commodity market volatility.

We have a growing portfolio of generation assets selling power under PPAs and utility tariff programs that exposes us to operational risks and uncertainties, including, among other things, lost revenues due to prolonged outages, replacement equipment costs, risks associated with facility start-up operations, failures in the availability or acquisition of fuel, the impact of severe adverse weather conditions, natural disasters, terrorist attacks, risks of property damage or injury from energized equipment, availability of adequate water resources and ability to intake and discharge water, use of new or unproven technology, fuel commodity price risk and fluctuating market prices, and lack of alternative available fuel sources.

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

We develop complex and evolving products and we continue to advance the capabilities of our fuel cell stacks and are now producing stacks with a net rated power output of 350 kilowatts and an expected seven year life.

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

Several companies in the U.S. are engaged in fuel cell development, although we are the only domestic company engaged in manufacturing and deployment of stationary carbonate fuel cells. Other emerging fuel cell technologies (and the companies developing them) include small or portable proton-exchange membrane (“PEM”) fuel cells (Ballard Power Systems, Plug Power, and increasing activity by numerous automotive companies including Toyota, Hyundai, Honda and GM), stationary phosphoric acid fuel cells (Doosan), stationary solid oxide fuel cells (Bloom Energy), and small residential solid oxide fuel cells (Ceres Power Holdings and Ceramic Fuel Cells Ltd.). Each of these competitors has the potential to capture market share in our target markets. There are also other potential fuel cell competitors internationally that could capture market share.

Other than fuel cell developers, we must also compete with companies that manufacture more mature combustion-based equipment, including various engines and turbines, and have well-established manufacturing, distribution, operating and cost features. Electrical efficiency of these products can be competitive with our SureSource power plants in certain applications. Significant competition may also come from gas turbine companies and large scale solar and wind technologies.

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

We contract with a concentrated number of customers for the sale of products and for research and development contracts. There can be no assurance that we will continue to achieve the current level of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of net revenues could continue to depend on sales to a limited number of customers. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreements, or if our customers materially breach the agreements, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of, or a reduction in sales to, one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

Recent developments with POSCO Energy may limit our efforts to access the South Korean and Asian markets and could expose us to costs of arbitration or litigation proceedings.

We have historically relied on POSCO Energy to develop and grow the South Korean and Asian markets for our products and services. We entered into manufacturing and technology transfer agreements with POSCO Energy in 2007, 2009 and 2012, each of which expires on October 31, 2027. The Cell Technology Transfer Agreement (“CTTA”) provides POSCO Energy with the technology rights to manufacture SureSource power plants in South Korea and the right to sell power plants throughout Asia. The CTTA requires POSCO Energy to pay to the Company a 3.0% royalty on POSCO Energy net product sales, as well as a royalty on scheduled fuel cell module replacements under service agreements for modules that were built by POSCO Energy and installed at plants in Asia under the terms of long term service agreements between POSCO Energy and its customers. In March 2017, we entered into a memorandum of understanding (“MOU”) with POSCO Energy to permit us to directly develop the Asian fuel cell business, including the right for us to sell SureSource solutions in South Korea and the broader Asian market. In June 2018, POSCO

Energy advised us in writing that it was terminating the MOU effective July 15, 2018.  Pursuant to the terms of the MOU, notwithstanding its termination, we will continue to execute on sales commitments in Asia secured in writing prior to July 15, 2018. POSCO Energy has ceased communications with us.

On or about November 2, 2018, POSCO Energy served FuelCell Energy with an arbitration demand, initiating a proceeding to resolve various outstanding amounts between the companies. Although the Company has made counterclaims and believes it has valid defenses, we cannot predict the outcome of this or any other proceeding.

In light of recent developments with POSCO Energy, FuelCell Energy is evaluating all of its options with respect to its relationship and agreements with POSCO Energy.  We cannot predict the outcome of any future discussions with POSCO Energy, if they occur, the future status or scope of our relationship with POSCO Energy, whether our relationship with POSCO Energy will continue in the future, or whether we will become involved in additional mediations, arbitrations, litigation or other proceedings with POSCO Energy, what the costs of any such proceedings will be or the effect of such proceedings on the market. Any such proceedings could result in significant expense to us and adversely affect our business and financial condition and reputation in the market, whether or not such proceedings are resolved in our favor. If our relationship with POSCO Energy ends, or continues on terms that are less favorable to us, or remains unresolved, our efforts to access the South Korean and Asian markets, which are complex markets, may not be successful or may be limited, hindered or delayed.

If our goodwill and other intangible assets, long-lived assets, inventory or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to operations in our financial statements should we determine that our goodwill, in process research and development (“IPR&D”), long-lived assets (i.e., property, plant and equipment), inventory, or project assets are impaired. Such a charge might have a significant impact on our reported financial position and results of operations.

As required by accounting rules, we review our goodwill for impairment at least annually as of July 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in projections of future cash flows and lower future growth rates in our industry. We review IPR&D for impairment on an annual basis as of July 31 or more frequently if facts and circumstances indicate the fair value is less than the carrying value. If the technology has been determined to be abandoned or not recoverable, we would be required to impair the asset. We review inventory, long-lived assets and project assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We consider a project commercially viable and recoverable if it is anticipated to be sellable for a profit, or generates positive cash flows, once it is either fully developed or fully constructed. If our projects are not considered commercially viable, we would be required to impair the respective project assets.

We have risks associated with high levels of inventory.

The amount of total inventory as of October 31, 2018 and 2017 was $53.6 million and $74.5 million, respectively, which includes work in process inventory totaling $29.1 million and $54.4 million, respectively. We previously reduced our production rate and have been operating at a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. We recently announced that we are beginning to increase our production rate to prior levels.  There is no guarantee, however, that we will be successful in deploying our existing inventory or the new inventory generated by increased production. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory or new inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it into different products. These actions would result in a significant charge to earnings. Such a charge might have a significant impact on our financial position and results of operations.

Our advanced technologies contracts are subject to the risk of termination by the contracting party and we may not realize the full amounts allocated under the contracts due to the lack of Congressional appropriations.

A portion of our fuel cell revenues has been derived from long-term cooperative agreements and other contracts with the U.S. Department of Energy and other U.S. government agencies. These agreements are important to the continued development of our technology and our products. We also contract with private sector companies under certain advanced technologies contracts to develop strategically important and complementary offerings.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. In addition, we have licensed our carbonate fuel cell manufacturing intellectual property to POSCO Energy, and we depend on POSCO Energy to also protect our intellectual property rights as licensed. As of October 31, 2018, we, excluding our subsidiaries, had 93 U.S. patents and 137 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, SOFC technology, PEM fuel cell technology and applications thereof. As of October 31, 2018, we also had 54 patent applications pending in the U.S. and 125 patent applications pending in other jurisdictions. Our U.S. patents will expire between 2019 and 2036, and the current average remaining life of our U.S. patents is approximately 9.0 years. Our subsidiary, Versa Power Systems, Ltd., as of October 31, 2018, had 36 U.S. patents and 76 international patents covering the SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 6.3 years. As of October 31, 2018, Versa Power Systems, Ltd. also had three pending U.S. patent applications and 14 patent applications pending in other jurisdictions. In addition, as of October 31, 2018, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to two U.S. patents and seven patents outside the U.S. for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

Our fiscal year 2019 plan calls for an increase to our annual production rate.  We may further rapidly expand our facilities and manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. Any expansion may expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. We would need to obtain sufficient backlog in order to maintain the use of the expanded capacity. Our ability to manage rapid growth effectively will require us to continue to secure adequate sources of capital and financing, improve our operations, improve our financial and management information systems and train, motivate and manage our employees. Difficulties in effectively managing issues presented by such a rapid expansion could harm our business prospects, results of operations and financial condition.

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

We source raw materials and parts for our products on a global basis, which subjects us to a number of potential risks, including the impact of export duties and quotas, trade protection measures imposed by the U.S. and other countries including tariffs, potential for labor unrest, changing global and regional economic conditions and current and changing regulatory environments. Changes to these factors may have an adverse effect on our ability to source raw materials and parts in line with our current cost structure.

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

We have entered into strategic relationships with third parties for the design, product development, sale and service of our existing products and products under development, some of which may not have been documented by a definitive agreement and others of which may require renewal. The terms and conditions of many of these relationships allow for termination by the third parties. Termination or expiration of any of these relationships could adversely affect our ability to design, develop and distribute these products to the marketplace. We cannot assure you that we will be able to successfully negotiate and execute definitive agreements or renewals with any of these third parties, and failure to do so may effectively terminate the relevant relationship.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information and to manage a variety of business processes and activities, including communication with power plants owned by us or our customers and production, manufacturing, financial, logistics, sales, marketing and administrative functions.  Additionally, we collect and store data that is sensitive to us and to third parties.  Operating these information technology networks and systems and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements and to operate our fuel cell power plants. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, or our fuel cell power plant operations may be disrupted, exposing us to performance penalties under our contracts with customers.

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

In future periods, management will continue to reevaluate its estimates for contract margins, service agreements, loss accruals, warranty, performance guarantees, liquidated damages and inventory valuation allowances. Changes in those estimates and judgments could significantly affect our results of operations and financial condition. We will also adopt changes required by the Financial Accounting Standards Board and the Securities and Exchange Commission (“SEC”).

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

Provisions of Delaware and Connecticut law and of our certificate of incorporation and by-laws and our outstanding securities may make a takeover more difficult.

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. In addition, certain provisions of FCE FuelCell Energy Ltd.’s (“FCE Ltd.”) Class A Cumulative Redeemable Exchangeable Preferred Shares (“Series 1 Preferred Shares”), our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock” and such shares, the “Series B Preferred Shares”), our Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”), and our Series D Convertible Preferred Stock (“Series D Preferred Stock” and such shares, the “Series D Preferred Shares”) could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

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

The provisions of the Series 1 Preferred Shares require that FCE Ltd. make annual payments totaling Cdn. $1,250,000, including (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. These payments will end on December 31, 2020. Additional dividends accrue on cumulative unpaid dividends at a 1.25% quarterly rate, compounded quarterly, until payment thereof. On December 31, 2020, the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million must be paid to the holders of the Series 1 Preferred Shares. FCE Ltd. has the option of making dividend payments in the form of common stock or cash under the terms of the Series 1 Preferred Shares.

We are also required to issue common stock to the holder of the Series 1 Preferred Shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 Preferred Shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $0.85 (our common stock closing price on October 31, 2018), and an exchange rate of U.S. $1.00 to Cdn. $1.31 (exchange rate on October 31, 2018) at the time of conversion, we would be required to issue approximately 4,192,221 shares of our common stock.

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

Conversion of all of the Series D Preferred Shares is contingent upon stockholder approval.

Pursuant to the requirements of Nasdaq Listing Rule 5635(d), the Series D Preferred Shares may not be converted or redeemed by payment of shares of our common stock if such conversion or redemption would cause us to issue a number of shares equal to 20% or more of our outstanding voting stock as of the date of the issuance of the Series D Preferred Shares, until our stockholders approve the issuance of the common stock underlying the Series D Preferred Shares. We have agreed to file a proxy statement with the SEC for the purpose of having our stockholders vote on a proposal to approve such issuances (such approval, the “Requisite Stockholder Approval”), and further agreed to hold such stockholders’ meeting by no later than April 30, 2019. Our stockholders may reject such a proposal, which would impact our ability to make payments in the form of common stock pursuant to the amortization provisions of the Series D Preferred Shares and would require us to make such payments in cash.

We may not be able to make cash payments to redeem the Series C Preferred Shares and the Series D Preferred Shares.

We have the obligation to make bimonthly redemption payments on the Series C Preferred Shares and Series D Preferred Shares commencing on November 1, 2017 and December 1, 2018, respectively. These mandatory redemption payments may each be made, at our option, in cash or in shares of our common stock or in a combination of cash and shares of our common stock, except that our right to make payment in shares of common stock is dependent upon our satisfying certain equity conditions, unless such conditions are waived by the holders of the Series C Preferred Shares or the Series D Preferred Shares, as applicable. Among other things, these equity conditions include our continued listing on The Nasdaq Global Market or another permitted exchange and our stock maintaining certain minimum average prices and trading volumes during the applicable measurement period. In addition, the Series D Preferred Shares may not be converted or redeemed by payment of shares of our common stock if such conversion or redemption would cause us to issue a number of shares equal to 20% or more of our outstanding voting stock as of the date of the issuance of the Series D Preferred Shares, until our stockholders approve the issuance of the common stock underlying the Series D Preferred Shares. If we cannot satisfy the equity conditions, or, with respect to the Series D Preferred Shares, if our stockholders do not approve the issuance of a number of shares equal to 20% or more of our outstanding voting stock as of the date of issuance of the Series D Preferred Shares, we will not be able to make or will be limited in our ability to make (as applicable) our bimonthly mandatory redemption payments in stock, and we would be forced to make such bimonthly payments in cash. We may not have sufficient cash resources at the applicable time to make those cash payments, or to make such cash payments in full. In addition, certain such cash payments may not permitted under the terms of our existing or future indebtedness or may cause us to fail to satisfy financial maintenance covenants.

Further, any failure to pay any amounts due to the holders of the Series C Preferred Shares and/or the Series D Preferred Shares, as well as certain other “triggering events,” including, without limitation, our failure to timely deliver shares, our suspension of trading, our failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Series C Preferred Shares and Series D Preferred Shares, and breaches of certain covenants that are not timely cured, where a cure period is permitted, would permit the holders of the Series C Preferred Shares and/or Series D Preferred Shares (as applicable) to require us to redeem such Series C Preferred Shares and/or Series D Preferred Shares (as applicable), in cash at a price equal to the greater of (i) 125% of the stated value of the Series C Preferred Shares or Series D Preferred Shares being redeemed, as the case may be, plus accrued dividends, if any, and (ii) the market value of the number of shares issuable on conversion of the Series C Preferred Shares or Series D Preferred Shares, as the case may be, valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date we make the redemption payment. However, if we are actually delisted from The Nasdaq Global Market, without obtaining a listing on another national securities exchange, it would constitute a “triggering event” under the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock of FuelCell Energy (the “Series C Certificate of Designations”) and the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock of FuelCell Energy (the “Series D Certificate of Designation”) and would also cause a failure of the equity conditions that must be satisfied in order for us to make redemptions payments in shares of our common stock. Thus, if we fail to maintain trading or listing, as applicable, or if for any other reason we are required to repurchase the Series C Preferred Shares and/or the Series D Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment (or that we would be permitted to make such a payment under the terms of our indebtedness), and such an acceleration could have a material adverse effect on our business, results of operations and financial condition.

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

Under the Series C Certificate of Designation and Series D Certificate of Designation, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Series C Preferred Shares and Series D Preferred Shares with redemption occurring after the maturity date of the Series C Preferred Shares and Series D Preferred Shares, and our ability to incur certain indebtedness. Such restrictions may have an adverse effect on our ability to operate our business while the Series C Preferred Shares and Series D Preferred Shares are outstanding.

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of or redemption payments under the Series C Preferred Shares and Series D Preferred Shares.

The issuance of common stock as mandatory redemption payments or upon conversion of some or all of the Series C Preferred Shares and/or Series D Preferred Shares will dilute the ownership interests of existing holders of shares of our common stock. As of October 31, 2018, the aggregate outstanding liquidation preference of the Series C Preferred Shares totaled $9.0 million. If this amount was converted into our common stock at the adjusted conversion price in effect as of October 31, 2018 of $1.50, we would have issued 5,994,946 shares of common stock upon conversion (without giving effect to any limitation on conversions). This excludes the effect of any common stock we may issue in lieu of paying bimonthly redemption amounts in cash, which may be made at a price lower than the conversion price. The conversion price of the Series C Preferred Shares is adjustable based on certain events, including in the event of a triggering event and in the event we effect a stock split, combination or similar transaction, to reflect the proportionate (adjusted) trading prices of our common stock before and after the effective date.

As of October 31, 2018, the aggregate outstanding liquidation preference of the Series D Preferred Shares totaled $30.7 million. If this amount was converted into our common stock at its initial conversion price, we would have issued 22,231,884 shares of common stock upon conversion (without giving effect to any limitation on conversions). This excludes the effect of any common stock we may issue in lieu of paying bimonthly redemption amounts in cash, which may be made at a price lower than the initial conversion price. The initial conversion price of the Series D Preferred Shares is adjustable based on certain events, including in the event of a triggering event (as defined in the Series D Certificate of Designation), in the event we effect a stock split, combination or similar transaction, to reflect the proportionate (adjusted) trading prices of our common stock before and after the effective date, in the event we issue shares pursuant to our At Market Issuance Sales Agreement with B. Riley FBR, Inc. and Oppenheimer & Co., Inc. dated June 13, 2018, and in the event we issue any securities that are deemed variable price securities (as defined in the Series D Certificate of Designation).

If we do not meet the continued listing standards of The Nasdaq Global Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on The Nasdaq Global Market, which imposes continued listing requirements with respect to listed shares. On November 28, 2018, we received a letter from The Nasdaq Stock Market (“Nasdaq”) stating that we are not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price of our common stock was below the required minimum of $1.00 per share for the previous 30 consecutive business days.  In accordance with Nasdaq Listing Rules, we have a period of 180 calendar days, or until May 28, 2019, to regain compliance with the minimum bid price requirement. If at any time before May 28, 2019 the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation that we have regained compliance with the minimum bid price requirement and this matter will be closed.  We have notified Nasdaq of our intention to regain compliance with the Nasdaq minimum bid price requirement. If we are unable to demonstrate compliance with Rule 5450(a)(1) by May 28, 2019, we can submit an application to transfer our securities to The Nasdaq Capital Market and request an additional 180-day period to regain compliance with the minimum bid price requirement.

There can be no assurance, however, that we will be able to regain compliance with the minimum bid price requirement or that we will otherwise be in compliance with other Nasdaq listing criteria. If we fail to regain and maintain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock, reduce our ability to raise additional capital, and result in a triggering event under the Series C Certificate of Designations and the Series D Certificate of Designation.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following is a summary of our offices and locations:

		Square	Lease Expiration
Location	Business Use	Footage	Dates
Danbury, Connecticut	Corporate Headquarters, Research and Development, Sales, Marketing, Service, Purchasing and Administration	72,000	Company owned
Torrington, Connecticut	Manufacturing and Administrative	167,000(1)	December 2030(2)
Taufkirchen, Germany	Manufacturing and Administrative	20,000	June 2020
Calgary, Canada	Research and Development	32,220	January 2020

(1)

The Company completed its expansion of the Torrington facility which added an additional 102,000 square feet for a total of 167,000 square feet. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

(2)	In November 2015, this lease was extended until December 2030, with the option to extend for three additional five-year periods thereafter.
Item 3.	LEGAL PROCEEDINGS

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

	Common Stock Price
	High	Low
First quarter 2019 (through January 4, 2019)	$0.97	$0.47
Year Ended October 31, 2018
First Quarter	$2.31	$1.50
Second Quarter	$2.11	$1.45
Third Quarter	$1.99	$1.25
Fourth Quarter	$1.33	$0.72
Year Ended October 31, 2017
First Quarter	$3.40	$1.40
Second Quarter	$1.98	$1.00
Third Quarter	$1.79	$0.80
Fourth Quarter	$2.49	$1.33

In December 2017, the number of authorized shares of the Company’s common stock was increased from 125 million shares to 225 million shares by a vote of the holders of a majority of the outstanding shares of the Company’s common stock. In April 2017, the number of authorized shares of the Company’s common stock was increased from 75 million to 125 million by vote of the holders of a majority of the outstanding shares of the Company’s common stock.

On January 4, 2019, the closing price of our common stock on the Nasdaq Global Market was $0.55 per share. As of January 4, 2019, there were 188 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our Series B Preferred Stock prohibit the payment of dividends on our common stock unless all dividends on the Series B Preferred Stock have been paid in full.

Performance Graph

The following graph compares the annual change in the Company's cumulative total stockholder return on its common stock for the five fiscal years ended October 31, 2018 with the cumulative stockholder total return on the Russell 2000 Index, a peer group consisting of Standard Industry Classification Group Code 3690 companies listed on the Nasdaq Global Market and New York Stock Exchange and a customized 12 company peer group. It assumes $100.00 invested on October 31, 2013 with dividends reinvested.

FuelCell Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series, of which shares to date have been issued and designated as Series D Convertible Preferred Stock (referred to herein as Series D Preferred Stock), Series C Convertible Preferred Stock (referred to herein as Series C Preferred Stock) and 5% Series B Cumulative Convertible Perpetual Preferred Stock (referred to herein as Series B Preferred Stock).

Series D Preferred Stock

On August 27, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to an underwritten offering (the “Offering”) of the Company’s Series D Preferred Stock.  Subject to the terms and conditions contained in the Underwriting Agreement, the Underwriter agreed to purchase, and the Company agreed to sell, 30,680 Series D Preferred Shares, initially convertible into 22,231,884 shares of the Company’s common stock (without regard to any limitation on conversion set forth in the Series D Certificate of Designation) at an initial conversion price of $1.38 per share, subject to certain adjustments.

The Offering closed on August 29, 2018.  The net proceeds to the Company from the sale of the Series D Preferred Shares, after deducting the underwriting discounts and commissions and the offering expenses payable by the Company, were approximately $25.3 million.

In conjunction with the closing of the Offering, on August 29, 2018, the Company filed the Series D Certificate of Designation with the Secretary of State of the State of Delaware, designating 30,680 shares of the Company’s preferred stock as Series D Convertible Preferred Stock and establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series D Preferred Stock, as described below.

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series D Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  An assessment of the probability of the exercise of the potential redemption features in the Series D Certificate of Designation for the Series D Preferred Stock is performed at each reporting date to determine whether any changes in classification are required.  As discussed below, the Company has not obtained stockholder approval to issue a number of shares of common stock equal to 20% or more of the Company’s outstanding voting stock as of the date of the issuance of the Series D Preferred Shares and therefore is accreting as part of the stated value the estimated value of the potential common stock shortfall if stockholder approval is not obtained. As of October 31, 2018, the Company determined that none of the other contingent redemption features were probable.

A description of certain terms and provisions of the Series D Preferred Shares is as follows:

Conversion Right.  The Series D Preferred Shares are convertible into shares of the Company’s common stock, subject to the requirements of Nasdaq Listing Rule 5635(d), and the beneficial ownership limitation provided in the Series D Certificate of Designation, at a conversion price equal to $1.38 per share of common stock (“Series D Conversion Price”), subject to adjustment as provided in the Series D Certificate of Designation, including adjustments if the Company sells shares of common stock or equity securities convertible into or exercisable for shares of common stock, at prices below $1.38 per share, in certain types of transactions. The holders are prohibited from converting Series D Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company. Additionally, prior to receiving stockholder approval of the issuance of more than 19.9% of the Company’s outstanding common stock prior to the Offering, the holders will be prohibited from converting Series D Preferred Shares into shares of common stock if such conversion would cause the Company to issue pursuant to the terms of the Series D Preferred Stock a number of shares in excess of the maximum number of shares permitted to be issued thereunder without breaching the Company’s obligations under the rules or regulations of Nasdaq.

The Series D Conversion Price is subject to adjustment under certain circumstances in accordance with the Series D Certificate of Designation, including the following:

•

The conversion price may be proportionately reduced in the event of a subdivision of the Company’s common stock into a greater number of shares or proportionately increased in the event of a combination of the Company’s common stock into a smaller number of shares.

•

In the event that the Company in any manner issues or sells or enters into any agreement to issue or sell Variable Price Securities (as defined in the Series D Certificate of Designation), which generally includes any common stock, options or convertible securities that are issuable at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, but excluding customary anti-dilution provisions (each of the formulations for such variable price being referred to as, the “Variable Price”), each holder of Series D Preferred Shares will have the right (in its sole discretion) to substitute the Variable Price for the Conversion Price upon conversion of the Series D Preferred Shares. Sales of common stock pursuant to the Company’s At Market Issuance Sales Agreement with B. Riley FBR, Inc. and Oppenheimer & Co., Inc. will be deemed Variable Price Securities with a Variable Price equal to the lowest price per share at which common stock is sold pursuant to that agreement. Under the Series D Certificate of Designation, the term “options” means any rights, warrants or options to subscribe for or purchase shares of common stock or convertible securities, and the term “convertible securities” means any stock or other security (other than options) that is at any time and under any circumstances, directly or indirectly, convertible into, exercisable or exchangeable for, or which otherwise entitles the holder thereof to acquire, any shares of common stock.

•

At any time any Series D Preferred Shares remain outstanding, the Company may reduce the then current conversion price to any amount for any period of time deemed appropriate by the Company’s board of directors.

Conversion Upon a Triggering Event.  Subject to the requirements of Nasdaq Listing Rule 5635(d), and the beneficial ownership limitations provided in the Series D Certificate of Designation, in the event of a triggering event (as defined in the Series D Certificate of Designation and summarized below), the Series D Preferred Shares are convertible into shares of common stock at a conversion price equal to the lower of the Series D Conversion Price in effect on the Trading Day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest volume weighted average price (“VWAP”) of the common stock on any of the five consecutive Trading Days ending on the Trading Day immediately prior to delivery of the applicable conversion notice. This conversion right commences on the date of the triggering event and ends on the later of (i) the date the triggering event is cured and (ii) ten Trading Days after the Company delivers notice of the triggering event.

A triggering event (as defined in the Series D Certificate of Designation) includes, without limitation:

•	any failure to pay any amounts due to the holders of the Series D Preferred Shares;

•	the Company’s failure to timely deliver shares;

•

the suspension of the Company’s common stock from trading or failure to be trading or listed on The Nasdaq Global Market, without obtaining a listing on another national securities exchange, for a period of five consecutive Trading Days;

•	subject to limited exceptions, the Company’s failure to keep reserved for issuance 150% of the number of shares of common stock issuable upon conversion of the outstanding Series D Preferred Shares;

•	certain bankruptcy events; and

•	breaches of certain covenants that are not timely cured, where a cure period is permitted.

Redemption. On December 1, 2018, and on the sixteenth day and first day of each calendar month thereafter until March 1, 2020, subject to extension in certain circumstances (the “Series D Maturity Date”), inclusive, the Company will redeem the stated value of Series D Preferred Stock in thirty-one equal installments of approximately $989,677 (each bimonthly amount, a “Series D Installment Amount” and the date of each such payment, a “Series D Installment

Date”). The holders will have the ability to defer installment payments, but not beyond the Series D Maturity Date. In addition, during each period commencing on the 11th trading day prior to a Series D Installment Date and prior to the immediately subsequent Series D Installment Date, the holders may elect to accelerate the conversion of Series D Preferred Shares at then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Series D Installment Amounts, or (b) the number of Series D Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Series D Installment Amounts.

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

Redemption Upon a Triggering Event.  In the event of a triggering event (as defined in the Series D Certificate of Designation and summarized above), the holders of Series D Preferred Shares may require the Company to redeem such Series D Preferred Shares in cash at a price equal to the greater of  (a) 125% of the stated value of the Series D Preferred Shares being redeemed plus accrued dividends, if any, and (b) the market value of the number of shares issuable on conversion of the Series D Preferred Shares, valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date the Company makes the redemption payment.

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

Limited Voting Rights.  The holders of Series D Preferred Shares have no voting rights, except as required by law; provided, however, that any amendment to the Company’s certificate of incorporation or bylaws or the Series D Certificate of Designation that adversely affects the powers, preferences and rights of the Series D Preferred Stock requires the approval of the holders of a majority of the Series D Preferred Shares then outstanding.

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

Nasdaq Marketplace Rule 5635(d).  Pursuant to the requirements of Nasdaq Listing Rule 5635(d), the Series D Preferred Shares may not be converted or redeemed by payment of shares of the Company’s common stock if such conversion or redemption would cause the Company to issue a number of shares equal to 20% or more of the Company’s outstanding voting stock as of the date of the issuance of the Series D Preferred Shares, until the Company’s stockholders approve such issuance. The Company has agreed to file a proxy statement with the SEC for the purpose of having the Company’s stockholders vote on a proposal to approve such issuances and further agreed to hold such stockholders’ meeting by no later than April 30, 2019.

Series C Preferred Stock

The Company issued an aggregate of 33,500 shares of its Series C Preferred Stock, $0.01 par value and $1,000 stated value per share, during the fiscal year ended October 31, 2017.  As of October 31, 2018 and 2017, there were 8,992 and 33,300 shares of Series C Preferred Stock issued and outstanding, respectively, with a carrying value of $7.5 million and $27.7 million, respectively.

During the fiscal year ended October 31, 2018, holders of the Series C Preferred Stock converted 24,308 Series C Preferred Shares into common shares through installment conversions resulting in a reduction of $20.2 million to the carrying value being recorded to equity.  Installment conversions occurring prior to August 27, 2018 in which the conversion price was below the initial conversion price of $1.84 per share resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares.  In order to resolve different interpretations of the provisions of the Series C Certificate of Designations that govern adjustments to the conversion price in connection with sales of common stock under the Company’s at-the-market sales plan below the fixed conversion price and whether such sales constitute sales of variable priced securities under the Series C Certificate of Designations, the Company’s board of directors agreed to reduce the conversion price of the Series C Preferred Shares from $1.84 to $1.50 effective August 27, 2018 in exchange for a waiver of certain anti-dilution and price adjustment rights under the Series C Certificate of Designations for future at-the-market sales. Installment conversions occurring between August 27, 2018 and October 31, 2018 in which the installment conversion price was below the adjusted conversion price of $1.50 per share resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares. Installment conversions during the year ended October 31, 2018 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed dividends of $9.6 million.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series C Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  An assessment of the probability of the exercise of the potential redemption features in the Series C Certificate of Designations for the Series C Preferred Stock is performed at each reporting date to determine whether any changes in classification are required.  As of October 31, 2018 and 2017, the Company determined that none of the contingent redemption features were probable.

A summary of certain terms of the Series C Preferred Stock follows.

Conversion Rights. As of October 31, 2018, the Series C Preferred Shares were convertible into shares of common stock subject to the beneficial ownership limitations provided in the Series C Certificate of Designations, at a conversion price equal to $1.50 per share.  The conversion price is subject to adjustment as provided in the Series C Certificate of Designations, including adjustments if the Company sells shares of common stock or equity securities convertible into or exercisable for shares of common stock, at variable prices below the conversion price then in effect.  Subsequent to October 31, 2018, the conversion price has been periodically adjusted in accordance with the terms of the Series C Certificate of Designations and was $0.434 as of January 2, 2019.  In the event of a triggering event, as defined in the Series C Certificate of Designations, the Series C Preferred Shares are convertible into shares of common stock at a conversion price equal to the lower of the conversion price then in effect and 85% of the lowest VWAP of the common stock of the five trading days immediately prior to delivery of the applicable conversion notice.  The holders will be prohibited from converting Series C Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 8.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company.

Installment Payments. On November 1, 2017 and on the sixteenth day and first day of each calendar month thereafter until March 1, 2019, subject to extension in certain circumstances (the “Series C Maturity Date”), inclusive, the Company will redeem the stated value of Series C Preferred Shares in thirty-three equal installments of approximately $1.0 million (each bimonthly amount, a “Series C Installment Amount” and the date of each such payment, a “Series C Installment Date”). The holders will have the ability to defer installment payments, but not beyond the Series C Maturity Date. In addition, during each period commencing on the 11th trading day prior to a Series C Installment Date and prior to the immediately subsequent Series C Installment Date, the holders may elect to accelerate the conversion of Series C Preferred Shares at the then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Series C Installment Amounts, or (b) the number of Series C Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Series C Installment Amounts.

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

Dividends. Each holder of the Series C Preferred Shares shall be entitled to receive dividends (a) if no triggering event, as defined in the Series C Certificate of Designations, has occurred and is continuing when and as declared by the Company’s board of directors, in its sole and absolute discretion or (b) if a triggering event has occurred and until such triggering event has been cured, a dividend of 15% per annum based on the holder’s outstanding number of Series C Preferred Shares multiplied by the stated value.  There were no triggering events or dividends declared in fiscal years 2018 or 2017.

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

Ranking and Voting Rights. Shares of Series C Preferred Stock rank with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution:

•	senior to shares of the Company’s common stock;
•	junior to the Company’s debt obligations;
•	junior to the Company’s outstanding Series B Preferred Stock;
•	pari passu to the Company’s outstanding Series D Preferred Stock (which was issued on August 29, 2018); and
•	effectively junior to the Company’s subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

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

Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”)

FCE FuelCell Energy Ltd. (“FCE Ltd.”), one of the Company’s indirect subsidiaries, has 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which are held by Enbridge, Inc. ("Enbridge"), which is a related party. The Company has guaranteed the obligations of FCE Ltd. under the Series 1 Preferred Shares.

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

Because the Series 1 Preferred Shares represent a mandatorily redeemable financial instrument, they are presented as a liability on the Consolidated Balance Sheet.

The Company made its scheduled payments of Cdn. $1.3 million during each of fiscal year 2018, 2017 and 2016.  The Company also recorded interest expense, which reflects the accretion of the fair value discount of approximately Cdn. $2.8 million, Cdn. $2.6 million and Cdn. $2.4 million, respectively.  As of October 31, 2018 and 2017, the carrying value of the Series 1 Preferred Shares was Cdn. $20.9 million ($15.9 million) and Cdn. $19.4 million ($15.1 million), respectively and is classified as preferred stock obligation of subsidiary on the Consolidated Balance Sheets.

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

•	Exchange Rights — A holder of Series 1 Preferred Shares has the right to exchange such shares for fully paid and non-assessable common stock of the Company at the following exchange prices:
•	Cdn. $1,664.52 per share of common stock after July 31, 2015 until July 31, 2020; and
•	at any time after July 31, 2020, at a price equal to 95% of the then current market price (in Cdn.$) of shares of common stock at the time of conversion.

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

For example, assuming the holder of the Series 1 Preferred Shares exercises its conversion rights after July 31, 2020 and assuming the common stock price is $0.85 (the common stock closing price on October 31, 2018) and an exchange rate of U.S. $1.00 to Cdn. $1.31 (exchange rate on October 31, 2018) at the time of conversion, the Company would be required to issue approximately 4,192,221 shares of its common stock.

Series B Preferred Stock

The Company has 105,875 shares of Series B Preferred Stock authorized for issuance. As of October 31, 2018 and 2017, there were 64,020 shares of Series B Preferred Stock issued and outstanding. The shares of Series B Preferred Stock and the shares of common stock issuable upon conversion of the shares of Series B Preferred Stock are covered by a registration rights agreement. The following is a summary of certain provisions of the Series B Preferred Stock.

Ranking.  Shares of Series B Preferred Stock rank with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution:

•	senior to shares of the Company’s common stock;
•	senior to shares of the Company’s Series C Preferred Stock;
•	senior to shares of the Company’s Series D Preferred Stock;
•	junior to the Company’s debt obligations; and
•	effectively junior to the Company’s subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

Dividends.  The Series B Preferred Stock pays cumulative annual dividends of $50.00 per share which are payable quarterly in arrears on February 15, May 15, August 15 and November 15. Dividends accumulate and are cumulative from the date of original issuance. Unpaid accumulated dividends do not bear interest.

The dividend rate is subject to upward adjustment as set forth in the Series B Certificate of Designation if the Company fails to pay, or to set apart funds to pay, any quarterly dividend on the Series B Preferred Stock. The dividend rate is also subject to upward adjustment as set forth in the Registration Rights Agreement entered into with the initial purchasers of the Series B Preferred Stock (the “Registration Rights Agreement”) if the Company fails to satisfy its registration obligations with respect to the Series B Preferred Stock (or the underlying common shares) under the Registration Rights Agreement.

No dividends or other distributions may be paid or set apart for payment on the Company’s common shares (other than a dividend payable solely in shares of a like or junior ranking) unless all accumulated and unpaid Series B Preferred Stock dividends have been paid or funds or shares of common stock have been set aside for payment of accumulated and unpaid Series B Preferred Stock dividends.

The dividend on the Series B Preferred Stock may be paid in cash; or at the option of the holder, in shares of the Company’s common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market. Dividends of $3.2 million were paid in cash in each of the years ended October 31, 2018, 2017 and 2016. There were no cumulative unpaid dividends as of October 31, 2018 and 2017.

Liquidation.  The holders of Series B Preferred Stock are entitled to receive, in the event that the Company is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000.00 per share plus all accumulated and unpaid dividends to the date of that liquidation, dissolution, or winding up (“Liquidation Preference”). Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including shares of the Company’s common stock. After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of the Company’s assets. As of October 31, 2018 and 2017, the Series B Preferred Stock had a Liquidation Preference of $64.0 million.

Conversion Rights.  Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 7.0922 shares of the Company’s common stock, which is equivalent to an initial conversion price of $141.00 per share plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Series B Certificate of Designation. The conversion rate is not adjusted for accumulated and unpaid dividends. If converted, holders of Series B Preferred Stock do not receive a cash payment for all accumulated and unpaid dividends; rather, all accumulated and unpaid dividends are canceled.

The Company may, at its option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of common stock that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if the closing price of its common stock exceeds 150% of the then prevailing conversion price ($141.00 per share as of October 31, 2018) for 20 trading days during any consecutive 30 trading day period, as described in the Series B Certificate of Designation.

If holders of Series B Preferred Stock elect to convert their shares in connection with certain fundamental changes, as defined in the Series B Certificate of Designation, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock upon conversion or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that shares of Series B Preferred Stock are converted into shares of the acquiring or surviving company, in each case as described in the Series B Certificate of Designation.

The adjustment of the conversion price is to prevent dilution of the interests of the holders of the Series B Preferred Stock from certain dilutive transactions with holders of common stock.

Redemption.  The Company does not have the option to redeem the shares of Series B Preferred Stock. However, holders of the Series B Preferred Stock can require the Company to redeem all or part of their shares at a redemption price equal to the Liquidation Preference of the shares to be redeemed in the case of a “fundamental change” (as described in the Series B Certificate of Designation).  A fundamental change will be deemed to have occurred if any of the following occurs:

•

any “person” or “group” is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of all classes of the Company’s capital stock then outstanding and normally entitled to vote in the election of directors;

•

during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors (together with any new directors whose election by the Company’s board of directors or whose nomination for election by the stockholders was approved by a vote of two-thirds of the Company’s directors then still in office who were either directors at the beginning of such period or whose election of nomination for election was previously so approved) cease for any reason to constitute a majority of the directors then in office;

•	the termination of trading of the Company’s common stock on The Nasdaq Stock Market and such shares are not approved for trading or quoted on any other U.S. securities exchange; or

•

the Company consolidates with or merges with or into another person or another person merges with or into the Company or the sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of the Company’s assets and certain of its subsidiaries, taken as a whole, to another person and, in the case of any such merger or consolidation, the Company’s securities that are outstanding immediately prior to such transaction and which represent 100% of the aggregate voting power of the Company’s voting stock are changed into or exchanged for cash, securities or property, unless pursuant to the transaction such securities are changed into securities of the surviving person that represent, immediately after such transaction, at least a majority of the aggregate voting power of the voting stock of the surviving person.

Notwithstanding the foregoing, holders of shares of Series B Preferred Stock will not have the right to require the Company to redeem their shares if:

•

the last reported sale price of shares of the Company’s common stock for any five trading days within the 10 consecutive trading days ending immediately before the later of the fundamental change or its announcement equaled or exceeded 105% of the conversion price of the shares of Series B Preferred Stock immediately before the fundamental change or announcement;

•

at least 90% of the consideration (excluding cash payments for fractional shares) and, in respect of dissenters’ appraisal rights, if the transaction constituting the fundamental change consists of shares of capital stock traded on a U.S. national securities exchange, or which will be so traded or quoted when issued or exchanged in connection with a fundamental change, and as a result of the transaction, shares of Series B Preferred Stock become convertible into such publicly traded securities; or

•	in the case of fundamental change event in the fourth bullet above, the transaction is affected solely to change the Company’s jurisdiction of incorporation.

The Company may, at its option, elect to pay the redemption price in cash or, in shares of the Company’s common stock valued at a discount of 5% from the market price of shares of the Company’s common stock, or any combination thereof. Notwithstanding the foregoing, the Company may only pay such redemption price in shares of the Company’s common stock that are registered under the Securities Act of 1933 and eligible for immediate sale in the public market by non-affiliates of the Company.

Voting Rights.  Holders of Series B Preferred Stock currently have no voting rights; however, holders may receive certain voting rights, as described in the Series B Certificate of Designation, if (1) dividends on any shares of Series B Preferred Stock, or any other class or series of stock ranking on a parity with the Series B Preferred Stock with respect to the payment of dividends, shall be in arrears for dividend periods, whether or not consecutive, for six calendar quarters or (2) the Company fails to pay the redemption price, plus accrued and unpaid dividends, if any, on the redemption date for shares of Series B Preferred Stock following a fundamental change.

So long as any shares of Series B Preferred Stock remain outstanding, the Company will not, without the consent of the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at the time (voting separately as a class with all other series of preferred stock, if any, on parity with the Series B Preferred Stock upon which like voting rights have been conferred and are exercisable) issue or increase the authorized amount of any class or series of shares ranking senior to the outstanding shares of the Series B Preferred Stock as to dividends or upon liquidation. In addition, the Company will not, subject to certain conditions, amend, alter or repeal provisions of the Company’s certificate of incorporation, including the Series B Certificate of Designation relating to the Series B Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely amend, alter or affect any power, preference or special right of the outstanding shares of Series B Preferred Stock or the holders thereof without the affirmative vote of not less than two-thirds of the issued and outstanding Series B Preferred Stock shares.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1 – August 31	1,929	$1.20	—	—
September 1 – September 30	—	—	—	—
October 1 – October 31	419	$1.09	—	—
Total	2,348	$1.18	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of each of the years in the five-year period ended October 31, 2018 have been derived from our audited consolidated financial statements together with the notes thereto. We have no discontinued operations.  The data set forth below is qualified by reference to, and should be read in conjunction with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

(Amounts presented in thousands, except for per share amounts)

	2018	2017	2016	2015	2014
Revenues:
Product	$52,490	$43,047	$62,563	$128,595	$136,842
Service and license	15,757	27,050	31,491	21,012	25,956
Generation	7,171	7,233	1,267	—	—
Advanced Technologies	14,019	18,336	12,931	13,470	17,495
Total revenues	89,437	95,666	108,252	163,077	180,293
Cost of revenues:
Product	54,504	49,843	63,474	118,530	126,866
Service and license	15,059	25,285	32,592	18,301	23,037
Generation	6,421	5,076	664	—	—
Advanced Technologies	10,360	12,728	11,879	13,470	16,664
Total cost of revenues	86,344	92,932	108,609	150,301	166,567
Gross profit (loss)	3,093	2,734	(357)	12,776	13,726
Operating expenses:
Administrative and selling expenses	24,908	25,916	25,150	24,226	22,797
Research and development costs	22,817	20,398	20,846	17,442	18,240
Restructuring expense	—	1,355	—	—	—
Total costs and expenses	47,725	47,669	45,996	41,668	41,037
Loss from operations	(44,632)	(44,935)	(46,353)	(28,892)	(27,311)
Interest expense	(9,055)	(9,171)	(4,958)	(2,960)	(3,561)
Other income (expense), net	3,338	247	622	2,442	(7,523)
Benefit (provision) for income tax	3,015	(44)	(519)	(274)	(488)
Net loss	(47,334)	(53,903)	(51,208)	(29,684)	(38,883)
Net loss attributable to noncontrolling interest	—	—	251	325	758
Net loss attributable to FuelCell Energy, Inc.	(47,334)	(53,903)	(50,957)	(29,359)	(38,125)
Series D Preferred stock redemption accretion	(2,075)	—	—	—	—
Series C Preferred stock deemed dividends	(9,559)	—	—	—	—
Series B Preferred stock dividends	(3,200)	(3,200)	(3,200)	(3,200)	(3,200)
Net loss to common stockholders	$(62,168)	$(57,103)	$(54,157)	$(32,559)	$(41,325)
Net loss to common stockholders
Basic	$(0.75)	$(1.14)	$(1.82)	$(1.33)	$(2.02)
Diluted	$(0.75)	$(1.14)	$(1.82)	$(1.33)	$(2.02)
Weighted average shares outstanding
Basic	82,754	49,915	29,774	24,514	20,474
Diluted	82,754	49,915	29,774	24,514	20,474

Consolidated Balance Sheet Data:

(Amounts presented in thousands, except for per share amounts)

	2018	2017	2016	2015	2014
Cash and cash equivalents (1)	$80,239	$87,448	$118,316	$85,740	$108,833
Working capital	70,182	105,432	150,206	129,010	141,970
Total current assets	130,303	203,510	202,204	203,898	217,031
Total assets	340,421	383,786	340,729	277,231	280,636
Total current liabilities	60,121	98,078	51,998	74,888	75,061
Total non-current liabilities	103,377	96,895	114,478	47,732	47,269
Redeemable preferred stock	94,729	87,557	59,857	59,857	59,857
Total equity	82,194	101,256	114,396	94,754	98,449
Book value per share (2)	$0.86	$1.46	$3.25	$3.65	$4.11
(1)	Includes short-term and long-term restricted cash and cash equivalents.
(2)	Calculated as total equity divided by common shares issued and outstanding as of the balance sheet date.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

FuelCell Energy is developing and delivering efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development of, install, operate and maintain megawatt-scale fuel cell systems, serving utilities and industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, as well as advancing development of solutions for carbon capture, local hydrogen production for transportation and industrial users, and long duration energy storage.  Our plants are operating in more than 50 locations on three continents and have generated more than 8.0 million megawatt hours (MWh) of electricity.

We provide comprehensive turn-key power generation solutions to our customers, including power plant installation, operations and maintenance under multi-year power purchase and service agreements. We both develop projects as well as sell equipment directly to customers, providing either a complete solution of engineering, installing and servicing the fuel cell power plant, or selling the power plant equipment and providing long-term maintenance only.  We offer to arrange financing structures that enable power users to benefit from the multitude of advantages of clean onsite power while avoiding an up-front capital investment. Utilizing long-term power purchase agreements (“PPAs”) or lease structures, the end-user of the power hosts the installation and only pays for power as it is delivered. For projects that we develop, the end user of the power typically enters into a PPA, and we have the option to either identify a project investor to purchase the power plant and assume the PPA, or retain the project and recognize electricity revenue ratably over the term of the PPA. We target large-scale power users with our megawatt-class installations.  To provide a frame of reference, one megawatt is adequate to continually power approximately 1,000 average sized U.S. homes.  Our customer base includes utility companies, municipalities, universities, hospitals, government entities and a variety of industrial and commercial enterprises. Our leading geographic markets are the United States and South Korea, and we are pursuing expanding opportunities in other countries around the world.

Our value proposition is to enable economic returns with clean, affordable, reliable and resilient fuel cell power plants that supply power where consumed. Our products can also be configured for carbon capture, energy recovery and storage applications. Our solutions are easy-to-site in populated areas as they are clean, operate quietly and without vibrations, and have only modest space requirements.  Fuel cells use an electrochemical process to convert a fuel source into electricity and heat in a highly efficient process that emits virtually no pollutants as the fuel is not burned, generating power that is almost wholly absent of criteria pollutants such as NOx that causes smog, SOx that contributes to acid rain, and particulate matter that can aggravate asthma.  Locating power generation near the point of use reduces reliance on the transmission grid, leading to enhanced energy security and power reliability.  Utilities can minimize or even avoid the cost of transmission or other infrastructure by adopting distributed generation, which saves their customers the cost of installing and maintaining transmission and also avoids the losses associated with transmitting electricity over great distances.  Our power plants provide electricity priced competitively to grid-delivered electricity in certain high cost regions, and our strategy is to continue to reduce costs, which we believe will lead to wider adoption.

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

Comparison of the Years Ended October 31, 2018 and 2017

Revenues and Costs of revenues

Our revenues and cost of revenues for the years ended October 31, 2018 and 2017 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2018	2017	$	%
Total revenues	$89,437	$95,666	$(6,229)	(7)%
Total costs of revenues	86,344	92,932	(6,588)	(7)%
Gross profit	$3,093	$2,734	$359	13%
Gross margin	3.5%	2.9%

Total revenues for the year ended October 31, 2018 decreased $6.2 million, or 7%, to $89.4 million from $95.7 million during the year ended October 31, 2017.  Total cost of revenues for the year ended October 31, 2018 decreased by $6.6 million, or 7%, to $86.3 million from $92.9 million during the year ended October 31, 2017. The Company's gross margin was 3.5% in fiscal year 2018, as compared to the prior year gross margin of 2.9%.  A discussion of the changes in product sales, service agreement and license revenues, Advanced Technologies contract revenues, and generation revenues follows. Refer to “Critical Accounting Policies and Estimates” for more information on revenue and cost of revenue classifications.

Product sales

Our product sales, cost of product sales and gross profit for the years ended October 31, 2018 and 2017 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2018	2017	$	%
Product sales	$52,490	$43,047	$9,443	22%
Cost of product sales	54,504	49,843	4,661	9%
Gross loss from product sales	$(2,014)	$(6,796)	$4,782	70%
Product sales gross margin	(3.8)%	(15.8)%

Product revenues for the year ended October 31, 2018 included $49.4 million of power plant revenue and $3.1 million of revenue related to engineering and construction services. This is compared to product revenues for the year ended October 31, 2017, which included $41.0 million of power plant revenue and $2.0 million of revenue related to engineering and construction services.

The increase in product revenues for the year ended October 31, 2018 when compared to the prior year period was primarily due to the 20 MW order from Hanyang Industrial Development Co., Ltd (“HYD”), pursuant to which we provided equipment to HYD for a fuel cell project with Korea Southern Power Co., Ltd. (“KOSPO”). Shipments began in the fourth quarter of fiscal 2017, which resulted in $38.5 million in revenue recorded in the prior year, and were completed in the first quarter of fiscal 2018, which resulted in $28.5 million in revenue recorded in fiscal year 2018. The Company completed commissioning the plant in the third quarter of fiscal 2018.  The Company also completed the sale of certain project assets, including a 2.8 MW plant at the City of Tulare and a 1.4 MW plant at Trinity College.

Cost of product revenues increased $4.7 million for the year ended October 31, 2018 to $54.5 million, compared to $49.8 million in the same period in the prior year.  Overall gross loss from product revenues was $2.0 million for the year ended October 31, 2018 compared to gross loss of $6.8 million in the prior year comparable period.  Gross loss decreased from the prior year period due primarily to the favorable margins realized for the HYD contract and the sale of certain project assets.  Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes of approximately 25 MW in each fiscal year.

As of October 31, 2018, product sales backlog totaled approximately $1.0 thousand compared to $31.3 million as of October 31, 2017.

Service and license revenues

Our service agreements and license revenues and associated cost of revenues for the years ended October 31, 2018 and 2017 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2018	2017	$	%
Service and license revenues	$15,757	$27,050	$(11,293)	(42)%
Cost of service and license revenues	15,059	25,285	(10,226)	(40)%
Gross profit from service and license revenues	$698	$1,765	$(1,067)	60%
Service and license revenues gross margin	4.4%	6.5%

Revenues for the year ended October 31, 2018 from service agreements and license fee and royalty agreements decreased $11.3 million to $15.8 million from $27.1 million for the year ended October 31, 2017.  Service agreement revenue decreased from the year ended October 31, 2017 primarily due to lower revenue from fewer module replacements in the year ended October 31, 2018 as compared to the same period in the prior year. Revenue from license, royalty and material management fees decreased to $2.2 million for the year ended October 31, 2018 from $2.7 million for the prior year period due to lower royalties recognized.

Cost of service and license revenues decreased $10.2 million to $15.1 million for the year ended October 31, 2018 from $25.3 million for the year ended October 31, 2017.  Cost of service agreements includes maintenance and operating costs, module exchanges, and performance guarantees.  The decrease over the prior year period relates to lower expenses associated with module replacements and lower operating costs in the year ended October 31, 2018.

Overall gross profit from service and license revenues was $0.7 million for the year ended October 31, 2018. The overall gross margin percentage of 4.4 percent for the year ended October 31, 2018 compared to 6.5 percent in the prior year period.  Service margins were negatively impacted by, among other immaterial factors, costs associated with a terminated legacy service contract during the year ended October 31, 2018.

As of October 31, 2018, service backlog totaled approximately $316.0 million compared to $182.3 million as of October 31, 2017.  Service backlog does not include future royalties or license revenues.  This backlog is for service agreements of up to twenty years and is expected to generate positive margins and cash flows based on current estimates.

Generation revenues

	Years Ended October 31,		Change
(dollars in thousands)	2018	2017	$	%
Generation revenues	$7,171	$7,233	$(62)	(1)%
Cost of generation revenues	6,421	5,076	1,345	26%
Gross profit from generation revenues	$750	$2,157	$(1,407)	(65)%
Generation revenues gross margin	10.5%	29.8%

Revenues for the year ended October 31, 2018 from generation totaled $7.2 million, which is generally consistent with revenues for the year ended October 31, 2017.  Generation revenues for the years ended October 31, 2018 and 2017 reflects revenue from electricity generated from the Company’s PPAs.  Cost of generation revenues totaled $6.4 million in the year ended October 31, 2018, compared to $5.1 million for the comparable prior year period.  The decrease in gross profit from generation revenues was primarily a result of the $0.5 million impairment of a 1.4 MW project in development that was terminated in fiscal year 2018 and higher maintenance activities at certain installations that occurred in the first half of 2018. Cost of generation revenues included depreciation of approximately $4.1 million for each of the years ended October 31, 2018 and 2017. The Company had 11.2 MW of operating power plants in its portfolio for both periods presented.

As of October 31, 2018, generation backlog totaled approximately $839.5 million compared to $296.3 million as of October 31, 2017.

Advanced Technologies contracts

Advanced Technologies contracts revenue and related costs for the years ended October 31, 2018 and 2017 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2018	2017	$	%
Advanced Technologies contracts	$14,019	$18,336	$(4,317)	(24)%
Cost of Advanced Technologies contracts	10,360	12,728	(2,368)	(19)%
Gross profit	$3,659	$5,608	$(1,949)	(35)%
Advanced Technologies contracts gross margin	26.1%	30.6%

Advanced Technologies contract revenue for the year ended October 31, 2018 was $14.0 million, which reflects a decrease of $4.3 million when compared to $18.3 million of revenue for the year ended October 31, 2017.  Advanced Technologies contract revenue was lower for the year ended October 31, 2018 primarily due to the timing of project activity under existing contracts.  Cost of Advanced Technologies contract revenues decreased $2.4 million to $10.4 million for the year ended October 31, 2018, compared to $12.7 million for the same period in the prior year.  Advanced Technologies contracts for the year ended October 31, 2018 generated a gross profit of $3.7 million compared to a gross profit of $5.6 million for the year ended October 31, 2017.  The decrease in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the year ended October 31, 2018, particularly a lower proportion related to private industry contracts.

At October 31, 2018, Advanced Technologies contract backlog totaled approximately $32.4 million compared to $44.3 million at October 31, 2017.

Administrative and selling expenses

Administrative and selling expenses were $24.9 million and $25.9 million for the years ended October 31, 2018 and 2017, respectively.  The decrease from the prior year period relates to lower compensation expense offset marginally by higher professional related expenditures and business development activities during the year ended October 31, 2018.

Research and development expenses

Research and development expenses increased to $22.8 million for the year ended October 31, 2018 compared to $20.4 million during the year ended October 31, 2017.  The increase from the prior year period is primarily due to timing of research and development activities related to new products including the SureSource 4000.

Restructuring expense

Restructuring expense of $1.4 million was recorded for the year ended October 31, 2017, relating to personnel separation costs from the business restructuring that was undertaken to reduce costs and align production levels with the level of production needs at the time. There were no restructuring activities for the year ended October 31, 2018.

Loss from operations

Loss from operations for the year ended October 31, 2018 was $44.6 million compared to $44.9 million for the year ended October 31, 2017.  The decrease was due to higher gross profit realized for the year ended October 31, 2018, lower administrative and selling expense and the lack of restructuring expense during the year ended October 31, 2018.  This was offset by increased research and development expenses.

Interest expense

Interest expense for the years ended October 31, 2018 and 2017 was $9.1 million and $9.2 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules and interest expense related to sale-leaseback transactions. The interest expense for the years ended October 31, 2018 and 2017 includes interest for the accretion of the redeemable preferred stock of a subsidiary fair value discount of $2.2 million and $2.0 million, respectively.

Other income, net

Other income, net, was $3.3 million for the year ended October 31, 2018 compared to other income, net of $0.2 million for the year ended October 31, 2017.  The other income, net for both periods presented includes foreign exchange gains (losses) related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary. For the year ended October 31, 2018, foreign exchange gain was realized on payments and unbilled receivable balances denominated in South Korean Won for the HYD contract. Refundable research and development tax credits for the years ended October 31, 2018 and 2017 were $0.6 million and $0.9 million, respectively.

Benefit (provision) for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  The Company recorded an income tax benefit totaling $3.0 million for the year ended October 31, 2018 compared to income tax expense of $0.04 million for the year ended October 31, 2017.  The income tax benefit for the year ended October 31, 2018 primarily related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018, which resulted in a deferred tax benefit of $1.0 million primarily related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the NOL the Company generated in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.

As of October 31, 2018, we had $799.9 million of federal NOL carryforwards that expire in the years 2019 through 2037 and $410.2 million in state NOL carryforwards that expire in the years 2019 through 2037.  Additionally, we had $8.3 million of state tax credits available that expire from tax years 2018 to 2037.

Series D preferred stock redemption accretion

The Series D Preferred Stock redemption accretion of $2.1 million for the year ended October 31, 2018 reflects the accretion of the difference between the carrying value and the amount that would be redeemed should stockholder approval not be obtained for common stock issuance equal to 20% or more of the Company’s outstanding voting stock as of the date of issuance of the Series D Preferred Stock.   In the event that the Company is unable to obtain such stockholder approval and is therefore prohibited from issuing shares of common stock as a result of this limitation

(the “Exchange Cap Shares”) to a holder of Series D Preferred Stock at any time after April 30, 2019, the Company shall pay cash to such holder in exchange for the redemption of such number of Series D Preferred Shares held by such holder that are not convertible into such Exchange Cap Shares at a price equal to the product of  (i) such number of Exchange Cap Shares and (ii) the closing sale price on the trading day immediately preceding the date such holder delivers the applicable conversion notice with respect to such Exchange Cap Shares to the Company.

Series C preferred stock deemed dividends

Installment conversions occurring prior to August 27, 2018 in which the conversion price was below the initial conversion price of $1.84 per share and installment conversions occurring between August 27, 2018 and October 31, 2018 in which the conversion price was below the adjusted conversion price of $1.50 per share resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares.  Installment conversions during the year ended October 31, 2018 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $9.6 million.  There were no deemed dividends recorded for the year ended October 31, 2017 since the Series C Preferred Shares were not issued until September 2017 and installment conversions started in October 2017.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Series B preferred stock dividends

Dividends recorded and paid on the Series B Preferred Stock were $3.2 million in each of the years ended October 31, 2018 and 2017.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the Series D Preferred Stock redemption accretion, preferred stock deemed dividends on the Series C Preferred Stock and the preferred stock dividends on the Series B Preferred Stock.  For the years ended October 31, 2018 and 2017, net loss attributable to common stockholders was $62.2 million and $57.1 million, respectively, and loss per common share was $0.75 and $1.14, respectively.

Comparison of the Years Ended October 31, 2017 and 2016

Revenues and Costs of revenues

Our revenues and cost of revenues for the years ended October 31, 2017 and 2016 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2017	2016	$	%
Total revenues	$95,666	$108,252	$(12,586)	(12)%
Total costs of revenues	$92,932	$108,609	(15,677)	(14)%
Gross profit (loss)	$2,734	$(357)	$3,091	866%
Gross margin	2.9%	(0.3)%

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

Product sales

Our product sales, cost of product sales and gross profit for the years ended October 31, 2017 and 2016 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2017	2016\	$	%
Product sales	$43,047	$62,563	$(19,516)	(31)%
Cost of product sales	49,843	63,474	(13,631)	(21)%
Gross loss profit from product sales	$(6,796)	$(911)	$(5,885)	(646)%
Product sales gross margin	(15.8)%	(1.5)%

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

The decline in revenue during the period was due primarily to lower revenue from POSCO Energy due to (i) the lack of kit sales for the year ended October 31, 2017 as the Company’s multi-year kit order with POSCO Energy concluded at the end of fiscal year 2016 and (ii) the transition to a royalty-only based model.  The Company is entitled to receive a 3.0% royalty on POSCO Energy net product sales manufactured in South Korea as well as a royalty on each scheduled fuel cell module replacement under service agreements for modules that were built by POSCO Energy. Also contributing to the decline in revenue over the comparable period was the increase in instances in which the Company installs power plants for customers that have executed PPAs.  The power plants are recognized as “Project assets” on the Consolidated Balance Sheets and generation revenue is recognized as earned over the life of the PPA or as a product sale in the event the Company sells the entire project (service agreement revenues would accompany a product sale).  The decrease in kit revenue was partially offset by an increase in power plant revenue primarily relating to the 20 MW order from HYD of which a substantial portion of revenue had been recorded for the delivered components.

Cost of product sales decreased $13.7 million for the year ended October 31, 2017, to $49.8 million compared to $63.5 million in the prior year period.  The decrease in cost of sales in fiscal year 2017 was driven by lower overall product volume which included no kit sales during the fiscal year and retention of project assets on the balance sheet rather than sales to end customers or investors.  Cost of product sales includes costs to design, engineer, manufacture and ship our power plants and power plant components to customers, site engineering and construction costs where we are responsible for power plant system installation, costs for assembly and conditioning equipment sold to POSCO Energy, warranty expense and inventory excess and obsolescence charges.  The decrease in product sales gross margin was primarily due to lower manufacturing production for the year ended October 31, 2017 resulting in a higher level of under-absorbed fixed costs.

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

Revenues for the year ended October 31, 2017 from service agreements and license fee and royalty agreements totaled $27.1 million, compared to $31.5 million for the prior year.  The decrease related primarily to fewer module exchanges under service agreements performed in 2017.  Revenue for license fee and royalty agreements totaled $2.7 million and $6.2 million for the years ended October 31, 2017 and 2016, respectively, due to lower royalties recognized.  The Company’s license and royalty agreements with POSCO Energy included a minimum royalty which expired in December 2016.

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

As of October 31, 2017, service backlog totaled approximately $182.3 million compared to $204.8 million as of October 31, 2016.  Service backlog does not include future royalties or license revenues.  This backlog was for service agreements of up to twenty years and is expected to generate positive margins and cash flows based on then current estimates.

Generation revenues

Generation revenue and related costs for the years ended October 31, 2017 and 2016 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2017	2016	$	%
Generation revenues	$7,233	$1,267	$5,966	471%
Cost of generation revenues	5,076	664	4,412	664%
Generation revenues gross profit	$2,157	$603	$1,554	258%
Generation revenues gross margin	29.8%	47.6%

Revenues for the year ended October 31, 2017 from generation totaled $7.2 million, compared to $1.3 million for the prior year period.  Revenues for the year ended October 31, 2017 reflected revenue from electricity generated pursuant to the Company’s PPAs. Cost of generation totaled $5.1 million for the year ended October 31, 2017, compared to $0.7 million for the prior year period.  Gross profit from generation revenues increased to $2.2 million for the year ended October 31, 2017, compared to $0.6 million for the prior year period.  The increases represented the growth in the Company’s operating portfolio.  The reduction in generation revenues gross margin percentage was the result of higher costs and lower revenues from electricity generation on certain plants during the initial startup operation period.  As of October 31, 2017, the Company had 11.2 MW of operating power plants in its portfolio.

As of October 31, 2017, generation backlog totaled approximately $296.3 million compared to $142.5 million as of October 31, 2016.

Advanced Technologies contracts

Advanced Technologies contracts revenue and related costs for the years ended October 31, 2017 and 2016 were as follows:

	Years Ended October 31,		Change
(dollars in thousands)	2017	2016	$	%
Advanced Technologies contracts	$18,336	$12,931	$5,405	42%
Cost of Advanced Technologies contracts	12,728	11,879	849	7%
Advanced Technologies contracts gross profit	$5,608	$1,052	$4,556	433%
Advanced Technologies contracts gross margin	30.6%	8.1%

Advanced Technologies contracts revenue for the year ended October 31, 2017 was $18.3 million, representing an increase of $5.4 million compared to $12.9 million of revenue for the year ended October 31, 2016.  Cost of Advanced Technologies contracts increased to $12.7 million for the year ended October 31, 2017, compared to $11.9 million for the prior year.  Gross profit from Advanced Technologies contracts for the year ended October 31, 2017 was $5.6 million compared to $1.1 million for the year ended October 31, 2016, and gross margin was 30.6% for the year ended October 31, 2017 compared to 8.1% during the prior year period.  The increase in gross margin was related to the timing and mix of contracts then being performed, particularly a higher proportion related to private industry contracts.

At October 31, 2017, Advanced Technologies contract backlog totaled approximately $44.3 million compared to $60.1 million at October 31, 2016.

Administrative and selling expenses

Administrative and selling expenses were $25.9 million for the year ended October 31, 2017 compared to $25.2 million for the year ended October 31, 2016.  The increase resulted primarily from higher business development costs incurred.  Business development costs may vary from period to period depending on the nature and frequency of customer and state-level requests for proposals.

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

Interest expense

Interest expense for the years ended October 31, 2017 and 2016 was $9.2 million and $5.0 million, respectively.  The increase resulted from borrowings under the Company's Loan and Security Agreement with Hercules and interest expense related to sale-leaseback transactions recorded under the finance method.  The interest expense for the years ended October 31, 2017 and 2016 includes interest for the amortization of the redeemable preferred stock of a subsidiary fair value discount of $2.0 million and $1.8 million, respectively.

Other income, net

Other income, net, was $0.2 million for the year ended October 31, 2017 compared to other income, net of $0.6 million for the year ended October 31, 2016. Unrealized foreign exchange (losses) gains aggregated to ($0.7) million and $0.1 million in fiscal years 2017 and 2016, respectively, which primarily related to the preferred stock obligation of our Canadian subsidiary, FCE Ltd. FCE Ltd.'s functional currency is U.S. dollars, while the preferred stock obligation is payable in Canadian dollars.  Refundable research and development tax credits for the years ended October 31, 2017 and 2016 were $0.9 million and $0.4 million, respectively.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses (“NOLs”), although we have paid income taxes in South Korea. For the year ended October 31, 2017, our provision for income taxes was $0.04 million, compared to $0.5 million in the prior year.  We cannot estimate when production volumes will be sufficient to generate taxable domestic income. Accordingly, as of October 31, 2017, no tax benefit had been recognized for these NOLs or other deferred tax assets as significant uncertainty existed surrounding the recoverability of these deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018, we believe that our cash, cash equivalents on hand, cash flows from operating activities, availability under our loan facilities and access to debt and capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

We expect to maintain appropriate cash and debt levels based upon our expected cash requirements for operations, capital expenditures, construction of project assets and principal, interest and dividend payments.  In the future, we may also engage in additional debt or equity financings, including project specific debt financings under existing and new facilities.  We believe that, when necessary, we will have adequate access to the capital markets, although the timing, size and terms of any financing will depend on multiple factors, including market conditions, future order flow and the need to adjust production capacity.  There can be no assurance that we will be able to raise additional capital at the times, in the amounts, or on the terms required for the implementation of our business plan and strategy. In addition, our capital-intensive business model of building generation assets increases the risk that we will be unable to successfully implement our plans, particularly if we do not raise additional capital in the amounts required. If we are unable to raise additional capital at the times or in the amounts required, or on terms favorable to us, our growth potential may be adversely affected and we may have to modify our plans which could include restructuring, workforce reductions, change in production volumes and asset or intellectual property sales. If these strategies are not successful, we may be required to delay, reduce and/or cease our operations.

Cash and cash equivalents including restricted cash totaled $80.2 million as of October 31, 2018 compared to $87.4 million as of October 31, 2017.  As of October 31, 2018:

•	Unrestricted cash and cash equivalents was $39.3 million compared to $49.3 million as of October 31, 2017.
•

Restricted cash and cash equivalents was $40.9 million, of which $5.8 million was classified as current and $35.1 million was classified as non-current, compared to $38.1 million of total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

Subsequent to fiscal year end, as of December 31, 2018, cash and cash equivalents including restricted cash and cash equivalents totaled $74.9  million. Unrestricted cash and cash equivalents was $34.7 million and restricted cash and cash equivalents was $40.2 million.

In addition to the cash and cash equivalents described above, the Company has $90.0 million of availability under its project finance loan agreement with Generate Lending, LLC (“Lender” or “Generate Lending”). On December 21, 2018, the Company, through its indirect wholly-owned subsidiary FuelCell Energy Finance II, LLC (“FCEF II” or “Borrower”), entered into a Construction Loan Agreement (the “Agreement” or the “Generate Lending Construction Loan Agreement”) with Generate Lending pursuant to which Generate Lending agreed (the “Commitment”) to make available to FCEF II a credit facility in an aggregate principal amount of up to $100.0 million and, subject to further Lender approval and available capital, up to $300.0 million if requested by the Company (the “Facility”) to fund the manufacture, construction, installation, commissioning and start-up of stationary fuel cell projects to be developed by the Company on behalf of Borrower during the Availability Period (as defined below and in the Agreement). Fuel cell projects must meet certain conditions to be determined to be “Approved Projects” under the Facility. The Facility will be comprised of multiple loans to individual Approved Projects (each, a “Working Capital Loan”). Each Working Capital Loan will be sized to the lesser of (i) 100% of the construction budget and (ii) the invested amount that allows Lender to achieve a 10% unlevered, after-tax inefficient internal rate of return. Approved Projects will be funded on a cost incurred basis. FCEF II or the Company will contribute any additional equity required to construct an Approved Project on a pari-passu basis with the Working Capital Loans.  The Commitment to provide Working Capital Loans will remain in place for thirty-six months from the date of the Agreement (the “Availability Period”). Working Capital Loans borrowed during the Availability Period for Approved Projects may be outstanding until the achievement of an Approved Project’s Commercial Operation Date, to the extent that such date is after the Availability Period. Interest will accrue at 9.5% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month.

The initial draw amount under the Facility, funded at closing, was $10 million. The initial draw reflects loan advances for the first Approved Project under the Facility, the Bolthouse Farms 5 MW project in California. Additional drawdowns are expected to take place as the Company completes certain project milestones. The Company expects to use this Facility to fund the construction of its utility-scale backlog, including the three projects totaling 39.8 MW with LIPA (as defined below) and the two projects awarded pursuant to the Connecticut DEEP RFP, totaling 22.2 MW.

The Company continues to work with the Connecticut Green Bank to source financing for the construction of the 7.4 MW plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, CT and the 3.7 MW Triangle Street project in Danbury, CT as well as the acquisition of the 14.9 MW Bridgeport fuel cell park from Dominion Energy. These financings are expected to close in early 2019.

As previously disclosed, on July 30, 2014, the Company’s wholly owned subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”), entered into a loan agreement (the “Loan Agreement”) with NRG Energy, Inc. (“NRG”) pursuant to which NRG extended a $40 million revolving construction and term financing facility (the “Loan Facility”) to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. On December 13, 2018, FuelCell Finance’s wholly owned subsidiary, Central CA Fuel Cell 2, LLC, drew a construction loan advance of $5.8 million under the Loan Facility. This advance will be used to support the completion of construction of the 2.8 MW Tulare BioMAT project in California. This plant is expected to meet its commercial operations date (“COD”) in March 2019.  In conjunction with the December 13, 2018 draw, FuelCell Finance and NRG entered into an amendment to the Loan Agreement (the “Amendment”) to revise the definitions of the terms “Maturity Date” and “Project Draw Period” under the Loan Agreement and to make other related revisions.  Prior to the Amendment, FuelCell Finance and its subsidiaries were able to request draws under the Loan Facility through July 30, 2019 and the Maturity Date of each note under the Loan Facility was five years after the first disbursement under such note.  Pursuant to the Amendment, FuelCell Finance and its subsidiaries were able to request draws only through December 31, 2018 and the Maturity Date of each note is the earlier of (a) March 31, 2019 and (b) the COD (commercial operation date or substantial completion date, as applicable) with respect to the fuel cell project owned by the borrower under such note.  There are currently no other drawdowns or outstanding balances under the Loan Facility.

In addition, we have an effective shelf registration statement on file with the SEC for issuance of equity and debt securities.

On June 13, 2018, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which the Company, from time to time, may offer and sell shares of its common stock having an aggregate offering price of up to $50,000,000 through the Agents. Under the Sales Agreement, the Agent making the sales is entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. Since entering into the Sales Agreement, the Company sold 5.7 million shares of the Company’s common stock at prevailing market prices under the Sales Agreement and received gross proceeds of $8.0 million and paid $0.9 million of fees and commissions.

On August 27, 2018, the Company entered into an Underwriting Agreement with Oppenheimer & Co. Inc. (the “Underwriter”), relating to an underwritten offering (the “Offering”) of the Series D Preferred Shares.  Subject to the terms and conditions contained in the Underwriting Agreement, the Underwriter agreed to purchase, and the Company agreed to sell, 30,680 Series D Preferred Shares, initially convertible into 22,231,884 shares of the Company’s common stock (without regard to any limitation on conversion set forth in the Series D Certificate of Designation) at an initial conversion price of $1.38 per share, subject to certain adjustments.  The Offering closed on August 29, 2018.  The net proceeds to the Company from the sale of the Series D Preferred Stock, after deducting the underwriting discounts and commissions and Offering expenses payable by the Company, was $25.3 million.  The Company intends to use, and has been using, the net proceeds of the Offering for working capital, project financing, and general corporate purposes.

During fiscal year 2017, the Company completed an equity capital raise, which included the issuance of warrants. If all remaining warrants related to this equity offering are exercised in periods subsequent to October 31, 2018, the Company could receive additional cash proceeds of up to $18.5 million.

The Company’s future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios and cost reductions necessary to achieve profitable operations.  To grow our generation portfolio, the Company will invest in developing and building turn-key fuel cell projects which will be owned by the Company and classified as project assets on the balance sheet. This strategy requires liquidity and is expected to continue to have increasing liquidity requirements as project sizes increase. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital, availability under our construction financing facilities or other financing arrangements. Delays in construction progress or in completing financing or the sale of our projects may impact our liquidity.

Our operating portfolio (11.2 MW as of October 31, 2018) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate $7 - $8 million per year in annual revenue. The Company plans to continue to grow this portfolio while also selling projects to investors.  As of October 31, 2018, the Company had an additional 43.3 MW under development and construction, which projects are expected to generate operating cash flows in future periods. These totals do not include the 39.8 MW Long Island Power Authority (“LIPA”) project awards, which are not yet in backlog. Including the LIPA awards, the projects in process totaled 83.1 MW as of October 31, 2018.  We expect these projects, which include the LIPA awards, to generate an additional $70 - $80 million of annual recurring revenue once they become operational. Retaining long-term cash flow positive projects combined with our service fleet reduces reliance on new project sales to achieve cash flow positive operations. We have worked with financial institutions to secure long-term debt and sale-leasebacks for our project asset portfolio as well as Generate Lending and NRG for construction period financing.  As of October 31, 2018, we have financed four projects through sale-leaseback transactions.  As of October 31, 2018, total financing obligations and debt outstanding related to project assets was $46.1 million. Our operating portfolio provides the Company with the full benefit of future cash flows.

The following table summarizes our operating portfolio as of October 31, 2018:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
		Total MW Operating:	11.2

The following table summarizes projects in process as of October 31, 2018:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Estimated Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Triangle St	Danbury, CT	Eversource (CT Utility)	3.7	Q1 '19	Tariff
Tulare BioMAT	Tulare, CA	PG&E CA (CA Utility)	2.8	Q2 '19	20
Bolthouse Farms	Bakersfield, CA	Bolthouse Farms (Campbell's)	5.0	Q3 '19	20
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	Q4 '19	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.2	Q3 '20	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q3 '20	20
LIPA 2	Long Island, NY	PSEG / LIPA, LI NY (Utility)	18.5	Q4 '20	20
LIPA 3	Long Island, NY	PSEG / LIPA, LI NY (Utility)	13.9	Q1 '21	20
CT RFP-1	Hartford, CT	Eversource (CT Utility)	7.4	Q4 '21	20
CT RFP-2	Derby, CT	United Illuminating (CT Utility)	14.8	Q2 '21	20
		Total MW in Process:	83.1

The Company had a contract backlog totaling approximately $1.2 billion as of October 31, 2018.  The Company also had project awards with respect to 39.8 MW of LIPA projects totaling an additional $792.5 million, resulting in total backlog and awards of approximately $2.0 billion as of October 31, 2018. On December 19, 2018, one LIPA PPA totaling 7.4 MW was executed and was included in backlog. The remaining PPAs are expected to be executed in the first half of fiscal year 2019.

On August 28, 2018, the Company sold a 1.4 MW project previously classified as Generation backlog.  The Company also executed a service agreement with the customer, which was added to backlog as of October 31, 2018. The services backlog will be recognized as recurring revenue over the 15-year project term of our service agreement.

Backlog by revenue category is as follows:

•

Services backlog totaled $316.0 million as of October 31, 2018 compared to $182.3 million as of October 31, 2017.  Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements.

•

Generation backlog totaled $839.5 million as of October 31, 2018 compared to $296.3 million as of October 31, 2017.  Generation backlog represents future contracted energy sales under contracted PPAs between the Company and the end-user of the power.

•	Product sales backlog totaled $1.0 thousand as of October 31, 2018 compared to $31.3 million as of October 31, 2017.
•	Advanced Technologies contract backlog totaled $32.4 million as of October 31, 2018 compared to $44.3 million as of October 31, 2017.

Backlog represents definitive agreements executed by the Company and our customers. Projects with respect to which the Company intends to retain ownership are included in generation backlog, which represents future revenue under long-term PPAs. Projects sold to customers (and not retained by the Company) are included in product sales and service backlog. Project awards referenced by the Company are notifications that the Company has been selected, typically through a competitive bidding process, to enter into definitive agreements. These awards have been publicly disclosed.  The Company is working to enter into definitive agreements with respect to these project awards and, upon execution of a definitive agreement with respect to a project award, that project award will become backlog. Project awards that were not included in backlog as of October 31, 2018 include the 39.8 MW LIPA project awards (which are expected to become generation backlog). These awards in total represent approximately $792.5 million of future revenue potential over the life of the projects, assuming the Company retains ownership of the projects.  If the Company were to sell such projects, the backlog amount would be decreased (in an amount determined by the negotiated sales price at the time of sale) and would consist of product sales to be recognized over a one to two year period and service revenue to be recognized over a twenty year term.

Factors that may impact our liquidity in fiscal year 2019 and beyond include:

•

Timing of project awards and factory production rate. The Company bids on large projects in diverse markets that can have long decision cycles and uncertain outcomes.  The Company manages production rate based on expected demand and projects schedules. Changes to production rate take time to implement. In fiscal 2018, the Company began to increase its production rate from a level of 25 MW and as of December 31, 2018 the production run-rate was approximately 35 MW on an annualized basis.

•

As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit, bonding or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•

The amount of accounts receivable as of October 31, 2018 and October 31, 2017 was $32.4 million ($9.4 million of which is classified as “Other assets”) and $81.3 million ($12.8 million of which is classified as “Other assets”), respectively. Included in accounts receivable as of October 31, 2018 and October 31, 2017 was $23.1 million and $38.3 million, respectively, of unbilled accounts receivable. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of October 31, 2018 and October 31, 2017 was $53.6 million and $74.5 million, respectively, which includes work in process inventory totaling $29.1 million and $54.4 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment.  As we continue to execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•

The amount of total project assets as of October 31, 2018 and October 31, 2017 was $99.6 million and $73.0 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are either operating and producing revenue or under construction.  Project assets as of October 31, 2018 consisted of $28.6 million of completed installations currently operating and $71.0 million of projects in development.  As of October 31, 2018, we had 11.2 MW of our operating project assets that generated $7.2 million of revenue in fiscal 2018.  Also, as of October 31, 2018, the Company had an additional 83.1 MW under development and construction, some of which is expected to generate operating cash flows in fiscal year 2019. We expect this portfolio to continue to grow.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of October 31, 2018, we had pledged approximately $40.9 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

•

For fiscal year 2019, we forecast capital expenditures in the range of $2.0 to $4.0 million compared to $10.0 million in fiscal year 2018.  Capital expenditures for fiscal year 2019 reflect maintenance capital expenditures.  Over the past two years, we have completed the expansion of our 65,000 square foot manufacturing facility in Torrington, Connecticut by adding approximately 102,000 square feet for a total size of 167,000 square feet.  Initially, this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings.  Investments in 2019 are expected to include finalizing the addition of module conditioning capacity to our Torrington facility. Commissioning is expected to be completed in the first quarter of fiscal year 2019, leading to expected logistics, time and cost savings as modules are currently shipped to our Danbury, Connecticut facility for conditioning.

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $80.2 million as of October 31, 2018 compared to $87.4 million as of October 31, 2017.  As of October 31, 2018, restricted cash and cash equivalents was $40.9 million, of which $5.8 million was classified as current and $35.1 million was classified as non-current, compared to $38.1 million total restricted cash and cash equivalents as of October 31, 2017, of which $4.6 million was classified as current and $33.5 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	2018	2017	2016
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$16,322	$(71,845)	$(46,595)
Net cash used in investing activities	(51,260)	(31,444)	(41,452)
Net cash provided by financing activities	27,717	72,292	120,658
Effects on cash from changes in foreign currency rates	12	129	(35)
Net (decrease) increase in cash and cash equivalents	$(7,209)	$(30,868)	$32,576

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash provided by operating activities was $16.3 million during fiscal year 2018 compared to $71.8 million used in operating activities during fiscal year 2017.

Net cash provided by operating activities during fiscal year 2018 was primarily the result of decreases in accounts receivable of $48.7 million, inventories of $31.7 million, deferred revenue of $1.3 million and net non-cash activity of $15.4 million.  Accounts receivable and inventory decreased primarily as a result of cash received and inventory delivered under the HYD contract.  The amounts were offset by the net loss of $47.3 million for fiscal year 2018, decreases in accounts payable of $19.8 million and accrued liabilities of $11.3 million, and an increase in other assets of $2.3 million.

Net cash used in operating activities during fiscal year 2017 was primarily a result of the net loss of $53.9 million, increases in accounts receivable of $51.3 million and inventory of $8.0 million, and decreases in accrued liabilities of $2.3 million and deferred revenue of $0.9 million.  The decreases were offset by non-cash activity of $20.2 million and an increase in accounts payable of $25.0 million.

Investing Activities – Net cash used in investing activities was $51.3 million during fiscal year 2018 compared to net cash used in investing activities of $31.4 million during fiscal year 2017.

Net cash used in investing activities during fiscal year 2018 included a $41.2 million investment in project assets to expand our operating portfolio and $10.0 million for capital expenditures.

Net cash used in investing activities during fiscal year 2017 included a $19.7 million investment in project assets to expand our operating portfolio and $12.4 million for capital expenditures which was primarily for the substantial completion of the Torrington facility expansion.  Net cash used for the year was offset by cash received in connection with an asset acquisition of $0.6 million.

Financing Activities - Net cash provided by financing activities was $27.7 million during fiscal year 2018 compared to $72.3 million in fiscal year 2017.

Net cash provided by financing activities during fiscal year 2018 resulted from net proceeds of $25.3 million received in connection with the offering and issuance of Series D Preferred Stock, the receipt of $13.1 million under the amended Hercules Loan and Security Agreement and net proceeds received of $10.5 million from warrant exercises and sales of our common stock under the Sales Agreement offset by cash payments of $16.6 million primarily relating to repayments under the Hercules Loan and Security Agreement and the payment of preferred dividends and the return of capital of $4.2 million.

Net cash provided by financing activities during fiscal year 2017 included net proceeds received from the issuance of preferred shares of $27.9 million, cash received from a common stock offering of $14.2 million, cash received from warrant exercises of $12.7 million, and net proceeds from open market sales of common stock of $12.6 million.  Net cash provided by financing activities also included $17.9 million of net proceeds from debt primarily relating to a sale-leaseback transaction with PNC.  Cash received was offset by the repayment of debt of $8.6 million, the payment of preferred dividends and the return of capital of $4.2 million.

Commitments and Significant Contractual Obligations

A summary of our significant future commitments and contractual obligations as of October 31, 2018 and the related payments by fiscal year is summarized as follows:

(dollars in thousands)	Payments Due by Period
		Less than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 year	years	years	5 years
Purchase commitments (1)	$63,984	$57,670	$6,223	$91	$—
Series 1 Preferred obligation (2)	5,287	952	4,335	—	—
Term loans (principal and interest)	49,034	16,812	16,240	4,932	11,050
Capital and operating lease commitments (3)	5,889	1,078	1,051	756	3,004
Sale-leaseback financing obligation (4)	21,229	3,717	6,771	4,616	6,125
Option fee (5)	550	250	300	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Total	$145,973	$80,479	$34,920	$10,395	$20,179

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
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

(6)

We pay $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($141 per share at October 31, 2018) for 20 trading days during any consecutive 30 trading day period.

In November 2016, the Company’s wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“GWP”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from GWP.  GWP assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster Bank”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest rate is 5.0% per annum and payments due on a quarterly basis commenced in January 2017.  The balance outstanding as of October 31, 2018 was $1.1 million.

In April 2016, the Company entered into a loan and security agreement (the “Hercules Agreement”) with Hercules Capital, Inc. (“Hercules”) for a loan with an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The Company received an initial term loan advance on the date of closing of $15.0 million and an additional $5.0 million in September 2016.  The loan was a 30 month secured facility. The term loan interest rate was previously 9.75% per annum and increased to 10.0% per annum during the three months ended January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments.   The loan balance and all accrued and unpaid interest was due and payable by October 1, 2018.  Under the terms of the Hercules Agreement, there was an end of term charge of $1.7 million also due and paid October 31, 2018.

The Hercules Agreement was amended on September 5, 2017, October 27, 2017, March 28, 2018, August 29, 2018 and December 19, 2018.  The March 28, 2018 Amendment (the “March Amendment”) allowed the Company to draw a term loan advance of $13.1 million.  The aggregate amount outstanding, which included the amount outstanding under the original Hercules Agreement of $11.9 million and the term loan advance under the March Amendment, was $25.0 million as of October 31, 2018.  The term loan maturity date is April 1, 2020.  Payments for the aggregate amount outstanding are interest only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date and the term loan interest rate was 10.15% per annum which increased to 10.40% in June 2018 and to 10.65% in September 2018 as a result of the increases in the prime rate.  The term loan interest rate is the greater of either (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The end of term charge of $1.7 million was paid on October 1, 2018.  An additional end of term charge of $0.9 million will be due on April 1, 2020.  The end of term charge is being accreted over a 30-month term.

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

On August 29, 2018, in connection with the issuance of Series D Preferred Stock, the Company and Hercules (and various affiliated entities) entered into the fourth amendment to the Hercules Agreement to (i) modify the definition of “Permitted Indebtedness” to include certain redemption and/or conversion rights as set forth in the Series D Certificate of Designation, (ii) permit the Company, so long as no event of default has occurred and is continuing, to repurchase or redeem stock in cash pursuant to the redemption and/or conversion rights set forth in the Series D Certificate of Designation; provided that, the Company must make any such repurchase, redemption or payment in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, (iii) permit the Company, so long as no event of default has occurred and is continuing, to pay cash dividends under the Series D Preferred Shares as required in the Series D Certificate of Designation; provided that, the Company must pay such dividends in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, and (iv) add a new event of default, which occurs upon the delivery of a Triggering

Event Redemption Notice (as defined under the Series D Certificate of Designation) under the Series D Certificate of Designation.

On December 19, 2018, to facilitate the Generate Lending Construction Loan Agreement described above, the Company and Hercules (and various affiliated entities) entered into the fifth amendment to the Hercules Agreement to (i) modify the definitions of “Permitted Investment”, “Permitted Liens”, “Project Companies”, “Project Company Indebtedness”, and “Qualified Subsidiary” to permit the creation of a new holding company, FuelCell Energy Finance II, LLC, to hold the membership interests of project companies to be funded under the Facility with Generate Lending described above and (ii) modify the definition of “Project Roundtrip Transaction” to increase the investment amount under a Project Roundtrip Transaction to $40.0 million.

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

On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain of the job creation target dates until October 28, 2019.  In addition, the Company may receive up to $10.0 million of non-refundable transferable tax credits if certain terms and conditions are met.  Under the Assistance Agreement, as amended, the Company targeted employment of 703 Connecticut employees by October 2019.  In connection with this amendment to the Assistance Agreement, in July 2018, the Company announced an increase in its annual production rate and committed to hire over 100 employees.  As of October 31, 2018, the Company had 431 Connecticut employees.  If the Company does not meet this target in the required time period, principal under the promissory note will be paid at an annual rate of $14.0 thousand for each employee under the 703 employee target.  The Company cannot currently predict whether the time period for meeting this target will be extended.

As discussed above, on July 30, 2014, the Company’s subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG.  Pursuant to the Loan Agreement, NRG extended a $40.0 million Loan Facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  Under the Loan Agreement, FuelCell Finance and its subsidiaries were permitted to draw on the Loan Facility to finance the construction of projects through the commercial operating date of the power plants.  Additionally, FuelCell Finance had the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  As of October 31, 2018, there was no outstanding balance on this facility.

On December 13, 2018, FuelCell Finance’s wholly owned subsidiary, Central CA Fuel Cell 2, LLC, drew a construction loan advance of $5.8 million under the Loan Facility. This advance will be used to support the completion of construction of the 2.8 MW Tulare BioMAT project in California. This plant is expected to meet its commercial operations date (COD) in March 2019.  In conjunction with the December 13, 2018 draw, FuelCell Finance and NRG entered into an amendment to the Loan Agreement (the “Amendment”) to revise the definitions of the terms “Maturity Date” and “Project Draw Period” under the Loan Agreement and to make other related revisions.  Prior to the Amendment, FuelCell Finance and its subsidiaries were able to request draws under the Loan Facility through July 30, 2019 and the maturity date of each note under the Loan Facility was five years after the first disbursement under such note.  Pursuant to the Amendment, FuelCell Finance and its subsidiaries may now request draws only through December 31, 2018 and the maturity date of each note is the earlier of (a) March 31, 2019 and (b) the COD (commercial operation date or substantial completion date, as applicable) with respect to the fuel cell project owned by the borrower under such note.  There are currently no other drawdowns or outstanding balances under the Loan Facility.

In March 2013, we closed on a long-term loan agreement with the Clean Energy Finance and Investment Authority, now known as the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport fuel cell park project.  The loan agreement carries an interest rate of 5.0 percent per annum and principal repayments will commence on the eighth anniversary of the project’s provisional acceptance date which is December 20, 2021.  Outstanding amounts are secured by future cash flows from the Bridgeport fuel cell park contracts. The outstanding balance on the Connecticut Green Bank Note as of October 31, 2018 was $6.1 million.

In April 2008, we entered into a 10-year loan agreement with the Connecticut Development Authority allowing for a maximum amount borrowed of $4.0 million. As of October 31, 2018, we had an outstanding balance of $0.3 million on this loan. The interest rate is 5.0 percent per annum.  Interest only payments commenced in January 2014 and the loan is collateralized by the assets procured under this loan as well as $4.0 million of additional machinery and equipment. Repayment terms required interest and principal payments through May 2018.  However, the repayment terms were modified in April 2018, such that the remaining balance and interest will be paid on a monthly basis through December 2018.

We have pledged approximately $40.9 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of October 31, 2018, outstanding letters of credit totaled $3.8 million. These expire on various dates through August 2025.  Under the terms of certain contracts, the Company will provide performance security for future contractual obligations.  The restricted cash balance as of October 31, 2018 includes $15.0 million which was placed in a Grantor’s Trust account to secure certain Company obligations under the 15-year service agreement for the Bridgeport fuel cell park project and is reflected as long-term restricted cash.  The restrictions on the $15.0 million will be removed upon completion of the final module exchange at the Bridgeport fuel cell park project under the terms of the service agreement.  The restricted cash balance as of October 31, 2018 also includes $18.2 million primarily to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transactions.

As of October 31, 2018, we had uncertain tax positions aggregating $15.7 million and have reduced our NOL carryforwards by this amount. Because of the level of NOLs and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table under the heading “Commitments and Significant Contractual Obligations.”

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants.  In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.  As of October 31, 2018, our operating portfolio was 11.2 MW.

Service and warranty agreements

We warranty our products for a specific period of time against manufacturing or performance defects. Our standard U.S. warranty period is generally fifteen months after shipment or twelve months after acceptance of the product. In addition to the standard product warranty, we have contracted with certain customers to provide services to ensure the power plants meet minimum operating levels for terms of up to twenty years. Pricing for service contracts is based upon estimates of future costs, which could be materially different from actual expenses. Refer to “Critical Accounting Policies and Estimates” for additional details.

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of October 31, 2018, Advanced Technologies contracts backlog totaled $32.4 million, of which $15.9 million is funded and $16.5 million is unfunded. Should funding be terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 19 “Commitments and Contingencies” to our consolidated financial statements for the year ended October 31, 2018 included in this Annual Report on Form 10-K for further information.

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

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2018 and 2017.  The Company performed a qualitative assessment for fiscal year 2018 and determined that it was more likely than not that there was no impairment of goodwill or the indefinite lived intangible asset.

Impairment of Long Lived Assets (including Project Assets)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, we compare the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company recorded a $0.5 million impairment of a project asset for the year ended October 31, 2018 due to the termination of a project. No impairments were recorded for the year ended October 31, 2017.

Revenue Recognition

We earn revenue from (i) the sale and installation of fuel cell power plants including site engineering and construction services, (ii) sale of completed project assets, (iii) equipment only sales (modules, BOPs, component part kits and spare parts to customers), (iv) performance under long-term service agreements, (v) the sale of electricity and other value streams under PPAs and utility tariffs from project assets retained by the Company, (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) government and customer-sponsored Advanced Technologies projects.

As further clarification, revenue elements are classified as follows:

Product. Includes the sale of completed project assets, sale and installation of fuel cell power plants and site engineering and construction services, and the sale of component part kits, modules, BOPs and spare parts to customers.

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

We recognize license fees and other revenue over the term of the associated agreement. The Company records license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012.  The manufacturing and technology transfer agreements we entered with POSCO Energy collectively provide them with the rights to manufacture SureSource power plants in South Korea and exclusive rights to sell in Asia.

Under PPAs and project assets retained by the Company, revenue from the sale of electricity and other value streams is recognized as electricity is provided to the customer.  These revenues are classified as generation revenues.

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

Sale-Leaseback Accounting

From time to time, the Company, through a wholly-owned subsidiary, enters into sale-leaseback transactions for commissioned project assets where we have entered into a PPA with a customer who is both the site host and end user of the power (the "Customer").  Due to the Company's continuing involvement with the project and the projects being considered integral equipment, sale accounting is precluded by ASC 840-40.  Accordingly, the Company uses the financing method to account for these transactions.

Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. While we receive financing for the full value of the related power plant asset, we have not recognized revenue on the sale leaseback transaction.  Instead, revenue is recognized through the sale of electricity and energy credits which are generated as energy is produced.  The sale-leaseback arrangements with PNC allow the Company to repurchase the project assets at fair market value.

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

Warranty and Service Expense Recognition

We warranty our products for a specific period of time against manufacturing or performance defects. Our U.S. warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products. We accrue for estimated future warranty costs based on historical experience. We also provide for a specific accrual if there is a known issue requiring repair during the warranty period. Estimates used to record warranty accruals are updated as we gain further operating experience. As of October 31, 2018 and October 31, 2017, the warranty accrual, which is classified in accrued liabilities on the Consolidated Balance Sheets, totaled $0.1 million and $0.3 million, respectively.

In addition to the standard product warranty, we have entered into service agreements with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of these service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer's fuel cell module(s). The Company has accrued for performance guarantees for service agreements of $1.1 million and $2.2 million as of October 31, 2018 and October 31, 2017, respectively.

The Company records loss accruals on all service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceed the remaining unrecognized contract value. Estimates for future costs on service agreements are determined by a number of factors including the estimated remaining life of the module, used replacement modules available, and future operating plans for the power plant. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract. As of October 31, 2018 and October 31, 2017, our accruals on service agreement contracts totaled $0.9 million and $1.1 million, respectively.

At the end of our service agreements, customers are expected to either renew the service agreement or, based on the Company's rights to title for the module, the module will be returned to the Company as the plant is no longer being maintained.  As of October 31, 2018 and October 31, 2017, the related residual value asset was $1.2 million and $1.0 million, respectively.

ACCOUNTING GUIDANCE UPDATE

Recently Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-09 resulted in no net impact to equity as the additional deferred tax asset recorded for previously unrecognized net operating loss carryforwards of $7.8 million was offset by a valuation allowance of the same amount.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard in fiscal year 2018. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides for five principles, which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The Company will adopt this ASU in the first quarter of fiscal year 2019.  The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored Advanced Technologies projects.  This requires application of various revenue recognition methods under current accounting guidance.  The Company has decided to use the modified retrospective transition method. The adoption of this ASU is expected to result in a cumulative effect adjustment increasing Accumulated deficit by approximately between $7.0 million and $10.0 million on November 1, 2018, which is the result of the change in timing of revenue recognition for the Company’s service agreements and license revenue.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which provides for a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective, on a prospective basis for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Management is currently assessing the impact the standard will have on the Company, but it is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of October 31, 2018, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of October 31, 2018, approximately 4% of our total cash, cash equivalents and investments were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Shares

The conversion feature and the variable dividend obligation of our Series 1 Preferred Shares are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of October 31, 2018 and 2017 was $0.8 million for each period presented. The fair value was based on valuation models using various assumptions, including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred Shares are denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FuelCell Energy, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of FuelCell Energy, Inc. and subsidiaries (the Company) as of October 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Hartford, Connecticut

January 10, 2019

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

October 31, 2018 and 2017

(Amounts in thousands, except share and per share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$39,291	$49,294
Restricted cash and cash equivalents - short-term	5,806	4,628
Accounts receivable, net of allowance for doubtful accounts of $160 and $79 as of October 31, 2018 and 2017, respectively	23,039	68,521
Inventories	53,575	74,496
Other current assets	8,592	6,571
Total current assets	130,303	203,510
Restricted cash and cash equivalents - long-term	35,142	33,526
Project assets	99,600	73,001
Property, plant and equipment, net	48,204	43,565
Goodwill	4,075	4,075
Intangible assets	9,592	9,592
Other assets	13,505	16,517
Total assets	$340,421	$383,786
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,596	$28,281
Accounts payable	22,594	42,616
Accrued liabilities	7,632	18,381
Deferred revenue	11,347	7,964
Preferred stock obligation of subsidiary	952	836
Total current liabilities	60,121	98,078
Long-term deferred revenue	16,793	18,915
Long-term preferred stock obligation of subsidiary	14,965	14,221
Long-term debt and other liabilities	71,619	63,759
Total liabilities	163,498	194,973
Redeemable Series B preferred stock (liquidation preference of $64,020 as of October 31, 2018 and October 31, 2017)	59,857	59,857
Redeemable Series C preferred stock (liquidation preference of $8,992 and $33,300 as of October 31, 2018 and 2017, respectively)	7,480	27,700
Redeemable Series D preferred stock (liquidation preference of $30,680 as of October 31, 2018)	27,392	—
Total equity:
Stockholders’ equity
Common stock ($0.0001 par value; 225,000,000 and 125,000,000 shares authorized as of October 31, 2018 and 2017, respectively; 95,672,237 and 69,492,816 shares issued and outstanding as of October 31, 2018 and 2017, respectively)	10	7
Additional paid-in capital	1,073,454	1,045,197
Accumulated deficit	(990,867)	(943,533)
Accumulated other comprehensive loss	(403)	(415)
Treasury stock, Common, at cost (156,501 and 88,861 shares as of October 31, 2018 and 2017, respectively)	(363)	(280)
Deferred compensation	363	280
Total stockholders’ equity	82,194	101,256
Total liabilities and stockholders’ equity	$340,421	$383,786

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended October 31, 2018, 2017, and 2016

(Amounts in thousands, except share and per share and related party revenue amounts)

	2018	2017	2016
Revenues:
Product sales (including $11.4 million, $0.4 million and $43.6 million of related party revenue)	$52,490	$43,047	$62,563
Service agreements and license revenues (including $6.5 million, $5.4 million and $8.5 million of related party revenue)	15,757	27,050	31,491
Generation revenues	7,171	7,233	1,267
Advanced Technologies contract revenues	14,019	18,336	12,931
Total revenues	89,437	95,666	108,252
Costs of revenues:
Cost of product sales	54,504	49,843	63,474
Cost of service agreements and license revenues	15,059	25,285	32,592
Cost of generation revenues	6,421	5,076	664
Cost of Advanced Technologies contract revenues	10,360	12,728	11,879
Total cost of revenues	86,344	92,932	108,609
Gross profit (loss)	3,093	2,734	(357)
Operating expenses:
Administrative and selling expenses	24,908	25,916	25,150
Research and development expenses	22,817	20,398	20,846
Restructuring expense	—	1,355	—
Total operating expenses	47,725	47,669	45,996
Loss from operations	(44,632)	(44,935)	(46,353)
Interest expense	(9,055)	(9,171)	(4,958)
Other income, net	3,338	247	622
Loss before benefit (provision) for income taxes	(50,349)	(53,859)	(50,689)
Benefit (provision) for income taxes	3,015	(44)	(519)
Net loss	(47,334)	(53,903)	(51,208)
Net loss attributable to noncontrolling interest	—	—	251
Net loss attributable to FuelCell Energy, Inc.	(47,334)	(53,903)	(50,957)
Series B Preferred stock dividends	(3,200)	(3,200)	(3,200)
Series C Preferred stock deemed dividends	(9,559)	—	—
Series D Preferred stock redemption accretion	(2,075)	—	—
Net loss to common stockholders	$(62,168)	$(57,103)	$(54,157)
Net loss to common stockholders per share
Basic	$(0.75)	$(1.14)	$(1.82)
Diluted	$(0.75)	$(1.14)	$(1.82)
Weighted average shares outstanding
Basic	82,754,268	49,914,904	29,773,700
Diluted	82,754,268	49,914,904	29,773,700

	2018	2017	2016
Net loss	$(47,334)	$(53,903)	$(51,208)
Other comprehensive loss:
Foreign currency translation adjustments	12	129	(35)
Comprehensive loss	$(47,322)	$(53,774)	$(51,243)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

For the Years Ended October 31, 2018, 2017, and 2016

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Noncontrolling Interest in Subsidiaries	Total Equity
Balance, October 31, 2015	25,964,710	$3	$934,488	$(838,673)	$(509)	$(78)	$78	$(555)	$94,754
Sale of common stock, prepaid warrants and warrants, public offering	1,474,000	—	34,736	—	—	—	—	—	34,736
Exercise of prepaid warrants	1,100,000	—	—	—	—	—	—	—	-
Sale of common stock	6,023,372	1	36,055	—	—	—	—	—	36,056
Common stock issued, non-employee compensation	24,379	—	157	—	—	—	—	—	157
Share based compensation	—	—	3,425	—	—	—	—	—	3,425
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	587,963	—	(286)	—	—	—	—	—	(286)
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(251)	(251)
Purchase of noncontrolling shares of subsidiary	—	—	(809)	—	—	—	—	806	(3)
Preferred dividends - Series B	—	—	(3,200)	—	—	—	—	—	(3,200)
Adjustment for deferred compensation	—	—	—	—	—	(101)	101	—	-
Effect of foreign currency translation	—	—	—	—	(35)	—	—	—	(35)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(50,957)	—	—	—	—	(50,957)
Balance, October 31, 2016	35,174,424	$4	$1,004,566	$(889,630)	$(544)	$(179)	$179	$—	$114,396
Sale of common stock, warrants and public offering	12,000,000	1	13,883	—	—	—	—	—	13,884
Exercise of prepaid warrants and warrants	13,660,926	1	12,721	—	—	—	—	—	12,722
Sale of common stock	7,245,430	1	12,430	—	—	—	—	—	12,431
Common stock issued, non-employee compensation	86,001	—	129	—	—	—	—	—	129
Share based compensation	—	—	4,585	—	—	—	—	—	4,585
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	1,284,673	—	(84)	—	—	—	—	—	(84)
Series C convertible preferred stock conversions	108,696		167						167
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	—	(3,200)
Effect of foreign currency translation	—	—	—	—	129	—	—	—	129
Adjustment for deferred compensation	(67,334)	—	—	—	—	(101)	101	—	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(53,903)	—	—	—	—	(53,903)
Balance, October 31, 2017	69,492,816	$7	$1,045,197	$(943,533)	$(415)	$(280)	$280	$—	$101,256
Sale of common stock, net of fees	5,715,180	1	7,128	—	—	—	—	—	7,129
Exercise of warrants	2,595,710	—	3,326	—	—	—	—	—	3,326
Common stock issued, non-employee compensation	158,708	—	282	—	—	—	—	—	282
Share based compensation	—	—	3,238	—	—	—	—	—	3,238
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(178,950)	—	(660)	—	—	—	—	—	(660)
Series C convertible preferred stock conversions	17,956,413	2	20,218	—	—	—	—	—	20,220
Preferred dividends — Series B	—	—	(3,200)	—	—	—	—	—	(3,200)
Series D Preferred stock redemption accretion	—	—	(2,075)	—	—	—	—	—	(2,075)
Effect of foreign currency translation	—	—	—	—	12	—	—	—	12
Adjustment for deferred compensation	(67,640)	—	—	—	—	(83)	83	—	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(47,334)	—	—	—	—	(47,334)
Balance, October 31, 2018	95,672,237	$10	$1,073,454	$(990,867)	$(403)	$(363)	$363	$—	$82,194

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2018, 2017 and 2016

(Amounts in thousands, except share amounts)

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(47,334)	$(53,903)	$(51,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,238	4,585	3,425
Loss (gain) from change in fair value of embedded derivatives	60	91	(14)
Depreciation	8,648	8,518	4,949
Amortization of non-cash interest expense	5,957	6,256	3,207
Deferred income taxes	(3,035)	—	—
Foreign currency transaction losses (gains)	(223)	581	(324)
Other non-cash transactions	760	165	451
Decrease (increase) in operating assets:
Accounts receivable	48,731	(51,276)	30,235
Inventories	31,714	(7,972)	(8,052)
Other assets	(2,264)	(714)	(837)
(Decrease) increase in operating liabilities:
Accounts payable	(19,846)	25,020	(3,019)
Accrued liabilities	(11,345)	(2,290)	1,240
Deferred revenue	1,261	(906)	(26,648)
Net cash provided by (used in) operating activities	16,322	(71,845)	(46,595)
Cash flows from investing activities:
Capital expenditures	(10,028)	(12,351)	(7,726)
Expenditures for long-term project assets	(41,232)	(19,726)	(33,726)
Cash acquired from acquisition	—	633	—
Net cash used in investing activities	(51,260)	(31,444)	(41,452)
Cash flows from financing activities:
Repayment of debt	(16,616)	(8,571)	(30,452)
Proceeds from debt	13,091	17,877	85,935
Payments of deferred finance costs	(352)	(206)	(1,758)
Purchase of non-controlling shares of subsidiary	—	—	(3)
Net proceeds from issuance of Series C preferred shares	—	27,866	—
Net proceeds from issuance of Series D preferred shares	25,317	—	—
Proceeds from common stock issuance and warrant exercises, net of registration fees	10,455	39,396	70,929
Payment of preferred dividends and return of capital	(4,178)	(4,156)	(4,170)
Common stock issued for stock plans and related expenses	—	86	177
Net cash provided by financing activities	27,717	72,292	120,658
Effects on cash from changes in foreign currency rates	12	129	(35)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,209)	(30,868)	32,576
Cash, cash equivalents, and restricted cash-beginning of year	87,448	118,316	85,740
Cash, cash equivalents, and restricted cash-end of year	$80,239	$87,448	$118,316

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

Liquidity

The Company’s future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios and cost reductions necessary to achieve profitable operations.  To grow our generation portfolio, the Company will invest in developing and building turn-key fuel cell projects which will be owned by the Company and classified as project assets on the balance sheet. This strategy requires liquidity and is expected to continue to have increasing liquidity requirements as project sizes increase. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital, availability under our construction financing facilities or other financing arrangements. Delays in construction progress or in completing financing or the sale of our projects may impact our liquidity.

We expect to maintain appropriate cash and debt levels based upon our expected cash requirements for operations, capital expenditures, construction of project assets and principal, interest and dividend payments.  In the future, we may also engage in additional debt or equity financings, including project specific debt financings under existing and new facilities.  We believe that, when necessary, we will have adequate access to the capital markets, although the timing, size and terms of any financing will depend on multiple factors, including market conditions, future order flow and the need to adjust production capacity.  There can be no assurance that we will be able to raise additional capital at the times, in the amounts, or on the terms required for the implementation of our business plan and strategy. In addition, our capital-intensive business model of building generation assets increases the risk that we will be unable to successfully implement our plans, particularly if we do not raise additional capital in the amounts required. If we are unable to raise additional capital at the times or in the amounts required, or on terms favorable to us, our growth potential may be adversely affected and we may have to modify our plans which could include restructuring, workforce reductions, change in production volumes and asset or intellectual property sales. If these strategies are not successful, we may be required to delay, reduce and/or cease our operations.

The Company believes that its current working capital and cash anticipated to be generated from future operations, as well as recent debt incurred and cash received under our project financing facilities and remaining availability under these project financing facilities (See Notes 12 and 22) and proceeds from future equity offerings, will provide sufficient liquidity to fund operations for at least one year after the date that the financial statements are issued. The Company has an At The Market Issuance Sales Agreement in place (see Note 13) which could supplement proceeds through equity offerings dependent upon market conditions.

Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

All cash equivalents consist of investments in money market funds with original maturities of three months or less at date of acquisition. We place our temporary cash investments with high credit quality financial institutions. As of October 31, 2018, $40.9 million of cash and cash equivalents was pledged as collateral for letters of credit and for certain banking requirements and contractual commitments, compared to $38.2 million pledged as of October 31, 2017.  The restricted cash balance includes $15.0 million as of October 31, 2018 and 2017, which has been placed in a Grantor's Trust account to secure certain obligations of the Company under a 15-year service agreement for the Bridgeport Fuel Cell Park project and has been classified as Restricted cash and cash equivalents - long-term.   As of October 31, 2018 and 2017, we had outstanding letters of credit of $3.8 million and $2.9 million, respectively, which expire on various dates through August 2025.  Cash and cash equivalents as of October 31, 2018 and 2017 also included $3.0 thousand and $3.0 million, respectively, of cash advanced by POSCO Energy Co., Ltd. (“POSCO Energy”) for raw material purchases made on its behalf by FuelCell Energy.  Under an inventory procurement agreement that ensures coordinated purchasing from the global supply chain, FuelCell Energy provides procurement services for POSCO Energy and receives compensation for services rendered.  While POSCO Energy makes payments to us in advance of supplier requirements, quarterly receipts may not match disbursements.

Inventories and Advance Payments to Vendors

Inventories consist principally of raw materials and work-in-process. Cost is determined using the first-in, first-out cost method.  In certain circumstances, we will make advance payments to vendors for future inventory deliveries. These advance payments are recorded as Other current assets on the Consolidated Balance Sheets.

Inventories are reviewed to determine if valuation allowances are required for excess quantities or obsolescence. This review includes analyzing inventory levels of individual parts considering the current design of our products and production requirements as well as the expected inventory requirements for maintenance on installed power plants.

Project Assets

Project assets consist of capitalized costs for fuel cell projects in various stages of development, whereby we have entered into power purchase agreements prior to entering into a definitive sales or long-term financing agreement for the project, capitalized costs for fuel cell projects which are the subject of a sale-leaseback transaction with PNC, projects in development for which we expect to secure long-term contracts or projects retained by the Company under a merchant model.  Certain project assets currently in development are actively being marketed and may be sold, although we may choose to retain ownership of one or more of these projects after they become operational if we determine it would be of economic and strategic benefit. Project asset costs include costs for developing and constructing a complete turn-key fuel cell project. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. Once we enter into a definitive sales agreement, we expense project assets to cost of sales after the respective project asset is sold to a customer and all revenue recognition criteria have been met.  There were no short-term project assets as of October 31, 2018 or 2017.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation which is recorded based on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period.

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

The Company completed its annual impairment analysis of goodwill and the in-process research & development assets (IPR&D) as of July 31, 2018 and 2017.  The goodwill and IPR&D asset are both held by the Company’s Versa Power Systems, Inc. (“Versa”) reporting unit.  Goodwill and the IPR&D asset are also reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit or IPR&D asset are more likely than not below its carrying value.  No impairment charges were recorded during any of the years presented.

Impairment of Long Lived Assets (including Project Assets)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, we compare the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  The Company recorded a $0.5 million impairment of a project asset for the year ended October 31, 2018 due to the termination of a project. No impairments were recorded for the years ended October 31, 2017 and 2016.

Revenue Recognition

We earn revenue from (i) the sale and installation of fuel cell power plants including site engineering and construction services, (ii) the sale of completed project assets, (iii) equipment only sales (modules, balance of plants (“BOP”), component part kits and spare parts to customers), (iv) performance under long-term service agreements, (v) the sale of electricity and other value streams under power purchase agreements (“PPAs”) and utility tariffs from project assets retained by the Company, (vi) license fees and royalty income from manufacturing and technology transfer agreements, and (vii) government and customer-sponsored Advanced Technologies projects.

As further clarification, revenue elements are classified as follows:

Product. Includes the sale of completed project assets, sale and installation of fuel cell power plants including site engineering and construction services, and, the sale of component part kits, modules, BOPs and spare parts to customers.

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

In June 2017, an EPC contractor, Hanyang Industrial Development Co., Ltd (“HYD”), was awarded a 20 MW project by a utility in South Korea (Korea Southern Power Company)  utilizing the Company’s SureSource technology. The Company was able to participate on this Korean project pursuant to a Memorandum of Understanding (“MOU”) with POSCO Energy that permitted the Company access to the Asian fuel cell market, including the sale of SureSource solutions in South Korea.  Effective July 15, 2018, the MOU was terminated.  On August 29, 2017, the Company entered into a contract with HYD pursuant to which the Company provided equipment to HYD for this 20 MW fuel cell project as well as ancillary services including plant commissioning.  Construction began in the fall of 2017 and the installation became operational in the summer of 2018.  The value of the contract to the Company was $70 million.  The Company assessed the contract using the multi-element revenue recognition guidance and determined that each of the modules and BOPs as well as the ancillary services each represented separate deliverables with stand-alone value.  The full contract value was allocated to each element based on estimated selling prices using cost plus expected margins and revenue recognition occurred upon completion of shipping and customer acceptance of each piece of equipment and the proportional performance method was used for the ancillary services provided.  Approximately $39 million of revenue was recognized in the fourth quarter of fiscal 2017 related to this contract and approximately $31 million was recognized during fiscal year 2018.

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

We recognize license fees and other revenue over the term of the associated agreement. The Company records license fees and royalty income from POSCO Energy as a result of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012.  The manufacturing and technology transfer agreements we entered with POSCO Energy collectively provide them with the rights to manufacture SureSource power plants in South Korea and exclusive rights to sell in Asia.

Under PPAs and project assets retained by the Company, revenue from the sale of electricity and other value streams are recognized as electricity is provided to customers.  These revenues are classified as generation revenues.

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

Sale-Leaseback Accounting

The Company, through a wholly-owned subsidiary, has entered into sale-leaseback transactions for commissioned project assets where we have entered into a PPA with a customer who is both the site host and end user of the power (the "Customer").  Due to the Company's continuing involvement with the project and the projects being considered integral equipment, sale accounting is precluded by ASC 840-40, “Leases”.  Accordingly, the Company uses the financing method to account for these transactions.

Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitutes payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations and leaseback payments made by the Company are allocated between interest expense and a reduction to the financing obligation. Interest on the financing obligation is calculated using the Company’s incremental borrowing rate at the inception of the arrangement on the outstanding financing obligation. While we receive financing for the full value of the related power plant asset, we have not recognized revenue on the sale leaseback transaction.  Instead, revenue is recognized through the sale of electricity and energy credits which are generated as energy is produced.  The sale-leaseback arrangements with PNC allow the Company to repurchase the project assets at fair market value.

Warranty and Service Expense Recognition

We warranty our products for a specific period of time against manufacturing or performance defects. Our U.S. warranty is limited to a term generally 15 months after shipment or 12 months after acceptance of our products.  We accrue for estimated future warranty costs based on historical experience. We also provide for a specific accrual if there is a known issue requiring repair during the warranty period. Estimates used to record warranty accruals are updated as we gain further operating experience.  As of October 31, 2018 and 2017, the warranty accrual, which is classified in accrued liabilities on the Consolidated Balance Sheets, totaled $0.1 million and $0.3 million, respectively.

In addition to the standard product warranty, we have entered into service agreements with certain customers to provide monitoring, maintenance and repair services for fuel cell power plants. Under the terms of these service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties or may be required to repair and/or replace the customer's fuel cell module. The Company has accrued for performance guarantees for service agreements of $1.1 million and $2.2 million as of October 31, 2018 and 2017, respectively.

The Company records loss accruals for service agreements when the estimated cost of future module exchanges and maintenance and monitoring activities exceeds the remaining unrecognized contract value. Estimates for future costs on service agreements are determined by a number of factors including the estimated remaining life of the module, used replacement modules available and future operating plans for the power plant. Our estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations for each contract.  As of October 31, 2018, our loss accruals on service agreements totaled $0.9 million compared to $1.1 million as of October 31, 2017.

At the end of our service agreements, customers are expected to either renew the service agreement or based on the Company's rights to title of the module, the module will be returned to the Company as the plant is no longer being maintained.  As of October 31, 2018, the Company had $1.2 million related to the residual value of replacement modules in power plants under service agreements compared to $1.0 million as of October 31, 2017.

License Agreements and Royalty Income

The Cell Technology Transfer and License Agreement dated October 31, 2012 by and between the Company and POSCO Energy (the "CTTA") provides POSCO Energy with the technology to manufacture SureSource modules in South Korea and the exclusive market access to sell power plants throughout Asia.  In connection with the CTTA, fees totaling $18.0 million were paid between fiscal year 2012 and 2015 and are being amortized over the term of the CTTA, which is fifteen years.

The Company is entitled to receive royalties from POSCO Energy under the 2007 Technology Transfer, Distribution and Licensing Agreement ("TTA") and the 2009 Stack Technology Transfer and License Agreement ("STTA") at the rate of 3.0% of POSCO Energy net sales associated with the Company’s technology.  Additionally, under the STTA, license fee income aggregating $10.0 million is being recognized ratably over fifteen years beginning November 1, 2012.  Under the terms of the TTA, POSCO Energy manufactures BOP in South Korea. The STTA allows POSCO Energy to produce fuel cell modules which will be combined with BOP manufactured in South Korea to complete electricity-producing fuel cell power plants for sale in Asia.

In April 2014, the Company entered into an Integrated Global Supply Chain Plan Agreement ("IGSCP") with POSCO Energy.  FuelCell Energy provides procurement services for POSCO Energy and receives fixed compensation for services rendered.

The Company recorded revenue of $2.1 million, $2.7 million and $6.2 million for the years ended October 31, 2018, 2017 and 2016, respectively, relating to the above agreements.

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

Costs incurred for customer-sponsored projects include manufacturing and engineering labor, applicable overhead expenses, materials to build and test prototype units and other costs associated with customer-sponsored research and development contracts. Costs incurred for customer-sponsored projects are recorded as cost of Advanced Technologies contract revenues in the consolidated statements of operations.

Costs incurred for company-sponsored research and development projects consist primarily of labor, overhead, materials to build and test prototype units and consulting fees. These costs are recorded as research and development expenses in the consolidated statements of operations.

Concentrations

We contract with a concentrated number of customers for the sale of our products, for service agreement contracts and for Advanced Technologies contracts. For the years ended October 31, 2018, 2017 and 2016, our top customers accounted for 84%, 78% and 75%, respectively, of our total annual consolidated revenue.

The percent of consolidated revenues from each customer for the years ended October 31, 2018, 2017 and 2016, respectively, are presented below.

	2018	2017	2016
Hanyang Industrial Development Co., LTD	35%	40%	—%
Clearway Energy (formerly NRG Yield, Inc.)	15%	—%	—%
AEP Onsite Partners, LLC	10%	—%	—%
U.S. Department of Energy	8%	9%	8%
ExxonMobil	6%	9%	3%
POSCO Energy	5%	6%	48%
Dominion Bridgeport Fuel Cell, LLC	3%	11%	6%
Avangrid Holdings (through its various subsidiaries)	2%	3%	10%
Total	84%	78%	75%

Derivatives

We do not use derivatives for speculative purposes and, through the end of fiscal year 2018, we have not used derivatives for hedging or trading purposes. Our derivative instruments consist of embedded derivatives in our Series 1 Preferred Shares. We account for these derivatives using the fair-value method with changes in fair value recorded to Other income, net on the Consolidated Statements of Operations. Refer to Note 14 for additional information.

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

Foreign Currency Translation

The translation of the financial statements of FCE Korea Ltd., FCES GmbH and Versa Power Systems Ltd. results in translation gains or losses, which are recorded in accumulated other comprehensive loss within stockholders’ equity.

Our Canadian subsidiary, FCE FuelCell Energy, Ltd., is financially and operationally integrated and the functional currency is the U.S. dollar. We are also subject to foreign currency transaction gains and losses as certain transactions are denominated in foreign currencies. We recognized foreign currency transaction gains (losses) of $0.3 million, $(0.7) million and $0.3 million for the years ended October 31, 2018, 2017 and 2016, respectively. These amounts have been classified as other income, net in the consolidated statements of operations.

Recently Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-09 resulted in no net impact to equity as the additional deferred tax asset recorded for previously unrecognized net operating loss carryforwards of $7.8 million was offset by a valuation allowance of the same amount.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard in fiscal year 2018. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The Company will adopt this ASU in the first quarter of fiscal year 2019.  The Company has numerous different revenue sources including the sale and installation of fuel cell power plants, site engineering and construction services, sale of modules and spare parts, extended warranty service agreements, sale of electricity under power purchase agreements, license fees and royalty income from manufacturing and technology transfer agreements and customer-sponsored Advanced Technologies projects.  This requires application of various revenue recognition methods under current accounting guidance.  The Company has decided to use the modified retrospective transition method. The adoption of this ASU is expected to result in a cumulative effect adjustment increasing Accumulated deficit by approximately between $7.0 million and $10.0 million on November 1, 2018, which is the result of the change in timing of revenue recognition for the Company’s service agreements and license revenue.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which provides for a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The standard is effective, on a prospective basis for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the impact the standard will have on the Company, but it is not expected to have a material impact on the Company’s consolidated financial statements

Note 2.  Restructuring

On November 30, 2016, a business restructuring was announced to reduce costs and align production levels with current levels of demand in a manner that was consistent with the Company’s long-term strategic plan.

The Company reduced materials spend as well as implemented various cost control initiatives.  The workforce was reduced at both the North American production facility in Torrington, Connecticut, as well as at the corporate offices in Danbury, Connecticut and remote locations. A total of 96 positions, or approximately 17% of the Company’s global workforce, were eliminated.  The production rate was reduced to twenty-five MW annually, from the prior rate of fifty MW annually, in order to position for delays in anticipated order flow.  This production level was temporary and will be reevaluated as order flow dictates.  Restructuring expense relating to eliminated positions of $1.4 million was recorded and paid for the year ended October 31, 2017, which has been presented on a separate caption in the Consolidated Statements of Operations. There were no restructuring activities during the fiscal years ended October 31, 2018 and 2016.

Note 3. Accounts Receivable, Net

Accounts receivable as of October 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Commercial customers:
Amount billed	$7,415	$41,073
Unbilled receivables (1)	10,632	18,162
	18,047	59,235

Advanced Technologies (including U.S. Government(2)):
Amount billed	1,865	1,934
Unbilled receivables	3,127	7,352
	4,992	9,286
	$23,039	$68,521
(1)	Additional long-term unbilled receivables of $9.4 million and $12.8 million are included within “Other Assets” as of October 31, 2018 and 2017, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of October 31, 2018 and 2017 were $2.3 million and $3.2 million, respectively.

We bill customers for power plant and power plant component sales based on certain contractual milestones being reached.  We bill service agreements based on the contract price and billing terms of the contracts. Generally, our Advanced Technologies contracts are billed based on actual revenues recorded, typically in the subsequent month.  Some Advanced Technologies contracts are billed based on contractual milestones or costs incurred.  Unbilled receivables relate to revenue recognized on customer contracts that have not been billed.  Accounts receivable are presented net of an allowance for doubtful accounts of $0.2 million and $0.1 million as of October 31, 2018 and 2017, respectively.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Accounts receivable from commercial customers (including unbilled receivables) included amounts due from POSCO Energy of $1.6 million and $6.2 million as of October 31, 2018 and 2017, respectively, and amounts due from NRG and NRG Yield of $2.2 million and $0.1 million as of October 31, 2018 and 2017, respectively.

Note 4. Inventories

Inventories as of October 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Raw materials	$24,467	$20,065
Work-in-process (1)	29,108	54,431
Inventories	$53,575	$74,496

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future power plant orders or to service our service agreements.  Included in Work-in-process as of October 31, 2018 and 2017 is $19.0 million and $46.3 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power plant.

Note 5.  Project Assets

The carrying value of project assets as of October 31, 2018 and 2017 was $99.6 million and $73.0 million, respectively.  Project assets as of October 31, 2018 and 2017 included five completed, commissioned installations generating power with respect to which we have a power purchase agreement (“PPA”) with the end-user of power and site host with an aggregate value of $28.6 million and $32.1 million as of October 31, 2018 and 2017, respectively.  Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”), which are recorded under the financing method.

The project assets balance as of October 31, 2018 and 2017 also includes assets aggregating $71.0 million and $40.9 million, respectively, which are being developed and constructed by the Company under existing PPAs and have not been placed in service.

On April 5, 2018, the Company sold a project asset to NRG Yield (now known as Clearway Energy) which resulted in the recognition of product revenue of $10.8 million.  The total reduction in project assets relating to the sale to NRG Yield was $9.8 million which was recorded as product cost of revenues.

On August 28, 2018, the Company sold a project asset to AEP OnSite Partners, LLC, and American Electric Power Company, Inc. (NYSE: AEP) which resulted in the recognition of product revenue of $9.2 million.  The total reduction in project assets relating to the sale was $8.0 million, which was recorded as product cost of revenues.

The Company also recorded a $0.5 million impairment of a project asset during the year ended October 31, 2018 due to the termination of the project.  The impairment was recorded as generation cost of revenues.

Depreciation expense for project assets was $4.1 million, $4.1 million and $0.7 million for the years ended October 31, 2018, 2017 and 2016, respectively.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 12 for more information).

Note 6. Property, Plant and Equipment

Property, plant and equipment as of October 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017	Estimated Useful Life
Land	$524	$524	—
Building and improvements	19,674	9,331	10-26 years
Machinery, equipment and software	93,356	91,680	3-8 years
Furniture and fixtures	3,958	3,576	10 years
Construction in progress	17,711	23,163	—
	135,223	128,274
Accumulated depreciation	(87,019)	(84,709)
Property, plant and equipment, net	$48,204	$43,565

The Company completed the first phase of its project to expand the existing 65,000 square foot manufacturing facility in Torrington, Connecticut by approximately 102,000 square feet for a total size of 167,000 square feet during the year ended October 31, 2018.

Depreciation expense for property, plant and equipment was $4.6 million, $4.4 million and $4.3 million for the years ended October 31, 2018, 2017 and 2016, respectively.

Note 7. Goodwill and Intangible Assets

As of October 31, 2018 and 2017, the Company had goodwill of $4.1 million and intangible assets of $9.6 million that was recorded in connection with the 2012 Versa acquisition. The intangible asset represents indefinite lived in-process research and development for cumulative research and development efforts associated with the development of solid oxide fuel cells stationary power generation.

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2018.  The Company performed a qualitative assessment for fiscal year 2018 and determined that it was more likely than not that there was no impairment of goodwill or the indefinite lived intangible asset.

Note 8. Other Current Assets

Other current assets as of October 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Advance payments to vendors (1)	$2,696	$1,035
Deferred finance costs (2)	97	129
Prepaid expenses and other (3)	5,799	5,407
	$8,592	$6,571

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)

Represents the current portion of direct deferred finance costs that relate primarily to securing a $40.0 million loan facility with NRG which is being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid vendor expenses including insurance, rent and lease payments.

Note 9. Other Assets

Other assets as of October 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Long-term unbilled receivables (1)	$9,385	$12,806
Deferred finance costs (2)	—	97
Long-term stack residual value (3)	1,206	987
Other (4)	2,914	2,627
Other assets	$13,505	$16,517
(1)	Represents unbilled receivables that relate to revenue recognized on customer contracts that will be billed in future periods in excess of twelve months from the balance sheet date.
(2)	Represents the long-term portion of direct deferred finance costs relating to the Company’s loan facility with NRG which is being amortized over the five-year life of the facility.
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

(4)

The Company entered into an agreement with one of its customers on June 29, 2016 which includes payments for the purchase of the customer’s power plants at the end of the term of the agreement.  The amounts are payable in installments over the term of the agreement and the total paid as of October 31, 2018 and 2017 was $2.0 million and $1.6 million, respectively.  Also included within “Other” are long-term security deposits.

Note 10.  Accounts Payable

Accounts payable as of October 31, 2018 and 2017 was $22.6 million and $42.6 million, respectively.  Included in the balance were amounts due to POSCO Energy of $7.2 million and $32.7 million as of October 31, 2018 and 2017 for the purchase of inventory.

Note 11. Accrued Liabilities

Accrued liabilities as of October 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Accrued payroll and employee benefits	$2,550	$5,315
Accrued contract loss	—	37
Accrued product warranty costs (1)	147	348
Accrued material purchases (2)	—	2,396
Accrued service agreement costs (3)	2,029	3,319
Contractual milestone billings for inventory (4)	—	4,440
Accrued legal, taxes, professional and other	2,906	2,526
	$7,632	$18,381

(1)

Activity in the accrued product warranty costs for the years ended October 31, 2018 and 2017 included additions for estimates of future warranty obligations of $0.4 million and $0.6 million, respectively, on contracts in the warranty period and reductions related to actual warranty spend of $0.6 million and $0.8 million, respectively, as contracts progress through the warranty period or are beyond the warranty period.

(2)

The Company acts as a procurement agent for POSCO Energy under an Integrated Global Supply Chain Agreement whereby the Company procures materials on POSCO Energy’s behalf for its Asian production facility.  This liability represents amounts received for the purchase of materials on behalf of POSCO Energy.  Amounts due to vendors are recorded as “Accounts payable.”

(3)

Activity in service agreement costs represents a decrease in loss accruals on service contracts of $0.2 million from $1.1 million as of October 31, 2017 to $0.9 million as of October 31, 2018.  The accruals for performance guarantees also decreased from $2.2 million as of October 31, 2017 to $1.1 million as of October 31, 2018 resulting from guarantee payments to customers partially offset by additional accruals for the minimum output falling below the contract requirements for certain service agreements.

(4)	Amount represented contractual milestone billings for inventory that was provided to POSCO Energy under a transaction that did not result in revenue recognition.

Note 12. Debt

Debt as of October 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Hercules Loan and Security Agreement	$25,343	$21,468
State of Connecticut Loan	10,000	10,000
Finance obligation for sale-leaseback transactions	46,062	46,937
Connecticut Green Bank Note	6,052	6,052
Connecticut Development Authority Note	284	2,349
New Britain Renewable Energy Term Loan	1,107	1,697
Capitalized lease obligations	341	632
Deferred finance costs	(1,311)	(1,344)
Total debt	$87,878	$87,791
Current portion of long-term debt	(17,596)	(28,281)
Long-term debt	$70,282	$59,510

Aggregate annual principal payments under our loan agreements and capital lease obligations for the years subsequent to October 31, 2018 are as follows (in thousands):

Year 1	$17,908
Year 2	17,174
Year 3	4,064
Year 4	4,089
Year 5	4,640
Thereafter (1)	16,481
$64,356

(1)

The annual principal payments included above only include sale-leaseback payments whereas the difference between debt outstanding as of October 31, 2018 and the annual principal payments represent accreted interest and amounts included in the finance obligation that exceed required principal payments.

In April 2016, the Company entered into a loan and security agreement (the “Hercules Agreement”) with Hercules Capital, Inc. (“Hercules”) for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions, of which the Company drew down $20.0 million during fiscal year 2016.  The loan was a 30 month secured facility.  The term loan interest was 9.75 percent per annum as of October 31, 2017 and increased to 10.0 percent per annum as of January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments. The loan balance and all accrued and unpaid interest was due and payable by October 1, 2018.  Under the terms of the Hercules Agreement, there was an end of term charge of $1.7 million due on October 31, 2018, which was being accreted over the 30 month term using the effective interest rate method.

The Hercules Agreement was subsequently amended on September 5, 2017, October 27, 2017, March 28, 2018, August 29, 2018 and December 19, 2018.  The March 28, 2018 amendment (the “March Amendment”) allowed the Company to draw a term loan advance of $13.1 million and extended the maturity date.  The aggregate amount outstanding as of October 31, 2018, which includes the amount outstanding under the original Hercules Agreement of $11.9 million and the term loan advance under the March Amendment, was $25.0 million.  The term loan maturity date is April 1, 2020.  Payments for the aggregate amount outstanding are interest-only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date.  The term loan interest rate was 10.15% per annum and increased to 10.40% per annum as of June 14, 2018 and increased to 10.65% as of September 2018.  The term loan interest rate is the greater of either (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The initial end of term charge of $1.7 million was paid on October 1, 2018.  An additional end of term charge of $0.9 million will be due on April 1, 2020, subject to extension upon the Company’s achievement of certain performance milestones.  The additional end of term charge is being accreted over a 30-month term.

On August 29, 2018, in connection with the issuance of the Series D Preferred Stock (see Note 14), the Company and Hercules (and various affiliated entities) entered into the fourth amendment to the Hercules Agreement to (i) modify the definition of “Permitted Indebtedness” to include certain redemption and/or conversion rights as set forth in the Series D Certificate of Designation, (ii) permit the Company, so long as no event of default has occurred and is continuing, to repurchase or redeem stock in cash pursuant to the redemption and/or conversion rights set forth in the Series D Certificate of Designation; provided that, the Company must make any such repurchase, redemption or payment in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, (iii) permit the Company, so long as no event of default has occurred and is continuing, to pay cash dividends under the Series D Preferred Shares as required in the Series D Certificate of Designation; provided that, the Company must pay such dividends in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, and (iv) add a new event of default, which occurs upon the delivery of a Triggering Event Redemption Notice (as defined under the Series D Certificate of Designation) under the Series D Certificate of Designation.

As collateral for obligations under Hercules Agreement, the Company granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. The collateral does not include assets held by FuelCell Energy Finance, LLC (“FuelCell Finance”) or any project subsidiary thereof. The Company may continue to collateralize and finance its project subsidiaries through other lenders and partners.  Under the Hercules Agreement, as amended, there is a minimum cash covenant which requires the Company to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of at least the greater of (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date.  The Hercules Agreement, as amended, contains customary representations and warranties, affirmative and negative covenants, and events of default that entitle Hercules to cause our indebtedness under the agreement to become immediately due and payable.

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

On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain job creation target dates by two years to October 28, 2019.  Under the Assistance Agreement, as amended, the Company targeted employment of 703 Connecticut employees by October 2019.  In connection with this amendment to the Assistance Agreement, in July 2018, the Company announced an increase in its annual production rate and committed to hire over 100 employees.  As of October 31, 2018, the Company had 452 Connecticut employees.  The Company cannot currently predict whether it will meet its target of employing 703 Connecticut employees by October 2019 or whether the time period for meeting this target will be extended.  If the Company does not meet this target in the required time period, principal under the promissory note will be paid at an annual rate of $14.0 thousand for each employee under the 703 employee target.

In 2015, the Company entered into the first of a series of agreements with PNC, whereby the Company’s project finance subsidiaries entered into sale-leaseback agreements for commissioned projects where we have entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitute payment to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations.  The outstanding financing obligation balance as of October 31, 2018 was $46.1 million and the decrease from the October 31, 2017 balance of $46.9 million includes lease payments offset by the recognition of interest expense.

The Company has a long-term loan agreement with the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport Fuel Cell Park project. The loan agreement carries an interest rate of 5.0 percent per annum.  Interest only payments commenced in January 2014 and principal payments will commence on the eighth anniversary of the project’s provisional acceptance date, which is December 20, 2021, payable in forty-eight equal monthly installments.  Outstanding amounts are secured by future cash flows from the Bridgeport Fuel Cell Park service agreement.

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

In November 2016, we assumed debt with Webster Bank in the amount of $2.3 million as a part of an asset acquisition transaction.  The term loan interest rate is 5.0 percent per annum and payments, which commenced in January 2017, are due on a quarterly basis.  The balance outstanding as of October 31, 2018 and 2017 was $1.1 million and $1.7 million, respectively.

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

In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “Loan Agreement”).  Pursuant to the Loan Agreement, NRG has extended a $40.0 million Loan Facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  Under the Loan Agreement, FuelCell Finance and its subsidiaries were permitted to draw on the Loan Facility to finance the construction of projects through the commercial operating date of the power plants.  Additionally, FuelCell Finance had the option to continue the financing term for each project after the commercial operating date for a minimum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent per annum thereafter.  Fees that were paid by FuelCell Finance to NRG for making the Loan Facility available and related legal fees incurred were capitalized and are being amortized straight-line over the life of the related Loan Agreement, which is five years. The term of the loans are up to five years but may be repaid early should the projects be sold or refinanced at the option of the Company.  There were no drawdowns or outstanding balances on the Loan Agreement as of October 31, 2018 and 2017.  The Loan Facility expires on March 31, 2019, therefore, any draws under the facility would be considered short-term debt.  Refer to Note 22, Subsequent Events, for information on a drawdown subsequent to October 31, 2018.

Note 13. Stockholders’ Equity

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

At Market Issuance Sales Agreement and Other Common Stock Sales

On June 13, 2018, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of up to $50,000,000 through the Agents. Under the Sales Agreement, the Agent making the sales is entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. During the year ended October 31, 2018, the Company sold 5.7 million shares of the Company’s common stock at prevailing market prices under the Sales Agreement and received gross proceeds of $8.0 million and paid $0.9 million of fees and commissions.

During the years ended October 31, 2017 and 2016, the Company sold 7.2 million shares and 6.0 million shares, respectively, of the Company's common stock at prevailing market prices through periodic offerings/sales on the open market and raised approximately $12.6 million and $36.1 million, net of aggregate selling commissions of $0.1 million and $0.1 million, respectively.

Public Offerings and Outstanding Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 12,000,000 shares of its common stock, (ii) Series C warrants to purchase 12,000,000 shares of its common stock and (iii) Series D warrants to purchase 12,000,000 shares of its common stock, for gross proceeds of approximately $15.4 million, at a public offering price of $1.28 per share and accompanying warrants. Total net proceeds to the Company were approximately $13.9 million.  The Series C warrants have an exercise price of $1.60 per share and a term of five years.  A total of 11,536 shares of common stock were issued during fiscal year 2018 upon the exercise of Series C warrants and the Company received total proceeds of $0.02 million. The Series D warrants had an exercise price of $1.28 per share and a term of one year.  A total of 2,584,174 shares of common stock were issued during fiscal year 2018 upon the exercise of Series D warrants and the Company received total proceeds of $3.3 million.   As of October 31, 2018, all Series D warrants have been exercised.

On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC.  In conjunction with the offering the Company issued 7,680,000 Series A Warrants, all of which remained outstanding as of October 31, 2018, at an exercise price of $5.83 per share. They are initially exercisable beginning on the date that is six months and one day after the issue date and will expire on the fifth anniversary of the initial exercisability date.  The Company also issued 4,926,000 prefunded Series B Warrants which were immediately exercisable.  They had an exercise price of $0.0001 per share and were to expire on the fifth anniversary of the issue date.  There were 3,826,000 prefunded Series B Warrants outstanding as of October 31, 2016, all of which were exercised during the year ended October 31, 2017.

The following table outlines the warrant activity during the year ended October 31, 2018:

	Series A Warrants	Series C Warrants	Series D Warrants
Balance as of October 31, 2017	7,680,000	11,580,900	2,584,174
Warrants exercised	—	(11,536)	(2,584,174)
Warrants expired	—	—	—
Balance as of October 31, 2018	7,680,000	11,569,364	—

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

Note 14. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series, of which shares to date have been issued and designated as Series D Convertible Preferred Stock (referred to herein as Series D Preferred Stock), Series C Convertible Preferred Stock (referred to herein as Series C Preferred Stock) and 5% Series B Cumulative Convertible Perpetual Preferred Stock (referred to herein as Series B Preferred Stock).

Series D Preferred Stock

On August 27, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to an underwritten offering (the “Offering”) of the Company’s Series D Preferred Stock with a par value of $0.01 per share.  Subject to the terms and conditions contained in the Underwriting Agreement, the Underwriter agreed to purchase, and the Company agreed to sell, 30,680 Series D Preferred Shares, initially convertible into 22,231,884 shares of the Company’s common stock (without regard to any limitation on conversion set forth in the Series D Certificate of Designation) at an initial conversion price of $1.38 per share (“Series D Conversion Price”), subject to certain adjustments.

The Offering closed on August 29, 2018.  The net proceeds to the Company from the sale of the Series D Preferred Stock, after deducting the underwriting discounts and commissions and the offering expenses payable by the Company, were approximately $25.3 million.

In conjunction with the closing of the Offering, on August 29, 2018, the Company filed the Series D Certificate of Designation with the Secretary of State of the State of Delaware, designating 30,680 shares of the Company’s preferred stock as Series D Convertible Preferred Stock and establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series D Preferred Stock, as described below.

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series D Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  An assessment of the probability of the exercise of the potential redemption features in the Series D Certificate of Designation for the Series D Preferred Stock is performed at each reporting date to determine whether any changes in classification are required.  As discussed below, the Company has not obtained stockholder approval to issue a number of shares of common stock equal to 20% or more of the Company’s outstanding voting stock as of the date of issuance of the Series D Preferred Stock and therefore is accreting as part of the stated value the estimated value of the potential common stock shortfall if stockholder approval is not obtained. As of October 31, 2018, the Company determined that none of the other contingent redemption features were probable.

A description of certain terms and provisions of the Series D Preferred Shares is as follows:

Conversion Right.  The Series D Preferred Shares are convertible into shares of the Company’s common stock, subject to the requirements of Nasdaq Listing Rule 5635(d), and the beneficial ownership limitation provided in the Series D Certificate of Designation, at a conversion price equal to $1.38 per share of common stock, subject to adjustment as provided in the Series D Certificate of Designation, including adjustments if the Company sells shares of common stock or equity securities convertible into or exercisable for shares of common stock, at prices below $1.38 per share, in certain types of transactions. The holders are prohibited from converting Series D Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company. Additionally, prior to receiving stockholder approval of the issuance of more than 19.9% of the Company’s outstanding common stock prior to the Offering, the holders will be prohibited from converting Series D Preferred Shares into shares of common stock if such conversion would cause the Company to issue pursuant to the terms of the Series D Preferred Stock a number of shares in excess of the maximum number of shares permitted to be issued thereunder without breaching the Company’s obligations under the rules or regulations of Nasdaq.

The Series D Conversion Price is subject to adjustment under certain circumstances in accordance with the Series D Certificate of Designation, including the following:

•

The conversion price may be proportionately reduced in the event of a subdivision of the Company’s common stock into a greater number of shares or proportionately increased in the event of a combination of the Company’s common stock into a smaller number of shares.

•

In the event that the Company in any manner issues or sells or enters into any agreement to issue or sell Variable Price Securities (as defined in the Series D Certificate of Designation), which generally includes any common stock, options or convertible securities that are issuable at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, but excluding customary anti-dilution provisions (each of the formulations for such variable price being referred to as, the “Variable Price”), each holder of Series D Preferred Shares will have the right (in its sole discretion) to substitute the Variable Price for the Conversion Price upon conversion of the Series D Preferred Shares.  Sales of common stock pursuant to the Company’s At Market Issuance Sales Agreement with B. Riley FBR, Inc. and Oppenheimer & Co., Inc. will be deemed Variable Price Securities with a Variable Price equal to the lowest price per share at which common stock is sold pursuant to that agreement. Under the Series D Certificate of Designation, the term “options” means any rights, warrants or options to subscribe for or purchase shares of common stock or convertible securities, and the term “convertible securities” means any stock or other security (other than options) that is at any time and under any circumstances, directly or indirectly, convertible into, exercisable or exchangeable for, or which otherwise entitles the holder thereof to acquire, any shares of common stock.

•

At any time any Series D Preferred Shares remain outstanding, the Company may reduce the then current conversion price to any amount for any period of time deemed appropriate by the Company’s board of directors.

Conversion Upon a Triggering Event.  Subject to the requirements of Nasdaq Listing Rule 5635(d), and the beneficial ownership limitations provided in the Series D Certificate of Designation, in the event of a triggering event (as defined in the Series D Certificate of Designation and summarized below), the Series D Preferred Shares are convertible into shares of common stock at a conversion price equal to the lower of the Series D Conversion Price in effect on the Trading Day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest VWAP of the common stock on any of the five consecutive Trading Days ending on the Trading Day immediately prior to delivery of the applicable conversion notice. This conversion right commences on the date of the triggering event and ends on the later of (i) the date the triggering event is cured and (ii) ten Trading Days after the Company delivers notice of the triggering event.

A triggering event (as defined in the Series D Certificate of Designation) includes, without limitation:

•	any failure to pay any amounts due to the holders of the Series D Preferred Shares;

•	the Company’s failure to timely deliver shares;

•

the suspension of the Company’s common stock from trading or failure to be trading or listed on The Nasdaq Global Market, without obtaining a listing on another national securities exchange, for a period of five consecutive Trading Days;

•	subject to limited exceptions, the Company’s failure to keep reserved for issuance 150% of the number of shares of common stock issuable upon conversion of the outstanding Series D Preferred Shares;

•	certain bankruptcy events; and

•	breaches of certain covenants that are not timely cured, where a cure period is permitted.

Redemption. On December 1, 2018, and on the sixteenth day and first day of each calendar month thereafter until March 1, 2020, subject to extension in certain circumstances (the “Series D Maturity Date”), inclusive, the Company will redeem the stated value of Series D Preferred Stock in thirty-one equal installments of approximately $989,677 (each bimonthly amount, a “Series D Installment Amount” and the date of each such payment, a “Series D Installment Date”). The holders will have the ability to defer installment payments, but not beyond the Series D Maturity Date. In addition, during each period commencing on the 11th trading day prior to a Series D Installment Date and prior to the immediately subsequent Series D Installment Date, the holders may elect to accelerate the conversion of Series D Preferred Shares at then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Series D Installment Amounts, or (b) the number of Series D Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Series D Installment Amounts.

Subject to the requirements of Nasdaq Listing Rule 5635(d) and certain other equity conditions set forth in the Series D Certificate of Designation, the Company may elect to pay the Series D Installment Amounts in cash or shares of common stock or in a combination of cash and shares of common stock.

Series D Installment Amounts paid in shares will be that number of shares of common stock equal to (a) the applicable Series D Installment Amount, to be paid in common stock divided by (b) the lesser of  (i) the then existing conversion price, (ii) 87.5% of the volume weighted average price (“VWAP”) of the common stock on the Trading Day immediately prior to the applicable Series D Installment Date, and (iii) 87.5% of the arithmetic average of the two lowest VWAPs of the common stock during the ten consecutive Trading Day period ending and including the Trading Day immediately prior to the applicable Series D Installment Date as applicable, provided that the Company meets standard equity conditions. The Company shall make such election no later than the eleventh Trading Day immediately prior to the applicable Series D Installment Date.

If the Company elects or is required to pay a Series D Installment Amount in whole or in part in cash, the amount paid will be equal to 108% of the applicable Series D Installment Amount.

Redemption Upon a Triggering Event.  In the event of a triggering event (as defined in the Series D Certificate of Designation and summarized above), the holders of Series D Preferred Shares may require the Company to redeem such Series D Preferred Shares in cash at a price equal to the greater of  (a) 125% of the stated value of the Series D Preferred Shares being redeemed plus accrued dividends, if any, and (b) the market value of the number of shares issuable on conversion of the Series D Preferred Shares, valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date the Company makes the redemption payment.

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

Limited Voting Rights.  The holders of Series D Preferred Shares have no voting rights, except as required by law; provided, however, that any amendment to the Company’s certificate of incorporation or bylaws or the Series D Certificate of Designation that adversely affects the powers, preferences and rights of the Series D Preferred Stock requires the approval of the holders of a majority of the Series D Preferred Shares then outstanding.

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

Nasdaq Marketplace Rule 5635(d).  Pursuant to the requirements of Nasdaq Listing Rule 5635(d), the Series D Preferred Shares may not be converted or redeemed by payment of shares of the Company’s common stock if such conversion or redemption would cause the Company to issue a number of shares equal to 20% or more of the Company’s outstanding voting stock as of the date of the issuance of the Series D Preferred Shares, until the Company’s stockholders approve such issuance. The Company has agreed to file a proxy statement with the SEC for the purpose of having the Company’s stockholders vote on a proposal to approve such issuances and further agreed to hold such stockholders’ meeting by no later than April 30, 2019.

Series C Preferred Stock

The Company issued an aggregate of 33,500 shares of its Series C Preferred Stock, $0.01 par value and $1,000 stated value per share, during the fiscal year ended October 31, 2017 for net proceeds of $27.9 million.  Each share of Series C Preferred Stock was sold at a price of $895.52 for gross proceeds of approximately $30.0 million.  As of October 31, 2018 and 2017, there were 8,992 shares and 33,300 shares of Series C Preferred Stock issued and outstanding, respectively, with a carrying value of $7.5 million and $27.7 million, respectively.

During the fiscal year ended October 31, 2018, holders of the Series C Preferred Stock converted 24,308 Series C Preferred Shares into common shares through installment conversions resulting in a reduction of $20.2 million to the carrying value being recorded to equity.  Installment conversions occurring prior to August 27, 2018 in which the conversion price was below the initial conversion price of $1.84 per share resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares.  In order to resolve different interpretations of the provisions of the Series C Certificate of Designations that govern adjustments to the conversion price in connection with sales of common stock under the Company’s at-the-market sales plan below the fixed conversion price and whether such sales constitute sales of variable priced securities under the Series C Certificate of Designations, the Company’s board of directors agreed to reduce the conversion price of the Series C Preferred Shares from $1.84 to $1.50 effective August 27, 2018 in exchange for a waiver of certain anti-dilution and price adjustment rights under the Series C Certificate of Designations for future at-the-market sales. Installment conversions occurring between August 27, 2018 and October 31, 2018 in which the installment conversion price was below the adjusted conversion price of $1.50 per share resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares. Installment conversions during the year ended October 31, 2018 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed dividends of $9.6 million.  The deemed dividend represents the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series C Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  An assessment of the probability of the exercise of the potential redemption features in the Series C Certificate of Designations for the Series C Preferred Stock is performed at each reporting date to determine whether any changes in classification are required.  As of October 31, 2018 and 2017, the Company determined that none of the contingent redemption features were probable.

A summary of certain terms of the Series C Preferred Stock follows.

Conversion Rights.  As of October 31, 2018, the Series C Preferred Shares were convertible into shares of common stock subject to the beneficial ownership limitations provided in the Series C Certificate of Designations, at a conversion price equal to $1.50 per share.  The conversion price is subject to adjustment as provided in the Series C Certificate of Designations, including adjustments if the Company sells shares of common stock or equity securities convertible into or exercisable for shares of common stock, at variable prices below the conversion price then in effect.  In the event of a triggering event, as defined in the Series C Certificate of Designations, the Series C Preferred Shares are convertible into shares of common stock at a conversion price equal to the lower of the conversion price then in effect and 85% of the lowest VWAP of the common stock of the five trading days immediately prior to delivery of the applicable conversion notice.  The holders will be prohibited from converting Series C Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 8.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company.

Installment Payments. On November 1, 2017 and on the sixteenth day and first day of each calendar month thereafter until March 1, 2019, subject to extension in certain circumstances (the “Series C Maturity Date”), inclusive, the Company will redeem the stated value of Series C Preferred Shares in thirty-three equal installments of approximately $1.0 million (each bimonthly amount, a “Series C Installment Amount” and the date of each such payment, a “Series C Installment Date”). The holders will have the ability to defer installment payments, but not beyond the Series C Maturity Date. In addition, during each period commencing on the 11th trading day prior to a Series C Installment Date and prior to the immediately subsequent Series C Installment Date, the holders may elect to accelerate the conversion of Series C Preferred Shares at the then applicable installment conversion price, provided that the holders may not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Series C Installment Amounts, or (b) the number of Series C Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Series C Installment Amounts.

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

Dividends. Each holder of the Series C Preferred Shares shall be entitled to receive dividends (a) if no triggering event, as defined in the Series C Certificate of Designations, has occurred and is continuing when and as declared by the Company’s board of directors, in its sole and absolute discretion or (b) if a triggering event has occurred and until such triggering event has been cured, a dividend of 15% per annum based on the holder’s outstanding number of Series C Preferred Shares multiplied by the stated value.  There were no triggering events or dividends declared in fiscal years 2017 or 2018.

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

Ranking and Voting Rights. Shares of Series C Preferred Stock rank with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution:

•	senior to shares of the Company’s common stock;
•	junior to the Company’s debt obligations;
•	junior to the Company’s outstanding Series B Preferred Stock;

•	pari passu to the Company’s outstanding Series D Preferred Stock (which was issued on August 29, 2018); and
•	effectively junior to the Company’s subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

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

Redeemable Series B Preferred Stock

The Company has 105,875 shares of Series B Preferred Stock (Liquidation Preference $1,000.00 per share) authorized for issuance. As of October 31, 2018 and 2017, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. The shares of Series B Preferred Stock and the shares of common stock issuable upon conversion of the shares of Series B Preferred Stock are covered by a registration rights agreement.  The following is a summary of certain provisions of the Series B Preferred Stock.

•	Ranking — Shares of Series B Preferred Stock rank with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution:
•	senior to shares of the Company’s common stock;
•	senior to shares of the Company’s Series C Preferred Stock;
•	senior to shares of the Company’s Series D Preferred Stock;
•	junior to the Company’s debt obligations; and
•	effectively junior to the Company’s subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.
•

Dividends - The Series B Preferred Stock pays cumulative annual dividends of $50.00 per share which are payable quarterly in arrears on February 15, May 15, August 15 and November 15. Dividends accumulate and are cumulative from the date of original issuance. Unpaid accumulated dividends do not bear interest.

The dividend rate is subject to upward adjustment as set forth in the Series B Certificate of Designation if the Company fails to pay, or to set apart funds to pay, any quarterly dividend on the Series B Preferred Stock. The dividend rate is also subject to upward adjustment as set forth in the Registration Rights Agreement entered into with the initial purchasers of the Series B Preferred Stock (the “Registration Rights Agreement”) if the Company fails to satisfy its registration obligations with respect to the Series B Preferred Stock (or the underlying common shares) under the Registration Rights Agreement.

No dividends or other distributions may be paid or set apart for payment on the Company’s common shares (other than a dividend payable solely in shares of a like or junior ranking) unless all accumulated and unpaid Series B Preferred Stock dividends have been paid or funds or shares of common stock have been set aside for payment of accumulated and unpaid Series B Preferred Stock dividends.

The dividend on the Series B Preferred Stock may be paid in cash; or at the option of the holder, in shares of the Company’s common stock, which will be registered pursuant to a registration statement to allow for the immediate sale of these common shares in the public market.  Dividends of $3.2 million were paid in cash in each of the years ended October 31, 2018, 2017 and 2016.  There were no cumulative unpaid dividends as of October 31, 2018 and 2017.

•

Liquidation - The holders of Series B Preferred Stock are entitled to receive, in the event that the Company is liquidated, dissolved or wound up, whether voluntary or involuntary, $1,000.00 per share plus all accumulated and unpaid dividends to the date of that liquidation, dissolution, or winding up (“Liquidation Preference”). Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including shares of the Company’s common stock.  After the Liquidation Preference is paid in full, holders of the Series B Preferred Stock will not be entitled to receive any further distribution of the Company’s assets.  As of October 31, 2018 and 2017, the Series B Preferred Stock had a Liquidation Preference of $64.0 million.

•

Conversion Rights - Each share of Series B Preferred Stock may be converted at any time, at the option of the holder, into 7.0922 shares of the Company’s common stock (which is equivalent to an initial conversion price of $141.00 per share) plus cash in lieu of fractional shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Series B Certificate of Designation.  The conversion rate is not adjusted for accumulated and unpaid dividends. If converted, holders of Series B Preferred Stock do not receive a cash payment for all accumulated and unpaid dividends; rather, all accumulated and unpaid dividends are canceled.

The Company may, at its option, cause shares of Series B Preferred Stock to be automatically converted into that number of shares of common stock that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if the closing price of its common stock exceeds 150% of the then prevailing conversion price ($141.00 per share as of October 31, 2018) for 20 trading days during any consecutive 30 trading day period, as described in the Series B Certificate of Designation.

If holders of Series B Preferred Stock elect to convert their shares in connection with certain fundamental changes, as defined in the Series B Certificate of Designation, the Company will in certain circumstances increase the conversion rate by a number of additional shares of common stock upon conversion or, in lieu thereof, the Company may in certain circumstances elect to adjust the conversion rate and related conversion obligation so that shares of Series B Preferred Stock are converted into shares of the acquiring or surviving company, in each case as described in the Series B Certificate of Designation.

The adjustment of the conversion price is to prevent dilution of the interests of the holders of the Series B Preferred Stock from certain dilutive transactions with holders of common stock.

•

Redemption — The Company does not have the option to redeem the shares of Series B Preferred Stock. However, holders of the Series B Preferred Stock can require the Company to redeem all or part of their shares at a redemption price equal to the Liquidation Preference of the shares to be redeemed in the case of a “fundamental change”, (as described in the Series B Certificate of Designation).  A fundamental change will be deemed to have occurred if any of the following occurs:

•

any “person” or “group” is or becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of all classes of the Company’s capital stock then outstanding and normally entitled to vote in the election of directors;

•

during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors (together with any new directors whose election by the Company’s board of directors or whose nomination for election by the stockholders was approved by a vote of two-thirds of the Company’s directors then still in office who were either directors at the beginning of such period or whose election of nomination for election was previously so approved) cease for any reason to constitute a majority of the directors then in office;

•	the termination of trading of the Company’s common stock on The Nasdaq Stock Market and such shares are not approved for trading or quoted on any other U.S. securities exchange; or

•

the Company consolidates with or merges with or into another person or another person merges with or into the Company or the sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of the Company’s assets and certain of its subsidiaries, taken as a whole, to another person and, in the case of any such merger or consolidation, the Company’s securities that are outstanding immediately prior to such transaction and which represent 100% of the aggregate voting power of the Company’s voting stock are changed into or exchanged for cash, securities or property, unless pursuant to the transaction such securities are changed into securities of the surviving person that represent, immediately after such transaction, at least a majority of the aggregate voting power of the voting stock of the surviving person.

Notwithstanding the foregoing, holders of shares of Series B Preferred Stock will not have the right to require the Company to redeem their shares if:

•

the last reported sale price of shares of the Company’s common stock for any five trading days within the 10 consecutive trading days ending immediately before the later of the fundamental change or its announcement equaled or exceeded 105% of the conversion price of the shares of Series B Preferred Stock immediately before the fundamental change or announcement;

•

at least 90% of the consideration (excluding cash payments for fractional shares) and, in respect of dissenters’ appraisal rights, if the transaction constituting the fundamental change consists of shares of capital stock traded on a U.S. national securities exchange, or which will be so traded or quoted when issued or exchanged in connection with a fundamental change, and as a result of the transaction, shares of Series B Preferred Stock become convertible into such publicly traded securities; or

•	in the case of fundamental change event in the fourth bullet above, the transaction is affected solely to change the Company’s jurisdiction of incorporation.

The Company may, at its option, elect to pay the redemption price in cash or in shares of the Company’s common stock, valued at a discount of 5% from the market price of shares of the Company’s common stock, or any combination thereof.  Notwithstanding the foregoing, the Company may only pay such redemption price in shares of the Company’s common stock that are registered under the Securities Act of 1933 and eligible for immediate sale in the public market by non-affiliates of the Company.

•

Voting Rights - Holders of Series B Preferred Stock currently have no voting rights; however, holders may receive certain voting rights, as described in the Series B Certificate of Designation, if (1) dividends on any shares of Series B Preferred Stock, or any other class or series of stock ranking on a parity with the Series B Preferred Stock with respect to the payment of dividends, shall be in arrears for dividend periods, whether or not consecutive, for six calendar quarters or (2) the Company fails to pay the redemption price, plus accrued and unpaid dividends, if any, on the redemption date for shares of Series B Preferred Stock following a fundamental change.

So long as any shares of Series B Preferred Stock remain outstanding, the Company will not, without the consent of the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at the time (voting separately as a class with all other series of preferred stock, if any, on parity with the Series B Preferred Stock upon which like voting rights have been conferred and are exercisable) issue or increase the authorized amount of any class or series of shares ranking senior to the outstanding shares of the Series B Preferred Stock as to dividends or upon liquidation. In addition, the Company will not, subject to certain conditions, amend, alter or repeal provisions of the Company’s certificate of incorporation, including the Series B Certificate of Designation relating to the Series B Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely amend, alter or affect any power, preference or special right of the outstanding shares of Series B Preferred Stock or the holders thereof without the affirmative vote of not less than two-thirds of the issued and outstanding Series B Preferred Stock shares.

Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”)

FCE FuelCell Energy Ltd. (“FCE Ltd”), one of the Company's indirect subsidiaries, has 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which are held by Enbridge, Inc. ("Enbridge"), which is a related party.  The Company guarantees the return of principal and dividend obligations of FCE Ltd. to the holders of Series 1 Preferred Shares.

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

The terms of the Series 1 Preferred Shares includes payments of (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. These payments commenced on March 31, 2011 and will end on December 31, 2020. Dividends accrue at a 1.25% quarterly rate on the unpaid principal balance, and additional dividends will accrue on the cumulative unpaid dividends (inclusive of the Cdn. $12.5 million unpaid dividend balance as of the modification date) at a rate of 1.25% compounded quarterly.  On December 31, 2020, the amount of all accrued and unpaid dividends on the Series 1 Preferred Shares of Cdn. $21.1 million and the balance of the principal redemption price of Cdn. $4.4 million shall be paid to the holders of the Series 1 Preferred Shares. FCE Ltd. has the option of making dividend payments in the form of common stock or cash under the terms of the Series 1 Preferred Shares.

Because the Series 1 Preferred Shares represent a mandatorily redeemable financial instrument, they are presented as a liability on the Consolidated Balance Sheet.

The Company made its scheduled payments of Cdn. $1.3 million during each of fiscal year 2018, 2017 and 2016.  The Company also recorded interest expense, which reflects the accretion of the fair value discount of approximately Cdn. $2.8 million, Cdn. $2.6 million and Cdn. $2.4 million, respectively.  As of October 31, 2018 and 2017, the carrying value of the Series 1 Preferred Shares was Cdn. $20.9 million ($15.9 million) and Cdn. $19.4 million ($15.1 million), respectively and is classified as preferred stock obligation of subsidiary on the Consolidated Balance Sheets.

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

For example, assuming the holder of the Series 1 Preferred Shares exercises its conversion rights after July 31 2020 and assuming the common stock price is $0.85 (the common stock closing price on October 31, 2018) and an exchange rate of U.S. $1.00 to Cdn. $1.31 (exchange rate on October 31, 2018) at the time of conversion, the Company would be required to issue approximately 4,192,221 shares of its common stock.

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

The assumptions used in these valuation models include historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the security is denominated in Canadian dollars, and the closing price of our common stock. The aggregate fair value of these derivatives included within long-term debt and other liabilities on the Consolidated Balance Sheets as of October 31, 2018 and 2017 was $0.8 million.

Note 15. Segment Information

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

Revenues, by geographic location (based on the customer’s ordering location) for the years ended October 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
United States	$50,953	$47,539	$48,697
South Korea	36,279	44,217	52,007
England	387	368	277
Germany	1,795	2,740	7,147
Canada	23	729	124
Spain	—	73	—
Total	$89,437	$95,666	$108,252

Service agreement revenue which is included within Service agreements and license revenues on the consolidated statement of operations was $13.5 million, $24.4 million and $26.6 million, for the years ended October 31, 2018, 2017 and 2016, respectively.

Long-lived assets located outside of the United States as of October 31, 2018 and 2017 are not significant individually or in the aggregate.

Note 16. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Section 423 Stock Purchase Plan (the “ESPP”) and an employee tax-deferred savings plan, which are described in more detail below.

2018 Omnibus Incentive Plan

The Company’s 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”) was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders, which was held on April 5, 2018.  The 2018 Incentive Plan provides that a total of 4.0 million shares of the Company’s common stock may be issued thereunder.  The 2018 Incentive Plan authorizes grants of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units and incentive awards to key employees, directors, consultants and advisors.  Stock options, RSAs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Board but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. Stock options generally vest ratably over 4 years and expire 10 years from the date of grant.  As of October 31, 2018, there were 1.4 million shares available for grant.

Other Equity Incentive Plans

The Company has a 2010 Equity Incentive Plan.  In April 2017, the number of shares of common stock reserved for issuance under the 2010 Equity Incentive Plan was increased to 4.5 million shares.  Under the 2010 Equity Incentive Plan, the Board was authorized to grant incentive stock options, nonstatutory stock options, SARs, RSAs, RSUs, performance units, performance shares, dividend equivalent rights and other stock based awards to our officers, key employees and non-employee directors. Stock options, RSAs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Board but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options. Stock options generally vest ratably over 4 years and expire 10 years from the date of grant. The Company also has an international award program to provide RSUs for the benefit of certain employees outside the United States. At October 31, 2018, equity awards outstanding under the 2010 Equity Incentive Plan consisted of incentive stock options, nonstatutory stock options, RSAs and RSUs.

The Company's 1998, 2006 and 2010 Equity Incentive Plans remain in effect only to the extent of awards outstanding under the plan as of October 31, 2018.

Share-based compensation was reflected in the consolidated statements of operations as follows (in thousands):

	2018	2017	2016
Cost of revenues	$543	$1,050	$745
General and administrative expense	2,256	2,721	2,110
Research and development expense	355	679	504
	$3,154	$4,450	$3,359

Stock Options

We account for stock options awarded to non-employee directors under the fair value method. The fair value of stock options is estimated on the grant date using the Black-Scholes option valuation model and the following weighted-average assumptions:

	2018	2017	2016
Expected life (in years)	7.0	7.0	7.0
Risk free interest rate	2.8%	2.2%	1.5%
Volatility	72.7%	79.5%	80.1%
Dividend yield	—%	—%	—%

The expected life is the period over which our non-employee directors are expected to hold the options and is based on historical data for similar grants. The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Expected volatility is based on the historical volatility of our stock. Dividend yield is based on our expected dividend payments over the expected life.

The following table summarizes our stock option activity for the year ended October 31, 2018:

		Weighted- Average Option
Options	Shares	Price
Outstanding as of October 31, 2017	309,950	$23.81
Granted	54,503	$1.78
Canceled	(40,967)	$100.85
Outstanding as of October 31, 2018	323,486	$10.34

The weighted average grant-date fair value per share for options granted during the years ended October 31, 2018, 2017 and 2016 was $1.78, $1.50 and $6.44, respectively. There were no options exercised in fiscal years 2018, 2017 or 2016.

The following table summarizes information about stock options outstanding and exercisable as of October 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	outstanding	Life	Price	exercisable	Price
$0.00 — $3.23	158,322	8.8	$1.60	103,819	$1.50
$3.24 — $61.20	165,164	4.1	$18.72	163,500	$18.79
	323,486	6.4	$10.34	267,319	$12.07

There was no intrinsic value for options outstanding and exercisable at October 31, 2018.

Restricted Stock Awards and Units

The following table summarizes our RSA and RSU activity for the year ended October 31, 2018:

		Weighted- Average
Restricted Stock Awards and Units	Shares	Fair Value
Outstanding as of October 31, 2017	3,008,686	2.52
Granted	2,545,715	1.75
Vested	(925,662)	2.80
Forfeited	(258,164)	2.19
Outstanding as of October 31, 2018	4,370,575	2.03

RSA and RSU expense is based on the fair value of the award at the date of grant and is amortized over the vesting period, which is generally over 3 or 4 years. As of October 31, 2018, the 4.4 million outstanding RSAs and RSUs had an average remaining life of 1.4 years and an aggregate intrinsic value of $3.7 million.

As of October 31, 2018, total unrecognized compensation cost related to RSAs including RSUs was $6.2 million which is expected to be recognized over the next 2.0 years on a weighted-average basis.

Stock Awards

During the years ended October 31, 2018, 2017 and 2016, we awarded 158,708, 86,001 and 24,379 shares, respectively, of fully vested, unrestricted common stock to the independent members of our board of directors as a component of board of director compensation which resulted in recognizing $0.3 million, $0.1 million and $0.2 million of expense for each of the respective years.

Employee Stock Purchase Plan

The 2018 Employee Stock Purchase Plan (the “ESPP”) was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders.  The adoption of the ESPP allows the Company to provide eligible employees of FuelCell Energy, Inc. and of certain designated subsidiaries with the opportunity to voluntarily participate in the ESPP, enabling such participants to purchase shares of the Company’s common stock at a discount to market price at the time of such purchase.  The maximum number of the Company’s shares of common stock that may be issued under the ESPP is 500,000 shares.  The previous Employee Stock Purchase Plan was suspended as of May 1, 2017 because we did not have sufficient shares of common stock available for issuance.

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

There was no ESPP activity for the year ended October 31, 2018.  The fair value of shares issued under the previous Employee Stock Purchase Plan was determined at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended October 31, 2017 and 2016:

	2017	2016
Expected life (in years)	0.5	0.5
Risk free interest rate	0.46%	0.30%
Volatility	75.0%	37.0%
Dividends yield	—%	—%

The weighted-average fair value of shares issued under the previous Employee Stock Purchase Plan during fiscal year 2017 and 2016 was $1.76 and $6.86 per share, respectively.

Employee Tax-Deferred Savings Plans

We offer a 401(k) plan (the “Plan”) to all full time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the Plan, limited to an annual maximum amount as set periodically by the Internal Revenue Service. Employee contributions are fully vested when made. Under the Plan, there is no option available to the employee to receive or purchase our common stock.  Matching contributions of 2% under the Plan aggregated $0.5 million, $0.5 million and $0.6 million for the years ended October 31, 2018, 2017, and 2016, respectively.

Note 17. Income Taxes

The components of loss before income taxes for the years ended October 31, 2018, 2017, and 2016 were as follows (in thousands):

	2018	2017	2016
U.S.	$(47,314)	$(49,723)	$(46,708)
Foreign	(3,035)	(4,136)	(3,981)
Loss before income taxes	$(50,349)	$(53,859)	$(50,689)

The Company recorded an income tax benefit totaling $3.0 million for the year ended October 31, 2018 compared to income tax expense of $0.04 million and $0.5 million for the years ended October 31, 2017 and 2016, respectively.  The income tax benefit for the year ended October 31, 2018 primarily related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018 which resulted in a deferred tax benefit of $1.0 million primarily related to a reduction of the Company’s deferred tax liability for in process research and development (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company generated in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for IPR&D.  The current income tax expense for the years ended October 31, 2017 and 2016 related to foreign withholding taxes and income taxes in South Korea and there was no deferred federal income tax expense (benefit) for the years ended October 31, 2017 and 2016.  Franchise tax expense, which is included in administrative and selling expenses, was $0.5 million, $0.5 million and $0.4 million for the years ended October 31, 2018, 2017 and 2016, respectively.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended October 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Statutory federal income tax rate	(23.2)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of Federal benefits	0.7%	(1.3)%	(0.2)%
Foreign withholding tax	0.0%	0.1%	1.1%
Net operating loss expiration and true-ups	4.6%	(4.6)%	3.3%
Nondeductible expenditures	1.5%	1.9%	0.9%
Change in tax rates	201.6%	(0.8)%	(0.3)%
Other, net	0.0%	0.6%	0.2%
Valuation allowance	(191.2)%	38.2%	30.1%
Effective income tax rate	(6.0)%	0.1%	1.1%

Our deferred tax assets and liabilities consisted of the following at October 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred tax assets:
Compensation and benefit accruals	$7,767	$11,158
Bad debt and other allowances	426	605
Capital loss and tax credit carry-forwards	12,295	13,398
Net operating losses (domestic and foreign)	202,643	282,022
Deferred license revenue	4,765	7,850
Inventory valuation allowances	238	111
Accumulated depreciation	4,374	5,095
Grant revenue	910	1,522
Gross deferred tax assets:	233,418	321,761
Valuation allowance	(231,403)	(321,761)
Deferred tax assets after valuation allowance	2,015	—
Deferred tax liability:
In process research and development	(2,356)	(3,377)
Net deferred tax liability	$(341)	$(3,377)

We continually evaluate our deferred tax assets as to whether it is “more likely than not” that the deferred tax assets will be realized. In assessing the realizability of our deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes that significant uncertainty exists surrounding the recoverability of the deferred tax assets. As a result, with the exception of the discussion above, we recorded a valuation allowance against our net deferred tax assets. None of the valuation allowance will reduce additional paid in capital upon subsequent recognition of any related tax benefits.  As of October 31, 2018, we had federal and state NOL carryforwards of $799.9 million and $410.2 million, respectively. The federal NOL carryforwards expire in varying amounts from 2019 through 2037 while state NOL carryforwards expire in varying amounts from fiscal year 2019 through 2037.  Federal NOLs generated in fiscal 2018 are not subject to expiration subsequent to the Act discussed above.  Additionally, we had $8.3 million of state tax credits available that will expire from tax years 2019 to 2037.

Certain transactions involving the Company’s beneficial ownership occurred in fiscal year 2014 and prior years, which could have resulted in a stock ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. We complete a detailed Section 382 ownership shift analysis on an annual basis to determine whether any of our NOL and credit carryovers will be subject to limitation. Based on that study, we determined that there was no ownership change as of the end of our fiscal year 2018 that impacts Section 382.  The acquisition of Versa in fiscal year 2013 triggered a Section 382 ownership change at the level of Versa Power System which will limit the future usage of some of the federal and state NOLs that we acquired in that transaction. The federal and state NOLs that are non 382-limited are included in the NOL deferred tax assets as disclosed.

As discussed in Note 1, the Company’s financial statements reflect expected future tax consequences of uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction) presuming the taxing authorities’ full knowledge of the position and all relevant facts.

The liability for unrecognized tax benefits as of October 31, 2018 and 2017 was $15.7 million. This amount is directly associated with a tax position taken in a year in which federal and state NOL carryforwards were generated. Accordingly, the amount of unrecognized tax benefit has been presented as a reduction in the reported amounts of our federal and state NOL carryforwards. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes; however, because of our significant NOLs, no provision for interest or penalties has been recorded.

We file income tax returns in the U.S. and certain states, primarily Connecticut and California, as well as income tax returns required internationally for South Korea and Germany. We are open to examination by the Internal Revenue Service and various states in which we file for fiscal year 2001 to the present.  During the fiscal year ended October 31, 2018, the Company underwent an IRS examination for its fiscal year 2016 tax year which was closed without material adjustment.

Note 18. Earnings Per Share

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

The calculation of basic and diluted EPS for the years ended October 31, 2018, 2017 and 2016 was as follows (amounts in thousands, except share and per share amounts):

	2018	2017	2016
Numerator
Net loss	$(47,334)	$(53,903)	$(51,208)
Net loss attributable to noncontrolling interest	—	—	251
Series B Preferred stock dividends	(3,200)	(3,200)	(3,200)
Series C Preferred stock deemed dividends	(9,559)	—	—
Series D Preferred stock redemption accretion	(2,075)	—	—
Net loss to common stockholders	$(62,168)	$(57,103)	$(54,157)
Denominator
Weighted average common shares outstanding - basic	82,754,268	49,914,904	29,773,700
Effect of dilutive securities (1)	—	—	—
Weighted average common shares outstanding - diluted	82,754,268	49,914,904	29,773,700
Net loss to common stockholders per share - basic	$(0.75)	$(1.14)	$(1.82)
Net loss to common stockholders per share - diluted (1)	$(0.75)	$(1.14)	$(1.82)

(1)

Due to the net loss to common stockholders in each of the years presented above, diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. As of October 31, 2018, 2017 and 2016, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	October 31, 2018	October 31, 2017	October 31, 2016
May 2017 Offering – Series C Warrants	11,569,364	11,580,900	—
May 2017 Offering – Series D Warrants	-	2,584,174	—
July 2016 Offering - Series A Warrants	7,680,000	7,680,000	7,680,000
July 2016 Offering - Series B Warrants	—	—	3,826,000
July 2014 Offering - NRG Warrants	—	—	166,666
Outstanding options to purchase common stock	323,486	309,950	246,923
Unvested RSAs	1,119,433	1,898,692	915,831
Unvested RSUs	3,251,142	1,109,994	74,204
Series C Preferred Shares to satisfy conversion requirements (1)	5,994,667	18,097,826	—
Series D Preferred Shares to satisfy conversion requirements (2)	22,231,884	—	—
5% Series B Cumulative Convertible Preferred Stock (3)	454,043	454,043	454,043
Series 1 Preferred Shares to satisfy conversion requirements (3)	15,168	15,168	15,168
Total potentially dilutive securities	52,639,187	43,730,747	13,378,835

(1)

The number of shares of common stock issuable upon conversion of the Series C Preferred Stock was calculated using the liquidation preference value outstanding on October 31, 2018 of $9.0 million divided by the reduced conversion price of $1.50 and the liquidation preference of $33.3 million divided by the conversion price of

$1.84 as of October 31, 2017. The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.
(2)

The number of shares of common stock issuable upon conversion of the Series D Preferred Stock was calculated using the liquidation preference value outstanding on October 31, 2018 of $30.7 million divided by the conversion price of $1.38.  The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.

(3)	Refer to Note 14, Redeemable Preferred Stock, for information on the calculation of the common shares upon conversion.

Note 19. Commitments and Contingencies

Lease agreements

As of October 31, 2018 and 2017, we had capital lease obligations of $0.3 million and $0.6 million, respectively. Lease payment terms are primarily thirty-six months from the date of lease.

We also lease certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.  Rent expense was $1.2 million, $1.6 million and $1.8 million for the years ended October 2018, 2017 and 2016, respectively.

Non-cancelable minimum payments applicable to operating and capital leases at October 31, 2018 were as follows (in thousands):

	Operating Leases	Capital Leases
2019	$841	$237
2020	570	83
2021	381	17
2022	378	4
2023	374	—
Thereafter	3,004	—
Total	$5,548	$341

Service Agreements

Under the provisions of our service agreements, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Under the terms of our service agreements, the power plant must meet a minimum operating output during the term. If minimum output falls below the contract requirement, we may be subject to performance penalties and/or may be required to repair or replace the customer’s fuel cell module(s). An estimate is not recorded for a potential performance guarantee liability until a performance issue has occurred at a particular power plant. At that point, the actual power plant’s output is compared against the minimum output guarantee and an accrual is recorded. The review of power plant performance is updated each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if any. The Company has provided for an accrual for performance guarantees, based on actual fleet performance, which totaled $1.1 million and $2.2 million as of October 31, 2018 and 2017, respectively, and is recorded in “Accrued liabilities.”

Our loss accrual on service agreements, excluding the accrual for performance guarantees, totaled $0.9 million and $1.1 million as of October 31, 2018 and 2017, respectively, and is recorded in “Accrued liabilities.” Our loss accrual estimates are performed on a contract by contract basis and include cost assumptions based on what we anticipate the service requirements will be to fulfill obligations under each contract.  The decrease primarily relates to module exchanges performed during the year ended October 31, 2018.

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

Assistance Agreement with the State of Connecticut

On April 17, 2017, the Company entered into an amendment to the Assistance Agreement extending certain job creation target dates by two years to October 28, 2019.  Under the Assistance Agreement, as amended, the Company targeted employment of 703 Connecticut employees by October 2019.  In connection with this amendment to the Assistance Agreement, in July 2018, the Company announced an increase in its annual production rate and committed to hire over 100 employees.  As of October 31, 2018, the Company had 452 Connecticut employees.  The Company cannot currently predict whether it will meet its target of employing 703 Connecticut employees by October 2019 or whether the time period for meeting this target will be extended.  If the Company does not meet this target in the required time period, principal under the promissory note will be paid at an annual rate of $14.0 thousand for each employee under the 703 employee target.

Other

At October 31, 2018, the Company has unconditional purchase commitments aggregating $64.0 million, for materials, supplies and services in the normal course of business.

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

Note 20. Supplemental Cash Flow Information

The following represents supplemental cash flow information (dollars in thousands):

	Year Ended October 31,
	2018	2017	2016
Cash interest paid	$4,486	$2,715	$1,941
Income taxes paid	2	2	80
Noncash financing and investing activity:
Common stock issued for Employee Stock Purchase Plan in settlement of prior year accrued employee contributions	—	50	105
Noncash reclass between inventory and project assets	10,793	7,282	—
Assumption of debt in conjunction with asset acquisition	—	2,289	—
Acquisition of project assets	—	2,386	—
Series C Preferred stock conversions	20,220	—	—
Accrued sale of common stock, cash received in a subsequent period	—	—	357
Accrued purchase of fixed assets, cash paid in subsequent period	1,579	2,490	3,952
Accrued purchase of project assets, cash paid in subsequent period	3,115	2,380	1,797

Note 21. Quarterly Information (Unaudited)

Selected unaudited financial data for each quarter of fiscal year 2018 and 2017 is presented below. We believe that the information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year ended October 31, 2018
Revenues	$38,613	$20,830	$12,110	$17,884	89,437
Gross profit (loss)	4,635	(629)	(2,056)	1,143	3,093
Loss on operations	(5,553)	(12,735)	(14,474)	(11,870)	(44,632)
Net loss	(4,183)	(13,174)	(15,881)	(14,096)	(47,334)
Series B Preferred stock dividends	(800)	(800)	(800)	(800)	(3,200)
Series C Preferred stock deemed dividends	(3,463)	(4,199)	(939)	(958)	(9,559)
Series D Preferred stock redemption accretion	—	—	—	(2,075)	(2,075)
Net loss to common stockholders	(8,446)	(18,173)	(17,620)	(17,929)	(62,168)
Net loss to common stockholders per basic and diluted common share (1)	$(0.12)	$(0.23)	$(0.20)	$(0.19)	(0.75)
Year ended October 31, 2017
Revenues	$17,002	$20,417	$10,358	$47,889	95,666
Gross (loss) profit	1,813	383	(2,626)	3,164	2,734
Loss on operations	(10,928)	(11,496)	(14,330)	(8,181)	(44,935)
Net loss	(13,685)	(13,238)	(17,001)	(9,979)	(53,903)
Preferred stock dividends	(800)	(800)	(800)	(800)	(3,200)
Net loss to common stockholders	(14,485)	(14,038)	(17,801)	(10,779)	(57,103)
Net loss to common stockholders per basic and diluted common share (1)	$(0.39)	$(0.33)	$(0.31)	$(0.17)	(1.14)

(1)	The full year net loss to common stockholders basic and diluted share may not equal the sum of the quarters due to weighting of outstanding shares.

Note 22. Subsequent Events

NRG Loan Facility

As described in Note 12, the Company has a project finance facility with NRG pursuant to which NRG extended a $40 million revolving construction and term financing facility (the “Loan Facility”) to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries. On December 13, 2018, FuelCell Finance’s wholly owned subsidiary, Central CA Fuel Cell 2, LLC, drew a construction loan advance of $5.8 million under the Loan Facility. This advance will be used to support the completion of construction of the 2.8 MW Tulare BioMAT project in California. This plant is expected to meet its commercial operations date (COD) in March 2019.  In conjunction with the December 13, 2018 draw, FuelCell Finance and NRG entered into an amendment to the NRG Agreement (the “Amendment”) to revise the definitions of the terms “Maturity Date” and “Project Draw Period” under the NRG Agreement and to make other related revisions.  Prior to the Amendment, FuelCell Finance and its subsidiaries were able to request draws under the Loan Facility through July 30, 2019 and the Maturity Date of each note under the Loan Facility was five years after the first disbursement under such note.  Pursuant to the Amendment, FuelCell Finance and its subsidiaries may now request draws only through December 31, 2018 and the Maturity Date of each note is the earlier of (a) March 31, 2019 and (b) the COD (commercial operation date or substantial completion date, as applicable) with respect to the fuel cell project owned by the borrower under such note.  There are currently no other drawdowns or outstanding balances under the Loan Facility.

Generate Lending Loan Facility

On December 21, 2018, the Company, through its indirect wholly-owned subsidiary FuelCell Energy Finance II, LLC (“FCEF II” or “Borrower”), entered into a Construction Loan Agreement (the “Agreement” or the “Generate Lending Construction Loan Agreement”) with Generate Lending, LLC (“Lender” or “Generate Lending”) pursuant to which Generate Lending agreed (the “Commitment”) to make available to FCEF II a credit facility in an aggregate principal amount of up to $100.0 million and, subject to further Lender approval and available capital, up to $300.0 million if requested by the Company (the “Facility”) to fund the manufacture, construction, installation, commissioning and start-up of stationary fuel cell projects to be developed by the Company on behalf of Borrower during the Availability Period (as defined below and in the Agreement). Fuel cell projects must meet certain conditions to be determined to be “Approved Projects” under the Facility. The Facility will be comprised of multiple loans to individual Approved Projects (each, a “Working Capital Loan”). Each Working Capital Loan will be sized to the lesser of (i) 100% of the construction budget and (ii) the invested amount that allows Lender to achieve a 10% unlevered, after-tax inefficient internal rate of return. Approved Projects will be funded at milestones on a cost incurred basis. FCEF II and the Company will contribute any additional equity required to construct an Approved Project on a pari-passu basis with the Working Capital Loans.  The Commitment to provide Working Capital Loans will remain in place for thirty-six months from the date of the Agreement (the “Availability Period”).  Interest will accrue at 9.5% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month. The initial draw amount under this facility, funded at closing, was $10 million.

The maturity date for the outstanding principal amount of each Working Capital Loan will be the earlier of (a) the achievement of the Commercial Operation Date under the Engineering, Procurement and Construction (“EPC”) Agreement for such Approved Project, (b) ninety days prior to the required Commercial Operation Date under the Revenue Contract (as defined in the Agreement), or (c) upon certain defaults by Borrower. The lender has the right to issue a notice to the Borrower that the Commitment, and that all Working Capital Loans shall be due and payable on September 30, 2019; provided that such notice shall be issued by the Lender, if at all, during the ten (10) day period beginning on June 20, 2019 and ending on (and including) June 30, 2019. If the Lender delivers such notice, all of the Working Capital Loans, together with all accrued and unpaid interest thereon, shall be due and payable in its entirety, without penalty or premium. If the Lender delivers such notice, the Borrower may prepay all then outstanding Working Capital Loans at any time prior to September 30, 2019. Mandatory prepayments are required in the event of (i) material damage or destruction to an Approved Project, (ii) termination or default under an Approved Project’s Revenue Contract, (iii) a change of control, or (iv) failure to achieve Substantial Completion as defined under the EPC Agreement for such Approved Project by the required dates.

Provided that the Approved Project has been completed as of the maturity date and no defaults exist with respect to the Working Capital Loans for such Approved Project, FCEF II, as determined in its sole discretion, will have a 90-

day period to either sell the Approved Project or effect a refinancing, in either case proceeds of which will be used to repay the Working Capital Loan for the Approved Project. In the case of a disposition of the Approved Project, Lender will be entitled to a “Disposition Fee,” as described below. In the case where the Working Capital Loan for the Project is refinanced, Lender will have the right to make an equity investment in the Approved Project on terms such that Lender derives an after-tax yield of no less than a 12% internal rate of return on an investment of greater than 10% of the total purchase price. Borrower and Lender will enter into an arrangement to share any returns realized in excess of the foregoing target return. In the event that Borrower does not sell or refinance an Approved Project within ninety days following the Working Capital Loan maturity date (or such other date as may be mutually agreed), then the outstanding balance of the Working Capital Loan on such Approved Project shall convert into a 100% equity ownership of the applicable project company owning such Approved Project through execution of a Membership Interest Purchase Agreement (“MIPA”) with the Lender. At that time, the Lender will own the project and Borrower will not have any repayment obligations. Included in the applicable MIPA for each Approved Project subject to this provision will be a conditional purchase price adjustment for Borrower equal to 50% of any distributions to Lender after Lender has achieved a 10% inefficient after-tax, unlevered internal rate of return. In the event that Borrower and Lender are unable to come to terms on a MIPA for any Approved Project, the Working Capital Loan for such Approved Project will be required to be repaid in full without penalty or premium.

Borrower will pay a draw down fee equal to 3% of the amount of each Working Capital Loan and certain other diligence and administration fees. Upon the sale of any Approved Project to a third party, Lender will be entitled to a disposition fee equal to 3% of the total sale price (“Disposition Fee”). At such time as Lender has made Working Capital Loans in the aggregate amount of greater than $100,000,000 but less than $200,000,000, the Disposition Fee is reduced to 2% and in the aggregate amount of greater than $200,000,000 but less than $300,000,000, the Disposition Fee is reduced to 1%.

The initial draw amount under this Facility, funded at closing, was $10 million. The initial draw reflects loan advances for the first Approved Project under the Facility, the Bolthouse Farms 5 MW project in California. Additional drawdowns are expected to take place as the Company completes certain project milestones. The Company expects to use this Facility to fund the construction of its backlog, including the three LIPA projects totaling 39.8 MW and the two projects awarded pursuant to the Connecticut DEEP RFP, totaling 22.2 MW.

Amendment to Hercules Loan and Security Agreement

As noted in Note 12, the Company has a loan and security agreement with Hercules for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.

On December 19, 2018, to facilitate the Generate Lending Construction Loan Agreement described above, the Company and Hercules (and various affiliated entities) entered into the fifth amendment to the loan and security agreement to (i) modify the definitions of “Permitted Investment”, “Permitted Liens”, “Project Companies”, “Project Company Indebtedness”, and “Qualified Subsidiary” to permit the creation of a new holding company, FuelCell Energy Finance II, LLC to hold the membership interests of project companies to be funded under the Facility described above and (ii) modify the definition of “Project Roundtrip Transaction” to increase the investment amount under a Project Roundtrip Transaction to $40.0 million.

Series C Preferred Shares

As noted in Note 14, as of October 31, 2018 and 2017, there were 8,992 shares and 33,300 shares of Series C Preferred Stock issued and outstanding, respectively, with a carrying value of $7.5 million and $27.7 million, respectively. As of October 31, 2018, the Series C Preferred Shares were convertible into shares of common stock subject to the beneficial ownership limitations provided in the Series C Certificate of Designations, at a conversion price equal to $1.50 per share.  The conversion price is subject to adjustment as provided in the Series C Certificate of Designations, including adjustments if the Company sells shares of common stock or equity securities convertible into or exercisable for shares of common stock, at variable prices below the conversion price then in effect.  Subsequent to October 31, 2018, the conversion price has been periodically adjusted in accordance with the terms of the Series C Certificate of Designations and was $0.434 as of January 2, 2019.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of October 31, 2018, based on criteria for effective internal control over financial reporting established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of October 31, 2018 based on the specified criteria.  The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company's internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

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

The information required by this Item 10, with respect to our executive officers, is included in Part I of the Annual Report on Form 10-K. The other information required by this Item 10 is incorporated by reference to the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

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

Information required under this Item is incorporated by reference to the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is incorporated by reference to the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Equity Compensation Plan Information

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the fiscal year ended October 31, 2018.

Plan Category	Number of Common Shares to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Equity incentive plans (1)	323,486	$10.34	1,424,967
Employee stock purchase plan	—	—	500,000
Total	323,486	$10.34	1,924,967

(1)	Includes the Company’s 2018 Omnibus Incentive Plan.
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is incorporated by reference to the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is incorporated by reference to the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days from fiscal year end.

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

4.5

Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of FuelCell Energy, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2018).

4.6	Specimen Series D Convertible Preferred Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 27, 2018).

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

Exhibit No.	Description

10.58	*FuelCell Energy, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the period ended October 31, 2015).

10.59	*Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the period ended October 31, 2015).

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

Exhibit No.	Description

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

10.84

Assistance Agreement, dated November 19, 2015, by and between the State of Connecticut Acting by the Department of Economic Community and Development and the Company (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the period ended October 31, 2015).

10.85

Phase 1 Promissory Note, dated November 19, 2015, between the Company and the State of Connecticut Acting by the Department of Economic Community and Development (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K for the period ended October 31, 2015).

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

10.95	Form of Series C Warrants to purchase common stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 27, 2017).

10.96	Form of Series D Warrants to purchase common stock (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 27, 2017).

Exhibit No.	Description

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

10.103

Third Amendment to Loan and Security Agreement, dated March 28, 2018, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital Inc. and Hercules Funding II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2018).

10.104

FuelCell Energy, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A to the FuelCell Energy, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on February 16, 2018).

10.105	Form of Restricted Stock Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.106	Form of Restricted Stock Unit Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.107	Form of Option Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 5, 2018).

10.108

FuelCell Energy, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Annex B to the FuelCell Energy, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on February 16, 2018).

10.109

At Market Issuance Sales Agreement among FuelCell Energy, Inc., B. Riley FBR, Inc. and Oppenheimer & Co. Inc., dated June 13, 2018. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2018).

10.110

Fourth Amendment to Loan and Security Agreement, dated August 29, 2018, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2018).

Exhibit No.	Description

10.111

Loan and Security Agreement, dated April 14, 2016, among FuelCell Energy, Inc. and Hercules Capital, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 14, 2016).

10.112	Membership Interest Purchase Agreement, dated October 31, 2018, by and between FuelCell Energy Finance, LLC and Dominion Generation, Inc.

10.113	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors).(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2018).

10.114	First Amendment to Loan Agreement, dated as of April 18, 2016, by and among FuelCell Energy Finance, LLC, Riverside FuelCell, LLC and NRG Energy, Inc.

10.115

Second Amendment to Loan and Security Agreement, dated as of December 13, 2018, by and among FuelCell Energy Finance, LLC and NRG Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on December 20, 2018).

10.116

Construction Loan Agreement, dated December 21, 2018, by and among FuelCell Energy Finance II, LLC and Generate Lending, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2018).

10.117

Right to Finance Agreement, dated December 21, 2018, by and between FuelCell Energy, Inc., FuelCell Energy Finance II, LLC and Generate Lending, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2018).

10.118

Guaranty Agreement, dated December 21, 2018, by FuelCell Energy, Inc. in favor of Generate Lending, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2018).

10.119

Fifth Amendment to Loan and Security Agreement, dated December 19, 2018, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 26, 2018).

10.120

Securities Purchase Agreement, dated June 9, 2009, by and between the Company and POSCO Power (incorporated by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K dated October 27, 2009).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.SCH#	XBRL Schema Document

101.INS#	XBRL Instance Document

101.CAL#	XBRL Calculation Linkbase Document

Exhibit No.	Description

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files.

*	Management Contract or Compensatory Plan or Arrangement
**	Confidential Treatment has been granted for portions of this document
Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELCELL ENERGY, INC.

/s/ Arthur A. Bottone	Dated:	January 10, 2019
Arthur A. Bottone
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur A. Bottone Arthur A. Bottone	President, Chief Executive Officer and Director (Principal Executive Officer)	January 10, 2019

/s/ Michael S. Bishop Michael S. Bishop	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 10, 2019

/s/ James H. England James H. England	Director – Chairman of the Board	January 7, 2019

s/ Jason Few Jason Few	Director	January 7, 2019

/s/ Matthew Hilzinger Matthew Hilzinger	Director	January 9, 2019

/s/ Christina Lampe-Onnerud Christina Lampe-Onnerud	Director	January 7, 2019

/s/ John A. Rolls John A. Rolls	Director	January 7, 2019

/s/ Christopher S. Sotos Christopher S. Sotos	Director	January 7, 2019

/s/ Natica von Althann Natica von Althann	Director	January 8, 2019