Form 10-Q
period 2019-04-30
FUELCELL ENERGY INC
filed 2019-06-17
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-14204

FUELCELL ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0853042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Great Pasture Road Danbury, Connecticut	06810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 825-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FCEL	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 13, 2019:  27,424,239

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$14,889	$39,291
Restricted cash and cash equivalents - short-term	1,743	5,806
Accounts receivable, net	11,842	9,280
Unbilled receivables	11,078	13,759
Inventories	57,043	53,575
Other current assets	7,668	8,592
Total current assets	104,263	130,303
Restricted cash and cash equivalents - long-term	36,350	35,142
Project assets	123,136	99,600
Property, plant and equipment, net	43,560	48,204
Goodwill	4,075	4,075
Intangible asset	9,592	9,592
Other assets	20,251	13,505
Total assets	$341,227	$340,421
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$54,815	$17,596
Accounts payable	27,810	22,594
Accrued liabilities	10,954	7,632
Deferred revenue	16,331	11,347
Preferred stock obligation of subsidiary	930	952
Total current liabilities	110,840	60,121
Long-term deferred revenue	22,470	16,793
Long-term preferred stock obligation of subsidiary	14,942	14,965
Long-term debt and other liabilities	59,575	71,619
Total liabilities	207,827	163,498
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2019 and October 31, 2018)	59,857	59,857
Redeemable Series C preferred stock (liquidation preference of $1,618 and $8,992 as of April 30, 2019 and October 31, 2018, respectively)	3,162	7,480
Redeemable Series D preferred stock (liquidation preference of $18,462 and $30,680 as of April 30, 2019 and October 31, 2018, respectively)	20,546	27,392
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 225,000,000 shares authorized as of April 30, 2019 and October 31, 2018; 13,709,330 and 7,972,686 shares issued and outstanding as of April 30, 2019 and October 31, 2018, respectively	1	1
Additional paid-in capital	1,084,969	1,073,463
Accumulated deficit	(1,034,599)	(990,867)
Accumulated other comprehensive loss	(536)	(403)
Treasury stock, Common, at cost (42,496 and 13,042 shares as of April 30, 2019 and October 31, 2018, respectively)	(466)	(363)
Deferred compensation	466	363
Total stockholders’ equity	49,835	82,194
Total liabilities and stockholders' equity	$341,227	$340,421

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2019	2018
Revenues:
Product	$—	$12,200
Service and license	2,598	3,206
Generation	1,633	1,742
Advanced Technologies	4,985	3,682
Total revenues	9,216	20,830
Costs of revenues:
Product	6,393	13,947
Service and license	1,745	2,531
Generation	1,685	2,036
Advanced Technologies	3,033	2,945
Total costs of revenues	12,856	21,459
Gross loss	(3,640)	(629)
Operating expenses:
Administrative and selling expenses	9,805	7,085
Research and development expenses	4,178	5,021
Total costs and expenses	13,983	12,106
Loss from operations	(17,623)	(12,735)
Interest expense	(1,807)	(2,059)
Other (expense) income, net	(31)	1,620
Loss before provision for income taxes	(19,461)	(13,174)
Provision for income taxes	(69)	—
Net loss	(19,530)	(13,174)
Series A warrant exchange	(3,169)	—
Series B preferred stock dividends	(800)	(800)
Series C preferred stock deemed contributions (dividends)	1,599	(4,199)
Series D preferred stock deemed dividends	(976)	—
Net loss attributable to common stockholders	$(22,876)	$(18,173)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(2.06)	$(2.74)
Basic and diluted weighted average shares outstanding	11,090,698	6,630,272

	Three Months Ended April 30,
	2019	2018
Net loss	$(19,530)	$(13,174)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(140)	54
Total comprehensive loss	$(19,670)	$(13,120)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2019	2018
Revenues:
Product	$—	$41,730
Service and license	14,370	7,310
Generation	3,112	3,634
Advanced Technologies	9,517	6,769
Total revenues	26,999	59,443
Costs of revenues:
Product	9,815	40,084
Service and license	14,064	5,937
Generation	3,321	3,645
Advanced Technologies	5,644	5,771
Total costs of revenues	32,844	55,437
Gross (loss) profit	(5,845)	4,006
Operating expenses:
Administrative and selling expenses	16,564	13,227
Research and development expenses	10,458	9,067
Total costs and expenses	27,022	22,294
Loss from operations	(32,867)	(18,288)
Interest expense	(4,271)	(4,200)
Other income, net	129	2,096
Loss before (provision) benefit for income taxes	(37,009)	(20,392)
(Provision) benefit for income taxes	(69)	3,035
Net loss	(37,078)	(17,357)
Series A warrant exchange	(3,169)	—
Series B preferred stock dividends	(1,600)	(1,600)
Series C preferred stock deemed contributions (dividends) and redemption value adjustment, net	(7,406)	(7,662)
Series D preferred stock deemed dividends and redemption accretion	(6,661)	—
Net loss attributable to common stockholders	$(55,914)	$(26,619)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(5.77)	$(4.22)
Basic and diluted weighted average shares outstanding	9,683,253	6,310,964

	Six Months Ended April 30,
	2019	2018
Net loss	$(37,078)	$(17,357)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(133)	87
Total comprehensive loss	$(37,211)	$(17,270)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2018	7,972,686	$1	$1,073,463	$(990,867)	$(403)	$(363)	$363	$82,194
Share based compensation	—	—	987	—	—	—	—	987
Fee adjustment for common stock issuance	—	—	90	—	—	—	—	90
Common stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	1,946	—	27	—	—	—	—	27
Series C convertible preferred stock conversions	127,829	—	1,974	—	—	—	—	1,974
Series C convertible preferred stock adjustment for beneficial conversion feature	—	—	6,586	—	—	—	—	6,586
Series C convertible stock redemption value adjustments	—	—	(8,550)	—	—	—	—	(8,550)
Series D convertible preferred stock conversions	932,144	—	4,334	—	—	—	—	4,334
Series D convertible preferred stock redemption accretion	—	—	(3,793)	—	—	—	—	(3,793)
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Impact of the adoption of Topic 606	—	—	—	(6,654)	—	—	—	(6,654)
Effect of foreign currency translation	—	—	—	—	7	—	—	7
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(17,548)	—	—	—	(17,548)
Balance, January 31, 2019	9,034,605	$1	$1,074,318	$(1,015,069)	$(396)	$(363)	$363	$58,854
Common stock issued, non-employee compensation	29,454	—	102	—	—	—	—	102
Share based compensation	—	—	955	—	—	—	—	955
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	52,784	—	(219)	—	—	—	—	(219)
Series A warrant exchange	500,000	—	—	—	—	—	—	—
Series C convertible preferred stock conversions	2,127,528	—	10,355	—	—	—	—	10,355
Series C convertible preferred stock modification	—	—	(6,047)	—	—	—	—	(6,047)
Series D convertible preferred stock conversions	1,994,413	—	6,305	—	—	—	—	6,305
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(140)	—	—	(140)
Adjustment for deferred compensation	(29,454)	—	—	—	—	(103)	103	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(19,530)	—	—	—	(19,530)
Balance, April 30, 2019	13,709,330	$1	$1,084,969	$(1,034,599)	$(536)	$(466)	$466	$49,835

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amount in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2017	5,791,068	$1	$1,045,203	$(943,533)	$(415)	$(280)	$280	$101,256
Exercise of warrants	172,200	—	2,647	—	—	—	—	2,647
Share based compensation	—	—	617	—	—	—	—	617
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(8,912)	—	(75)	—	—	—	—	(75)
Series C convertible preferred stock conversions	512,487	—	7,569	—	—	—	—	7,569
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	33	—	—	33
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(4,183)	—	—	—	(4,183)
Balance, January 31, 2018	6,466,843	$1	$1,055,161	$(947,716)	$(382)	$(280)	$280	$107,064
Exercise of warrants	44,109	—	621	—	—	—	—	621
Common stock issued, non-employee compensation	10,066	—	282	—	—	—	—	282
Share based compensation	—	—	761	—	—	—	—	761
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(1,282)	—	(546)	—	—	—	—	(546)
Series C convertible preferred stock conversions	559,844	—	8,029	—	—	—	—	8,029
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	54	—	—	54
Adjustment for deferred compensation	(4,683)	—	—	—	—	(167)	167	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(13,174)	—	—	—	(13,174)
Balance, April 30, 2018	7,074,897	$1	$1,063,508	$(960,890)	$(328)	$(447)	$447	$102,291

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(37,078)	$(17,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,940	1,378
Loss from change in fair value of embedded derivatives	26	45
Depreciation	4,398	4,302
Non-cash interest expense on preferred stock and debt obligations	2,575	2,845
Unrealized foreign exchange gains	(329)	(367)
Deferred income taxes	—	(3,035)
Impairment of property, plant and equipment	2,840	—
Project asset impairment	—	485
Other non-cash transactions, net	126	203
(Increase) decrease in operating assets:
Accounts receivable	(2,171)	25,798
Unbilled receivables	(3,490)	(1,419)
Inventories	(3,468)	30,981
Other assets	560	(1,382)
Increase (decrease) in operating liabilities:
Accounts payable	8,982	3,290
Accrued liabilities	2,228	(4,238)
Deferred revenue	4,664	386
Net cash (used in) provided by operating activities	(18,197)	41,915
Cash flows from investing activities:
Capital expenditures	(2,091)	(5,506)
Project asset expenditures	(27,275)	(21,749)
Net cash used in investing activities	(29,366)	(27,255)
Cash flows from financing activities:
Repayment of debt	(4,791)	(10,919)
Proceeds from debt	28,322	13,091
Payment of deferred financing costs	(1,283)	(352)
Payment of preferred dividends and return of capital	(1,840)	(2,096)
Common stock issued for stock plans and related expenses	31	—
Proceeds from sale of common stock and warrant exercises, net	—	3,268
Net cash provided by financing activities	20,439	2,992
Effects on cash from changes in foreign currency rates	(133)	87
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,257)	17,739
Cash, cash equivalents and restricted cash-beginning of period	80,239	87,448
Cash, cash equivalents and restricted cash-end of period	$52,982	$105,187
Supplemental cash flow disclosures:
Cash interest paid	$1,638	$1,144
Noncash financing and investing activity:
Series C preferred share conversions	12,329	15,598
Series C preferred share modification	6,047	—
Series D preferred share conversions	10,639	—
Net noncash reclass of project assets to inventory	—	11,740
Accrued purchase of fixed assets, cash paid in subsequent period	35	273
Accrued purchase of project assets, cash paid in subsequent period	893	1,504

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and six months ended April 30, 2019 and 2018 have been included.  All intercompany accounts and transactions have been eliminated.

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

On May 8, 2019 at 5:00 p.m. Eastern time, the Company effected a 1-for-12 reverse stock split, reducing the number of the Company’s common shares outstanding on that date from 183,411,230 shares to 15,284,269 shares.  The number of authorized shares of common stock remains unchanged at 225,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares.  Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the conversion price of our Series C Preferred Stock and Series D Preferred Stock (each as defined elsewhere herein), the exchange price of our Series 1 Preferred Shares (as defined elsewhere herein), the exercise price of all outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity compensation plans were all adjusted proportionately in connection with the reverse stock split.   All share and per share amounts and conversion prices presented herein have been adjusted retroactively to reflect these changes.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.  The Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" effective November 1, 2018 and applied the modified retrospective transition method.  As a result of the adoption of this ASU, Unbilled receivables has been reclassified as a separate line item from Accounts receivable, net on the Consolidated Balance Sheets and Unbilled receivables has been classified as a separate item from Accounts receivable, net in the Consolidated Statement of Cash Flows for the prior year period.

Going Concern and Liquidity Considerations

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has significant short-term debt and other obligations currently due or maturing in less than one year, which are in excess of the Company’s cash and current asset balance, and the Company has been delaying certain payments to conserve cash. The Company has entered into a series of amendments to its senior secured debt facility with its senior lender Hercules Capital, Inc. (“Hercules”) in order to, among other things, provide for a lower minimum cash covenant and avoid events of default and acceleration of amounts due under the loan agreement. Most recently, Hercules provided an amendment through August 9, 2019. In exchange for this new amendment, the Company has agreed to pay down a portion of the outstanding principal amount in June 2019 as described below. The Company also has entered into amendments of its loan facility with NRG Energy Inc. (“NRG”) in order to extend the maturity date of the loan to July 12, 2019 as described below.  As of April 30, 2019, the Company had an accumulated deficit from recurring net losses for the current and prior years. These factors as

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

well as negative cash flows from operating and investing activities and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern.

Management has plans to address the Company’s current liquidity positon. These plans include exploring refinancing alternatives for the Company’s senior secured credit facility with Hercules. However, the Company may not be able to obtain such refinancing on acceptable terms, or at all. If the Company is not able to consummate such a refinancing transaction by August 9, 2019, and if Hercules is not willing to provide further accommodations, the Company could default on its obligations under its senior secured credit facility with Hercules. The occurrence of an event of default under the Hercules Agreement also constitute or may result in an event of default under, and cause or may cause the acceleration of, a number of material financial obligations including the State of Connecticut loan, the Connecticut Green Bank Loan and the Generate Lending, PNC and Fifth Third project finance facilities. The occurrence of an event of default under the Hercules Agreement also constitute a triggering event under the Series D Certificate of Designations.  The Company also has obtained an amendment of the loan agreement with NRG that has a maturity date of July 12, 2019.  Management plans to continue to pursue project financing for the Company’s generation backlog. If the Company is unable to obtain such project financing, it may have events of default under its project finance agreements, which are further described in Note 15, “Debt and Financing Obligation.”  Other plans include implementing cost reduction measures such as the reduction in force implemented in April, increasing sales activity related to the Company’s products, and negotiating and entering into advanced technology research and development contracts. The Company may also consider licensing certain of its technology, sales of intellectual property and other assets, and/or sales of common stock directly to investors or through the Company’s at-the-market sales plan (which is subject to contractual requirements, trading windows and market conditions) to raise capital in the future. Subsequent to the end of the quarter ended April 30, 2019, the Company entered into a License Agreement (“EMRE License Agreement”) with ExxonMobil Research and Engineering Company (“EMRE”) for which the Company received a one-time payment of $10.0 million (of which $6.0 million was remitted to Hercules and applied as principal under the amendment referenced above).  Refer to Note 18, “Subsequent Events” for further information regarding the EMRE License Agreement.

The terms of any financing and other measures to obtain funds that may be undertaken by the Company may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development efforts and commercialization efforts and sell intellectual property and other assets, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain external financing, it may not be able to sustain future operations.  As a result, the Company may be required to delay, reduce and/or cease its operations and/or seek bankruptcy protection. Based on its recurring losses from operations, expectation of continuing operating losses for the foreseeable future, negative working capital, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 2.  Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of this ASU is to remove inconsistent practices with regard to revenue recognition in and between US GAAP and International Financial Reporting Standards.  ASU 2014-09 intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The adoption of this ASU on November 1, 2018 resulted in a cumulative effect adjustment that increased Accumulated deficit by $6.7 million.

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

Note 3.  Revenue Recognition

Under Accounting Standards Codification (ASC) Topic 606:  Revenue from Contracts with Customer (“Topic 606”), the amount of revenue recognized for any goods or services reflects the consideration that the Company expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

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

Generation. Includes the sale of electricity under PPAs and utility tariffs from project assets retained by the Company.  This also includes revenue received from the sale of other value streams from these assets including the sale of heat, steam, capacity and renewable energy credits.

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

Service agreements

Service agreements represent a single performance obligation whereby the Company performs all required maintenance and monitoring functions, including replacement of modules, to ensure the power plant(s) under the service agreement generate a minimum power output.  To the extent the power plant(s) under service agreements do not achieve the minimum power output, certain service agreements include a performance guarantee penalty.  Performance guarantee penalties represent variable consideration, which is estimated for each service agreement based on past experience, using the expected value method.  The net consideration for each service agreement is recognized using costs incurred to date relative to total estimated costs at completion to measure progress.   Under ASC 605, revenue for service agreements was generally recorded ratably over the term of the service agreement, as the performance of routine monitoring and maintenance under the service agreements was expected to be incurred on a straight-line basis.  If there was an estimated module exchange during the term, the costs of performance were not expected to be incurred on a straight-line basis, and therefore a portion of the initial contract value relating to the module exchange was deferred and recognized upon such module replacement event.  Prior to the implementation of Topic 606, an estimate for a performance guarantee was not recorded until a performance issue occurred at a particular power plant. At that point, the actual power plant’s output was compared against the minimum output guarantee and an accrual was recorded. Furthermore, under ASC 605, performance guarantee accruals were recorded based on actual performance and the related expense was recorded to service and license cost of revenues. The review of power plant performance was updated for each reporting period to incorporate the most recent performance of the power plant and minimum output guarantee payments made to customers, if applicable.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The Company reviews its cost estimates on service agreements on a quarterly basis and records any changes in estimates on cumulative catch-up basis.

Loss accruals for service agreements are recognized to the extent that the estimated remaining costs to satisfy the performance obligation exceed the estimated remaining unrecognized net consideration.  Estimated losses are recognized in the period in which losses are identified.

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

License agreements

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

Payments for electricity are made after the electricity has been delivered.

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

The following tables summarize the impacts of Topic 606 on the Company’s consolidated financial statements.

	April 30, 2019
	As reported	Adjustments	Balances without adoption of Topic 606
ASSETS
Unbilled receivables	$11,078	$(342)	$10,736
Other assets	20,251	(626)	19,625

LIABILITIES
Accrued liabilities	$10,954	$(1,509)	$9,445
Deferred revenue	16,331	(886)	15,445
Long-term deferred revenue	22,470	(6,696)	15,774

EQUITY
Accumulated deficit	$(1,034,599)	$8,123	$(1,026,476)

	For the Three Months Ended April 30, 2019
	As reported	Adjustments	Balances without adoption of Topic 606
Total revenues	$9,216	$792	$10,008
Total cost of revenues	12,856	767	13,623
Gross loss	(3,640)	25	(3,615)
Administrative and selling expenses	9,805	—	9,805
Research and development expenses	4,178	—	4,178
Loss from operations	(17,623)	25	(17,598)
Interest expense	(1,807)	—	(1,807)
Other expense, net	(31)	—	(31)
Loss before provision for income taxes	(19,461)	25	(19,436)
Provision for income taxes	(69)	—	(69)
Net loss	$(19,530)	$25	$(19,505)

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

	For the Six Months Ended April 30, 2019
	As reported	Adjustments	Balances without adoption of Topic 606
Total revenues	$26,999	$2,340	$29,339
Total cost of revenues	32,844	1,042	33,886
Gross loss	(5,845)	1,298	(4,547)
Administrative and selling expenses	16,564	—	16,564
Research and development expenses	10,458	—	10,458
Loss from operations	(32,867)	1,298	(31,569)
Interest expense	(4,271)	—	(4,271)
Other income, net	129	—	129
Loss before provision for income taxes	(37,009)	1,298	(35,711)
Provision for income taxes	(69)	—	(69)
Net loss	$(37,078)	$1,298	$(35,780)

For the three and six month periods ended April 30, 2019, the only adjustment to comprehensive loss when comparing the balances with Topic 606 and the balances without Topic 606 included the adjustment to net loss.

For the six month period ended April 30, 2019, the impact of adoption of Topic 606 on the Consolidated Statement of Cash Flows included an adjustment to net loss of $1.3 million and adjustments to changes in operating assets and liabilities consistent with the impact of adoption of Topic 606 on the April 30, 2019 Consolidated Balance Sheet as reflected above.

Contract Balances

Contract assets as of April 30, 2019 and October 31, 2018 were $25.5 million and $23.2 million, respectively.  The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included on a separate line item as Unbilled receivables and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying consolidated balance sheets.  The net change in contract assets represents amounts recorded as revenue offset by customer billings. A total of $4.1 million was transferred to accounts receivable from contract assets recognized at the beginning of the period.

Contract liabilities as of April 30, 2019 and October 31, 2018 were $38.8 million and $28.1 million, respectively.  The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time.   These amounts are included within Deferred revenue and Long-term deferred revenue on the accompanying consolidated balance sheets.  The net change in contract liabilities represents customer billings offset by revenue recorded.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied.  As of April 30, 2019, the Company’s total remaining performance obligations for service agreements, license agreements and Advanced Technologies contracts were $321.6 million.  License revenue recognized over time will be recognized over the remaining term of the license agreement.  License revenue recognized at a point in time will be recognized when the first specified upgrade that has been developed is delivered and the second specified upgrade when it is developed and delivered.  Service revenue in periods where there are no module replacements is expected to be relatively consistent from period to period whereas module replacements will result in an increase in revenue.  Advanced Technologies revenue will be recognized as costs are incurred.

Note 4.  Restructuring and Impairment

On April 12, 2019, the Company undertook a reorganization, which included a reduction in force of 135 employees, which represented 30% of the Company’s global workforce. The workforce was reduced at the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury, Connecticut and at remote locations.  There was no restructuring expense recorded because no severance was provided in connection with the reduction in force.  The Company has also reduced its materials spend and is implementing various cost control initiatives.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

In connection with the reorganization, the Company also reviewed certain construction in process projects and identified a non-commercial construction in process asset related to automation equipment for use in manufacturing which has been determined to be impaired due to uncertainty as to whether the asset will be completed as a result of the Company’s liquidity position and continued low level of production rates.  The Company recorded a charge of $2.8 million which is included in Product cost of revenues on the Consolidated Statements of Operations for the three and six months ended April 30, 2019.

Note 5.  Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of April 30, 2019 and October 31, 2018 consisted of the following:

	April 30,	October 31,
	2019	2018
Commercial Customers:
Amount billed	$10,626	$7,415
Unbilled receivables (1)	10,114	10,632
	20,740	18,047
Advanced Technologies (including U.S. government(2)):
Amount billed	1,216	1,865
Unbilled receivables	964	3,127
	2,180	4,992
Accounts receivable, net and unbilled receivables	$22,920	$23,039

(1)	Additional long-term unbilled receivables of $14.4 million and $9.4 million are included within “Other Assets” as of April 30, 2019 and October 31, 2018, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of April 30, 2019 and October 31, 2018 were $0.8 million and $2.3 million, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts of $0.2 million as of October 31, 2018. There was no allowance for doubtful accounts as of April 30, 2019.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 6.  Inventories

Inventories as of April 30, 2019 and October 31, 2018 consisted of the following:

	April 30,	October 31,
	2019	2018
Raw materials	$25,228	$24,467
Work-in-process (1)	31,815	29,108
Inventories	$57,043	$53,575

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction, power plant orders or for use under the Company’s service agreements.  Included in work-in-process as of April 30, 2019 and October 31, 2018 was $21.2 million and $19.0 million, respectively, of completed standard components.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are all subcomponents of a power plant.

The Company incurred excess plant capacity and manufacturing variances of $3.4 million and $3.2 million for the three months ended April 30, 2019 and 2018, respectively, and $6.6 million and $5.5 million for the six months ended April 30, 2019 and 2018, respectively, which were included within product cost of revenues on the consolidated statements of operations.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 7.  Project Assets

Project assets as of April 30, 2019 and October 31, 2018 were $123.1 million and $99.6 million, respectively.  Project assets as of April 30, 2019 and October 31, 2018 included five completed, commissioned installations generating power with respect to which the Company has a PPA with the end-user of power and site host with an aggregate carrying value of $26.1 million and $28.6 million as of April 30, 2019 and October 31, 2018, respectively.  Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”), which are accounted for under the financing method.

The Project assets balance as of April 30, 2019 and October 31, 2018 also includes assets with an aggregate value of $97.0 million and $71.0 million, respectively, which are being developed and constructed by the Company under existing PPAs that have not been placed in service.

Project construction costs incurred for the long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows.  The proceeds received from the sale and subsequent leaseback of project assets are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 15, “Debt and Financing Obligation” for more information).

Note 8.  Other Current Assets

Other current assets as of April 30, 2019 and October 31, 2018 consisted of the following:

	April 30,	October 31,
	2019	2018
Advance payments to vendors (1)	$1,565	$2,696
Deferred finance costs (2)	56	97
Prepaid expenses and other (3)	6,047	5,799
Other current assets	$7,668	$8,592

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)

The April 30, 2019 balance represents direct deferred finance costs for securing the $100.0 million credit facility with Generate Lending, LLC which are being amortized over a one-year period and the October 31, 2018 balance represents direct deferred finance costs relating to securing the $40.0 million loan facility with NRG, which were being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid expenses including insurance, rent and lease payments.

Note 9.  Other Assets

Other assets as of April 30, 2019 and October 31, 2018 consisted of the following:

	April 30,	October 31,
	2019	2018
Long-term stack residual value (1)	$987	$1,206
Long-term unbilled receivables (2)	14,373	9,385
Other (3)	4,891	2,914
Other assets	$20,251	$13,505

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

(3)

The Company entered into an agreement with one of its customers on June 29, 2016 that includes a fee for the purchase of the power plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement and the total paid as of April 30, 2019 and October 31, 2018 was $2.3 million and $2.0 million, respectively.  Also included within “Other” are long-term security deposits and as of April 30, 2019, prepaid withholding taxes on deferred revenue.

Note 10.  Accrued Liabilities

Accrued liabilities as of April 30, 2019 and October 31, 2018 consisted of the following:

	April 30,	October 31,
	2019	2018
Accrued payroll and employee benefits	$2,599	$2,550
Accrued product warranty cost (1)	65	147
Accrued service agreement costs (2)	4,267	2,029
Accrued legal, taxes, professional and other	4,023	2,906
Accrued liabilities	$10,954	$7,632

(1)

Activity in the accrued product warranty costs for the six months ended April 30, 2019 represents reductions related to actual warranty spend of $0.08 million as contracts progress through the warranty period or are beyond the warranty period.

(2)

The loss accruals on service contracts were $0.9 million as of October 31, 2018 which increased to $1.9 million as of April 30, 2019. The accruals for performance guarantees increased from $1.1 million as of October 31, 2018 to $2.4 million as of April 30, 2019.  The changes in the accruals are a result of the impact of the adoption of Topic 606.

Note 11.  Stockholders’ Equity

At Market Issuance Sales Agreement

On June 13, 2018, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through the Agents.  Under the Sales Agreement, the Agent making the sales will be entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. There were no sales under the Sales Agreement during the six months ended April 30, 2019.  As the Company has only sold $8.0 million of shares of common stock under the Sales Agreement as of April 30, 2019, it may sell up to approximately $42.0 million of shares in the future under the Sales Agreement, which is subject to contractual requirements, trading windows and market conditions.

Public Offerings and Outstanding Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 1,000,000 shares of its common stock, (ii) Series C warrants to purchase 1,000,000 shares of its common stock and (iii) Series D warrants to purchase 1,000,000 shares of its common stock.  The Series C warrants have an exercise price of $19.20 per share and a term of five years. The Series D warrants were all exercised prior to October 31, 2018. No Series C warrants were exercised during the six months ended April 30, 2019.

On July 12, 2016, the Company closed on a registered public offering of securities to a single institutional investor pursuant to a placement agent agreement with J.P. Morgan Securities LLC.  In conjunction with the offering, the Company issued a Series A warrant to purchase 640,000 shares of the Company’s common stock (the “Series A Warrant”) with an exercise price of $69.96 per share.

On February 21, 2019, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the holder (the “Warrant Holder”) of the Series A Warrant. Pursuant to the Exchange Agreement, the Company agreed to issue to the Warrant Holder 500,000 shares of the Company’s common stock (subject to adjustment for stock dividends, stock splits, stock combinations, and other reclassifications) in exchange for the transfer of the Series A Warrant back to the Company, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Following the transfer of the Series A Warrant back to the Company, the Series A Warrant was cancelled and no further shares are issuable pursuant to the Series A Warrant. For the three and six months ended April 30, 2019, the Company recorded a charge to common stockholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The following table summarizes outstanding warrant activity during the six months ended April 30, 2019:

	Series A Warrants	Series C Warrants
Balance as of October 31, 2018	640,000	964,114
Warrants exchanged	(640,000)	—
Warrants exercised	—	—
Warrants expired	—	—
Balance as of April 30, 2019	—	964,114

Note 12.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which shares are currently issued and designated as Series D Convertible Preferred Stock (referred to herein as “Series D Preferred Stock”), Series C Convertible Preferred Stock (referred to herein as “Series C Preferred Stock”) and 5% Series B Cumulative Convertible Perpetual Preferred Stock (referred to herein as “Series B Preferred Stock”).

Series D Preferred Stock

On August 27, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc. (the “Underwriter”), relating to an underwritten offering (the “Offering”) of the Company’s Series D Preferred Stock with a par value of $0.01 per share.  Subject to the terms and conditions contained in the Underwriting Agreement, the Underwriter agreed to purchase, and the Company agreed to sell, 30,680 shares of Series D Preferred Stock, which were initially convertible into 1,852,657 shares of the Company’s common stock (without regard to any limitation on conversion set forth in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock of the Company (the “Series D Certificate of Designation”)), at an initial conversion price of $16.56 per share, subject to certain adjustments (“Series D Conversion Price”).

The Offering closed on August 29, 2018.  The net proceeds to the Company from the sale of the Series D Preferred Stock, after deducting the underwriting discounts and commissions and the offering expenses payable by the Company, were approximately $25.3 million.

In conjunction with the closing of the Offering, on August 29, 2018, the Company filed the Series D Certificate of Designation with the Secretary of State of the State of Delaware, designating 30,680 shares of the Company’s preferred stock as Series D Convertible Preferred Stock (such shares, the “Series D Preferred Shares”) and establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series D Preferred Stock, as described below.

As of April 30, 2019 and October 31, 2018, there were 18,462 and 30,680 shares, respectively, of Series D Preferred Stock issued and outstanding with a carrying value of $20.5 million and $27.4 million, respectively.

During the three and six months ended April 30, 2019, holders of the Series D Preferred Stock converted 6,964 and 12,218 Series D Preferred Shares into 1,994,413 and 2,926,557 shares of common stock, respectively, through installment conversions and acceleration of future installment amounts resulting in a reduction of $6.3 million and $10.6 million, respectively, to the carrying value being recorded to equity.  Installment conversions in which the conversion price was below $16.56 (the conversion price of the Series D Preferred Stock as of April 30, 2019 and during the quarter ended April 30, 2019) resulted in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series D Preferred Shares.  Installment conversions during the three and six months ended April 30, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $1.0 million and $2.9 million, respectively.  The deemed dividends represent the difference between the fair value of the shares of common stock issued to settle the installment amounts and the carrying value of the Series D Preferred Shares.

The Series D Preferred Stock redemption accretion of $3.8 million for the six months ended April 30, 2019 reflects the accretion of the difference between the carrying value and the amount that would have been redeemed if stockholder approval had not been obtained for common stock issuance equal to 20.0% or more of the Company’s outstanding voting stock prior to the issuance of the Series D Preferred Stock.  Additionally, prior to receiving stockholder approval of the issuance of 20.0% or more of the Company’s outstanding voting stock immediately preceding the issuance of the Series D Preferred Stock, the holders were prohibited from converting Series D Preferred Shares into shares of common stock if such conversion would have caused the Company to issue pursuant to the terms of the

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Series D Preferred Stock a number of shares in excess of the maximum number of shares permitted to be issued thereunder without breaching the Company’s obligations under the rules or regulations of Nasdaq.  The Company received stockholder approval of such issuance at the annual meeting of the Company’s stockholders on April 4, 2019.

Based on review of pertinent accounting literature including ASC 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series D Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).

Any failure to pay any amounts due to the holders of the Series D Preferred Shares, as well as certain other “triggering events,” including, without limitation, the Company’s failure to timely deliver shares, the suspension of trading of the Company’s common stock, the Company’s failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Series D Preferred Shares, breaches of certain agreements that permit the other party to such agreement to declare a default or accelerate amounts due, the existence of a circumstance or event that would result in a default under another agreement that would or is reasonably expected to have a material adverse effect, and breaches of certain covenants that are not timely cured, where a cure period is permitted, would permit the holders of the Series D Preferred Shares to require the Company to redeem such Series D Preferred Shares, in cash at a price equal to the greater of (i) 125% of the stated value of the Series D Preferred Shares being redeemed, as the case may be, plus accrued dividends, if any, and (ii) the market value of the number of shares issuable on conversion of the Series D Preferred Shares valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date we make the redemption payment. If, for any reason, we are required to repurchase the Series D Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment (or that we would be permitted to make such a payment under the terms of our indebtedness), and such an acceleration could have a material adverse effect on our business, results of operations and financial condition.

Alternatively, in the event of such a triggering event, the holders of Series D Preferred Shares may elect to convert such shares (subject to the beneficial ownership limitations provided in the Series D Certificate of Designation) into shares of common stock at a conversion price equal to the lower of the Series D Conversion Price in effect on the Trading Day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest VWAP of the common stock on any of the five consecutive Trading Days ending on the Trading Day immediately prior to delivery of the applicable conversion notice.

A description of certain terms and provisions of the Series D Preferred Shares is as follows:

Conversion Right.  The Series D Preferred Shares are convertible into shares of the Company’s common stock, subject to the beneficial ownership limitation provided in the Series D Certificate of Designation, at a conversion price equal to $16.56 per share of common stock, subject to adjustment as provided in the Series D Certificate of Designation, including adjustments if the Company sells shares of common stock or equity securities convertible into or exercisable for shares of common stock, at prices below $16.56 per share, in certain types of transactions. The holders are prohibited from converting Series D Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. Each holder has the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

•

In the event that the Company in any manner issues or sells or enters into any agreement to issue or sell Variable Price Securities (as defined in the Series D Certificate of Designation), which generally includes any common stock, options or convertible securities that are issuable at a price which varies or may vary with the market price of the shares of common stock, including by way of one or more reset(s) to a fixed price, but excluding customary anti-dilution provisions (each of the formulations for such variable price being referred to as, the “Variable Price”), each holder of Series D Preferred Shares will have the right (in its sole discretion) to substitute the Variable Price for the Conversion Price upon conversion of the Series D Preferred Shares.  Sales of common stock pursuant to the Company’s Sales Agreement will be deemed Variable Price Securities with a Variable Price equal to the lowest price per share at which common stock is sold pursuant to that agreement. Under the Series D Certificate of Designation, the term “options” means any rights, warrants or options to subscribe for or purchase shares of common stock or convertible securities, and the term “convertible securities” means any stock or other security (other than options) that is at any time and under any circumstances, directly or indirectly, convertible into, exercisable or exchangeable for, or which otherwise entitles the holder thereof to acquire, any shares of common stock.

•

At any time any Series D Preferred Shares remain outstanding, the Company may reduce the then current conversion price to any amount for any period of time deemed appropriate by the Company’s board of directors.

•

The Series D Conversion Price or redemption amounts paid by the Company may also be adjusted upon the occurrence of certain triggering events as set forth in the Series D Certificate of Designation and summarized below under “Conversion Upon a Triggering Event” and “Redemption Upon a Triggering Event.”  Refer to Note 18. “Subsequent Events” for information on the occurrence of triggering events subsequent to April 30, 2019.

Conversion Upon a Triggering Event.  Subject to the beneficial ownership limitations provided in the Series D Certificate of Designation, in the event of a triggering event (as defined in the Series D Certificate of Designation and summarized below), the holders of Series D Preferred Shares may elect to convert such shares into shares of common stock at a conversion price equal to the lower of the Series D Conversion Price in effect on the Trading Day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest VWAP of the common stock on any of the five consecutive Trading Days ending on the Trading Day immediately prior to delivery of the applicable conversion notice. This conversion right commences on the date of the triggering event and ends on the later of (i) the date the triggering event is cured and (ii) ten Trading Days after the Company delivers notice of the triggering event.

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

•

the failure to pay certain indebtedness, a breach or violation of an agreement for monies owed in excess of $750,000 that permits the other party to such agreement to declare a default or accelerate amounts due, or the existence of a circumstance or event that would, with or without the passage of time or the giving of notice, result in a default under an agreement that would or is reasonably expected to have a material adverse effect; and

•	breaches of certain covenants that are not timely cured, where a cure period is permitted.

Redemption. Commencing on December 1, 2018, and on the sixteenth day and first day of each calendar month thereafter until March 1, 2020, subject to extension in certain circumstances (the “Series D Maturity Date”), the Company will redeem the stated value of Series D Preferred Stock, or $30,680,000, in thirty-one equal installments of approximately $989,677 (each installment amount, a “Series D Installment Amount” and the date of each such payment, a “Series D Installment Date”). The holders will have the ability to defer installment payments, but not beyond the Series D Maturity Date. In addition, during each period commencing on the 11th Trading Day prior to a Series D Installment Date and prior to the immediately subsequent Series D Installment Date, the holders may elect to accelerate the conversion of Series D Preferred Shares at then applicable installment conversion price, provided that the holders may

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period exceed the sum of three other Series D Installment Amounts, or (b) the number of Series D Preferred Shares subject to prior accelerations exceeds in the aggregate twelve Series D Installment Amounts.

Subject to certain beneficial ownership limitations, the Company may elect to pay the Series D Installment Amounts in cash or shares of common stock or in a combination of cash and shares of common stock, except that the Company’s right to make payment in shares of common stock, or an installment conversion, is dependent upon satisfying certain equity conditions set forth in the Series D Certificate of Designation. The failure to satisfy such equity conditions is referred to herein as an equity conditions failure. Among other things, these equity conditions include the Company’s continued listing on The Nasdaq Global Market or another permitted exchange, the Company reserving 150% of the number of shares of common stock necessary to effect the conversion of the Series D Preferred Shares that then remain outstanding (without regard to any limitations on conversions, such as beneficial ownership limitations) during the applicable measurement period, and the Company’s common stock maintaining certain minimum average prices and trading volumes during the applicable measurement period. Upon an equity conditions failure, a holder of Series D Preferred Shares may waive such failure (subject to certain exceptions) and receive the Series D Installment Amount in shares of our common stock based on the installment conversion price (calculated as described in the following paragraph). Alternatively, a holder of Series D Preferred Shares may elect to receive all or part of the Series D Installment Amount due in cash, which shall include an 8% premium to the Series D Installment Amount.

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

Consent and Waiver. On February 21, 2019, the Company entered into a Consent and Waiver with each of the holders of the Series D Preferred Shares, pursuant to which the holders of the Series D Preferred Shares consented to the adjustments to the conversion price of the Series C Preferred Stock set forth in the Waiver Agreement (as defined below) and waived certain anti-dilution rights and conversion price adjustments under the Series D Certificate of Designation that may have resulted from the conversion price adjustments set forth in the Waiver Agreement. The holders of the Series D Preferred Shares further acknowledged that no anti-dilution or other adjustments under the Series D Certificate of Designation would result from the exchange of the Series A Warrant for shares of, or the issuance of shares of, the Company’s common stock pursuant to the Exchange Agreement.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Series C Preferred Stock

The Company issued an aggregate of 33,500 shares of its Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”), $0.01 par value and $1,000 stated value per share, during the fiscal year ended October 31, 2017.  As of April 30, 2019 and October 31, 2018, there were 1,618 and 8,992 shares, respectively, of Series C Preferred Stock issued and outstanding with a carrying value of $3.2 million and $7.5 million, respectively.  See Note 18, “Subsequent Events” for information regarding the conversion of all of the remaining shares of Series C Preferred Stock after the end of the quarter.

On February 21, 2019, the Company entered into a waiver agreement (the “Waiver Agreement”) with the holder of the Series C Preferred Stock (such holder, the “Series C Holder”). Under the Waiver Agreement, the Series C Holder waived any equity conditions failures that may have occurred under the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (the “Series C Certificate of Designations”). The Series C Holder further waived any triggering event occurring after the date of the Waiver Agreement, as well as its right to demand, require or otherwise receive cash payments under the Series C Certificate of Designations, which waiver would have terminated upon the occurrence of certain key triggering events (failure to provide freely tradable shares, suspension from trading on Nasdaq or another eligible market, or failure to convert or deliver shares under certain circumstances), the occurrence of a fundamental transaction, a breach of the Waiver Agreement, or the occurrence of a bankruptcy triggering event.  In addition, the Company agreed in the Waiver Agreement, pursuant to Section 8(d) of the Series C Certificate of Designations, to adjust the conversion price of the Series C Preferred Stock in connection with future conversions, such that, when the Series C Holder converted its Series C Preferred Stock into common stock, it would receive approximately 25% more shares than it would have received upon conversion prior to the execution of the Waiver Agreement. Under the Waiver Agreement, the conversion price of the Series C Preferred Stock is stated to be the lowest of (i) $4.45, (ii) 85% of the lowest closing bid price of the Company’s common stock during the period beginning on and including the fifth trading day prior to the date on which the applicable conversion notice is delivered to the Company and ending on and including the date on which the applicable conversion notice is delivered to the Company, and (iii) 85% of the quotient of (A) the sum of the five lowest VWAPs of the Company’s common stock during the twenty consecutive trading day period ending and including the trading day immediately preceding the applicable conversion date divided by (B) five (5).  To determine the number of shares of common stock to be issued upon conversion, 125% of the value of the Series D Preferred Shares being converted is divided by the applicable conversion price.  The parties further agreed to waive the installment payment/conversion provisions in Section 9 of the Series C Certificate of Designations, which required installment conversions or payments to be made on the 1st and 16th of each month (as described in additional detail below). Under the Waiver Agreement, conversions of Series C Preferred Stock were permitted to occur and did occur after the original March 1, 2019 maturity date, and the Company further agreed to reserve specific numbers of shares for issuance to the Series C Holder and the holders of the Series C Preferred Stock until the Company effected a reverse stock split, which occurred on May 8, 2019, or increased its authorized shares of common stock.

Under the Waiver Agreement, the Company was also deemed to have reduced the conversion price of the Series C Preferred Shares converted between the time of the equity conditions failures and the date of the Waiver Agreement as necessary to cause the number of shares of common stock delivered upon such conversions to equal the number of shares issuable upon conversion at such times.

During the three and six months ended April 30, 2019, holders of the Series C Preferred Stock converted 5,852 and 7,374 Series C Preferred Shares, respectively, into shares of common stock through conversions resulting in a reduction of $10.4 million and $12.3 million, respectively, to the carrying value being recorded to equity.  In order to resolve different interpretations of the provisions of the Series C Certificate of Designations that governed adjustments to the conversion price in connection with sales of common stock under the Company’s at-the-market stock sales plan below the initial conversion price $22.08 and whether such sales constituted sales of variable priced securities under the Series C Certificate of Designations, the Company’s board of directors agreed to reduce the conversion price of the Series C Preferred Shares from $22.08 to $18.00 effective August 27, 2018 in exchange for a waiver of certain anti-dilution and price adjustment rights under the Series C Certificate of Designations for future at-the-market sales of common stock. The conversion price of the Series C Preferred Shares was adjusted again on December 3, 2018 to $6.96, on December 17, 2018 to $6.00 and on January 2, 2019 to $5.16.  During the three months ended April 30, 2019, the conversion price was further adjusted on eleven occasions to prices ranging from $4.45 to $2.51, the conversion price as of April 30, 2019.  Conversions occurring during the three and six months ended April 30, 2019 in which the installment conversion price was below the adjusted conversion prices in effect on applicable installment conversion dates resulted in a variable number of shares being issued to settle the installment amount and were treated as a partial redemption of the Series C Preferred Shares. Conversions during the three and six months ended April 30, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in a deemed contribution of $1.1 million and $0.6 million, respectively.  The deemed contributions represent the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.  Additionally, as discussed in more detail below the net loss attributable to common stockholders for the three months ended April 30, 2019 was impacted by a $0.5 million decrease in the loss

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

resulting from accounting for the Waiver Agreement in February 2019 and the net loss attributable to common stockholders for the six months ended April 30, 2019 also includes the $8.6 million redemption value adjustment recorded during the three months ended January 31, 2019.

Based on review of pertinent accounting literature including Accounting Standards Codification (“ASC”) 470 – Debt, ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivative and Hedging, the Series C Preferred Shares are classified outside of permanent equity on the Consolidated Balance Sheets and were recorded at fair value on the issuance date (proceeds from the issuance, net of direct issuance cost).  The decline in the Company’s stock price during the three months ended January 31, 2019 and between January 31, 2019 and the execution of the Waiver Agreement in February 2019 resulted in equity conditions failures under the Series C Certificate of Designations, which were waived by the Series C Holder in the Waiver Agreement, as described above.  Prior to the execution of such Waiver Agreement, the conversion price was adjusted in December 2018 and January 2019 as described in the paragraph above. This contingent beneficial conversion feature resulted in a $6.6 million reduction in the Series C Preferred Shares carrying value. Because the equity conditions failures were continuing as of January 31, 2019 (prior to the execution of the Waiver Agreement), the Series C Preferred Shares were adjusted to 108% of stated redemption value as of January 31, 2019 with a corresponding charge to common stockholders of $8.6 million.

The Waiver Agreement was treated for accounting purposes to be an extinguishment of the Series C Preferred Stock instrument as of February 21, 2019.  The Series C Preferred Stock remains classified in mezzanine equity, however, the carrying value was adjusted to reflect the estimated fair value of the post-modification Series C Preferred Shares which incorporated the new terms outlined in the Waiver Agreement.  The valuation utilized a Binomial Lattice Model (“Lattice Model”) which is a commonly used methodology to value path-dependent options or stock units in order to capture their potential early conversion. The Lattice Model produces an estimated fair value based on changes in the underlying stock price over successive periods of time.  The assumptions used in the model such as stock price, conversion price and conversion ratio were consistent with date of execution and terms in the Waiver Agreement.  Other assumptions included the volatility of the Company’s stock which was assumed to be 75% and a discount rate of 20% which was estimated based on various indices consistent with the Company’s profile, venture capital rates of return and the Company’s borrowing rate.  The Lattice Model resulted in an estimated fair value as of February 21, 2019 of $13.5 million whereby the Series C Preferred Stock carrying value was adjusted to this amount.  As discussed above, a beneficial conversion feature was recorded during the three months ended January 31, 2019 due to reductions in the conversion price.  Upon extinguishment during the three months ended April 30, 2019, the Company first allocated $6.6 million to the reacquisition of the embedded conversion option equal to the intrinsic value that was previously recognized during the three months ended January 31, 2019 for the embedded conversion option. Because the remaining estimated fair value of the instrument on February 21, 2019 was less than the carrying amount of the Series C Preferred Stock, the amount of the shortfall resulted in a decrease in loss available to common stockholders for purposes of computing loss per share of $0.5 million.

A summary of certain terms, including terms in effect prior to the date of the Waiver Agreement, of the Series C Preferred Stock is as follows.

Conversion Rights. As of April 30, 2019, the Series C Preferred Shares were convertible into shares of common stock, subject to the beneficial ownership limitations provided in the Series C Certificate of Designations, at a conversion price equal to $2.51 per share.  The conversion price was subject to adjustment as provided in the Series C Certificate of Designations, including adjustments if the Company sold shares of common stock or equity securities convertible into or exercisable for shares of common stock, at variable prices below the conversion price then in effect.  Under the Series C Certificate of Designations, in the event of a triggering event, as defined in the Series C Certificate of Designations, the Series C Preferred Shares would have been convertible into shares of common stock at a conversion price equal to the lower of the conversion price then in effect and 85% of the lowest VWAP of the common stock of the five trading days immediately prior to delivery of the applicable conversion notice.  The holders were prohibited from converting Series C Preferred Shares into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would own more than 8.99% of the total number of shares of common stock then issued and outstanding. Each holder had the right to increase its maximum percentage up to 9.99% upon 60 days’ notice to the Company.

As described above, under the Waiver Agreement, the holder waived any triggering event occurring after the date of the Waiver Agreement, as well as its right to demand, require or otherwise receive cash payments under the Series C Certificate of Designations, which waiver would have terminated upon the occurrence of certain key triggering events, the occurrence of a fundamental transaction, a breach of the Waiver Agreement, or the occurrence of a bankruptcy triggering event.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Installment Payments Prior to Execution of Waiver Agreement. On November 1, 2017 and on the sixteenth day and first day of each calendar month thereafter until March 1, 2019, subject to extension in certain circumstances (the “Series C Maturity Date”), inclusive, the Company was required to redeem the stated value of Series C Preferred Shares in thirty-three equal installments of approximately $1.0 million (each bimonthly amount, a “Series C Installment Amount” and the date of each such payment, a “Series C Installment Date”). The holders had the ability to defer installment payments, but not beyond the Series C Maturity Date. In addition, during each period commencing on the 11th trading day prior to a Series C Installment Date and prior to the immediately subsequent Series C Installment Date, the holders could elect to accelerate the conversion of Series C Preferred Shares at the then applicable installment conversion price, provided that the holders could not elect to effect any such acceleration during such installment period if either (a) in the aggregate, all the accelerations in such installment period would exceed the sum of three other Series C Installment Amounts, or (b) the number of Series C Preferred Shares subject to prior accelerations would exceed in the aggregate twelve Series C Installment Amounts.

Subject to certain conditions as provided in the Series C Certificate of Designations, the Company could elect to pay the Series C Installment Amounts in cash or shares of common stock or in a combination of cash and shares of common stock.

Series C Installment Amounts paid in shares were to be that number of shares of common stock equal to (a) the applicable Series C Installment Amount, to be paid in common stock divided by (b) the least of (i) the then existing conversion price, (ii) 87.5% of the VWAP of the common stock on the trading day immediately prior to the applicable Series C Installment Date, and (iii) 87.5% of the arithmetic average of the two lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable Series C Installment Date as applicable, provided that the Company met standard equity conditions. The Company was to make such election no later than the eleventh trading day immediately prior to the applicable Series C Installment Date.

If the Company elected or was required to pay a Series C Installment Amount in whole or in part in cash, the amount paid would be equal to 108% of the applicable Series C Installment Amount.

Under the Waiver Agreement, the Company was no longer obligated to make installment payments under Section 9 of the Series C Certificate of Designations, and the holder was permitted to convert at any time, in its discretion, subject to certain beneficial ownership limitations.

Dividends. Each holder of the Series C Preferred Shares was entitled to receive dividends (a) if no triggering event, as defined in the Series C Certificate of Designations, had occurred and was continuing when and as declared by the Company’s board of directors, in its sole and absolute discretion or (b) if a triggering event had occurred and until such triggering event had been cured, a dividend of 15% per annum based on the holder’s outstanding number of Series C Preferred Shares multiplied by the stated value.  There were no triggering events or dividends declared in fiscal year 2017, fiscal year 2018 or during the six months ended April 30, 2019.

As described above, under the Waiver Agreement, the holder waived, subject to certain conditions and limitations, all triggering events occurring after the date of the Waiver Agreement.

Redemption. In the event of a triggering event, as defined in the Series C Certificate of Designations, the holders of the Series C Preferred Shares could force redemption at a price equal to the greater of (a) the conversion amount to be redeemed multiplied by 125% and (b) the product of (i) the conversion rate with respect to the conversion amount in effect at such time as such holder delivers a triggering event redemption notice multiplied by (ii) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the date the Company makes the entire payment required.

As described above, under the Waiver Agreement, the holder waived, subject to certain conditions and limitations, all triggering events occurring after the date of the Waiver Agreement.

Liquidation. In the event of the Company’s liquidation, dissolution, or winding up, prior to distribution to holders of securities ranking junior to the Series C Preferred Shares, holders of Series C Preferred Shares would have been entitled to receive the amount of cash, securities or other property equal to the greater of (a) the stated value thereof on the date of such payment plus accrued dividends, if any and (b) the amount per share such holder would have received if such holder had converted such Series C Preferred Shares into common stock immediately prior to the date of such payment.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Ranking and Voting Rights. Shares of Series C Preferred Stock ranked with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution:

•	senior to shares of the Company’s common stock;
•	junior to the Company’s debt obligations;
•	junior to the Company’s outstanding Series B Preferred Stock;
•	pari passu to the Company’s outstanding Series D Preferred Stock; and
•	effectively junior to the Company’s subsidiaries’ (i) existing and future liabilities and (ii) capital stock held by others.

The holders of the Series C Preferred Shares had no voting rights, except as required by law, provided, however, that any amendment to the Company’s certificate of incorporation or bylaws or the Series C Certificate of Designations that adversely affected the powers, preferences and rights of the Series C Preferred Shares would have required the approval of the holders of a majority of the Series C Preferred Shares then outstanding.

Redeemable Series B Preferred Stock

As of April 30, 2019, the Company had 105,875 shares of 5% Series B Cumulative Convertible Perpetual Preferred Stock (Liquidation Preference $1,000.00 per share) (“Series B Preferred Stock”) authorized for issuance. As of April 30, 2019 and October 31, 2018, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million.  Dividends of $0.8 million and $1.6 million were paid in cash for each of the three and six month periods ended April 30, 2019 and 2018, respectively.

Class A Cumulative Redeemable Exchangeable Preferred Shares

As of April 30, 2019, FCE FuelCell Energy Ltd. had 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which are held by Enbridge, Inc. (“Enbridge”), which is a related party.  The Company made payments of Cdn. $0.3 million and Cdn. $0.6 million, respectively, for the six month periods ended April 30, 2019 and 2018 under the terms of the Company’s agreement with Enbridge.  The Company also recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn $0 and $0.7 million for the three months ended April 30, 2019 and 2018, respectively, and Cdn. $0.7 million and Cdn. $1.4 million for the six months ended April 30, 2019 and 2018, respectively.  As of April 30, 2019 and October 31, 2018, the carrying value of the Series 1 Preferred Shares was Cdn. $21.3 million (U.S. $15.9 million) and Cdn. $20.9 million (U.S. $15.9 million), respectively, and is classified as a preferred stock obligation of subsidiary on the Consolidated Balance Sheets.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 13.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Numerator
Net loss	$(19,530)	$(13,174)	$(37,078)	$(17,357)
Series A warrant exchange	(3,169)	—	(3,169)	—
Series B preferred stock dividends	(800)	(800)	(1,600)	(1,600)
Series C preferred stock deemed contributions (dividends) and redemption value adjustment, net	1,599	(4,199)	(7,406)	(7,662)
Series D Preferred stock deemed dividends and redemption accretion	(976)	—	(6,661)	—
Net loss attributable to common stockholders	$(22,876)	$(18,173)	$(55,914)	$(26,619)
Denominator
Weighted average basic common shares	11,090,698	6,630,272	9,683,253	6,310,964
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	11,090,698	6,630,272	9,683,253	6,310,964
Basic loss per share	$(2.06)	$(2.74)	$(5.77)	$(4.22)
Diluted loss per share (1)	$(2.06)	$(2.74)	$(5.77)	$(4.22)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.  As of April 30, 2019 and 2018, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30,	April 30,
	2019	2018
May 2017 Offering - Series C Warrants	964,114	964,114
July 2016 Offering - Series A Warrants	—	640,000
Outstanding options to purchase common stock	24,945	27,324
Unvested Restricted Stock Awards	32,659	98,788
Unvested Restricted Stock Units	212,034	258,737
Series C Preferred Shares to satisfy conversion requirements (1)	313,589	658,899
Series D Preferred Shares to satisfy conversion requirements (2)	1,114,890	—
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Series 1 Preferred Shares to satisfy conversion requirements	1,264	1,264
Total potentially dilutive securities	2,701,332	2,686,963

(1)

The number of shares of common stock issuable upon conversion of the Series C Preferred Stock was calculated using the liquidation preference value outstanding on April 30, 2019 of $1.6 million divided by the reduced conversion price of $5.16 and the liquidation preference of $14.5 million divided by the conversion price of $22.08 as of April 30, 2018.  The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.

(2)

The number of shares of common stock issuable upon conversion of the Series D Preferred Stock was calculated using the liquidation preference value outstanding on April 30, 2019 of $18.5 million divided by the conversion price of $16.56.  The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 14.  Restricted Cash

As of April 30, 2019 and October 31, 2018, there was $38.1 million and $40.9 million, respectively, of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments. The restricted cash balance for both periods presented includes $15.0 million which was placed in a Grantor’s Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term (refer to Note 18, “Subsequent Events” for further information).  The restricted cash balance as of April 30, 2019 and October 31, 2018 also includes $17.6 million and $17.7 million, respectively, to support obligations related to PNC sale-leaseback transactions.  As of April 30, 2019 and October 31, 2018, outstanding letters of credit totaled $3.5 million and $3.8 million, respectively.  These expire on various dates through August 2028.

Note 15.  Debt and Financing Obligation

Debt as of April 30, 2019 and October 31, 2018 consisted of the following:

	April 30,	October 31,
	2019	2018
Connecticut Development Authority Note	$—	$284
Connecticut Green Bank Note	6,051	6,052
Finance obligation for sale-leaseback transactions	45,284	46,062
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	23,812	25,343
New Britain Renewable Energy Term Loan	792	1,107
NRG Loan Facility	5,750	—
Generate Lending Construction Loan	10,000	—
Enhanced Capital Loan and Security Agreement	1,500	—
Fifth Third Bank Loan Agreement	11,072	—
Capitalized lease obligations	249	341
Deferred finance costs	(1,517)	(1,311)
Total debt and financing obligations	$112,993	$87,878
Current portion of long-term debt and financing obligations	(54,815)	(17,596)
Long-term debt and financing obligations	$58,178	$70,282

As of April 30, 2019, the Company had a long-term loan agreement with the Connecticut Green Bank, providing a total of $5.9 million in support of the Bridgeport Fuel Cell Project (as defined below). The loan agreement carries an interest rate of 5.0 percent per annum.  Interest only payments commenced in January 2014 and principal payments were to commence on the eighth anniversary of the project’s provisional acceptance date of December 20, 2021.  Subsequent to April 30, 2019, this loan was partially repaid with a new project level loan from Connecticut Green Bank in connection with the Company’s acquisition of all of the membership interests in Dominion Bridgeport Fuel Cell, LLC (which is now known as Bridgeport Fuel Cell, LLC).  Refer to Note 18, “Subsequent Events” for information regarding the new loan from Connecticut Green Bank.

In 2015, the Company entered into the first of a series of agreements with PNC, whereby the Company’s project finance subsidiaries entered into sale-leaseback agreements for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company does not recognize as income any of the sale proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received are accounted for as financing obligations.  The outstanding financing obligation balance as of April 30, 2019 was $45.3 million and the decrease from $46.1 million on October 31, 2018 includes lease payments offset by the recognition of interest expense.  The outstanding financing obligation includes an embedded gain which will be recognized at the end of the lease term.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

In November 2015, the Company entered into a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million, which was used for the first phase of the expansion of the Company’s Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Interest accrues at fixed interest rate of 2.0 percent, repayable over 15 years. Principal payments were deferred for four years from disbursement and begin on December 1, 2019.  Under the Assistance Agreement, the Company was eligible for forgiveness of up to 50 percent of the loan principal if the Company created 165 full-time positions and retained 538 full-time positions for two consecutive years (the “Employment Obligation”) as measured on October 28, 2017 (the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to maintain 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan.  The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within ninety days of the Target Date.  If the Company does not meet the Employment Obligation, then a penalty shall be assessed at a rate of $18,587.36 times the number of employees below the Employment Obligation.  Such penalty is immediately payable and will be first applied against any outstanding fees or interest due and then against outstanding principal.

In April 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Hercules Agreement”) with Hercules for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The loan was a 30 month secured facility.  The term loan interest rate was 9.75 percent per annum as of October 31, 2017 and increased to 10.0 percent per annum as of January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments.  The loan balance and all accrued and unpaid interest was due and payable by October 1, 2018.  Under the terms of the Hercules Agreement, there was an end of term charge of $1.7 million due on October 31, 2018, which was being accreted over the 30-month term using the effective interest rate method.

As discussed in the paragraphs below and in Note 18, “Subsequent Events”, the Company has entered into a series of amendments to the Hercules Agreement in order to, among other things, provide for a lower minimum cash covenant, adjust certain other covenants and avoid events of default being declared and acceleration of the loan.  Refer to Note 18 “Subsequent Events” for information regarding additional amendments to the terms of the Hercules Agreement subsequent to April 30, 2019.

The Hercules Agreement was subsequently amended on September 5, 2017, October 27, 2017, March 28, 2018, August 29, 2018, December 19, 2018, February 28, 2019 and March 29, 2019.  The March 28, 2018 amendment allowed the Company to draw a term loan advance of $13.1 million and extended the maturity date to April 1, 2020.  Payments for the aggregate amount outstanding are interest-only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date.  Principal payments under the Hercules Agreement began on April 1, 2019 and total approximately $1.8 million per month.  The term loan interest rate was 10.15% per annum and increased to 10.40% per annum in June 2018, 10.65% per annum in September 2018 and 10.90% per annum in December 2018 as a result of increases in the prime rate.  The term loan interest rate is the greater of either (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The initial end of term charge of $1.7 million was paid on October 1, 2018.  An additional end of term charge of $0.9 million will be due on April 1, 2020.  The additional end of term charge is being accreted over a 30-month term.

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

On February 28, 2019, the Company and Hercules (and various affiliated entities) entered into the sixth amendment to the Hercules Agreement (such amendment, the “February Amendment”), which was effective as of February 22, 2019.  Under the February Amendment, the Company was required, at all times following February 22, 2019 through March 31, 2019, to maintain an unrestricted cash balance of at least (a) 50% of the outstanding loan balance, plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.  Further, under the February Amendment, at all times after March 31, 2019, the Company was required to maintain an unrestricted cash balance of at least (a) 75% of the outstanding loan balance, plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.

On March 29, 2019, the Company and Hercules (and various affiliated entities) entered into the seventh amendment to the Hercules Agreement (such amendment, the “March 2019 Amendment”). Under the March 2019 Amendment, the Company was required, at all times following February 22, 2019 through April 30, 2019, to maintain an unrestricted cash balance of at least (a) 50% of the outstanding loan balance, plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules. Further, under the March 2019 Amendment, at all times after April 30, 2019, the Company was required to maintain an unrestricted cash balance of at least (y) 75% of the outstanding loan balance, plus (z) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.

The Hercules Agreement, as amended, contains certain representations and warranties, affirmative and negative covenants, and events of default, including the occurrence of a circumstance that would reasonably be expected to have a material adverse effect, that entitle Hercules to cause the indebtedness under the agreement to become immediately due and payable.  The occurrence of an event of default under the Hercules Agreement also constitute or may result in an event of default under, and cause or may cause the acceleration of a number of material financial obligations including the State of Connecticut loan, the Connecticut Green Bank Loan and the Generate Lending, PNC and Fifth Third project finance facilities. The occurrence of an event of default under the Hercules Agreement also constitute a triggering event under the Series D Certificate of Designations.

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

In November 2016, the Company assumed debt with Webster Bank in the amount of $2.3 million as a part of an asset acquisition transaction.  The term loan interest rate is 5.0 percent per annum and payments, which commenced in January 2017, are due on a quarterly basis.  The balance outstanding as of April 30, 2019 and October 31, 2018 was $0.8 million and $1.1 million, respectively.

In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “NRG Loan Agreement”).  Pursuant to the NRG Loan Agreement, NRG extended a $40.0 million loan facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  Under the NRG Loan Agreement, FuelCell Finance and its subsidiaries were permitted to draw on the loan facility to finance the construction of projects through the commercial operating date of the power plants.  Additionally, FuelCell Finance had the option to continue the financing term for each project after the commercial operating date for a minimum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent per annum thereafter.

On December 13, 2018, FuelCell Finance’s wholly owned subsidiary, Central CA Fuel Cell 2, LLC, drew a construction loan advance of $5.8 million under the loan facility. This advance was used to support the completion of construction of the 2.8 MW Tulare BioMAT project in California. This plant is expected to meet its commercial operations date in June 2019.  In conjunction with the December 13, 2018 draw, FuelCell Finance and NRG entered into an amendment to the NRG Loan Agreement to revise the definitions of the terms “Maturity Date” and “Project Draw Period” under the NRG Loan Agreement and to make other related revisions.  Pursuant to this amendment, FuelCell Finance and its subsidiaries could only request draws through December 31, 2018 and the Maturity Date of each draw was the earlier of (a) March 31, 2019 and (b) the commercial operation date or substantial completion date, as applicable, with

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

respect to the fuel cell project owned by the borrower under such note.  There are no other drawdowns or outstanding balances under the loan facility.

On March 29, 2019, FuelCell Finance and NRG entered into a third amendment to the NRG Loan Agreement, which amends the definition of “Maturity Date” under the NRG Loan Agreement.  Pursuant to the third amendment, the Maturity Date of each note is was revised to be the date that is the earlier of (a) June 17, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the borrower under such note, and (c) closing of a refinancing of indebtedness.  In connection with the execution of the third amendment, the Company paid a $250,000 non-refundable fee to NRG and agreed to make an additional payment of $750,000 at the maturity date. This maturity date was subsequently amended to July 12, 2019.  Refer to Note 18. “Subsequent Events” for information regarding additional amendments to the terms of the NRG Loan Agreement which were agreed to subsequent to April 30, 2019.

On December 21, 2018, the Company, through its indirect wholly-owned subsidiary FuelCell Energy Finance II, LLC (“FCEF II”), entered into a Construction Loan Agreement (the “Generate Agreement”) with Generate Lending, LLC (“Generate Lending”) pursuant to which Generate Lending agreed (the “Commitment”) to make available to FCEF II a credit facility in an aggregate principal amount of up to $100.0 million and, subject to further Generate Lending approval and available capital, up to $300.0 million if requested by the Company (the “Generate Facility”) and approved by Generate Lending to fund the manufacture, construction, installation, commissioning and start-up of stationary fuel cell projects to be developed by the Company on behalf of FCEF II during the Availability Period (as defined below and in the Generate Agreement). Fuel cell projects must meet certain conditions to be determined to be “Approved Projects” under the Generate Facility. The Generate Facility will be comprised of multiple loans to individual Approved Projects (each, a “Working Capital Loan”). Each Working Capital Loan will be sized to the lesser of (i) 100% of the construction budget and (ii) the invested amount that allows Generate Lending to achieve a 10% unlevered, after-tax inefficient internal rate of return. Approved Projects will be funded at milestones on a cost incurred basis. FCEF II and the Company will contribute any additional equity required to construct an Approved Project on a pari-passu basis with the Working Capital Loans.  The Commitment to provide Working Capital Loans will remain in place for thirty-six months from the date of the Generate Agreement (the “Availability Period”).  Interest will accrue at 9.5% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month. The initial draw amount under this facility, funded at closing, was $10.0 million.

The maturity date for the outstanding principal amount of each Working Capital Loan will be the earlier of (a) the achievement of the Commercial Operation Date under the Engineering, Procurement and Construction (“EPC”) Agreement for such Approved Project, (b) ninety days prior to the required Commercial Operation Date under the Revenue Contract (as defined in the Generate Agreement), or (c) upon certain defaults by FCEF II. Generate Lending has the right to issue a notice to FCEF II that the Commitment, and that all Working Capital Loans shall be due and payable on September 30, 2019; provided that such notice shall be issued by Generate Lending, if at all, during the ten (10) day period beginning on June 20, 2019 and ending on (and including) June 30, 2019. If Generate Lending delivers such notice, all of the Working Capital Loans, together with all accrued and unpaid interest thereon, shall be due and payable in its entirety, without penalty or premium. If Generate Lending delivers such notice, FCEF II may prepay all then outstanding Working Capital Loans at any time prior to September 30, 2019. Mandatory prepayments are required in the event of (i) material damage or destruction to an Approved Project, (ii) termination or default under an Approved Project’s Revenue Contract, (iii) a change of control, or (iv) failure to achieve Substantial Completion as defined under the EPC Agreement for such Approved Project by the required dates.

Provided that the Approved Project has been completed as of the maturity date and no defaults exist with respect to the Working Capital Loans for such Approved Project, FCEF II, as determined in its sole discretion, will have a 90-day period to either sell the Approved Project or effect a refinancing, in either case proceeds of which will be used to repay the Working Capital Loan for the Approved Project. In the case of a disposition of the Approved Project, Generate Lending will be entitled to a “Disposition Fee,” as described below. In the case where the Working Capital Loan for the Project is refinanced, Generate Lending will have the right to make an equity investment in the Approved Project on terms such that Generate Lending derives an after-tax yield of no less than a 12% internal rate of return on an investment of greater than 10% of the total purchase price. FCEF II and Generate Lending will enter into an arrangement to share any returns realized in excess of the foregoing target return. In the event that FCEF II does not sell or refinance an Approved Project within ninety days following the Working Capital Loan maturity date (or such other date as may be mutually agreed), then the outstanding balance of the Working Capital Loan on such Approved Project shall convert into a 100% equity ownership of the applicable project company owning such Approved Project through execution of a Membership Interest Purchase Agreement (“MIPA”) with Generate Lending. At that time, Generate Lending will own the project and FCEF II will not have any repayment obligations. Included in the applicable MIPA for each Approved Project subject to this provision will be a conditional purchase price adjustment for FCEF II equal to 50% of any distributions to Generate Lending after Generate Lending has achieved a 10% inefficient after-tax, unlevered

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

internal rate of return. In the event that FCEF II and Generate Lending are unable to come to terms on a MIPA for any Approved Project, the Working Capital Loan for such Approved Project will be required to be repaid in full without penalty or premium.

FCEF II will pay a draw down fee equal to 3% of the amount of each Working Capital Loan and certain other diligence and administration fees. Upon the sale of any Approved Project to a third party, Generate Lending will be entitled to a disposition fee equal to 3% of the total sale price (“Disposition Fee”). At such time as Generate Lending has made Working Capital Loans in the aggregate amount of greater than $100,000,000 but less than $200,000,000, the Disposition Fee is reduced to 2% and in the aggregate amount of greater than $200,000,000 but less than $300,000,000, the Disposition Fee is reduced to 1%.

The initial draw amount under the Generate Facility, funded at closing, was $10.0 million. The initial draw reflects loan advances for the first Approved Project under the Generate Facility, the Bolthouse Farms 5 MW project in California. Additional drawdowns are expected to take place as the Company completes certain project milestones.  Given the Company’s current liquidity position, it is possible that projects may be delayed impacting amounts and timing of future funding. Delays in project execution may also lead to events of default under the Generate Facility.

On January 9, 2019, the Company, through its indirect wholly-owned subsidiary TRS Fuel Cell, LLC, entered into a Loan and Security Agreement (the “Enhanced Capital Loan Agreement”) with Enhanced Capital Connecticut Fund V, LLC in the amount of $1.5 million.  Interest will accrue at a rate of 6.0% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month.  The loan maturity date is three years from the date of the Enhanced Capital Loan Agreement upon which the outstanding principal and accrued interest will be payable.

On February 28, 2019, the Company, through its indirect wholly-owned subsidiary, Groton Station Fuel Cell, LLC (“Groton Borrower”), entered into a Construction Loan Agreement (the “Groton Agreement”) with Fifth Third Bank (“Fifth Third”) pursuant to which Fifth Third agreed to make available to Groton Borrower a construction loan facility in an aggregate principal amount of up to $23.0 million (the “Groton Facility”) to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut (the “Groton Project”).  Groton Borrower made an initial draw under the Groton Facility on the date of closing of $9.7 million and made a draw of $1.4 million in April 2019.  The total outstanding balance as of April 30, 2019 was $11.1 million.

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

The Company has agreed to guarantee Groton Borrower’s obligations under the Groton Agreement. In addition, Groton Borrower’s obligations under the Groton Agreement are secured by a first mortgage lien on Groton Borrower’s leasehold interest in the Groton Project site, a security interest in the Groton Project assets, including material Groton Project related contracts such as the power purchase agreement and EPC agreement, and the Company’s equity interest in the Groton Borrower.

The Groton Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default that entitle Fifth Third to cause the indebtedness under the Groton Facility to become immediately due and payable.

The Company leases computer equipment under master lease agreements. Lease payment terms are generally thirty-six months from the date of acceptance for leased equipment.

Deferred finance costs relate primarily to sale-leaseback transactions entered into with PNC which are being amortized over the ten-year term and direct deferred finance costs relating to the Hercules Agreement, as amended, which is being amortized over the 30-month life of the loan.

Note 16.  Income Taxes

The Company recorded income tax expense of $0.1 million for the three and six months ended April 30, 2019 compared to an income tax benefit totaling $3.0 million for the six months ended April 30, 2018.  There was no income tax expense recorded for the three months ended April 30, 2018.  The income tax benefit for the six months ended April 30, 2018 primarily related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21%

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

effective January 1, 2018 which resulted in a deferred tax benefit of $1.0 million primarily related to a reduction of the Company’s deferred tax liability for an in process research and development asset (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company generated in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for its IPR&D asset.

Note 17.  Commitments and Contingencies

Lease Agreements

As of April 30, 2019 and October 31, 2018, the Company had equipment financing and capital lease obligations of $0.2 million and $0.3 million, respectively.  Payment terms are generally thirty-six months from the date of acceptance for leased equipment.

The Company also leases certain computer and office equipment and manufacturing facilities in Torrington and Danbury, Connecticut under operating leases expiring on various dates through 2030.

Non-cancelable minimum payments applicable to operating and capital leases as of April 30, 2019 were as follows:

	Operating Leases	Capital Leases
Due Year 1	$814	$171
Due Year 2	470	61
Due Year 3	443	15
Due Year 4	422	2
Due Year 5	374	—
Thereafter	2,817	—
Total	$5,340	$249

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

Other

As of April 30, 2019, the Company had unconditional purchase commitments aggregating $48.1 million, for materials, supplies and services in the normal course of business.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 18.  Subsequent Events

Acquisition of Bridgeport Fuel Cell Project and Execution of Related Credit Agreements

On October 31, 2018, FuelCell Finance, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Dominion Generation, Inc., amended on January 15, 2019 and May 9, 2019, pursuant to which FuelCell Finance purchased (on May 9, 2019) all of the outstanding membership interests in Dominion Bridgeport Fuel Cell, LLC (which is now known as Bridgeport Fuel Cell, LLC) (“BFC”). BFC owns a 14.9 MW fuel cell park in Bridgeport, Connecticut (the “Bridgeport Fuel Cell Project”), which the Company originally developed and constructed and has been operating for the past five years under a long term services agreement.

On May 9, 2019, FuelCell Finance closed on the purchase of BFC for a total purchase price of approximately $35.5 million, subject to a dollar-for-dollar post-closing adjustment to the extent that the closing working capital is greater or less than $1.0 million (the “Purchase Price”).

Also on May 9, 2019, in connection with the purchase of BFC, FuelCell Finance entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger and Fifth Third as co-lead arranger and swap hedger (the “Credit Agreement”) whereby (i) Fifth Third provided financing to BFC in the amount of $12.5 million towards the Purchase Price; and (ii) Liberty Bank provided financing to BFC in the amount of $12.5 million towards the Purchase Price. As security for the Credit Agreement, Liberty Bank and Fifth Third were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain newly manufactured fuel cell modules located at 3 Great Pasture Road, Danbury, CT that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s ownership interest in BFC.

BFC has the right to make additional principal payments or pay the balance due under the Credit Agreement in full provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate, discussed below. The maturity date is May 9, 2025. The interest rate under the Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on a total notional value of $25.0 million.  An interest rate swap agreement was required to be entered into with Fifth Third in connection with the Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, BFC entered into the 1992 ISDA Master Agreement, along with the Schedule to such Agreement, with Fifth Third, and executed the related trade confirmations on May 17, 2019.  Pursuant to the terms of such Agreement, Fifth Third and BFC will pay a fixed rate of interest of 2.34% multiplied by the notional amount of the swap in exchange for receipt of period payments based on a floating rate index of 2.75% multiplied by the same notional amount upon which the fixed rate payments are derived, with the notional amount in each case being equal to the outstanding principal amount under the loans from Fifth Third and Liberty Bank. The net interest rate across the Credit Agreement and the swap transaction totals a fixed rate of 5.09%.

The obligations of BFC to Fifth Third under the swap agreement are treated as obligations under the Credit Agreement and, accordingly, are secured by the same collateral securing the obligations of BFC under the Credit Agreement.

The Credit Agreement also requires BFC to maintain a debt service reserve at each of Liberty Bank and Fifth Third of $1.25 million, which debt service reserves were funded on May 10, 2019, to be held in deposit accounts at each respective bank, with funds to be disbursed with the consent of or at the request of the required lenders in their sole discretion. Each of Liberty Bank and Fifth Third also has an operation and module replacement reserve (“O&M Reserve”) of $250.0 thousand, both of which were funded at closing, to be held in deposit accounts at each respective bank, and thereafter BFC is required to deposit $100.0 thousand per month into each O&M Reserve for the first five years of the Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third and to deposit 50% of the excess cash flows from the Bridgeport Fuel Cell Project into these accounts. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of service fees to the Company), debt service to Liberty Bank and Fifth Third, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility (as described below).  BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured annually. The Credit Agreement contains customary representations, warranties and covenants.

In addition, on May 9, 2019, in connection with the closing of the purchase of BFC, BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Credit Agreement”), $1.8 million of which was used to collateralize a letter of credit issued by Liberty Bank to satisfy a performance assurance requirement in the Energy Purchase Agreement with Connecticut Light and Power Company and the balance of which was applied toward outstanding principal on the Company’s existing indebtedness to Connecticut Green Bank.   As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million (senior term loan amount) loaned under the Credit Agreement, in all of the same collateral securing the Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum.  A commitment fee of $60.0 thousand was earned by Connecticut Green Bank in connection with the closing. The debt service coverage ratio required to be maintained under the Subordinated Credit Agreement may not be less than 1.10 as of the end of each fiscal quarter. The term of the Subordinated Credit Agreement expires 7 years from the date of the advance of the loan. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period. However, monthly debt service payments can accumulate in arrearages in the event that BFC does not have sufficient cash to make any monthly debt service payment.  BFC has the right to make additional principal payments or pay the balance in full at any time without additional fees or penalties. The Subordinated Credit Agreement also contains customary representations, warranties and covenants.

The balance of the financing for the acquisition was from the $15 million of restricted cash on hand that was tied to the Bridgeport Fuel Cell Project and released at closing.

Hercules Loan and Security Agreement Amendments

On May 8, 2019, the Company and Hercules (and various affiliated entities) entered into the eighth amendment to the Hercules Agreement pursuant to which the Company was required, at all times commencing on May 1, 2019 through 2:00 pm Eastern Time on June 7, 2019, to maintain an unrestricted cash balance of at least 40% of the outstanding loan balance, in accounts subject to an account control agreement in favor of Hercules. After 2:00 pm Eastern Time on June 7, 2019, the Company was required to maintain, at all times, an unrestricted cash balance of at least (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.  In connection with the execution of this amendment, the Company paid a $250,000 non-refundable fee to Hercules.

On June 11, 2019 (the “Ninth Amendment Effective Date”), the Company and each of its qualified subsidiaries, as borrower, certain banks and other financial institutions, as lender, and Hercules, as administrative agent for itself and lender, entered into the ninth amendment to the Hercules Agreement (the “Ninth Hercules Amendment”). Under the Ninth Hercules Amendment, borrower has agreed, among other things, to: (a) no later than June 11, 2019, pay lender $1.4 million to be applied towards the outstanding balance of the loan; (b) no later than June 26, 2019, direct EMRE (as defined below) to pay lender $6.0 million of the $10.0 million payable under the EMRE License Agreement (as defined below) to be applied towards the outstanding balance of the loan; and (c) on each of July 1, 2019 and August 1, 2019, pay lender interest-only payments on the outstanding principal balance of the loan.  Borrower has further agreed that interest at the default rate of five percent per annum (in addition to the current interest rate) will accrue from June 3, 2019; provided, however, that, in the event that all of the secured obligations are paid in full on or prior to the last day of the Amendment Period (as defined below), lender will fully and unconditionally waive its right to payment of accrued and unpaid default interest.  In such circumstances, lender will also fully and unconditionally waive payment of the prepayment charge which would have been two percent of the outstanding loan balance.  In the Ninth Hercules Amendment, the term “Amendment Period” is defined as the period from and after the Ninth Amendment Effective Date through the earlier of (i) August 9, 2019 and (ii) the occurrence of any event of default under the Ninth Hercules Amendment.

In addition, Hercules has waived borrower’s compliance with certain financial reporting covenants and the minimum unrestricted cash balance covenant set forth in the Hercules Agreement, in each case from June 11, 2019 through the end of the Amendment Period.  Hercules further agreed that borrower is permitted to use and maintain one or more deposit accounts that are not subject to any account control agreements for the purpose of borrower’s receipt and use of $4.0 million of the $10.0 million to be received from EMRE under the EMRE License Agreement.

Any failure by borrower to timely perform any of the obligations under the Ninth Hercules Amendment will constitute an event of default under the Hercules Agreement.  Upon any failure by borrower to timely perform any of the obligations under the Ninth Hercules Amendment, Hercules will be permitted to issue a notice of default with respect to such an event of default and any other defaults that may exist, whether arising prior to the Ninth Amendment Effective Date or otherwise.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

As of June 11, 2019, prior to the application of the payments made and to be made to Hercules as described above, the outstanding principal balance under the Hercules Agreement was approximately $20.9 million.

Management is exploring refinancing alternatives for the Company’s senior secured credit facility with Hercules.  If the Company is not able to consummate such a refinancing transaction by August 9, 2019, and if Hercules is not willing to provide further accommodations, the Company could default on its obligations under its senior secured credit facility with Hercules, which would trigger additional defaults under other agreements.

Advanced Technology License Agreement

Effective as of June 11, 2019, the Company entered into the EMRE License Agreement with EMRE, pursuant to which the Company has agreed, subject to the terms of the EMRE License Agreement, to grant EMRE and its affiliates a non-exclusive, worldwide, fully paid, perpetual, irrevocable, non-transferrable license and right to use the Company’s patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop, and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith.  Such right and license is sublicensable to third parties performing work for or with EMRE or its affiliates, but shall not otherwise be sublicensable. Upon the payment by EMRE to the Company of $10.0 million, which was received by the Company on June 14, 2019, EMRE and its affiliates were fully vested in the rights and licenses granted in the EMRE License Agreement.

Series B Preferred Stock

No dividends were declared or paid by the Company on the Series B Preferred Stock in connection with the May 15, 2019 dividend payment date.  Based on the dividend rate in effect on May 15, 2019, the aggregate amount of such dividend payment would have been $0.8 million. Because such dividends were not paid on May 15, under the terms of the Amended Certificate of Designation with respect to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock will be entitled to receive, when, as and if, declared by the Board of Directors, dividends at the normal dividend rate plus an additional 25% of the unpaid dividend in subsequent dividend periods until the Company has paid or provided for the payment of all dividends on the shares of Series B Preferred Stock for all prior dividend periods.  Thus, a total of $1.0 million would be payable with respect to the May 15 dividend period, if and when declared by the Board of Directors.

Series C Preferred Stock

Subsequent to April 30, 2019, the holders of the Series C Preferred Stock converted 1,618 Series C Preferred Shares into 1,658,861shares of common stock resulting in a reduction of $3.2 million, which represents the carrying value of the Series C Preferred Stock at April 30, 2019, to bring the amount of outstanding Series C Preferred Shares to zero and thus retirement of the instrument.

Series D Preferred Stock

As described in Note 12, “Redeemable Preferred Stock”, the holders of the Series D Preferred Stock have the right, upon the occurrence of various triggering events, as defined in the Series D Certificate of Designation and described in Note 12, to convert their shares at a reduced conversion price or to require the redemption of their shares, including a redemption premium.  During the week of June 10, 2019, the holders of the Series D Preferred Stock asserted that certain triggering events had occurred under the Series D Certificate of Designation and indicated their intent to exercise their rights to convert certain of their shares at a reduced conversion price. While the Company does not agree with the basis for their assertions or their characterization of such events, there are provisions under the Series D Certificate of Designation which may be interpreted as giving them the right to demand such conversion at a reduced conversion price.  Accordingly (rather than disputing such right), the Company has effected certain conversions at a reduced conversion prices of $0.4619, which are equal to the lower of the Series D Conversion Price in effect on the Trading Day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest VWAP of the common stock on any of the five consecutive Trading Days ending on the Trading Day immediately prior to delivery of the applicable conversion notice. This conversion right commences on the date of the triggering event and ends on the later of (i) the date the triggering event is cured and (ii) ten Trading Days after the Company delivers notice of the triggering event. As of June 13, 2019, due to

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

conversions, there were 8,396 shares of Series D Preferred Stock issued and outstanding with a liquidation value of $8.4 million.  There were approximately 12.1 million common shares issued subsequent to April 30, 2019 due to conversions of Series D Preferred Shares.

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

NRG Loan Agreement

On June 13, 2019, FuelCell Finance and NRG entered into a fourth amendment to the NRG Loan Agreement, which amends the definition of “Maturity Date” under the NRG Loan Agreement.  Pursuant to the fourth amendment, the Maturity Date of each note is now the date that is the earlier of (a) July 12, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the borrower under such note, and (c) closing of a refinancing of indebtedness.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  When used in this report, the words “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will”, “could”, “would”, “may”, “forecast”, and similar expressions and variations of such words are intended to identify forward-looking statements.  Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) future funding under Advanced Technologies contracts; (iv) future financing for projects including publicly issued bonds, equity and debt investments by investors and commercial bank financing; (v) the expected cost competitiveness of our technology; and (vi) our ability to achieve our sales plans and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations; rapid technological change; competition; our dependence on strategic relationships; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; our ability to address our current liquidity position; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; recent developments with POSCO Energy, which may limit our efforts to access the South Korean and Asian markets and could expose us to costs of arbitration or litigation proceedings; our ability to implement our strategy; our ability to reduce our levelized cost of energy and our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated; our need for and the availability of additional financing and/or refinancing alternatives for our senior secured credit facility; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

We cannot assure you that: we will be able to meet any of our development or commercialization schedules; any of our new products or technology, once developed, will be commercially successful; our existing SureSource power plants will remain commercially successful; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; we will be able to obtain refinancing for our senior secured credit facility; we will be able to address our current liquidity position; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

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

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy develops and delivers efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development of, install, operate and maintain megawatt-scale fuel cell systems, serving utilities and industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, as well as advancing development of solutions for carbon capture, local hydrogen production for transportation and industrial users, and long duration energy storage.  Our plants are operating in more than 50 locations on three continents and have generated more than 9.0 million megawatt hours (MWh) of electricity.

We provide comprehensive turn-key power generation solutions to our customers, including multi-year power purchase agreements (“PPAs”), power plant installation, operations and maintenance under multi-year service agreements. We both develop projects as well as sell equipment directly to customers, providing either a complete solution of engineering, installing and servicing the fuel cell power plant, or selling the power plant equipment and providing long-term maintenance only.  We offer to arrange financing structures that enable power users to benefit from the multitude of advantages of clean onsite power while avoiding an up-front capital investment. Utilizing long-term PPAs or lease structures, the end-user of the power hosts the installation and only pays for power as it is delivered. For projects that we develop, the end user of the power typically enters into a PPA, and we have the option to either identify a project investor to purchase the power plant and assume the PPA, or retain the project and recognize electricity revenue over the term of the PPA. We target large-scale power users with our megawatt-class installations.  To provide a frame of reference, one megawatt (“MW”) is adequate to continually power approximately 1,000 average sized U.S. homes.  Our customer base includes utility companies, municipalities, universities, hospitals, government entities and a variety of industrial and commercial enterprises. Our leading geographic markets are the United States and South Korea, and we are pursuing expanding opportunities in other countries around the world.

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

Recent Developments

Reverse Stock Split

On May 8, 2019 at 5:00 p.m. Eastern time, we effected a 1-for-12 reverse stock split, reducing the number of common shares outstanding on that date from 183,411,230 shares to 15,284,269 shares.  The number of authorized shares of common stock remains unchanged at 225,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares.  Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the conversion price of our  Series C Preferred Stock and Series D Preferred Stock (each as defined elsewhere herein), the exchange price of our Series 1 Preferred Shares (as defined elsewhere herein), the exercise price of all outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity compensation plans were all adjusted proportionately in connection with the reverse stock split.   All share and per share amounts and conversion prices presented herein have been adjusted retroactively to reflect these changes.

Management Changes, Restructuring and Corporate Reorganization

On April 12, 2019, we undertook a reorganization, which included a reduction in force of 135 of our employees. With the recent completion of several research and development initiatives, including the design, development and launch of the SureSource 4000 high efficiency fuel cell and other critical path projects, it was necessary to look at our operations and costs to align them with business needs and objectives.  We estimate that this reduction in force, along with recent retirements, will result in a payroll savings to us of approximately $11.5 million annually.  We have also implemented spending reductions throughout the business.

In addition, in June 2019, we made a series of management changes, as described below, geared towards the implementation of Board-approved operational and financial restructuring initiatives, including, but not limited to, reviewing and restructuring our business plan for power generation sales and service.

On June 2, 2019, our Board of Directors (the “Board”) appointed Laura Marcero, a Managing Director of Huron, as Chief Restructuring Officer, and Lee Sweigart, a Senior Director of Huron, as Deputy Chief Restructuring Officer.

On June 4, 2019, the Board appointed Jennifer D. Arasimowicz to serve as our new Chief Commercial Officer and as an Executive Vice President. On June 7, 2019, Ms. Arasimowicz was also appointed to serve as Interim President. As a result of these appointments, Ms. Arasimowicz serves as Interim President, Chief Commercial Officer, Executive Vice President, General Counsel, and Corporate Secretary and functions as, and performs the functions of, the principal executive officer of the Company.

On June 4, 2019, the Board appointed Michael S. Bishop to serve as an Executive Vice President. As a result of this appointment, Mr. Bishop serves as Executive Vice President, Chief Financial Officer, and Treasurer.

On June 4, 2019, the Board appointed Anthony Leo to serve as the new Chief Technology Officer and as an Executive Vice President and Michael Lisowski to serve as the Chief Operating Officer and as an Executive Vice President.

On and effective as of June 5, 2019, we terminated the employment of our President and Chief Executive Officer, Arthur A. Bottone, without cause.  Additionally, on June 5, 2019, Mr. Bottone resigned as a director, effective immediately.

Acquisition of Bridgeport Fuel Cell Project and Execution of Related Credit Agreements

On October 31, 2018, our wholly-owned subsidiary, FuelCell Energy Finance, LLC (“FuelCell Finance”), entered into a membership interest purchase agreement (the “Purchase Agreement”) with Dominion Generation, Inc., amended on January 15, 2019 and May 9, 2019, pursuant to which FuelCell Finance purchased (on May 9, 2019) all of the outstanding membership interests in Dominion Bridgeport Fuel Cell, LLC (which is now known as Bridgeport Fuel Cell, LLC) (“BFC”). BFC owns a 14.9 MW fuel cell park in Bridgeport, Connecticut (the “Bridgeport Fuel Cell Project”), which we originally developed and constructed and have been operating for the past five years under a long term service agreement.

On May 9, 2019, FuelCell Finance closed on the purchase of BFC for a total purchase price of $35.5 million, subject to a dollar-for-dollar post-closing adjustment to the extent that the closing working capital is greater or less than $1.0 million (the “Purchase Price”).

Also on May 9, 2019, in connection with the purchase of BFC, FuelCell Finance entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank (“Fifth Third”), as co-lead arranger and swap hedger (the “Credit Agreement”), whereby (i) Fifth Third provided financing to BFC in the amount of $12.5 million towards the Purchase Price; and (ii) Liberty Bank provided financing to BFC in the amount of $12.5 million towards the Purchase Price. As security for the Credit Agreement, Liberty Bank and Fifth Third were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain newly manufactured fuel cell modules located at 3 Great Pasture Road, Danbury, CT that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s ownership interest in BFC.

BFC has the right to make additional principal payments or pay the balance due under the Credit Agreement in full provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate, discussed below. The maturity date is May 9, 2025. The interest rate under the Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on a total notional value of $25.0 million.  An interest rate swap agreement was required to be entered into with Fifth Third in connection with the Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, BFC entered into the 1992 ISDA Master Agreement, along with the Schedule to such Agreement, with Fifth Third, and executed the related trade confirmations on May 17, 2019.  Pursuant to the terms of such agreement, Fifth Third and BFC will pay a fixed rate of interest of 2.34% multiplied by the notional amount of the swap in exchange for receipt of period payments based on a floating rate index of 2.75% multiplied by the same notional amount upon which the fixed rate payments are derived, with the notional amount in each case being equal to the outstanding principal amount under the loans from Fifth Third and Liberty Bank. The net interest rate across the Credit Agreement and the swap transaction totals a fixed rate of 5.09%.

The obligations of BFC to Fifth Third under the swap agreement are treated as obligations under the Credit Agreement and, accordingly, are secured by the same collateral securing the obligations of BFC under the Credit Agreement.

The Credit Agreement also requires BFC to maintain a debt service reserve at each of Liberty Bank and Fifth Third of $1.25 million, which debt service reserves were funded on May 10, 2019, to be held in deposit accounts at each respective bank, with funds to be disbursed with the consent of or at the request of the required lenders in their sole discretion. Each of Liberty Bank and Fifth Third also has an operation and module replacement reserve (“O&M Reserve”) of $250.0 thousand, both of which were funded at closing, to be held in deposit accounts at each respective bank, and thereafter BFC is required to deposit $100.0 thousand per month into each O&M Reserve for the first five years of the Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third and to deposit 50% of the excess cash flows from the Bridgeport Fuel Cell Project into these accounts. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of service fees to us), debt service to Liberty Bank and Fifth Third, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility (as described below).  BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured annually. The Credit Agreement contains customary representations, warranties and covenants.

In addition, on May 9, 2019, in connection with the closing of the purchase of BFC, BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”), $1.8 million of which was used to collateralize a letter of credit issued by Liberty Bank to satisfy a performance assurance requirement in the Energy Purchase Agreement with Connecticut Light and Power Company and the balance of which was applied toward outstanding principal on the Company’s existing indebtedness to Connecticut Green Bank.  As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million (senior term loan amount) loaned under the Credit Agreement, in all of the same collateral securing the Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum.  A commitment fee of $60.0 thousand was earned by Connecticut Green Bank in connection with the closing. The debt service coverage ratio required to be maintained under the Subordinated Credit Agreement may not be less than 1.10 as of the end of each fiscal quarter. The term of the Subordinated Credit Agreement expires 7 years from the date of the advance of the loan. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period. However, monthly debt service payments can accumulate in arrearages in the event that BFC does not have sufficient cash to make any monthly debt service payment.  BFC has the right to make additional principal payments or pay the balance in full at any time without additional fees or penalties. The Subordinated Credit Agreement also contains customary representations, warranties and covenants.

The balance of the financing for the acquisition was from the $15 million of restricted cash on hand that was tied to the Bridgeport Fuel Cell Project and released at closing.

Hercules Loan and Security Agreement Amendments

On May 8, 2019, we and Hercules (and various affiliated entities) entered into the eighth amendment to the Hercules Agreement pursuant to which we were required, at all times commencing on May 1, 2019 through 2:00 pm Eastern Time on June 7, 2019, to maintain an unrestricted cash balance of at least 40% of the outstanding loan balance, in accounts subject to an account control agreement in favor of Hercules and after 2:00 pm Eastern Time on June 7, 2019, we were required to maintain, at all times, an unrestricted cash balance of at least (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.

On June 11, 2019 (the “Ninth Amendment Effective Date”), we and Hercules (and various affiliated entities) entered into the ninth amendment to the Hercules Agreement (the “Ninth Hercules Amendment”). Under the Ninth Hercules Amendment, borrower has agreed, among other things, to: (a) no later than June 11, 2019, pay lender $1.4 million to be applied towards the outstanding balance of the loan; (b) no later than June 26, 2019, direct EMRE (as defined below) to pay lender $6.0 million of the $10.0 million payable under the EMRE License Agreement (as defined below) to be applied towards the outstanding balance of the loan; and (c) on each of July 1, 2019 and August 1, 2019, pay lender interest-only payments on the outstanding principal balance of the loan.  Borrower has further agreed that interest at the default rate of five percent per annum (in addition to the current interest rate) will accrue from June 3, 2019; provided, however, that, in the event that all of the secured obligations are paid in full on or prior to the last day of the Amendment Period (as defined below), lender will fully and unconditionally waive its right to payment of accrued and unpaid default interest.  In such circumstances, lender will also fully and unconditionally waive payment of the prepayment charge which would have been two percent of the outstanding loan balance.  In the Ninth Hercules Amendment, the term “Amendment Period” is defined as the period from and after the Ninth Amendment Effective Date through the earlier of (i) August 9, 2019 and (ii) the occurrence of any event of default under the Ninth Hercules Amendment.

In addition, Hercules has waived borrower’s compliance with certain financial reporting covenants and the minimum unrestricted cash balance covenant set forth in the Hercules Agreement, in each case from June 11, 2019 through the end of the Amendment Period.  Hercules and lender further agreed that borrower is permitted to use and maintain one or more deposit accounts that are not subject to any account control agreements for the purpose of borrower’s receipt and use of $4.0 million of the $10.0 million to be received from EMRE under the EMRE License Agreement.

Any failure by borrower to timely perform any of the obligations under the Ninth Hercules Amendment will constitute an event of default under the Hercules Agreement.  Upon any failure by borrower to timely perform any of the obligations under the Ninth Hercules

Amendment, Hercules will be permitted to issue a notice of default with respect to such an event of default and any other defaults that may exist, whether arising prior to the Ninth Amendment Effective Date or otherwise.

As of June 11, 2019, prior to the application of the payments made and to be made to Hercules as described above, the outstanding principal balance under the Hercules Agreement was approximately $20.9 million.

Management is exploring refinancing alternatives for our senior secured credit facility with Hercules. If we are not able to consummate such a refinancing transaction by August 9, 2019, and if Hercules is not willing to provide further accommodations, we could default on our obligations under our senior secured credit facility with Hercules, which would trigger additional defaults under other agreements.

Advanced Technology License Agreement

Effective as of June 11, 2019, we entered into a License Agreement (the “EMRE License Agreement”) with ExxonMobil Research and Engineering Company (“EMRE”), pursuant to which we have agreed, subject to the terms of the EMRE License Agreement, to grant EMRE and its affiliates a non-exclusive, worldwide, fully paid, perpetual, irrevocable, non-transferrable license and right to use our patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop, and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith.  Such right and license is sublicensable to third parties performing work for or with EMRE or its affiliates, but shall not otherwise be sublicensable. Upon the payment by EMRE to us of $10.0 million, which was received by the Company on June 14, 2019, EMRE and its affiliates were fully vested in the rights and licenses granted in the EMRE License Agreement.

Series B Preferred Stock

No dividends were declared or paid by us on the Series B Preferred Stock in connection with the May 15, 2019 dividend payment date.  Based on the dividend rate in effect on May 15, 2019, the aggregate amount of such dividend payment would have been $0.8 million. Because such dividends were not paid on May 15, under the terms of the Amended Certificate of Designation with respect to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock will be entitled to receive, when, as and if, declared by the Board of Directors, dividends at the normal dividend rate plus an additional 25% of the unpaid dividend in subsequent dividend periods until the Company has paid or provided for the payment of all dividends on the shares of Series B Preferred Stock for all prior dividend periods. Thus, a total of $1.0 million would be payable with respect to the May 15 dividend period, if and when declared by the Board of Directors.

Series C Preferred Stock

Subsequent to April 30, 2019, the holders of the Series C Preferred Stock converted 1,618 Series C Preferred Shares into 1,658,861 shares of common stock, resulting in a reduction of $3.2 million which represents the carrying value of the Series C Preferred Stock at April 30, 2019, to bring the amount of outstanding Series C Preferred Shares to zero and thus retirement of the instrument.

Series D Preferred Stock

As described in Note 12, “Redeemable Preferred Stock” of the Consolidated Financial Statements for the three months ended April 30, 2019, the holders of the Series D Preferred Stock have the right, upon the occurrence of various triggering events, as defined in the Series D Certificate of Designation and described in Note 12, to convert their shares at a reduced conversion price or to require the redemption of their shares, including a redemption premium.  During the week of June 10, 2019, the holders of the Series D Preferred Stock asserted that certain triggering events had occurred under the Series D Certificate of Designation and indicated their intent to exercise their rights to convert certain of their shares at a reduced conversion price. While the Company does not agree with the basis for their assertions or their characterization of such events, there are provisions under the Series D Certificate of Designation which may be interpreted as giving them the right to demand such conversion at a reduced conversion price.  Accordingly (rather than disputing such right), the Company has effected certain conversions at reduced conversion prices of $0.4619, which are equal to the lower of the Series D Conversion Price in effect on the Trading Day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest VWAP of the common stock on any of the five consecutive Trading Days ending on the Trading Day immediately prior to delivery of the applicable conversion notice. This conversion right commences on the date of the triggering event and ends on the later of (i) the date the triggering event is cured and (ii) ten Trading Days after the Company delivers notice of the triggering event.  As of June 13, 2019, there were 8,396 shares of Series D Preferred Stock issued and outstanding with a liquidation value of $8.5 million.  There were approximately 12.1 million common shares issued subsequent to April 30, 2019 due to conversions of Series D Preferred Shares.

NRG Loan Agreement

On June 13, 2019, FuelCell Finance and NRG entered into a fourth amendment to the NRG Loan Agreement, which amends the definition of “Maturity Date” under the NRG Loan Agreement.  Pursuant to the fourth amendment, the Maturity Date of each note is now the date that is the earlier of (a) July 12, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the borrower under such note, and (c) closing of a refinancing of indebtedness.

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

Comparison of Three Months Ended April 30, 2019 and 2018

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Total revenues	$9,216	$20,830	$(11,614)	(56)%
Total costs of revenues	$12,856	$21,459	$(8,603)	(40)%
Gross loss	$(3,640)	$(629)	$(3,011)	479%
Gross loss	(39.5)%	(3.0)%

Total revenues for the three months ended April 30, 2019 of $9.2 million reflects a decrease of $11.6 million from $20.8 million for the same period in the prior year.  Total cost of revenues for the three months ended April 30, 2019 decreased by $8.6 million to $12.9 million from $21.5 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Product revenues	$—	$12,200	$(12,200)	(100)%
Cost of product revenues	6,393	13,947	(7,554)	(54)%
Gross loss from product revenues	$(6,393)	$(1,747)	$(4,646)	266%
Product revenues gross loss	N/A	(14.3)%

Product revenues for the three months ended April 30, 2018 included $11.2 million of power plant revenue and $1.0 million of revenue related to engineering and construction services.  The decrease in revenue during the three months ended April 30, 2019 was primarily a result of the fact that no product revenue was recorded for such period, whereas product revenue for the three months ended April 30, 2018 was $12.2 million.  Product revenue for the three months ended April 30, 2018 included the sale of a 2.8 MW fuel cell power plant project located at the waste water treatment facility in Tulare, California to Clearway Energy.

Cost of product revenues decreased $7.5 million for the three months ended April 30, 2019 to $6.4 million, compared to $13.9 million in the same period in the prior year.  Overall gross loss from product revenues was $6.4 million for the three months ended April 30, 2019 compared to gross loss of $1.7 million in the comparable prior year period. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  Manufacturing variances, primarily related to low production volumes, totaled approximately $3.4 million for the three months ended April 30, 2019 compared to approximately $3.2 million for the three months ended April 30, 2018. Cost of revenues for the three months ended April 30, 2019 also includes a charge for a specific non-commercial construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of our liquidity position and continued low level of production rates.  For the three months ended April 30, 2019, we operated at an annualized production rate of approximately 25 MW which remained unchanged from the annual production rate in the same period in the prior year.

As of April 30, 2019, product sales backlog totaled approximately $1.0 thousand compared to $1.4 thousand as of April 30, 2018.

Service and license revenues

Service and license revenues and related costs for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Service and license revenues	$2,598	$3,206	$(608)	(19)%
Cost of service and license revenues	1,745	2,531	(786)	(31)%
Gross profit from service and license revenues	$853	$675	$178	26%
Service and license revenues gross margin	32.8%	21.1%

Revenues for the three months ended April 30, 2019 from service agreements and license fee and royalty agreements decreased $0.6 million to $2.6 million from $3.2 million for the three months ended April 30, 2018.  Service agreement revenue decreased from the three months ended April 30, 2018 primarily due to lower revenue from module replacements during the three months ended April 30, 2019 compared to the same period in the prior year. We adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Topic 606) as of November 1, 2018 which impacted service and license revenues recognition. Service revenues are now recorded based on a cost-to-cost input method whereas previously service revenues for maintenance and monitoring were recorded ratably over the term of the service agreement and revenue from module exchanges was recognized upon the module replacement event.  Performance guarantees, which were previously recorded as a cost of service and license revenues, are now accounted for as variable consideration with a reduction to service and license revenues.  License revenues were previously recorded over the contract term on a straight-line basis, however, upon adoption of Topic 606, we assessed the performance obligations within the license contract and allocated consideration between performance obligations that are satisfied at a point in time and performance obligations that are recognized over time.  Revenue from the license performance obligation that are satisfied over time was $0.3 million for the three month period ended April 30, 2019 compared to $0.6 million for the three month period ended April 30, 2018 and the decrease represents the impact of the adoption of Topic 606.

Cost of service and license revenues decreased $0.8 million to $1.7 million for the three months ended April 30, 2019 from $2.5 million for the three months ended April 30, 2018. Cost of service agreements includes maintenance and operating costs and module exchanges.  As further discussed above, cost of service agreements for the prior year period included charges for performance guarantees.

Overall gross profit from service and license revenues was $0.9 million for the three months ended April 30, 2019 which represents an increase of $0.2 million from gross profit of $0.7 million for the three months ended April 30, 2018.  The overall gross margin percentage was 32.8 percent for the three months ended April 30, 2019 compared to a gross margin of 21.1 percent in the prior year period.

As of April 30, 2019, service and license backlog totaled approximately $288.7 million compared to $189.9 million as of April 30, 2018.  Service and license backlog does not include future royalties.  This backlog is for service agreements of up to twenty years and is expected to generate positive margins and cash flows based on current estimates.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Generation revenues	$1,633	$1,742	$(109)	(6)%
Cost of generation revenues	1,685	2,036	(351)	(17)%
Gross loss from generation revenues	$(52)	$(294)	$242	(82)%
Generation revenues gross loss	(3.2)%	(16.9)%

Revenues for the three months ended April 30, 2019 from generation totaled $1.6 million which decreased $0.1 million from revenue recognized of $1.7 million for the three months ended April 30, 2018.  Generation revenues for the three months ended April 30, 2019 and 2018 reflect revenue from electricity generated under our PPAs.  Revenues declined for the three months ended April 30, 2019 compared to the prior year period due to maintenance activities causing a decrease in power output.  Cost of generation revenues totaled $1.7 million in the three months ended April 30, 2019 which decreased from the comparable prior year period.  Cost of generation revenues included depreciation of approximately $1.0 million and $1.1 million for the three months ended April 30, 2019 and 2018, respectively. We had 11.2 MW of operating power plants in our portfolio for both periods presented.

As of April 30, 2019, generation backlog totaled approximately $1.0 billion compared to $451.2 million as of April 30, 2018.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2019 and 2018 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Advanced Technologies contract revenues	$4,985	$3,682	$1,303	35%
Cost of Advanced Technologies contract revenues	3,033	2,945	88	3%
Gross profit from Advanced Technologies contracts	$1,952	$737	$1,215	165%
Advanced Technologies contract gross margin	39.2%	20.0%

Advanced Technologies contract revenue for the three months ended April 30, 2019 was $5.0 million, which reflects an increase of $1.3 million when compared to $3.7 million of revenue for the three months ended April 30, 2018.  Advanced Technologies contract revenue was higher for the three months ended April 30, 2019 primarily due to the timing of activity under existing contracts.  Cost of Advanced Technologies contract revenues increased $0.1 million to $3.0 million for the three months ended April 30, 2019, compared to $2.9 million for the same period in the prior year.  Advanced Technologies contracts for the three months ended April 30, 2019 generated a gross profit of $2.0 million compared to a gross profit of $0.7 million for the three months ended April 30, 2018.  The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the three months ended April 30, 2019.

As of April 30, 2019, Advanced Technologies backlog totaled approximately $32.9 million compared to $39.4 million as of April 30, 2018.

Administrative and selling expenses

Administrative and selling expenses were $9.8 million and $7.1 million for the three months ended April 30, 2019 and 2018, respectively. The increase from the prior year period primarily relates to legal and consulting costs related to our restructuring and refinancing initiatives.

Research and development expenses

Research and development expenses decreased to $4.2 million for the three months ended April 30, 2019 compared to $5.0 million during the three months ended April 30, 2018. The decrease related to the reduction in spending resulting from the restructuring initiative.

Loss from operations

Loss from operations for the three months ended April 30, 2019 was $17.6 million compared to $12.7 million for the three months ended April 30, 2018.  The increase in the loss from operations was primarily a result of higher operating expenses for the three months ended April 30, 2019.

Interest expense

Interest expense for the three months ended April 30, 2019 and 2018 was $1.8 million and $2.1 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules, interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.

Other (expense) income, net

Other income, net, was expense of $0.03 million and income of $1.6 million for the three months ended April 30, 2019 and 2018, respectively.  The income for the three months ended April 30, 2018 includes foreign exchange gains related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary and also includes a foreign exchange gain realized on the unbilled receivable balance denominated in South Korean Won for the HYD (defined below) contract.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  Income tax recorded for the three months ended April 30, 2019 was $0.07 million compared to no income tax expense recorded for the three months ended April 30, 2018.

Series A warrant exchange

On February 21, 2019, we entered into an Exchange Agreement (the “Exchange Agreement”) with the holder (the “Warrant Holder”) of the Series A Warrant to Purchase Common Stock, issued by us on July 12, 2016 (the “Series A Warrant”), which was exercisable for 640,000 shares of our common stock. Pursuant to the Exchange Agreement, we agreed to issue to the Warrant Holder 500,000 shares of our common stock (subject to adjustment for stock dividends, stock splits, stock combinations, and other reclassifications) in exchange for the transfer of the Series A Warrant back to us, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. All common shares issuable pursuant to the Exchange Agreement were issued prior to April 30, 2019.  Following the transfer of the Series A Warrant back to us, the Warrant was cancelled and no further shares are issuable pursuant to the Series A Warrant.  We recorded a charge to common stockholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for the three month periods ended April 30, 2019 and 2018.

Series C preferred stock deemed contributions (dividends)

Installment conversions in which the conversion price was below the Series C Preferred Stock conversion price (as adjusted for the reverse stock split) in effect as of the date of such installment conversions resulted in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of our Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”).  Installment conversions during the three months ended April 30, 2019 and 2018 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $1.1 million and deemed dividends of $4.2 million, respectively.  The deemed contributions and dividends represent the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.

The Company also accounted for an extinguishment of the Series C Preferred Stock as a result of the extinguishment by recording a deemed contribution of $0.5 million during the three months ended April 30, 2019.

Series D preferred stock deemed dividends

Installment conversions where the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock” and such shares, the “Series D Preferred Shares”). Installment conversions during the three months ended April 30, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $1.0 million.  The deemed dividends represent the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series D Preferred Shares.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the Series A Warrant exchange charge, the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed contributions (dividends) on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends.  For the three month periods ended April 30, 2019 and 2018, net loss attributable to common stockholders was $22.9 million and $18.2 million, respectively, and loss per common share was $2.06 and $2.74, respectively.

Comparison of Six Months Ended April 30, 2019 and 2018

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2019 and 2018 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Total revenues	$26,999	$59,443	$(32,444)	(55)%
Total costs of revenues	$32,844	$55,437	$(22,593)	(41)%
Gross (loss) profit	$(5,845)	$4,006	$(9,851)	(246)%
Gross (loss) margin	(21.6)%	6.7%

Total revenues for the six months ended April 30, 2019 of $27.0 million reflects a decrease of $32.4 million from $59.4 million for the same period in the prior year.  Total cost of revenues for the six months ended April 30, 2019 decreased by $22.6 million to $32.8 million from $55.4 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss for the six months ended April 30, 2019 and 2018 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Product revenues	$—	$41,730	$(41,730)	(100)%
Cost of product revenues	9,815	40,084	(30,269)	(76)%
Gross (loss) profit from product revenues	$(9,815)	$1,646	$(11,461)	(696)%
Product revenues gross profit	N/A	3.9%

Product revenues for the six months ended April 30, 2018 included $39.9 million of power plant revenue and $1.8 million of revenue related to engineering and construction services.  There was no product revenue recorded for the six months ended April 30, 2019.  Product revenue for the six months ended April 30, 2018 included revenues from the 20 MW order from Hanyang Industrial Development Co., Ltd (“HYD”), pursuant to which we provided equipment to HYD for a fuel cell project with Korea Southern Power Co., Ltd.  Shipments began in our fourth quarter of 2017 and were completed in our first fiscal quarter of 2018.  We also recorded product revenue for the sale of a 2.8 MW fuel cell power plant project located at the waste water treatment facility in Tulare, California to Clearway Energy.

Cost of product revenues decreased $30.3 million for the six months ended April 30, 2019 to $9.8 million, compared to $40.1 million in the same period in the prior year.  Overall gross loss from product revenues was $9.8 million for the six months ended April 30, 2019 compared to gross profit of $1.6 million in the comparable prior year period. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  Manufacturing variances, primarily related to low production volumes, totaled approximately $6.6 million for the six months ended April 30, 2019 compared to approximately $5.5 million for the six months ended April 30, 2018. Cost of revenues for the six months ended April 30, 2019 also includes a charge for a specific non-commercial construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of the Company’s liquidity position and continued low level of production rates.  For the six months ended April 30, 2019, we operated at an annualized production rate of approximately 25 MW which remains unchanged from the annual production rate in the same period in the prior year.

Service and license revenues

Service and license revenues and related costs for the six months ended April 30, 2019 and 2018 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Service and license revenues	$14,370	$7,310	$7,060	97%
Cost of service and license revenues	14,064	5,937	8,127	137%
Gross profit from service and license revenues	$306	$1,373	$(1,067)	(78)%
Service and license revenues gross margin	2.1%	18.8%

Revenues for the six months ended April 30, 2019 from service agreements and license fee and royalty agreements increased $7.1 million to $14.4 million from $7.3 million for the six months ended April 30, 2018.  Service agreement revenue increased from the six months ended April 30, 2018 primarily due to higher revenue from module replacements during the six months ended April 30, 2019 compared to the same period in the prior year. Revenue from the license performance obligation that is satisfied over time was $1.0 million for the six month period ended April 30, 2019 compared to $1.1 million for the six month period ended April 30, 2018.

Cost of service and license revenues increased $8.1 million to $14.0 million for the six months ended April 30, 2019 from $5.9 million for the six months ended April 30, 2018.  Cost of service agreements includes maintenance and operating costs and module exchanges.  As discussed previously, cost of service agreements for the prior year period included charges for performance guarantees.

Overall gross profit from service and license revenues was $0.3 million for the six months ended April 30, 2019.  The adoption of Topic 606 resulted in a reduction of service and license margins of $1.1 million primarily due to the treatment of performance guarantees as variable consideration.  The overall gross margin percentage was 2.1 percent for the six months ended April 30, 2019 compared to a gross margin of 18.8 percent in the prior year period.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2019 and 2018 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Generation revenues	$3,112	$3,634	$(522)	(14)%
Cost of generation revenues	3,321	3,645	(324)	(9)%
Gross loss from generation revenues	$(209)	$(11)	$(198)	1800%
Generation revenues gross loss	(6.7)%	(0.3)%

Revenues for the six months ended April 30, 2019 from generation totaled $3.1 million which decreased $0.5 million from revenue recognized of $3.6 million for the six months ended April 30, 2018.  Generation revenues for the six months ended April 30, 2019 and 2018 reflect revenue from electricity generated under our PPAs.  Revenues declined for the six months ended April 30, 2019 compared to the prior year period due to maintenance activities causing a decrease in power output.  Cost of generation revenues totaled $3.3 million in the six months ended April 30, 2019, which decreased $0.3 million from $3.6 million for the six months ended April 30, 2018.  Cost of generation revenues included depreciation of approximately $2.0 million and $2.1 million for the six months ended April 30, 2019 and 2018, respectively. We had 11.2 MW of operating power plants in our portfolio for both periods presented.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2019 and 2018 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2019	2018	$	%
Advanced Technologies contract revenues	$9,517	$6,769	$2,748	41%
Cost of Advanced Technologies contract revenues	5,644	5,771	(127)	(2)%
Gross profit from Advanced Technologies contracts	$3,873	$998	$2,875	288%
Advanced Technologies contract gross margin	40.7%	14.7%

Advanced Technologies contract revenue for the six months ended April 30, 2019 was $9.5 million, which reflects an increase of $2.7 million when compared to $6.8 million of revenue for the six months ended April 30, 2018.  Advanced Technologies contract revenue was higher for the six months ended April 30, 2019 primarily due to the timing of activity under existing contracts.  Cost of Advanced Technologies contract revenues decreased $0.1 million to $5.6 million for the six months ended April 30, 2019, compared to $5.8 million for the same period in the prior year.  Advanced Technologies contracts for the six months ended April 30, 2019 generated a gross profit of $3.9 million compared to a gross profit of $1.0 million for the six months ended April 30, 2018.  The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the six months ended April 30, 2019.

Administrative and selling expenses

Administrative and selling expenses were $16.6 million and $13.2 million for the six months ended April 30, 2019 and 2018, respectively. The increase from the prior year period primarily relates to legal and consulting costs related to the Company’s restructuring and refinancing initiatives.

Research and development expenses

Research and development expenses increased to $10.5 million for the six months ended April 30, 2019 compared to $9.1 million during the six months ended April 30, 2018. The increase related to increased development efforts with respect to new products which includes the development and certifications related to the SureSource 4000 plant located in Danbury, CT.

Loss from operations

Loss from operations for the six months ended April 30, 2019 was $32.9 million compared to $18.3 million for the six months ended April 30, 2018.  The increase in the loss from operations was primarily a result of the gross loss recognized and higher operating expenses for the six months ended April 30, 2019.

Interest expense

Interest expense for the six months ended April 30, 2019 and 2018 was $4.3 million and $4.2 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules, interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.

Other income, net

Other income, net, was income of $0.1 million and $2.1 million for the six months ended April 30, 2019 and 2018, respectively.  The income for both periods presented includes foreign exchange gains related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary.  Other income, net for the six months ended April 30, 2018 also includes a foreign exchange gain realized on payments and unbilled receivable balances denominated in South Korean Won for the HYD contract.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  Income tax expense of $0.1 million was recorded for the six months ended April 30, 2019 compared to an income tax benefit totaling $3.0 million for the six months ended April 30, 2018.  The income tax benefit for the six months ended April 30, 2018 related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018, which resulted in a deferred tax benefit of $1.0 million related to a reduction of our deferred tax liability for an in process research and development (“IPR&D”) asset.  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) we generated in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL and the deferred tax liability for our IPR&D asset.

Series A warrant exchange

We recorded a charge to common stockholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $1.6 million for the six month periods ended April 30, 2019 and 2018.

Series C preferred stock deemed contributions (dividends) and redemption value adjustment, net

As discussed in more detail in Note 12. “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements, conversions during the six months ended April 30, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in a net deemed contribution of $0.6 million.  The deemed contributions represent the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series C Preferred Shares.  Additionally, net loss to common stockholders was impacted by a $0.5 million decrease in the loss resulting from accounting for the Waiver Agreement in February 2019 and the $8.6 million redemption value adjustment recorded during the three months ended January 31, 2019.

Series D preferred stock deemed dividends and redemption accretion

Installment conversions where the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares being issued to settle the installment amount and are treated as a partial redemption of the Series D Preferred Shares.  Installment conversions during the six months ended April 30, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $2.9 million.  The deemed dividends represent the difference between the fair value of the common shares issued to settle the installment amounts and the carrying value of the Series D Preferred Shares.

The Series D Preferred Stock redemption accretion of $3.8 million for the three months ended January 31, 2019 reflects the accretion of the difference between the carrying value and the amount that would have been redeemed if stockholder approval had not been obtained for common stock issuance equal to 20% or more of our outstanding voting stock prior to the issuance of the Series D Preferred Stock.   If we had been unable to obtain such stockholder approval and were therefore prohibited from issuing shares of common stock as a result of this limitation (the “Exchange Cap Shares”) to a holder of Series D Preferred Stock at any time after April 30, 2019, we would have been required to pay cash to such holder in exchange for the redemption of such number of Series D Preferred Shares held by such holder that would not have been convertible into such Exchange Cap Shares.  Stockholder approval was obtained at the annual meeting of the Company’s stockholders on April 4, 2019 and no further accretion is required.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period, the Series A Warrant exchange charge, the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed contributions (dividends) and redemption value adjustment, net on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends and redemption accretion.  For the six month periods ended April 30, 2019 and 2018, net loss attributable to common stockholders was $55.9 million and $26.6 million, respectively, and loss per common share was $5.77 and $4.22, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has significant short-term debt and other obligations currently due or maturing in less than one year, which are in excess of the Company’s cash and current asset balance, and the Company has been delaying certain payments to conserve cash. The Company has entered into a series of amendments to its senior secured debt facility with its senior lender Hercules Capital, Inc. (“Hercules”) in order to, among other things, provide for a lower minimum cash covenant and avoid events of default and acceleration of amounts due under the loan agreement. Most recently, Hercules provided an amendment through August 9, 2019. In exchange for this new amendment, the Company has agreed to pay down a portion of the outstanding principal amount in June 2019 as described below. The Company also has entered into amendments of its loan facility with NRG Energy Inc. (“NRG”) in order to extend the maturity date of the loan to July 12, 2019 as described below.  As of April 30, 2019, the Company had an accumulated deficit from recurring net losses for the current and prior years. These factors as well as negative cash flows from operating and investing activities and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern.

Management has plans to address the Company’s current liquidity positon. These plans include exploring refinancing alternatives for the Company’s senior secured credit facility with Hercules. However, the Company may not be able to obtain such refinancing on acceptable terms, or at all. If the Company is not able to consummate such a refinancing transaction by August 9, 2019, and if Hercules is not willing to provide further accommodations, the Company could default on its obligations under its senior secured credit facility with Hercules. The occurrence of  an event of default under the Hercules Agreement also constitute or may result in an event of default under, and cause or may cause the acceleration of, a number of material financial obligations including the State of Connecticut loan, the Connecticut Green Bank Loan and the Generate Lending, PNC and Fifth Third project finance facilities. The occurrence of an event of default under the Hercules Agreement also constitute a triggering event under the Series D Certificate of Designations.  The Company also has obtained an amendment of the loan agreement with NRG that has a maturity date of July 12, 2019.  Management plans to continue to pursue project financing for the Company’s generation backlog. If the Company is unable to obtain such project financing, it may have events of default under its project finance agreements, which are further described in Note 15, “Debt and Financing Obligation.”  .  Other plans include implementing cost reduction measures such as the reduction in force implemented in April, increasing sales activity related to the Company’s products, and negotiating and entering into advanced technology research and development contracts. The Company may also consider licensing certain of its technology, sales of intellectual property and other assets, and/or sales of common stock directly to investors or through the Company’s at-the-market sales plan (which is subject to contractual requirements, trading windows and market conditions) to raise capital in the future. Subsequent to the end of the quarter ended April 30, 2019, the Company entered into a License Agreement (“EMRE License Agreement”) with ExxonMobil Research and Engineering Company (“EMRE”) for which the Company received a one-time payment of $10.0 million (of which $6.0 million was remitted to Hercules and applied as principal under the amendment referenced above).

The terms of any financing and other measures to obtain funds that may be undertaken by the Company may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development efforts and commercialization efforts and sell intellectual property and other assets, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain external financing, it may not be able to sustain future operations.  As a result, the Company may be required to delay, reduce and/or cease its operations and/or seek bankruptcy protection. Based on its recurring losses from operations, expectation of continuing operating losses for the foreseeable future, negative working capital, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash and Other Capital Resources

Cash and cash equivalents including restricted cash totaled $53.0 million as of April 30, 2019 compared to $80.2 million as of October 31, 2018.

•	Unrestricted cash and cash equivalents was $14.9 million as of April 30, 2019 compared to $39.3 million as of October 31, 2018.
•

Restricted cash and cash equivalents was $38.1 million as of April 30, 2019, of which $1.7 million was classified as current and $36.4 million was classified as non-current, compared to $40.9 million of total restricted cash and cash equivalents as of October 31, 2018, of which $5.8 million was classified as current and $35.1 million was classified as non-current.

In addition to the cash and cash equivalents described above, we have $90.0 million of availability under our project finance loan agreement with Generate Lending, LLC. (“Generate Lending”) and $11.9 million of availability under our Construction Loan Agreement with Fifth Third. These agreements are further described as follows:

On December 21, 2018, we, through our indirect wholly-owned subsidiary, FuelCell Energy Finance II, LLC (“FCEF II”), entered into a Construction Loan Agreement (the “Generate Agreement”) with Generate Lending pursuant to which Generate Lending agreed (the “Commitment”) to make available to FCEF II a credit facility in an aggregate principal amount of up to $100.0 million and, subject to further Generate Lending approval and available capital, up to $300.0 million upon our request (the “Generate Facility”) to fund the manufacture, construction, installation, commissioning and start-up of stationary fuel cell projects to be developed by us on behalf of FCEF II during the Availability Period (as defined below and in the Generate Agreement). Fuel cell projects must meet certain conditions to be determined to be “Approved Projects” under the Generate Facility. The Generate Facility will be comprised of multiple loans to individual Approved Projects (each, a “Working Capital Loan”). Each Working Capital Loan will be sized to the lesser of (i) 100% of the construction budget and (ii) the invested amount that allows Generate Lending to achieve a 10% unlevered, after-tax inefficient internal rate of return. Approved Projects will be funded on a cost incurred basis. We or FCEF II will contribute any additional equity required to construct an Approved Project on a pari-passu basis with the Working Capital Loans.  The Commitment to provide Working Capital Loans will remain in place for thirty-six months from the date of the Generate Agreement (the “Availability Period”). Working Capital Loans borrowed during the Availability Period for Approved Projects may be outstanding until the achievement of an Approved Project’s commercial operation date, to the extent that such date is after the Availability Period. Interest will accrue at 9.5% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month.

The initial draw amount under the Generate Facility, funded at closing, was $10.0 million. The initial draw reflects loan advances for the first Approved Project under the Generate Facility, the Bolthouse Farms 5 MW project in California. Additional drawdowns are expected to take place as we complete certain project milestones. We expect to use the Generate Facility to fund the construction of our utility-scale backlog, including the three projects totaling 39.8 MW with LIPA (as defined below) and the two projects awarded pursuant to the Connecticut DEEP RFP, totaling 22.2 MW.

On February 28, 2019, we, through our indirect wholly-owned subsidiary, Groton Station Fuel Cell, LLC (“Groton Borrower”), entered into a Construction Loan Agreement (the “Groton Agreement”) with Fifth Third pursuant to which Fifth Third agreed to make available to Groton Borrower a construction loan facility in an aggregate principal amount of up to $23.0 million (the “Groton Facility”) to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut (the “Groton Project”).  Groton Borrower made an initial draw under the Groton Facility on the date of closing of $9.7 million and made a draw of $1.4 million in April 2019.  The total outstanding balance as of April 30, 2019 was $11.1 million.  Amounts borrowed under the Groton Facility bear interest at a rate equal to the sum of the one-month LIBOR Rate plus 2.25%.  Regular monthly payments are interest-only. Amounts borrowed under the Groton Facility may be prepaid at any time without penalty. The maturity date of the Groton Facility will be the earlier of (a) October 31, 2019, (b) the commercial operation date of the Groton Project, or (c) one business day after receipt of proceeds of debt financing (i.e., take out financing) in an amount sufficient to repay the outstanding indebtedness under the Groton Facility.  Mandatory prepayments are required in the event of material damage or destruction to the Groton Project or a change of control of Groton Borrower.

In April 2016, we entered into a loan and security agreement with Hercules for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The loan and security agreement was subsequently amended on September 5, 2017, October 27, 2017, March 28, 2018, August 29, 2018, December 19, 2018, February 28, 2019,  March 29, 2019, May 8, 2019, and June 11, 2019 (as amended from time to time, the “Hercules Agreement”).  In March 2018, we refinanced and drew a term loan advance of $13.1 million. Principal payable under the loan began amortizing on April 1, 2019 and totals approximately $1.8 million per month. As of April 30, 2019 and June 11, 2019 (the date of the last amendment to the Hercules Agreement), the aggregate principal balance totaled approximately $23.8 million and $20.9 million, respectively. The term loan maturity date is April 1, 2020.

In June 2018, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which we, from time to time, may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through the Agents. Under the Sales Agreement, the Agent making the sales is entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. Since entering into the Sales Agreement, we have sold 5.7 million shares of our common stock at prevailing market prices under the Sales Agreement and received gross proceeds of $8.0 million and paid $0.9 million of fees and commissions.  We may use the Sales Agreement (which is subject to contractual requirements, trading windows and market conditions) from time to time to raise proceeds for general corporate purposes.

In addition to the debt facilities and Sales Agreement described above, we have an effective shelf registration statement on file with the SEC for issuance of equity and debt securities.

Generation/Operating Portfolio, Projects, Project Awards, and Backlog

Our future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios, cost reductions necessary to achieve profitable operations, debt and equity from the capital markets, and additional sources of outside financing.  To grow our generation portfolio, we will invest in developing and building turn-key fuel cell projects which we will own and classify as project assets on the balance sheet. This strategy requires liquidity, and we are expected to continue to have increasing liquidity requirements to the extent that project sizes and the number of projects increase. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital, availability under our construction financing facilities or other financing arrangements. Delays in construction progress or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our operating portfolio (11.2 MW as of April 30, 2019) contributes higher long-term cash flows to us than if these projects had been sold. These projects currently generate $7 - $8 million per year in annual revenue. We plan to continue to grow this portfolio while also selling certain projects to investors.  Subsequent to April 30, 2019, we purchased BFC, which increased our operating portfolio by 14.9 MW.  As of April 30, 2019, we had an additional 52.1 MW under development and construction, which projects are expected to generate operating cash flows in future periods. These totals do not include the 32.4 MW Long Island Power Authority (“LIPA”) project awards, which are not yet in backlog. Including the LIPA awards, the projects in process totaled 84.5 MW as of April 30, 2019.  We expect these projects, which include the LIPA awards, to generate an additional $70 - $80 million of annual recurring revenue once they become operational. Retaining long-term cash flow positive projects combined with our service fleet is expected to result in reduced reliance on new project sales to achieve cash flow positive operations. We have worked with financial institutions to secure long-term debt and sale-leasebacks for our project asset portfolio as well as Generate Lending and Fifth Third for construction period financing.  As of April 30, 2019, we have financed four projects through sale-leaseback transactions.  As of April 30, 2019, total financing obligations and debt outstanding related to project assets was $74.4 million. Future required payments under these obligations total $49.1 million as of April 30, 2019. The outstanding financing obligation under the sale-leaseback transactions includes an embedded gain, which will be recognized at the end of the lease term.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of April 30, 2019:

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

In May 2019, we closed on the acquisition of the 14.9 MW Bridgeport FuelCell Project in Bridgeport, CT from Dominion Generation, Inc. We own and operate the Bridgeport FuelCell Project as part of our generation portfolio. The Bridgeport FuelCell Project produces annual revenue in excess of $15 million per year and is expected to deliver EBITDA margins in excess of 50%. Total cash consideration paid was $35.4 million. We funded the acquisition with a combination of third party financing and $15 million of restricted cash on hand that was tied to the project and released at closing. Liberty Bank and Fifth Third jointly provided the senior project-level debt facility of $25 million, while the Connecticut Green Bank provided additional subordinated capital.

The following table summarizes projects in process as of April 30, 2019:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Estimated Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Triangle St	Danbury, CT	Eversource (CT Utility)	3.7	Q3 '19	Tariff
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q4 '19	20
Bolthouse Farms	Bakersfield, CA	Bolthouse Farms (Campbell's)	5.0	Q1 '20	20
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	Q2 '20	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.2	Q1 '22	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	Q3 '20	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q1 '21	20
LIPA 2	Long Island, NY	PSEG / LIPA, LI NY (Utility)	18.5	Q3 '21	20
LIPA 3	Long Island, NY	PSEG / LIPA, LI NY (Utility)	13.9	Q4 '22	20
CT RFP-1	Hartford, CT	Eversource (CT Utility)	7.4	Q2 '21	20
CT RFP-2	Derby, CT	United Illuminating (CT Utility)	14.8	Q4 '20	20
		Total MW in Process:	84.5

We had a contract backlog totaling approximately $1.3 billion as of April 30, 2019.  We also had project awards with respect to 32.4 MW of LIPA projects totaling an additional $636.3 million, resulting in total backlog and awards of approximately $2.0 billion as of April 30, 2019.

Backlog by revenue category is as follows:

•

Services and license backlog totaled $265.2 million as of April 30, 2019 compared to $189.9 million as of April 30, 2018.  Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements.

•

Generation backlog totaled $1.0 billion as of April 30, 2019 compared to $451.2 million as of April 30, 2018.  Generation backlog represents future contracted energy sales under contracted PPAs between us and the end-user of the power.

•	Product sales backlog totaled $1.0 thousand as of April 30, 2019 compared to $1.4 thousand as of April 30, 2018.
•	Advanced Technologies contract backlog totaled $32.9 million as of April 30, 2019 compared to $39.4 million as of April 30, 2018.

Backlog represents definitive agreements executed by us and our customers. Projects for which we have a PPA are included in generation backlog, which represents future revenue under long-term PPAs. Projects sold to customers (and not retained by us) are included in product sales and service backlog and the related generation backlog is removed upon the sale. Project awards referenced by us are notifications that we have been selected, typically through a competitive bidding process, to enter into definitive agreements. These awards have been publicly disclosed.  We are working to enter into definitive agreements with respect to these project awards and, upon execution of a definitive agreement with respect to a project award, that project award will become backlog. Project awards that were not included in backlog as of April 30, 2019 include the 32.4 MW LIPA project awards (which are expected to become generation backlog).  These awards in total represent approximately $636.3 million of future revenue potential over the life of the projects, assuming we retain ownership of the projects.  If we were to sell such projects, the backlog amount would be decreased (in an amount determined by the negotiated sales price at the time of sale) and would consist of product sales to be recognized over a one to two-year period and service revenue to be recognized over a twenty-year term.

Other Factors That May Impact Liquidity

Factors that may impact our liquidity in fiscal year 2019 and beyond include:

•

Exploring and need for refinancing and/or financing alternatives. As discussed above, on June 11, 2019, we entered into an amendment with Hercules through August 9, 2019. Management is exploring refinancing alternatives for our senior secured credit facility with Hercules. If we are not able to consummate such a refinancing transaction by August 9, 2019, and if Hercules is not willing to provide further accommodations, we could default on our obligations under our senior secured credit facility with Hercules, which would trigger additional defaults under other agreements.  We also have a loan agreement with NRG that has a maturity date of July 12, 2019.  Management plans to continue to pursue project financing for our generation backlog. If we are unable to obtain such project financing, we may have events of default under our project finance agreements.  If we are unable to obtain alternate external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

•

Timing of project awards and factory production rate. We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.  We manage production rate based on expected demand and projects schedules. Changes to production rate take time to implement. In fiscal 2018 and as of April 30, 2019, our production rate was at 25 MW.  In conjunction with the reorganization and reduction in force in April 2019, we reduced our production rate to 2.5 MW.  The Company will evaluate future increases in production rate if and when warranted by business conditions.

•

As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit, bonding or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•

Timing of Advanced Technology contract awards. The Company currently has a large engineering workforce pursuing both funded and unfunded research and development activity. The Company is pursuing new contracts to off-set spending and may make additional adjustments to its cost structure as necessary.

•

The amount of accounts receivable and unbilled receivables as of April 30, 2019 and October 31, 2018 was $37.3 million ($14.4 million of which is classified as “Other assets”) and $32.4 million ($9.4 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of April 30, 2019 and October 31, 2018 was $57.0 million and $53.6 million, respectively, which includes work in process inventory totaling $31.8 million and $29.1 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment.  To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•

The amount of total project assets as of April 30, 2019 and October 31, 2018 was $123.1 million and $99.6 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are either operating and producing revenue or under construction.  Project assets as of April 30, 2019 consisted of $26.1 million of completed, operating installations and $97.0 million of projects in development.  As of April 30, 2019, we had 11.2 MW of our operating project assets, which generated $7.2 million of revenue in fiscal 2018 and $3.1 million of revenue for the six months ended April 30, 2019.  Also, as of April 30, 2019, we had an additional 84.5 MW under development and construction, some of which is expected to generate operating cash flows in fiscal year 2019.  We also purchased the Bridgeport Fuel Cell Project on May 9, 2019, which increased our operating project assets by 14.9 MW.

•

Under the terms of certain contracts, we will provide performance security for future contractual obligations. As of April 30, 2019, we had pledged approximately $38.1 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.   Subsequent to April 30, 2019, the balance of the pledged balance will decrease by approximately $15.0 million as a result of the acquisition of the Bridgeport FuelCell Project.

•

For fiscal year 2019, we forecast capital expenditures in the range of $2.0 to $4.0 million compared to $10.0 million in fiscal year 2018.  Over the past two years, we completed the expansion of our 65,000 square foot manufacturing facility in Torrington, Connecticut by adding approximately 102,000 square feet for a total size of 167,000 square feet.  We expect that this additional space will be used to enhance and streamline logistics functions through consolidation of satellite warehouse locations and will provide the space needed to reconfigure the existing production process to improve manufacturing efficiencies and realize cost savings.  Investments in 2019 are expected to include finalizing the addition of module conditioning capacity to our Torrington facility.

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $53.0 million as of April 30, 2019 compared to $80.2 million as of October 31, 2018.  As of April 30, 2019, restricted cash and cash equivalents was $38.1 million, of which $1.7 million was classified as current and $36.4 million was classified as non-current, compared to $40.9 million total restricted cash and cash equivalents as of October 31, 2018, of which $5.8 million was classified as current and $35.1 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2019	2018
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(18,197)	$41,915
Net cash used in investing activities	(29,366)	(27,255)
Net cash provided by financing activities	20,439	2,992
Effects on cash from changes in foreign currency rates	(133)	87
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,257)	$17,739

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $18.2 million during the six months ended April 30, 2019, compared to $41.9 million of net cash provided by operating activities during the six months ended April 30, 2018.

Net cash used in operating activities for the six months ended April 30, 2019 was primarily the result of the net loss of $37.1 million and increases in inventory of $3.5 million, unbilled receivables of $3.5 million and accounts receivable of $2.2 million offset by increases in accounts payable of $9.0 million, deferred revenue of $4.7 million and accrued liabilities of $2.2 million and net non-cash adjustments of $11.6 million.

Net cash provided by operating activities for the six months ended April 30, 2018 was primarily the result of decreases in inventory of $31.0 million and accounts receivable of $25.8 million and increases in accounts payable of $3.3 million, unbilled receivables of $1.4 million and deferred revenue of $0.4 million and non-cash adjustments of $5.9 million.  Accounts receivable and inventory decreased primarily as a result of cash received and inventory delivered under the HYD contract.  The amounts were offset by the net loss of $17.4 million for the six months ended April 30, 2018 and a decrease in accrued liabilities of $4.2 million.

Investing Activities – Net cash used in investing activities was $29.4 million for the six months ended April 30, 2019, compared to net cash used in investing activities of $27.3 million during the six months ended April 30, 2018.

Net cash used in investing activities for the six months ended April 30, 2019 included a $27.3 million investment in project assets to expand our operating portfolio and $2.1 million for capital expenditures.

Net cash used in investing activities for the six months ended April 30, 2018 included a $21.7 million investment in project assets to expand our operating portfolio and $5.5 million for capital expenditures.

Financing Activities – Net cash provided by financing activities was $20.4 million during the six months ended April 30, 2019, compared to net cash provided by financing activities of $3.0 million during the six months ended April 30, 2018.

Net cash provided by financing activities during the six months ended April 30, 2019 resulted from the receipt of $28.3 million of debt proceeds which included $11.1 million from Fifth Third, $10.0 million from the Generate Lending Working Capital Loan, $5.8 million received from the NRG Loan Agreement and $1.5 million received from the Enhanced Capital Loan Agreement offset by the debt repayment of $4.8 million, the payment of preferred dividends and the return of capital of $1.8 million and the payment of deferred finance costs of $1.3 million.

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

Sources and Uses of Cash and Investments

In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs on a per unit basis.  We also continue to invest in new product and market development and, as a result, we are not consistently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts, generation assets and Advanced Technologies contracts as well as sales of equity and equity linked securities and issuances of corporate and project debt and monetization of technology through licenses.  We recently implemented a series of restructuring activities aimed at reducing operating costs and streamlining operations while targeting cash generation and long-term financial stability.

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2019 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$48,089	$44,404	$3,663	$22	$—
Series 1 Preferred obligation (2)	4,936	1,163	3,773	—	—
Term loans (principal and interest)	74,342	54,578	4,565	5,492	9,707
Capital and operating lease commitments (3)	5,589	986	989	797	2,817
Sale-leaseback financing obligation (4)	19,018	3,693	5,831	4,507	4,987
Option fee(5)	300	150	150	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$152,274	$104,974	$18,971	$10,818	$17,511

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
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

(6)

We pay $3.2 million in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150 percent of the then prevailing conversion price ($1,692 per share at April 30, 2019) for 20 trading days during any consecutive 30 trading day period.

In November 2016, our wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“GWP”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from GWP.  GWP assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster Bank”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest rate is 5.0% per annum and payments due on a quarterly basis commenced in January 2017.  The balance outstanding as of April 30, 2019 was $0.8 million.

In April 2016, we entered into the Hercules Agreement which provided for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The loan was a 30 month secured facility.  The term loan interest rate was 9.75 percent per annum as of October 31, 2017 and increased to 10.0 percent per annum as of January 31, 2018 as a result of the increase in the prime rate.  In addition to interest, which is paid on a monthly basis, principal payments commenced on November 1, 2017 in equal monthly installments.  The loan balance and all accrued and unpaid interest was due and payable by October 1, 2018.  Under the terms of the Hercules Agreement, there was an end of term charge of $1.7 million due on October 31, 2018, which was being accreted over the 30-month term using the effective interest rate method.  The Hercules Agreement contains representations and warranties, affirmative and negative covenants, and events of default that entitle Hercules to cause the indebtedness under the agreement to become immediately due and payable.

The Hercules Agreement was subsequently amended on September 5, 2017, October 27, 2017, March 28, 2018, August 29, 2018, December 19, 2018, February 28, 2019, March 29, 2019, May 8, 2019 and June 11, 2019.  The March 28, 2018 amendment allowed us to draw a term loan advance of $13.1 million and extended the maturity date to April 1, 2020.  Payments for the aggregate amount outstanding are interest-only for the initial 12-month period, followed by equal monthly installments of principal and interest until the term loan maturity date.  The term loan interest rate was 10.15% per annum and increased to 10.40% per annum in June 2018, 10.65% per annum in September 2018 and 10.90% per annum in December 2018 as a result of increases in the prime rate.  The term loan interest rate is the greater of either (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The initial end of term charge of $1.7 million was paid on October 1, 2018.  An additional end of term charge of $0.9 million will be due on April 1, 2020.  The additional end of term charge is being accreted over a 30-month term.

On August 29, 2018, in connection with the issuance of the Series D Preferred Stock, we and Hercules (and various affiliated entities) entered into the fourth amendment to the Hercules Agreement to (i) modify the definition of “Permitted Indebtedness” to include certain redemption and/or conversion rights as set forth in the Series D Certificate of Designation, (ii) permit us, so long as no event of default has occurred and is continuing, to repurchase or redeem stock in cash pursuant to the redemption and/or conversion rights set forth in the Series D Certificate of Designation; provided that, we must make any such repurchase, redemption or payment in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, (iii) permit us, so long as no event of default has occurred and is continuing, to pay cash dividends under the Series D Preferred Shares as required in the Series D Certificate of Designation; provided that, we must pay such dividends in common stock and not in cash or other consideration unless prohibited pursuant to the terms of the Series D Certificate of Designation or otherwise prohibited by applicable law, and (iv) add a new event of default, which occurs upon the delivery of a Triggering Event Redemption Notice (as defined under the Series D Certificate of Designation) under the Series D Certificate of Designation.

As collateral for obligations under the Hercules Agreement, we granted Hercules a security interest in FuelCell Energy, Inc.’s existing and thereafter-acquired assets except for intellectual property and certain other excluded assets. The collateral does not include assets held by FuelCell Energy Finance or any project subsidiary thereof. We may continue to collateralize and finance our project subsidiaries through other lenders and partners.

On December 19, 2018, to facilitate the Generate Facility described above, we and Hercules (and various affiliated entities) entered into the fifth amendment to the Hercules Agreement to (i) modify the definitions of “Permitted Investment”, “Permitted Liens”, “Project Companies”, “Project Company Indebtedness”, and “Qualified Subsidiary” to permit the creation of a new holding company, FuelCell Energy Finance II, LLC to hold the membership interests of project companies to be funded under the Generate Facility and (ii) modify the definition of “Project Roundtrip Transaction” to increase the investment amount under a Project Roundtrip Transaction to $40.0 million.

On February 28, 2019, we and Hercules (and various affiliated entities) entered into the sixth amendment to the Hercules Agreement (such amendment, the “February Amendment”), which was effective as of February 22, 2019.  Under the February Amendment, we were required, at all times following February 22, 2019 through March 31, 2019, to maintain an unrestricted cash balance of at least (a) 50% of the outstanding loan balance, plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.  Further, under the February Amendment, at all times after March 31, 2019, we were required to maintain an unrestricted cash balance of at least (a) 75% of the outstanding loan balance, plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.  In addition, in the event of prepayment, the February Amendment requires the payment of a prepayment charge equal to the following percentage of the advance amount being prepaid: (a) if such advance amounts are prepaid in any of the first twelve months following February 22, 2019, 2.00%, and (b) thereafter, 1.00%.

On March 29, 2019, we and Hercules (and various affiliated entities) entered into the seventh amendment to the Hercules Agreement (such amendment, the “March 2019 Amendment”). Under the March 2019 Amendment, we were required, at all times following February 22, 2019 through April 30, 2019, to maintain an unrestricted cash balance of at least (a) 50% of the outstanding loan balance, plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules. Further, under the March 2019 Amendment, at all times after April 30, 2019, we were required to maintain an unrestricted cash balance of at least (y) 75% of the outstanding loan balance, plus (z) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.

On May 8, 2019, we and Hercules (and various affiliated entities) entered into the eighth amendment to the Hercules Agreement pursuant to which we were required, at all times commencing on May 1, 2019 through 2:00 pm Eastern Time on June 7, 2019, to maintain an unrestricted cash balance of at least 40% of the outstanding loan balance, in accounts subject to an account control agreement in favor of Hercules and after 2:00 pm Eastern Time on June 7, 2019, we were required to maintain, at all times, an unrestricted cash balance of at least (a) 75% of the outstanding loan balance plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.

On June 11, 2019 (which is referred to herein as the Ninth Amendment Effective Date), we and each of our qualified subsidiaries, as borrower, certain banks and other financial institutions, as lender, and Hercules, as administrative agent for itself and lender, entered into the ninth amendment to the Hercules Agreement (which is referred to herein as the Ninth Hercules Amendment).  Under the Ninth Hercules Amendment, borrower has agreed, among other things, to: (a) no later than June 11, 2019, pay lender $1.4 million to be applied towards the outstanding balance of the loan; (b) no later than June 26, 2019, direct EMRE to pay lender $6.0 million of the $10.0 million payable under the EMRE License Agreement to be applied towards the outstanding balance of the loan; and (c) on each of July 1, 2019 and August 1, 2019, pay lender interest-only payments on the outstanding principal balance of the loan.  Borrower has further agreed that interest at the default rate will accrue from June 3, 2019; provided, however, that, in the event that all of the secured obligations are paid in full on or prior to the last day of the Amendment Period (as defined below), lender will fully and unconditionally waive its right to payment of accrued and unpaid default interest.  In such circumstances, lender will also fully and unconditionally waive payment of the prepayment charge.  In the Ninth Hercules Amendment, the term “Amendment Period” is defined as the period from and after the Ninth Amendment Effective Date through the earlier of (i) August 9, 2019 and (ii) the occurrence of any event of default under the Ninth Hercules Amendment.

In addition, Hercules has waived borrower’s compliance with certain financial reporting covenants and the minimum unrestricted cash balance covenant set forth in the Hercules Agreement, in each case from the Ninth Amendment Effective Date through the end of the Amendment Period.  Hercules and lender further agreed that borrower is permitted to use and maintain one or more deposit accounts that are not subject to any account control agreements for the purpose of borrower’s receipt and use of $4.0 million of the $10.0 million to be received from EMRE under the EMRE License Agreement.

Any failure by borrower to timely perform any of the obligations under the Ninth Hercules Amendment will constitute an event of default under the Hercules Agreement.  Upon any failure by borrower to timely perform any of the obligations under the Ninth Hercules Amendment, Hercules will be permitted to issue a notice of default with respect to such an event of default and any other defaults that may exist, whether arising prior to the Ninth Amendment Effective Date or otherwise.

As of June 11, 2019, prior to the application of the payments made and to be made to Hercules as described above, the outstanding principal balance under the Hercules Agreement was approximately $20.9 million.

In November 2015, we closed on a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million which was used for the first phase of the expansion of our Torrington, Connecticut manufacturing facility. In conjunction with this financing, we entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on our Danbury, Connecticut location. Under the Assistance Agreement, we were eligible for forgiveness of up to 50 percent of the loan principal if we created 165 full-time positions and retained 538 full-time positions for two consecutive years (the “Employment Obligation”) as measured on October 28, 2017 (the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

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

On July 30, 2014, our subsidiary, FuelCell Finance, entered into a Loan Agreement with NRG (the “NRG Loan Agreement”).  Pursuant to the NRG Loan Agreement, NRG extended a $40.0 million loan facility to FuelCell Finance for the purpose of accelerating project development by us and our subsidiaries.  Under the NRG Loan Agreement, FuelCell Finance and its subsidiaries were permitted to draw on the loan facility to finance the construction of projects through the commercial operating date of the power plants.  Additionally, FuelCell Finance had the option to continue the financing term for each project after the commercial operating date for a maximum term of five years per project.  The interest rate is 8.5 percent per annum for construction-period financing and 8.0 percent thereafter.  On

June 13, 2019, FuelCell Finance and NRG entered into a fourth amendment to the NRG Loan Agreement, which amends the definition of “Maturity Date” under the NRG Loan Agreement.  Pursuant to the fourth amendment, the Maturity Date of each note is now the date that is the earlier of (a) July 12, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the borrower under such note, and (c) closing of a refinancing of indebtedness. There are currently no other drawdowns or outstanding balances under this loan facility.

In March 2013, we closed on a long-term loan agreement with the Connecticut Green Bank, totaling $5.9 million in support of the Bridgeport Fuel Cell Project.  The loan agreement carries an interest rate of 5.0 percent per annum and principal repayments will commence on the eighth anniversary of the project’s provisional acceptance date which is December 20, 2021.  Outstanding amounts are secured by future cash flows from the Bridgeport fuel cell park contracts. The outstanding balance on the Connecticut Green Bank Note as of April 30, 2019 was $6.1 million.  Subsequent to April 30, 2019, this loan was partially repaid with a new loan from Connecticut Green Bank in connection with the Company’s acquisition of all of the membership interest in Dominion Fuel Cell, LLC (which is now known as Bridgeport Fuel Cell, LLC).  The remaining balance of the new loan is $1.8 million as of June 14, 2019.

On January 9, 2019, we, through our indirect wholly-owned subsidiary TRS Fuel Cell, LLC, entered into a Loan and Security Agreement (the “Enhanced Capital Loan Agreement”) with Enhanced Capital Connecticut Fund V LLC in the amount of $1.5 million.  Interest will accrue at a rate of 6.0% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month.  The loan maturity date is three years from the date of the Enhanced Capital Loan Agreement upon which the outstanding principal and accrued interest will be payable.

On February 28, 2019, the Groton Borrower entered into the Groton Agreement with Fifth Third pursuant to which Fifth Third agreed to make available to Groton Borrower a construction loan facility in an aggregate principal amount of up to $23.0 million to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut.  Groton Borrower made an initial draw under this facility on the date of closing of $9.7 million and made an additional draw of $1.4 million in April 2019.

We have pledged approximately $38.1 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2019, outstanding letters of credit totaled $3.5 million. These expire on various dates through August 2025.  Under the terms of certain contracts, we will provide performance security for future contractual obligations.  The restricted cash balance as of April 30, 2019 includes $15.0 million which was placed in a Grantor’s Trust account to secure certain of our obligations under the 15-year service agreement for the Bridgeport Fuel Cell Project and is reflected as long-term restricted cash.  The balance of the financing for the acquisition of the Bridgeport Fuel Cell Project was from this restricted cash balance of $15 million and was released at closing.  The restricted cash balance as of April 30, 2019 also included $17.6 million primarily to support obligations of the power purchase and service agreements related to the PNC sale-leaseback transactions.

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

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants.  In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.  As of April 30, 2019, our operating portfolio was 11.2 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of April 30, 2019, Advanced Technologies contracts backlog totaled $32.9 million, of which $21.5 million is funded and $11.4 million is unfunded. Should funding be terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 17 “Commitments and Contingencies” to our consolidated financial statements for the six months ended April 30, 2019 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes and contingencies.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Effective November 1, 2018, we adopted Topic 606. See “Note 3 – Revenue Recognition” included in our Notes to Consolidated Financial Statements for changes to our critical accounting policies as a result of adopting Topic 606. Other than changes to our revenue recognition policy as a result of adopting Topic 606, there have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance, as well as recent accounting guidance that is not yet effective.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2019, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2019, approximately 1% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. The Company had sales and accounts receivable denominated in foreign currencies and had outstanding accounts receivable denominated in foreign currencies as of April 30, 2019.  We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Shares

The conversion feature and the variable dividend obligation of FCE FuelCell Energy Ltd.’s (“FCE Ltd.”) Class A Cumulative Redeemable Exchangeable Preferred Shares (“Series 1 Preferred Shares”) are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of April 30, 2019 and October 31, 2018 was $0.8 million. The fair value was based on valuation models using various assumptions, including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred Shares are denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that due to the  material weakness described below, the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Form 10-Q for the quarter ended April 30, 2019 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may be relied upon.

Material weakness in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not have resources to sufficiently address asset impairments on a timely basis as a result of the Company’s reorganization activities or the accounting considerations and disclosures related to the amended credit facilities. As a result, we have concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for disclosures in the consolidated financial statements related to asset impairments and credit facilities. This control deficiency partially led to the delayed filing of our Form 10-Q for the quarter ended April 30, 2019 to properly reflect adjustments and disclosures in our financial statements for the quarter ended April 30, 2019.

Plan for remediation of material weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. Management plans to undertake the following actions to address the material weakness:

-	Conduct a review of additional third party resources to supplement the Company’s accounting and financial reporting personnel; and
-	the addition of more experienced accounting staff (either full time or contracted)

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor our implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.

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

There is uncertainty surrounding our ability to refinance our current senior secured credit facility and uncertainty as to whether we will have sufficient liquidity to fund our business activities. Substantial doubt exists as to our ability to continue as a going concern. Our plans to address our liquidity position may not be successful, and we may be forced to limit our business activities or be unable to continue as a going concern, or may have to seek bankruptcy protection, which would have a material adverse effect on our results of operations and financial condition.

The consolidated financial statements included herein have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, and either maintaining compliance with the covenants and other requirements under the Hercules Agreement or refinancing, extending the maturity of or repaying the indebtedness outstanding under the Hercules Agreement no later than August 9, 2019 to avoid acceleration and default. The Company also has a loan agreement with NRG that has a maturity date of July 12, 2019. We plan to continue to pursue project financing for our generation backlog. If we are unable to obtain such project financing, we may have events of default under our project finance agreements. In addition, we need to obtain additional working capital to fund our obligations and operations either through a refinancing or other means. There can be no assurance that we will be able to effect a refinancing on acceptable terms or repay this outstanding indebtedness and obtain additional liquidity.  If we do not have sufficient liquidity to fund our business activities, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

On April 12, 2019, we announced a workforce reduction of 30%, or 135 employees. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated may seek employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities.

We have debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

Our total consolidated indebtedness was $113.0 million as of April 30, 2019. This includes approximately $74.4 million of debt at our project finance subsidiaries and $39.9 million of debt at the corporate level. The majority of our debt is long-term with $54.8 million due within twelve months as of April 30, 2019. Prior to April 30, 2019, we had approximately $40 million of borrowing capacity under a revolving construction and term project financing facility under which we drew down approximately $5.8 million in December 2018, which must be repaid by the earlier of commercial operation of our 2.8 MW Tulare BioMAT project in California, June 17, 2019 or the closing of a refinancing of indebtedness. Pursuant to the agreement entered into in conjunction with the December 2018 draw, no further draws on this facility are permitted and the facility expired on March 31, 2019. On December 21, 2018, we entered into a $100 million construction loan agreement with Generate Lending and made an initial draw of $10 million. On February 28, 2019, we entered into a Construction Loan Agreement with Fifth Third to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut.  We made an initial draw under the Groton Facility on the date of closing of $9.7 million and made a draw of $1.4 million in April 2019.  The total outstanding balance as of April 30, 2019 was $11.1 million. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring operations, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

It is also possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.  Our debt agreements contain representations and warranties, affirmative and negative covenants, and events of default that entitle the lenders to cause our indebtedness under such debt agreements to become immediately due and payable. As of April 30, 2019, the Hercules Agreement contained a financial covenant whereby we were required to maintain an unrestricted cash balance in accounts subject to an account control agreement in favor of Hercules of 50% of the outstanding loan balance plus the amount of accounts payable not paid within 90 days of the invoice date. As of April 30, 2019, the outstanding loan balance under the Hercules Agreement was $23.8 million, including accretion of an end-of-term payment. On May 8, 2019, the Hercules Agreement was further amended such that, at all times commencing on May 1, 2019 through 2:00 p.m. Eastern Time on June 7, 2019, we were required to maintain an unrestricted cash balance of at least 40% of the outstanding loan balance, in accounts subject to an account control agreement in favor of Hercules, and at all times after 2:00 pm Eastern Time on June 7, 2019, we were required to maintain an unrestricted cash balance of at least (a) 75% of the outstanding loan balance, plus (b) the amount of accounts payable (as defined under GAAP) not paid within 90 days of the invoice date, in accounts subject to an account control agreement in favor of Hercules.

On June 11, 2019 (the “Ninth Amendment Effective Date”), we and each of our qualified subsidiaries, as borrower, certain banks and other financial institutions, as lender, and Hercules, as administrative agent for itself and lender, entered into the ninth amendment to the Hercules Agreement (such amendment, the “Ninth Hercules Amendment”). Under the Ninth Hercules Amendment, borrower has agreed, among other things, to: (a) no later than June 11, 2019, pay lender $1.4 million to be applied towards the outstanding balance of the loan; (b) no later than June 26, 2019, direct EMRE to pay lender $6.0 million of the $10.0 million payable under the EMRE License Agreement to be applied towards the outstanding balance of the loan; and (c) on each of July 1, 2019 and August 1, 2019, pay lender interest-only payments on the outstanding principal balance of the loan.  Borrower further agreed that interest at the default rate will accrue from June 3, 2019; provided, however, that, in the event that all of the secured obligations are paid in full on or prior to the last day of the Amendment Period (as defined below), lender will fully and unconditionally waive its right to payment of accrued and unpaid default interest.  In such circumstances, lender will also fully and unconditionally waive payment of the prepayment charge.  In the Ninth Hercules Amendment, the term “Amendment Period” is defined as the period from and after the Ninth Amendment Effective Date through the earlier of (i) August 9, 2019 and (ii) the occurrence of any event of default under the Ninth Hercules Amendment.

In addition, in the Ninth Hercules Amendment, Hercules has waived borrower’s compliance with certain financial reporting covenants and the minimum unrestricted cash balance covenant set forth in the Hercules Agreement, in each case from the Ninth Amendment Effective Date through the end of the Amendment Period.  Hercules and lender further agreed that borrower is permitted to use and maintain one or more deposit accounts that are not subject to any account control agreements for the purpose of borrower’s receipt and use of $4.0 million of the $10.0 million to be received from EMRE under the EMRE License Agreement.

Any failure by borrower to timely perform any of the obligations under the Ninth Hercules Amendment will constitute an event of default under the Hercules Agreement.  Upon any failure by borrower to timely perform any of the obligations under the Ninth Hercules Amendment, Hercules will be permitted to issue a notice of default with respect to such an event of default and any other defaults that may exist, whether arising prior to the Ninth Amendment Effective Date or otherwise.

As of June 11, 2019, prior to the application of the payments made and to be made to Hercules as described above, the outstanding principal balance under the Hercules Agreement was approximately $20.9 million.

Management is exploring refinancing alternatives for our senior secured credit facility with Hercules. If we are not able to consummate such a refinancing transaction by August 9, 2019, and if Hercules is not willing to provide further accommodations, we could default on our obligations under our senior secured credit facility with Hercules, which would trigger additional defaults under other agreements.

We are required to maintain effective internal control over financial reporting. Our management has identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness or other control deficiencies are identified in the future, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not have resources to sufficiently address asset impairments on a timely basis as a result of our reorganization activities or the accounting considerations and disclosures related to the amended credit facilities. As a result, we have concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for disclosures in the consolidated financial statements related to asset impairments and credit facilities. This control deficiency partially led to the delayed filing of this Quarterly Report on Form 10-Q for the quarter ended April 30, 2019 to properly reflect adjustments and disclosures in our financial statements for the quarter ended April 30, 2019.

Management is engaged in the planning for, and implementation of, remediation efforts to address the material weakness. Management plans to undertake the following actions to address the material weakness: conduct a review of additional third party resources to supplement our accounting and financial reporting personnel and the addition of more experienced accounting staff (either full time or contracted).  The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor our implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.

We cannot be certain that these measures will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we would receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline.

To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

We continue to evaluate all of our options with respect to our relationship and agreements with POSCO Energy.  We cannot predict the outcome of any future discussions with POSCO Energy, the future status or scope of our relationship with POSCO Energy, whether our relationship with POSCO Energy will continue in the future, or whether we will become involved in additional mediations, arbitrations, litigation or other proceedings with POSCO Energy, what the costs of any such proceedings will be or the effect of such proceedings on the market. Any such proceedings could result in significant expense to us and adversely affect our business and financial condition and reputation in the market, whether or not such proceedings are resolved in our favor. If our relationship with POSCO Energy ends, or continues on terms that are less favorable to us, or remains unresolved, our efforts to access the South Korean and Asian markets, which are complex markets, may not be successful or may be limited, hindered or delayed.

If our goodwill and other intangible assets, long-lived assets, inventory or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to operations in our financial statements should we determine that our goodwill, IPR&D, long-lived assets (i.e., property, plant and equipment), inventory, or project assets are impaired. Such a charge might have a significant impact on our reported financial position and results of operations.  We recorded a charge during the six months ended April 30, 2019 for a specific non-commercial construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of the Company’s liquidity position and continued low level of production rates.

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

The amount of total inventory as of April 30, 2019 and October 31, 2018 was $57.0 million and $53.6 million, respectively, which includes work in process inventory totaling $31.8 million and $29.1 million, respectively. We reduced our production rate and have been operating at a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory or new inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it into different products. These actions would result in a significant charge to earnings. Such a charge might have a significant impact on our financial position and results of operations.

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

We have licensed our carbonate fuel cell manufacturing intellectual property to POSCO Energy.  In addition, effective as of June 11, 2019, the Company entered into the EMRE License Agreement, pursuant to which the Company has agreed, subject to the terms of the EMRE License Agreement, to grant EMRE and its affiliates a non-exclusive, worldwide, fully paid, perpetual, irrevocable, non-transferrable license and right to use the Company’s patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop, and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith.  Such right and license is sublicensable to third parties performing work for or with EMRE or its affiliates, but shall not otherwise be sublicensable. We depend on POSCO Energy and EMRE to also protect our intellectual property rights as licensed.

As of April 30, 2019, we, excluding our subsidiaries, had 95 U.S. patents and 142 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, SOFC technology, PEM fuel cell technology and applications thereof. As of April 30, 2019, we also had 66 patent applications pending in the U.S. and 147 patent applications pending in other jurisdictions. Our U.S. patents will expire between 2019 and 2037, and the current average remaining life of our U.S. patents is approximately 8.9 years. Our subsidiary, Versa Power Systems, Ltd., as of April 30, 2019, had 33 U.S. patents and 90 international patents covering the SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 6.0 years. As of April 30, 2019, Versa Power Systems, Ltd. also had three pending U.S. patent applications and 10 patent applications pending in other jurisdictions. In addition, as of April 30, 2019, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to two U.S. patents and seven patents outside the U.S. for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

Our future success is substantially dependent on the services and performance of our executive officers and other key management, engineering, scientific, manufacturing and operating personnel. The loss of the services of key management, engineering, scientific, manufacturing and operating personnel, could materially adversely affect our business. Our ability to achieve our commercialization plans and to increase production at our manufacturing facility in the future will also depend on our ability to attract and retain additional qualified management, technical, manufacturing and operating personnel. Recruiting personnel for the fuel cell industry is competitive. We do not know whether we will be able to attract or retain additional qualified management, technical, manufacturing and operating personnel. Our inability to attract and retain additional qualified management, technical, manufacturing and operating personnel, or the departure of key employees, could materially and adversely affect our development, commercialization and manufacturing plans and, therefore, our business prospects, results of operations and financial condition. In addition, our inability to attract and retain sufficient management, technical, manufacturing and operating personnel to quickly increase production at our manufacturing facility when and if needed to meet increased demand may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities.

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

In addition, information technology security threats – from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data – are increasing in frequency and sophistication.  Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.  These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products.  We have experienced, and may continue to experience in the future, cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks and, in one instance, gaining control of the information technology system at one of our power plants.  However, to date, no cybersecurity attack has resulted in any material loss of data, interrupted our day-to-day operations or had a material impact on our financial condition, results of operations or liquidity.  While we actively manage information technology security risks within our control, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data.  In addition to the direct potential financial risk as we continue to build, own and operate generation assets, other potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

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

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. In addition, certain provisions of the “Series 1 Preferred Shares, our Series B Preferred Stock (such shares, the “Series B Preferred Shares”), and our Series D Preferred Stock (such shares, the “Series D Preferred Shares”) could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

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

The implementation of our business plan and strategy requires additional capital to fund operations as well as investment by us in project assets. If we are unable to raise additional capital in the amounts required, or at all, we will not be able to successfully implement our business plan and strategy. There can be no guarantee that we will be able to raise such additional capital at the times required or in the amounts required for the implementation of our business plan and strategy. In addition, the recent change to a more capital-intensive business model increases the risks of our being able to successfully implement our plans, if we do not raise additional capital in the amounts required. If we are unable to raise additional capital, our business, operations and prospects could be materially and adversely affected.

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

We are also required to issue common stock to the holder of the Series 1 Preferred Shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 Preferred Shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $3.12 (our common stock closing price on April 30, 2019), and an exchange rate of U.S. $1.00 to Cdn. $1.34 (exchange rate on April 30, 2019) at the time of conversion, we would be required to issue approximately 92,981 shares of our common stock.

The terms of the Series B Preferred Stock also provide rights to their holders that could negatively impact us. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50 per share per year, payable either in cash or in shares of our common stock. To the extent the dividend is paid in shares, additional issuances could be dilutive to our existing stockholders and the sale of those shares could have a negative impact on the price of our common stock. A share of our Series B Preferred Stock may be converted at any time, at the option of the holder, into 0.5910 shares of our common stock (which is equivalent to an initial conversion price of $1,692 per share), plus cash in lieu of fractional shares. Furthermore, the conversion rate applicable to the Series B Preferred Stock is subject to additional adjustment upon the occurrence of certain events.

We may not be able to make cash payments to redeem the Series D Preferred Shares.

We have the obligation to make bimonthly redemption payments on the Series D Preferred Shares commencing on December 1, 2018. These mandatory redemption payments may each be made, at our option, in cash or in shares of our common stock or in a combination of cash and shares of our common stock, except that our right to make payment in shares of common stock is dependent upon our satisfying certain equity conditions, unless such conditions are waived by the holders of the Series D Preferred Shares. Among other things, these equity conditions include our continued listing on The Nasdaq Global Market or another permitted exchange, our stock maintaining certain minimum average prices and trading volumes during the applicable measurement period, and the nonexistence of a “triggering event” or an event that with the passage of time or giving of notice would constitute a triggering event.

If we cannot satisfy the equity conditions, we will not be able to make our bimonthly mandatory redemption payments in stock (unless such conditions are waived by the holders of the Series D Preferred Shares), and we would be forced to make such bimonthly payments in cash. We may not have sufficient cash resources at the applicable time to make those cash payments, or to make such cash payments in full. In addition, certain such cash payments may not be permitted under the terms of our existing or future indebtedness or may cause us to fail to satisfy financial maintenance covenants.

Further, any failure to pay any amounts due to the holders of the Series D Preferred Shares, as well as certain other triggering events, including, without limitation, our failure to timely deliver shares, the suspension of trading of our common stock, our failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Series D Preferred Shares, breaches of certain agreements that permit the other party to such agreement to declare a default or accelerate amounts due, the existence of a circumstance or event that would result in a default under another agreement that would or is reasonably expected to have a material adverse effect, and breaches of certain covenants that are not timely cured, where a cure period is permitted, would permit the holders of the Series D Preferred Shares to require us to redeem such Series D Preferred Shares, in cash at a price equal to the greater of (i) 125% of the stated value of the Series D Preferred Shares being redeemed, as the case may be, plus accrued dividends, if any, and (ii) the market value of the number of shares issuable on conversion of the Series D Preferred Shares valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date we make the redemption payment. If, for any  reason, we are required to repurchase the Series D Preferred Shares in cash prior to maturity, no assurance can be given that we would have the cash or financial resources available to us to make such a payment (or that we would be permitted to make such a payment under the terms of our indebtedness), and such an acceleration could have a material adverse effect on our business, results of operations and financial condition.

The Series B Preferred Stock and Series D Preferred Shares rank senior to our common stock with respect to payments upon liquidation, dividends, and distributions.

The rights of the holders of the Series B Preferred Stock and Series D Preferred Shares rank senior to the obligations to our common stockholders. Upon our liquidation, the holders of Series B Preferred Stock are entitled to receive $1,000.00 per share plus all accumulated and unpaid dividends. Until the holders of Series B Preferred Stock receive their Liquidation Preference in full, no payment will be made on any junior shares, including our Series D Preferred Shares and shares of our common stock. Upon our liquidation, the holders of Series D Preferred Shares are entitled to receive an amount per Series D Preferred Share equal to the greater of (A) the stated value thereof on the date of such payment, plus accrued dividends, if any and (B) the amount per share such holder would receive if such holder converted such Series D Preferred Shares into common stock immediately prior to the date of such payment. Further, the holders of Series D Preferred Shares have the right to participate in any payment of dividends or other distributions made to the holders of common stock to the same extent as if they had converted such preferred shares. The existence of senior securities such as the Series B Preferred Stock and Series D Preferred Shares could have an adverse effect on the value of our common stock.

Holders of the Series D Preferred Shares have rights that may restrict our ability to operate our business.

Under the Series D Certificate of Designation, we are subject to certain covenants that limit our ability to create new series of preferred stock, other than series junior to the Series D Preferred Shares with redemption occurring after the maturity date of the Series D Preferred Shares, and our ability to incur certain indebtedness. Such restrictions may have an adverse effect on our ability to operate our business while the Series D Preferred Shares are outstanding.

Our common stockholders may experience significant dilution upon the issuance of common stock upon conversion of or redemption payments under the Series D Preferred Shares.

The issuance of common stock as mandatory redemption payments or upon conversion of some or all of the Series D Preferred Shares will dilute the ownership interests of existing holders of shares of our common stock. As of April 30, 2019, the aggregate outstanding liquidation preference of the Series D Preferred Shares totaled $18.5 million. If this amount was converted into our common stock at its initial conversion price, we would have issued 1,114,890 shares of common stock upon conversion (without giving effect to any limitation on conversions). This excludes the effect of any common stock we may issue in lieu of paying bimonthly redemption amounts in cash, which may be made at a price lower than the initial conversion price. The initial conversion price of the Series D Preferred Shares is adjustable based on certain events, including in the event of a triggering event (as defined in the Series D Certificate of Designation), in the event we effect a stock split, combination or similar transaction, to reflect the proportionate (adjusted) trading prices of our common stock before and after the effective date, in the event we issue shares pursuant to our Sales Agreement with B. Riley FBR, Inc. and Oppenheimer & Co., Inc. dated June 13, 2018, and in the event we issue any securities that are deemed variable price securities (as defined in the Series D Certificate of Designation).  In connection with the reverse stock split of the Company’s common stock, which was effective at 5:00 p.m. Eastern Time on May 8, 2019, the conversion price was adjusted to $16.56.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2019 – February 28, 2019	1,664	$5.96	—	—
March 1, 2019 – March 31, 2019	285	$4.03	—	—
April 1, 2019 – April 30, 2019	92,963	$3.51	—	—
Total	94,912	$3.56	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION
(a)

On June 13, 2019, FuelCell Finance and NRG entered into a fourth amendment to the NRG Loan Agreement, which amends the definition of “Maturity Date” under the NRG Loan Agreement.  Pursuant to the fourth amendment, the Maturity Date of each note is now the date that is the earlier of (a) July 12, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the borrower under such note, and (c) closing of a refinancing of indebtedness.

(b)	None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1

Certificate of Amendment of the Certificate of Incorporation of FuelCell Energy, Inc., dated May 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019).

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

3.9	Amended and Restated By-Laws of the Company, dated December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 2016).

3.10

Certificate of Amendment of the Certificate of Incorporation of the Company, dated April 18, 2016 (incorporated by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the period ending April 30, 2016).

3.11

Certificate of Amendment of the Certificate of Incorporation of the Registrant, dated April 7, 2017 (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the period ending April 30, 2017).

3.12

Certificate of Amendment of the Certificate of Incorporation of the Company, dated December 14, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 14, 2017).

10.1	*Employment Agreement, dated and effective as of February 8, 2011, between the Company and Arthur Bottone, President and Chief Executive Officer.

10.2	Engagement Letter, dated and effective as of June 2, 2019 between the Company and Huron Consulting Services LLC.

10.3	Fourth Amendment to Loan Agreement, dated as of June 13, 2019, by and among FuelCell Energy Finance, LLC, Central CA Fuel Cell 2, LLC, and NRG Energy, Inc.

10.4

Seventh Amendment to Loan and Security Agreement, dated March 29, 2019, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019).

10.5

Third Amendment to Loan Agreement, dated as of March 29, 2019, by and among FuelCell Energy Finance, LLC, Central CA Fuel Cell 2, LLC, and NRG Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2019).

10.6

Second Amendment to Membership Interest Purchase Agreement dated as of May 9, 2019 between Dominion Generation, Inc. and FuelCell Energy Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.7

Credit Agreement, dated as of May 9, 2019 among Dominion Bridgeport Fuel Cell, LLC, as Borrower, Liberty Bank, as Administrative Agent and Co-Lead Arranger and Fifth Third Bank, as Co-Lead Arranger, the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.8

$12,500,000 Promissory Note from Dominion Bridgeport Fuel Cell, LLC for the benefit of Liberty Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.9

$12,500,000 Promissory Note from Dominion Bridgeport Fuel Cell, LLC for the benefit of Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.10

Security Agreement dated as of May 9, 2019 by Dominion Bridgeport Fuel Cell, LLC in favor of Liberty Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.11

Pledge and Security Agreement dated as of May 9, 2019 by FuelCell Energy Finance, LLC for the benefit of Liberty Bank, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.12

Credit Agreement, dated as of May 9, 2019 among Dominion Bridgeport Fuel Cell, LLC, as Borrower, and Connecticut Green Bank, as Administrative Agent and Collateral Agent, the Lenders (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.13

$6,026,165.34 Promissory Note from Dominion Bridgeport Fuel Cell, LLC for the benefit of Connecticut Green Bank (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.14

Security Agreement dated as of May 9, 2019 by Dominion Bridgeport Fuel Cell, LLC in favor of the Connecticut Green Bank, as Administrative Agent. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.15

Pledge and Security Agreement dated as of May 9, 2019 by FuelCell Energy Finance, LLC for the benefit of the Connecticut Green Bank, as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.16

Eighth Amendment to Loan and Security Agreement, dated May 8, 2019, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.17

International Swap Dealers Association, Inc. Master Agreement dated as of May 16, 2019 between Fifth Third Financial Risk Solutions and Bridgeport Fuel Cell, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.18

Schedule to the 1992 Master Agreement dated as of May 16, 2019 between Fifth Third Risk Solutions and Bridgeport Fuel Cell, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.19

License Agreement, effective as of June 11, 2019, between ExxonMobil Research and Engineering Company and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2019).

10.20

Ninth Amendment to Loan and Security Agreement, dated June 11, 2019, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2019).

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

*Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 17, 2019	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)