Form 10-Q
period 2019-07-31
FUELCELL ENERGY INC
filed 2019-09-09
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of September 6, 2019:  125,914,240

FUELCELL ENERGY, INC.

FORM 10-Q

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$16,018	$39,291
Restricted cash and cash equivalents - short-term	1,381	5,806
Accounts receivable, net	3,705	9,280
Unbilled receivables	8,186	13,759
Inventories	59,830	53,575
Other current assets	7,254	8,592
Total current assets	96,374	130,303
Restricted cash and cash equivalents - long-term	28,400	35,142
Inventories - long-term	2,179	—
Project assets	156,393	99,600
Property, plant and equipment, net	42,406	48,204
Goodwill	4,075	4,075
Intangible assets	21,588	9,592
Other assets	10,019	13,505
Total assets	$361,434	$340,421
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$43,416	$17,596
Accounts payable	30,250	22,594
Accrued liabilities	8,582	7,632
Deferred revenue	15,650	11,347
Preferred stock obligation of subsidiary	950	952
Total current liabilities	98,848	60,121
Long-term deferred revenue	22,190	16,793
Long-term preferred stock obligation of subsidiary	15,933	14,965
Long-term debt and other liabilities	79,696	71,619
Total liabilities	216,667	163,498
Redeemable Series B preferred stock (liquidation preference of $64,020 as of July 31, 2019 and October 31, 2018)	59,857	59,857
Redeemable Series C preferred stock (liquidation preference of $8,992 as of October 31, 2018)	—	7,480
Redeemable Series D preferred stock (liquidation preference of $25 and $30,680 as of July 31, 2019 and October 31, 2018, respectively)	27	27,392
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 225,000,000 shares authorized as of July 31, 2019 and October 31, 2018; 118,387,637 and 7,972,686 shares issued and outstanding as of July 31, 2019 and October 31, 2018, respectively	12	1
Additional paid-in capital	1,125,212	1,073,463
Accumulated deficit	(1,039,910)	(990,867)
Accumulated other comprehensive loss	(431)	(403)
Treasury stock, Common, at cost (42,496 and 13,042 shares as of July 31, 2019 and October 31, 2018, respectively)	(466)	(363)
Deferred compensation	466	363
Total stockholders’ equity	84,883	82,194
Total liabilities and stockholders' equity	$361,434	$340,421

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2019	2018
Revenues:
Product	$—	$1,328
Service and license	11,496	5,549
Generation	5,448	1,695
Advanced Technologies	5,768	3,538
Total revenues	22,712	12,110
Costs of revenues:
Product	4,547	4,099
Service and license	1,102	5,997
Generation	5,726	1,375
Advanced Technologies	3,372	2,695
Total costs of revenues	14,747	14,166
Gross profit (loss)	7,965	(2,056)
Operating expenses:
Administrative and selling expenses	7,058	6,100
Research and development expenses	1,977	6,318
Total costs and expenses	9,035	12,418
Loss from operations	(1,070)	(14,474)
Interest expense	(3,536)	(2,434)
Other (expense) income, net	(685)	1,042
Loss before provision for income taxes	(5,291)	(15,866)
Provision for income taxes	(20)	(15)
Net loss	(5,311)	(15,881)
Series B preferred stock dividends	(810)	(800)
Series C preferred stock deemed contributions (dividends)	884	(939)
Series D preferred stock deemed dividends	(3,091)	—
Net loss attributable to common stockholders	$(8,328)	$(17,620)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.18)	$(2.45)
Basic and diluted weighted average shares outstanding	45,069,911	7,191,457

	Three Months Ended July 31,
	2019	2018
Net loss	$(5,311)	$(15,881)
Other comprehensive income (loss):
Foreign currency translation adjustments	105	(128)
Total comprehensive loss	$(5,206)	$(16,009)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2019	2018
Revenues:
Product	$—	$43,058
Service and license	25,866	12,859
Generation	8,560	5,329
Advanced Technologies	15,285	10,307
Total revenues	49,711	71,553
Costs of revenues:
Product	14,362	44,183
Service and license	15,166	11,934
Generation	9,047	5,020
Advanced Technologies	9,016	8,466
Total costs of revenues	47,591	69,603
Gross profit	2,120	1,950
Operating expenses:
Administrative and selling expenses	23,622	19,327
Research and development expenses	12,435	15,385
Total costs and expenses	36,057	34,712
Loss from operations	(33,937)	(32,762)
Interest expense	(7,807)	(6,634)
Other (expense) income, net	(556)	3,138
Loss before (provision) benefit for income taxes	(42,300)	(36,258)
(Provision) benefit for income taxes	(89)	3,020
Net loss	(42,389)	(33,238)
Series A warrant exchange	(3,169)	—
Series B preferred stock dividends	(2,410)	(2,400)
Series C preferred stock deemed dividends and redemption value adjustment, net	(6,522)	(8,601)
Series D preferred stock deemed dividends and redemption accretion	(9,752)	—
Net loss attributable to common stockholders	$(64,242)	$(44,239)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(2.97)	$(6.70)
Basic and diluted weighted average shares outstanding	21,608,427	6,607,687

	Nine Months Ended July 31,
	2019	2018
Net loss	$(42,389)	$(33,238)
Other comprehensive loss:
Foreign currency translation adjustments	(28)	(41)
Total comprehensive loss	$(42,417)	$(33,279)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2018	7,972,686	$1	$1,073,463	$(990,867)	$(403)	$(363)	$363	$82,194
Share based compensation	—	—	987	—	—	—	—	987
Fee adjustment for common stock issuance	—	—	90	—	—	—	—	90
Common stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	1,946	—	27	—	—	—	—	27
Series C convertible preferred stock conversions	127,829	—	1,974	—	—	—	—	1,974
Series C convertible preferred stock adjustment for beneficial conversion feature	—	—	6,586	—	—	—	—	6,586
Series C convertible stock redemption value adjustments	—	—	(8,550)	—	—	—	—	(8,550)
Series D convertible preferred stock conversions	932,144	—	4,334	—	—	—	—	4,334
Series D convertible preferred stock redemption accretion	—	—	(3,793)	—	—	—	—	(3,793)
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Impact of the adoption of Topic 606	—	—	—	(6,654)	—	—	—	(6,654)
Effect of foreign currency translation	—	—	—	—	7	—	—	7
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(17,548)	—	—	—	(17,548)
Balance, January 31, 2019	9,034,605	$1	$1,074,318	$(1,015,069)	$(396)	$(363)	$363	$58,854
Common stock issued, non-employee compensation	29,454	—	102	—	—	—	—	102
Share based compensation	—	—	955	—	—	—	—	955
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	52,784	—	(219)	—	—	—	—	(219)
Series A warrant exchange	500,000	—	—	—	—	—	—	—
Series C convertible preferred stock conversions	2,127,528	—	10,355	—	—	—	—	10,355
Series C convertible preferred stock modification	—	—	(6,047)	—	—	—	—	(6,047)
Series D convertible preferred stock conversions	1,994,413	—	6,305	—	—	—	—	6,305
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(140)	—	—	(140)
Adjustment for deferred compensation	(29,454)	—	—	—	—	(103)	103	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(19,530)	—	—	—	(19,530)
Balance, April 30, 2019	13,709,330	$1	$1,084,969	$(1,034,599)	$(536)	$(466)	$466	$49,835
Sale of common stock, net of fees	43,997,807	3	16,196	—	—	—	—	16,199
Share based compensation	—	—	383	—	—	—	—	383
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	437	—	(9)	—	—	—	—	(9)
Series C convertible preferred stock conversions	1,658,861	2	3,160	—	—	—	—	3,162
Series D convertible preferred stock conversions	59,021,202	6	20,513	—	—	—	—	20,519
Effect of foreign currency translation	—	—	—	—	105	—	—	105
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(5,311)	—	—	—	(5,311)
Balance, July 31, 2019	118,387,637	$12	$1,125,212	$(1,039,910)	$(431)	$(466)	$466	$84,883

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amount in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2017	5,791,068	$1	$1,045,203	$(943,533)	$(415)	$(280)	$280	$101,256
Exercise of warrants	172,200	—	2,647	—	—	—	—	2,647
Share based compensation	—	—	617	—	—	—	—	617
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(8,912)	—	(75)	—	—	—	—	(75)
Series C convertible preferred stock conversions	512,487	—	7,569	—	—	—	—	7,569
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	33	—	—	33
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(4,183)	—	—	—	(4,183)
Balance, January 31, 2018	6,466,843	$1	$1,055,161	$(947,716)	$(382)	$(280)	$280	$107,064
Exercise of warrants	44,109	—	621	—	—	—	—	621
Common stock issued, non-employee compensation	10,066	—	282	—	—	—	—	282
Share based compensation	—	—	761	—	—	—	—	761
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(1,282)	—	(546)	—	—	—	—	(546)
Series C convertible preferred stock conversions	559,844	—	8,029	—	—	—	—	8,029
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	54	—	—	54
Adjustment for deferred compensation	(4,683)	—	—	—	—	(167)	167	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(13,174)	—	—	—	(13,174)
Balance, April 30, 2018	7,074,897	$1	$1,063,508	$(960,890)	$(328)	$(447)	$447	$102,291
Sale of common stock, net of fees	435,329	—	6,745	—	—	—	—	6,745
Share based compensation	—	—	931	—	—	—	—	931
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	(1,403)	—	(35)	—	—	—	—	(35)
Series C convertible preferred stock conversions	181,191	—	2,385	—	—	—	—	2,385
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(128)	—	—	(128)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(15,881)	—	—	—	(15,881)
Balance, July 31, 2018	7,690,014	$1	$1,072,734	$(976,771)	$(456)	$(447)	$447	$95,508

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(42,389)	$(33,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,325	2,309
Loss from change in fair value of embedded derivatives	54	53
Depreciation	8,319	6,525
Non-cash interest expense on preferred stock and debt obligations	4,664	4,418
Unrealized foreign exchange gains	(23)	(280)
Deferred income taxes	—	(3,035)
Impairment of property, plant and equipment	2,840	—
Project asset impairment	—	485
Unrealized loss on derivative contract	432	—
Other non-cash transactions, net	876	203
(Increase) decrease in operating assets:
Accounts receivable	4,309	17,683
Unbilled receivables	(5,603)	15,426
Inventories	(8,434)	22,138
Other assets	1,734	(2,511)
Increase (decrease) in operating liabilities:
Accounts payable	9,350	3,563
Accrued liabilities	(464)	(4,534)
Deferred revenue	3,703	141
Net cash (used in) provided by operating activities	(18,307)	29,346
Cash flows from investing activities:
Capital expenditures	(1,922)	(7,625)
Project asset expenditures	(21,877)	(28,411)
Asset acquisition	(35,474)	—
Net cash used in investing activities	(59,273)	(36,036)
Cash flows from financing activities:
Repayment of debt	(23,030)	(13,080)
Proceeds from debt	55,096	13,091
Payment of deferred financing costs	(2,505)	(352)
Payment of preferred dividends and return of capital	(1,840)	(3,134)
Common stock issued for stock plans and related expenses	23	—
Proceeds from sale of common stock and warrant exercises, net	15,424	10,013
Net cash provided by financing activities	43,168	6,538
Effects on cash from changes in foreign currency rates	(28)	(41)
Net decrease in cash, cash equivalents and restricted cash	(34,440)	(193)
Cash, cash equivalents and restricted cash-beginning of period	80,239	87,448
Cash, cash equivalents and restricted cash-end of period	$45,799	$87,255
Supplemental cash flow disclosures:
Cash interest paid	$2,688	$1,960
Noncash financing and investing activity:
Series C preferred share conversions	15,491	17,983
Series C preferred share modification	(6,047)	—
Series D preferred share conversions	31,158	—
Net noncash reclass of project assets to inventory	—	7,756
Accrued sale of common stock, cash received in a subsequent period	775	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	281	798
Accrued purchase of project assets, cash to be paid in subsequent period	2,719	2,026

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and nine months ended July 31, 2019 and 2018 have been included.  All intercompany accounts and transactions have been eliminated.

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

On May 8, 2019 at 5:00 p.m. Eastern time, the Company effected a 1-for-12 reverse stock split, reducing the number of the Company’s common shares outstanding on that date from 183,411,230 shares to 15,284,269 shares.  The number of authorized shares of common stock remains unchanged at 225,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares.  Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the conversion price of our Series C Preferred Stock and Series D Preferred Stock (each as defined elsewhere herein), the exchange price of our Series 1 Preferred Shares (as defined elsewhere herein), the exercise price of all then outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity compensation plans were all adjusted proportionately in connection with the reverse stock split.   All share and per share amounts and conversion prices presented herein have been adjusted retroactively to reflect these changes.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.  The Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective November 1, 2018 and applied the modified retrospective transition method.  As a result of the adoption of this ASU, Unbilled receivables has been reclassified as a separate line item from Accounts receivable, net on the Consolidated Balance Sheets and Unbilled receivables has been classified as a separate item from Accounts receivable, net in the Consolidated Statement of Cash Flows for the prior year period.

Going Concern and Liquidity Considerations

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has significant short-term debt and other obligations currently due or maturing in less than one year, which are in excess of the Company’s cash and current asset balance. Due to the Company’s constrained liquidity, the Company has been delaying certain payments to third parties, including trade creditors, to conserve cash. Management has been actively working with trade creditors, and entering into forbearance agreements and payment arrangements. However, the Company may not be able to enter into forbearance agreements or make suitable payment arrangements with its trade creditors, or the terms of any forbearance agreements or payment arrangements may not be favorable to the Company. If the Company is unable to negotiate such forbearance agreements or payment arrangements, trade creditors whose payments have been delayed may take action against the Company, including, but not limited to, filing litigation, arbitration or other proceedings against the Company.  Going forward, suppliers may require changes to payment terms and advance payments which may create an additional strain on liquidity.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The Company has entered into a series of amendments to its senior secured debt facility with its senior lender Hercules Capital, Inc. (“Hercules”) in order to, among other things, provide for a lower minimum cash covenant, obtain a waiver of the minimum cash covenant during certain amendment periods, and avoid events of default and acceleration of amounts due under the loan agreement. Most recently, Hercules provided an amendment through September 30, 2019, which would extend to October 22, 2019 if the outstanding loan balance is less than or equal to $5.0 million on or before September 30, 2019. As of September 4, 2019, the outstanding principal balance under the Hercules facility totaled approximately $5.6 million. In exchange for these amendments, the Company has paid down the principal balance under the Hercules facility and agreed to make additional principal payments equal to 30% of the net proceeds of stock sales under the Company’s at-the-market sales agreement, as further described in Note 17. “Debt and Financing Obligation” and Note 20. “Subsequent Events”.

As of July 31, 2019, the Company had an accumulated deficit from recurring net losses for the current and prior years. These factors as well as negative cash flows from operating and investing activities and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern.

Management is working to address the Company’s current liquidity position through the exploration of various alternatives, including, but not limited to, refinancing the Company’s senior secured credit facility with Hercules; retaining existing project financing facilities and securing additional project financing facilities (including construction and term debt facilities and tax equity financing); potential sales of the Company’s assets, its intellectual property, or all or part of its business; potential licensing of certain of the Company’s technology and intellectual property; implementing cost reduction measures such as the reduction in force implemented in April; increasing sales activity related to the Company’s products; negotiating and entering into advanced technology research and development contracts; and sales of common stock or other equity securities directly to investors or through the Company’s at-the-market sales plan. Notwithstanding the Company’s efforts, the Company may not be able to refinance the Hercules credit facility on acceptable terms, or at all, retain existing project financing facilities or secure additional project financing facilities on acceptable terms, or at all, consummate any sale of its assets or all or part of its business, any sale or license of any of its intellectual property, or any sale of equity securities, implement further cost reduction measures, increase its sales activity, or successfully negotiate and enter into advanced technology contracts. Although the maturity date of the Hercules credit facility is April 1, 2020, the waiver by Hercules of certain covenants (including the minimum unrestricted cash covenant) expires by September 30, 2019 (or October 22, 2019 if the Hercules loan balance is less than or equal to $5.0 million on or before September 30, 2019). Accordingly, if the Company is not able to refinance the Hercules credit facility, and if Hercules is not willing to provide further accommodations, the Company may not meet certain covenant requirements and as a result may default on its obligations under its senior secured credit facility with Hercules. The occurrence of an event of default under the Hercules credit facility also constitutes or may result in an event of default under, and causes or may cause the acceleration of, a number of material financial obligations of the Company, including the loan from the State of Connecticut, the loan from Connecticut Green Bank, and the project finance facilities with Generate Lending, LLC (“Generate Lending”), PNC Energy Capital, LLC (“PNC”), and Fifth Third Bank (“Fifth Third”).  The occurrence of an event of default under the Hercules credit facility also constitutes a triggering event under the Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of the Company.

At the project finance level, as further described in Note 17. “Debt and Financing Obligation” and Note 20. “Subsequent Events”, the Company has outstanding construction loans from NRG Energy, Inc. (“NRG”), Generate Lending and Fifth Third.  Under the most recent amendment to the loan agreement with NRG, the maturity date of each note payable to NRG is now the date that is the earliest of (a) September 30, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the co-borrower under such note, and (c) the repayment in full or the closing of a refinancing of the Company’s indebtedness with Hercules. NRG may also accelerate the maturity dates if it determines, in its sole discretion, that the Company is not making sufficient progress towards the completion of the construction of the 2.8 MW Tulare BioMAT project in California.  If the Company is unable to make sufficient progress toward the completion of such project or to obtain another amendment, extension or refinancing, the Company may default on the NRG loan.  The occurrence of an event of default under the NRG loan agreement may result in the principal and all accrued interest becoming immediately due and payable.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Under the most recent amendment to the loan agreement with Generate Lending, Generate Lending has a call right, which may be exercised during the period beginning on September 1, 2019 and ending on (and including) September 30, 2019 (which period may be further extended by mutual agreement of the parties), and which, if exercised, would require payment of all outstanding loans from Generate Lending (which are further described in Note 17. “Debt and Financing Obligations”) and all accrued and unpaid interest thereon on September 30, 2019. If Generate Lending calls the loan or determines to cease lending under its construction loan facility, the Company will be required to pursue alternative financing for the Company’s generation backlog. If the Company is unable to obtain such financing, it may result in delays in project execution and potential termination or events of default under certain power purchase agreements.

Finally, under the most recent amendment to the construction loan agreement with Fifth Third, the Company has agreed (among other things) that, no later than September 28, 2019, it will deliver to Fifth Third a binding loan agreement for permanent financing from another lender and one or more binding letters of intent from tax equity investors in an amount of at least $18.0 million, provided that such date will be automatically extended to October 21, 2019 in the event that the Hercules credit facility is repaid or extended beyond October 21, 2019, and further provided that both dates could be extended by an additional 60 days due to delays outside of the control of the Company or if Fifth Third is reasonably satisfied that the Company is negotiating diligently and in good faith with potential take-out lenders or tax equity investors.  If the Company is unable to obtain a binding loan agreement for permanent financing from another lender and one or more binding letters of intent from tax equity investors in an amount of at least $18.0 million, and if Fifth Third does not provide further accommodation, the Company may default on the Fifth Third loan. The occurrence of an event of default under the Fifth Third loan may result in the principal and all accrued interest becoming immediately due and payable.

Should these obligations to NRG, Generate Lending and Fifth Third mature as described above without further extension or amendment, the Company may not have the liquidity to repay such obligations.  The occurrence of an event of default under any of these project finance agreements also constitutes or may result in an event of default under, and causes or may cause the acceleration of amounts due under these agreements and a number of other material financial obligations of the Company, including the Hercules facility, the loan from the State of Connecticut, the financing agreements with PNC and the loan from the Connecticut Green Bank.

The terms of any financing and other measures to obtain funds that may be undertaken by the Company may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain and retain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development efforts and commercialization efforts and accelerate its exploration of potential sales of its intellectual property, other assets, and business, any of which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue its business plans, there is no assurance that the Company will be successful in obtaining and retaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain external financing and/or increase liquidity through sales of its assets, its intellectual property or all or part of its business or through licensing of its technology and intellectual property, it may not be able to sustain future operations.  As a result, the Company may be required to delay, reduce and/or cease its operations and/or seek bankruptcy protection. Based on its recurring losses from operations, expectation of continuing operating losses for the foreseeable future, negative working capital, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes, contingencies and valuing assets acquired and pre-existing contractual arrangements settled in the acquisition of Bridgeport Fuel Cell, LLC. Estimates and assumptions are reviewed periodically, and the

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Note 2.  Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The objective of this ASU is to remove inconsistent practices with regard to revenue recognition in and between GAAP and International Financial Reporting Standards.  ASU 2014-09 intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The adoption of this ASU by the Company on November 1, 2018 resulted in a cumulative effect adjustment that increased Accumulated deficit by $6.7 million.

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

Recent Accounting Guidance Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases” that amends the accounting and disclosure requirements for leases.  The new guidance requires that a lessee shall recognize a right-of-use (“ROU”) asset and a corresponding lease liability, initially measured at the present value of the lease payments, in its balance sheet.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations.  The new standard required a modified retrospective transition approach that the Company is required to adopt on November 1, 2019.  In July 2018, the FASB issued an amendment to the new leasing standard which provides an alternative transition method that allows companies to recognize a cumulative effect adjustment to the opening balance sheet upon adoption.  The Company intends to elect this alternative transition method and forgo the adjustments to comparative-period financial information.

The Company has both operating and capital leases (refer to Note 19. “Commitments and Contingencies”) as well as sale-leaseback transactions that are accounted for under the finance method.  The new standard provides entities with several practical expedient elections.  Among them, the Company intends to elect the package of practical expedients that permits the Company to not reassess prior conclusions related to its leasing arrangements, lease classifications and initial direct costs. In addition, the Company plans to elect the practical expedients to not separate lease and non-lease components, to use hindsight in determining the lease terms and impairment of ROU assets, and to not apply the new standard’s recognition requirements to short-term leases or use the portfolio approach to a group of leases with similar characteristics. Upon adoption of this ASU, the Company will record ROU assets and the present value of its lease liabilities which are currently not recognized on its consolidated balance sheet.  The Company is in the process of implementing changes to its business processes, systems and controls to support the new lease standard and its disclosure requirements.  The Company is still in the process of reviewing its contractual arrangements and the impact that adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Note 3.  Revenue Recognition

Under Accounting Standards Codification (“ASC”) Topic 606:  Revenue from Contracts with Customer (“Topic 606”), the amount of revenue recognized for any goods or services reflects the consideration that the Company expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, the Company has concluded distinct goods or services should be accounted for as a single performance obligation that is a series of distinct goods or services that have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer (the goods or services are distinct) and if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation. The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. Determining the transaction price requires judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Standalone selling price is determined by the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Performance obligations are satisfied either over time or at a point in time as discussed in further detail below. In addition, the Company’s contracts with customers generally do not include significant financing components or non-cash consideration.

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

Generation. Includes the sale of electricity under power purchase agreements (“PPAs”) and utility tariffs from project assets retained by the Company.  This also includes revenue received from the sale of other value streams from these assets including the sale of heat, steam, capacity and renewable energy credits.

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

The Company reviews its cost estimates on service agreements on a quarterly basis and records any changes in estimates on a cumulative catch-up basis.

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

License agreements

The Company entered into manufacturing and technology transfer agreements (the “license agreements”) with POSCO Energy Co., Ltd. (“POSCO Energy”) in 2007, 2009 and 2012.  Revenue from the license fees received from POSCO Energy were previously recognized over the term of the associated agreements.  In connection with the adoption of Topic 606, several performance obligations were identified including previously satisfied performance obligations for the transfer of licensed intellectual property, two performance obligations for specified upgrades of the previously licensed intellectual property, a performance obligation to deliver unspecified upgrades to the previously licensed intellectual property on a when and if available basis, and a performance obligation to provide technical support for previously delivered intellectual property.  The performance obligations related to the specified upgrades will be satisfied and related consideration recognized as revenue upon the delivery of the specified upgrades.  The performance obligations for unspecified upgrades and technical support are being recognized on a straight-line basis over the license term on the basis this represents the method that best depicts the progress towards completion of the related performance obligations.  All fixed consideration for the license agreements was previously collected.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Effective as of June 11, 2019, the Company entered into a License Agreement (the “EMRE License Agreement”) with ExxonMobil Research and Engineering Company (“EMRE”), pursuant to which the Company agreed, subject to the terms of the EMRE License Agreement, to grant EMRE and its affiliates a non-exclusive, worldwide, fully paid, perpetual, irrevocable, non-transferrable license and right to use the Company’s patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop, and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith.  Such right and license is sublicensable to third parties performing work for or with EMRE or its affiliates, but shall not otherwise be sublicensable. Upon the payment by EMRE to the Company of $10.0 million, which was received by the Company on June 14, 2019, EMRE and its affiliates were fully vested in the rights and licenses granted in the EMRE License Agreement, and any further obligations under the license agreement are considered by the Company to be minimal. As a result, the total amount received of $10.0 million was recorded as revenue for the three and nine months ended July 31, 2019.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The following tables summarize the impacts of Topic 606 on the Company’s consolidated financial statements.

	July 31, 2019
	As reported	Adjustments	Balances without adoption of Topic 606
ASSETS
Unbilled receivables	$8,186	$(110)	$8,076
Other assets	10,019	(901)	9,118

LIABILITIES
Accrued liabilities	$8,582	$(939)	$7,643
Deferred revenue	15,650	(1,518)	14,132
Long-term deferred revenue	22,190	(7,083)	15,107

EQUITY
Accumulated deficit	$(1,039,910)	$8,529	$(1,031,381)

	For the Three Months Ended July 31, 2019
	As reported	Adjustments	Balances without adoption of Topic 606
Total revenues	$22,712	$974	$23,686
Total cost of revenues	14,747	397	15,144
Gross profit	7,965	577	8,542
Administrative and selling expenses	7,058	—	7,058
Research and development expenses	1,977	—	1,977
Loss from operations	(1,070)	577	(493)
Interest expense	(3,536)	—	(3,536)
Other expense, net	(685)	—	(685)
Loss before provision for income taxes	(5,291)	577	(4,714)
Provision for income taxes	(20)	—	(20)
Net loss	$(5,311)	$577	$(4,734)

	For the Nine Months Ended July 31, 2019
	As reported	Adjustments	Balances without adoption of Topic 606
Total revenues	$49,711	$3,315	$53,026
Total cost of revenues	47,591	1,440	49,031
Gross profit	2,120	1,875	3,995
Administrative and selling expenses	23,622	—	23,622
Research and development expenses	12,435	—	12,435
Loss from operations	(33,937)	1,875	(32,062)
Interest expense	(7,807)	—	(7,807)
Other expense, net	(556)	—	(556)
Loss before provision for income taxes	(42,300)	1,875	(40,425)
Provision for income taxes	(89)	—	(89)
Net loss	$(42,389)	$1,875	$(40,514)

For the three and nine month periods ended July 31, 2019, the only adjustment to comprehensive loss when comparing the balances with Topic 606 and the balances without Topic 606 included the adjustment to net loss.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

For the nine month period ended July 31, 2019, the impact of adoption of Topic 606 on the Consolidated Statement of Cash Flows included an adjustment to net loss of $1.9 million and adjustments to changes in operating assets and liabilities consistent with the impact of adoption of Topic 606 on the July 31, 2019 Consolidated Balance Sheet as reflected above.

Contract Balances

Contract assets as of July 31, 2019 and October 31, 2018 were $12.3 million and $23.2 million, respectively.  The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included on a separate line item as Unbilled receivables and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying consolidated balance sheets.  The net change in contract assets represents amounts recorded as revenue offset by customer billings. A total of $6.6 million was transferred to accounts receivable from contract assets recognized at the beginning of the period.

Contract liabilities as of July 31, 2019 and October 31, 2018 were $37.8 million and $28.1 million, respectively.  The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time.   These amounts are included within Deferred revenue and Long-term deferred revenue on the accompanying consolidated balance sheets.  The net change in contract liabilities represents customer billings offset by revenue recorded.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied.  As of July 31, 2019, the Company’s total remaining performance obligations for service agreements, license agreements and Advanced Technologies contracts were $284.1 million.  License revenue recognized over time will be recognized over the remaining term of the license agreement.  License revenue recognized at a point in time will be recognized when the first specified upgrade that has been developed is delivered and when the second specified upgrade is developed and delivered.  Service revenue in periods where there are no module replacements is expected to be relatively consistent from period to period whereas module replacements will result in an increase in revenue.  Advanced Technologies revenue will be recognized as costs are incurred.

Note 4.  Acquisition

On October 31, 2018, FuelCell Energy Finance, LLC (“FuelCell Finance”) entered into a membership interest purchase agreement (the “Purchase Agreement”) with Dominion Generation, Inc., amended on January 15, 2019 and May 9, 2019, pursuant to which FuelCell Finance purchased (on May 9, 2019) all of the outstanding membership interests in Dominion Bridgeport Fuel Cell, LLC (which is now known as Bridgeport Fuel Cell, LLC) (“BFC”). BFC owns a 14.9 MW fuel cell park in Bridgeport, Connecticut (the “Bridgeport Fuel Cell Project”), which the Company originally developed and constructed and has been operating, for Dominion Generation, Inc. since December 2013 under a service agreement.

On May 9, 2019, FuelCell Finance closed on the purchase of BFC for a total purchase price of approximately $35.5 million, subject to a dollar-for-dollar post-closing adjustment to the extent that the closing working capital is greater or less than $1.0 million (the “BFC Purchase Price”).  The Company has estimated a working capital adjustment of $0.4 million, which has been included in the BFC Purchase Price. Certain balance sheet accounts as of the transaction date, May 9, 2019, relating to the Bridgeport Fuel Cell Project service agreement (accounts receivable of $2.7 million, unbilled receivables of $15.3 million and accrued performance guarantees of $1.3 million) were settled in connection with the acquisition and accordingly were included in the consideration for the acquisition.

The acquisition was funded by loans from Fifth Third, Liberty Bank and Connecticut Green Bank (refer to Note 17. “Debt and Financing Obligation” for more information).  The balance of the financing for the acquisition was funded by the $15 million of restricted cash on hand that was tied to the Bridgeport Fuel Cell Project and released at closing.

ASC Topic 805, “Business Combinations” states that a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants.  As the acquisition did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. The Company determined the estimated fair values using Level 3 inputs after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The acquisition of BFC also

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

included a PPA with Connecticut Light and Power, a land lease with the City of Bridgeport, and working capital.  The pre-existing service agreement was determined to be priced similar to current market rates and no gain or loss was recorded.  A total of $38.8 million of consideration was allocated to the fuel cell power plants installation which is recorded in Project Assets, a total of $12.3 million of consideration was allocated to the PPA which is recorded as an intangible asset, and the remaining consideration was allocated to the acquired working capital.  The project asset and PPA intangible asset will be depreciated and amortized over their respective useful lives.  Additionally, the land lease with the City of Bridgeport was not assigned any consideration due to its insignificant value.

As of July 31, 2019, the total value of the acquired project asset was $37.4 million. The major depreciable assets of the Bridgeport Fuel Cell Project are the fuel cell modules, which will be depreciated over their estimated remaining useful lives of approximately one to seven years, and balance of plant assets, which will be depreciated over its estimated remaining useful life of approximately fifteen years.  As of July 31, 2019, the total value of the intangible assets was $12.0 million and amortization expense recorded since the acquisition date of May 9, 2019 was $0.3 million.  The intangible assets will be amortized over their remaining useful life of approximately ten years.

Note 5.  Restructuring and Impairment

On April 12, 2019, the Company undertook a reorganization, which included a reduction in force of 135 employees, which represented 30% of the Company’s global workforce. The workforce was reduced at the North American production facility in Torrington, Connecticut, as well as at corporate offices in Danbury, Connecticut and at remote locations.  There was no restructuring expense recorded because no severance was provided in connection with the reduction in force.  The Company has also reduced its procurement of inventory and is implementing various cost control initiatives.

In connection with the reorganization, the Company also reviewed certain construction in process projects and identified a construction in process asset related to automation equipment for use in manufacturing which has been determined to be impaired due to uncertainty as to whether the asset will be completed as a result of the Company’s liquidity position and continued low level of production rates.  The Company recorded a charge of $2.8 million which is included in Product cost of revenues on the Consolidated Statements of Operations for the nine months ended July 31, 2019.

Note 6.  Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of July 31, 2019 and October 31, 2018 consisted of the following:

	July 31,	October 31,
	2019	2018
Commercial Customers:
Amount billed	$2,016	$7,415
Unbilled receivables (1)	6,217	10,632
	8,233	18,047
Advanced Technologies (including U.S. government(2)):
Amount billed	1,689	1,865
Unbilled receivables	1,969	3,127
	3,658	4,992
Accounts receivable, net and unbilled receivables	$11,891	$23,039

(1)

Additional long-term unbilled receivables of $4.2 million and $9.4 million are included within “Other Assets” as of July 31, 2019 and October 31, 2018, respectively.  The balance decreased because amounts previously recorded in connection with the Bridgeport Fuel Cell Project service agreement were settled in connection with the acquisition of the Bridgeport Fuel Cell Project.

(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of July 31, 2019 and October 31, 2018 were $1.0 million and $2.3 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Accounts receivable are presented net of an allowance for doubtful accounts of $0.2 million as of October 31, 2018. There was no allowance for doubtful accounts as of July 31, 2019.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 7.  Inventories

Inventories as of July 31, 2019 and October 31, 2018 consisted of the following:

	July 31,	October 31,
	2019	2018
Raw materials	$24,564	$24,467
Work-in-process (1)	35,266	29,108
Inventories	$59,830	$53,575

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction, power plant orders or for use under the Company’s service agreements.  Included in work-in-process as of July 31, 2019 and October 31, 2018 was $23.4 million and $19.0 million, respectively, of completed standard components.

Additional long-term inventory of $2.2 million as of July 31, 2019 includes a module that is contractually required to be segregated for use as a replacement at the Bridgeport Fuel Cell Project which is expected to be utilized beyond twelve months from July 31, 2019.  There was no long-term inventory as of October 31, 2018.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build balance of plant components, fuel cell stacks and modules, which are all subcomponents of a power plant.

The Company incurred excess plant capacity and manufacturing variances of $4.4 million and $3.0 million for the three months ended July 31, 2019 and 2018, respectively, and $11.0 million and $8.5 million for the nine months ended July 31, 2019 and 2018, respectively, which were included within product cost of revenues on the consolidated statements of operations.

Note 8.  Project Assets

Project assets as of July 31, 2019 and October 31, 2018 were $156.4 million and $99.6 million, respectively.  Project assets as of July 31, 2019 and October 31, 2018 included six and five, respectively, completed, commissioned installations generating power with respect to which the Company has a PPA with an aggregate carrying value of $62.3 million and $28.6 million as of July 31, 2019 and October 31, 2018, respectively.  Certain of these assets are the subject of sale-leaseback arrangements with PNC, which are accounted for under the financing method.  The increase in project assets between October 31, 2018 and July 31, 2019 is primarily a result of the acquisition of the Bridgeport Fuel Cell Project.   Project asset depreciation was approximately $2.4 million and $1.1 million for the three months ended July 31, 2019 and 2018, respectively, and was approximately $4.4 million and $3.1 million for the nine months ended July 31, 2019 and 2018, respectively.

The Project assets balance as of July 31, 2019 and October 31, 2018 also includes installations with an aggregate value of $94.1 million and $71.0 million, respectively, which are being developed and constructed by the Company under existing PPAs that have not been placed in service.

Project construction costs incurred for the project assets are reported as investing activities in the Consolidated Statements of Cash Flows.  The proceeds received from the sale and subsequent leaseback of project assets are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 17. “Debt and Financing Obligation” for more information).

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 9.  Goodwill and Intangible Assets

As of July 31, 2019 and October 31, 2018, the Company had goodwill of $4.1 million and intangible assets of $9.6 million that were recorded in connection with the acquisition in fiscal year 2012 of Versa Power Systems, Inc. The intangible asset represents indefinite lived in-process research and development for cumulative research and development efforts associated with the development of solid oxide fuel cells stationary power generation.

The Company completed its annual impairment analysis of goodwill and in-process research and development assets as of July 31, 2019.  A quantitative analysis was completed for fiscal year 2019 and the Company determined there was no impairment of goodwill or the indefinite lived intangible asset.

Note 10.  Other Current Assets

Other current assets as of July 31, 2019 and October 31, 2018 consisted of the following:

	July 31,	October 31,
	2019	2018
Advance payments to vendors (1)	$1,577	$2,696
Deferred finance costs (2)	22	97
Prepaid expenses and other (3)	5,655	5,799
Other current assets	$7,254	$8,592

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)

The July 31, 2019 balance represents deferred finance costs for securing the $100.0 million credit facility with Generate Lending, which are being amortized over a one-year period, and the October 31, 2018 balance represents direct deferred finance costs relating to securing the $40.0 million loan facility with NRG, which were being amortized over the five-year life of the facility.

(3)	Primarily relates to other prepaid expenses including insurance, rent and lease payments.

Note 11.  Other Assets

Other assets as of July 31, 2019 and October 31, 2018 consisted of the following:

	July 31,	October 31,
	2019	2018
Long-term stack residual value (1)	$987	$1,206
Long-term unbilled receivables (2)	4,159	9,385
Other (3)	4,873	2,914
Other assets	$10,019	$13,505

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
(3)

The Company entered into an agreement with one of its customers on June 29, 2016 that includes a fee for the purchase of the power plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement and the total paid as of July 31, 2019 and October 31, 2018 was $2.3 million and $2.0 million, respectively.  Also included within “Other” are long-term security deposits and as of July 31, 2019, prepaid withholding taxes on deferred revenue.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 12.  Accrued Liabilities

Accrued liabilities as of July 31, 2019 and October 31, 2018 consisted of the following:

	July 31,	October 31,
	2019	2018
Accrued payroll and employee benefits	$1,730	$2,550
Accrued product warranty cost (1)	38	147
Accrued service agreement costs (2)	2,559	2,029
Accrued legal, taxes, professional and other	4,255	2,906
Accrued liabilities	$8,582	$7,632

(1)

Activity in the accrued product warranty costs for the nine months ended July 31, 2019 represents reductions related to actual warranty spend of $0.1 million as contracts progress through the warranty period or are beyond the warranty period.

(2)

The loss accruals on service contracts were $0.9 million as of October 31, 2018 which increased to $1.7 million as of July 31, 2019.  The increase is a result of the adoption of Topic 606. The accruals for performance guarantees decreased from $1.1 million as of October 31, 2018 to $0.8 million as of July 31, 2019 as a result of the acquisition of the Bridgeport Fuel Cell Project as amounts previously recorded in connection with the Bridgeport Fuel Cell Project service agreement were settled in connection with the acquisition of the Bridgeport Fuel Cell Project on May 9, 2019.

Note 13.  Stockholders’ Equity

At Market Issuance Sales Agreement

On June 13, 2018, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through the Agents.  Under the Sales Agreement, the Agent making the sales will be entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. During the three and nine months ended July 31, 2019, the Company sold approximately 44.0 million shares under the Sales Agreement at an average sale price of $0.38 per share and raised aggregate gross proceeds of approximately $16.7 million before deducting expenses and commissions.  Commissions of $0.5 million were paid to the Agent making the sales during the three and nine months ended July 31, 2019, resulting in net proceeds of approximately $16.2 million.  As the Company had sold an aggregate of approximately $24.7 million of shares of common stock under the Sales Agreement as of July 31, 2019, the Company could sell, as of July 31, 2019, up to approximately $25.3 million of shares of its common stock in the future under the Sales Agreement, subject to contractual requirements, trading windows and market conditions (refer to Note 20. “Subsequent Events” for information on common stock sales under the Sales Agreement subsequent to July 31, 2019).

Public Offerings and Outstanding Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 1,000,000 shares of its common stock, (ii) Series C warrants to purchase 1,000,000 shares of its common stock and (iii) Series D warrants to purchase 1,000,000 shares of its common stock.  The Series C warrants have an exercise price of $19.20 per share and a term of five years. The Series D warrants were all exercised prior to October 31, 2018. No Series C warrants were exercised during the nine months ended July 31, 2019.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On February 21, 2019, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the holder (the “Warrant Holder”) of the Series A Warrant. Pursuant to the Exchange Agreement, the Company agreed to issue to the Warrant Holder 500,000 shares of the Company’s common stock (subject to adjustment for stock dividends, stock splits, stock combinations, and other reclassifications) in exchange for the transfer of the Series A Warrant back to the Company, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Following the transfer of the Series A Warrant back to the Company, the Series A Warrant was cancelled and no further shares were issuable pursuant to the Series A Warrant. For the nine months ended July 31, 2019, the Company recorded a charge to common stockholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

The following table summarizes outstanding warrant activity during the nine months ended July 31, 2019:

	Series A Warrants	Series C Warrants
Balance as of October 31, 2018	640,000	964,114
Warrants exchanged	(640,000)	—
Warrants exercised	—	—
Warrants expired	—	—
Balance as of July 31, 2019	—	964,114

Note 14.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which, as of July 31, 2019, shares were issued and designated as Series D Convertible Preferred Stock (referred to herein as “Series D Preferred Stock”) and 5% Series B Cumulative Convertible Perpetual Preferred Stock (referred to herein as “Series B Preferred Stock”).  The Series C Convertible Preferred Stock (referred to herein as “Series C Preferred Stock”) previously issued by the Company were fully converted prior to July 31, 2019.

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

In conjunction with the closing of the Offering, on August 29, 2018, the Company filed the Series D Certificate of Designation with the Secretary of State of the State of Delaware, designating 30,680 shares of the Company’s preferred stock as Series D Convertible Preferred Stock (such shares, the “Series D Preferred Shares”).

As of July 31, 2019 and October 31, 2018, there were 25 and 30,680 shares, respectively, of Series D Preferred Stock issued and outstanding with a carrying value of $27.0 thousand and $27.4 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

During the three and nine months ended July 31, 2019, holders of the Series D Preferred Stock converted 18,932 and 30,655 Series D Preferred Shares into 59,021,202 and 61,947,759 shares of common stock, respectively, through installment and optional conversions, triggering event conversions and acceleration of future installment amounts, resulting in a reduction of $20.5 million and $31.1 million, respectively, to the carrying value being recorded to equity.  Conversions in which the conversion price was below $16.56 (the conversion price of the Series D Preferred Stock as of July 31, 2019 and during the three and nine months ended July 31, 2019) resulted in a variable number of shares being issued to settle the conversion amounts and are treated as a partial redemption of the Series D Preferred Shares.  Conversions during the three and nine months ended July 31, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $3.1 million and $6.0 million, respectively.  The deemed dividends represent the difference between the fair value of the shares of common stock issued to settle the conversion amounts and the carrying value of the Series D Preferred Shares.

The Series D Preferred Stock redemption accretion of $3.8 million for the nine months ended July 31, 2019 reflects the accretion of the difference between the carrying value and the amount that would have been redeemed if stockholder approval had not been obtained for the issuance of common stock equal to 20.0% or more of the Company’s outstanding voting stock prior to the issuance of the Series D Preferred Stock.  Additionally, prior to receiving stockholder approval of the issuance of 20.0% or more of the Company’s outstanding voting stock immediately preceding the issuance of the Series D Preferred Stock, the holders were prohibited from converting Series D Preferred Shares into shares of common stock if such conversion would have caused the Company to issue pursuant to the terms of the Series D Preferred Stock a number of shares in excess of the maximum number of shares permitted to be issued thereunder without breaching the Company’s obligations under the rules or regulations of the Nasdaq Global Market.  The Company received stockholder approval of such issuance at the annual meeting of the Company’s stockholders on April 4, 2019.

Any failure to pay any amounts due to the holders of the Series D Preferred Shares, as well as certain other “triggering events,” including, without limitation, the Company’s failure to timely deliver shares, the suspension of trading of the Company’s common stock, the Company’s failure to keep reserved for issuance an adequate number of shares of common stock to cover conversion of the Series D Preferred Shares, breaches of certain agreements that permit the other party to such agreement to declare a default or accelerate amounts due, the existence of a circumstance or event that would result in a default under another agreement that would or is reasonably expected to have a material adverse effect, and breaches of certain covenants that are not timely cured, where a cure period is permitted, would permit the holders of the Series D Preferred Shares to require the Company to redeem such Series D Preferred Shares in cash at a price equal to the greater of (i) 125% of the stated value of the Series D Preferred Shares being redeemed plus accrued dividends, if any, and (ii) the market value of the number of shares issuable on conversion of the Series D Preferred Shares valued at the greatest closing sales price during the period from the date immediately before the triggering event through the date the Company makes the redemption payment.

Alternatively, in the event of such a triggering event, the holders of Series D Preferred Shares may elect to convert such shares (subject to the beneficial ownership limitations provided in the Series D Certificate of Designation) into shares of common stock at a conversion price equal to the lower of the Series D Conversion Price in effect on the trading day (as such term is defined in the Series D Certificate of Designation) immediately preceding the delivery of the conversion notice and 85% of the lowest dollar volume weighted average price (“VWAP”) of the common stock on any of the five consecutive trading days ending on the trading day immediately prior to delivery of the applicable conversion notice.

During the week of June 10, 2019, the holders of the Series D Preferred Stock asserted that certain triggering events had occurred under the Series D Certificate of Designation and indicated their intent to exercise their rights to convert certain of their shares at a reduced conversion price. While the Company did not agree with the basis for their assertions or their characterization of such events, there are provisions under the Series D Certificate of Designation which could be interpreted as giving them the right to demand such conversion at a reduced conversion price.  Accordingly, during the period beginning on June 11, 2019 and ending on July 3, 2019, the Company effected conversions at reduced conversion prices ranging from $0.14 to $0.61, resulting in the issuance of 52,702,282 shares of common stock.

Series C Preferred Stock

The Company issued an aggregate of 33,500 shares of its Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”), $0.01 par value and $1,000 stated value per share, during the fiscal year ended October 31, 2017.  As of July 31, 2019 and October 31, 2018, there were 0 and 8,992 shares, respectively, of Series C Preferred Stock issued and outstanding with a carrying value of $0 and $7.5 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On February 21, 2019, the Company entered into a waiver agreement (the “Waiver Agreement”) with the holder of the Series C Preferred Stock (such holder, the “Series C Holder”). Under the Waiver Agreement, the Series C Holder waived any equity conditions failures that may have occurred under the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock (the “Series C Certificate of Designations”). The Series C Holder further waived any triggering event occurring after the date of the Waiver Agreement, as well as its right to demand, require or otherwise receive cash payments under the Series C Certificate of Designations, which waiver would have terminated upon the occurrence of certain key triggering events (failure to provide freely tradable shares, suspension from trading on the Nasdaq Global Market or another eligible market, or failure to convert or deliver shares under certain circumstances), the occurrence of a fundamental transaction, a breach of the Waiver Agreement, or the occurrence of a bankruptcy triggering event.  In addition, the Company agreed in the Waiver Agreement, pursuant to Section 8(d) of the Series C Certificate of Designations, to adjust the conversion price of the Series C Preferred Stock in connection with future conversions, such that, when the Series C Holder converted its Series C Preferred Stock into common stock, it would receive approximately 25% more shares than it would have received upon conversion prior to the execution of the Waiver Agreement. Under the Waiver Agreement, the conversion price of the Series C Preferred Stock is stated to be the lowest of (i) $4.45, (ii) 85% of the lowest closing bid price of the Company’s common stock during the period beginning on and including the fifth trading day prior to the date on which the applicable conversion notice is delivered to the Company and ending on and including the date on which the applicable conversion notice is delivered to the Company, and (iii) 85% of the quotient of (A) the sum of the five lowest VWAPs of the Company’s common stock during the twenty consecutive trading day period ending and including the trading day immediately preceding the applicable conversion date divided by (B) five.  To determine the number of shares of common stock to be issued upon conversion, 125% of the value of the Series C Preferred Shares being converted is divided by the applicable conversion price.  The parties further agreed to waive the installment payment/conversion provisions in Section 9 of the Series C Certificate of Designations, which required installment conversions or payments to be made on the 1st and 16th of each month (as described in additional detail below). Under the Waiver Agreement, conversions of Series C Preferred Stock were permitted to occur and did occur after the original March 1, 2019 maturity date, and the Company further agreed to reserve specific numbers of shares for issuance to the Series C Holder and the holders of the Series D Preferred Stock until the Company effected a reverse stock split, which occurred on May 8, 2019, or increased its authorized shares of common stock.

The Waiver Agreement was treated for accounting purposes to be an extinguishment of the Series C Preferred Stock instrument as of February 21, 2019.  The Series C Preferred Stock remained classified in mezzanine equity, however, the carrying value was adjusted to reflect the estimated fair value of the post-modification Series C Preferred Shares which incorporated the new terms outlined in the Waiver Agreement.  The valuation utilized a Binomial Lattice Model (“Lattice Model”) which is a commonly used methodology to value path-dependent options or stock units in order to capture their potential early conversion. The Lattice Model produces an estimated fair value based on changes in the underlying stock price over successive periods of time.  The assumptions used in the model such as stock price, conversion price and conversion ratio were consistent with date of execution and terms in the Waiver Agreement.  Other assumptions included the volatility of the Company’s stock which was assumed to be 75% and a discount rate of 20% which was estimated based on various indices consistent with the Company’s profile, venture capital rates of return and the Company’s borrowing rate.  The Lattice Model resulted in an estimated fair value as of February 21, 2019 of $13.5 million whereby the Series C Preferred Stock carrying value was adjusted to this amount.  As discussed above, a beneficial conversion feature was recorded during the three months ended January 31, 2019 due to reductions in the conversion price.  Upon extinguishment during the three months ended April 30, 2019, the Company first allocated $6.6 million to the reacquisition of the embedded conversion option equal to the intrinsic value that was previously recognized during the three months ended January 31, 2019 for the embedded conversion option. Because the remaining estimated fair value of the instrument on February 21, 2019 was less than the carrying amount of the Series C Preferred Stock, the amount of the shortfall resulted in a decrease in loss available to common stockholders for purposes of computing loss per share of $0.5 million.

In order to resolve different interpretations of the provisions of the Series C Certificate of Designations that governed adjustments to the conversion price in connection with sales of common stock under the Company’s at-the-market stock sales plan below the initial conversion price $22.08 and whether such sales constituted sales of variable priced securities under the Series C Certificate of Designations, the Company’s Board of Directors (the “Board”) agreed to reduce the conversion price of the Series C Preferred Shares from $22.08 to $18.00 effective August 27, 2018 in exchange for a waiver of certain anti-dilution and price adjustment rights under the Series C Certificate of Designations for future at-the-market sales of common stock. The conversion price of the Series C Preferred Shares was adjusted again on December 3, 2018 to $6.96, on December 17, 2018 to $6.00 and on January 2, 2019 to $5.16.  During the period from February 1, 2019 to May 23, 2019, the conversion price was further adjusted to prices ranging from $4.45 to $1.27, the conversion price as of the last conversion, which occurred on May 23, 2019.  Conversions occurring during the three and nine months ended July 31, 2019 resulted in a variable number of shares being issued to settle the conversion amounts and were treated as a partial redemption of the Series C Preferred Shares. Conversions during the three and nine months ended July 31, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $0.9 million and $1.5 million,

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

respectively.  The deemed contributions represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Shares.  Additionally, as discussed in more detail below, the net loss attributable to common stockholders for the nine months ended July 31, 2019 was impacted by a $0.5 million decrease in the loss resulting from accounting for the Waiver Agreement in February 2019 which was recorded during the three months ended April 30, 2019. The net loss attributable to common stockholders for the nine months ended July 31, 2019 also includes the $8.6 million redemption value adjustment recorded during the three months ended January 31, 2019.

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

During the three and nine months ended July 31, 2019, holders of the Series C Preferred Stock converted 1,618 and 8,992 Series C Preferred Shares into 1,658,861 and 3,914,218 shares of common stock, respectively, resulting in a reduction in carrying value of $3.2 million and $15.5 million, respectively.  Upon the conversion of the last outstanding Series C Preferred Shares on May 23, 2019, there were no further Series C Preferred Shares outstanding.

Redeemable Series B Preferred Stock

As of July 31, 2019, the Company had 105,875 shares of 5% Series B Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $1,000.00 per share (referred to herein as “Series B Preferred Stock”) authorized for issuance. As of July 31, 2019 and October 31, 2018, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million.  Dividends of $1.6 million and $2.4 million were paid in cash during the nine month periods ended July 31, 2019 and 2018, respectively.  Dividends of $0 and $0.8 million were paid during the three month periods ended July 31, 2019 and 2018, respectively.

No dividends were declared or paid by the Company on the Series B Preferred Stock in connection with the May 15, 2019 dividend payment date.  Based on the dividend rate in effect on May 15, 2019, the aggregate amount of such dividend payment would have been $0.8 million. Because such dividends were not paid on May 15, under the terms of the Amended Certificate of Designation with respect to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock will be entitled to receive, when, as and if, declared by the Board, dividends at a dividend rate per annum equal to the normal dividend rate of 5% plus an amount equal to the number of dividend periods for which the Company failed to pay or set apart funds to pay dividends multiplied by 0.0625%, for each subsequent dividend period until the Company has paid or provided for the payment of all dividends on the shares of Series B Preferred Stock for all prior dividend periods.  As of July 31, 2019, a total of $0.81 million will be payable with respect to the May 15 dividend period, if and when declared by the Board.

Class A Cumulative Redeemable Exchangeable Preferred Shares

As of July 31, 2019, FCE FuelCell Energy, Ltd. had 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which are held by Enbridge, Inc. (“Enbridge”), which is a related party.  Dividends and return of capital payments are due quarterly based on calendar quarters.  The Company made payments of Cdn. $0.3 million and Cdn. $0.9 million during the three month period ended December 31, 2018 and the nine month period ended July 31, 2018, respectively, under the terms of the Company’s agreement with Enbridge.  However, the Company’s return of capital payments were not made for the calendar quarters ended on March 31, 2019 and June 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $1.4 million and Cdn. $0.7 million for the three months ended July 31, 2019 and 2018, respectively, and Cdn. $2.2 million and Cdn. $2.1 million for the nine months ended July 31, 2019 and 2018, respectively.  As of July 31, 2019 and October 31, 2018, the carrying value of the Series 1 Preferred Shares was Cdn. $22.2 million (U.S. $16.9 million) and Cdn. $20.9 million (U.S. $15.9 million), respectively, and is classified as a preferred stock obligation of subsidiary on the Consolidated Balance Sheets.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 15.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Numerator
Net loss	$(5,311)	$(15,881)	$(42,389)	$(33,238)
Series A warrant exchange	—	—	(3,169)	—
Series B preferred stock dividends	(810)	(800)	(2,410)	(2,400)
Series C preferred stock deemed contributions (dividends) and redemption value adjustment, net	884	(939)	(6,522)	(8,601)
Series D Preferred stock deemed dividends and redemption accretion	(3,091)	—	(9,752)	—
Net loss attributable to common stockholders	$(8,328)	$(17,620)	$(64,242)	$(44,239)
Denominator
Weighted average basic common shares	45,069,911	7,191,457	21,608,427	6,607,687
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	45,069,911	7,191,457	21,608,427	6,607,687
Basic loss per share	$(0.18)	$(2.45)	$(2.97)	$(6.70)
Diluted loss per share (1)	$(0.18)	$(2.45)	$(2.97)	$(6.70)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive.  As of July 31, 2019 and 2018, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2019	2018
May 2017 Offering - Series C Warrants	964,114	964,114
July 2016 Offering - Series A Warrants	—	640,000
Outstanding options to purchase common stock	24,927	26,961
Unvested Restricted Stock Awards	28,549	97,021
Unvested Restricted Stock Units	168,553	273,479
Series C Preferred Shares to satisfy conversion requirements (1)	—	529,033
Series D Preferred Shares to satisfy conversion requirements (2)	1,509	—
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Series 1 Preferred Shares to satisfy conversion requirements	1,264	1,264
Total potentially dilutive securities	1,226,753	2,569,709

(1)

The number of shares of common stock issuable upon conversion of the Series C Preferred Stock was calculated using the liquidation preference value outstanding on July 31, 2018 of $11.7 million divided by the reduced conversion price of $22.08.  All Series C Preferred Stock was converted prior to July 31, 2019.

(2)

The number of shares of common stock issuable upon conversion of the Series D Preferred Stock was calculated using the liquidation preference value outstanding on July 31, 2019 of $25.0 thousand divided by the conversion price of $16.56.  The actual number of shares issued could vary depending on the actual market price of the Company’s common shares on the date of such conversions.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 16.  Restricted Cash

As of July 31, 2019 and October 31, 2018, there was $29.8 million and $40.9 million, respectively, of restricted cash and cash equivalents pledged as collateral for letters of credit for certain banking requirements and contractual commitments. The restricted cash balance as of October 31, 2018 included $15.0 million, which was placed in a Grantor’s Trust account to secure certain obligations under a 15-year service agreement and has been classified as long-term.  In connection with the acquisition of the Bridgeport Fuel Cell Project, $15.0 million of restricted cash was released on May 9, 2019.  The restricted cash balance as of July 31, 2019 and October 31, 2018 also includes $17.8 million and $17.7 million, respectively, to support obligations related to the PNC sale-leaseback transactions.  As of July 31, 2019, an additional amount of $6.9 million was classified as restricted cash to support future obligations under the loan agreements with Fifth Third and Liberty Bank.  As of July 31, 2019 and October 31, 2018, outstanding letters of credit totaled $5.2 million and $3.8 million, respectively.  These expire on various dates through August 2028.

Note 17.  Debt and Financing Obligation

Debt as of July 31, 2019 and October 31, 2018 consisted of the following:

	July 31,	October 31,
	2019	2018
Connecticut Development Authority Note	$—	$284
Connecticut Green Bank Loans	7,719	6,052
Finance obligation for sale-leaseback transactions	45,247	46,062
State of Connecticut Loan	10,000	10,000
Hercules Loan and Security Agreement	7,426	25,343
New Britain Renewable Energy Term Loan	644	1,107
NRG Construction Loan Facility	5,750	—
Generate Lending Construction Loan	10,000	—
Enhanced Capital Term Loan and Security Agreement	1,500	—
Liberty Bank Term Loan Agreement	12,153	—
Fifth Third Bank Term Loan Agreement	12,153	—
Fifth Third Bank Construction Loan Agreement	11,072	—
Capitalized lease obligations	195	341
Deferred finance costs	(2,621)	(1,311)
Total debt and financing obligations	$121,238	$87,878
Current portion of long-term debt and financing obligations	(43,416)	(17,596)
Long-term debt and financing obligations	$77,822	$70,282

As of July 31, 2019, the Company had a long-term loan agreement with the Connecticut Green Bank, providing a total of $5.9 million in support of the Bridgeport Fuel Cell Project. During the three months ended July 31, 2019, this loan was partially repaid with a new project level loan from Connecticut Green Bank in connection with the Company’s acquisition of all of the membership interests in BFC.  The balance as of July 31, 2019 was $1.8 million.

On May 9, 2019, in connection with the closing of the purchase of BFC, BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”).  As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum.  Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period ending in May 2026. The Subordinated Credit Agreement contains customary representations, warranties and covenants.  The balance under the Subordinated Credit Agreement as of July 31, 2019 was $5.9 million.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Also on May 9, 2019, in connection with the purchase of BFC, FuelCell Finance (a subsidiary of the Company) entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third as co-lead arranger (the “BFC Credit Agreement”), whereby (i) Fifth Third provided financing to BFC in the amount of $12.5 million towards the BFC Purchase Price; and (ii) Liberty Bank provided financing to BFC in the amount of $12.5 million towards the BFC Purchase Price. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s ownership interest in BFC. Principal and interest are due monthly in amounts sufficient to fully amortize the loans over an 84 month period.  The maturity date of each loan under the BFC Credit Agreement is May 9, 2025. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on a total notional value which is equivalent to the outstanding principal.

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third in connection with the BFC Credit Agreement for the term of the loan.  The net interest rate across the BFC Credit Agreement and the swap transaction totals a fixed rate of 5.09%.  The interest rate swap will be marked-to-market on a quarterly basis.  The mark-to-market adjustment is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers.  The mark-to-market methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments during the term at the notional amount of the loan outstanding based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments during the term of the loan at the notional amount which is equivalent to the outstanding principal.  The mark-to-market adjustment for the three and nine months ended July 31, 2019 was $0.4 million.

The BFC Credit Agreement also requires BFC to maintain a debt service reserve at each of Liberty Bank and Fifth Third of $1.25 million, which debt service reserves were funded on May 10, 2019, to be held in deposit accounts at each respective bank, with funds to be disbursed with the consent of or at the request of the required lenders in their sole discretion. Each of Liberty Bank and Fifth Third also has an operation and module replacement reserve (“O&M Reserve”) of $250.0 thousand, both of which were funded at closing, to be held in deposit accounts at each respective bank, and thereafter BFC is required to deposit $100.0 thousand per month into each O&M Reserve for the first five years of the BFC Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third and to deposit 50% of the excess cash flows from the Bridgeport Fuel Cell Project into these accounts. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of service fees to the Company), debt service to Liberty Bank and Fifth Third, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility.  BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured annually based on fiscal quarters beginning with the quarter ended July 31, 2020. The BFC Credit Agreement contains other representations, warranties and covenants and includes a material adverse effect clause related to the operations, business, properties, liabilities or prospects of Bridgeport Fuel Cell, LLC.

Several of the Company’s project finance subsidiaries previously entered into sale-leaseback agreements with PNC for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company did not recognize as income any of the sale proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as financing obligations.  The outstanding financing obligation balance as of July 31, 2019 was $45.2 million and the decrease from $46.1 million on October 31, 2018 includes lease payments offset by the recognition of interest expense.  The outstanding financing obligation includes an embedded gain which will be recognized at the end of the lease term.

In November 2015, the Company entered into a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million, which was used for the first phase of the expansion of the Company’s Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Interest accrues at a fixed interest rate of 2.0 percent, repayable over 15 years. Principal payments were deferred for four years from disbursement and begin on December 1, 2019.  Under the Assistance Agreement, the Company was eligible for forgiveness of up to 50 percent of the loan principal if the Company created 165 full-time positions and retained 538 full-time positions for two consecutive years (the “Employment Obligation”) as measured on October 28, 2017 (the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan.  The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within ninety days of the Target Date.  If the Company does not meet the Employment Obligation, then a penalty shall be assessed at a rate of $18,587.36 times the number of employees below the Employment Obligation.  Such penalty, which accelerates the payment, is immediately payable and will be first applied against any outstanding fees or interest due and then against outstanding principal.

In April 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Hercules Agreement”) with Hercules for an aggregate principal amount of up to $25.0 million.  The loan was a 30 month secured facility.

The Hercules Agreement was subsequently amended on September 5, 2017, October 27, 2017, March 28, 2018, August 29, 2018, December 19, 2018, February 28, 2019, March 29, 2019, May 8, 2019, June 11, 2019 and July 24, 2019.  Principal payments under the Hercules Agreement began on April 1, 2019 and were expected to total approximately $1.8 million per month, however, the Company has been prepaying principal as a result of the recent amendments to the Hercules Agreement, resulting in a loan balance of $7.4 million as of July 31, 2019.  The term loan interest rate as of July 31, 2019 was 10.65%.  The term loan interest rate is the greater of (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The initial end of term charge of $1.7 million was paid on October 1, 2018.  An additional end of term charge of $0.9 million will be due on April 1, 2020 or upon repayment of the principal balance.  The additional end of term charge is being accreted over a 30-month term.

On June 11, 2019, the Company and each of its qualified subsidiaries, as “Borrower”, certain banks and other financial institutions, as “Lender”, and Hercules, as administrative agent for itself and Lender, entered into the ninth amendment to the Hercules Agreement (the “Ninth Hercules Amendment”). Under the Ninth Hercules Amendment, Borrower agreed, among other things, to: (a) no later than June 11, 2019, pay Lender $1.4 million to be applied towards the outstanding balance of the loan; (b) no later than June 26, 2019, direct EMRE to pay Lender $6.0 million of the $10.0 million payable under the EMRE License Agreement to be applied towards the outstanding balance of the loan; and (c) on each of July 1, 2019 and August 1, 2019, pay Lender interest-only payments on the outstanding principal balance of the loan.  In the Ninth Hercules Amendment, the term “Amendment Period” is defined as the period from and after June 11, 2019 through the earlier of (i) August 9, 2019 and (ii) the occurrence of any event of default under the Ninth Hercules Amendment.  The Hercules Agreement was further modified by the Tenth Hercules Amendment described below.

On July 24, 2019, the Company and each of its qualified subsidiaries, as Borrower, certain banks and other financial institutions, as Lender, and Hercules, as administrative agent for itself and Lender, entered into the tenth amendment to the Hercules Agreement (the “Tenth Hercules Amendment”). In the Tenth Hercules Amendment, the “Amendment Period” is defined as the period from and after July 24, 2019 through the earlier of (i) September 30, 2019 and (ii) the occurrence of any event of default under the Tenth Hercules Amendment; provided, however, that in the event that the outstanding balance of the secured obligations (including accrued interest, fees, costs, and charges) has been paid down to an amount that is less than or equal to $5.0 million on or before September 30, 2019, the Amendment Period shall be extended automatically through the earlier of (i) October 22, 2019 and (ii) the occurrence of any event of default under the Tenth Hercules Amendment.

Under the Tenth Hercules Amendment, Borrower has agreed, among other things, to: (a) no later than July 25, 2019, pay Lender $4.0 million to be applied towards the outstanding balance of the loan; (b) from and after July 24, 2019  through the end of the Amendment Period under the Tenth Hercules Amendment, pay Lender, on the third trading day of each week (each, an “ATM Payment Date”) following a week in which the Company issues shares of its common stock under the Sales Agreement or any similar or replacement agreement (each such week, an “ATM Issuance Period”), an amount equal to 30% of the net proceeds, after deducting commissions and any offering-related expenses, of such issuances (“Net ATM Proceeds”), if any, received in cash by Borrower from such issuances, if any, during the ATM Issuance Period completed immediately prior to such ATM Payment Date, which amount shall be applied towards the outstanding balance of the loan; and (c) pay to Lender an interest-only payment on the outstanding principal balance of the loan at the term loan interest rate, which payment shall be due and payable on September 1, 2019; provided, however, that in the event the Amendment Period under the Tenth Hercules Amendment is extended to October 22, 2019 (as described above), Borrower shall pay to Lender an interest and amortization payment on the outstanding principal balance of the secured obligations at the term loan interest rate, which payment shall be due and payable on October 1, 2019.  Borrower has further agreed that interest at the default rate (which

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

is an additional 5% per annum against outstanding obligations), which has been accruing from June 3, 2019, will continue to accrue and be due and payable, subject to the terms of the Tenth Hercules Amendment; provided, however, that in the event that all of the secured obligations are paid in full on or prior to the last day of the Amendment Period under the Tenth Hercules Amendment (as such may be extended as described above), Lender will fully and unconditionally waive its right to payment of accrued and unpaid default rate interest.  The accrued and unpaid default rate interest totaled $0.1 million as of July 31, 2019.

In addition, Hercules has waived Borrower’s compliance with certain financial reporting covenants and the minimum unrestricted cash balance covenant set forth in the Hercules Agreement, in each case from June 11, 2019 through the end of the Amendment Period under the Tenth Hercules Amendment.

The Hercules Agreement contains certain representations and warranties, affirmative and negative covenants, and events of default, including the occurrence of a circumstance that would reasonably be expected to have a material adverse effect, that entitle Hercules to cause the indebtedness under the agreement to become immediately due and payable.  The occurrence of an event of default under the Hercules Agreement also constitutes or may result in an event of default under, and causes or may cause the acceleration of, a number of material financial obligations of the Company, including the loan from the State of Connecticut, the loan from Connecticut Green Bank, and the project finance facilities with Generate Lending, PNC and Fifth Third. The occurrence of an event of default under the Hercules Agreement also constitutes a triggering event under the Series D Certificate of Designations.

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

On December 13, 2018, FuelCell Finance’s wholly owned subsidiary, Central CA Fuel Cell 2, LLC, drew a construction loan advance of $5.8 million under the NRG loan facility. This advance was used to support the completion of construction of the 2.8 MW Tulare BioMAT project in California. In conjunction with the December 13, 2018 draw, FuelCell Finance and NRG entered into an amendment to the NRG loan agreement to revise the definitions of the terms “Maturity Date” and “Project Draw Period” under the NRG loan agreement and to make other related revisions.  Pursuant to this amendment, FuelCell Finance and its subsidiaries could only request draws through December 31, 2018 and the Maturity Date of each note was the earlier of (a) March 31, 2019 and (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the borrower under such note. As of July 31, 2019, there have been no other drawdowns under the NRG loan facility.

Prior to July 31, 2019, the Maturity Date was subsequently extended through amendments to the NRG loan agreement on March 29, 2019 (the “Third Amendment”), June 13, 2019 and July 11, 2019 (the “Fifth Amendment”).  In connection with the Third Amendment, the Company agreed to make an additional payment of $750 thousand at the Maturity Date, which is recorded in interest expense on the Consolidated Statement of Operations.  In addition, the Fifth Amendment, which was in effect as of the end of the quarter, extended the Maturity Date of each note to the earlier of (a) August 9, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by Central CA Fuel Cell 2, LLC, and (c) closing of a refinancing of indebtedness; provided, however, in the event NRG determines, in its sole discretion, that the Company is not making sufficient progress toward the completion of the construction of the 2.8 MW Tulare BioMAT project in California, including but not limited to delivery of a mutually agreed plan of completion by no later than July 19, 2019, NRG may accelerate the Maturity Date on the date of such determination.  Refer to Note 20. “Subsequent Events” for information regarding an additional amendment to the terms of the NRG loan agreement, including a further extension of the Maturity Date.

On December 21, 2018, the Company, through its indirect wholly-owned subsidiary FuelCell Energy Finance II, LLC (“FCEF II”), entered into a Construction Loan Agreement (as amended from time to time, the “Generate Agreement”) with Generate Lending pursuant to which Generate Lending agreed (the “Commitment”) to make available to FCEF II a credit facility in an aggregate principal amount of up to $100.0 million (the “Generate Facility”) to fund the manufacture, construction, installation, commissioning and start-up of stationary fuel cell projects to be developed by the Company on behalf of FCEF II during the Availability Period (as defined below). Fuel cell projects must meet certain conditions to be determined to be “Approved Projects” under the Generate Facility. If approved by Generate Lending at its sole discretion, the Generate Facility may be comprised of multiple loans to individual Approved Projects (each, a “Working Capital Loan”). Each Working Capital Loan will be sized to the lesser of (i) 100% of the construction budget and (ii) the invested amount that allows Generate Lending to achieve a 10% unlevered, after-tax inefficient internal rate of return. Approved Projects will be funded at milestones on a cost incurred basis. FCEF II and the Company will contribute any additional equity required to

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

construct an Approved Project on a pari-passu basis with the Working Capital Loans.  The Commitment to provide Working Capital Loans will remain in place for thirty-six months from the date of the Generate Agreement (the “Availability Period”).  Interest will accrue at 9.5% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month. The initial draw amount under the Generate Facility, funded at closing, was $10.0 million. The initial draw reflects loan advances for the first Approved Project under the Generate Facility, the Bolthouse Farms 5 MW project in California.

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

As of September 1, 2019, Generate Lending has the right to issue a notice to FCEF II that all Working Capital Loans shall be due and payable on September 30, 2019.  If Generate Lending delivers such notice, all of the Working Capital Loans, together with all accrued and unpaid interest thereon, shall be due and payable in their entirety, without penalty or premium. Further, if Generate Lending delivers such notice, FCEF II may prepay all then outstanding Working Capital Loans at any time prior to September 30, 2019. Mandatory prepayments are required in the event of (i) material damage or destruction to an Approved Project, (ii) termination or default under an Approved Project’s Revenue Contract, (iii) a change of control, or (iv) failure to achieve Substantial Completion as defined under the EPC Agreement for such Approved Project by the required dates.  Refer to Note 20. “Subsequent Events” for information regarding recent amendments to the terms of the Generate Agreement.

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

On February 28, 2019, the Company, through its indirect wholly-owned subsidiary, Groton Station Fuel Cell, LLC (“Groton Borrower”), entered into a Construction Loan Agreement (the “Groton Agreement”) with Fifth Third pursuant to which Fifth Third agreed to make available to Groton Borrower a construction loan facility in an aggregate principal amount of up to $23.0 million (the “Groton Facility”) to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut (the “Groton Project”).  Groton Borrower made an initial draw under the Groton Facility on the date of closing of $9.7 million and made a draw of $1.4 million in April 2019.  The total outstanding balance as of July 31, 2019 was $11.1 million.

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

The Company has agreed to guarantee Groton Borrower’s obligations under the Groton Agreement. In addition, Groton Borrower’s obligations under the Groton Agreement are secured by a first mortgage lien on Groton Borrower’s leasehold interest in the Groton Project site, a security interest in the Groton Project assets, including material Groton Project related contracts such as the power purchase agreement and engineering, procurement and construction agreement, and the Company’s equity interest in the Groton Borrower. The Groton Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default that entitle Fifth Third to cause the indebtedness under the Groton Facility to become immediately due and payable.  Refer to Note 20. “Subsequent Events” for information regarding an amendment to the terms of the Groton Agreement.

Deferred finance costs relate primarily to (i) sale-leaseback transactions entered into with PNC which are being amortized over the ten-year term, (ii) payments under the Hercules Agreement, which are being amortized over the term of the loan and (iii) payments under the loans obtained to purchase BFC which are being amortized over the term of the loans.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 18.  Income Taxes

The Company recorded income tax expense of $0.1 million for the nine months ended July 31, 2019 compared to an income tax benefit totaling $3.0 million for the nine months ended July 31, 2018.  The Company recorded income tax expense of $0.02 million for the three months ended July 31, 2019 and 2018.  The income tax benefit for the nine months ended July 31, 2018 primarily related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018 which resulted in a deferred tax benefit of $1.0 million primarily related to a reduction of the Company’s deferred tax liability for an in process research and development asset (“IPR&D”).  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) the Company generated in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL as well as the deferred tax liability for its IPR&D asset.

Note 19.  Commitments and Contingencies

Lease Agreements

The Company leases certain computer and office equipment in Torrington and Danbury, Connecticut and manufacturing facilities in Torrington, Connecticut under operating leases expiring on various dates through 2030.

Non-cancelable minimum payments applicable to operating and capital leases as of July 31, 2019 were as follows:

	Operating Leases	Capital Leases
Due Year 1	$743	$138
Due Year 2	436	47
Due Year 3	441	10
Due Year 4	405	—
Due Year 5	373	—
Thereafter	2,724	—
Total	$5,122	$195

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

Other

As of July 31, 2019, the Company had unconditional purchase commitments aggregating $44.8 million, for materials, supplies and services in the normal course of business.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 20.  Subsequent Events

Amendment to NRG Energy, Inc. Loan Agreement

On August 8, 2019, FuelCell Finance, Central CA Fuel Cell 2, LLC, and NRG entered into the sixth amendment to the NRG loan agreement, which amends the definition of “Maturity Date” under the NRG loan agreement.  Pursuant to the sixth amendment, the Maturity Date of each note is now the date that is the earliest of (a) September 30, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the co-borrower under such note, and (c) the repayment in full or the closing of a refinancing of the Company’s indebtedness with Hercules; provided, however, in the event NRG determines, in its sole discretion, that the Company is not making sufficient progress toward the completion of the construction of the 2.8 MW Tulare BioMAT project in California, NRG may accelerate the Maturity Date on the date of such determination. In conjunction with the sixth amendment, Central CA Fuel Cell 2, LLC prepaid interest (which would otherwise be paid at maturity) that had been accrued through the date of the sixth amendment totaling approximately $0.3 million.

Amendment to Generate Lending, LLC Construction Loan Agreement

On December 21, 2018, the Company, through its indirect wholly-owned subsidiary FCEF II, entered into the Generate Agreement with Generate Lending.  In connection with the execution of the Generate Agreement and concurrently therewith, Generate Lending, FCEF II and the Company entered into a Right to Finance Agreement, which gave the Generate Lending an exclusive right, subject to certain exclusions and exceptions, to provide construction financing through the Generate facility to all of the Company’s stationary fuel cell projects and provided that, upon a breach of such exclusivity provision, FCEF II would pay to Generate Lending a cash amount equal to $650,000 (the “Liquidated Damages Amount”).

Pursuant to the terms of the Generate Agreement, Generate Lending had an optional call right which, if exercised, was required to be noticed during the ten day period beginning on June 20, 2019 and ending on (and including) June 30, 2019 (as amended or modified from time to time, the “Call Right”). If Generate Lending had exercised its Call Right during that period, all of the Working Capital Loans (as described elsewhere herein) (in an amount equal to $10,000,000), together with all accrued and unpaid interest thereon, would have been due and payable in their entirety, without penalty or premium, prior to September 30, 2019.

On June 28, 2019, FCEF II, Generate Lending, and various project company guarantors entered into the First Amendment to the Generate Agreement (the “First Generate Amendment”).  Under the First Generate Amendment, the Call Right was modified to give Generate Lending the right to exercise the Call Right, requiring payment of all Working Capital Loans and all accrued and unpaid interest thereon on September 30, 2019, during the ten day period beginning on August 1, 2019 and ending on (and including) August 11, 2019.  Concurrently with the execution of the First Generate Amendment, the Company, FCEF II and Generate Lending entered into the First Amendment to the Right to Finance Agreement, which provided that, if Generate Lending exercised its Call Right, the Right to Finance Agreement (as amended) would terminate. In addition, in the First Amendment to the Right to Finance Agreement, the provision requiring the payment of the Liquidated Damages Amount (as described above) was deleted in its entirety.

On August 7, 2019, Generate Lending exercised the Call Right.  On August 13, 2019, FCEF II, Generate Lending and various project company guarantors entered into the Second Amendment to the Generate Agreement (the “Second Generate Amendment”).  Under the Second Generate Amendment, the Call Right was further amended to provide Generate Lending the right to exercise the Call Right, requiring payment of all Working Capital Loans and all accrued and unpaid interest thereon on September 30, 2019, any time between September 1, 2019 and September 30, 2019, subject to further extension upon mutual agreement of FCEF II and Generate Lending. Pursuant to the Second Generate Amendment, FCEF II and various project company guarantors agreed to (i) use all commercially reasonable efforts to provide Generate Lending with a consent to assignment of the power purchase agreement for the 7.4 MW project in Brookhaven, New York currently under development, (ii) provide daily reports to Generate Lending in form and substance satisfactory to Generate Lending, (iii) use all commercially reasonable efforts to provide information to Generate Lending within three business days of Generate Lending’s request therefor, and (iv) by September 1, 2019, at FCEF II’s cost and Generate Lending’s option to either (x) provide executed bailee letters for all collateral under the Generate Agreement or (y) move all collateral currently held at the Company’s Danbury and/or Torrington facilities, or any other facility owned or leased by FCEF II or the Company to a mutually agreeable separate location only accessible with the consent of Generate Lending. Failure to timely comply with any of the foregoing shall constitute a Facility Event of Default (as defined in the Generate Agreement). With the execution of the Second Generate Amendment, Generate Lending withdrew its August 7, 2019 notice exercising the Call Right. Concurrently with the execution of the Second Generate Amendment, the Company, FCEF II and Generate Lending entered into the Second Amendment to the Right to Finance Agreement, which provides that if Generate Lending exercises its Call Right (as amended by the Second Generate Amendment), the Right to Finance Agreement will terminate as of September 30, 2019.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Amendment to Fifth Third Bank Construction Loan Agreement

On August 13, 2019, Groton Borrower and Fifth Third entered into Amendment No. 1 to the Groton Agreement (the “Groton Amendment”). Under the Groton Amendment, the definition of “Commitment” was amended to reduce the aggregate principal amount of the facility available to Groton Borrower from $23.0 million to $18.0 million. Pursuant to the Groton Amendment, Groton Borrower has agreed to (i) no later than August 16, 2019, deliver executed bailee letters for certain collateral, (ii) no later than August 21, 2019, provide Fifth Third with a plan to fund the remaining project costs needed to complete the construction of the Groton Project, (iii) complete the conditioning of the first of the remaining two fuel cells units for the Groton Project no later than September 19, 2019 and the final fuel cell unit for the Groton Project by October 25, 2019, and (iv) no later than September 28, 2019, deliver to Fifth Third a binding loan agreement for permanent financing with another lender and one or more binding letters of intent from tax equity investors, such date to be automatically extended to October 21, 2019 in the event that the Company’s credit facility with Hercules is repaid or extended beyond October 21, 2019; and further provided that such dates shall be extended by an additional 60 days due to delays outside of the control of Groton Borrower or if Fifth Third is reasonably satisfied that Groton Borrower is negotiating diligently and in good faith with potential take-out lenders or tax equity investors.

Series B Preferred Stock

No dividends were declared or paid by the Company on the Series B Preferred Stock in connection with the August 15, 2019 dividend payment date.  Based on the dividend rate in effect on August 15, 2019, the aggregate amount of such dividend payment would have been $0.8 million. Because such dividends were not paid on August 15, under the terms of the Amended Certificate of Designation with respect to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock will be entitled to receive, when, as and if, declared by the Board, dividends at a dividend rate per annum equal to the normal dividend rate of 5% plus an amount equal to the number of dividend periods for which the Company failed to pay or set apart funds to pay dividends multiplied by 0.0625% for each subsequent dividend period until the Company has paid or provided for the payment of all dividends on the shares of Series B Preferred Stock for all prior dividend periods.  A total of $0.83 million will be payable with respect to the August 15 dividend period, if and when declared by the Board.

Sales of Common Stock

During the period beginning on August 1, 2019 and ending on (and including) August 8, 2019, the Company sold approximately 7.5 million shares of its common stock under the Sales Agreement at an average sale price of $0.31 per share and raised aggregate gross proceeds of approximately $2.4 million, before deducting expenses and commissions. Commissions of $0.07 million were paid to the Agent making the sales during the period beginning on August 1, 2019 and ending on (and including) August 8, 2019, resulting in net proceeds of approximately $2.3 million.

As the Company had sold an aggregate of approximately $27.1 million of shares of common stock under the Sales Agreement as of September 4, 2019, the Company may sell up to approximately $22.9 million of common stock in the future under the Sales Agreement, subject to contractual requirements, trading windows and market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including exhibits and any information incorporated by reference herein) contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  When used in this report, the words “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements.  Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) future funding under Advanced Technologies contracts; (iv) future financing for projects including publicly issued bonds, equity and debt investments by investors and commercial bank financing; (v) the expected cost competitiveness of our technology; and (vi) our ability to achieve our sales plans and cost reduction targets and execute on our backlog.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations; rapid technological change; competition; our dependence on strategic relationships; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; our ability to address our current liquidity position; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; our ability to reduce our levelized cost of energy and our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated; our need for and the availability of additional financing and/or refinancing alternatives for our senior secured credit facility and for project financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants; our ability to execute on our backlog; and our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

We cannot assure you that: we will be able to meet any of our development or commercialization schedules; any of our new products or technology, once developed, will be commercially successful; our existing SureSource power plants will remain commercially successful; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; we will be able to obtain refinancing for our senior secured credit facility or other financing to fund our operations; we will be able to address our current liquidity position; we will be able to execute on our backlog; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

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

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy develops and delivers efficient, affordable and clean solutions for the supply, recovery and storage of energy.  We design, manufacture, undertake project development of, install, operate and maintain megawatt-scale and sub-megawatt fuel cell systems, serving utilities and industrial and large municipal power users with solutions that include both utility-scale and on-site power generation, as well as advancing development of solutions for carbon capture, local hydrogen production for transportation and industrial users, and long duration energy storage.  Fuel cell power plants utilizing our technology are operating in more than 50 locations on three continents and have generated more than 9.0 million megawatt hours (MWh) of electricity.

We provide comprehensive turn-key power generation solutions to our customers, including multi-year power purchase agreements (“PPAs”), power plant installation, and operations and maintenance under multi-year service agreements. We both develop projects as well as sell equipment directly to customers, providing either a complete solution of engineering, installing and servicing the fuel cell power plant, or selling the power plant equipment and providing long-term maintenance only.  We offer to arrange financing structures that enable power users to benefit from the multitude of advantages of clean onsite power while avoiding an up-front capital investment. Utilizing long-term PPAs or lease structures, the end-user of the power hosts the installation and only pays for power as it is delivered. For projects that we develop, the end user of the power typically enters into a PPA, and we have the option to either identify a project investor to purchase the power plant and assume the PPA, or retain the project and recognize electricity revenue over the term of the PPA. We target large-scale power users with our megawatt-class installations.  To provide a frame of reference, one megawatt (“MW”) is adequate to continually power approximately 1,000 average sized U.S. homes.  Our customer base includes utility companies, municipalities, universities, hospitals, government entities and a variety of industrial and commercial enterprises. Our leading geographic markets are the United States and South Korea, and we are pursuing expanding opportunities in other countries around the world.

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

On May 8, 2019 at 5:00 p.m. Eastern time, the Company effected a 1-for-12 reverse stock split, reducing the number of the Company’s common shares outstanding on that date from 183,411,230 shares to 15,284,269 shares.  The number of authorized shares of common stock remains unchanged at 225,000,000 shares and the number of authorized shares of preferred stock remains unchanged at 250,000 shares.  Additionally, the conversion rate of our Series B Preferred Stock (as defined elsewhere herein), the conversion price of our  Series C Preferred Stock and Series D Preferred Stock (each as defined elsewhere herein), the exchange price of our Series 1 Preferred Shares (as defined elsewhere herein), the exercise price of all then outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity compensation plans were all adjusted proportionately in connection with the reverse stock split.   All share and per share amounts and conversion prices presented herein have been adjusted retroactively to reflect these changes.

Recent Developments

Management Changes

On August 19, 2019, the Board of Directors (the “Board”) of the Company appointed Jason B. Few as the Company’s President and Chief Executive Officer, effective as of August 26, 2019. Mr. Few will also continue to serve as a director of the Company.  Beginning on August 26, 2019, Mr. Few, in his capacity as President, will assume the responsibilities previously undertaken by Jennifer D. Arasimowicz in her role as Interim President of the Company and, accordingly, her term and service as Interim President will cease as of such date. Ms. Arasimowicz will remain in her role as General Counsel, Corporate Secretary, Executive Vice President, and Chief Commercial Officer.

Amendment to NRG Energy, Inc. Loan Agreement

On July 30, 2014, FuelCell Energy Finance, LLC (“FuelCell Finance”), a wholly owned subsidiary of the Company, entered into a Loan Agreement (as amended from time to time, the “NRG Loan Agreement”) with NRG Energy, Inc. (“NRG”), pursuant to which NRG extended a $40 million revolving construction and term financing facility (the “NRG Facility”) to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  On December 13, 2018, FuelCell Finance’s wholly owned subsidiary, Central CA Fuel Cell 2, LLC (“Co-Borrower”, and, together with FuelCell Finance, the “Credit Parties”), drew a construction loan advance of approximately $5.8 million under the NRG Facility. In conjunction with this advance, the NRG Loan Agreement was amended on December 13, 2018, and this advance became the last advance under the NRG Facility.  The NRG Loan Agreement was also subsequently amended on March 29, 2019, June 13, 2019, and July 11, 2019.

On August 8, 2019, FuelCell Finance, Co-Borrower, and NRG entered into the sixth amendment to the NRG Loan Agreement, which amends the definition of “Maturity Date” under the NRG Loan Agreement.  Pursuant to the sixth amendment, the Maturity Date of each note is now the date that is the earliest of (a) September 30, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the co-borrower under such note, and (c) the repayment in full or the closing of a refinancing of the Company’s indebtedness with Hercules Capital, Inc. (“Hercules”); provided, however, in the event NRG determines, in its sole discretion, that the Credit Parties are not making sufficient progress toward the completion of the construction of the 2.8 MW Tulare BioMAT project in California, NRG may accelerate the Maturity Date on the date of such determination. In conjunction with the sixth amendment, the Co-Borrower prepaid interest (which would otherwise be paid at maturity) that has been accrued through the date of the sixth amendment totaling approximately $0.3 million.

Amendment to Generate Lending, LLC Construction Loan Agreement

On December 21, 2018, the Company, through its indirect wholly-owned subsidiary FuelCell Energy Finance II, LLC (“FCEF II”), entered into a Construction Loan Agreement (as amended from time to time, the “Generate Agreement”) with Generate Lending, LLC (“Generate Lending”).  In connection with the execution of the Generate Agreement and concurrently therewith, Generate Lending, FCEF II and the Company entered into a Right to Finance Agreement, which gave the Generate Lending an exclusive right, subject to certain exclusions and exceptions, to provide construction financing through the Generate facility to all of the Company’s stationary fuel cell projects and provided that, upon a breach of such exclusivity provision, FCEF II would pay to Generate Lending a cash amount equal to $650,000 (the “Liquidated Damages Amount”).

Pursuant to the terms of the Generate Agreement, Generate Lending had an optional call right which, if exercised, was required to be noticed during the ten day period beginning on June 20, 2019 and ending on (and including) June 30, 2019 (as amended or modified from time to time, the “Call Right”). If Generate Lending had exercised its Call Right during that period, all of the Working Capital Loans (as defined elsewhere herein) (in an amount equal to $10,000,000), together with all accrued and unpaid interest thereon, would have been due and payable in their entirety, without penalty or premium, prior to September 30, 2019.

On June 28, 2019, FCEF II, Generate Lending, and various project company guarantors entered into the First Amendment to the Generate Agreement (the “First Generate Amendment”).  Under the First Generate Amendment, the Call Right was modified to give Generate Lending the right to exercise the Call Right, requiring payment of all Working Capital Loans and all accrued and unpaid interest thereon on September 30, 2019, during the ten day period beginning on August 1, 2019 and ending on (and including) August 11, 2019.  Concurrently with the execution of the First Generate Amendment, the Company, FCEF II and Generate Lending entered into the First Amendment to the Right to Finance Agreement, which provided that, if Generate Lending exercised its Call Right, the Right to Finance Agreement (as amended) would terminate as of August 11, 2019. In addition, in the First Amendment to the Right to Finance Agreement, the provision requiring the payment of the Liquidated Damages Amount (as described above) was deleted in its entirety.

On August 13, 2019, FCEF II, Generate Lending and various project company guarantors entered into the Second Amendment to the Generate Agreement (the “Second Generate Amendment”). Under the Second Generate Amendment, the Call Right was further amended to provide Generate Lending the right to exercise the Call Right, requiring payment of all Working Capital Loans and all accrued and unpaid interest thereon on September 30, 2019, any time between September 1, 2019 and September 30, 2019, subject to further extension upon mutual agreement of FCEF II and Generate Lending. Pursuant to the Second Generate Amendment, FCEF II and various project company guarantors agreed to (i) use all commercially reasonable efforts to provide Generate Lending with a consent to assignment of the power purchase agreement for the 7.4 MW project in Brookhaven, New York currently under development, (ii) provide daily reports to Generate Lending in form and substance satisfactory to Generate Lending, (iii) use all commercially reasonable efforts to provide information to Generate Lending within three business days of Generate Lending’s request therefor, and (iv) by September 1, 2019, at FCEF II’s cost and Generate Lending’s option to either (x) provide executed bailee letters for all collateral under the Generate Agreement or (y) move all collateral currently held at the Company’s Danbury and/or Torrington facilities, or any other facility owned or leased by FCEF II or the Company to a mutually agreeable separate location only accessible with the consent of Generate Lending. Failure to timely comply with any of the foregoing shall constitute a Facility Event of Default (as defined in the Generate Agreement). With the execution of the Second Generate Amendment, Generate Lending withdrew its August 7, 2019 notice exercising the Call Right. Concurrently with the execution of the Second Generate Amendment, the Company, FCEF II and Generate Lending entered into the Second Amendment to the Right to Finance Agreement, which provides that if Generate Lending exercises its Call Right (as amended by the Second Generate Amendment), the Right to Finance Agreement will terminate as of September 30, 2019.

Amendment to Fifth Third Bank Construction Loan Agreement

On February 28, 2019, the Company, through its indirect wholly-owned subsidiary, Groton Station Fuel Cell, LLC (“Groton Borrower”), entered into a Construction Loan Agreement (the “Groton Agreement”) with Fifth Third Bank (“Fifth Third”), pursuant to which Fifth Third agreed to make available to Groton Borrower a construction loan facility in an aggregate principal amount of up to $23.0 million (the “Groton Facility”) to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut (the “Groton Project”).

On August 13, 2019, Groton Borrower and Fifth Third entered into Amendment No. 1 to the Groton Agreement (the “Groton Amendment”). Under the Groton Amendment, the definition of “Commitment” was amended to reduce the aggregate principal amount of the facility available to Groton Borrower from $23.0 million to $18.0 million. Pursuant to the Groton Amendment, Groton Borrower has agreed to (i) no later than August 16, 2019, deliver executed bailee letters for certain collateral, (ii) no later than August 21, 2019, provide Fifth Third with a plan to fund the remaining project costs needed to complete the construction of the Groton Project, (iii) complete the conditioning of the first of the remaining two fuel cells units for the Groton Project no later than September 19, 2019 and the final fuel cell unit for the Groton Project by October 25, 2019, and (iv) no later than September 28, 2019, deliver to Fifth Third a binding loan agreement for permanent financing with another lender and one or more binding letters of intent from tax equity investors, such date to be automatically extended to October 21, 2019 in the event that the Company’s credit facility with Hercules is repaid or extended beyond October 21, 2019; and further provided that such dates shall be extended by an additional 60 days due to delays outside of the control of Groton Borrower or if Fifth Third is reasonably satisfied that Groton Borrower is negotiating diligently and in good faith with potential take-out lenders or tax equity investors.

Sales of Common Stock

On June 13, 2018, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. and Oppenheimer & Co. Inc. (together, the “Agents”) to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through the Agents.  Under the Sales Agreement, the Agent making the sales will be entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales.  During the period beginning on July 15, 2019 and ending on (and including) August 8, 2019, the Company sold approximately 51.5 million shares under the Sales Agreement at an average sale price of $0.37 per share and raised aggregate gross proceeds of approximately $19.1 million before deducting expenses and commissions. Commissions of $0.6 million were paid to the Agent making the sales during the period beginning on July 15, 2019 and ending on (and including) August 8, 2019, resulting in net proceeds of approximately $18.5 million.

Net proceeds of such sales totaling approximately $5.9 million have been used to pay down the outstanding balance of the Company’s senior secured credit facility with Hercules, leaving an outstanding balance under that facility of approximately $5.6 million as of September 4, 2019.

As the Company had sold an aggregate of approximately $27.1 million of shares of common stock under the Sales Agreement as of September 4, 2019, the Company may sell up to approximately $22.9 million of common stock in the future under the Sales Agreement, subject to contractual requirements, trading windows and market conditions.

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

Comparison of Three Months Ended July 31, 2019 and 2018

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Total revenues	$22,712	$12,110	$10,602	88%
Total costs of revenues	$14,747	$14,166	$581	4%
Gross profit (loss)	$7,965	$(2,056)	$10,021	487%
Gross margin (loss)	35.1%	(17.0)%

Total revenues for the three months ended July 31, 2019 of $22.7 million reflects an increase of $10.6 million from $12.1 million for the same period in the prior year.  Total cost of revenues for the three months ended July 31, 2019 increased by $0.6 million to $14.7 million from $14.1 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Product revenues	$—	$1,328	$(1,328)	(100)%
Cost of product revenues	4,547	4,099	448	11%
Gross loss from product revenues	$(4,547)	$(2,771)	$(1,776)	(64)%
Product revenues gross loss	N/A	(208.7)%

There was no product revenue during the three months ended July 31, 2019, whereas product revenue for the three months ended July 31, 2018 was $1.3 million. Product revenues for the three months ended July 31, 2018 related primarily to the 20 MW order from Hanyang Industrial Development Co., Ltd (“HYD”), pursuant to which we provided equipment to HYD for a fuel cell project with Korea Southern Power Co., Ltd. (“KOSPO”). Shipments began in the fourth quarter of fiscal 2017 and were completed in the first quarter of fiscal 2018. The Company completed commissioning the plant in the third quarter of fiscal 2018.

Cost of product revenues increased $0.4 million for the three months ended July 31, 2019 to $4.5 million, compared to $4.1 million in the same period in the prior year.  Overall gross loss from product revenues was $4.5 million for the three months ended July 31, 2019 compared to gross loss of $2.8 million in the comparable prior year period. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  Manufacturing variances, primarily related to low production volumes and other charges, totaled approximately $4.4 million for the three months ended July 31, 2019 compared to approximately $3.0 million for the three months ended July 31, 2018. For the three months ended July 31, 2019, we operated at an annualized production rate of approximately 2 MW which is a reduction from the prior year annual production rate of 25 MW.

As of July 31, 2019, product sales backlog totaled approximately $1.0 thousand, compared to $9.5 thousand as of July 31, 2018.

Service and license revenues

Service and license revenues and related costs for the three months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Service and license revenues	$11,496	$5,549	$5,947	107%
Cost of service and license revenues	1,102	5,997	(4,895)	(82)%
Gross profit (loss) from service and license revenues	$10,394	$(448)	$10,842	(2420)%
Service and license revenues gross margin (loss)	90.4%	(8.1)%

Revenues for the three months ended July 31, 2019 from service agreements and license fee and royalty agreements increased $6.0 million to $11.5 million from $5.5 million for the three months ended July 31, 2018.  Service and license revenue increased from the three months ended July 31, 2018 primarily due to revenues of $10.0 million recorded for a License Agreement that was entered into with ExxonMobil Research and Engineering Company (“EMRE”).  The increase in revenue for the three months ended July 31, 2019 was offset by lower revenue from module replacements during the three months ended July 31, 2019 compared to the same period in the prior year. The prior year also included revenue recorded for the Bridgeport Fuel Cell Project service agreement. As a result of the purchase of the Bridgeport Fuel Cell Project on May 9, 2019, revenue under this service agreement is no longer being recognized.

We adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) as of November 1, 2018 which impacted service and license revenues recognition. Service revenues are now recorded based on a cost-to-cost input method whereas previously service revenues for maintenance and monitoring were recorded ratably over the term of the service agreement and revenue from module exchanges was recognized upon the module replacement event.  Performance guarantees, which were previously recorded as a cost of service and license revenues, are now accounted for as variable consideration with a reduction to service and license revenues.  License revenues were previously recorded over the contract term on a straight-line basis, however, upon adoption of Topic 606, we assessed the performance obligations within an existing license contract and allocated consideration between performance obligations that are satisfied at a point in time and performance obligations that are recognized over time.  Revenue from the license performance obligation that is satisfied over time was $0.3 million for the three month period ended July 31, 2019 compared to $0.6 million for the three month period ended July 31, 2018 and the decrease is a result of the adoption of Topic 606.

Cost of service and license revenues decreased $4.9 million to $1.1 million for the three months ended July 31, 2019 from $6.0 million for the three months ended July 31, 2018.  Cost of service agreements includes maintenance and operating costs and module exchanges.  As further discussed above, cost of service agreements for the prior year period included charges for performance guarantees.

Overall gross profit from service and license revenues was $10.4 million for the three months ended July 31, 2019 which represents an increase of $10.8 million from a gross loss of $0.4 million for the three months ended July 31, 2018.  The overall gross margin percentage was 90.4% for the three months ended July 31, 2019 compared to a gross loss of 8.1% in the prior year period.

As of July 31, 2019, service and license backlog totaled approximately $256.9 million, compared to $317.8 million as of July 31, 2018.  Service and license backlog does not include future variable royalties.  This backlog relates to service agreements of up to twenty years and is expected to generate positive margins and cash flows based on current estimates.

Generation revenues

Generation revenues and related costs for the three months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Generation revenues	$5,448	$1,695	$3,753	221%
Cost of generation revenues	5,726	1,375	4,351	316%
Gross (loss) profit from generation revenues	$(278)	$320	$(598)	(187)%
Generation revenues gross (loss) margin	(5.1)%	18.9%

Revenues from generation for the three months ended July 31, 2019 totaled $5.4 million which represents an increase of $3.8 million from revenue recognized of $1.7 million for the three months ended July 31, 2018.  Generation revenues for the three months ended July 31, 2019 and 2018 reflect revenue from electricity generated under our PPAs.  Generation revenues increased for the three months ended July 31, 2019 compared to the prior year period due to additional revenue recorded for the Bridgeport Fuel Cell Project, which is now recognized under a PPA.  Cost of generation revenues totaled $5.7 million in the three months ended July 31, 2019, which represents an increase from the comparable prior year period.  Cost of generation revenues included depreciation of approximately $2.7 million and $1.1 million for the three months ended July 31, 2019 and 2018, respectively. We had 26.1 MW of operating power plants in our portfolio as of July 31, 2019, compared to 11.2 MW as of July 31, 2018. This increase is primarily a result of the acquisition of the Bridgeport Fuel Cell Project.

As of July 31, 2019, generation backlog totaled approximately $1.2 billion, compared to $430.0 million as of July 31, 2018.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Advanced Technologies contract revenues	$5,768	$3,538	$2,230	63%
Cost of Advanced Technologies contract revenues	3,372	2,695	677	25%
Gross profit from Advanced Technologies contracts	$2,396	$843	$1,553	184%
Advanced Technologies contract gross margin	41.5%	23.8%

Advanced Technologies contract revenues for the three months ended July 31, 2019 were $5.8 million, which reflects an increase of $2.2 million when compared to $3.6 million of revenues for the three months ended July 31, 2018.  Advanced Technologies contract revenues were higher for the three months ended July 31, 2019 primarily due to the timing of activity under existing contracts.  Cost of Advanced Technologies contract revenues increased $0.7 million to $3.4 million for the three months ended July 31, 2019, compared to $2.7 million for the same period in the prior year.  Advanced Technologies contracts for the three months ended July 31, 2019 generated a gross profit of $2.4 million compared to a gross profit of $0.8 million for the three months ended July 31, 2018.  The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the three months ended July 31, 2019.

As of July 31, 2019, Advanced Technologies backlog totaled approximately $27.2 million compared to $35.8 million as of July 31, 2018.

Administrative and selling expenses

Administrative and selling expenses were $7.1 million and $6.1 million for the three months ended July 31, 2019 and 2018, respectively. The increase from the prior year period primarily relates to legal and consulting costs related to our restructuring and refinancing initiatives. Total legal and professional fees incurred in the three months ended July 31, 2019 were $3.3 million compared to $1.1 million in the prior year period offset by lower expenses due to restructuring initiatives.

Research and development expenses

Research and development expenses decreased to $2.0 million for the three months ended July 31, 2019 compared to $6.3 million during the three months ended July 31, 2018. The decrease related to the reduction in spending resulting from the restructuring initiatives and resources being allocated to funded Advanced Technologies projects.

Loss from operations

Loss from operations for the three months ended July 31, 2019 was $1.1 million compared to $14.5 million for the three months ended July 31, 2018.  The decrease in the loss from operations was primarily a result of higher gross profit primarily due to revenues recorded for the EMRE License Agreement and lower operating expenses for the three months ended July 31, 2019.

Interest expense

Interest expense for the three months ended July 31, 2019 and 2018 was $3.5 million and $2.4 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules, interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.  The increase in interest expense represents additional interest on the loans made by Fifth Third and Liberty Bank in connection with the acquisition of the Bridgeport Fuel Cell Project and an end of term fee of $0.8 million that was recorded for the NRG Facility.

Other (expense) income, net

Other expense, net, was expense of $0.7 million and income of $1.0 million for the three months ended July 31, 2019 and 2018, respectively.  Other expense, net for the three months ended July 31, 2018 includes expense of $0.4 million for the fair value adjustment  of an interest rate swap and foreign exchanges losses related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary, offset by income from refundable research and development tax credits.  The income for the three months ended July 31, 2018 includes foreign exchange gains related to the remeasurement of the Canadian Dollar denominated preferred stock obligation and income from refundable research and development tax credits.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  Income tax recorded for the three months ended July 31, 2019 and 2018 was $0.02 million.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for the three month periods ended July 31, 2019 and 2018.  The dividends for the three month period ended July 31, 2019, which would have been paid on or before May 15, 2019, were not declared and paid.  Because such dividends were not paid, under the terms of the Amended Certificate of Designation with respect to the Series B Preferred Stock, the holders of shares of Series B Preferred Stock will be entitled to receive, when, as and if, declared by the Board, dividends at a dividend rate per annum equal to: the normal dividend rate of 5%, plus an amount equal to the number of dividend periods for which the Company failed to pay or set apart funds to pay dividends multiplied by 0.0625%, for each subsequent dividend period until the Company has paid or provided for the payment of all dividends on the shares of Series B Preferred Stock for all prior dividend periods.

Series C preferred stock deemed contributions (dividends)

Conversions resulted in a variable number of shares being issued to settle the conversion amounts and were treated as a partial redemption of our Series C Convertible Preferred Stock (“Series C Preferred Stock” and such shares, the “Series C Preferred Shares”).  Conversions during the three months ended July 31, 2019 and 2018 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $0.9 million and deemed dividends of $0.9 million, respectively.  The deemed contributions and dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Shares.

Series D preferred stock deemed dividends

Conversions where the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares being issued to settle the conversion amounts and are treated as a partial redemption of the shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock” and such shares, the “Series D Preferred Shares”).  Conversions during the three months ended July 31, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $3.1 million.  The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series D Preferred Shares.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed contributions (dividends) on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends.  For the three month periods ended July 31, 2019 and 2018, net loss attributable to common stockholders was $8.3 million and $17.6 million, respectively, and loss per common share was $0.18 and $2.45, respectively.

Comparison of Nine Months Ended July 31, 2019 and 2018

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2019 and 2018 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Total revenues	$49,711	$71,553	$(21,842)	(31)%
Total costs of revenues	$47,591	$69,603	$(22,012)	(32)%
Gross profit	$2,120	$1,950	$170	9%
Gross margin	4.3%	2.7%

Total revenues for the nine months ended July 31, 2019 of $49.7 million reflects a decrease of $21.8 million from $71.5 million for the same period in the prior year.  Total cost of revenues for the nine months ended July 31, 2019 decreased by $22.0 million to $47.6 million from $69.6 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss for the nine months ended July 31, 2019 and 2018 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Product revenues	$—	$43,058	$(43,058)	(100)%
Cost of product revenues	14,362	44,183	(29,821)	(67)%
Gross loss from product revenues	$(14,362)	$(1,125)	$(13,237)	1,177%
Product revenues gross loss	N/A	(2.6)%

Product revenues for the nine months ended July 31, 2018 included $39.9 million of power plant revenue and $3.2 million of revenue related to engineering and construction services.  There was no product revenue recorded for the nine months ended July 31, 2019.  Product revenue for the nine months ended July 31, 2018 included revenues from the 20 MW order from HYD, pursuant to which we provided equipment to HYD for a fuel cell project with KOSPO.  Shipments began in the fourth quarter of fiscal 2017 and were completed in the first quarter of fiscal 2018.  During the nine months ended July 31, 2018, we also recorded product revenues for the sale of a 2.8 MW fuel cell power plant project located at the waste water treatment facility in Tulare, California to Clearway Energy.

Cost of product revenues decreased $29.8 million for the nine months ended July 31, 2019 to $14.4 million, compared to $44.2 million in the same period in the prior year.  Overall gross loss from product revenues was $14.4 million for the nine months ended July 31, 2019 compared to a gross loss of $1.1 million in the comparable prior year period. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes.  Manufacturing variances, primarily related to low production volumes and other charges, totaled approximately $11.0 million for the nine months ended July 31, 2019 compared to approximately $8.5 million for the nine months ended July 31, 2018.  Cost of revenues for the nine months ended July 31, 2019 also includes a charge for a specific construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of the Company’s liquidity position and continued low level of production rates.  For the nine months ended July 31, 2019, we operated at an annualized production rate of approximately 17.5 MW compared to a 25 MW annualized production rate in the same period in the prior year.   The annualized production rate as of July 31, 2019 was 2 MW.

Service and license revenues

Service and license revenues and related costs for the nine months ended July 31, 2019 and 2018 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Service and license revenues	$25,866	$12,859	$13,007	101%
Cost of service and license revenues	15,166	11,934	3,232	27%
Gross profit from service and license revenues	$10,700	$925	$9,775	1057%
Service and license revenues gross margin	41.4%	7.2%

Revenues for the nine months ended July 31, 2019 from service agreements and license fee and royalty agreements increased $13.0 million to $25.9 million from $12.9 million for the nine months ended July 31, 2018.  Service agreement and license revenue increased from the nine months ended July 31, 2018 primarily due to revenue of $10.0 million recorded for the EMRE License Agreement during the nine months ended July 31, 2019 and higher revenue from module replacements during the nine months ended July 31, 2019 compared to the same period in the prior year. Revenue from a license performance obligation that is satisfied over time was $1.3 million for the nine month period ended July 31, 2019 compared to $1.7 million for the nine month period ended July 31, 2018.

Cost of service and license revenues increased $3.2 million to $15.1 million for the nine months ended July 31, 2019 from $11.9 million for the nine months ended July 31, 2018.  Cost of service agreements includes maintenance and operating costs and module exchanges.  As discussed previously, cost of service agreements for the prior year period included charges for performance guarantees.

Overall gross profit from service and license revenues was $10.7 million for the nine months ended July 31, 2019.  The adoption of Topic 606 resulted in a reduction of service and license margins of $1.9 million primarily due to the treatment of performance guarantees as variable consideration.  The overall gross margin percentage was 41.4% for the nine months ended July 31, 2019 compared to a gross margin of 7.2% in the prior year period.

Generation revenues

Generation revenues and related costs for the nine months ended July 31, 2019 and 2018 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Generation revenues	$8,560	$5,329	$3,231	61%
Cost of generation revenues	9,047	5,020	4,027	80%
Gross (loss) profit from generation revenues	$(487)	$309	$(796)	(258)%
Generation revenues gross (loss) margin	(5.7)%	5.8%

Revenues from generation for the nine months ended July 31, 2019 totaled $8.6 million which represents an increase of $3.2 million from revenue recognized of $5.3 million for the nine months ended July 31, 2018.  Generation revenues for the nine months ended July 31, 2019 and 2018 reflect revenue from electricity generated under our PPAs.  Revenues increased for the nine months ended July 31, 2019 compared to the prior year period due to additional revenue recorded for the Bridgeport Fuel Cell Project, which is now recognized under a PPA, partially offset by a decrease for maintenance activities causing a decrease in power output at a specific project asset.  Cost of generation revenues totaled $9.0 million in the nine months ended July 31, 2019, which represents an increase of $4.0 million from $5.0 million for the nine months ended July 31, 2018.  Cost of generation revenues included depreciation of approximately $4.7 million and $3.1 million for the nine months ended July 31, 2019 and 2018, respectively. We had 26.1 MW of operating power plants in our portfolio as of July 31, 2019, compared to 11.2 MW as of July 31, 2018.  This increase is primarily a result of the acquisition of the Bridgeport Fuel Cell Project.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the nine months ended July 31, 2019 and 2018 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2019	2018	$	%
Advanced Technologies contract revenues	$15,285	$10,307	$4,978	48%
Cost of Advanced Technologies contract revenues	9,016	8,466	550	6%
Gross profit from Advanced Technologies contracts	$6,269	$1,841	$4,428	241%
Advanced Technologies contract gross margin	41.0%	17.9%

Advanced Technologies contract revenues for the nine months ended July 31, 2019 were $15.3 million, which reflects an increase of $5.0 million when compared to $10.3 million of revenues for the nine months ended July 31, 2018.  Advanced Technologies contract revenues were higher for the nine months ended July 31, 2019 primarily due to the timing of activity under existing contracts.  Cost of Advanced Technologies contract revenues increased $0.6 million to $9.0 million for the nine months ended July 31, 2019, compared to $8.4 million for the same period in the prior year.  Advanced Technologies contracts for the nine months ended July 31, 2019 generated a gross profit of $6.3 million compared to a gross profit of $1.8 million for the nine months ended July 31, 2018.  The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts being performed during the nine months ended July 31, 2019.

Administrative and selling expenses

Administrative and selling expenses were $23.6 million and $19.3 million for the nine months ended July 31, 2019 and 2018, respectively. The increase from the prior year period primarily relates to legal and consulting costs related to the Company’s restructuring and refinancing initiatives. Total legal and professional fees incurred in the nine months ended July 31, 2019 was $9.3 million compared to $4.0 million in the prior year period.

Research and development expenses

Research and development expenses decreased to $12.4 million for the nine months ended July 31, 2019 compared to $15.4 million during the nine months ended July 31, 2018. The decrease related to the reduction in spending resulting from the restructuring initiative and resources being allocated to funded Advanced Technologies projects.

Loss from operations

Loss from operations for the nine months ended July 31, 2019 was $33.9 million compared to $32.8 million for the nine months ended July 31, 2018.  The increase in the loss from operations was primarily a result of higher operating expenses for the nine months ended July 31, 2019 offset by higher margins primarily due to the revenue recorded for the EMRE License Agreement.

Interest expense

Interest expense for the nine months ended July 31, 2019 and 2018 was $7.8 million and $6.6 million, respectively.  Interest expense for both periods presented includes interest on the loan and security agreement with Hercules, interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.  The increase in interest expense represents additional interest on the loans made by Fifth Third and Liberty Bank in connection with the acquisition of the Bridgeport Fuel Cell Project and an end of term fee of $0.8 million that was recorded for the NRG Facility.

Other (expense) income, net

Other (expense) income, net, was expense of $0.6 million and income of $3.1 million for the nine months ended July 31, 2019 and 2018, respectively.  The expense for the nine months ended July 31, 2019 includes expense of $0.4 million for the fair value adjustment of an interest rate swap.   The income for the nine months ended July 31, 2018 includes foreign exchange gains related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary, a foreign exchange gain realized on payments and unbilled receivable balances denominated in South Korean Won for the HYD contract, and income from refundable research and development tax credits.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  Income tax expense of $0.1 million was recorded for the nine months ended July 31, 2019 compared to an income tax benefit totaling $3.1 million for the nine months ended July 31, 2018.  The income tax benefit for the nine months ended July 31, 2018 related to the Tax Cuts and Jobs Act (the “Act”) that was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018, which resulted in a deferred tax benefit of $1.0 million related to a reduction of our deferred tax liability for an in process research and development (“IPR&D”) asset.  The Act also established an unlimited carryforward period for the net operating loss (“NOL”) we generated in fiscal year 2018.  This provision of the Act resulted in a reduction of the valuation allowance attributable to deferred tax assets at the enactment date by $2.0 million based on the indefinite life of the resulting NOL and the deferred tax liability for our IPR&D asset.

Series A warrant exchange

We recorded a charge to common stockholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $2.4 million for the nine month periods ended July 31, 2019 and 2018.

Series C preferred stock deemed dividends and redemption value adjustment, net

As discussed in more detail in Note 14. “Redeemable Preferred Stock” of the Notes to Consolidated Financial Statements, conversions during the nine months ended July 31, 2019 resulted in a net deemed contribution of $1.6 million.  The deemed contributions represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Shares.  Additionally, net loss to common stockholders was impacted by a $0.5 million deemed contribution resulting from accounting for the Waiver Agreement (as defined elsewhere herein) in February 2019 and the $8.6 million redemption value adjustment recorded during the three months ended January 31, 2019.

Series D preferred stock deemed dividends and redemption accretion

Conversions where the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares being issued to settle the conversion amounts and are treated as a partial redemption of the Series D Preferred Shares.  Conversions during the nine months ended July 31, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $6.0 million.  The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series D Preferred Shares.

The Series D Preferred Stock redemption accretion of $3.8 million for the three months ended January 31, 2019 reflects the accretion of the difference between the carrying value and the amount that would have been redeemed if stockholder approval had not been obtained for the issuance of common stock equal to 20% or more of our outstanding voting stock prior to the issuance of the Series D Preferred Stock.   If we had been unable to obtain such stockholder approval and were therefore prohibited from issuing shares of common stock as a result of this limitation (the “Exchange Cap Shares”) to a holder of Series D Preferred Stock at any time after April 30, 2019, we would have been required to pay cash to such holder in exchange for the redemption of such number of Series D Preferred Shares held by such holder that would not have been convertible into such Exchange Cap Shares.  Stockholder approval was obtained at the annual meeting of the Company’s stockholders on April 4, 2019 and no further accretion was required.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period, the Series A Warrant exchange, the Series B preferred stock dividends, the Series C preferred stock deemed dividends and redemption value adjustment, net and the Series D Preferred Stock deemed dividends and redemption accretion.  For the nine month periods ended July 31, 2019 and 2018, net loss attributable to common stockholders was $64.2 million and $44.2 million, respectively, and loss per common share was $2.97 and $6.70, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Liquidity Considerations

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has significant short-term debt and other obligations currently due or maturing in less than one year, which are in excess of the Company’s cash and current asset balance. Due to the Company’s constrained liquidity, the Company has been delaying certain payments to third parties, including trade creditors, to conserve cash. Management has been actively working with trade creditors, and entering into forbearance agreements and payment arrangements. However, the Company may not be able to enter into forbearance agreements or make suitable payment arrangements with its trade creditors, or the terms of any forbearance agreements or payment arrangements may not be favorable to the Company. If the Company is unable to negotiate such forbearance agreements or payment arrangements, trade creditors whose payments have been delayed may take action against the Company, including, but not limited to, filing litigation, arbitration or other proceedings against the Company.  Going forward, suppliers may require changes to payment terms and advance payments which may create an additional strain on liquidity.

The Company has entered into a series of amendments to its senior secured debt facility with its senior lender Hercules in order to, among other things, provide for a lower minimum cash covenant, obtain a waiver of the minimum cash covenant during certain amendment periods, and avoid events of default and acceleration of amounts due under the loan agreement. Most recently, Hercules provided an amendment through September 30, 2019, which would extend to October 22, 2019 if the outstanding loan balance is less than or equal to $5.0 million on or before September 30, 2019. As of September 4, 2019, the outstanding principal balance under the Hercules facility totaled approximately $5.6 million. In exchange for these amendments, the Company has paid down the principal balance under the Hercules facility and agreed to make additional principal payments equal to 30% of the net proceeds of stock sales under the Company’s at-the-market sales agreement, as further described in Note 17. “Debt and Financing Obligation” and Note 20. “Subsequent Events”.

As of July 31, 2019, the Company had an accumulated deficit from recurring net losses for the current and prior years. These factors as well as negative cash flows from operating and investing activities and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern.

Management is working to address the Company’s current liquidity position through the exploration of various alternatives, including, but not limited to, refinancing the Company’s senior secured credit facility with Hercules; retaining existing project financing facilities and securing additional project financing facilities (including construction and term debt facilities and tax equity financing); potential sales of the Company’s assets, its intellectual property, or all or part of its business; potential licensing of certain of the Company’s technology and intellectual property; implementing cost reduction measures such as the reduction in force implemented in April; increasing sales activity related to the Company’s products; negotiating and entering into advanced technology research and development contracts; and sales of common stock or other equity securities directly to investors or through the Company’s at-the-market sales plan. Notwithstanding the Company’s efforts, the Company may not be able to refinance the Hercules credit facility on acceptable terms, or at all, retain existing project financing facilities or secure additional project financing facilities on acceptable terms, or at all, consummate any sale of its assets or all or part of its business, any sale or license of any of its intellectual property, or any sale of equity securities, implement further cost reduction measures, increase its sales activity, or successfully negotiate and enter into advanced technology contracts. Although the maturity date of the Hercules credit facility is April 1, 2020, the waiver by Hercules of certain covenants (including the minimum unrestricted cash covenant) expires by September 30, 2019 (or October 22, 2019 if the Hercules loan balance is less than or equal to $5.0 million on or before September 30, 2019). Accordingly, if the Company is not able to refinance the Hercules credit facility, and if Hercules is not willing to provide further accommodations, the Company may not meet certain covenant requirements and as a result may default on its obligations under its senior secured credit facility with Hercules. The occurrence of an event of default under the Hercules credit facility also constitutes or may result in an event of default under, and causes or may cause the acceleration of, a number of material financial obligations of the Company, including the loan from the State of Connecticut, the loan from Connecticut Green Bank, and the project finance facilities with Generate Lending, PNC Energy Capital, LLC (“PNC”), and Fifth Third.  The occurrence of an event of default under the Hercules credit facility also constitutes a triggering event under the Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of the Company.

At the project finance level, as further described in Note 17. “Debt and Financing Obligation” and Note 20. “Subsequent Events”, the Company has outstanding construction loans from NRG, Generate Lending and Fifth Third.  Under the most recent amendment to the loan agreement with NRG, the maturity date of each note payable to NRG is now the date that is the earliest of (a) September 30, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the co-borrower under such note, and (c) the repayment in full or the closing of a refinancing of the Company’s indebtedness with Hercules. NRG may also accelerate the maturity dates if it determines, in its sole discretion, that the Company is not making sufficient progress towards the completion of the construction of the 2.8 MW Tulare BioMAT project in California.  If the Company is unable to make sufficient progress toward the completion of such project or to obtain another amendment, extension or refinancing, the Company may default on the NRG loan.  The occurrence of an event of default under the NRG loan agreement may result in the principal and all accrued interest becoming immediately due and payable.

Under the most recent amendment to the loan agreement with Generate Lending, Generate Lending has a call right, which may be exercised during the period beginning on September 1, 2019 and ending on (and including) September 30, 2019 (which period may be further extended by mutual agreement of the parties), and which, if exercised, would require payment of all outstanding loans from Generate Lending (which are further described in Note 17. “Debt and Financing Obligations”) and all accrued and unpaid interest thereon on September 30, 2019. If Generate Lending calls the loan or determines to cease lending under its construction loan facility, the Company will be required to pursue alternative financing for the Company’s generation backlog. If the Company is unable to obtain such financing, it may result in delays in project execution and potential termination or events of default under certain power purchase agreements.

Finally, under the most recent amendment to the construction loan agreement with Fifth Third, the Company has agreed (among other things) that, no later than September 28, 2019, it will deliver to Fifth Third a binding loan agreement for permanent financing from another lender and one or more binding letters of intent from tax equity investors in an amount of at least $18.0 million, provided that such date will be automatically extended to October 21, 2019 in the event that the Hercules credit facility is repaid or extended beyond October 21, 2019, and further provided that both dates could be extended by an additional 60 days due to delays outside of the control of the Company or if Fifth Third is reasonably satisfied that the Company is negotiating diligently and in good faith with potential take-out lenders or tax equity investors.  If the Company is unable to obtain a binding loan agreement for permanent financing from another lender and one or more binding letters of intent from tax equity investors in an amount of at least $18.0 million, and if Fifth Third does not provide further accommodation, the Company may default on the Fifth Third loan. The occurrence of an event of default under the Fifth Third loan may result in the principal and all accrued interest becoming immediately due and payable.

Should these obligations to NRG, Generate Lending and Fifth Third mature as described above without further extension or amendment, the Company may not have the liquidity to repay such obligations.  The occurrence of an event of default under any of these project finance agreements also constitutes or may result in an event of default under, and causes or may cause the acceleration of amounts due under these agreements and a number of other material financial obligations of the Company, including the Hercules facility, the loan from the State of Connecticut, the financing agreements with PNC and the loan from the Connecticut Green Bank.

The terms of any financing and other measures to obtain funds that may be undertaken by the Company may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain and retain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development efforts and commercialization efforts and accelerate its exploration of potential sales of its intellectual property, other assets, and business, any of which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue its business plans, there is no assurance that the Company will be successful in obtaining and retaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain external financing and/or increase liquidity through sales of its assets, its intellectual property or all or part of its business or through licensing of its technology and intellectual property, it may not be able to sustain future operations.  As a result, the Company may be required to delay, reduce and/or cease its operations and/or seek bankruptcy protection. Based on its recurring losses from operations, expectation of continuing operating losses for the foreseeable future, negative working capital, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Cash and Other Capital Resources

Cash and cash equivalents including restricted cash totaled $45.8 million as of July 31, 2019 compared to $80.2 million as of October 31, 2018.

•	Unrestricted cash and cash equivalents was $16.0 million as of July 31, 2019 compared to $39.3 million as of October 31, 2018.
•

Restricted cash and cash equivalents was $29.8 million as of July 31, 2019, of which $1.4 million was classified as current and $28.4 million was classified as non-current, compared to $40.9 million of total restricted cash and cash equivalents as of October 31, 2018, of which $5.8 million was classified as current and $35.1 million was classified as non-current.

On June 13, 2018, the Company entered into the Sales Agreement with the Agents to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million through the Agents.  Under the Sales Agreement, the Agent making the sales will be entitled to a commission in an amount equal to 3.0% of the gross proceeds from such sales. During the three and nine months ended July 31, 2019, the Company sold approximately 44.0 million shares under the Sales Agreement at an average sale price of $0.38 per share and raised aggregate gross proceeds of approximately $16.7 million before deducting expenses and commissions.  Commissions of $0.5 million were paid to the Agent making the sales during the three and nine months ended July 31, 2019, resulting in net proceeds of approximately $16.2 million. In addition, after July 31, 2019 (the end of the quarter), the Company sold approximately 7.5 million shares under the Sales Agreement at an average sale price of $0.31 per share and raised aggregate gross proceeds of approximately $2.4 million before deducting expenses and commissions. Commissions of $0.07 million were paid to the Agent making the sales after July 31, 2019, resulting in net proceeds of approximately $2.3 million. As the Company had sold an aggregate of approximately $27.1 million of common stock under the Sales Agreement as of September 4, 2019, the Company may sell up to approximately $22.9 million of common stock in the future under the Sales Agreement, subject to contractual requirements, trading windows and market conditions.

The Company also has an effective shelf registration statement on file with the SEC for issuance of additional equity and debt securities.

Generation/Operating Portfolio, Projects, Project Awards, and Backlog

Our future liquidity will be dependent on obtaining a combination of increased order and contract volumes, increased cash flows from our generation and service portfolios, cost reductions necessary to achieve profitable operations, debt and equity from the capital markets, and additional sources of outside financing.  To grow our generation portfolio, we will invest in developing and building turn-key fuel cell projects which we will own and classify as project assets on the balance sheet. This strategy requires liquidity, and we expect to have increasing liquidity requirements to the extent that project sizes and the number of projects increase. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital, availability under our construction financing facilities or other financing arrangements. Delays in construction progress, in completing financing, in obtaining new financing, or the sale of our projects may impact our liquidity in a material way.

Our operating portfolio (26.1 MW as of July 31, 2019) contributes higher long-term cash flows to us than if these projects had been sold. These projects currently generate approximately $22 million per year in annual revenue depending on plant output and site conditions. We plan to continue to grow this portfolio while also selling certain projects to investors.  As of July 31, 2019, we had projects representing an additional 52.1 MW under development and construction, which projects are expected to generate operating cash flows in future periods. These totals do not include the 32.4 MW Long Island Power Authority (“LIPA”) project awards, which are not yet in backlog. Including the LIPA awards, the projects in process totaled 84.5 MW as of July 31, 2019.  We expect these projects in process, including the LIPA awards, to generate an additional $70 - $80 million of annual recurring revenue if and when they become operational. Retaining long-term cash flow positive projects combined with our service fleet is expected to result in reduced reliance on new project sales to achieve cash flow positive operations. We have worked with and are continuing to work with lenders and financial institutions to secure long-term debt and sale-leasebacks for our project asset portfolio as well as for construction period financing.  The Company does not currently have committed financing for this portfolio.  There can be no assurance that such financing can be attained.  As of July 31, 2019, we have financed four projects through sale-leaseback transactions.  As of July 31, 2019, total financing obligations and debt outstanding related to project assets was $102.0 million. Future required payments total $86.4 million as of July 31, 2019. The outstanding financing obligation under the sale-leaseback transactions includes an embedded gain, which will be recognized at the end of the lease term.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of July 31, 2019:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '14	15
		Total MW Operating:	26.1

In May 2019, we closed on the acquisition of the 14.9 MW Bridgeport Fuel Cell Project in Bridgeport, Connecticut from Dominion Generation, Inc. We own and operate the Bridgeport Fuel Cell Project as part of our generation portfolio, which is included in the table above. The Bridgeport Fuel Cell Project is expected to produce annual revenue in excess of $15 million per year and is expected to deliver EBITDA margins in excess of 50%. The total cash consideration paid was $35.5 million. We funded the acquisition with a combination of third party financing and $15 million of restricted cash on hand that was tied to the project and released at closing. Liberty Bank and Fifth Third jointly provided the senior project-level debt facility of $25 million, while the Connecticut Green Bank provided additional subordinated capital.  The PPA term runs through December 2028.

The following table summarizes projects in process, including those in backlog and awards, as of July 31, 2019:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Estimated Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Triangle St	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q4 '19	Tariff
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q4 '19	20
Bolthouse Farms	Bakersfield, CA	Bolthouse Farms (Campbell's)	5.0	Q2 '20	20
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	Q3 '20	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.2	Q1 '22	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	Q2 '21	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q1 '21	20
LIPA 2 *	Long Island, NY	PSEG / LIPA, LI NY (Utility)	18.5	Q1 '22	20
LIPA 3 *	Long Island, NY	PSEG / LIPA, LI NY (Utility)	13.9	Q4 '22	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	Q3 '22	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.8	Q3 '21	20
		Total MW in Process:	84.5

* Projects are “awards” and not in contracted backlog. Refer to additional disclosure below.

We had contract backlog totaling approximately $1.4 billion as of July 31, 2019.  We also had project awards with respect to 32.4 MW of LIPA projects totaling an additional $636.3 million, resulting in total backlog and awards of approximately $2.1 billion as of July 31, 2019.

Backlog by revenue category is as follows:

•

Services and license backlog totaled $256.9 million as of July 31, 2019 compared to $317.8 million as of July 31, 2018.  Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements.

•

Generation backlog totaled $1.2 billion as of July 31, 2019 compared to $430.0 million as of July 31, 2018.  Generation backlog represents future contracted energy sales under contracted PPAs between us and the end-user of the power.

•	Product sales backlog totaled $1.0 thousand as of July 31, 2019 compared to $9.5 thousand as of July 31, 2018.
•	Advanced Technologies contract backlog totaled $27.2 million as of July 31, 2019 compared to $35.8 million as of July 31, 2018.

Backlog represents definitive agreements executed by us and our customers. Projects for which we have a PPA are included in generation backlog, which represents future revenue under long-term PPAs. Projects sold to customers (and not retained by us) are included in product sales and service backlog and the related generation backlog is removed upon the sale. Project awards referenced by us are notifications that we have been selected, typically through a competitive bidding process, to enter into definitive agreements. These awards have been publicly disclosed but are still subject to negotiation and execution with the off-taker and are not yet definitive.  We are working to enter into definitive agreements with respect to these project awards and, upon execution of a definitive agreement with respect to a project award, that project award will become backlog. Project awards that were not included in backlog as of July 31, 2019 include the 32.4 MW LIPA project awards (which are expected to become generation backlog).  These awards in total represent approximately $636.3 million of future revenue potential over the life of the projects, assuming we retain ownership of the projects.  If we were to sell such projects, the backlog amount would be decreased (in an amount determined by the negotiated sales price at the time of sale) and would consist of product sales to be recognized over a one to two-year period and service revenue to be recognized over a twenty-year term.

Other Factors That May Impact Liquidity

Factors that may impact our liquidity in fiscal year 2019 and beyond include:

•

Management is exploring refinancing alternatives for our senior secured credit facility with Hercules. If we are not able to consummate such a refinancing transaction and if Hercules is not willing to provide further accommodations, we could default on our obligations under our senior secured credit facility with Hercules, which would trigger additional defaults under other agreements.  We also have a loan agreement with NRG that has a maturity date of September 30, 2019 and a loan agreement with Generate Lending pursuant to which Generate Lending has a call right, which, if exercised, would require repayment of all outstanding amounts (plus accrued but unpaid interest) on September 30, 2019.  Management plans to continue to pursue project financing for our generation backlog with our existing lenders and new lenders, as necessary. If we are unable to obtain such project financing (and cannot retain existing financing), we may have events of default under our project finance agreements.  If we are unable to obtain alternate external financing, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

•

We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.  We manage production rate based on expected demand and projects schedules. Changes to production rate take time to implement. In fiscal 2018, our production rate was 25 MW.  In conjunction with and following the reorganization and reduction in force in April 2019, we reduced our production rate to approximately 2 MW which has resulted in an annualized production rate through July 31, 2019 of 17.5 MW.  The Company will evaluate future increases in production rate if and when warranted by business conditions.

•

As project sizes evolve, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit, bonding or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•

The Company currently has a large engineering workforce pursuing both funded and unfunded research and development activity. The Company is pursuing new contracts to offset spending and may make additional adjustments to its cost structure as necessary.

•

The amount of accounts receivable and unbilled receivables as of July 31, 2019 and October 31, 2018 was $16.1 million ($4.2 million of which is classified as “Other assets”) and $32.4 million ($9.4 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of July 31, 2019 and October 31, 2018 was $62.0 million ($2.2 million is classified as long-term inventory) and $53.6 million, respectively, which includes work in process inventory totaling $35.3 million and $29.1 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment.  To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations of inventory and use of cash as of any balance sheet date.

•

The amount of total project assets as of July 31, 2019 and October 31, 2018 was $156.4 million and $99.6 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are either operating and producing revenue or under construction.  Project assets as of July 31, 2019 consisted of $62.3 million of completed, operating installations and $94.1 million of projects in development.  As of July 31, 2019, we had 26.1 MW of our operating project assets (which includes the 14.9 MW Bridgeport Fuel Cell Project acquired on May 9, 2019), which generated $8.6 million of revenue for the nine months ended July 31, 2019.  Also, as of July 31, 2019, we had an additional 84.5 MW under development and construction, some of which is expected to generate operating cash flows in fiscal year 2019.

•

Under the terms of certain contracts, we will provide performance security for future contractual obligations. As of July 31, 2019, we had pledged approximately $29.8 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

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

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $45.8 million as of July 31, 2019 compared to $80.2 million as of October 31, 2018.  As of July 31, 2019, restricted cash and cash equivalents was $29.8 million, of which $1.4 million was classified as current and $28.4 million was classified as non-current, compared to $40.9 million total restricted cash and cash equivalents as of October 31, 2018, of which $5.8 million was classified as current and $35.1 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2019	2018
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(18,307)	$29,346
Net cash used in investing activities	(59,273)	(36,036)
Net cash provided by financing activities	43,168	6,538
Effects on cash from changes in foreign currency rates	(28)	(41)
Net decrease in cash, cash equivalents and restricted cash	$(34,440)	$(193)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $18.3 million during the nine months ended July 31, 2019, compared to $29.3 million of net cash provided by operating activities during the nine months ended July 31, 2018.

Net cash used in operating activities for the nine months ended July 31, 2019 was primarily the result of the net loss of $42.4 million and increases in inventory of $8.4 million and unbilled receivables of $5.6 million, offset by increases in accounts payable of $9.4 million, deferred revenue of $3.7 million and a decrease in accounts receivable of $4.3 million and net non-cash adjustments of $19.5 million.

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

Investing Activities – Net cash used in investing activities was $59.3 million for the nine months ended July 31, 2019, compared to net cash used in investing activities of $36.0 million during the nine months ended July 31, 2018.

Net cash used in investing activities for the nine months ended July 31, 2019 included the purchase of all the outstanding membership interests in Bridgeport Fuel Cell, LLC (“BFC”) for $35.5 million, a $21.9 million investment in project assets to expand our operating portfolio and $1.9 million for capital expenditures.

Net cash used in investing activities for the nine months ended July 31, 2018 included a $28.4 million investment in project assets to expand our operating portfolio and $7.6 million for capital expenditures.

Financing Activities – Net cash provided by financing activities was $43.2 million during the nine months ended July 31, 2019, compared to net cash provided by financing activities of $6.5 million during the nine months ended July 31, 2018.

Net cash provided by financing activities during the nine months ended July 31, 2019 resulted from the receipt of $55.1 million of debt proceeds, which included $26.7 million of loans from various lenders used for the purchase of all of the outstanding membership interests in BFC, $11.1 million from Fifth Third, $10.0 million from Generate Lending, $5.8 million from NRG, and $1.5 million under the Enhanced Capital Loan Agreement (as defined below) offset by debt repayment of $23.0 million, the payment of deferred financing costs of $2.5 million and the payment of preferred dividends and return of capital of $1.8 million.

Net cash provided by financing activities during the nine months ended July 31, 2018 included the receipt of $13.1 million under the amended Hercules loan and security agreement and net proceeds of $10.0 million from warrant exercises and sales of our common stock under the Sales Agreement offset by cash payments of $13.1 million primarily relating to repayments under the Hercules loan and the payment of preferred dividends and the return of capital of $3.1 million.

Sources and Uses of Cash and Investments

In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs on a per unit basis.  We also continue to invest in new product and market development and, as a result, we are not consistently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts, generation assets and Advanced Technologies contracts as well as sales of equity and equity linked securities and issuances of corporate and project debt and monetization of technology through licenses.  During the second quarter of fiscal year 2019, we implemented a series of restructuring activities aimed at reducing operating costs and streamlining operations while targeting cash generation and long-term financial stability.

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of July 31, 2019 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$44,827	$40,720	$4,085	$22	$—
Series 1 Preferred obligation (2)	5,041	1,425	3,616	—	—
Term and Construction loans (principal and interest) (3)	86,888	42,904	16,353	14,469	13,162
Capital and operating lease commitments (4)	5,316	880	934	779	2,723
Sale-leaseback financing obligation (5)	18,261	3,627	5,684	4,527	4,423
Option fee(6)	300	150	150	—	—
Series B Preferred dividends payable (7)	—	—	—	—	—
Totals	$160,633	$89,706	$30,822	$19,797	$20,308

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
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

(3)	The Company has certain corporate and project finance term and construction loans outstanding, the terms of which are further summarized below.
(4)	Future minimum lease payments on capital and operating leases.
(5)

The amount represents payments due on sale-leaseback transactions of our wholly-owned subsidiaries, under their respective financing agreements with PNC.  Lease payments under this facility are generally payable in fixed quarterly installments over a ten-year period.

(6)

We entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement.

(7)

We pay $3.2 million, if and when declared, in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at July 31, 2019) for 20 trading days during any consecutive 30 trading day period.

Term and Construction Loans

Webster Bank Loan. In November 2016, our wholly-owned subsidiary, FuelCell Finance, entered into a membership interest purchase agreement with GW Power LLC (“GWP”) whereby FuelCell Finance purchased all of the outstanding membership interests in New Britain Renewable Energy, LLC (“NBRE”) from GWP.  GWP assigned the NBRE interest to FuelCell Finance free and clear of all liens other than a pledge in favor of Webster Bank, National Association (“Webster Bank”).  FuelCell Finance assumed the debt outstanding with Webster Bank in the amount of $2.3 million.  The term loan interest rate is 5.0% per annum and payments due on a quarterly basis commenced in January 2017.  The balance outstanding as of July 31, 2019 was $0.6 million.

Hercules Loan. In April 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Hercules Agreement”) with Hercules for an aggregate principal amount of up to $25.0 million, subject to certain terms and conditions.  The loan was a 30 month secured facility.

The Hercules Agreement was subsequently amended on September 5, 2017, October 27, 2017, March 28, 2018, August 29, 2018, December 19, 2018, February 28, 2019, March 29, 2019, May 8, 2019, June 11, 2019 and July 24, 2019.  Principal payments under the Hercules Agreement began on April 1, 2019 and were expected to total approximately $1.8 million per month, however, the Company has been prepaying principal as a result of the recent amendments to the Hercules Agreement, resulting in a loan balance of $7.4 million as of July 31, 2019.  The term loan interest rate as of July 31, 2019 was 10.65%.  The term loan interest rate is the greater of (i) 9.90% plus the prime rate minus 4.50%, and (ii) 9.90%.  The initial end of term charge of $1.7 million was paid on October 1, 2018.  An additional end of term charge of $0.9 million will be due on April 1, 2020 or upon repayment of the principal balance.  The additional end of term charge is being accreted over a 30-month term.

On June 11, 2019, the Company and Hercules entered into the ninth amendment to the Hercules Agreement (the “Ninth Hercules Amendment”). Under the Ninth Hercules Amendment, the Company agreed, among other things, to: (a) no later than June 11, 2019, pay Hercules $1.4 million to be applied towards the outstanding balance of the loan; (b) no later than June 26, 2019, direct EMRE to pay Hercules $6.0 million of the $10.0 million payable under the EMRE License Agreement to be applied towards the outstanding balance of the loan; and (c) on each of July 1, 2019 and August 1, 2019, pay Hercules interest-only payments on the outstanding principal balance of the loan.  In the Ninth Hercules Amendment, the term “Amendment Period” is defined as the period from and after June 11, 2019 through the earlier of (i) August 9, 2019 and (ii) the occurrence of any event of default under the Ninth Hercules Amendment.  The Hercules Agreement was further modified by the Tenth Hercules Amendment described below.

On July 24, 2019, the Company and Hercules entered into the tenth amendment to the Hercules Agreement (the “Tenth Hercules Amendment”).  In the Tenth Hercules Amendment, the “Amendment Period” is defined as the period from and after July 24, 2019 through the earlier of (i) September 30, 2019 and (ii) the occurrence of any event of default under the Tenth Hercules Amendment; provided, however, that in the event that the outstanding balance of the secured obligations (including accrued interest, fees, costs, and charges) has been paid down to an amount that is less than or equal to $5.0 million on or before September 30, 2019, the Amendment Period shall be extended automatically through the earlier of (i) October 22, 2019 and (ii) the occurrence of any event of default under the Tenth Hercules Amendment.

Under the Tenth Hercules Amendment, the Company has agreed, among other things, to: (a) no later than July 25, 2019, pay Hercules $4.0 million to be applied towards the outstanding balance of the loan; (b) from and after June 24, 2019 through the end of the Amendment Period under the Tenth Hercules Amendment, pay Hercules, on the third trading day of each week (each, an “ATM Payment Date”) following a week in which the Company issues shares of its common stock under the Sales Agreement or any similar or replacement agreement (each such week, an “ATM Issuance Period”), an amount equal to 30% of the net proceeds, after deducting commissions and any offering-related expenses, of such issuances (“Net ATM Proceeds”), if any, received in cash by the Company from such issuances, if any, during the ATM Issuance Period completed immediately prior to such ATM Payment Date, which amount shall be applied towards the outstanding balance of the loan; and (c) pay to Hercules an interest-only payment on the outstanding principal balance of the loan at the term loan interest rate, which payment shall be due and payable on September 1, 2019; provided, however, that in the event the Amendment Period under the Tenth Hercules Amendment is extended to October 22, 2019 (as described above), the Company shall pay to Hercules an interest and amortization payment on the outstanding principal balance of the secured obligations at the term loan interest rate, which payment shall be due and payable on October 1, 2019.  The Company has further agreed that interest at the default rate (which is an additional 5% per annum against outstanding obligations), which has been accruing from June 3, 2019, will continue to accrue and be due and payable, subject to the terms of the Tenth Hercules Amendment; provided, however, that in the event that all of the secured obligations are paid in full on or prior to the last day of the Amendment Period under the Tenth Hercules Amendment (as such may be extended as described above), Hercules will fully and unconditionally waive its right to payment of accrued and unpaid default interest.  The accrued and unpaid default interest totaled $0.1 million as of July 31, 2019.   The total outstanding balance under the Hercules Agreement as of July 31, 2019 was $7.4 million.

In addition, Hercules has waived the Company’s compliance with certain financial reporting covenants and the minimum unrestricted cash balance covenant set forth in the Hercules Agreement, in each case from June 11, 2019 through the end of the Amendment Period under the Tenth Hercules Amendment.

The Hercules Agreement contains certain representations and warranties, affirmative and negative covenants, and events of default, including the occurrence of a circumstance that would reasonably be expected to have a material adverse effect, that entitle Hercules to cause the indebtedness under the agreement to become immediately due and payable.  The occurrence of an event of default under the Hercules Agreement also constitutes or may result in an event of default under, and causes or may cause the acceleration of, a number of material financial obligations of the Company, including the loan from the State of Connecticut, the loan from Connecticut Green Bank, and the project finance facilities with Generate Lending, PNC and Fifth Third. The occurrence of an event of default under the Hercules Agreement also constitutes a triggering event under the Series D Certificate of Designations.

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

State of Connecticut Loan. In November 2015, the Company entered into a definitive Assistance Agreement with the State of Connecticut and received a disbursement of $10.0 million, which was used for the first phase of the expansion of the Company’s Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Interest accrues at a fixed interest rate of 2.0 percent, repayable over 15 years. Principal payments were deferred for four years from disbursement and begin on December 1, 2019.  Under the Assistance Agreement, the Company was eligible for forgiveness of up to 50 percent of the loan principal if the Company created 165 full-time positions and retained 538 full-time positions for two consecutive years (the “Employment Obligation”) as measured on October 28, 2017 (the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to maintain 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan.  The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within ninety days of the Target Date.  If the Company does not meet the Employment Obligation, then a penalty shall be assessed at a rate of $18,587.36 times the number of employees below the Employment Obligation.  Such penalty, which accelerates the payment, is immediately payable and will be first applied against any outstanding fees or interest due and then against outstanding principal.

NRG Loan.  In July 2014, the Company, through its wholly-owned subsidiary, FuelCell Finance, entered into the NRG Loan Agreement. Pursuant to the NRG Loan Agreement, NRG extended a $40.0 million loan facility to FuelCell Finance for the purpose of accelerating project development by the Company and its subsidiaries.  Under the NRG Loan Agreement, FuelCell Finance and its subsidiaries were permitted to draw on the loan facility to finance the construction of projects through the commercial operating date of the power plants.  Additionally, FuelCell Finance had the option to continue the financing term for each project after the commercial operating date for a minimum term of five years per project.  The interest rate is 8.5% per annum for construction-period financing and 8.0% per annum thereafter.

On December 13, 2018, FuelCell Finance’s wholly owned subsidiary, Central CA Fuel Cell 2, LLC, drew a construction loan advance of $5.8 million under the NRG loan facility. This advance was used to support the completion of construction of the 2.8 MW Tulare BioMAT project in California. In conjunction with the December 13, 2018 draw, FuelCell Finance and NRG entered into an amendment to the NRG Loan Agreement to revise the definitions of the terms “Maturity Date” and “Project Draw Period” under the NRG Loan Agreement and to make other related revisions. Pursuant to this amendment, FuelCell Finance and its subsidiaries could only request draws through December 31, 2018 and the Maturity Date of each note was the earlier of (a) March 31, 2019 and (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the borrower under such note.  As of July 31, 2019, there have been no other drawdowns under the NRG loan facility.

Prior to July 31, 2019, the Maturity Date was subsequently extended through amendments to the NRG Loan Agreement on March 29, 2019 (the “third amendment”), June 13, 2019 and July 11, 2019 (the “fifth amendment”).  In connection with the third amendment, the Company agreed to make an additional payment of $750,000 at the Maturity Date, which is recorded in interest expense on the Consolidated Statement of Operations.  In addition, the fifth amendment, which was in effect as of the end of the quarter, extended the Maturity Date of each note to the earlier of (a) August 9, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by Central CA Fuel Cell 2, LLC, and (c) closing of a refinancing of indebtedness; provided, however, in the event NRG determines, in its sole discretion, that the Company is not making sufficient progress toward the completion of the construction of the 2.8 MW Tulare BioMAT project in California, including but not limited to delivery of a mutually agreed plan of completion by no later than July 19, 2019, NRG may accelerate the Maturity Date on the date of such determination.

On August 8, 2019, FuelCell Finance, Central CA Fuel Cell 2, LLC, and NRG entered into the sixth amendment to the NRG Loan Agreement, which amends the definition of “Maturity Date” under the NRG Loan Agreement.  Pursuant to the sixth amendment, the Maturity Date of each note is now the date that is the earliest of (a) September 30, 2019, (b) the commercial operation date or substantial completion date, as applicable, with respect to the fuel cell project owned by the co-borrower under such note, and (c) the repayment in full or the closing of a refinancing of the Company’s indebtedness with Hercules; provided, however, in the event NRG determines, in its sole discretion, that FuelCell Finance and Central CA Fuel Cell 2, LLC are not making sufficient progress toward the completion of the construction of the 2.8 MW Tulare BioMAT project in California, NRG may accelerate the Maturity Date on the date of such determination. In conjunction with the sixth amendment, Central CA Fuel Cell 2, LLC prepaid interest (which would otherwise be paid at maturity) that had been accrued through the date of the sixth amendment totaling approximately $0.3 million.

Connecticut Green Bank Loans.  As of July 31, 2019, we had a long-term loan agreement with the Connecticut Green Bank, providing a total of $5.9 million in support of the Bridgeport Fuel Cell Project. During the three months ended July 31, 2019, this loan was partially repaid with a new project level loan from Connecticut Green Bank in connection with the Company’s acquisition of all of the membership interests in BFC.  The balance as of July 31, 2019 was $1.8 million.

On May 9, 2019, in connection with the closing of the purchase of BFC, BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”).  As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement (as described below). The interest rate under the Subordinated Credit Agreement is 8% per annum.  Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period. The Subordinated Credit Agreement contains customary representations, warranties and covenants.  The balance under the Subordinated Credit Agreement as of July 31, 2019 was $5.9 million.

Enhanced Capital Loan.  On January 9, 2019, we, through our indirect wholly-owned subsidiary TRS Fuel Cell, LLC, entered into a Loan and Security Agreement (the “Enhanced Capital Loan Agreement”) with Enhanced Capital Connecticut Fund V LLC in the amount of $1.5 million.  Interest will accrue at a rate of 6.0% per annum, calculated on a 30/360 basis, on all outstanding principal, paid on the first business day of each month.  The loan maturity date is three years from the date of the Enhanced Capital Loan Agreement upon which the outstanding principal and accrued interest will be payable.

Fifth Third Bank Groton Loan. On February 28, 2019, the Groton Borrower entered into the Groton Agreement with Fifth Third pursuant to which Fifth Third agreed to make available to Groton Borrower a construction loan facility in an aggregate principal amount of up to $23.0 million to fund the manufacture, construction, installation, commissioning and start-up of the Groton Project.  Groton Borrower made an initial draw under this facility on the date of closing of $9.7 million and made an additional draw of $1.4 million in April 2019.

On August 13, 2019, Groton Borrower and Fifth Third entered into Amendment No. 1 to the Groton Agreement (the “Groton Amendment”). Under the Groton Amendment, the definition of “Commitment” was amended to reduce the aggregate principal amount of the facility available to Groton Borrower from $23.0 million to $18.0 million. Pursuant to the Groton Amendment, Groton Borrower has agreed to (i) no later than August 16, 2019, deliver executed bailee letters for certain collateral, (ii) no later than August 21, 2019, provide Fifth Third with a plan to fund the remaining project costs needed to complete the construction of the Groton Project, (iii) complete the conditioning of the first of the remaining two fuel cells units for the Groton Project no later than September 19, 2019 and the final fuel cell unit for the Groton Project by October 25, 2019, and (iv) no later than September 28, 2019, deliver to Fifth Third a binding loan agreement for permanent financing and one or more binding letters of intent from tax equity investors, such date to be automatically extended to October 21, 2019 in the event that the Company’s credit facility with Hercules is repaid or extended beyond October 21, 2019; and further provided that such dates shall be extended by an additional 60 days due to delays outside of control of Groton Borrower or if Fifth Third is reasonably satisfied that Groton Borrower is negotiating diligently and in good faith with potential take-out lenders or tax equity investors.

Bridgeport Loans.  On May 9, 2019, in connection with the purchase of the membership interests of BFC, FuelCell Finance entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third, as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third provided financing to BFC in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing to BFC in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s ownership interest in BFC.

BFC has the right to make additional principal payments or pay the balance due under the Credit Agreement in full provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The maturity date is May 9, 2025. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on a total notional value of $25.0 million.  An interest rate swap agreement was required to be entered into with Fifth Third in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, BFC entered into the 1992 ISDA Master Agreement, along with the Schedule to such Agreement, with Fifth Third, and executed the related trade confirmations on May 17, 2019. The net interest rate across the BFC Credit Agreement and the swap transaction totals a fixed rate of 5.09%.

The obligations of BFC to Fifth Third under the swap agreement are treated as obligations under the BFC Credit Agreement and, accordingly, are secured by the same collateral securing the obligations of BFC under the BFC Credit Agreement.

The BFC Credit Agreement also requires BFC to maintain a debt service reserve at each of Liberty Bank and Fifth Third of $1.25 million, which debt service reserves were funded on May 10, 2019, to be held in deposit accounts at each respective bank, with funds to be disbursed with the consent of or at the request of the required lenders in their sole discretion. Each of Liberty Bank and Fifth Third also has an operation and module replacement reserve (“O&M Reserve”) of $250.0 thousand, both of which were funded at closing, to be held in deposit accounts at each respective bank, and thereafter BFC is required to deposit $100.0 thousand per month into each O&M Reserve for the first five years of the BFC Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third and to deposit 50% of the excess cash flows from the Bridgeport Fuel Cell Project into these accounts. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of service fees to the Company), debt service to Liberty Bank and Fifth Third, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility.  BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured annually based on fiscal quarters beginning with the quarter ended July 31, 2020. The BFC Credit Agreement contains customary representations, warranties and covenants and includes a material adverse effect clause related to the operations, business, properties, liabilities or prospects of Bridgeport Fuel Cell, LLC.

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Restricted Cash

We have pledged approximately $29.8 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2019, outstanding letters of credit totaled $5.2 million. These expire on various dates through August 2028.  Under the terms of certain contracts, we will provide performance security for future contractual obligations.  The restricted cash balance as of July 31, 2019 also included $17.8 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $6.9 million relating to future obligations associated with the Bridgeport Fuel Cell Project.

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

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants.  In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.  As of July 31, 2019, our PPA operating portfolio was 26.1 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of July 31, 2019, Advanced Technologies contracts backlog totaled $27.2 million, of which $15.8 million is funded and $11.4 million is unfunded. Should funding be terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 19. “Commitments and Contingencies” to our consolidated financial statements for the nine months ended July 31, 2019 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes, contingencies and valuing assets acquired and pre-existing contractual arrangements settled in the acquisition of Bridgeport Fuel Cell, LLC.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. The Company has an interest rate swap that will be marked-to-market on a quarterly basis.  The mark-to-market adjustment is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers.  The mark-to-market methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments during the term at the notional amount of the loan outstanding based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments during the term of the loan at the notional amount which is equivalent to the outstanding principal.  Based on our overall interest rate exposure as of July 31, 2019, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2019, approximately 1% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollar and South Korean Won) and we have no plans of repatriation. The Company had sales and accounts receivable denominated in foreign currencies and had outstanding accounts receivable denominated in foreign currencies as of July 31, 2019.  We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure

Series 1 Preferred Shares

The conversion feature and the variable dividend obligation of FCE FuelCell Energy Ltd.’s (“FCE Ltd.”) Class A Cumulative Redeemable Exchangeable Preferred Shares (“Series 1 Preferred Shares”) are embedded derivatives that require bifurcation from the host contract. The aggregate fair value of these derivatives included within long-term debt and other liabilities as of July 31, 2019 and October 31, 2018 was $0.9 million and $0.8 million, respectively. The fair value was based on valuation models using various assumptions, including historical stock price volatility, risk-free interest rate and a credit spread based on the yield indexes of technology high yield bonds, foreign exchange volatility as the Series 1 Preferred Shares are denominated in Canadian dollars, and the closing price of our common stock. Changes in any of these assumptions would change the underlying fair value with a corresponding charge or credit to operations.

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

Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Form 10-Q for the quarter ended July 31, 2019 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may be relied upon.

Previously identified material weakness in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Form 10-Q for the quarter ended April 30, 2019 that the Company did not have resources to sufficiently address asset impairments on a timely basis as a result of the Company’s reorganization activities or the accounting considerations and disclosures related to the Company’s amended credit facilities. As a result, we concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures in the consolidated financial statements related to asset impairments and credit facilities. This control deficiency partially led to the delayed filing of our Form 10-Q for the quarter ended April 30, 2019 to properly reflect adjustments and disclosures in our financial statements for the quarter ended April 30, 2019.

Remediation plan for material weakness

Subsequent to the evaluation made in connection with filing our Form 10-Q for the three and six months ended April 30, 2019, our management, with the oversight of the Audit and Finance Committee of the Board of Directors, began the process of remediating the material weakness which continued to exist as of July 31, 2019 as the Company did not have resources to sufficiently address the accounting for non-routine transactions. Progress to date includes engagement of a third party resource to help evaluate the accounting and disclosure for significant transactions each quarter.  Management also plans to also add additional experienced accounting staff. In addition, under the oversight of the Audit and Finance Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.

We have made progress in accordance with our remediation plan. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures, however, there can be no assurance that this will occur within 2019.

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

The consolidated financial statements included herein have been prepared assuming we will continue as a going concern. Our ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, and maintaining compliance with the covenants and other requirements under the Hercules Agreement, refinancing, extending the maturity of the Hercules Agreement, or repaying the indebtedness outstanding under the Hercules Agreement by no later than September 30, 2019 to avoid acceleration and default, provided that, in the event that the outstanding balance of the secured obligations (including interest, fees, costs and charges) under the Hercules Agreement has been paid down to an amount that is less than or equal to $5.0 million on or before September 30, 2019, the repayment date will be automatically extended to October 22, 2019. The Company also has a loan agreement with NRG that has a maturity date of September 30, 2019 and Generate Lending has a call right under the Generate Facility which, if exercised, will require repayment by September 30, 2019. We plan to continue to pursue project financing for our generation backlog. If we are unable to obtain such project financing, we may have events of default under our project finance agreements and our power purchase agreements with customers. In addition, we need to obtain additional working capital to fund our obligations and operations either through a refinancing or other means. There can be no assurance that we will be able to effect a refinancing or obtain project financing on acceptable terms or repay outstanding indebtedness and obtain additional liquidity.  If we do not have sufficient liquidity to fund our business activities, we may not be able to sustain future operations.  As a result, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

On April 12, 2019, we undertook a reorganization, which included a workforce reduction of 30%, or 135 employees. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our backlog and business plans.

We have debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

Our total consolidated indebtedness was $121.2 million as of July 31, 2019. This includes approximately $102.0 million of debt at our project finance subsidiaries and $19.2 million of debt at the corporate level. The majority of our debt is long-term with $43.4 million due within twelve months of July 31, 2019. Prior to April 30, 2019, we had approximately $40 million of borrowing capacity under a revolving construction and term project financing facility with NRG under which we drew down approximately $5.8 million in December 2018, which must be repaid by the earliest of (i) the commercial operation date of our 2.8 MW Tulare BioMAT project in California, (ii) September 30, 2019 or (iii) the repayment in full or the closing of a refinancing of the Company’s indebtedness with Hercules. Pursuant to the agreement entered into in conjunction with the December 2018 draw, no further draws on the NRG facility are permitted and the facility expired on March 31, 2019. On December 21, 2018, we entered into a $100 million construction loan agreement with Generate Lending and made an initial draw of $10 million.  The Generate loan agreement has a call right that may require repayment by September 30, 2019. On February 28, 2019, we entered into a Construction Loan Agreement with Fifth Third to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut.  We made an initial draw under this Fifth Third facility on the date of closing of $9.7 million and made an additional draw of $1.4 million in April 2019.  The total outstanding balance under this facility as of July 31, 2019 was $11.1 million. On July 24, 2019, the Company entered into the tenth amendment to the Hercules Agreement (the “Tenth Hercules Amendment”).  The Tenth Hercules Amendment provides, among other things, that the Company shall pay Hercules $4.0 million no later than July 25, 2019, which amount was paid, and will pay to Hercules 30% of the net proceeds received from the sale of common stock under the Sales Agreement on a weekly basis. The Tenth Hercules Amendment requires repayment of the indebtedness outstanding under the Hercules Agreement by no later than September 30, 2019 to avoid acceleration and default, provided that, in the event that the outstanding balance of the secured obligations (including interest, fees, costs and charges) under the Hercules Agreement has been paid down to an amount that is less than or equal to $5.0 million on or before September 30, 2019, the repayment date will be automatically extended to October 22, 2019. The total outstanding balance under the Hercules Agreement as of July 31, 2019 was $7.4 million.

Our ability to make scheduled payments of principal and interest and required repayments and to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring operations, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive. Management is exploring refinancing alternatives for our senior secured credit facility with Hercules. If we are not able to consummate a refinancing transaction by September 30, 2019, or October 22, 2019, if the outstanding balance of the Hercules loan has been paid down to an amount that is less than or equal to $5.0 million on or before September 30, 2019, and if Hercules is not willing to provide further accommodations, we could default on our obligations under our senior secured credit facility with Hercules, which would trigger additional defaults under other agreements.

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

We previously disclosed in our Form 10-Q for the quarter ended April 30, 2019 that the Company did not have resources to sufficiently address asset impairments on a timely basis as a result of the Company’s reorganization activities or the accounting considerations and disclosures related to the Company’s amended credit facilities. As a result, we concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures in the consolidated financial statements related to asset impairments and credit facilities. This control deficiency partially led to the delayed filing of our Form 10-Q for the quarter ended April 30, 2019 to properly reflect adjustments and disclosures in our financial statements for the quarter ended April 30, 2019.

Subsequent to the evaluation made in connection with filing our Form 10-Q for the three and six months ended April 30, 2019, our management, with the oversight of the Audit and Finance Committee of the Board of Directors, began the process of remediating the material weakness, which continued to exist as of July 31, 2019 as the Company did not have resources to sufficiently address the accounting for non-routine transactions. Progress to date includes engagement of a third party resource to help evaluate the accounting and disclosure for significant transactions each quarter. Management also plans to also add additional experienced accounting staff. In addition, under the oversight of the Audit and Finance Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.  However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our plans are dependent upon market acceptance of, as well as enhancements to, our products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources or non-fuel based power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our products may be affected by many factors that are out of our control, including:

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

We may be required to record a significant charge to operations in our financial statements should we determine that our goodwill, IPR&D, long-lived assets (i.e., property, plant and equipment), inventory, or project assets are impaired. Such a charge might have a significant impact on our reported financial condition and results of operations.  We recorded a charge during the nine months ended July 31, 2019 for a specific construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of the Company’s liquidity position and continued low level of production rates.

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

The amount of total inventory as of July 31, 2019 and October 31, 2018 was $62.0 million ($2.2 million classified as long-term inventory) and $53.6 million, respectively, which includes work in process inventory totaling $35.3 million and $29.1 million, respectively. We reduced our production rate and have been operating at a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory or new inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it into different products. These actions would result in a significant charge to earnings. Such a charge might have a significant impact on our financial condition and results of operations.

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

Due to the Company’s constrained liquidity, the Company has been delaying certain payments to third parties, including its suppliers, to conserve cash. Management has been actively working with suppliers, and entering into forbearance agreements and payment arrangements. However, the Company may not be able to enter into forbearance agreements or suitable payment arrangements with its suppliers, or the terms of any forbearance agreements or payment arrangements may not be favorable to the Company. If the Company is unable to negotiate such forbearance agreements or payment arrangements, suppliers whose payments have been delayed may take action against the Company, including, but not limited to, filing litigation, arbitration or other proceedings against the Company.

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

As of July 31, 2019, we, excluding our subsidiaries, had 95 U.S. patents and 154 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, solid oxide fuel cell (“SOFC”) technology, PEM fuel cell technology and applications thereof. As of July 31, 2019, we also had 65 patent applications pending in the U.S. and 115 patent applications pending in other jurisdictions. Our U.S. patents will expire between 2019 and 2037, and the current average remaining life of our U.S. patents is approximately 8.7 years. Our subsidiary, Versa Power Systems, Ltd., as of July 31, 2019, had 33 U.S. patents and 95 international patents covering the SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 5.8 years. As of July 31, 2019, Versa Power Systems, Ltd. also had one pending U.S. patent application and nine patent applications pending in other jurisdictions. In addition, as of July 31, 2019, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to two U.S. patents and seven patents outside the U.S. for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

As an exporter, we must comply with various laws and regulations relating to the export of products, services and technology from the U.S. and other countries having jurisdiction over our operations. We are subject to export control laws and regulations, including the International Traffic in Arms Regulation, the Export Administration Regulation, and the Specially Designated Nationals and Blocked Persons List, which generally prohibit U.S. companies and their intermediaries from exporting certain products, importing materials or supplies, or otherwise doing business with restricted countries, businesses or individuals, and require companies to maintain certain policies and procedures to ensure compliance. We are also subject to the Foreign Corrupt Practices Act which prohibits improper payments to foreign governments and their officials by U.S. and other business entities. Under these laws and regulations, U.S. companies may be held liable for their actions and actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of these laws and regulations, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are also subject to registration under the U.S. State Department’s Directorate of Defense Trade Controls (“DDTC”). Due to the nature of certain of our products and technology, we must obtain licenses or authorizations from various U.S. government agencies such as DDTC or Department of Energy, before we are permitted to sell such products or license such technology outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products or license technology outside of the U.S. could negatively impact our results of operations, financial condition or liquidity.

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

We are, or may become, party to various lawsuits and claims arising in the ordinary course of business, which may include lawsuits or claims relating to commercial liability, product recalls, product liability, product claims, employment matters, environmental matters, breach of contract, or other aspects of our business. Litigation is inherently unpredictable, and although we may believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, and results of operations. The costs of responding to or defending litigation may be significant and may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse effect on our business, financial condition, and results of operations.

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

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet commercialization milestones;
•	failure to win contracts through competitive bidding processes;
•	the loss of a major customer or a contract;
•	variations in our quarterly operating results from the expectations of securities analysts or investors;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	changes in the securities analysts that cover us or failure to regularly publish reports;
•	announcements of technological innovations or new products or services by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	investor perception of our industry or our prospects;
•	insider selling or buying;
•	demand for our common stock;
•	dilution from issuances of common stock;
•	general market trends or preferences for non-fueled resources;
•	general technological or economic trends; and
•	changes in United States or foreign political environment and the passage of laws, including, tax, environmental or other laws, affecting the product development business.

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

Provisions in our certificate of incorporation and by-laws and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and Board of Directors. In addition, certain provisions of the Series 1 Preferred Shares, our Series B Preferred Shares and our Series D Preferred Shares could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and Board of Directors.

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

We are also required to issue common stock to the holder of the Series 1 Preferred Shares if and when the holder exercises its conversion rights. The number of shares of common stock that we may issue upon conversion could be significant and dilutive to our existing stockholders. For example, assuming the holder of the Series 1 Preferred Shares exercises its conversion rights after July 31, 2020 and assuming our common stock price is $0.34 (our common stock closing price on July 31, 2019), and an exchange rate of U.S. $1.00 to Cdn. $1.31 (exchange rate on July 31, 2019) at the time of conversion, we would be required to issue approximately 875,380 shares of our common stock.

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

We have the obligation to make bimonthly redemption payments on the Series D Preferred Shares commencing on December 1, 2018. These mandatory redemption payments may each be made, at our option, in cash or in shares of our common stock or in a combination of cash and shares of our common stock, except that our right to make payment in shares of common stock is dependent upon our satisfying certain equity conditions, unless such conditions are waived by the holders of the Series D Preferred Shares or such holders otherwise agree to accept shares of common stock. Among other things, these equity conditions include our continued listing on The Nasdaq Global Market or another permitted exchange, our stock maintaining certain minimum average prices and trading volumes during the applicable measurement period, and the nonexistence of a “triggering event” or an event that with the passage of time or giving of notice would constitute a triggering event.

If we cannot satisfy the equity conditions, we will not be able to make our bimonthly mandatory redemption payments in stock (unless such conditions are waived by the holders of the Series D Preferred Shares or such holders otherwise agree to accept shares of common stock), and we would be forced to make such bimonthly payments in cash. We may not have sufficient cash resources at the applicable time to make those cash payments, or to make such cash payments in full. In addition, certain such cash payments may not be permitted under the terms of our existing or future indebtedness or may cause us to fail to satisfy financial maintenance covenants.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2019 – May 31, 2019	—	$—	—	—
June 1, 2019 – June 30, 2019	362	$1.19	—	—
July 1, 2019 – July 31, 2019	326	$0.26	—	—
Total	688	$0.75	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION
(a)	None.
(b)	None.

Item 6.	EXHIBITS

Exhibit No.	Description
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

10.1

Engagement Letter, dated and effective as of June 2, 2019, between the Company and Huron Consulting Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2019).

10.2

Fourth Amendment to Loan Agreement, dated as of June 13, 2019, by and among FuelCell Energy Finance, LLC, Central CA Fuel Cell 2, LLC, and NRG Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2019).

10.3

Second Amendment to Membership Interest Purchase Agreement dated as of May 9, 2019 between Dominion Generation, Inc. and FuelCell Energy Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.4

Credit Agreement, dated as of May 9, 2019 among Dominion Bridgeport Fuel Cell, LLC, as Borrower, Liberty Bank, as Administrative Agent and Co-Lead Arranger and Fifth Third Bank, as Co-Lead Arranger, the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

10.5

$12,500,000 Promissory Note from Dominion Bridgeport Fuel Cell, LLC for the benefit of Liberty Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2019).

Exhibit No.	Description
10.6

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

10.15

Schedule to the 1992 Master Agreement dated as of May 16, 2019 between Fifth Third Risk Solutions and Bridgeport Fuel Cell, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2019).

10.16

License Agreement, effective as of June 11, 2019, between ExxonMobil Research and Engineering Company and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2019).

10.17(1) (2)

Ninth Amendment to Loan and Security Agreement, dated June 11, 2019, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2019).

10.18

First Amendment to Construction Loan Agreement dated as of June 28, 2019 by and among FuelCell Energy Finance II, LLC and Generate Lending, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2019).

10.19

First Amendment to Right to Finance Agreement dated as of June 28, 2019, by and among FuelCell Energy, Inc., FuelCell Energy Finance II, LLC and Generate Lending, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2019).

Exhibit No.	Description
10.20

Fifth Amendment to Loan Agreement, dated as of July 11, 2019, by and among FuelCell Energy Finance, LLC, Central CA Fuel Cell 2, LLC, and NRG Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2019).

10.21

Tenth Amendment to Loan and Security Agreement, dated July 24, 2019, by and among FuelCell Energy, Inc., Versa Power Systems, Inc., Versa Power Systems Ltd., Hercules Capital, Inc. and Hercules Funding II, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2019).

10.22*

Employment Agreement, dated as of July 30, 2019, by and between FuelCell Energy, Inc. and Michael Lisowski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.23*

Employment Agreement, dated as of July 30, 2019, by and between FuelCell Energy, Inc. and Anthony Leo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 30, 2019).

10.24

Sixth Amendment to Loan Agreement, dated as of August 8, 2019, by and among FuelCell Energy Finance, LLC, Central CA Fuel Cell 2, LLC, and NRG Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.25

Second Amendment to Construction Loan Agreement, dated as of August 13, 2019, by and among FuelCell Energy Finance II, LLC, Bakersfield Fuel Cell 1, LLC, BRT Fuel Cell, LLC, CR Fuel Cell, LLC, Yaphank Fuel Cell Park, LLC, Homestead Fuel Cell 1, LLC, Derby Fuel Cell, LLC and Generate Lending, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.26

Second Amendment to Right to Finance Agreement, dated as of August 13, 2019 by and between FuelCell Energy, Inc. and Generate Lending, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.27

Amendment No. 1 to Construction Loan Agreement, dated as of August 13, 2019, by and between Groton Station Fuel Cell, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 13, 2019).

10.28

Amendment to Engagement Letter, dated August 19, 2019 and effective as of August 26, 2019, between FuelCell Energy, Inc. and Huron Consulting Services LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2019).

10.29*

Employment Agreement, effective as of August 26, 2019, by and between FuelCell Energy, Inc. and Jason B. Few. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2019).

10.30*	Summary of Cash Incentive Plan of FuelCell Energy, Inc.

10.31*(1)	Form of Letter Agreement Issued to Employees Under Cash Incentive Plan of FuelCell Energy, Inc.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*Management Contract or Compensatory Plan or Arrangement

(1)  Certain information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because (i) it is not material and (ii) it would likely cause competitive harm if publicly disclosed.

(2)  Certain attachments have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted attachments to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

September 9, 2019	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)