Form 10-Q
period 2020-01-31
FUELCELL ENERGY INC
filed 2020-03-16
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of March 11, 2020:  210,968,852

FUELCELL ENERGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$38,254	$9,434
Restricted cash and cash equivalents - short-term	8,178	3,473
Accounts receivable, net	5,593	3,292
Unbilled receivables	7,523	7,684
Inventories	58,433	54,515
Other current assets	6,805	5,921
Total current assets	124,786	84,319
Restricted cash and cash equivalents - long-term	27,481	26,871
Inventories - long-term	6,797	2,179
Project assets	147,924	144,115
Property, plant and equipment	39,794	41,134
Operating lease right-of-use assets, net	10,276	-
Goodwill	4,075	4,075
Intangible assets	20,939	21,264
Other assets	9,327	9,489
Total assets	$391,399	$333,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,660	$21,916
Current portion of operating lease liabilities	1,149	-
Accounts payable	14,117	16,943
Accrued liabilities	8,958	11,452
Deferred revenue	15,341	11,471
Preferred stock obligation of subsidiary	945	950
Total current liabilities	49,170	62,732
Long-term deferred revenue	29,797	28,705
Long-term preferred stock obligation of subsidiary	16,721	16,275
Long-term operating lease liabilities	9,466	-
Long-term debt and other liabilities	161,804	90,140
Total liabilities	266,958	197,852
Redeemable Series B preferred stock (liquidation preference of $64,020 as of January 31, 2020 and October 31, 2019)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 225,000,000 shares authorized as of January 31, 2020 and October 31, 2019; 210,965,829 and 193,608,684 shares issued and outstanding as of January 31, 2020 and October 31, 2019, respectively	21	19
Additional paid-in capital	1,180,499	1,151,454
Accumulated deficit	(1,115,240)	(1,075,089)
Accumulated other comprehensive loss	(696)	(647)
Treasury stock, Common, at cost (34,194 and 42,496 shares as of January 31, 2020 and October 31, 2019, respectively)	(437)	(466)
Deferred compensation	437	466
Total stockholders’ equity	64,584	75,737
Total liabilities and stockholders' equity	$391,399	$333,446

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2020	2019
Revenues:
Product	$—	$—
Service and license	5,612	11,772
Generation	5,442	1,479
Advanced Technologies	5,210	4,532
Total revenues	16,264	17,783
Costs of revenues:
Product	2,016	3,422
Service and license	1,618	12,319
Generation	5,557	1,636
Advanced Technologies	3,792	2,611
Total costs of revenues	12,983	19,988
Gross profit (loss)	3,281	(2,205)
Operating expenses:
Administrative and selling expenses	5,266	6,759
Research and development expenses	1,155	6,280
Total costs and expenses	6,421	13,039
Loss from operations	(3,140)	(15,244)
Interest expense	(3,277)	(2,464)
Change in fair value of common stock warrant liability	(34,245)	—
Other income, net	531	160
Loss before provision for income taxes	(40,131)	(17,548)
Provision for income taxes	(20)	—
Net loss	(40,151)	(17,548)
Series B preferred stock dividends	(931)	(800)
Series C preferred stock deemed dividends and redemption value adjustment	—	(9,005)
Series D preferred stock deemed dividends and redemption accretion	—	(5,685)
Net loss attributable to common stockholders	$(41,082)	$(33,038)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.20)	$(3.97)
Basic and diluted weighted average shares outstanding	202,216,493	8,321,702

	Three Months Ended January 31,
	2020	2019
Net loss	$(40,151)	$(17,548)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49)	7
Total comprehensive loss	$(40,200)	$(17,541)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2019	193,608,684	$19	$1,151,454	$(1,075,089)	$(647)	$(466)	$466	$75,737
Share based compensation	—	—	488	—	—	—	—	488
Orion warrant exercises	9,396,320	1	25,993	—	—	—	—	25,994
Sale of common stock, net of fees	7,938,228	1	3,501	—	—	—	—	3,502
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	2,585	—	(6)	—	—	—	—	(6)
Preferred dividends — Series B	—	—	(931)	—	—	—	—	(931)
Adjustment for deferred compensation	20,012					29	(29)	-
Effect of foreign currency translation	—	—	—	—	(49)	—	—	(49)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(40,151)	—	—	—	(40,151)
Balance, January 31, 2020	210,965,829	$21	$1,180,499	$(1,115,240)	$(696)	$(437)	$437	$64,584

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2018	7,972,686	$1	$1,073,463	$(990,867)	$(403)	$(363)	$363	$82,194
Share based compensation	—	—	987	—	—	—	—	987
Fee adjustment for common stock issuance	—	—	90	—	—	—	—	90
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	1,946	—	27	—	—	—	—	27
Series C convertible preferred stock conversions	127,829	—	1,974	—	—	—	—	1,974
Series C convertible preferred stock adjustment for beneficial conversion feature	—	—	6,586	—	—	—	—	6,586
Series C convertible stock redemption value adjustments	—	—	(8,550)	—	—	—	—	(8,550)
Series D convertible preferred stock conversions	932,144	—	4,334	—	—	—	—	4,334
Series D convertible preferred stock redemption accretion	—	—	(3,793)	—	—	—	—	(3,793)
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Impact of the adoption of Topic 606	—	—	—	(6,654)	—	—	—	(6,654)
Effect of foreign currency translation	—	—	—	—	7	—	—	7
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(17,548)	—	—	—	(17,548)
Balance, January 31, 2019	9,034,605	$1	$1,074,318	$(1,015,069)	$(396)	$(363)	$363	$58,854

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,151)	$(17,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	488	982
Loss from change in fair value of embedded derivatives	-	22
Depreciation and amortization	4,630	2,199
Change in fair value of common stock warrant liability	34,245	—
Gain on Series 1 preferred stock extinguishment	(475)	—
Non-cash interest expense on preferred stock and debt obligations	1,591	1,574
Operating lease expense	156	—
Operating lease payments	(211)	—
Unrealized foreign exchange gains	(84)	(12)
Other non-cash transactions, net	308	187
(Increase) decrease in operating assets:
Accounts receivable	(2,301)	1,329
Unbilled receivables	554	(7,828)
Inventories	(5,780)	(1,227)
Other assets	(1,141)	139
Increase (decrease) in operating liabilities:
Accounts payable	(2,481)	(152)
Accrued liabilities	(816)	2,532
Deferred revenue	4,962	5,845
Net cash used in operating activities	(6,506)	(11,958)
Cash flows from investing activities:
Capital expenditures	(64)	(1,591)
Project asset expenditures	(7,624)	(12,633)
Project asset acquisition	(611)	—
Net cash used in investing activities	(8,299)	(14,224)
Cash flows from financing activities:
Repayment of debt	(15,535)	(1,610)
Proceeds from debt, net of debt discount	66,862	17,250
Payment of deferred financing costs	(2,455)	(485)
Payment of preferred dividends and return of capital	(3,385)	(1,036)
Common stock issued for stock plans and related expenses	—	31
Proceeds from sale of common stock and warrant exercises, net	3,502	-
Net cash provided by financing activities	48,989	14,150
Effects on cash from changes in foreign currency rates	(49)	7
Net increase (decrease) in cash, cash equivalents and restricted cash	34,135	(12,025)
Cash, cash equivalents and restricted cash-beginning of period	39,778	80,239
Cash, cash equivalents and restricted cash-end of period	$73,913	$68,214
Supplemental cash flow disclosures:
Cash interest paid	$558	$827
Noncash financing and investing activity:
Series C preferred share conversions	—	1,974
Series D preferred share conversions	—	4,334
Operating lease liabilities	489	—
Operating lease right-of-use assets	489	—
Net noncash reclasses from project assets to inventory	2,756	—
Warrant exercises	25,994	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	9	107
Accrued purchase of project assets, cash to be paid in subsequent period	495	2,050

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1.  Nature of Business and Basis of Presentation

FuelCell Energy, Inc., together with its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”), is a leading integrated fuel cell company with a growing global presence in delivering environmentally-responsible distributed baseload power solutions through our proprietary, molten-carbonate fuel cell technology. We develop turn-key distributed power generation solutions and operate and provide comprehensive service for the life of the power plant. We are working to expand the proprietary technologies that we have developed over the past five decades into new products, markets and geographies. Our mission and purpose remains to utilize our proprietary, state-of-the-art fuel cell power plants to reduce the global environmental footprint of baseload power generation by providing environmentally responsible solutions for reliable electrical power, hot water, steam, chilling, hydrogen, micro-grid applications, and carbon capture.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three months ended January 31, 2020 and 2019 have been included.  All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The balance sheet as of October 31, 2019 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended October 31, 2019, which are contained in the Company’s Annual Report on Form 10-K previously filed with the SEC.  The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Use of Estimates

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, fair values, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Liquidity

The Company’s future liquidity will be dependent on its ability to (i) timely complete current projects in process within budget, including approved amounts that have been financed, as financing does not cover overages, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operations of new projects and operating its generation portfolio in compliance with minimum performance guarantees, (iii) obtain approval of and receive funding for project construction under its Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and meet conditions for release of funds, (iv) increase order and contract volumes, which would lead to additional product sales and services agreements, (v) obtain funding for and receive payment for research and development under current and future Advanced Technology contracts, including achieving a $5 million technological performance milestone under its Joint Development Agreement with ExxonMobil Research and Engineering Company (“EMRE”) during calendar year 2020, and (vi) implement the cost reductions necessary to achieve profitable operations. Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to deploy our projects and facilitate the growth of our business. If financing is not available to us on acceptable terms if and when needed, if we do not satisfy the conditions of our financing arrangements or if we spend more than the financing approved for projects, we may be required to reduce planned spending, sell assets, seek alternative financing and take other measures, which could have a material adverse effect on our financial condition and operations.

The key definitive agreements which support the Company’s future liquidity position include:

•

On October 31, 2019, the Company and certain of its subsidiaries as guarantors entered into a $200.0 million senior secured credit facility with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and its affiliates, Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., and Orion Energy Credit Opportunities Fund II PV, L.P., as lenders (the “Orion Facility”).  The Orion Facility is structured as a delayed draw term loan to be provided by the lenders.  In conjunction with the closing of the Orion Facility, on October 31, 2019, the Company drew down $14.5 million (the “Initial Funding”). The Company drew down an additional $65.5 million on November 22, 2019 (the “Second Funding”). The Company may draw the remainder of the Orion Facility, $120.0 million, over the first 18 months following the Initial Funding and subject to the Agent’s approval to fund: (i) construction costs, inventory and other capital expenditures of additional fuel cell projects with contracted cash flows (under power purchase agreements (“PPAs”) with creditworthy counterparties) that meet or exceed a mutually agreed coverage ratio; and (ii) inventory, working capital, and other costs that may be required to be delivered by the Company on purchase orders, service agreements, or other binding customer agreements with creditworthy counterparties.

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

As of January 31, 2020, we had 14,034,171 shares of common stock available for issuance, of which 10,275,873 shares were reserved for issuance under various convertible securities, options, and warrants, under our stock purchase and incentive plans, and under our at-the-market sales plan. The limited number of shares available for issuance limits our ability to raise capital in the equity markets and satisfy obligations with shares instead of cash, which could adversely impact our ability to fund our business and operations.  We must obtain stockholder approval to increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation, as amended.  In our definitive proxy statement, which was filed on February 14, 2020, the Board of Directors has requested that our stockholders vote to approve a 112,500,000 increase in the number of authorized shares of common stock, which would bring the total number of authorized shares of common stock to 337,500,000.

While there can be no assurances, we anticipate raising additional required capital from new and existing investors and lenders. We expect to work with lenders and financial institutions to secure long-term debt, tax equity and sale-leasebacks for our project asset portfolio as we achieve the commercial operation dates for these projects. This financing, if received, may allow the Company to recycle capital from these projects by reinvesting the capital in other projects (subject to the approval of the lenders and the Agent under the Orion Facility) and to pay down the Orion Facility over time.  There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or that the lenders and the Agent under the Orion Facility will consent to such financing.  If the Company is unable to obtain such financing or raise additional capital, the Company may reduce its expenditures or slow its project spending. If the Company cannot obtain such financing, cannot obtain such financing on terms acceptable to the Company, or cannot obtain the necessary consents to such financing under the Orion Facility, it would negatively impact the Company’s business model, operations, and liquidity.  It should also be noted that the lenders and the Agent under the Orion Facility have broad approval rights over our ability to draw, allocate and use funds from the Orion Facility, including funds in our unrestricted cash and cash equivalents accounts that are expected to be spent for project asset development and to satisfy service and maintenance obligations.

We believe that our cash flows from our existing backlog, including PPAs, service agreements and Advanced Technology contracts, combined with our current unrestricted cash and cash equivalents, cash which is expected to become unrestricted upon our performance of certain milestones under our financing agreements with PNC Energy Capital, LLC (“PNC”), and available borrowings under the Orion Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Note 2.  Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

The Company adopted Accounting Standards Update Codification (“ASC”), “Leases” (“Topic 842” or “ASC 842”) on November 1, 2019.  ASC 842, including all the related amendments subsequent to its issuance, supersedes the prior guidance for lease accounting and requires lessees to recognize a ROU asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term for substantially all leases, as well as disclose key quantitative and qualitative information about leasing arrangements.  Upon adoption, the Company recognized an operating lease liability of approximately $10.3 million and corresponding operating lease ROU assets of approximately $10.1 million.  There was no cumulative effect of the adoption recorded to accumulated deficit. There was no significant net effect on the Consolidated Statements of Operations.  Refer to Note 11. “Leases” for additional information on the Company’s adoption of ASC 842.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The adoption of Topic 606 by the Company on November 1, 2018 using the modified retrospective transition method resulted in a cumulative effect adjustment that increased Accumulated deficit by $6.7 million.

Recent Accounting Guidance Not Yet Effective

There is no recent accounting guidance not yet effective that is expected to have a material impact on the financial statements when adopted.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 3.  Revenue Recognition

Contract Balances

Contract assets as of January 31, 2020 and October 31, 2019 were $10.7 million and $11.3 million, respectively.  The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. The net change in contract assets represent amounts recorded as revenue offset by customer billings.

Contract liabilities as of January 31, 2020 and October 31, 2019 were $45.1 million and $40.2 million, respectively.  The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time.   These amounts are included within Deferred revenue and Long-term deferred revenue on the accompanying Consolidated Balance Sheets.  The net change in contract liabilities represents customer billings offset by revenue recorded.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied.  As of January 31, 2020, the Company’s total remaining performance obligations for service agreements, license agreements and Advanced Technologies contracts were $202.0 million.  License revenue recognized over time will be recognized over the remaining term of the applicable license agreement.  License revenue recognized at a point in time will be recognized when the first specified upgrade that has been developed is delivered and when the second specified upgrade is developed and delivered. Service revenue in periods in which there are no module replacements is expected to be relatively consistent from period to period, whereas module replacements will result in an increase in revenue when replacements occur. Advanced technologies revenue will be recognized as costs are incurred.

The Company has elected practical expedients in the accounting guidance that allow for revenue to be recorded in the amount that the Company has a right to invoice, if that amount corresponds directly with the value to the customer of the Company's performance to date, and not to disclose related unsatisfied performance obligations. Generation sales, to the extent the related power purchase agreements are within the scope of Topic 606, fall into this category, as these sales are recognized as revenue in the period the Company provides the electricity and completes the performance obligation, which is the same as the monthly amount billed to customers.  Revenue recognition for the Joint Development Agreement with EMRE also falls into this category where revenue is recorded consistent with the amounts invoiced for research performed.

Note 4.  Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of January 31, 2020 and October 31, 2019 consisted of the following:

	January 31,	October 31,
	2020	2019
Commercial Customers:
Amount billed	$3,790	$2,227
Unbilled receivables (1)	5,770	6,139
	9,560	8,366
Advanced Technologies (including U.S. government(2)):
Amount billed	1,803	1,065
Unbilled receivables	1,753	1,545
	3,556	2,610
Accounts receivable, net and unbilled receivables	$13,116	$10,976

(1)	Additional long-term unbilled receivables of $3.2 million and $3.6 million are included within “Other Assets” as of January 31, 2020 and October 31, 2019, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of January 31, 2020 and October 31, 2019 were $2.0 million and $1.2 million, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. There was no allowance for doubtful accounts as of January 31, 2020 and October 31, 2019.  Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 5.  Inventories

Inventories as of January 31, 2020 and October 31, 2019 consisted of the following:

	January 31,	October 31,
	2020	2019
Raw materials	$23,472	$25,466
Work-in-process (1)	41,758	31,228
Inventories	$65,230	$56,694

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements.  Included in work-in-process as of January 31, 2020 and October 31, 2019 was $25.9 million and $23.5 million, respectively, of completed standard components.

Additional long-term inventory of $6.8 million as of January 31, 2020 includes modules that are contractually required to be segregated for use as replacement modules for two specific project assets, which are expected to be utilized beyond twelve months from January 31, 2020.  Long-term inventory of $2.2 million as of October 31, 2019 was for a module segregated for use as a replacement module for the Bridgeport Fuel Cell Project.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant.  Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power plant.

The Company incurred excess plant capacity and manufacturing variances of $1.7 million and $3.2 million for the three months ended January 31, 2020 and 2019, respectively, which were included within product cost of revenues on the Consolidated Statements of Operations.

Note 6.  Project Assets

Project assets as of January 31, 2020 and October 31, 2019 were $147.9 million and $144.1 million, respectively.  Project assets as of January 31, 2020 and October 31, 2019 included seven completed, commissioned installations generating power with respect to which the Company has a PPA with an aggregate carrying value of $56.3 million and $71.8 million as of January 31, 2020 and October 31, 2019, respectively.  Certain of these assets are the subject of sale-leaseback arrangements with PNC, which are accounted for under the financing method.  Project asset depreciation was approximately $2.6 million and $1.1 million for the three months ended January 31, 2020 and 2019, respectively.

The Project assets balance as of January 31, 2020 and October 31, 2019 also includes installations with an aggregate value of 76.1 million and $84.9 million, respectively, which are being developed and constructed by the Company under existing PPAs that have not been placed in service.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 16. “Debt and Financing Obligation” for more information).

Note 7.  Goodwill and Intangible Assets

As of January 31, 2020 and October 31, 2019, the Company had goodwill of $4.1 million that was recorded in connection with the 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and intangible assets of $20.9 million and $21.3 million, respectively, that were recorded in connection with the 2012 Versa acquisition and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa intangible asset consists of indefinite-lived in-process research and development intangible assets (“IPR&D”) for cumulative research and development efforts associated with the development of solid oxide fuel cells stationary power generation. The Company recorded $12.3 million as an intangible asset during fiscal year 2019 in connection with the Bridgeport Fuel Cell Project acquisition in May 2019 related to an acquired PPA that had favorable terms.  The balance for the PPA intangible asset was $11.3 million and $11.7 million as of January 31, 2020 and October 31, 2019, respectively.  Amortization expense for the Bridgeport Fuel Cell Project related intangible asset for the three months ended January 31, 2020 was $0.3 million.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 8.  Other Current Assets

Other current assets as of January 31, 2020 and October 31, 2019 consisted of the following:

	January 31,	October 31,
	2020	2019
Advance payments to vendors (1)	$2,658	$1,899
Prepaid expenses and other (2)	4,147	4,022
Other current assets	$6,805	$5,921

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid expenses including insurance, rent and lease payments.

Note 9.  Other Assets

Other assets as of January 31, 2020 and October 31, 2019 consisted of the following:

	January 31,	October 31,
	2020	2019
Long-term stack residual value (1)	$987	$987
Long-term unbilled receivables (2)	3,195	3,588
Other (3)	5,145	4,914
Other assets	$9,327	$9,489

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
(3)

The Company entered into an agreement with one of its customers on June 29, 2016 that includes a fee for the purchase of the power plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement and the total paid as of January 31, 2020 and October 31, 2019 was $2.3 million.  Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of January 31, 2020.

Note 10.  Accrued Liabilities

Accrued liabilities as of January 31, 2020 and October 31, 2018 consisted of the following:

	January 31,	October 31,
	2020	2019
Accrued payroll and employee benefits	$1,293	$2,282
Accrued product warranty cost (1)	125	144
Accrued service agreement costs (2)	3,648	4,047
Accrued legal, taxes, professional and other	3,892	4,979
Accrued liabilities	$8,958	$11,452

(1)

Activity in the accrued product warranty costs for the three months ended January 31, 2020 and 2019 represents reductions related to actual warranty spend of $0.02 million and $0.04 million, respectively, as contracts progress through the warranty period or are beyond the warranty period.

(2)

The loss accruals on service contracts were $3.3 million as of October 31, 2019, which remained unchanged as of January 31, 2020. The accruals for performance guarantees decreased from $0.8 million as of October 31, 2019 to $0.3 million as of January 31, 2020, as a result of payments to customers.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 11.  Leases

The Company adopted ASC 842 and its related amendments (collectively, the “New Lease Accounting Standard”) effective November 1, 2019 and elected the modified retrospective approach in which results and disclosures for periods before 2019 were not adjusted for the new standard and the cumulative effect of the change in accounting, if applicable, is recognized through accumulated deficit at the date of adoption.

The New Lease Accounting Standard establishes a right-of-use model that requires a lessee to record a ROU asset and a lease liability on the Consolidated Balance Sheet for all leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. In addition, this standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risks and rewards or control, the lease is treated as operating.

The New Lease Accounting Standard provides entities with several practical expedient elections.  Among them, the Company elected the package of practical expedients that permits the Company to not reassess prior conclusions related to its leasing arrangements, lease classifications and initial direct costs. In addition, the Company has elected the practical expedients to not separate lease and non-lease components, to use hindsight in determining the lease terms and impairment of ROU assets, and to not apply the New Lease Accounting Standard’s recognition requirements to short-term leases with a term of 12 months or less.

The adoption of the New Lease Accounting Standard did not have a material effect on the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows. Upon adoption, the Company recorded a $10.1 million operating lease ROU asset and a $10.3 million operating lease liability. The adoption of the New Lease Accounting Standard had no impact on accumulated deficit.

The Company enters into operating and finance lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s Consolidated Balance Sheet. Finance leases are not considered significant to the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations. Finance lease ROU assets at January 31, 2020 of $0.1 million are included in Property, plant and equipment, net in the Company’s Consolidated Balance Sheet. Finance lease liabilities at January 31, 2020 of $0.1 million are included in Current portion of long term debt and Long term debt and other liabilities in the Company’s Consolidated Balance Sheet.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease (or November 1, 2019 for leases existing upon the adoption of ASC 842).  As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company’s operating lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of the Company’s leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities, to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. Variable lease expense and lease expense for short term contracts are not material components of lease expense. The Company’s leases generally have remaining lease terms of 1 to 26 years, some of which include options to extend leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. We do not have leases with residual value guarantees or similar covenants.

Operating lease expense for the three months ended January 31, 2020 was $0.2 million. As of January 31, 2020, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 6.2%. Lease payments made for the three months ended January 31, 2020 were $0.2 million.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Undiscounted maturities of operating lease and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,111	$97
Due Year 2	1,361	28
Due Year 3	1,313	—
Due Year 4	852	—
Due Year 5	705	—
Thereafter	14,581	—
Total undiscounted lease payments	19,923	125
Less imputed interest	(9,308)	(14)
Total discounted lease payments	$10,615	$111

Prior to the adoption of the New Lease Accounting Standard, rental commitments on an undiscounted basis were approximately $19.9 million under long-term non-cancelable operating leases and were payable as follows: $1.1 million in fiscal year 2020, $1.4 million in fiscal year 2021, $1.3 million in fiscal year 2022, $0.9 million in fiscal year 2023, $0.7 million in fiscal year 2024 and $14.6 million thereafter. Rent expense for the three months ended January 31, 2019 was $0.2 million.

Note 12. Stockholders’ Equity and Warrant Liabilities

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

During the three months ended January 31, 2020, the Company issued and sold a total of approximately 7.9 million shares of its common stock under the Sales Agreement at prevailing market prices, with an average sale price of $0.46 per share, and raised aggregate gross proceeds of approximately $3.6 million, before deducting expenses and commissions.  Commissions of $0.1 million were paid to the Sales Agent in connection with these sales, resulting in net proceeds to the Company of approximately $3.5 million.

Outstanding Warrants

Orion Warrants

In connection with the closing of the Orion Facility and the Initial Funding, on October 31, 2019, the Company issued warrants to the lenders under the Orion Facility to purchase up to a total of 6,000,000 shares of the Company’s common stock, at an exercise price of $0.310 per share (the “Initial Funding Warrants”).  In addition, pursuant to the Orion Facility, on the date of the Second Funding (November 22, 2019), the Company issued warrants to the lenders under the Orion Facility to purchase up to a total of 14,000,000 shares of the Company’s common stock, with an exercise price with respect to 8,000,000 of such shares of $0.242 per share and with an exercise price with respect to 6,000,000 of such shares of $0.620 per share (the “Second Funding Warrants”, and together with the Initial Funding Warrants, the “Orion Warrants”).

The Orion Warrants have an 8-year term from the date of issuance, are exercisable immediately beginning on the date of issuance, and include provisions permitting cashless exercises.

On January 9, 2020, the lenders exercised, on a cashless basis, Orion Warrants (with cash exercise prices of $0.310 per share and $0.62 per share) representing the right to purchase, in the aggregate, 12,000,000 shares of the Company’s common stock.  Because these warrants were exercised on a cashless basis pursuant to the formula set forth in the warrants, the lenders received, in the aggregate 9,396,320 shares of the Company’s common stock upon the cashless exercise of Initial Funding Warrants representing the right to purchase 6,000,000 shares of the Company’s common stock and Second Funding Warrants representing the right to purchase 6,000,000 shares of the Company’s common stock. The cashless exercise resulted in 2,603,680 shares no longer being required to be reserved for issuance upon exercise of the Orion Warrants.  Following this exercise, warrants to purchase 8,000,000 shares of the Company’s common stock, with an exercise price of $0.242 per share, remain outstanding.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The estimated fair value of the Orion Warrants upon issuance was based on a Black-Scholes model using Level 2 inputs, including volatility of 96%, a risk free rate of 1.63%, the Company’s common stock price as of October 31, 2019 of $0.24 per share and the term of 8 years which resulted in a total value of $3.9 million.  The Orion Warrants will be remeasured to fair value each reporting period.

The Orion Warrants that were converted were remeasured to fair value immediately preceding the conversion based upon volatility of 103.7%, a risk free rate of 1.81% and the Company’s common stock price of $2.29 on January 8, 2020, which resulted in a $23.7 million charge for the three months ended January 31, 2020.  The revised estimated fair value of the converted warrants as of the date of conversion of $26.0 million was reclassified to Additional paid in capital.  The remaining warrants as of January 31, 2020 were remeasured to estimated fair value based upon a volatility of 104.9%, a risk free rate of 1.45% and the Company’s common stock price at January 31, 2020 of $1.59 per share, which resulted in a charge for the three months ended of $10.5 million.  The remaining warrants outstanding are valued at $12.1 million as of January 31, 2020 and are classified as long-term liabilities.

Other Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 1,000,000 shares of its common stock, (ii) Series C warrants to purchase 1,000,000 shares of its common stock and (iii) Series D warrants to purchase 1,000,000 shares of its common stock.  The Series C warrants have an exercise price of $19.20 per share and a term of five years. The Series D warrants were exercised previously and are no longer outstanding. No Series C warrants were exercised during the three months ended January 31, 2020.

The following table summarizes outstanding warrant activity during the three months ended January 31, 2020:

	Series C Warrants	Orion Warrants
Balance as of October 31, 2019	964,114	6,000,000
Warrants issued	—	14,000,000
Warrants converted	—	(12,000,000)
Balance as of January 31, 2020	964,114	8,000,000

Note 13.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of January 31, 2020, the Company had 105,875 shares of Series B Preferred Stock with a liquidation preference of $1,000.00 per share authorized for issuance. As of January 31, 2020 and October 31, 2019, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million.  Dividends of $2.4 million and $0.8 million were paid in cash during the three month periods ended January 31, 2020 and 2019, respectively.  The payment made in the fiscal quarter ended January 31, 2020 represented the dividends payable with respect to the May 15, 2019 and August 15, 2019 dividend dates and the dividends payable with respect to the November 15, 2019 dividend date.

Class A Cumulative Redeemable Exchangeable Preferred Shares

As of January 31, 2020, FCE FuelCell Energy, Ltd. (“FCE Ltd.”) had 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which are held by Enbridge, Inc. (“Enbridge”).  Dividends and return of capital payments are due quarterly based on calendar quarters.  The Company made payments of Cdn. $1.2 million and Cdn. $0.3 million during the three month periods ended January 31, 2020 and 2019, respectively.  The Company’s payments made during the fiscal quarter ended January 31, 2020 included the payments which were not made previously for the calendar quarters ended on March 31, 2019, June 30, 2019 and September 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $0.6 million and Cdn. $0.7 million for the three months ended January 31, 2020 and 2019, respectively.  As of January 31, 2020 and October 31, 2019, the carrying value of the Series 1 Preferred Shares was Cdn. $23.4 million (U.S. $17.7 million) and Cdn. $22.7 million (U.S. $17.2 million), respectively, and is classified as a preferred stock obligation of subsidiary on the Consolidated Balance Sheets.  Under the terms of the January 2020 Letter Agreement (as defined and described below) relating to the amendment of the terms of the Series 1 Preferred Shares, the Company is still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments are to be made on a quarterly basis and are scheduled to end on December 31, 2021 unless these obligations are satisfied in advance of such date.

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

After taking into account the amendments to the terms of the Series 1 Preferred Shares described in the January 2020 Letter Agreement, the aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million.  The amendment to the Series 1 Preferred Shares resulted in an extinguishment of the prior Series 1 Preferred Shares for accounting purposes.  A revised fair value was calculated using a discounted cash flow model resulting in a revised value for the amended Series 1 Preferred Shares of Cdn. $23.4 million (U.S. $17.7 million) as of January 31, 2020, which resulted in a loss of Cdn. $0.2 million (U.S. $0.2 million) recorded in Other income, net on the Consolidated Statements of Operations during the three months ended January 31, 2020.

Prior to the modification, the Company bifurcated the conversion feature and a variable dividend feature.  As a result of the extinguishment, both features were removed from the Series 1 Preferred Shares and the Company recognized a gain of $0.6 million.

Note 14.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2020	2019
Numerator
Net loss	$(40,151)	$(17,548)
Series B preferred stock dividends	(931)	(800)
Series C preferred stock deemed dividends and redemption value adjustment	—	(9,005)
Series D Preferred stock deemed dividends and redemption accretion	—	(5,685)
Net loss attributable to common stockholders	$(41,082)	$(33,038)
Denominator
Weighted average basic common shares	202,216,493	8,321,702
Effect of dilutive securities (1)	—	—
Weighted average diluted common shares	202,216,493	8,321,702
Basic loss per share	$(0.20)	$(3.97)
Diluted loss per share (1)	$(0.20)	$(3.97)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.  As of January 31, 2020 and 2019, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

	January 31,	January 31,
	2020	2019
Orion Warrants	8,000,000	—
May 2017 Offering - Series C Warrants	964,114	964,114
July 2016 Offering - Series A Warrants	—	640,000
Outstanding options to purchase common stock	24,927	26,957
Unvested Restricted Stock Awards	24,009	91,716
Unvested Restricted Stock Units	176,561	283,410
Series C Preferred Shares to satisfy conversion requirements (1)	—	1,434,331
Series D Preferred Shares to satisfy conversion requirements (2)	—	1,535,414
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Series 1 Preferred Shares to satisfy conversion requirements	—	1,264
Total potentially dilutive securities	9,227,448	5,015,043

(1)

The number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock was calculated using the liquidation preference value outstanding on January 31, 2019 of $7.5 million divided by the reduced conversion price of $5.16 per share.

(2)

The number of shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock was calculated using the liquidation preference value outstanding on January 31, 2019 of $25.4 million divided by the conversion price of $16.56 per share.

Note 15.  Restricted Cash

As of January 31, 2020 and October 31, 2019, there was $35.7 million and $30.3 million, respectively, of restricted cash and cash equivalents pledged as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2020 and October 31, 2019, outstanding letters of credit totaled $5.7 million and $5.7 million, respectively.  The letters of credit outstanding as of January 31, 2020 expire on various dates through August 2028.  Under the terms of certain contracts, we will provide performance security for future contractual obligations.  The restricted cash balance as of January 31, 2020 and October 31, 2019 includes $18.1 million and $17.9 million, respectively, to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $5.9 million and $4.9 million, respectively, relating to future obligations associated with the Bridgeport Fuel Cell Project.  The restricted cash balance as of January 31, 2020 also includes a $5.0 million reserve established in accordance with the Orion Facility. This balance may become unrestricted upon the achievement of certain performance milestones related to the Groton project, including achievement of the project’s expected performance upon commercial operations and sourcing of third party debt and tax equity financing in excess of $30 million.

Note 16.  Debt and Financing Obligation

Debt as of January 31, 2020 and October 31, 2019 consisted of the following:

	January 31,	October 31,
	2020	2019
Orion Energy Partners Credit Facility	80,000	14,500
Connecticut Green Bank Loans	10,388	7,555
Liberty Bank Term Loan Agreement (BFC Loan)	11,111	11,632
Fifth Third Bank Term Loan Agreement (BFC Loan)	11,111	11,632
Finance obligation for sale-leaseback transactions	44,849	45,219
State of Connecticut Loan	9,864	10,000
New Britain Renewable Energy Term Loan	—	497
Enhanced Capital Term Loan and Security Agreement	—	1,500
Fifth Third Bank Construction Loan Agreement	—	11,072
Capitalized lease obligations	111	141
Deferred finance costs	(4,506)	(3,180)
Unamortized debt discount	(5,704)	(4,251)
Total debt and financing obligations	$157,224	$106,317
Current portion of long-term debt and financing obligations	(8,660)	(21,916)
Long-term debt and financing obligations	$148,564	$84,401

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Orion Energy Partners Investment Agent, LLC Credit Agreement

On October 31, 2019, the Company and certain of its subsidiaries as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and certain lenders affiliated with the Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan, to be provided by the lenders, subject to certain lender approvals.  Under the Orion Credit Agreement, each lender will fund its commitments on each funding date in an amount equal to the principal amount of the loans to be funded by such lender on such date, less 2.50% of the aggregate principal amount of the loans funded by such lender on such date (the “Loan Discount).

On October 31, 2019, the Company drew down $14.5 million (the “Initial Funding”) and received $14.1 million after taking into account a Loan Discount of $0.4 million.

On November 22, 2019, a second draw (the “Second Funding”) of $65.5 million, funded by Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (the “Orion Lenders”), was made to fully repay certain outstanding third party debt of the Company, including the outstanding construction loan from Fifth Third Bank with respect to the Groton Project and the outstanding loan from Webster Bank with respect to the CCSU Project, as well as to fund remaining going forward construction costs and anticipated capital expenditures relating to the Groton Project (a 7.4 MW project), the LIPA Yaphank Solid Waste Management Project (a 7.4 MW project), and the Tulare BioMAT Project (a 2.8 MW project).  The Company received $63.9 million in the Second Funding after taking into account a Loan Discount of $1.6 million as described above.  Also in conjunction with the Second Funding, the Company issued to the Orion Lenders the Second Funding Warrants to purchase up to a total of 14.0 million shares of the Company’s common stock, with an initial exercise price with respect to 8.0 million of such shares of $0.242 per share and with an initial exercise price with respect to 6.0 million of such shares of $0.620 per share.

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

Under the Orion Credit Agreement, cash interest of 9.9% per annum will be paid quarterly. In addition to the cash interest, payment-in-kind interest of 2.05% per annum will accrue which will be added to the outstanding principal balance of the Orion Facility but will be paid quarterly in cash to the extent of available cash after payment of the Company’s operating expenses and the funding of certain reserves for the payment of outstanding indebtedness to the State of Connecticut and Connecticut Green Bank.  The Orion Credit Agreement contains representations, warranties and other covenants.

Outstanding principal under the Orion Facility will be amortized on a straight-line basis over a seven year term in quarterly payments  beginning one year after the Initial Funding, with the initial payment due 21 business days after the end of the first quarter of fiscal 2021; provided that, if the Company does not have sufficient cash on hand to make any required quarterly amortization payments, such amounts shall be deferred and payable at such time as sufficient cash is available to make such payments subject to all outstanding principal being due and payable on the maturity date, which is the date that is eight years after the date of the Initial Funding or October 31, 2027.

The issuance of the Initial Funding Warrants and recognition of the Second Funding Warrants resulted in $3.9 million being recorded as a liability as of October 31, 2019 with the offset recorded as a debt discount. Refer to Note 12. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Initial Funding Warrants and Second Funding Warrants, including the accounting, terms and conversions during the quarter ended January 31, 2020.

In conjunction with the Second Funding, the Company and the other loan parties entered into the First Amendment to the Orion Credit Agreement (the “First Orion Amendment”), which required the Company to establish a $5.0 million debt reserve, with such reserve to be released on the first date following the date of the Second Funding on which all of the following events shall have occurred: (a) each of (x) the commercial operation date for the Tulare BioMAT project shall have occurred and (y) a disposition, refinancing or tax equity investment in the Tulare BioMAT project of at least $5 million is consummated; (b) each of (x) the Groton Project shall have achieved its business plan in accordance with the Groton Construction Budget (as defined in the Orion Credit Agreement), (y) the commercial operation date for the Groton Project shall have occurred and (z) the Groton Project shall have met its annualized output and heat rate guarantees for three months; and (c) a disposition, refinancing or tax equity investment of at least $30 million shall have occurred with respect to the Groton Project.  The First Orion Amendment further requires the Company (i) to provide, no later than December 31, 2019, a biogas sale and purchase agreement through December 31, 2021 for the Tulare BioMAT project, which was obtained as of such date, (ii) to obtain by December 31, 2019, a fully executed contract for certain renewable energy credits for the Groton Project, which was obtained as of such date, and (iii) to provide by January 31, 2020 certain consents and estoppels from the Connecticut Municipal Electric Energy Cooperative (“CMEEC”) related to the Groton Project and an executed, seventh modification to the lease between CMEEC and the United States Government, acting by and through the Department of the Navy, both of which were obtained as of such date.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

In addition, in connection with the January 2020 Letter Agreement among the Company, FCE Ltd. and Enbridge described above, on January 20, 2020, in order to obtain the Orion Lenders’ consent to the January 2020 Letter Agreement as required under the Orion Credit Agreement, the Company, the Agent, the Orion Lenders, and the other loan parties entered into the Second Amendment to the Orion Credit Agreement (the “Second Orion Amendment”), which added a new affirmative covenant to the Orion Credit Agreement that obligates the Company to, and to cause FCE Ltd. to, on or prior to November 1, 2021, either (i) pay and satisfy in full all of their respective obligations in respect of, and fully redeem and cancel, all of the Series 1 Preferred Shares of FCE Ltd., or (ii) deposit in a newly created account of FCE Ltd. or the Company cash in an amount sufficient to pay and satisfy in full all of their respective obligations in respect of, and to effect a redemption and cancellation in full of, all of the Series 1 Preferred Shares of FCE Ltd. The Second Orion Amendment also provides that the articles of FCE Ltd. setting forth the modified terms of the Series 1 Preferred Shares will be considered a “Material Agreement” under the Orion Credit Agreement. Under the Second Orion Amendment, a failure to satisfy this new affirmative covenant or to otherwise comply with the terms of the Series 1 Preferred Shares will constitute an event of default under the Orion Credit Agreement, which could result in the acceleration of any amounts outstanding under the Orion Credit Agreement.

Refer to Note 18. “Subsequent Events” for information regarding the Third Amendment to the Orion Credit Agreement.

Connecticut Green Bank Loans

As of October 31, 2019, the Company had a long-term loan agreement with the Connecticut Green Bank, providing the Company with a loan of $1.8 million (the “Green Bank Loan Agreement”). On and effective as of December 19, 2019, the Company and Connecticut Green Bank entered into an amendment to the Green Bank Loan Agreement (the “Green Bank Amendment”). Upon the execution of the Green Bank Amendment on December 19, 2019, Connecticut Green Bank made an additional loan to the Company in the aggregate principal amount of $3.0 million (the “December 2019 Loan”), which is to be used (i) first, to pay closing fees related to the May 9, 2019 acquisition of the Bridgeport Fuel Cell Project and the Subordinated Credit Agreement (as defined below), other fees, and accrued interest from May 9, 2019, totaling $0.4 million (“Accrued Fees”), and (ii) thereafter, for general corporate purposes as determined by the Company, including, but not limited to, expenditures in connection with the project being constructed by Groton Station Fuel Cell, LLC (“Groton Fuel Cell”). Pursuant to the terms of the Green Bank Amendment, Connecticut Green Bank will have no further obligation to make loans under the Green Bank Loan Agreement and the Company will have no right to make additional draws under the Green Bank Loan Agreement.  The Green Bank Amendment provides that, until such time as the loan (which includes both the outstanding principal balance of the original loan under the Green Bank Loan Agreement and the outstanding principal amount of the December 2019 Loan) has been repaid in its entirety, interest on the outstanding balance of the loan shall accrue monthly in arrears from the date of the Green Bank Amendment at a rate of 5% per annum until May 8, 2019 and at a rate of 8% per annum thereafter, payable by the Company on a monthly basis in arrears. The Green Bank Amendment further provides that the payment by the Company of the Accrued Fees (as described above) includes any shortfall of interest due but unpaid by the Company through and including November 30, 2019. Interest payments made by the Company after the date of the Green Bank Amendment are to be applied first to interest that has accrued on the outstanding principal balance of the original loan under the Green Bank Loan Agreement and then to interest that has accrued on the December 2019 Loan.  The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank, to be applied first to repay the outstanding principal balance of the original loan under the Green Bank Loan Agreement and thereafter to repay the outstanding principal amount of the December 2019 Loan, until repaid in full. The Green Bank Amendment further provides that the entire unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026 if not paid sooner in accordance with the Green Bank Loan Agreement. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Fuel Cell to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance as of January 31, 2020 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”).  This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor.  As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum.  Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period ending in May 2026. The Subordinated Credit Agreement contains representations, warranties and covenants.  The balance under the Subordinated Credit Agreement as of January 31, 2020 was $5.6 million.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On May 9, 2019, in connection with the closing of the purchase of BFC, FuelCell Energy Finance, LLC (“FuelCell Finance”) (a subsidiary of the Company) entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s ownership interest in BFC.  The maturity date under the BFC Credit Agreement is May 9, 2025.  Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72 month period.  FuelCell Finance has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on an initial total notional value of $25.0 million, reduced for principal payments.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan.  The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%.  The interest rate swap will be adjusted to fair value on a quarterly basis.  The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers.  The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan.  The fair value adjustments for the three months ended January 31, 2020 resulted in a $0.03 million charge.

Finance obligations for sale leaseback agreements

Several of the Company’s project finance subsidiaries previously entered into sale-leaseback agreements with PNC for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power.  Under the financing method of accounting for a sale-leaseback, the Company did not recognize as income any of the sale proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as financing obligations.  The outstanding financing obligation balance as of January 31, 2020 was $44.8 million and the decrease from $45.2 million on October 31, 2019 includes lease payments offset by the recognition of interest expense.  The outstanding financing obligation includes an embedded gain which will be recognized at the end of each 10-year lease term.

State of Connecticut Loan

In October 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut (the “Assistance Agreement”) and received a disbursement of $10.0 million, which was used for the first phase of the expansion of the Company’s Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Interest accrues at a fixed interest rate of 2.0%, and the loan is repayable over 15 years from the date of the first advance, which occurred in October of 2015. Principal payments were deferred for four years from disbursement and began on December 1, 2019.  Under the Assistance Agreement, the Company was eligible for up to $5.0 million in loan forgiveness if the Company created 165 full-time positions and retained 538 full-time positions for two consecutive years (the “Employment Obligation”) as measured on October 28, 2017 (the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. Based on the Company’s current headcount and plans for fiscal year 2020, it will be short of meeting this requirement.  If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan.  The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within 90 days of the Target Date.  If the Company does not meet the Employment Obligation, then an accelerated payment penalty shall be assessed at a rate of $18,587.36 times the number of employees below the number of employees required by the Employment Obligation.  Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Webster Bank Loan

In November 2016, the Company assumed debt with Webster Bank, National Association (“Webster Bank”) in the amount of $2.3 million as a part of a project asset acquisition transaction.  The term loan interest rate was 5.0% per annum and payments, which commenced in January 2017, were due on a quarterly basis.  The balance outstanding as of October 31, 2019 was $0.5 million.  The loan was paid off and extinguished during the three months ended January 31, 2020.

Enhanced Capital Loan

On January 9, 2019, the Company, through its indirect wholly-owned subsidiary TRS Fuel Cell, LLC, entered into a Loan and Security Agreement (the “Enhanced Capital Loan Agreement”) with Enhanced Capital Connecticut Fund V, LLC (“Enhanced”) in the amount of $1.5 million The collateral for this loan included any project assets, accounts receivable and inventory owned by TRS Fuel Cell, LLC.  Interest accrued at a rate of 6.0% per annum and was paid on the first business day of each month.  The loan maturity date was three years from the date of the Enhanced Capital Loan Agreement, upon which the outstanding principal and any accrued interest would be due and payable.  Under the terms of the Enhanced Capital Loan Agreement, the Company was required to close on tax equity financing by January 14, 2020.  Given that the Company did not secure tax equity financing for this project, on January 13, 2020, TRS Fuel Cell, LLC and Enhanced entered into a payoff letter pursuant to which the loan was paid off and extinguished on January 14, 2020.

Fifth Third Bank Groton Loan

On February 28, 2019, the Company, through its indirect wholly-owned subsidiary, Groton Station Fuel Cell, LLC (“Groton Borrower”), entered into a Construction Loan Agreement (as amended from time to time, the “Groton Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to make available to Groton Borrower a construction loan facility in an aggregate principal amount of up to $23.0 million (the “Groton Facility”) to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the CMEEC located on the U.S. Navy submarine base in Groton, Connecticut (the “Groton Project”).  Groton Borrower made an initial draw under the Groton Facility on the date of closing of $9.7 million and made an additional draw of $1.4 million in April 2019.  The original maturity date of the Groton Facility was the earlier of (a) October 31, 2019, (b) the commercial operation date of the Groton Project, or (c) one business day after receipt of proceeds of debt financing (i.e., take out financing) in an amount sufficient to repay the outstanding indebtedness under the Groton Facility.

The total outstanding balance under the Groton Facility as of October 31, 2019 was $11.1 million. This balance was paid off, the loan was extinguished, and the Groton Facility was terminated during the three months ended January 31, 2020.

Deferred Finance Costs

Deferred finance costs relate primarily to (i) sale-leaseback transactions entered into with PNC which are being amortized over the 10-year terms of the lease agreements, (ii) payments under the loans obtained to purchase the membership interests in BFC which are being amortized over the 8-year term of the loans and (iii) payments to enter into the Orion Facility which will be amortized over the 8 year term of the facility.

Note 17.  Commitments and Contingencies

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

Other

As of January 31, 2020, the Company had unconditional purchase commitments aggregating $34.0 million, for materials, supplies and services in the normal course of business.

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

Note 18.  Subsequent Events

Crestmark Sale-Leaseback Transaction

On February 11, 2020, a wholly owned subsidiary of the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) and an Equipment Lease Agreement (the “Lease”) with Crestmark Equipment Finance, a division of MetaBank (“Crestmark”). Under these agreements, the Company’s subsidiary, Central CA Fuel Cell 2, LLC (“CCFC2”), sold the 2.8 MW fuel cell power plant (the “Plant”) located at the Tulare wastewater treatment plant in Tulare, California to Crestmark and then leased the Plant back from Crestmark through this sale-leaseback transaction. The Plant was designed, manufactured and installed by the Company, and commercial operations began on December 27, 2019. In operating the Plant, CCFC2 purchases biogas from the City of Tulare and will sell the power produced by the Plant to Southern California Edison under a twenty year PPA under the California Bioenergy Market Adjusting Tariff, which was separately entered into on April 20, 2018 (the “Tulare PPA”).

Under the terms of the Purchase Agreement, Crestmark paid CCFC2 an aggregate purchase price of $14.4 million. A portion of these proceeds were used by CCFC2 to make a down payment and an initial rental payment under the Lease totaling $2.9 million to Crestmark, and to pay taxes, to pay transaction costs and to fund a debt service reserve totaling approximately $1.0 million, resulting in net proceeds to CCFC2 of approximately $10.5 million. These net proceeds (also discussed under “Third Amendment to Orion Credit Agreement” below) were allocated as follows:

•

Approximately $6.5 million of the net proceeds were deposited into the Project Proceeds Account (restricted cash on the Company’s Consolidated Balance Sheet) under the Orion Credit Agreement. These proceeds may be used to repay amounts outstanding under the Orion Credit Agreement or redeployed, subject to the approval of the Orion Lenders and the Agent, to other financing transactions for the Company’s projects. These net proceeds will be classified as restricted cash on the Consolidated Balance Sheet.

•

Approximately $1.2 million of the net proceeds were deposited into a module reserve account and debt services reserve account under the Orion Credit Agreement. These net proceeds will be classified as restricted cash on the Consolidated Balance Sheet.

•

The balance of the net proceeds, totaling $2.8 million, were used to fund the quarterly cash interest payment due to the Orion Lenders under the Orion Credit Agreement and the dividend payments on the Company’s Series B Preferred Stock and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020.

The Lease has an initial term of ten years but may be extended at the option of CCFC2. As noted above, an initial rental down payment and one month’s rent totaling $2.9 million was paid using the proceeds from the sale of the Plant. Rental payments are due on a monthly basis in the amount of $0.1 million. Lease payments are expected to be funded with proceeds from the sale of power under the Tulare PPA. Following the sale-leaseback transaction, the remaining rental payments due over the term of the Lease total approximately $8.5 million.

CCFC2 and Crestmark entered into an Assignment Agreement on February 11, 2020 (the “Assignment Agreement”) and FuelCell Finance (the direct parent of CCFC2) and Crestmark entered into a Pledge Agreement on February 11, 2020 (the “Pledge Agreement”) pursuant to which collateral was provided to Crestmark to secure CCFC2’s obligations under the Lease.  Specifically, CCFC2 and FuelCell Finance have granted Crestmark a security interest in (i) certain agreements relating to the sale-leaseback transaction, (ii) the revenues CCFC2 receives with respect to the Plant, (iii) two fuel cell modules to be maintained by CCFC2 as replacement modules for the Plant, and (iv) FuelCell Finance’s equity interest in CCFC2.  CCFC2 and the Company also entered into a Technology License and Access Agreement with Crestmark on February 11, 2020, which provides Crestmark with certain intellectual property license rights to have access to the Company’s proprietary fuel cell technology, but only for the purpose of maintaining and servicing the project in certain circumstances where the Company is not satisfying its obligations under its service agreement with regard to the maintenance and servicing of the Plant.

Pursuant to the Lease, CCFC2 has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. Investment Tax Credit anticipated to be realized by Crestmark in connection with the foregoing sale-leaseback transaction. Such obligations would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the U.S. Internal Revenue Service (“IRS”). The Company does not believe that any such obligation is likely based on the facts known as of March 16, 2020. The maximum potential future payments that CCFC2 could have to make under these obligations would depend on the difference between the fair values of the fuel cell projects sold or financed and the values the IRS would determine as the fair value for the systems for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the sale-leaseback agreements is based on guidelines provided by the statutory regulations from the IRS. The Company and Crestmark used fair values determined with the assistance of an independent third-party appraisal.

The Purchase Agreement and the Lease contain representations and warranties, affirmative and negative covenants, and customary events of default that entitle Crestmark to cause CCFC2’s indebtedness under the Lease to become immediately due and payable.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Pursuant to a Guaranty Agreement executed on February 11, 2020 by the Company for the benefit of Crestmark (the “Guaranty”), the Company has guaranteed the payment and performance of CCFC2’s obligations under the Lease.

Third Amendment to Orion Credit Agreement

In order to obtain the Orion Lenders’ consent to the Crestmark sale-leaseback transaction described above and to the use of certain proceeds from the Crestmark sale-leaseback transaction (the “Crestmark Proceeds”) as described below, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Third Amendment to the Orion Credit Agreement (the “Third Orion Amendment”) dated February 11, 2020, and a Consent and Waiver dated February 11, 2020 (the “Consent and Waiver”).  Pursuant to the Third Orion Amendment,  TRS Fuel Cell, LLC was added as an Additional Covered Project Company (as defined in the Orion Credit Agreement), requiring the Company to pledge all of the assets of TRS Fuel Cell, LLC under the Orion Credit Agreement.  In addition, pursuant to the Orion Credit Agreement (as modified by the Third Orion Amendment), all of the proceeds received by the Company from the Crestmark sale-leaseback transaction described above, after the payment of transaction costs, were deposited in the Company’s Project Proceeds Account, which account is restricted, with withdrawals permitted only with consent of the Agent for use to (i) prepay the loans under the Orion Credit Agreement or (ii) fund (x) construction costs, inventory or other capital expenditures for an Additional Covered Project (as defined in the Orion Credit Agreement) whose contracted cash flows (as determined in the Orion Lenders’ sole discretion) meet or exceed a coverage ratio acceptable to the Orion Lenders, and (y) inventory, working capital and other costs required in connection with the performance of purchase orders, service agreements and other binding customer agreements (as determined in the Orion Lenders’ sole discretion); provided, however, that, pursuant to the Third Orion Amendment, certain portions of the funds deposited in the Project Proceeds Account were used as follows: (a) $1.1 million of the Crestmark Proceeds were transferred to the Module Reserve Account (as defined in the Orion Credit Agreement) to fund module replacement costs for Covered Projects (as defined in the Orion Credit Agreement); (b) $0.1 million of the Crestmark Proceeds were transferred to the Debt Reserve Account; (c) $1.7 million of the Crestmark Proceeds were used to fund the quarterly cash interest due to the Orion Lenders under the Orion Credit Agreement; and (d) $1.1 million of the Crestmark Proceeds were used to fund the aggregate amount of the dividends on the Company’s Series B Preferred Stock and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020. The remaining approximately $6.5 million of the Crestmark Proceeds will remain as restricted cash in the Project Proceeds Account and the Company expects to request the Orion Lenders’ consent to draw down all or a portion of such amount for future projects as permitted under the Orion Credit Agreement or use the funds to repay principal due under the Orion Credit Agreement over time.   Pursuant to the Consent and Wavier, subject to the terms and conditions described above in the Third Orion Amendment, the Orion Lenders consented to the release of liens on those assets that were the subject of the Crestmark sale-leaseback transaction and to the Company’s entering into the Guaranty.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future.  When used in this report, the words “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under Advanced Technologies contracts; (v) future financing for projects, including equity and debt investments by investors and commercial bank financing; (vi) the expected cost competitiveness of our technology; and (vii) our ability to achieve our sales plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 in the section entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; our dependence on strategic relationships; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; the situation with POSCO Energy which has limited and continues to limit our efforts to access the South Korean and Asian markets and could expose us to costs of arbitration or litigation proceedings; our ability to implement our strategy; our ability to reduce our levelized cost of energy and our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants; and our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies.

We cannot assure you that: we will be able to meet any of our development or commercialization schedules; we will be able to remain in compliance with the minimum bid price requirement of the Nasdaq listing rules; any of our new products or technology, once developed, will be commercially successful; our existing SureSource power plants will remain commercially successful; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), income taxes and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries.  All tabular dollar amounts are in thousands.

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

Fiscal year 2019 was one of transformation for FuelCell Energy. We restructured our management team and our operations in ways that are intended to support our growth and achieve our profitability and sustainability goals. We raised capital under our at-the-market sales plan, which allowed us to pay down our accounts payable and stay current on our forbearance agreements.  We repaid a substantial portion of our short-term debt, retired our Series C and Series D Convertible Preferred Stock obligations, and refocused on our core competencies in an effort to drive top-line revenue. We believe we have emerged from a difficult fiscal 2019 as a stronger company, better positioned to execute on our business plan. Our recent achievements, accomplished during one of the most stressful times in the Company’s history, include: (a) closing on a new $200 million credit facility with Orion Energy Partners Investment Agent, LLC and its affiliated lenders, (b) executing a new Joint Development Agreement with ExxonMobil Research and Engineering Company (“EMRE”), with anticipated revenues of up to $60 million, (c) restructuring our business to realize annualized operating savings of approximately $15 million, (d) making progress in constructing certain projects in our backlog, including the Connecticut Municipal Electric Energy Cooperative (“CMEEC”) project at the U.S. Navy base in Groton, Connecticut and the commissioning and startup of the 2.8 MW Tulare BioMAT project in California, (e) relaunching our sub-megawatt product in Europe, (f) executing a strategic relationship with E.On Business Solutions, an affiliate of one of the largest utilities in the world, to market and distribute our products beyond the two FuelCell Energy operating plants E.On already owns, (g) extending the maturity of the Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) issued by FCE FuelCell Energy Ltd. (“FCE Ltd.”) by one year, and (h) concluding our engagement with Huron Consulting Services, LLC after successful restructuring and payoff of our prior senior secured credit facility.

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

Recent Developments

Crestmark Sale-Leaseback Transaction

On February 11, 2020, a wholly owned subsidiary of the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) and an Equipment Lease Agreement (the “Lease”) with Crestmark Equipment Finance, a division of MetaBank (“Crestmark”). Under these agreements, the Company’s subsidiary, Central CA Fuel Cell 2, LLC (“CCFC2”), sold the 2.8 MW fuel cell power plant (the “Plant”) located at the Tulare wastewater treatment plant in Tulare, California to Crestmark and then leased the Plant back from Crestmark through this sale-leaseback transaction. The Plant was designed, manufactured and installed by the Company, and commercial operations began on December 27, 2019. In operating the Plant, CCFC2 purchases biogas from the City of Tulare and will sell the power produced by the Plant to Southern California Edison under a twenty year power purchase agreement under the California Bioenergy Market Adjusting Tariff, which was separately entered into on April 20, 2018 (the “Tulare PPA”).

Under the terms of the Purchase Agreement, Crestmark paid CCFC2 an aggregate purchase price of $14.4 million. A portion of these proceeds were used by CCFC2 to make a down payment and an initial rental payment under the Lease totaling $2.9 million to Crestmark, and to pay taxes, to pay transaction costs and to fund a debt service reserve totaling approximately $1.0 million, resulting in net proceeds to CCFC2 of approximately $10.5 million.  These net proceeds (also discussed under “Third Amendment to Orion Credit Agreement” below) were allocated as follows:

•

Approximately $6.5 million of the net proceeds were deposited into the Project Proceeds Account (restricted cash on the Company’s Consolidated Balance Sheet) under the Orion Credit Agreement (as defined below). These proceeds may be used to repay amounts outstanding under the Orion Credit Agreement or redeployed, subject to the approval of the Orion Lenders and the Agent (in each case as defined below), to other financing transactions for the Company’s projects. These net proceeds will be classified as restricted cash on the Consolidated Balance Sheet.

•

Approximately $1.2 million of the net proceeds were deposited into a module reserve account and debt services reserve account under the Orion Credit Agreement. These net proceeds will be classified as restricted cash on the Consolidated Balance Sheet.

•

The balance of the net proceeds, totaling $2.8 million, were used to fund the quarterly cash interest payment due to the Orion Lenders under the Orion Credit Agreement and the dividend payments on the Company’s 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020.

The Lease has an initial term of ten years but may be extended at the option of CCFC2. As noted above, an initial rental down payment and one month’s rent totaling $2.9 million was paid using the proceeds from the sale of the Plant. Rental payments are due on a monthly basis in the amount of $0.1 million. Lease payments are expected to be funded with proceeds from the sale of power under the Tulare PPA. Following the sale-leaseback transaction, the remaining rental payments due over the term of the Lease total approximately $8.5 million.

CCFC2 and Crestmark entered into an Assignment Agreement on February 11, 2020 (the “Assignment Agreement”) and FuelCell Finance (the direct parent of CCFC2) and Crestmark entered into a Pledge Agreement on February 11, 2020 (the “Pledge Agreement”) pursuant to which collateral was provided to Crestmark to secure CCFC2’s obligations under the Lease.  Specifically, CCFC2 and FuelCell Finance have granted Crestmark a security interest in (i) certain agreements relating to the sale-leaseback transaction, (ii) the revenues CCFC2 receives with respect to the Plant, (iii) two fuel cell modules to be maintained by CCFC2 as replacement modules for the Plant, and (iv) FuelCell Finance’s equity interest in CCFC2.  CCFC2 and the Company also entered into a Technology License and Access Agreement with Crestmark on February 11, 2020, which provides Crestmark with certain intellectual property license rights to have access to the Company’s proprietary fuel cell technology, but only for the purpose of maintaining and servicing the project in certain circumstances where the Company is not satisfying its obligations under its service agreement with regard to the maintenance and servicing of the Plant.

Pursuant to the Lease, CCFC2 has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. Investment Tax Credit anticipated to be realized by Crestmark in connection with the foregoing sale-leaseback transaction. Such obligations would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the U.S. Internal Revenue Service (“IRS”). The Company does not believe that any such obligation is likely based on the facts known as of March 16, 2020. The maximum potential future payments that CCFC2 could have to make under these obligations would depend on the difference between the fair values of the fuel cell projects sold or financed and the values the IRS would determine as the fair value for the systems for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the sale-leaseback agreements is based on guidelines provided by the statutory regulations from the IRS. The Company and Crestmark used fair values determined with the assistance of an independent third-party appraisal.

The Purchase Agreement and the Lease contain representations and warranties, affirmative and negative covenants, and customary events of default that entitle Crestmark to cause CCFC2’s indebtedness under the Lease to become immediately due and payable.

Pursuant to a Guaranty Agreement executed on February 11, 2020 by the Company for the benefit of Crestmark (the “Guaranty”), the Company has guaranteed the payment and performance of CCFC2’s obligations under the Lease.

Third Amendment to Orion Credit Agreement

In order to obtain the Orion Lenders’ consent to the Crestmark sale-leaseback transaction described above and to the use of certain proceeds from the Crestmark sale-leaseback transaction (the “Crestmark Proceeds”) as described below, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Third Amendment to the Orion Credit Agreement (the “Third Orion Amendment”) dated February 11, 2020, and a Consent and Waiver dated February 11, 2020 (the “Consent and Waiver”).  Pursuant to the Third Orion Amendment,  TRS Fuel Cell, LLC was added as an Additional Covered Project Company (as defined in the Orion Credit Agreement), requiring the Company to pledge all of the assets of TRS Fuel Cell, LLC under the Orion Credit Agreement.  In addition, pursuant to the Orion Credit Agreement (as modified by the Third Orion Amendment), all of the proceeds received by the Company from the Crestmark sale-leaseback transaction described above, after the payment of transaction costs, were deposited in the Company’s Project Proceeds Account, which account is restricted, with withdrawals permitted only with consent of the Agent for use to (i) prepay the loans under the Orion Credit Agreement or (ii) fund (x) construction costs, inventory or other capital expenditures for an Additional Covered Project (as defined in the Orion Credit Agreement) whose contracted cash flows (as determined in the Orion Lenders’ sole discretion) meet or exceed a coverage ratio acceptable to the Orion Lenders, and (y) inventory, working capital and other costs required in connection with the performance of purchase orders, service agreements and other binding customer agreements (as determined in the Orion Lenders’ sole discretion); provided, however, that, pursuant to the Third Orion Amendment, certain portions of the funds deposited in the Project Proceeds Account were used as follows: (a) $1.1 million of the Crestmark Proceeds were transferred to the Module Reserve Account (as defined in the Orion Credit Agreement) to fund module replacement costs for Covered Projects (as defined in the Orion Credit Agreement); (b) $0.1 million of the Crestmark Proceeds were transferred to the Debt Reserve Account; (c) $1.7 million of the Crestmark Proceeds were used to fund the quarterly cash interest due to the Orion Lenders under the Orion Credit Agreement; and (d) $1.1 million of the Crestmark Proceeds were used to fund the aggregate amount of the dividends on the Company’s Series B Preferred Stock and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020. The remaining approximately $6.5 million of the Crestmark Proceeds will remain as restricted cash in the Project Proceeds Account and the Company expects to request the Orion Lenders’ consent to draw down all or a portion of such amount for future projects as permitted under the Orion Credit Agreement or use the funds to repay principal due under the Orion Credit Agreement over time.   Pursuant to the Consent and Wavier, subject to the terms and conditions described above in the Third Orion Amendment, the Orion Lenders consented to the release of liens on those assets that were the subject of the Crestmark sale-leaseback transaction and to the Company’s entering into the Guaranty.

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

Comparison of Three Months Ended January 31, 2020 and 2019

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2020 and 2019 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2020	2019	$	%
Total revenues	$16,264	$17,783	$(1,519)	(9)%
Total costs of revenues	$12,983	$19,988	$(7,005)	(35)%
Gross profit (loss)	$3,281	$(2,205)	$5,486	249%
Gross margin	20.2%	(12.4)%

Total revenues for the three months ended January 31, 2020 of $16.3 million reflects a decrease of $1.5 million from $17.8 million during the same period in the prior year.  Cost of revenues for the three months ended January 31, 2020 of $13.0 million reflect a $7.0 million decrease from $20.0 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended January 31, 2020 and 2019 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2020	2019	$		%
Product revenues	$—	$—	$	(—)	N/A
Cost of product revenues	2,016	3,422		(1,406)	(41)%
Gross loss from product revenues	$(2,016)	$(3,422)		$1,406	41%
Product gross margin	N/A	N/A

There was no product revenue during the three months ended January 31, 2020 and 2019.

Cost of product revenues decreased $1.4 million for the three months ended January 31, 2020 to $2.0 million, compared to $3.4 million in the same period in the prior year.  Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes, but there were lower overall manufacturing costs for the three months ended January 31, 2020 due to the Company’s reduction in workforce that was implemented during 2019.  Manufacturing variances, primarily related to low production volumes and other charges, totaled approximately $1.7 million for the three months ended January 31, 2020 compared to approximately $3.2 million for the three months ended January 31, 2019. For the three months ended January 31, 2020, we operated at an annualized production rate of approximately 20 MW which is a reduction from the prior year annual production rate of 25 MW.

As of January 31, 2020, there was no product sales backlog compared to $1,000 of product sales backlog as of January 31, 2019.

Service and license revenues

Service and license revenues and related costs for the three months ended January 31, 2020 and 2019 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2020	2019	$	%
Service and license revenues	$5,612	$11,772	$(6,160)	(52)%
Cost of service and license revenues	1,618	12,319	(10,701)	(87)%
Gross profit (loss) from service and license revenues	$3,994	$(547)	$4,541	(830)%
Service and license revenues gross margin	71.2%	(4.6)%

Revenues for the three months ended January 31, 2020 from service agreements and license fee and royalty agreements decreased $6.2 million to $5.6 million from $11.8 million for the three months ended January 31, 2019.  Service and license revenues decreased primarily as a result of the fact that there was no revenue recorded in connection with module replacements during the three months ended January 31, 2020.  In addition, the three months ended January 31, 2019 included revenue recorded for the Bridgeport Fuel Cell Project service agreement.  As a result of the purchase by the Company of the Bridgeport Fuel Cell Project on May 9, 2019, revenue under this service agreement is no longer being recognized.  Service and license revenue for the three months ended January 31, 2020 primarily includes license revenues of $4.0 million associated with the Joint Development Agreement entered into with EMRE on November 5, 2019.

Cost of service and license revenues decreased $10.7 million to $1.6 million for the three months ended January 31, 2020 from $12.3 million for the three months ended January 31, 2019, due to the fact that there were no module replacements in the three months ended January 31, 2020.  Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross profit from service and license revenues was $4.0 million for the three months ended January 31, 2020, which represents an increase of $4.5 million from a gross loss of $0.5 million for the three months ended January 31, 2019.  This increase is primarily a result of the license revenues associated with the Joint Development Agreement entered into with EMRE.  The overall gross margin percentage was 71.2% for the three months ended January 31, 2020 compared to a gross loss of 4.6% in the prior year period.

As of January 31, 2020, service and license backlog totaled approximately $190.5 million, compared to $291.2 million as of January 31, 2019.  Service and license backlog does not include future variable royalties.  This backlog relates to service agreements of up to twenty years and is expected to generate positive margins and cash flows based on current estimates.  The decrease in service backlog is primarily due to the acquisition of the Bridgeport Fuel Cell Project, as the service backlog of $30.4 million previously remaining for such project was eliminated.  This acquisition resulted in additional revenue to be recorded under the power purchase agreement (“PPA”) as compared to the service agreement.  Service backlog also includes future license revenue.

Generation revenues

Generation revenues and related costs for the three months ended January 31, 2020 and 2019 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2020	2019	$	%
Generation revenues	$5,442	$1,479	$3,963	268%
Cost of generation revenues	5,557	1,636	3,921	240%
Gross loss from generation revenues	$(115)	$(157)	$42	(27)%
Generation revenues gross margin	(2.1)%	(10.6)%

Revenues from generation for the three months ended January 31, 2020 totaled $5.4 million which represents an increase of $3.9 million from revenue recognized of $1.5 million for the three months ended January 31, 2019.  Generation revenues for the three months ended January 31, 2020 and 2019 reflect revenue from electricity generated under our PPAs.  Generation revenues increased for the three months ended January 31, 2020 compared to the same period in the prior year due to additional revenue recorded for the PPA associated with the Bridgeport Fuel Cell Project, which was acquired on May 9, 2019.  Cost of generation revenues totaled $5.6 million in the three months ended January 31, 2020, which represents an increase from the comparable prior year period.  Cost of generation revenues included depreciation of approximately $2.6 million and $1.0 million for the three months ended January 31, 2020 and 2019, respectively. We had 28.9 MW of operating power plants in our portfolio as of January 31, 2020, compared to 11.2 MW as of January 31, 2019. This increase is primarily a result of the acquisition of the Bridgeport Fuel Cell Project.

As of January 31, 2020, generation backlog totaled approximately $1.1 billion, compared to $982.4 million as of January 31, 2019.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended January 31, 2020 and 2019 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2020	2019	$	%
Advanced Technologies contract revenues	$5,210	$4,532	$678	15%
Cost of Advanced Technologies contract revenues	3,792	2,611	1,181	45%
Gross profit from Advanced Technologies contracts	$1,418	$1,921	$(503)	(26)%
Advanced Technologies contract gross margin	27.2%	42.4%

Advanced Technologies contract revenues for the three months ended January 31, 2020 were $5.2 million, which reflects an increase of $0.7 million when compared to $4.5 million of revenues for the three months ended January 31, 2019.  Advanced Technologies contract revenues were higher for the three months ended January 31, 2020 due to the timing of activity under existing contracts as well as the addition of the Company’s Joint Development Agreement with EMRE (which was executed during the first quarter of fiscal 2020).  Cost of Advanced Technologies contract revenues increased $1.2 million to $3.8 million for the three months ended January 31, 2020, compared to $2.6 million for the same period in the prior year.  Advanced Technologies contracts for the three months ended January 31, 2020 generated a gross margin of $1.4 million compared to a gross margin of $1.9 million for the three months ended January 31, 2019.  The decrease in Advanced Technologies contract gross margin is related to the timing and mix of contracts, which were more heavily weighted to cost share agreements performed during the three months ended January 31, 2020, compared to the same period in the prior year.

As of January 31, 2020, Advanced Technologies backlog totaled approximately $64.6 million compared to $37.0 million as of January 31, 2019.  This increase was primarily a result of the Joint Development Agreement with EMRE.

Administrative and selling expenses

Administrative and selling expenses were $5.3 million and $6.8 million for the three months ended January 31, 2020 and 2019, respectively. The decrease from the same period in the prior year primarily relates to a legal settlement of $2.2 million received during the three months ended January 31, 2020, which was recorded as an offset to administrative and selling expenses.

Research and development expenses

Research and development expenses decreased to $1.2 million for the three months ended January 31, 2020 compared to $6.3 million during the three months ended January 31, 2019. The decrease related to the reduction in spending resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to research and development (as resources were instead allocated to funded Advanced Technologies projects).

Loss from operations

Loss from operations for the three months ended January 31, 2020 was $3.1 million compared to $15.2 million for the three months ended January 31, 2019.  The decrease in the loss from operations was primarily a result of higher gross profit and lower operating expenses for the three months ended January 31, 2020.

Interest expense

Interest expense for the three months ended January 31, 2020 and 2019 was $3.3 million and $2.5 million, respectively.  Interest expense for both periods presented includes interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount.  The increase in interest expense during the three months ended January 31, 2020 represents additional interest on the $80.0 million outstanding under our Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and interest on the loans made by Fifth Third Bank and Liberty Bank in connection with the acquisition of the Bridgeport Fuel Cell Project.  The interest expense during the three months ended January 31, 2019 included interest on outstanding amounts under our loan and security agreement with Hercules Capital, Inc. and outstanding amounts under our construction loan agreement with Generate Lending, LLC.

Change in fair value of common stock warrant liability

The $34.2 million expense for the three months ended January 31, 2020 represents an adjustment to the estimated fair value of the warrants issued to the lenders under our Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders based on a Black-Scholes model.  The adjustment included $23.7 million for warrants that were converted during the quarter and $10.5 million for warrants that were still outstanding as of January 31, 2020.  The expense is primarily a result of an increase in the stock price during the quarter compared to the stock price used in the Black-Scholes model upon issuance of the warrants.

Other income, net

Other income, net was $0.5 million and $0.2 million for the three months ended January 31, 2020 and 2019, respectively.  Other income, net for the three months ended January 31, 2020 primarily relates to a net non-cash gain on the extinguishment accounting related to the modification of the Series 1 Preferred Stock and the extinguishment related to the embedded derivatives.  Refer to Note 13. Redeemable Preferred Stock for additional information.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea.  Income tax recorded for the three months ended January 31, 2020 was $0.02 million.  There was no income tax recorded for the three months ended January 31, 2019.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.9 million and $0.8 million for the three month periods ended January 31, 2020 and 2019, respectively.

Series C preferred stock deemed dividends and redemption value adjustment

During the three months ended January 31, 2019, conversions of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of our Series C Preferred Stock.   Conversions during the three months ended January 31, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed dividends of $0.5 million.  The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Stock.  A charge to common stockholders of $8.6 million was recorded during the three months ended January 31, 2019 because of equity conditions failures under the Certificate of Designations for the Series C Preferred Stock.  The last outstanding shares of Series C Preferred Stock were converted into common stock on May 23, 2019, so there were no shares of Series C Preferred Stock outstanding during the three months ended January 31, 2020.

Series D preferred stock deemed dividends and redemption accretion

During the three months ended January 31, 2019, conversions of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) in which the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and are treated as a partial redemption of the shares of our Series D Preferred Stock.  Conversions during the three months ended January 31, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $1.9 million.  The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series D Preferred Stock.   Redemption accretion was recorded during the three months ended January 31, 2019 of $3.8 million.  The last outstanding shares of Series D Preferred Stock were converted into common stock on October 1, 2019, so there were no shares of Series D Preferred Stock outstanding during the three months ended January 31, 2020.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed dividends and redemption value adjustment on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends and redemption accretion.  For the three month periods ended January 31, 2020 and 2019, net loss attributable to common stockholders was $41.1 million and $33.0 million, respectively, and loss per common share was $0.20 and $3.97, respectively.  The increase in the net loss for the three months ended January 31, 2020 is primarily due to the change in fair value of the common stock warrant liability discussed above, partially offset by higher gross profit and lower operating expenses.  The lower loss per common share is due to higher weighted average shares outstanding due to share issuances since January 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and restricted cash totaled $73.9 million as of January 31, 2020 compared to $39.8 million as of October 31, 2019, consisting of:

•	Unrestricted cash and cash equivalents of $38.3 million as of January 31, 2020 compared to $9.4 million as of October 31, 2019.
•

Restricted cash and cash equivalents of $35.7 million as of January 31, 2020, of which $8.2 million was classified as current and $27.5 million was classified as non-current, compared to $30.3 million of total restricted cash and cash equivalents as of October 31, 2019, of which $3.5 million was classified as current and $26.9 million was classified as non-current.

The Company’s future liquidity will be dependent on its ability to (i) timely complete current projects in process within budget, including approved amounts that have been financed, as financing does not cover overages, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operations of new projects and operating its generation portfolio in compliance with minimum performance guarantees, (iii) obtain approval of and receive funding for project construction under its Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and meet conditions for release of funds, (iv) increase order and contract volumes, which would lead to additional product sales and services agreements, (v) obtain funding for and receive payment for research and development under current and future Advanced Technology contracts, including achieving a $5 million technological performance milestone under its Joint Development Agreement with EMRE during calendar year 2020, and (vi) implement the cost reductions necessary to achieve profitable operations. Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to deploy our projects and facilitate the growth of our business. If financing is not available to us on acceptable terms if and when needed, if we do not satisfy the conditions of our financing arrangements or if we spend more than the financing approved for projects, we may be required to reduce planned spending, sell assets, seek alternative financing and take other measures, which could have a material adverse effect on our financial condition and operations.

The key definitive agreements which support the Company’s future liquidity position include:

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

As of January 31, 2020, we had 14,034,171 shares of common stock available for issuance, of which 10,275,873 shares were reserved for issuance under various convertible securities, options, and warrants, under our stock purchase and incentive plans, and under our at-the-market sales plan.  The limited number of shares available for issuance limits our ability to raise capital in the equity markets and satisfy obligations with shares instead of cash, which could adversely impact our ability to fund our business and operations. We must obtain stockholder approval to increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation, as amended. In our definitive proxy statement, which was filed on February 14, 2020, the Board of Directors has requested that our stockholders vote to approve a 112,500,000 increase in the number of authorized shares of common stock, which would bring the total number of authorized shares of common stock to 337,500,000.

While there can be no assurances, we anticipate raising additional required capital from new and existing investors and lenders. We expect to work with lenders and financial institutions to secure long-term debt, tax equity and sale-leasebacks for our project asset portfolio as we achieve the commercial operation dates for these projects. This financing, if received, may allow the Company to recycle capital from these projects by reinvesting the capital in other projects (subject to the approval of the lenders and the Agent under the Orion Facility) and to pay down the Orion Facility over time.  There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or that the lenders and the Agent under the Orion Facility will consent to such financing.  If the Company is unable to obtain such financing or raise additional capital, the Company may reduce its expenditures or slow its project spending. If the Company cannot obtain such financing, cannot obtain such financing on terms acceptable to the Company, or cannot obtain the necessary consents to such financing under the Orion Facility, it would negatively impact the Company’s business model, operations, and liquidity.  It should also be noted that the lenders and the Agent under the Orion Facility have broad approval rights over our ability to draw, allocate and use funds from the Orion Facility, including funds in our unrestricted cash and cash equivalents accounts that are expected to be spent for project asset development and to satisfy service and maintenance obligations.

We believe that our cash flows from our existing backlog, including PPAs, service agreements and Advanced Technology contracts, combined with our current unrestricted cash and cash equivalents, cash which is expected to become unrestricted upon our performance of certain milestones under our financing agreements with PNC Energy Capital, LLC (“PNC”), and available borrowings under the Orion Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Generation/Operating Portfolio, Projects, Project Awards, and Backlog

To grow our generation portfolio, the Company will invest in developing and building turn-key fuel cell projects which will be owned by the Company and classified as project assets on the balance sheet. This strategy requires liquidity, and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile.  Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. These up-front investments may include using our working capital, availability under our construction financing facilities or other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our operating portfolio (28.9 MW as of January 31, 2020) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate approximately $22.0 million per year in annual revenue depending on plant output, operations performance and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors.  As of January 31, 2020, the Company had projects representing an additional 44.3 MW under development and construction, which projects are expected to generate operating cash flows in future periods. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. The Company expects to finance the construction of the projects still under development and construction using proceeds from the Orion Facility, subject to lender approval, satisfaction of conditions for release of funding, including third party consents, and keeping project costs within approved budgets. We have worked with and are continuing to work with other lenders and financial institutions to secure long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient. As of January 31, 2020, we have financed four projects through sale-leaseback transactions.

As of January 31, 2020, total financing obligations and debt outstanding related to project assets under the sale lease-back transactions was $44.8 million.  Future required payments totaled $16.3 million as of January 31, 2020. The outstanding financing obligation under the sale-leaseback transactions includes an embedded gain, which will be recognized at the end of each respective lease term.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of January 31, 2020:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
		Total MW Operating:	28.9

The following table summarizes projects in process, including those in backlog and awards, as of January 31, 2020:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Estimated Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Triangle St	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	Q3 '20	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.2	Q4 '22	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	Q2 '21	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	Q4 '21	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	Q4 '21	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.8	Q2 '21	20
		Total MW in Process:	44.3

The projects listed in the above table are in various stages of development or on-site construction and installation. The Triangle Street project is undergoing commissioning and is expected to reach commercial operations in our second fiscal quarter of 2020. The Groton Sub Base project is under construction. The Company expects to begin the construction process during fiscal 2020 for the San Bernardino, LIPA 1 and CT RFP-2 projects in order to achieve the estimated commercial operations dates.

Backlog by revenue category is as follows:

•

Services and license backlog totaled $190.5 million as of January 31, 2020, compared to $226.9 million as of January 31, 2019.  Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements.

•

Generation backlog totaled $1.1 billion as of January 31, 2020, compared to $982.4 million as of January 31, 2019.  Generation backlog represents future contracted energy sales under contracted PPAs between us and the end-user of the power.

•	There was no product sales backlog as of January 31, 2020, compared to $0.1 thousand as of January 31, 2019.
•	Advanced Technologies contract backlog totaled $64.6 million as of January 31, 2020, compared to $37.0 million as of January 31, 2019.

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

Factors that may impact our liquidity in fiscal year 2020 and beyond include:

•

While the Company has access to the $200.0 million Orion Facility to finance construction of its generation portfolio, the timing, availability and allocation of any new draws beyond the $80.0 million which has been funded under the Orion Facility are at the discretion of the lenders, which may negatively impact the Company’s liquidity as well as its ability to complete various construction projects. In addition, we expect to work with other lenders and financial institutions to secure long-term debt, tax equity and sale-leasebacks for our project asset portfolio as we achieve the commercial operation dates for these projects. This financing, if received, may allow the Company to recycle capital from these projects by reinvesting the capital in other projects (subject to the approval of the lenders and the Agent under the Orion Facility) and to pay down the Orion Facility over time.   There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or that the lenders and the Agent under the Orion Facility will consent to such financing.  If the Company is unable to obtain such financing or raise additional capital, the Company may reduce its expenditures or slow its project spending. If the Company cannot obtain such financing, cannot obtain such financing on terms acceptable to the Company, or cannot obtain the necessary consents to such financing under the Orion Facility, it would negatively impact the Company’s business model, operations, and liquidity.  It should also be noted that the lenders and the Agent under the Orion Facility have broad approval rights over our ability to draw, allocate and use funds from the Orion Facility, including funds in our unrestricted cash and cash equivalents accounts that are expected to be spent for project asset development and to satisfy service and maintenance obligations.

•

We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes.  We manage production rate based on expected demand and projects schedules. Changes to production rate take time to implement.  In conjunction with and following the reorganization and reduction in workforce in April 2019, we reduced our production rate to approximately 2 MW, which resulted in an annualized production rate through October 31, 2019 of 17 MW.   The annualized production rate as of January 31, 2020 was 20 MW.  The Company will evaluate future increases in production rate if and when warranted by business conditions.

•

As project sizes and the number of projects evolves, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, posting of letters of credit, bonding or other forms of security, and incurring engineering, permitting, legal, and other expenses.

•

Unrestricted cash and cash equivalents totaled $38.3 million as of January 31, 2020 compared to $9.4 million as of October 31, 2019. Of these amounts, $32.6 million as of January 31, 2020 and $0 as of October 31, 2019, were funded through the Orion Facility and under the terms of the Orion Facility are for use by our consolidated wholly-owned project subsidiaries in the normal course of operations for project construction, purchase of equipment (including inventory from FuelCell Energy, Inc.) and working capital for projects currently under construction in accordance with each project’s construction budget and schedule. Such unrestricted funds may not be used for general corporate purposes.  In addition, short-term restricted cash totaled $8.2 million as of January 31, 2020 compared to $3.5 million as of October 31, 2019. The restricted cash balance as of January 31, 2020 includes a $5.0 million debt reserve established in accordance with First Orion Amendment (as defined below). The debt reserve will be released on the first date on which all of the following events have occurred (a) the Groton Project shall have achieved its business plan in accordance with the Groton Construction Budget (as defined in the Orion Credit Agreement), (b) the commercial operation date for the Groton Project shall have occurred, (c) the Groton Project shall have met its annualized output and heat rate guarantees for three months, and (d) a disposition, refinancing or tax equity investment of at least $30 million shall have occurred with respect to the Groton Project.

•

The amount of accounts receivable and unbilled receivables as of January 31, 2020 and October 31, 2019 was $16.3 million ($3.2 million of which is classified as “Other assets”) and $14.5 million ($3.5 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts.  Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of January 31, 2020 and October 31, 2019 was $65.2 million ($6.8 million is classified as long-term inventory) and $56.7 million ($2.2 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $41.8 million and $31.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment.  To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.

•

The amount of total project assets as of January 31, 2020 and October 31, 2019 was $147.9 million and $144.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction.  Project assets as of January 31, 2020 consisted of $71.8 million of completed, operating installations and $76.1 million of projects in development.  As of January 31, 2020, we had 28.9 MW of operating project assets that generated $5.4 million of revenue in the three months ended January 31, 2020.  Also, as of January 31, 2020, the Company had an additional 44.3MW of projects under development and construction, some of which are expected to generate operating cash flows in fiscal year 2020.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations.  As of January 31, 2020, we had pledged approximately $5.7 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

•	For fiscal year 2020, we forecast capital expenditures of approximately $2.0 million compared to capital expenditures of $2.2 million in fiscal year 2019.

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $73.9 million as of January 31, 2020 compared to $39.8 million as of October 31, 2019.  As of January 31, 2020, restricted cash and cash equivalents was $35.7 million, of which $8.2 million was classified as current and $27.5 million was classified as non-current, compared to $30.3 million in restricted cash and cash equivalents as of October 31, 2019, of which $3.5 million was classified as current and $26.9 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2020	2019
Consolidated Cash Flow Data:
Net cash used in by operating activities	$(6,506)	$(11,958)
Net cash used in investing activities	(8,299)	(14,224)
Net cash provided by financing activities	48,989	14,150
Effects on cash from changes in foreign currency rates	(49)	7
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,135	$(12,025)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $6.5 million during the three months ended January 31, 2020, compared to $12.0 million of net cash used in operating activities during the three months ended January 31, 2019.

Net cash used in operating activities for the three months ended January 31, 2020 was primarily a result of the net loss of $40.2 million, increases in inventory of $5.8 million, accounts receivable of $2.3 million and other assets of $1.1 million and decreases in accounts payable of $2.5 million and accrued liabilities of $0.8 million, offset by an increase in deferred revenue of $5.0 million and net non-cash adjustments of $40.6 million including a $34.2 million charge related to the change in fair value of common stock warrant liabilities.

Net cash used in operating activities for the three months ended January 31, 2019 was primarily a result of the net loss of $17.5 million and a decrease of $1.3 million in accounts receivable offset by increases in unbilled receivables of $7.8 million, deferred revenue of $5.8 million and accrued liabilities of $2.5 million and net non-cash adjustments of $5.0 million.

Investing Activities – Net cash used in investing activities was $8.3 million for the three months ended January 31, 2020, compared to net cash used in investing activities of $14.2 million during the three months ended January 31, 2019.

Net cash used in investing activities for the three months ended January 31, 2020 included $7.6 million of project assets expenditures and a $0.6 million payment for a working capital adjustment for the acquisition of the Bridgeport Fuel Cell Project in May 2019.

Net cash used in investing activities for the three months ended January 31, 2019 included a $12.6 million investment in project assets to expand our operating portfolio and $1.6 million in capital expenditures.

Financing Activities – Net cash provided by financing activities was $49.0 million during the three months ended January 31, 2020, compared to net cash provided by financing activities of $14.2 million during the three months ended January 31, 2019.

Net cash provided by financing activities during the three months ended January 31, 2020 resulted from the receipt of $65.5 million of debt proceeds from the Orion Facility, net of a debt discount of $1.6 million, and $3.0 million of debt proceeds from Connecticut Green Bank and common stock sales of $3.5 million offset by debt repayment of $15.5 million, the payment of deferred financing costs of $2.5 million and the payment of preferred dividends and return of capital of $3.4 million.

Net cash provided by financing activities during the three months ended January 31, 2019 resulted from the receipt of $17.3 million of debt proceeds which included $10.0 million received under our loan agreement with Generate Lending, LLC, $5.8 million received under our loan agreement with NRG Energy, Inc. and $1.5 million received under our loan agreement with Enhanced Capital Connecticut Fund V, LLC, offset by the debt repayment of $1.6 million and the payment of preferred dividends and the return of capital of $1.0 million.

Sources and Uses of Cash and Investments

In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs on a per unit basis.  We also continue to invest in new product and market development and, as a result, we are not consistently generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts, generation assets and Advanced Technologies contracts as well as sales of equity and equity linked securities, issuances of corporate and project level debt, and monetization of technology through licenses.  During fiscal year 2019, we implemented a series of restructuring activities aimed at reducing operating costs and streamlining operations while targeting cash generation and long-term financial stability.

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of January 31, 2020 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$34,016	$31,383	$2,626	$7	$—
Series 1 Preferred obligation (2)	24,331	945	23,386	—	—
Term and Construction loans (principal and interest)	174,149	16,953	55,772	50,021	51,403
Capital and operating lease commitments (3)	20,048	1,208	2,702	1,557	14,581
Sale-leaseback financing obligation (4)	16,300	3,493	5,103	4,529	3,175
Option fee (5)	300	150	150	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$269,144	$54,132	$89,739	$56,114	$69,159

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(2)

On January 20, 2020, the Company, FCE Ltd. and Enbridge Inc. entered into a letter agreement, which is referred to herein as the “January 2020 Letter Agreement,” pursuant to which they agreed to amend the articles of FCE Ltd. relating to and setting forth the terms of the Series 1 Preferred Shares to modify certain terms of the Series 1 Preferred Shares.  Under the terms of the January 2020 Letter Agreement (as described in additional detail below), the Company is still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments are to be made on a quarterly basis and are scheduled to end on December 31, 2021, unless these obligations are satisfied in advance of such date. After taking into account the amendments to the terms of the Series 1 Preferred Shares described in the January 2020 Letter Agreement, the aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million.  Refer to Note 13. “Redeemable Preferred Stock” for additional information regarding such letter agreement and such modified terms.

(3)	Future minimum lease payments on finance and operating leases.
(4)

The amount represents payments due on sale-leaseback transactions of our wholly-owned subsidiaries, under their respective financing agreements with PNC.  Lease payments for each lease under this facility are generally payable in fixed quarterly installments over a ten-year period.

(5)

The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the plants at the end of the term of the agreement.  The fee is payable in installments over the term of the agreement.

(6)

We pay $3.2 million, if and when declared, in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at January 31, 2020) for 20 trading days during any consecutive 30 trading day period.

Term and Construction Loans

Orion Energy Partners Investment Agent, LLC Credit Agreement:  On October 31, 2019, the Company and certain of its subsidiaries as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and certain lenders affiliated with the Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan to be provided by the lenders, subject to certain lender approvals.  Under the Orion Credit Agreement, each lender will fund its commitments on each funding date in an amount equal to the principal amount of the loans to be funded by such lender on such date, less 2.50% of the aggregate principal amount of the loans funded by such lender on such date (the “Loan Discount).

On October 31, 2019, the Company drew down $14.5 million (the “Initial Funding”) and received $14.1 million after taking into account a Loan Discount of $0.4 million.

On November 22, 2019, a second draw (the “Second Funding”) of $65.5 million, funded by Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (the “Orion Lenders”), was made to fully repay certain outstanding third party debt of the Company,  including the outstanding construction loan from Fifth Third Bank with respect to the Groton Project and the outstanding loan from Webster Bank, National Association (“Webster Bank”) with respect to the CCSU Project, as well as to fund remaining going forward construction costs and anticipated capital expenditures relating to the Groton Project (a 7.4 MW project), the LIPA Yaphank Solid Waste Management Project (a 7.4 MW project), and the Tulare BioMAT Project (a 2.8 MW project).  The Company received $63.9 million in the Second Funding after taking into account a Loan Discount of $1.6 million as described above.  Also in conjunction with the Second Funding, the Company issued to the Orion Lenders warrants to purchase up to a total of 14.0 million shares of the Company’s common stock, with an initial exercise price with respect to 8.0 million of such shares of $0.242 per share and with an initial exercise price with respect to 6.0 million of such shares of $0.620 per share (the “Second Funding Warrants”).

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

Under the Orion Credit Agreement, cash interest of 9.9% per annum will be paid quarterly. In addition to the cash interest, payment-in-kind interest of 2.05% per annum will accrue which will be added to the outstanding principal balance of the Orion Facility but will be paid quarterly in cash to the extent of available cash after payment of the Company’s operating expenses and the funding of certain reserves for the payment of outstanding indebtedness to the State of Connecticut and Connecticut Green Bank.  The Orion Credit Agreement contains representations, warranties and other covenants.

Outstanding principal under the Orion Facility will be amortized on a straight-line basis over a seven year term in quarterly payments  beginning one year after the Initial Funding, with the initial payment due 21 business days after the end of the first quarter of fiscal 2021; provided that, if the Company does not have sufficient cash on hand to make any required quarterly amortization payments, such amounts shall be deferred and payable at such time as sufficient cash is available to make such payments subject to all outstanding principal being due and payable on the maturity date, which is the date that is eight years after the date of the Initial Funding or October 31, 2027.

The issuance of the warrants issued in connection with the Initial Funding to purchase up to a total of 6.0 million shares of the Company’s Common Stock (which are referred to herein as the “Initial Funding Warrants”) and recognition of the Second Funding Warrants resulted in $3.9 million being recorded as a liability as of October 31, 2019 with the offset recorded as a debt discount. Refer to Note 12. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Initial Funding Warrants and Second Funding Warrants, including the accounting, terms and conversions during the quarter ended January 31, 2020.

In conjunction with the Second Funding, the Company and the other loan parties entered into the First Amendment to the Orion Credit Agreement (the “First Orion Amendment”), which required the Company to establish a $5.0 million debt reserve, with such reserve to be released on the first date following the date of the Second Funding on which all of the following events shall have occurred: (a) each of (x) the commercial operation date for the Tulare BioMAT project shall have occurred and (y) a disposition, refinancing or tax equity investment in the Tulare BioMAT project of at least $5 million is consummated; (b) each of (x) the Groton Project shall have achieved its business plan in accordance with the Groton Construction Budget (as defined in the Orion Credit Agreement), (y) the commercial operation date for the Groton Project shall have occurred and (z) the Groton Project shall have met its annualized output and heat rate guarantees for three months; and (c) a disposition, refinancing or tax equity investment of at least $30 million shall have occurred with respect to the Groton Project.  The First Orion Amendment further requires the Company (i) to provide, no later than December 31, 2019, a biogas sale and purchase agreement through December 31, 2021 for the Tulare BioMAT project, which was obtained as of such date, (ii) to obtain by December 31, 2019, a fully executed contract for certain renewable energy credits for the Groton Project, which was obtained as of such date, and (iii) to provide by January 31, 2020 certain consents and estoppels from CMEEC related to the Groton Project and an executed, seventh modification to the lease between CMEEC and the United States Government, acting by and through the Department of the Navy, both of which were obtained as of such date.

In addition, in connection with the Letter Agreement, dated January 20, 2020, among the Company, FCE Ltd. and Enbridge Inc. (the “January 2020 Letter Agreement”), pursuant to which such parties agreed to amend the articles of FCE Ltd. setting forth the terms of the Series 1 Preferred Shares, on January 20, 2020, in order to obtain the Orion Lenders’ consent to the January 2020 Letter Agreement as required under the Orion Credit Agreement, the Company, the Agent, the Orion Lenders, and the other loan parties entered into the Second Amendment to the Orion Credit Agreement (the “Second Orion Amendment”), which added a new affirmative covenant to the Orion Credit Agreement that obligates the Company to, and to cause FCE Ltd. to, on or prior to November 1, 2021, either (i) pay and satisfy in full all of their respective obligations in respect of, and fully redeem and cancel, all of the Series 1 Preferred Shares of FCE Ltd., or (ii) deposit in a newly created account of FCE Ltd. or the Company cash in an amount sufficient to pay and satisfy in full all of their respective obligations in respect of, and to effect a redemption and cancellation in full of, all of the Series 1 Preferred Shares of FCE Ltd. The Second Orion Amendment also provides that the articles of FCE Ltd. setting forth the modified terms of the Series 1 Preferred Shares will be considered a “Material Agreement” under the Orion Credit Agreement. Under the Second Orion Amendment, a failure to satisfy this new affirmative covenant or to otherwise comply with the terms of the Series 1 Preferred Shares will constitute an event of default under the Orion Credit Agreement, which could result in the acceleration of any amounts outstanding under the Orion Credit Agreement.

Refer to Note 18. “Subsequent Events” for information regarding the Third Amendment to the Orion Credit Agreement.

Connecticut Green Bank Loans:  As of October 31, 2019, the Company had a long-term loan agreement with the Connecticut Green Bank, providing the Company with a loan of $1.8 million (the “Green Bank Loan Agreement”).  On and effective as of December 19, 2019, the Company and Connecticut Green Bank entered into an amendment to the Green Bank Loan Agreement (the “Green Bank Amendment”). Upon the execution of the Green Bank Amendment on December 19, 2019, Connecticut Green Bank made an additional loan to the Company in the aggregate principal amount of $3.0 million (the “December 2019 Loan”), which is to be used (i) first, to pay closing fees related to the May 9, 2019 acquisition of the Bridgeport Fuel Cell Project and the Subordinated Credit Agreement (as defined below), other fees, and accrued interest from May 9, 2019, totaling $0.4 million (“Accrued Fees”), and (ii) thereafter, for general corporate purposes as determined by the Company, including, but not limited to, expenditures in connection with the project being constructed by Groton Station Fuel Cell, LLC (“Groton Fuel Cell”). Pursuant to the terms of the Green Bank Amendment, Connecticut Green Bank will have no further obligation to make loans under the Green Bank Loan Agreement and the Company will have no right to make additional draws under the Green Bank Loan Agreement.

The Green Bank Amendment provides that, until such time as the loan (which includes both the outstanding principal balance of the original loan under the Green Bank Loan Agreement and the outstanding principal amount of the December 2019 Loan) has been repaid in its entirety, interest on the outstanding balance of the loan shall accrue monthly in arrears from the date of the Green Bank Amendment at a rate of 5% per annum until May 8, 2019 and at a rate of 8% per annum thereafter, payable by the Company on a monthly basis in arrears. The Green Bank Amendment further provides that the payment by the Company of the Accrued Fees (as described above) includes any shortfall of interest due but unpaid by the Company through and including November 30, 2019. Interest payments made by the Company after the date of the Green Bank Amendment are to be applied first to interest that has accrued on the outstanding principal balance of the original loan under the Green Bank Loan Agreement and then to interest that has accrued on the December 2019 Loan.  The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank, to be applied first to repay the outstanding principal balance of the original loan under the Green Bank Loan Agreement and thereafter to repay the outstanding principal amount of the December 2019 Loan, until repaid in full. The Green Bank Amendment further provides that the entire unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026 if not paid sooner in accordance with the Green Bank Loan Agreement. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Fuel Cell to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million,  the Company will be required prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance as of January 31, 2020 was $4.8 million.

Bridgeport Fuel Cell Project Loans:  On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor.  As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum.  Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period ending in May 2026. The Subordinated Credit Agreement contains representations, warranties and covenants.  The balance under the Subordinated Credit Agreement as of January 31, 2020 was $5.6 million.

On May 9, 2019, in connection with the closing of the purchase of BFC, FuelCell Energy Finance, LLC (“FuelCell Finance”) (a subsidiary of the Company) entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s ownership interest in BFC.  The maturity date under the BFC Credit Agreement is May 9, 2025.  Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72 month period.  FuelCell Finance has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on an initial total notional value of $25.0 million, reduced for principal payments.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan.  The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%.  The interest rate swap will be adjusted to fair value on a quarterly basis.  The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers.  The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan.  The fair value adjustments for the three months ended January 31, 2020 resulted in a $0.03 million charge.

State of Connecticut Loan:  In October 2015, the Company closed on a definitive Assistance Agreement with the State of Connecticut (the “Assistance Agreement”) and received a disbursement of $10.0 million, which was used for the first phase of the expansion of the Company’s Torrington, Connecticut manufacturing facility.  In conjunction with this financing, the Company entered into a $10.0 million promissory note and related security agreements securing the loan with equipment liens and a mortgage on its Danbury, Connecticut location. Interest accrues at a fixed interest rate of 2.0%, and the loan is repayable over 15 years from the date of the first advance, which occurred in October of 2015. Principal payments were deferred for four years from disbursement and began on December 1, 2019.  Under the Assistance Agreement, the Company was eligible for up to $5.0 million in loan forgiveness  if the Company created 165 full-time positions and retained 538 full-time positions for two consecutive years (the “Employment Obligation”) as measured on October 28, 2017 (the “Target Date”). The Assistance Agreement was subsequently amended in April 2017 to extend the Target Date by two years to October 28, 2019.

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. Based on the Company’s current headcount and plans for fiscal year 2020, it will be short of meeting this requirement.  If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan.  The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions.  A job audit will be performed within 90 days of the Target Date.  If the Company does not meet the Employment Obligation, then an accelerated payment penalty shall be assessed at a rate of $18,587.36 times the number of employees below the number of employees required by the Employment Obligation.  Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Restricted Cash

We have pledged approximately $35.7 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2020, outstanding letters of credit totaled $5.7 million. These expire on various dates through August 2028.  Under the terms of certain contracts, we will provide performance security for future contractual obligations.  The restricted cash balance as of January 31, 2020 also included $18.1 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $7.7 million relating to future obligations associated with the Bridgeport Fuel Cell Project.

As of October 31, 2018, we had uncertain tax positions aggregating $15.7 million and have reduced our net operating loss (“NOL”) carryforwards by this amount. Because of the level of NOLs and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table under the heading “Commitments and Significant Contractual Obligations.”

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or Biogas, to run our fuel cell power plants.  In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs.  As of January 31, 2020, our operating portfolio was 28.9 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds.  As of January 31, 2020, Advanced Technologies contracts backlog totaled $64.6 million, of which $64.4 million is funded and $0.2 million, which is related to government contracts, is unfunded. Should funding be terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.  The funded backlog includes approximately $10 million of milestone payments that are contingent upon achieving technical milestones.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our consolidated financial statements for the three months ended January 31, 2020 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2019 filed with the Securities and Exchange Commission.

Effective November 1, 2019, we adopted Accounting Standards Update 2016-02, “Leases” (“Topic 842”). See “Note 11, Leases” included in our Notes to Consolidated Financial Statements for changes to our critical accounting policies as a result of adopting Topic 842. Other than changes to our accounting for leases as a result of adopting Topic 842, there have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2019.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance, as well as recent accounting guidance that is not yet effective.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2020, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2020, approximately 0.3% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan.  The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%.  The interest rate swap will be adjusted to fair value on a quarterly basis.  The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers.  The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount which is equivalent to the outstanding principal amount of the loan.  The fair value adjustments for the quarter ended January 31, 2020 resulted in $0.03 million of charges.

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

Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Form 10-Q for the quarter ended January 31, 2020 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may be relied upon.

Previously identified material weakness in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Form 10-Qs for the quarters ended April 30, 2019 and July 31, 2019 that the Company did not have resources to sufficiently address asset impairments on a timely basis or the accounting considerations and disclosures related to the Company’s amended credit facilities. As a result, we concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures in the consolidated financial statements related to asset impairments and credit facilities.  As disclosed in our 2019 Form 10-K, this control deficiency had not been remediated as of October 31, 2019 and the Company further identified that it did not have resources to sufficiently address certain other non-routine transactions and disclosures.   This material weakness resulted in material misstatements that were corrected in the consolidated financial statements prior to issuance.  This control deficiency has not been remediated as of January 31, 2020.

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

Changes in internal control over financial reporting

Beginning on November 1, 2019, we adopted ASC 842, Leases. As a result of the adoption of this standard, we implemented changes to our processes related to leasing and the related internal controls. These changes included the development of new policies based on the leasing standard and the implementation of a leasing software tool to track and account for our leases. Other than the changes relating to the adoption of ASC 842, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (ended January 31, 2020) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2019, filed with the Securities and Exchange Commission on January 22, 2020, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.  The following risk factor is being provided to supplement and update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Our business and operations may be adversely affected by the recent 2019 Novel Coronavirus (COVID-19) outbreak or other similar outbreaks.

Any outbreaks of contagious diseases, including the recent outbreak of the coronavirus that was first detected in Wuhan, China in December 2019, and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, the coronavirus may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the possible impact on the U.S. or global economy. As a result, at the time of this filing, it is impossible to predict the overall impact of the coronavirus on our business, liquidity, capital resources and financial results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2019 – November 30, 2019	—	$—	—	—
December 1, 2019 – December 31, 2019	288	$0.59	—	—
January 1, 2020 – January 31, 2020	—	$—	—	—
Total	288	$0.59	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION
(a)	None.
(b)	None.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1

Purchase and Sale Agreement, dated February 11, 2020, by and between Central CA Fuel Cell 2, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.2

Equipment Lease Agreement, dated February 11, 2020, by and between Central CA Fuel Cell 2, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.3

Assignment Agreement, dated February 11, 2020, by a Central CA Fuel Cell 2, LLC in favor of Crestmark Equipment Finance (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.4

Pledge Agreement, dated February 11, 2020, by and between FuelCell Energy Finance, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.5

Guaranty Agreement, dated February 11, 2020, by FuelCell Energy, Inc. in favor of Crestmark Equipment Finance (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.6

Technology License and Access Agreement for Tulare Biomat Fuel Cell Power Plant, dated February 11, 2020, by and among Crestmark Equipment Finance, Central CA Fuel Cell 2, LLC and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.7

Third Amendment to Credit Agreement, dated as of February 11, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Current report on Form 8-K filed on February 13, 2020).

10.8

Consent and Waiver, dated as of February 11, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

10.9

First Amendment to Credit Agreement, dated as of November 22, 2019, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2019).

10.10

Payoff Letter, Termination, and Release, dated as of November 22, 2019, by and among Groton Station Fuel Cell, LLC and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed on November 25, 2019).

10.11

Amendment to Loan Agreement, dated as of December 19, 2019, by and among FuelCell Energy, Inc. and Connecticut Green Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019).

10.12

Second Amendment to Credit Agreement, dated as of January 20, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, filed on January 22, 2020).

10.13

Letter Agreement, dated January 20, 2020, among FuelCell Energy, Inc., FCE FuelCell Energy Ltd., and Enbridge Inc. relating to the amendment of the terms of the Class A Cumulative Preferred Stock of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, filed on January 22, 2020).

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

FUELCELL ENERGY, INC.
(Registrant)

March 16, 2020	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)