Form 10-Q
period 2020-04-30
FUELCELL ENERGY INC
filed 2020-06-12
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 5, 2020:  211,058,085

FUELCELL ENERGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$29,087	$9,434
Restricted cash and cash equivalents - short-term	8,082	3,473
Accounts receivable, net	6,117	3,292
Unbilled receivables	7,475	7,684
Inventories	54,945	54,515
Other current assets	5,672	5,921
Total current assets	111,378	84,319
Restricted cash and cash equivalents - long-term	36,250	26,871
Inventories - long-term	9,018	2,179
Project assets	153,874	144,115
Property, plant and equipment	38,530	41,134
Operating lease right-of-use assets, net	10,051	-
Goodwill	4,075	4,075
Intangible assets	20,615	21,264
Other assets	10,850	9,489
Total assets	$394,641	$333,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,834	$21,916
Current portion of operating lease liabilities	770	-
Accounts payable	13,567	16,943
Accrued liabilities	10,905	11,452
Deferred revenue	12,629	11,471
Preferred stock obligation of subsidiary	899	950
Total current liabilities	52,604	62,732
Long-term deferred revenue	29,907	28,705
Long-term preferred stock obligation of subsidiary	16,420	16,275
Long-term operating lease liabilities	9,716	-
Long-term debt and other liabilities	176,821	90,140
Total liabilities	285,468	197,852
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2020 and October 31, 2019)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 225,000,000 shares authorized as of April 30, 2020 and October 31, 2019; 211,052,401 and 193,608,684 shares issued and outstanding as of April 30, 2020 and October 31, 2019, respectively	21	19
Additional paid-in capital	1,180,042	1,151,454
Accumulated deficit	(1,130,009)	(1,075,089)
Accumulated other comprehensive loss	(738)	(647)
Treasury stock, Common, at cost (34,194 and 42,496 shares as of April 30, 2020 and October 31, 2019, respectively)	(437)	(466)
Deferred compensation	437	466
Total stockholders’ equity	49,316	75,737
Total liabilities and stockholders' equity	$394,641	$333,446

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2020	2019
Revenues:
Product	$—	$—
Service and license	6,972	2,598
Generation	4,631	1,633
Advanced Technologies	7,277	4,985
Total revenues	18,880	9,216
Costs of revenues:
Product	2,838	6,393
Service and license	5,967	1,745
Generation	5,692	1,685
Advanced Technologies	4,216	3,033
Total costs of revenues	18,713	12,856
Gross profit (loss)	167	(3,640)
Operating expenses:
Administrative and selling expenses	7,168	9,805
Research and development expenses	1,141	4,178
Total costs and expenses	8,309	13,983
Loss from operations	(8,142)	(17,623)
Interest expense	(3,584)	(1,807)
Change in fair value of common stock warrant liability	(3,372)	—
Other income (expense), net	340	(31)
Loss before provision for income taxes	(14,758)	(19,461)
Provision for income taxes	(11)	(69)
Net loss	(14,769)	(19,530)
Series A warrant exchange	—	(3,169)
Series B preferred stock dividends	(800)	(800)
Series C preferred stock deemed contributions	—	1,599
Series D preferred stock deemed dividends	—	(976)
Net loss attributable to common stockholders	$(15,569)	$(22,876)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.07)	$(2.06)
Basic and diluted weighted average shares outstanding	211,000,091	11,090,698

	Three Months Ended April 30,
	2020	2019
Net loss	$(14,769)	$(19,530)
Other comprehensive loss:
Foreign currency translation adjustments	(42)	(140)
Total comprehensive loss	$(14,811)	$(19,670)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2020	2019
Revenues:
Product	$—	$—
Service and license	12,584	14,370
Generation	10,073	3,112
Advanced Technologies	12,487	9,517
Total revenues	35,144	26,999
Costs of revenues:
Product	4,854	9,815
Service and license	7,585	14,064
Generation	11,249	3,321
Advanced Technologies	8,008	5,644
Total costs of revenues	31,696	32,844
Gross profit (loss)	3,448	(5,845)
Operating expenses:
Administrative and selling expenses	12,434	16,564
Research and development expenses	2,296	10,458
Total costs and expenses	14,730	27,022
Loss from operations	(11,282)	(32,867)
Interest expense	(6,861)	(4,271)
Change in fair value of common stock warrant liability	(37,617)	—
Other income, net	871	129
Loss before provision for income taxes	(54,889)	(37,009)
Provision benefit for income taxes	(31)	(69)
Net loss	(54,920)	(37,078)
Series A warrant exchange	—	(3,169)
Series B preferred stock dividends	(1,731)	(1,600)
Series C preferred stock deemed contributions and redemption value adjustment, net	—	(7,406)
Series D preferred stock deemed dividends and redemption accretion	—	(6,661)
Net loss attributable to common stockholders	$(56,651)	$(55,914)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.27)	$(5.77)
Basic and diluted weighted average shares outstanding	206,560,031	9,683,253

	Six Months Ended April 30,
	2020	2019
Net loss	$(54,920)	$(37,078)
Other comprehensive loss:
Foreign currency translation adjustments	(91)	(133)
Total comprehensive loss	$(55,011)	$(37,211)

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2019	193,608,684	$19	$1,151,454	$(1,075,089)	$(647)	$(466)	$466	$75,737
Share based compensation	—	—	488	—	—	—	—	488
Orion warrant exercises	9,396,320	1	25,993	—	—	—	—	25,994
Sale of common stock, net of fees	7,938,228	1	3,501	—	—	—	—	3,502
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	2,585	—	(6)	—	—	—	—	(6)
Preferred dividends — Series B	—	—	(931)	—	—	—	—	(931)
Adjustment for deferred compensation	20,012					29	(29)	-
Effect of foreign currency translation	—	—	—	—	(49)	—	—	(49)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(40,151)	—	—	—	(40,151)
Balance, January 31, 2020	210,965,829	$21	$1,180,499	$(1,115,240)	$(696)	$(437)	$437	$64,584
Share based compensation	—	—	375	—	—	—	—	375
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	86,572	—	(32)	—	—	—	—	(32)
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(42)	—	—	(42)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(14,769)	—	—	—	(14,769)
Balance, April 30, 2020	211,052,401	$21	$1,180,042	$(1,130,009)	$(738)	$(437)	$437	$49,316

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

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(54,920)	$(37,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	863	1,940
Loss from change in fair value of embedded derivatives	-	26
Depreciation and amortization	9,102	4,398
Change in fair value of common stock warrant liability	37,617	—
Gain on Series 1 preferred stock extinguishment	(475)	—
Non-cash interest expense on preferred stock and debt obligations	3,497	2,575
Unrealized loss on derivative contract	526	—
Operating lease expense	315	—
Operating lease payments	(460)	—
Unrealized foreign exchange gains	(948)	(329)
Impairment of property, plant and equipment	—	2,840
Other non-cash transactions, net	766	126
(Increase) decrease in operating assets:
Accounts receivable	(2,825)	(2,171)
Unbilled receivables	(641)	(3,490)
Inventories	(6,117)	(3,468)
Other assets	(288)	560
Increase (decrease) in operating liabilities:
Accounts payable	(3,868)	8,982
Accrued liabilities	777	2,228
Deferred revenue	2,360	4,664
Net cash used in operating activities	(14,719)	(18,197)
Cash flows from investing activities:
Capital expenditures	(55)	(2,091)
Project asset expenditures	(13,633)	(27,275)
Project asset acquisition	(611)	—
Net cash used in investing activities	(14,299)	(29,366)
Cash flows from financing activities:
Repayment of debt	(21,409)	(4,791)
Proceeds from debt, net of debt discount	87,757	28,322
Payment of deferred financing costs	(2,697)	(1,283)
Payment of preferred dividends and return of capital	(4,403)	(1,840)
Common stock issued for stock plans and related expenses	—	31
Proceeds from sale of common stock and warrant exercises, net	3,502	-
Net cash provided by financing activities	62,750	20,439
Effects on cash from changes in foreign currency rates	(91)	(133)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,641	(27,257)
Cash, cash equivalents and restricted cash-beginning of period	39,778	80,239
Cash, cash equivalents and restricted cash-end of period	$73,419	$52,982
Supplemental cash flow disclosures:
Cash interest paid	$3,188	$1,638
Noncash financing and investing activity:
Series C preferred share conversions	—	12,329
Series C preferred share modification	—	6,047
Series D preferred share conversions	—	10,639
Addition of operating lease liabilities	489	—
Addition of operating lease right-of-use assets	489	—
Net noncash reclasses from project assets to inventory	1,152	—
Cashless warrant exercises	25,994	—
Accrued purchase of fixed assets, cash to be paid in subsequent period	68	35
Accrued purchase of project assets, cash to be paid in subsequent period	1,273	893

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1.  Nature of Business and Basis of Presentation

FuelCell Energy, Inc., together with its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”), is a leading integrated fuel cell company with a growing global presence in delivering environmentally-responsible distributed baseload power solutions through our proprietary, molten-carbonate fuel cell technology. We develop turn-key distributed power generation solutions and operate and provide comprehensive service for the life of the power plant. We are working to expand the proprietary technologies that we have developed over the past five decades into new products, applications, markets and geographies. Our mission and purpose remains to utilize our proprietary, state-of-the-art fuel cell platforms to enable a world empowered by clean energy and to reduce the global environmental footprint of baseload power generation by providing environmentally responsible solutions for reliable electrical power, hot water, steam, chilling, distributed hydrogen, micro-grid applications, electrolysis, long-duration hydrogen based energy storage and carbon capture.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and six months ended April 30, 2020 and 2019 have been included. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, share-based compensation expense, fair value measurements, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Liquidity

The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, including approved amounts that have been financed, as financing does not cover budget overages or the total cost of the projects, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain approval of and receive funding for project construction under its Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and meet conditions for release of funds, or obtain other financing, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, services agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technology contracts, including achieving a $5 million technological performance milestone under its Joint Development Agreement with ExxonMobil Research and Engineering Company (“EMRE”) during calendar year 2020, (vii) implement the cost reductions necessary to achieve profitable operations and (viii) access the capital markets to raise funds through the sale of equity securities, convertible notes, other equity-linked instruments and/or other debt instruments. Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. We may seek to obtain such financing in both the debt and equity markets. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, which could have a material adverse effect on our financial condition and operations.

There are indicators that substantial doubt about the Company’s ability to continue as a going concern exists, including, but not limited to, historical losses and negative cash flows, increasing costs of debt financing, restrictive debt covenants and restrictions imposed by the Company’s current lenders, limited availability of assets to support borrowing that have not already been pledged to existing lenders, potential delays in completing the manufacture of modules for project assets due to the closure of the Company’s manufacturing facility as a result of the COVID-19 pandemic, and the need for additional financing to carry out the Company’s business plans. When indicators of substantial doubt exist, GAAP requires management to make an assessment of whether substantial doubt is alleviated by management’s plans. Even though equity and debt financings and other sources of funds may be available in the future, when assessing whether substantial doubt is alleviated, management is not able to place reliance on

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

uncommitted sources of financing. Management assessed substantial doubt about the Company’s ability to continue as a going concern through analysis of existing cash on hand, expected receipts under existing agreements, and release of short-term restricted cash less expected disbursements over the next twelve months, and was not able to alleviate substantial doubt until it entered into the Fifth Orion Amendment (as defined and described below). As a result of this Fifth Orion Amendment, management has concluded that substantial doubt was alleviated, and the Company expects that it will meet its obligations for at least one year from the date of issuance of these financial statements (assuming that there are no extraordinary or unanticipated impacts to its business as result of COVID-19 or otherwise). Execution of the Company’s business plan will require additional financing or other measures to generate cash inflows and reduce cash outflows as early as the expected filing of the Form 10-Q for the third quarter of 2020 in order to alleviate substantial doubt in future periods.

The key agreements which may impact the Company’s future liquidity position include:

•	Orion Facility and the Fifth Orion Amendment.

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and its affiliates, Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., and Orion Energy Credit Opportunities Fund II PV, L.P., as lenders, for a $200.0 million senior secured credit facility (the “Orion Facility”). The Orion Facility is structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects which meet the requirements of the Orion Facility. In conjunction with the closing of the Orion Facility, on October 31, 2019, the Company drew down$14.5 million (the “Initial Funding”). The Company drew down an additional $65.5 million on November 22, 2019 (the “Second Funding”). The Company may draw the remainder of the Orion Facility, up to $120.0 million, over the first 18 months following the Initial Funding and subject to the Agent’s approval, to fund project-related expenses consisting of: (i) construction costs, inventory and other capital expenditures of additional fuel cell projects with contracted cash flows (under power purchase agreements (“PPAs”) with creditworthy counterparties) that meet or exceed a mutually agreed coverage ratio; and (ii) inventory, working capital, and other costs that may be required to be delivered by the Company on purchase orders, service agreements, or other binding customer agreements with creditworthy counterparties. Except as may be approved by the Agent and the lenders under the Orion Facility (and except as provided in the Fifth Orion Amendment), the Company cannot use the Orion Facility to fund its working capital or other expenses at the corporate level.

On June 8, 2020, the Company and certain of its affiliates as guarantors entered into a fifth amendment to the Orion Credit Agreement with the Agent and the lenders (the “Fifth Orion Amendment”). Pursuant to the terms of the Fifth Orion Amendment and the amended Orion Credit Agreement, the lenders have committed to make available certain delayed-draw loans to the Company in an aggregate principal amount of up to $35 million (the “Secondary Facility Loans”) between the execution date and September 14, 2020. Such Secondary Facility Loans may be used for general corporate purposes of the Company or the guarantors in accordance with either (i) the then effective operating budget of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. Any draws under the Secondary Facility Loans must be repaid by September 1, 2021. Refer to Note 18. “Subsequent Events” for additional details.

The lenders and the Agent under the Orion Facility have broad approval rights over the Company’s ability to raise additional capital, obtain other debt financing, and draw, allocate and use funds from the Orion Facility. If the Company is unable to obtain such approvals when the Company seeks to raise additional capital, obtain other debt financing, or use funds under the Orion Facility, it could have a material adverse effect on the Company’s financial condition and operations.

•	EMRE Joint Development Agreement.

On November 5, 2019, the Company signed a two-year Joint Development Agreement with EMRE, pursuant to which the Company will continue exclusive research and development efforts with EMRE to evaluate and develop new and/or improved carbonate fuel cells to capture and reduce carbon dioxide emissions from industrial and power sources, in exchange for (a) payment of (i) an exclusivity and technology access fee of $5.0 million, (ii) up to $45.0 million for research and development efforts, and (iii) milestone-based payments of up to $10.0 million after certain technological milestones are met, and (b) certain licenses.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

•	Paycheck Protection Program Loan.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the original requirements of the CARES Act, at least 75% of the proceeds used by the Company to date have been used to pay eligible payroll costs. Under the original requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the lenders under the Orion Facility to enter into the PPP Note, the Agent and the lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”) was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Note. While the Company may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven.

The Company’s cash, cash equivalents and restricted cash consist of (a) restricted cash and cash equivalents, which consist of amounts pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts and reserved to pay down the Orion Facility which can be accessed or redeployed into other project financing at the option of and only with the approval of the lenders and the Agent under the Orion Facility or other lenders or third parties; (b) project cash and cash equivalents, which consist of amounts borrowed under the Orion Facility which can be used only by our consolidated wholly-owned project subsidiaries in the normal course of operations for project construction, purchase of equipment (including inventory from FuelCell Energy, Inc.) and working capital for projects approved under the Orion Facility in accordance with each project’s construction budget and schedule and which are classified as unrestricted cash on the Company’s consolidated balance sheets; and (c) unrestricted cash and cash equivalents, which can be used by the Company for general corporate purposes, including working capital at the corporate level, and which include the proceeds of the PPP Note received during the quarter ended April 30, 2020. Unrestricted cash and cash equivalents, as presented on the Company’s consolidated balance sheets, consist of the amounts described in (b) and (c) above. As of April 30, 2020, unrestricted cash and cash equivalents totaled $29.1 million compared to $9.4 million as of October 31, 2019. Of this amount, project cash and cash equivalents funded under the Orion Facility totaled $18.6 million as of April 30, 2020 compared to $0 as of October 31, 2019. Excluding project cash and cash equivalents and the remaining balance of approximately $6.0 million under the PPP Note, which may only be used for certain payroll and other eligible expenditures, unrestricted cash and cash equivalents totaled $4.5 million as of April 30, 2020 compared to $9.4 million as of October 31, 2019.

In future periods, the Company expects to seek lower-cost long-term debt and tax equity (e.g., sale-leaseback and partnership transactions) for its project asset portfolio as these projects commence commercial operations. The proceeds of any such financing, if obtained, may allow the Company to fund other fuel cell projects (subject to the approval of the lenders and the Agent under the Orion Facility) and/or pay down the outstanding principal balance of the Orion Facility. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company, or that the lenders and the Agent under the Orion Facility will consent to such financing. The Company may also seek to raise funds through the sale of equity securities, convertible notes, other equity-linked instruments and/or other debt instruments. If the Company is unable to obtain such financing or raise additional capital, it could have a material adverse effect on the Company’s financial condition and operations, and could require the Company to reduce its expenditures or slow its project spending.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 2.  Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

The Company adopted Accounting Standards Update Codification (“ASC”), “Leases” (“Topic 842” or “ASC 842”) on November 1, 2019. ASC 842, including all the related amendments subsequent to its issuance, supersedes the prior guidance for lease accounting and requires lessees to recognize a ROU asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term for substantially all leases, as well as disclose key quantitative and qualitative information about leasing arrangements. Upon adoption, the Company recognized an operating lease liability of approximately $10.3 million and corresponding operating lease ROU assets of approximately $10.1 million. There was no cumulative effect of the adoption recorded to accumulated deficit. There was no significant net effect on the consolidated statements of operations and comprehensive loss. Refer to Note 11. “Leases” for additional information on the Company’s adoption of ASC 842.

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

Recent Accounting Guidance Not Yet Effective

There is no recent accounting guidance not yet effective that is expected to have a material impact on the Company’s financial statements when adopted.

Note 3.  Revenue Recognition

Contract Balances

Contract assets as of April 30, 2020 and October 31, 2019 were $11.9 million and $11.3 million, respectively. The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying consolidated balance sheets. The net change in contract assets represent amounts recognized as revenue offset by customer billings.

Contract liabilities as of April 30, 2020 and October 31, 2019 were $42.5 million and $40.2 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time. These amounts are included within Deferred revenue and Long-term deferred revenue on the accompanying consolidated balance sheets. The net change in contract liabilities represents customer billings offset by revenue recognized.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of April 30, 2020, the Company’s total remaining performance obligations for service agreements, license agreements and Advanced Technologies contracts were $192.4 million. License revenue recognized over time will be recognized over the remaining term of the applicable license agreement. License revenue recognized at a point in time will be recognized when the first specified upgrade that has been developed is delivered and when the second specified upgrade is developed and delivered. Service revenue in periods in which there are no module replacements is expected to be relatively consistent from period to period, whereas module replacements will result in an increase in revenue when replacements occur. Advanced technologies revenue will be recognized as costs are incurred.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 4.  Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of April 30, 2020 and October 31, 2019 consisted of the following:

	April 30,	October 31,
	2020	2019
Commercial Customers:
Amount billed	$5,632	$2,227
Unbilled receivables (1)	5,820	6,139
	11,452	8,366
Advanced Technologies (including U.S. government(2)):
Amount billed	485	1,065
Unbilled receivables	1,655	1,545
	2,140	2,610
Accounts receivable, net and unbilled receivables	$13,592	$10,976

(1)	Additional long-term unbilled receivables of $4.4 million and $3.6 million are included within “Other Assets” as of April 30, 2020 and October 31, 2019, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of April 30, 2020 and October 31, 2019 were $1.4 million and $1.2 million, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. There was no allowance for doubtful accounts as of April 30, 2020 and October 31, 2019. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 5.  Inventories

Inventories (short and long-term) as of April 30, 2020 and October 31, 2019 consisted of the following:

	April 30,	October 31,
	2020	2019
Raw materials	$24,558	$25,466
Work-in-process (1)	39,405	31,228
Inventories	63,963	56,694
Inventories - short-term	(54,945)	(54,515)
Inventories - long-term (2)	$9,018	$2,179
(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of April 30, 2020 and October 31, 2019 was $22.0 million and $23.5 million, respectively, of completed standard components and modules.

(2)

Long-term inventory includes modules that are contractually required to be segregated for use as replacement modules for specific project assets. Given that these project assets are long-term, the Company classifies the inventory as long-term regardless of the expected timing of such module replacements.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power plant.

The Company incurred costs associated with excess plant capacity and manufacturing variances of $2.7 million and $3.4 million for the three months ended April 30, 2020 and 2019, respectively, and $4.4 million and $6.6 million for the six months ended April 30, 2020 and 2019, respectively, which were included within product cost of revenues on the consolidated statements of operations and comprehensive loss.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 6.  Project Assets

Project assets as of April 30, 2020 and October 31, 2019 were $153.9 million and $144.1 million, respectively. Project assets as of April 30, 2020 and October 31, 2019 included eight and seven, respectively, completed, commissioned installations generating power with respect to which the Company has PPAs with an aggregate carrying value of $77.9 million and $59.2 million as of April 30, 2020 and October 31, 2019, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance, a division of MetaBank (“Crestmark”), which are accounted for under the financing method. Project asset depreciation was approximately $2.8 million and $1.0 million for the three months ended April 30, 2020 and 2019, respectively, and $5.8 million and $2.1 million for the six months ended April 30, 2020 and 2019, respectively.

The Project assets balance as of April 30, 2020 and October 31, 2019 also includes installations with an aggregate value of $76.0 million and $84.9 million, respectively, which are being developed and constructed by the Company under existing PPAs that have not been placed in service.

Project construction costs incurred for long-term project assets are reported as investing activities in the consolidated statements of cash flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the consolidated statements of cash flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the consolidated balance sheets (refer to Note 16. “Debt and Financing Obligations” for more information).

Note 7.  Goodwill and Intangible Assets

As of April 30, 2020 and October 31, 2019, the Company had goodwill of $4.1 million that was recorded in connection with the 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and intangible assets of $20.6 million and $21.3 million, respectively, that were recorded in connection with the 2012 Versa acquisition and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa intangible asset consists of indefinite-lived in-process research and development intangible assets (“IPR&D”) for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. The Company recorded $12.3 million as an intangible asset during fiscal year 2019 in connection with the Bridgeport Fuel Cell Project acquisition in May 2019 related to an acquired PPA that had favorable terms. The balance for the PPA intangible asset was $11.0 million and $11.7 million as of April 30, 2020 and October 31, 2019, respectively. Amortization expense for the Bridgeport Fuel Cell Project related intangible asset for the three and six months ended April 30, 2020 was $0.3 million and $0.7 million, respectively.

Note 8.  Other Current Assets

Other current assets as of April 30, 2020 and October 31, 2019 consisted of the following:

	April 30,	October 31,
	2020	2019
Advance payments to vendors (1)	$1,338	$1,899
Prepaid expenses and other (2)	4,334	4,022
Other current assets	$5,672	$5,921

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid expenses including insurance, rent and lease payments.

Note 9.  Other Assets

Other assets as of April 30, 2020 and October 31, 2019 consisted of the following:

	April 30,	October 31,
	2020	2019
Long-term stack residual value (1)	$987	$987
Long-term unbilled receivables (2)	4,438	3,588
Other (3)	5,425	4,914
Other assets	$10,850	$9,489

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
(3)

The Company entered into an agreement with one of its customers on June 29, 2016 that includes a fee for the purchase of the power plants at the end of the term of the agreement. The fee is payable in installments over the term of the agreement and the total paid as of April 30, 2020 and October 31, 2019 was $2.4 million and $2.3 million, respectively. Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of April 30, 2020.

Note 10.  Accrued Liabilities

Accrued liabilities as of April 30, 2020 and October 31, 2019 consisted of the following:

	April 30,	October 31,
	2020	2019
Accrued payroll and employee benefits	$1,934	$2,282
Accrued product warranty cost (1)	110	144
Accrued service agreement costs (2)	4,011	4,047
Accrued legal, taxes, professional and other	4,850	4,979
Accrued liabilities	$10,905	$11,452

(1)

Activity in the accrued product warranty costs represents reduction related to actual warranty activity as contracts progress through the warranty period or are beyond the warranty period and for the three months ended April 30, 2020 and 2019 was $0.01 million and $0.04 million, respectively, and for the six months ended April 30, 2020 and 2019 was $0.03 million and $0.08 million, respectively.

(2)

The loss accruals on service contracts were $3.3 million as of October 31, 2019, which decreased to $3.0 million as of April 30, 2020. The accruals for performance guarantees increased from $0.8 million as of October 31, 2019 to $1.0 million as of April 30, 2020.

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

The Company enters into operating and finance lease agreements for the use of real estate space, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s consolidated balance sheet. Finance leases are not considered significant to the Company’s consolidated balance sheet or consolidated statement of operations. Finance lease ROU assets at April 30, 2020 of $0.1 million are included in Property, plant and equipment, net in the Company’s consolidated balance sheet. Finance lease liabilities at April 30, 2020 of $0.1 million are included in Current portion of long-term debt and Long-term debt and other liabilities in the Company’s consolidated balance sheet.

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

Operating lease expense for the three and six months ended April 30, 2020 was $0.1 million and $0.3 million, respectively. As of April 30, 2020, the weighted average remaining lease term (in years) was approximately 19 years and the weighted average discount rate was 6.2%. Lease payments made for the three and six months ended April 30, 2020 were $0.2 million and $0.5 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,198	$69
Due Year 2	1,339	18
Due Year 3	1,292	—
Due Year 4	768	—
Due Year 5	693	—
Thereafter	14,413	—
Total undiscounted lease payments	19,703	87
Less imputed interest	(9,217)	(4)
Total discounted lease payments	$10,486	$83

Prior to the adoption of the New Lease Accounting Standard, rental commitments on an undiscounted basis were approximately $19.9 million under long-term non-cancelable operating leases and were payable as follows: $1.1 million in fiscal year 2020, $1.4 million in fiscal year 2021, $1.3 million in fiscal year 2022, $0.9 million in fiscal year 2023, $0.7 million in fiscal year 2024 and $14.6 million thereafter. Rent expense for the three and six months ended April 30, 2019 was $0.2 million and $0.5 million, respectively.

Crestmark Sale-Leaseback Transaction

On February 11, 2020, an indirect wholly-owned subsidiary of the Company, Central CA Fuel Cell 2, LLC (“CCFC2”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) and an Equipment Lease Agreement (the “Lease”) with Crestmark. Under these agreements, CCFC2 sold the 2.8 MW biogas fueled fuel cell power plant (the “Plant”) located at the Tulare wastewater treatment plant in Tulare, California to Crestmark and then leased the Plant back from Crestmark through this sale-leaseback transaction. The Plant was designed, manufactured and installed by the Company, and commercial operations began on December 27, 2019. In operating the Plant, CCFC2 purchases biogas from the City of Tulare and sells the power produced by the Plant to Southern California Edison under a twenty-year PPA, which was separately entered into on April 20, 2018 (the “Tulare PPA”), under the California Bioenergy Market Adjusting Tariff.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Under the terms of the Purchase Agreement, Crestmark paid CCFC2 an aggregate purchase price of $14.4 million. A portion of these proceeds were used by CCFC2 to make a down payment and an initial rental payment under the Lease to Crestmark totaling $2.9 million, to pay taxes and transaction costs and to fund a debt service reserve totaling approximately $1.0 million, resulting in net proceeds to CCFC2 of approximately $10.5 million. These net proceeds were allocated as follows:

•

Approximately $6.5 million of the net proceeds were deposited into the Project Proceeds Account (restricted cash on the Company’s consolidated balance sheet) under the Orion Facility. These proceeds may be used to repay amounts outstanding under the Orion Facility or redeployed, subject to the approval of the lenders and the Agent under the Orion Facility, to other financing transactions for the Company’s projects. These net proceeds are classified as long-term restricted cash on the consolidated balance sheet.

•

Approximately $1.2 million of the net proceeds were deposited into a module reserve account and debt services reserve account under the Orion Facility. These net proceeds are classified as long-term restricted cash on the consolidated balance sheet.

•

The balance of the net proceeds, totaling $2.8 million, were used to fund the quarterly cash interest payment due to the lenders under the Orion Facility and the dividend payments on the Company’s Series B Preferred Stock (as defined below) and the dividend and return of capital payment on the Series 1 Preferred Shares (as defined below) of FCE Ltd. (as defined below) required to be paid in the second quarter of fiscal 2020.

The Lease has an initial term of ten years but may be extended at the option of CCFC2. As noted above, an initial rental down payment and one month’s rent totaling $2.9 million was paid using the proceeds from the sale of the Plant. Lease payments are due on a monthly basis in the amount of $0.1 million. Lease payments are expected to be funded with proceeds from the sale of power under the Tulare PPA. Following the sale-leaseback transaction, the remaining lease payments due over the term of the Lease total approximately $9.3 million.

CCFC2 and Crestmark entered into an Assignment Agreement on February 11, 2020 (the “Assignment Agreement”) and FuelCell Energy Finance, LLC (“FuelCell Finance”, a wholly-owned subsidiary of the Company and the direct parent of CCFC2) and Crestmark entered into a Pledge Agreement on February 11, 2020 (the “Pledge Agreement”) pursuant to which collateral was provided to Crestmark to secure CCFC2’s obligations under the Lease. Specifically, CCFC2 and FuelCell Finance granted Crestmark a security interest in (i) certain agreements relating to the sale-leaseback transaction, (ii) the revenues CCFC2 receives with respect to the Plant, (iii) two fuel cell modules to be maintained by CCFC2 as replacement modules for the Plant, and (iv) FuelCell Finance’s equity interest in CCFC2. CCFC2 and the Company also entered into a Technology License and Access Agreement with Crestmark on February 11, 2020, which provides Crestmark with certain intellectual property license rights to have access to the Company’s proprietary fuel cell technology, but only for the purpose of maintaining and servicing the Plant in certain circumstances where the Company is not satisfying its obligations under its service agreement with regard to the maintenance and servicing of the Plant.

Pursuant to the Lease, CCFC2 has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. Investment Tax Credit anticipated to be realized by Crestmark in connection with the foregoing sale-leaseback transaction. Such obligations would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the U.S. Internal Revenue Service (“IRS”). The Company does not believe that any such obligation is likely based on the facts known as of April 30, 2020. The maximum potential future payments that CCFC2 could have to make under these obligations would depend on the difference between the fair values of the fuel cell project sold or financed and the values the IRS would determine as the fair value for the system for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the sale-leaseback agreements is based on guidelines provided by regulations from the IRS. The Company and Crestmark used fair values determined with the assistance of an independent third-party appraisal.

The Purchase Agreement and the Lease contain representations and warranties, affirmative and negative covenants, and events of default that entitle Crestmark to cause CCFC2’s indebtedness under the Lease to become immediately due and payable. The Lease includes an end of term option for CCFC2 to repurchase the transferred assets at the then fair market value of the assets. As a result, a repurchase of the assets would preclude sale accounting since there are no alternative assets, substantially the same as the transferred assets readily available in the marketplace. As such, the transaction is a failed sale-leaseback transaction that is accounted for as a financing transaction.

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

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 12. Stockholders’ Equity and Warrant Liabilities

At Market Issuance Sales Agreement

On October 4, 2019, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (the “Sales Agent”) to create an at-the-market equity program under which the Company was entitled, from time to time, to offer and sell up to 38.0 million shares of its common stock through the Sales Agent. However, to ensure that the Company had sufficient shares available for reservation and issuance upon exercise of all of the warrants to be issued to the lenders under the Orion Facility (as discussed in further detail below), the Company, effective as of October 31, 2019, reduced the number of shares reserved for future issuance and sale under the Sales Agreement from 27.9 million shares to 7.9 million shares (thus allowing for total aggregate issuances (past and future) of up to 18.0 million shares under the Sales Agreement) and reserved 20.0 million shares for issuance upon exercise of the warrants by the Orion lenders. Under the Sales Agreement, the Sales Agent was entitled to a commission in an amount equal to 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

There were no sales under the Sales Agreement during the three months ended April 30, 2020. During the six months ended April 30, 2020, the Company issued and sold a total of approximately 7.9 million shares of its common stock under the Sales Agreement at prevailing market prices, with an average sale price of $0.46 per share, and raised aggregate gross proceeds of approximately $3.6 million, before deducting expenses and commissions. Commissions of $0.1 million were paid to the Sales Agent in connection with these sales, resulting in net proceeds to the Company of approximately $3.5 million. As of April 30, 2020, there were 1,154 shares available for issuance under the Sales Agreement.

See Note 18. “Subsequent Events” for information regarding the termination of the Sales Agreement following the end of the quarter.

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

The estimated fair value of the Orion Warrants upon issuance was based on a Black-Scholes model using Level 2 inputs, including volatility of 96%, a risk free rate of 1.63%, the Company’s common stock price as of October 31, 2019 of $0.24 per share and the term of 8 years, which resulted in a total value of $3.9 million. The Orion Warrants will be remeasured to fair value each reporting period.

The Orion Warrants that were converted were remeasured to fair value immediately preceding the conversion based upon volatility of 103.7%, a risk free rate of 1.81% and the Company’s common stock price of $2.29 on January 8, 2020, which resulted in a $23.7 million charge for the three months ended January 31, 2020. The revised estimated fair value of the converted warrants as of the date of conversion of $26.0 million was reclassified to Additional paid in capital. The remaining warrants as of January 31, 2020 were remeasured to estimated fair value based upon a volatility of 104.9%, a risk free rate of 1.45% and the Company’s common stock price at January 31, 2020 of $1.59 per share, which resulted in a charge for the three months ended January 31, 2020 of $10.5 million. The Company remeasured the remaining warrants again at April 30, 2020 based upon a volatility of 107.4%, a risk free rate of 0.57% and the Company’s common stock price at April 30, 2020 of $2.02 per share, which resulted in a charge for the three months ended April 30, 2020 of $3.4 million. The remaining warrants outstanding are valued at $15.5 million as of April 30, 2020 and are classified as Long-term debt and other liabilities.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Other Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 1,000,000 shares of its common stock, (ii) Series C warrants to purchase 1,000,000 shares of its common stock and (iii) Series D warrants to purchase 1,000,000 shares of its common stock. The Series C warrants have an exercise price of $19.20 per share and a term of five years. The Series D warrants were exercised previously and are no longer outstanding. No Series C warrants were exercised during the three and six months ended April 30, 2020.

The following table summarizes outstanding warrant activity during the six months ended April 30, 2020:

	Series C Warrants	Orion Warrants
Balance as of October 31, 2019	964,114	6,000,000
Warrants issued	—	14,000,000
Warrants converted	—	(12,000,000)
Balance as of April 30, 2020	964,114	8,000,000

Note 13.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of April 30, 2020, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of April 30, 2020 and October 31, 2019, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during the three-month periods ended April 30, 2020 and 2019, and dividends of $3.2 million and $1.6 million were paid in cash during the six months ended April 30, 2020 and 2019, respectively. A payment of $2.4 million made in the fiscal quarter ended January 31, 2020 represented the dividends payable with respect to the May 15, 2019 and August 15, 2019 dividend dates and the dividends payable with respect to the November 15, 2019 dividend date that were declared on October 30, 2019.

Class A Cumulative Redeemable Exchangeable Preferred Shares

As of April 30, 2020, FCE FuelCell Energy, Ltd. (“FCE Ltd.”) had 1,000,000 Class A Cumulative Redeemable Exchangeable Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which are held by Enbridge, Inc. (“Enbridge”). Dividends and return of capital payments are due quarterly based on calendar quarters. The Company made payments of Cdn. $0.3 million during the three-month period ended April 30, 2020 and payments of Cdn. $1.5 million and Cdn. $0.3 million during the six-month periods ended April 30, 2020 and 2019, respectively. The Company’s payments made during the fiscal quarter ended January 31, 2020 included the payments which were not made previously for the calendar quarters ended on March 31, 2019, June 30, 2019 and September 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $1.0 million and Cdn. $0.0 million for the three months ended April 30, 2020 and 2019, respectively and Cdn $1.8 million and Cdn. $0.7 million for the six months ended April 30, 2020 and 2019, respectively. As of April 30, 2020 and October 31, 2019, the carrying value of the Series 1 Preferred Shares was Cdn. $24.1 million (U.S. $17.3 million) and Cdn. $22.7 million (U.S. $17.2 million), respectively, and is classified as a preferred stock obligation of a subsidiary on the consolidated balance sheets. Under the terms of the January 2020 Letter Agreement (as defined and described below) relating to the amendment of the terms of the Series 1 Preferred Shares, the Company is still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments are to be made on a quarterly basis and are scheduled to end on December 31, 2021 unless these obligations are satisfied in advance of such date.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On January 20, 2020, the Company, FCE Ltd. and Enbridge entered into a letter agreement (the “January 2020 Letter Agreement”), pursuant to which they agreed to amend the articles of FCE Ltd. relating to and setting forth the terms of the Series 1 Preferred Shares to: (i) remove the provisions of the articles permitting or requiring the issuance of shares of the Company’s common stock in exchange for the Series 1 Preferred Shares or as payment of amounts due to the holders of the Series 1 Preferred Shares, (ii) remove certain provisions of the articles relating to the redemption of the Series 1 Preferred Shares, (iii) increase the annual dividend rate, commencing on January 1, 2020, to 15%, (iv) extend the final payment date for all accrued and unpaid dividends and all return of capital payments (i.e., payments of the principal redemption price) from December 31, 2020 to December 31, 2021, (v) clarify when dividend and return of capital payments are to be made in the future and extend the quarterly dividend and return of capital payments through December 31, 2021 (which were previously to be paid each quarter through December 31, 2020), (vi) remove certain terms and provisions of the articles that are no longer applicable, and (vii) make other conforming changes to the articles.  In addition, the parties agreed to amend the Company’s guarantee in favor of Enbridge as necessary or as the parties may mutually agree, in either case, in order to be consistent with such amended articles and to maintain the Company’s guarantee of FCE Ltd.’s obligations under the Series 1 Preferred Shares. The articles of FCE Ltd. were amended and filed in accordance with the provisions of the January 2020 Letter Agreement on March 26, 2020.

After taking into account the amendments to the terms of the Series 1 Preferred Shares described in the January 2020 Letter Agreement, the aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million. The amendment to the Series 1 Preferred Shares resulted in an extinguishment of the prior Series 1 Preferred Shares for accounting purposes. A revised fair value was estimated using a discounted cash flow model resulting in a revised carrying value being recorded for the amended Series 1 Preferred Shares of Cdn. $24.1 million (U.S. $17.3 million) as of April 30, 2020, which resulted in a loss of Cdn. $0.2 million (U.S. $0.2 million) recorded in Other income, net on the consolidated statements of operations and comprehensive loss during the three and six months ended April 30, 2020. On an undiscounted basis, the Company’s actual aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares as of April 30, 2020 totaled approximately Cdn. $21.9 million (U.S. $15.8 million) and the balance of the principal redemption price as of April 30, 2020 with respect to all of the Series 1 Preferred Shares totaled approximately Cdn. $4.8 million (U.S. $3.5 million).

Prior to the amendment, the Company bifurcated the conversion feature and a variable dividend feature. As a result of the January 2020 Letter Agreement, both features were removed from the Series 1 Preferred Shares which resulted in the Company recognizing a gain of $0.6 million.

Note 14.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Numerator
Net loss	$(14,769)	$(19,530)	$(54,920)	$(37,078)
Series A warrant exchange	—	(3,169)	—	(3,169)
Series B preferred stock dividends	(800)	(800)	(1,731)	(1,600)
Series C preferred stock deemed contributions (dividends) and redemption value adjustment, net	—	1,599	—	(7,406)
Series D Preferred stock deemed dividends and redemption accretion	—	(976)	—	(6,661)
Net loss attributable to common stockholders	$(15,569)	$(22,876)	$(56,651)	$(55,914)
Denominator
Weighted average basic common shares	211,000,091	11,090,698	206,560,031	9,683,253
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	211,000,091	11,090,698	206,560,031	9,683,253
Basic loss per share	$(0.07)	$(2.06)	$(0.27)	$(5.77)
Diluted loss per share (1)	$(0.07)	$(2.06)	$(0.27)	$(5.77)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of April 30, 2020 and 2019, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

	April 30,	April 30,
	2020	2019
Orion Warrants	8,000,000	—
May 2017 Offering - Series C Warrants	964,114	964,114
Outstanding options to purchase common stock	23,891	24,945
Unvested Restricted Stock Awards	2,091	32,659
Unvested Restricted Stock Units	63,267	212,034
Series C Preferred Shares to satisfy conversion requirements (1)	—	313,589
Series D Preferred Shares to satisfy conversion requirements (2)	—	1,114,890
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Series 1 Preferred Shares to satisfy conversion requirements	—	1,264
Total potentially dilutive securities	9,091,200	2,701,332

(1)

The number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock was calculated using the liquidation preference value outstanding on April 30, 2019 of $1.6 million divided by the reduced conversion price of $5.16 per share.

(2)

The number of shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock was calculated using the liquidation preference value outstanding on April 30, 2019 of $18.5 million divided by the conversion price of $16.56 per share.

Note 15.  Restricted Cash

As of April 30, 2020 and October 31, 2019, there was $44.3 million and $30.3 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts, and reserved to pay down the Orion Facility or be redeployed into other project financing at the option of the Agent and lenders under the Orion Facility. The allocation of restricted cash is as follows:

	April 30,	October 31,
	2020	2019
Cash Restricted for Outstanding Letters of Credit (1)	$6,225	$5,733
Cash Restricted for PNC Sale-Leaseback Transactions	17,925	17,934
Cash Restricted for Crestmark Sale-Leaseback Transaction	430	—
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves	6,247	4,946
Orion Facility - Performance Reserve (2)	5,000	—
Orion Facility - Module and Debt Service Reserves (3)	1,175	—
Orion Facility - Project Proceeds Account (4)	6,543	—
Other	787	1,731
Total Restricted Cash	44,332	30,344
Restricted Cash and Cash Equivalents - Short-Term (5)	(8,082)	(3,473)
Restricted Cash and Cash Equivalents - Long-Term	$36,250	$26,871

(1)	Letters of credit outstanding as of April 30, 2020 expire on various dates through August 2028.
(2)

Short-term reserve related to certain project construction and financing milestones. Refer to Note. 16. “Debt and Financing Obligations” for conditions to be met to achieve the release of this reserve.

(3)	Long-term reserve primarily to fund future module replacements for operating projects which fall under the collateral pool (CCSU and Triangle Street) under the Orion Facility.
(4)

Reserve related to proceeds received from project refinancing to be used to pay-down the Orion Facility unless redeployed into other project financing (at the option of the Agent and the lenders under the Orion Facility).

(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 16.  Debt and Financing Obligations

Debt as of April 30, 2020 and October 31, 2019 consisted of the following:

	April 30,	October 31,
	2020	2019
Orion Energy Partners Credit Facility	$80,000	$14,500
Connecticut Green Bank Loans	10,217	7,555
Liberty Bank Term Loan Agreement (BFC Loan)	10,590	11,632
Fifth Third Bank Term Loan Agreement (BFC Loan)	10,590	11,632
Finance obligation for sale-leaseback transactions	55,681	45,219
State of Connecticut Loan	9,660	10,000
New Britain Renewable Energy Term Loan	—	497
Enhanced Capital Term Loan and Security Agreement	—	1,500
Fifth Third Bank Construction Loan Agreement	—	11,072
Liberty Bank Promissory Note (PPP Note)	6,515	—
Capitalized lease obligations	83	141
Deferred finance costs	(4,572)	(3,180)
Unamortized debt discount	(5,520)	(4,251)
Total debt and financing obligations	$173,244	$106,317
Current portion of long-term debt and financing obligations	(13,834)	(21,916)
Long-term debt and financing obligations	$159,410	$84,401

Orion Energy Partners Investment Agent, LLC Credit Agreement

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and certain lenders affiliated with the Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects which meet the requirements of the Orion Facility. Under the Orion Credit Agreement, each lender will fund its commitments on each funding date in an amount equal to the principal amount of the loans to be funded by such lender on such date, less 2.50% of the aggregate principal amount of the loans funded by such lender on such date (the “Loan Discount).

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The Company may draw the remainder of the Orion Facility, up to $120.0 million, over the first 18 months following the Initial Funding and subject to the Agent’s approval to fund project-related expenses consisting of: (i) construction costs, inventory and other capital expenditures of additional fuel cell projects with contracted cash flows (under PPAs with creditworthy counterparties) that meet or exceed a mutually agreed coverage ratio; and (ii) inventory, working capital, and other costs that may be required to be delivered by the Company on purchase orders, service agreements, or other binding customer agreements with creditworthy counterparties. Except as may be approved by the Agent and the Orion Lenders (and except as provided in the Fifth Orion Amendment), the Company cannot use the Orion Facility to fund its working capital or other expenses at the corporate level. The Orion Lenders and the Agent have broad approval rights over the Company’s ability to raise additional capital, obtain other debt financing, and draw, allocate and use funds from the Orion Facility.

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

In conjunction with the Second Funding, the Company and the other loan parties entered into the First Amendment to the Orion Credit Agreement (the “First Orion Amendment”), which required the Company to establish a $5.0 million debt reserve, with such reserve to be released on the first date following the date of the Second Funding on which all of the following events shall have occurred: (a) each of (x) the commercial operation date for the Tulare BioMAT project shall have occurred and (y) a disposition, refinancing or tax equity investment in the Tulare BioMAT project of at least $5.0 million is consummated (both conditions (x) and (y) have been satisfied); (b) each of (x) the Groton Project shall have achieved its business plan in accordance with the Groton Construction Budget (as defined in the Orion Credit Agreement), (y) the commercial operation date for the Groton Project shall have occurred and (z) the Groton Project shall have met its annualized output and heat rate guarantees for three months; and (c) a disposition, refinancing or tax equity investment of at least $30 million shall have occurred with respect to the Groton Project. The First Orion Amendment further required the Company (i) to provide, no later than December 31, 2019, a biogas sale and purchase agreement through December 31, 2021 for the Tulare BioMAT project, which was obtained as of such date, (ii) to obtain by December 31, 2019, a fully executed contract for certain renewable energy credits for the Groton Project, which was obtained as of such date, and (iii) to provide by January 31, 2020, certain consents and estoppels from the Connecticut Municipal Electric Energy Cooperative (“CMEEC”) related to the Groton Project and an executed, seventh modification to the lease between CMEEC and the United States Government, acting by and through the Department of the Navy, both of which were obtained as of such date.

In addition, in connection with the January 2020 Letter Agreement among the Company, FCE Ltd. and Enbridge described above, on January 20, 2020, in order to obtain the Orion Lenders’ consent to the January 2020 Letter Agreement as required under the Orion Credit Agreement, the Company, the Agent, the Orion Lenders, and the other loan parties entered into the Second Amendment to the Orion Credit Agreement (the “Second Orion Amendment”), which added a new affirmative covenant to the Orion Credit Agreement that obligates the Company to, and to cause FCE Ltd. to, on or prior to November 1, 2021, either (i) pay and satisfy in full all of their respective obligations in respect of, and fully redeem and cancel, all of the Series 1 Preferred Shares of FCE Ltd., or (ii) deposit in a newly created account of FCE Ltd. or the Company cash in an amount sufficient to pay and satisfy in full all of their respective obligations in respect of, and to effect a redemption and cancellation in full of, all of the Series 1 Preferred Shares of FCE Ltd. The Second Orion Amendment also provides that the amended articles of FCE Ltd. setting forth the modified terms of the Series 1 Preferred Shares will be considered a “Material Agreement” under the Orion Credit Agreement. Under the Second Orion Amendment, a failure to satisfy this new affirmative covenant or to otherwise comply with the terms of the Series 1 Preferred Shares will constitute an event of default under the Orion Credit Agreement, which could result in the acceleration of any amounts outstanding under the Orion Credit Agreement.

Additionally, in order to obtain the Orion Lenders’ consent to the Crestmark sale-leaseback transaction described in Note 11. “Leases” and to the use of certain proceeds from the Crestmark sale-leaseback transaction (the “Crestmark Proceeds”) as described below, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Third Amendment to the Orion Credit Agreement (the “Third Orion Amendment”) dated February 11, 2020, and a Consent and Waiver dated February 11, 2020 (the “Consent and Waiver”). Pursuant to the Third Orion Amendment, TRS Fuel Cell, LLC was added as an Additional Covered Project Company (as defined in the Orion Credit Agreement), requiring the Company to pledge

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

all of the assets of TRS Fuel Cell, LLC under the Orion Credit Agreement. In addition, pursuant to the Orion Credit Agreement (as modified by the Third Orion Amendment), all of the proceeds received by the Company from the Crestmark sale-leaseback transaction described above, after a down payment and an initial rental payment under the Lease to Crestmark, the payment of taxes and transaction costs and funding a debt service reserve totaling approximately $1.0 million, were deposited in the Company’s Project Proceeds Account, which account is restricted, with withdrawals permitted only with consent of the Agent for use to (i) prepay the loans under the Orion Credit Agreement or (ii) fund (x) construction costs, inventory or other capital expenditures for an Additional Covered Project (as defined in the Orion Credit Agreement) whose contracted cash flows (as determined in the Orion Lenders’ sole discretion) meet or exceed a coverage ratio acceptable to the Orion Lenders, and (y) inventory, working capital and other costs required in connection with the performance of purchase orders, service agreements and other binding customer agreements (as determined in the Orion Lenders’ sole discretion); provided, however, that, pursuant to the Third Orion Amendment, certain portions of the funds deposited in the Project Proceeds Account were used as follows: (a) $1.1 million of the Crestmark Proceeds were transferred to the Module Reserve Account (as defined in the Orion Credit Agreement) to fund module replacement costs for Covered Projects (as defined in the Orion Credit Agreement); (b) $0.1 million of the Crestmark Proceeds were transferred to the Debt Reserve Account; (c) $1.7 million of the Crestmark Proceeds were used to fund the quarterly cash interest due to the Orion Lenders under the Orion Credit Agreement; and (d) $1.1 million of the Crestmark Proceeds were used to fund the aggregate amount of the dividends on the Company’s Series B Preferred Stock and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020. As of April 30, 2020, the remaining approximately $6.5 million of the Crestmark Proceeds was long-term restricted cash in the Project Proceeds Account. As noted below, on April 30, 2020, the Company reached agreement with the Orion Lenders to allocate up to a total of $3.5 million of these funds to the San Bernardino project over time. Pursuant to the Consent and Wavier, subject to the terms and conditions described above in the Third Orion Amendment, the Orion Lenders consented to the release of liens on those assets that were the subject of the Crestmark sale-leaseback transaction and to the Company’s entering into the Guaranty.

On April 30, 2020, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Fourth Amendment to the Orion Credit Agreement (the “Fourth Orion Amendment”). Pursuant to the Fourth Orion Amendment, the Agent and the Orion Lenders agreed to permit the release of $3.5 million from the Project Proceeds Account (as defined in the Orion Credit Agreement) subject to the following terms and conditions. Pursuant to the Fourth Orion Amendment, the Company’s 1.4 MW biogas fueled project at the wastewater treatment plant in San Bernardino, California has been added as an Additional Covered Project (as defined in the Orion Credit Agreement), and the Company subsidiary developing such project, San Bernardino Fuel Cell, LLC, has been added as an Additional Covered Project Company (as defined in the Orion Credit Agreement) such that those covenants, terms and conditions in the Orion Credit Agreement that apply to Covered Projects and Covered Project Companies will now be applicable to the foregoing project and project company, including that the “Project Payoff Amount” (i.e., the amount required pursuant to the Orion Credit Agreement to be realized upon a subsequent sale or refinancing of a project) for the San Bernardino project will be $5 million. Subsequent to quarter end, $2.3 million of the $3.5 million was released from the Project Proceeds Account, which account is restricted subject to the control of the Agent, and transferred to a General Business Unit Account (as defined in the Orion Credit Agreement), which account is unrestricted and available for general use by the Company. The remaining $1.2 million will be released from the Project Proceeds Account and transferred to a Covered Project Account (as defined in the Credit Agreement) being established for the San Bernardino project for use in connection with the construction of the San Bernardino project upon satisfaction of the following conditions: (a) approval of a self-generation incentive program grant for the San Bernardino project in an amount equal to no less than $1.0 million; (b) approval of an interconnection agreement; (c) provision of a fuel affidavit approval by Southern California Gas Company; (d) issuance of an air permit for the anaerobic digester gas cleanup system; (e) provision of an executed consent to collateral assignment by The City of San Bernardino Municipal Water District; (f) recordation in the land records of San Bernardino County of a memorandum of site license; (g) after giving effect to the release and transfer of $1.2 million to the Covered Project Account, evidence that there will be sufficient cash in the Covered Project Account for the San Bernardino project to cover remaining expenditures and complete the project and (h) written approval of the Agent. Refer to Note 18 “Subsequent Events” for additional information concerning the Orion Credit Agreement and the Fifth Orion Amendment.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Connecticut Green Bank Loans

As of October 31, 2019, the Company had a long-term loan agreement with the Connecticut Green Bank, providing the Company with a loan of $1.8 million (the “Green Bank Loan Agreement”). On and effective as of December 19, 2019, the Company and Connecticut Green Bank entered into an amendment to the Green Bank Loan Agreement (the “Green Bank Amendment”). Upon the execution of the Green Bank Amendment on December 19, 2019, Connecticut Green Bank made an additional loan to the Company in the aggregate principal amount of $3.0 million (the “December 2019 Loan”), which is to be used (i) first, to pay closing fees related to the May 9, 2019 acquisition of the Bridgeport Fuel Cell Project and the Subordinated Credit Agreement (as defined below), other fees, and accrued interest from May 9, 2019, totaling $0.4 million (“Accrued Fees”), and (ii) thereafter, for general corporate purposes as determined by the Company, including, but not limited to, expenditures in connection with the project being constructed by Groton Station Fuel Cell, LLC (“Groton Fuel Cell”). Pursuant to the terms of the Green Bank Amendment, Connecticut Green Bank will have no further obligation to make loans under the Green Bank Loan Agreement and the Company will have no right to make additional draws under the Green Bank Loan Agreement. The Green Bank Amendment provides that, until such time as the loan (which includes both the outstanding principal balance of the original loan under the Green Bank Loan Agreement and the outstanding principal amount of the December 2019 Loan) has been repaid in its entirety, interest on the outstanding balance of the loan shall accrue monthly in arrears from the date of the Green Bank Amendment at a rate of 5% per annum until May 8, 2019 and at a rate of 8% per annum thereafter, payable by the Company on a monthly basis in arrears. The Green Bank Amendment further provides that the payment by the Company of the Accrued Fees (as described above) includes any shortfall of interest due but unpaid by the Company through and including November 30, 2019. Interest payments made by the Company after the date of the Green Bank Amendment are to be applied first to interest that has accrued on the outstanding principal balance of the original loan under the Green Bank Loan Agreement and then to interest that has accrued on the December 2019 Loan. The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank, to be applied first to repay the outstanding principal balance of the original loan under the Green Bank Loan Agreement and thereafter to repay the outstanding principal amount of the December 2019 Loan, until repaid in full. The Green Bank Amendment further provides that the entire unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026 if not paid sooner in accordance with the Green Bank Loan Agreement. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Fuel Cell to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of April 30, 2020 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains representations, warranties and covenants. The balance under the Subordinated Credit Agreement as of April 30, 2020 was $5.4 million.

On May 9, 2019, in connection with the closing of the purchase of the Bridgeport Fuel Cell Project, BFC  entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s (a wholly-owned subsidiary of the Company and the direct parent of BFC) ownership interest in BFC. The maturity date under the BFC Credit Agreement is May 9, 2025. Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72-month period. BFC has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full, provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on an initial total notional value of $25.0 million, reduced for principal payments.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three and six months ended April 30, 2020 resulted in a $0.5 million charge. The fair value of the interest rate swap at April 30, 2020 and October 31, 2019 was $1.2 million and $0.6 million, respectively.

Finance obligations for sale leaseback agreements

Several of the Company’s special purpose project subsidiaries previously entered into sale-leaseback agreements with PNC for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power, and CCFC2 entered into a sale-leaseback with Crestmark on February 11, 2020 (refer to Note. 11. “Leases” for additional information). Under the financing method of accounting for a sale-leaseback, the Company did not recognize as income any of the sale proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as financing obligations. The outstanding financing obligation balance as of April 30, 2020 was $55.7 million, and the increase from $45.2 million on October 31, 2019 represents the finance obligation with Crestmark and the recognition of interest expense offset by lease payments. The outstanding financing obligation includes an embedded gain which will be recognized at the end of each 10-year lease term.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s current headcount and plans for fiscal year 2020, it will not meet this requirement or receive this credit. The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within 90 days of the Target Date. If the Company does not meet the Employment Obligation, then an accelerated payment penalty will be assessed at a rate of $18,587.36 times the number of employees below the number of employees required by the Employment Obligation. Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

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

Enhanced Capital Loan

On January 9, 2019, the Company, through its indirect wholly-owned subsidiary TRS Fuel Cell, LLC, entered into a Loan and Security Agreement with Enhanced Capital Connecticut Fund V, LLC (“Enhanced”) in the amount of $1.5 million. On January 13, 2020, TRS Fuel Cell, LLC and Enhanced entered into a payoff letter pursuant to which the loan was paid off and extinguished on January 14, 2020.

Fifth Third Bank Groton Loan

On February 28, 2019, the Company, through its indirect wholly-owned subsidiary, Groton Station Fuel Cell, LLC (“Groton Fuel Cell”), entered into a Construction Loan Agreement (as amended from time to time, the “Groton Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to make available to Groton Fuel Cell a construction loan facility in an aggregate principal amount of up to $23.0 million (the “Groton Facility”) to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the Connecticut Municipal Electric Energy Cooperative located on the U.S. Navy submarine base in Groton, Connecticut (the “Groton Project”). Groton Fuel Cell made an initial draw under the Groton Facility on the date of closing of $9.7 million and made an additional draw of $1.4 million in April 2019. The original maturity date of the Groton Facility was the earlier of (a) October 31, 2019, (b) the commercial operation date of the Groton Project, or (c) one business day after receipt of proceeds of debt financing (i.e., take out financing) in an amount sufficient to repay the outstanding indebtedness under the Groton Facility.

The total outstanding balance under the Groton Facility as of October 31, 2019 was $11.1 million. This balance was paid off, the loan was extinguished, and the Groton Facility was terminated during the three months ended January 31, 2020.

Liberty Bank Promissory Note

On April 20, 2020, the Company entered into the PPP Note, dated April 16, 2020, evidencing a loan to the Company from Liberty Bank, under the CARES Act, administered by the SBA. Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the requirements of the CARES Act, the Company is using the proceeds primarily for payroll costs.

The PPP Note is scheduled to mature on April 16, 2022, has a 1.00% per annum interest rate, and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. Monthly principal and interest payments, less the amount of any potential forgiveness (as discussed below), will commence on November 16, 2020. The Company did not provide any collateral or guarantees for the PPP Note, nor did the Company pay any facility charge to obtain the PPP Note. The PPP Note provides for events of default, including, among others, those relating to failure to make a payment when due under the PPP Note, failure to comply with any provision of the PPP Note, bankruptcy, and breaches of or materially misleading representations. Upon the occurrence of an event of default, Liberty Bank may require immediate payment of all amounts owing under the PPP Note, collect all amounts owing from the Company, and pursue other remedies. The PPP Note may be prepaid at any time with no prepayment penalties.

Under the original requirements of the CARES Act, proceeds may only be used for the Company’s eligible payroll costs (with salary capped at $100,000 on an annualized basis for each employee), rent, mortgage interest, and utilities, in each case paid during the eight-week period following disbursement. Also, under the original requirements of the CARES Act, at least 75% of the proceeds must be used for eligible payroll costs. The loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. If not so maintained or restored, forgiveness of the loan will be reduced in accordance with the regulations to be issued by the SBA. Any forgiveness of the loan will be subject to approval by the SBA and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the Orion Lenders under the Orion Facility to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020.

On June 5, 2020, the PPP Flexibility Act was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Note.

Deferred Finance Costs

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Deferred finance costs relate primarily to (i) sale-leaseback transactions entered into with PNC and Crestmark, which are being amortized over the 10-year terms of the lease agreements, (ii) payments under the loans obtained to purchase the membership interests in BFC, which are being amortized over the 8-year term of the loans and (iii) payments to enter into the Orion Facility, which will be amortized over the 8 year term of the facility.

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

Power Purchase Agreements

Under the terms of the Company’s PPAs, customers agree to purchase power from the Company’s fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. As owner or lessee of the power plants, the Company is responsible for all operating costs necessary to maintain, monitor and repair the power plants. Under certain agreements, the Company is also responsible for procuring fuel, generally natural gas or biogas, to run the power plants. In addition, under the terms of some of the PPA agreements, the Company may be subject to a performance penalty if the Company does not meet certain performance requirements.

Other

As of April 30, 2020, the Company had unconditional purchase commitments aggregating $29.2 million, for materials, supplies and services in the normal course of business.

The Company is involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary conduct of its business (“Legal Proceedings”). Although the Company cannot assure the outcome, management presently believes that the result of such Legal Proceedings, either individually, or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, and no material amounts have been accrued in the Company’s consolidated financial statements with respect to these matters.

Note 18.  Subsequent Events

Impact of the COVID-19 Pandemic

On March 18, 2020, in response to the COVID-19 pandemic, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility and also ordered those employees that could work from home to do so. This suspension was subsequently extended following the guidance of Connecticut’s stay at home orders, and we now are tentatively planning to resume operations in the manufacturing facility on June 22, 2020. We continue to evaluate our plans based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. All employees that are not able to work from home due to their job function are still receiving full wages and benefits. To date, we have not implemented any furlough, layoff or shared work program supported by the State of Connecticut. If production resumes as currently planned on June 22, 2020, we do not expect a material adverse impact to current project schedules as a result of the shutdown. However, if we do not resume production as planned, our project schedules and associated financing could be adversely affected. Additionally, while we have attempted to continue business development activities during the pandemic, state and local shut downs, shelter in place orders and travel restrictions have impeded our ability to meet with customers and solicit new business and certain bids and solicitations in which we typically participate have been postponed. We expect these impacts to continue until such shut downs, shelter in place orders and travel restrictions are fully lifted and bids and solicitations are allowed to proceed.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On April 20, 2020, we entered into the PPP Note evidencing a loan to us from Liberty Bank under the CARES Act. Pursuant to the PPP Note, we received total proceeds of approximately $6.5 million on April 24, 2020. In order to obtain the consent of the Agent and the Orion Lenders under the Orion Facility to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. If we seek forgiveness of the loan, we must apply for such forgiveness by October 31, 2020.

On June 5, 2020, the PPP Flexibility Act was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Note.

While we may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven. Based on guidance from the United States Department of the Treasury, since the total PPP Note proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the SBA.

Increase in Authorized Shares

The Company obtained stockholder approval on May 8, 2020 at the reconvened Annual Meeting of Stockholders to increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation, as amended. Our stockholders approved a 112,500,000 increase in the number of authorized shares of common stock. Accordingly, on May 11, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation of the Company with the Delaware Secretary of State increasing the total number of authorized shares of common stock from 225,000,000 shares to 337,500,000 shares.

Amendment and Restatement of the Company’s 2018 Omnibus Incentive Plan

At the reconvened Annual Meeting of Stockholders held on May 8, 2020, the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. 2018 Omnibus Incentive Plan (as so amended and restated, the “Plan”), which authorizes the Company to issue up to 4,000,000 additional shares of the Company’s common stock pursuant to awards under the Plan and provides for an increase in the annual limit on the grant-date fair value of awards to any non-employee director of the Company from $200,000 to $250,000.

Following the approval of the Plan by the Company’s stockholders at the Annual Meeting, the Plan provides the Company with the authority to issue a total of 4,333,333 shares of the Company’s common stock, 1,000,000 shares of which have been reserved for settlement of restricted stock units granted pursuant to an employment agreement, effective as of August 26, 2019, between the Company and Jason Few, our President and Chief Executive Officer (the “Sign-On Award”). The Sign-On Award was contingent upon obtaining stockholder approval of a sufficient number of additional shares under the Plan. The Plan authorizes grants of stock options, stock appreciation rights, restricted stock, restricted stock units, shares, performance shares, performance units, incentive awards and dividend equivalent units to officers, other employees, directors, consultants and advisors.

Fifth Amendment to Orion Credit Agreement

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into the Orion Credit Agreement with the Agent and certain lenders affiliated with the Agent for the $200.0 million Orion Facility, which is structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects which meet the requirements of the Orion Facility. The Orion Credit Agreement was amended on November 22, 2019, January 20, 2020, February 11, 2020 and April 30, 2020. Refer to Note 16 – “Debt and Financing Obligations” for detailed descriptions of the Orion Credit Agreement and each of these amendments thereto.

In order to alleviate substantial doubt about the Company’s ability to continue as a going concern, on June 8, 2020, the Company, certain of its affiliates as guarantors, the Agent and the lenders entered into the Fifth Orion Amendment. Pursuant to the terms of the Fifth Orion Amendment, the lenders agreed to make a commitment to make certain loans to the Company in an aggregate principal amount of up to $35 million (which are referred to herein as the “Secondary Facility Loans”), and the Company, the guarantors, the Agent and the lenders agreed to amend the Orion Credit Agreement to facilitate the provision of such Secondary Facility Loans.

Pursuant to the Orion Credit Agreement, as amended by the Fifth Orion Amendment, the lenders have committed to make Secondary Facility Loans up to an aggregate amount of $35 million available to the Company for general corporate purposes of the Company or the guarantors in accordance with either (i) the then effective Operating Budget (as defined in the Orion Credit Agreement) of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. The Secondary Facility Loan commitment allows the Company to draw on the Secondary Facility Loans commencing on June 5, 2020 (the “Commencement Date”) and terminating on September 14, 2020 (the “Termination

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Date”). The Company may make draws on the Secondary Facility Loans in amounts of no less than $5 million, and no more than $15 million may be drawn in any 30 day period, provided that the Company may draw any remaining available funds under the Secondary Facility Loans between August 15, 2020 and the Termination Date. Any drawn amounts must be fully repaid on or before September 1, 2021 (the “Secondary Facility Repayment Date”). The amended Orion Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, including failure to make payments when due and termination of or default under certain material agreements as specified in the Orion Credit Agreement, that entitle the Agent and the lenders to cause the Company’s indebtedness under the amended Orion Credit Agreement to become immediately due and payable.

In exchange for the Secondary Facility Loan commitment, the Company will pay to the lenders an option premium of $1 million on the earlier of September 14, 2020 and the date of full repayment of all amounts drawn on the Secondary Facility Loans. Such option premium is fully earned on the Commencement Date and non-refundable and non-creditable thereafter, and is due and payable whether or not any draw is ever made under the Secondary Facility Loan commitment. Additionally, for each draw made on the Secondary Facility Loans, the Company must pay to the lenders an initial draw discount of 5% of the amount drawn. In the event that full repayment of all amounts drawn under the Secondary Facility Loans has not occurred within 6 months of the date of initial draw, the Company must pay to the lenders an additional draw discount in the amount of 10% of any amount outstanding under the Secondary Facility Loans as of such date. In the event that full repayment has not occurred within 9 months of the date of initial draw under the Secondary Facility Loans, the Company must pay to the lenders an additional draw discount in the amount of 20% of any amount outstanding as of such date. All of such draw discounts will be fully earned on the respective dates and non-refundable and non-creditable thereafter, and will be due on the earlier of the Secondary Facility Repayment Date and the date of full repayment of all amounts drawn under the Secondary Facility Loans.

In connection with the lenders making the commitment to make Secondary Facility Loans, the Company is providing additional collateral to the lenders by a pledge of all of the Company’s intellectual property assets. All liens on the Company’s intellectual property will be released upon full repayment of all amounts drawn on the Secondary Facility Loans or upon termination of the Secondary Facility Loan commitment if no amounts are drawn.

Under the amended Orion Credit Agreement, cash interest of 9.9% per annum will be paid quarterly on all outstanding amounts under the Secondary Facility Loans. In addition to the cash interest, payment-in-kind interest of 2.05% per annum will accrue which will be added to the outstanding principal balance under the existing Orion Facility, but will be paid quarterly in cash to the extent of available cash after payment of the Company’s operating expenses and the funding of certain reserves for payment of outstanding indebtedness to the State of Connecticut and Connecticut Green Bank. Any drawn amounts on the Secondary Facility Loans may be prepaid at any time without penalty.

The Company is required to prepay any draws on the Secondary Facility Loans in the event that the Company (i) issues or incurs any indebtedness (other than Permitted Indebtedness as defined in the Orion Credit Agreement) (“Debt”) or (ii) issues or sells any capital stock or any option, warrant or other instrument, security or right that is convertible into or exercisable or exchangeable for capital stock (“Equity”), by applying 100% of the net proceeds of any such Debt issuance and 50% of the net proceeds of any such Equity issuance to pay down the outstanding amounts under the Secondary Facility Loans.

Termination of At Market Issuance Sales Agreement

On June 5, 2020, the Company provided written notice to B. Riley FBR, Inc. of the Company’s determination to terminate the At Market Issuance Sales Agreement, dated October 4, 2019, effective  as of 5 p.m. Eastern Time on June 12, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under Advanced Technologies contracts; (v) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (vi) actions by our current loan counterparties; (vii) our ability to comply with the terms and conditions of our loans, including the use proceeds of our loans as described herein; (viii) the expected cost competitiveness of our technology; and (ix) our ability to achieve our sales plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; our dependence on strategic relationships; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; the situation with POSCO Energy which has limited and continues to limit our efforts to access the South Korean and Asian markets and could expose us to costs of arbitration or litigation proceedings; our ability to implement our strategy; our ability to reduce our levelized cost of energy and our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; changes by the U.S. Small Business Administration (the “SBA”) or other governmental authorities regarding the CARES Act, the Payroll Protection Program or related administrative matters; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

We cannot assure you that: we will be able to meet any of our development or commercialization schedules; we will be able to remain in compliance with the minimum bid price requirement of the Nasdaq listing rules; any of our new products or technologies, once developed, will be commercially successful; our existing SureSource power plants will remain commercially successful; we will be able to obtain financing or raise capital to achieve our business plans; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, share-based compensation expense, fair value measurements, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets and contingencies, and in management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy was founded more than 50 years ago in 1969. We began selling stationary fuel cell power plants commercially in 2003. With more than 10.0 million megawatt hours of clean electricity produced, FuelCell Energy is now a global leader in delivering environmentally-responsible distributed baseload power solutions through our proprietary, molten-carbonate fuel cell technology. Today, we develop turn-key distributed power generation solutions and operate and provide comprehensive service for the life of the power plant. We are working to expand the proprietary technologies that we have developed over the past five decades into new products, applications, markets and geographies.

Our mission and purpose remains to utilize our proprietary, state-of-the-art fuel cell platforms to reduce the global environmental footprint of baseload power generation by providing environmentally responsible solutions for reliable electrical power, hot water, steam, chilling, distributed hydrogen, micro-grid applications, electrolysis, long-duration hydrogen-based energy storage and carbon capture and, in so doing, drive demand for our products and services, thus realizing positive stockholder returns.

Recent Developments

Impact of the COVID-19 Pandemic

On March 18, 2020, in response to the COVID-19 pandemic, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility and also ordered those employees that could work from home to do so. This suspension was subsequently extended following the guidance of Connecticut’s stay at home orders, and we now are tentatively planning to resume operations in the manufacturing facility on June 22, 2020. We continue to evaluate our plans based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. All employees that are not able to work from home due to their job function are still receiving full wages and benefits. To date, we have not implemented any furlough, layoff or shared work program supported by the State of Connecticut. If production resumes as currently planned on June 22, 2020, we do not expect a material adverse impact to current project schedules as a result of the shutdown. However, if we do not resume production as planned, our project schedules and associated financing could be adversely affected. Additionally, while we have attempted to continue business development activities during the pandemic, state and local shut downs, shelter in place orders and travel restrictions have impeded our ability to meet with customers and solicit new business and certain bids and solicitations in which we typically participate have been postponed. We expect these impacts to continue until such shut downs, shelter in place orders and travel restrictions are fully lifted and bids and solicitations are allowed to proceed. Refer to the section below entitled “Item 1A. Risk Factors” for more information concerning risks to our business associated with COVID-19.

As described in further detail under “Liquidity and Capital Resources – Commitments and Significant Contractual Obligations” below, on April 20, 2020, we entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to us from Liberty Bank under the CARES Act. Pursuant to the PPP Note, we received total proceeds of approximately $6.5 million on April 24, 2020. In order to obtain the consent of the Agent (as defined below) and the Orion Lenders (as defined below) under the Orion Facility (as defined below) to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. If we seek forgiveness of the loan, we must apply for such forgiveness by October 31, 2020.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”) was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Note.

While we may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven. Based on guidance from the United States Department of the Treasury, since the total PPP Note proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the SBA.

Increase in Authorized Shares

We obtained stockholder approval on May 8, 2020 at the reconvened Annual Meeting of Stockholders to increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation, as amended. Our stockholders approved a 112,500,000 increase in the number of authorized shares of common stock. Accordingly, on May 11, 2020, we filed a Certificate of Amendment of the Certificate of Incorporation with the Delaware Secretary of State increasing the total number of authorized shares of common stock from 225,000,000 shares to 337,500,000 shares. Upon approval of the Board of Directors, the newly authorized shares of common stock may be issuable for any proper corporate purposes, including future acquisitions, investment opportunities, the establishment of collaboration or other strategic agreements, capital raising transactions of equity or convertible debt securities, future at the market offerings of common stock, stock splits, stock dividends, issuance under current or future employee equity plans or for other corporate purposes.

Amendment and Restatement of the Company’s 2018 Omnibus Incentive Plan

At the reconvened Annual Meeting of Stockholders held on May 8, 2020, our stockholders approved the amendment and restatement of the FuelCell Energy, Inc. 2018 Omnibus Incentive Plan (as so amended and restated, the “Plan”), which authorizes us to issue up to 4,000,000 additional shares of our common stock pursuant to awards under the Plan and provides for an increase in the annual limit on the grant-date fair value of awards to any non-employee director of the Company from $200,000 to $250,000.

Following the approval of the Plan by our stockholders at the Annual Meeting, the Plan provides us with the authority to issue a total of 4,333,333 shares of the Company’s common stock, 1,000,000 shares of which have been reserved for settlement of restricted stock units granted pursuant to an employment agreement, effective as of August 26, 2019, between the Company and Jason Few, our President and Chief Executive Officer (the “Sign-On Award”). The Sign-On Award was contingent upon stockholder approval of a sufficient number of additional shares under the Plan. The Plan authorizes grants of stock options, stock appreciation rights, restricted stock, restricted stock units, shares, performance shares, performance units, incentive awards and dividend equivalent units to officers, other employees, directors, consultants and advisors.

Fifth Amendment to Orion Credit Agreement

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and certain lenders affiliated with the Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects which meet the requirements of the Orion Facility. The Orion Credit Agreement was amended on November 22, 2019, January 20, 2020, February 11, 2020 and April 30, 2020. Refer to Note 16 – “Debt and Financing Obligations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments and Significant Contractual Obligations” - for detailed descriptions of the Orion Credit Agreement and each of these amendments thereto.

In order to alleviate substantial doubt about the Company’s ability to continue as a going concern, on June 8, 2020, the Company, certain of its affiliates as guarantors, the Agent and the lenders entered into the Fifth Amendment to the Orion Credit Agreement (the “Fifth Orion Amendment”). Pursuant to the terms of the Fifth Orion Amendment, the lenders agreed to make a commitment to make certain loans to the Company in an aggregate principal amount of up to $35 million (the “Secondary Facility Loans”), and the Company, the guarantors, the Agent and the lenders agreed to amend the Orion Credit Agreement to facilitate the provision of such Secondary Facility Loans.

Pursuant to the Orion Credit Agreement, as amended by the Fifth Orion Amendment, the lenders have committed to make Secondary Facility Loans up to an aggregate amount of $35 million available to the Company for general corporate purposes of the Company or the guarantors in accordance with either (i) the then effective Operating Budget (as defined in the Orion Credit Agreement) of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. The Secondary Facility Loan commitment allows the Company to draw on the Secondary Facility Loans commencing on June 5, 2020 (the “Commencement Date”) and terminating on September 14, 2020 (the “Termination Date”). The Company may make draws on the Secondary Facility Loans in amounts of no less than $5 million, and no more than $15 million may be drawn in any 30 day period, provided that the Company may draw any remaining available funds under the Secondary Facility Loans between August 15, 2020 and the Termination Date. Any drawn amounts must be fully repaid on or before September 1, 2021 (the “Secondary Facility Repayment Date”). The amended Orion Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, including failure to make payments when due and termination of or default under certain material agreements as specified in the Orion Credit Agreement, that entitle the Agent and the lenders to cause the Company’s indebtedness under the amended Orion Credit Agreement to become immediately due and payable.

In exchange for the Secondary Facility Loan commitment, the Company will pay to the lenders an option premium of $1 million on the earlier of September 14, 2020 and the date of full repayment of all amounts drawn on the Secondary Facility Loans. Such option premium is fully earned on the Commencement Date and non-refundable and non-creditable thereafter, and is due and payable whether or not any draw is ever made under the Secondary Facility Loan commitment. Additionally, for each draw made on the Secondary Facility Loans, the Company must pay to the lenders an initial draw discount of 5% of the amount drawn. In the event that full repayment of all amounts drawn under the Secondary Facility Loans has not occurred within 6 months of the date of initial draw, the Company must pay to the lenders an additional draw discount in the amount of 10% of any amount outstanding under the Secondary Facility Loans as of such date. In the event that full repayment has not occurred within 9 months of the date of initial draw under the Secondary Facility Loans, the Company must pay to the lenders an additional draw discount in the amount of 20% of any amount outstanding as of such date. All of such draw discounts will be fully earned on the respective dates and non-refundable and non-creditable thereafter, and will be due on the earlier of the Secondary Facility Repayment Date and the date of full repayment of all amounts drawn under the Secondary Facility Loans.

In connection with the lenders making the commitment to make Secondary Facility Loans, the Company is providing additional collateral to the lenders by a pledge of all of the Company’s intellectual property assets. All liens on the Company’s intellectual property will be released upon full repayment of all amounts drawn on the Secondary Facility Loans or upon termination of the Secondary Facility Loan commitment if no amounts are drawn.

Under the amended Orion Credit Agreement, cash interest of 9.9% per annum will be paid quarterly on all outstanding amounts under the Secondary Facility Loans. In addition to the cash interest, payment-in-kind interest of 2.05% per annum will accrue which will be added to the outstanding principal balance under the existing Orion Facility, but will be paid quarterly in cash to the extent of available cash after payment of the Company’s operating expenses and the funding of certain reserves for payment of outstanding indebtedness to the State of Connecticut and Connecticut Green Bank. Any drawn amounts on the Secondary Facility Loans may be prepaid at any time without penalty.

The Company is required to prepay any draws on the Secondary Facility Loans in the event that the Company (i) issues or incurs any indebtedness (other than Permitted Indebtedness as defined in the Orion Credit Agreement) (“Debt”) or (ii) issues or sells any capital stock or any option, warrant or other instrument, security or right that is convertible into or exercisable or exchangeable for capital stock (“Equity”), by applying 100% of the net proceeds of any such Debt issuance and 50% of the net proceeds of any such Equity issuance to pay down the outstanding amounts under the Secondary Facility Loans.

Termination of At Market Issuance Sales Agreement

On June 5, 2020, the Company provided written notice to B. Riley FBR, Inc. of the Company’s determination to terminate the At Market Issuance Sales Agreement, dated October 4, 2019, effective  as of 5 p.m. Eastern Time on June 12, 2020.

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

Comparison of Three Months Ended April 30, 2020 and 2019

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Total revenues	$18,880	$9,216	$9,664	105%
Total costs of revenues	$18,713	$12,856	$5,857	46%
Gross profit (loss)	$167	$(3,640)	$3,807	105%
Gross margin	0.9%	(39.5)%

Total revenues for the three months ended April 30, 2020 of $18.9 million reflects an increase of $9.7 million from $9.2 million during the same period in the prior year. Cost of revenues for the three months ended April 30, 2020 of $18.7 million reflect a $5.9 million increase from $12.9 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	2,838	6,393	(3,555)	(56)%
Gross loss from product revenues	$(2,838)	$(6,393)	$3,555	56%
Product gross margin	N/A	N/A

There was no product revenue during the three months ended April 30, 2020 and 2019.

Cost of product revenues decreased $3.6 million for the three months ended April 30, 2020 to $2.8 million, compared to $6.4 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes, but there were lower overall manufacturing costs for the three months ended April 30, 2020 due to the Company’s reduction in workforce that was implemented during April of 2019 and the shutdown of our Torrington manufacturing facility due to the COVID-19 pandemic. The Company incurred approximately $1.0 million of manufacturing variances in the quarter ended April 30, 2020 due to the plant shutdown, which negatively impacted gross margin. Manufacturing variances, primarily related to low production volumes and other charges, totaled approximately $2.7 million for the three months ended April 30, 2020 compared to approximately $3.4 million for the three months ended April 30, 2019. Cost of product revenues for the three months ended April 30, 2019 also includes a charge for a specific non-commercial construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of our liquidity position and continued low level of production rates. For the three months ended April 30, 2020, we operated at an annualized production rate of approximately 12 megawatts (“MW”), which is a reduction from the annual production rate of 25 MW in fiscal 2019, which reduction is a result of the March 18, 2020 plant shutdown that was implemented in response to the COVID-19 pandemic.

As of April 30, 2020, there was no product sales backlog, compared to $1,000 of product sales backlog as of April 30, 2019.

Service and license revenues

Service and license revenues and related costs for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Service and license revenues	$6,972	$2,598	$4,374	168%
Cost of service and license revenues	5,967	1,745	4,222	242%
Gross profit from service and license revenues	$1,005	$853	$152	18%
Service and license revenues gross margin	14.4%	32.8%

Revenues for the three months ended April 30, 2020 from service agreements and license fee and royalty agreements increased $4.4 million to $7.0 million from $2.6 million for the three months ended April 30, 2019. Service and license revenues increased primarily as a result of revenue recorded in connection with module replacements, partially offset by higher performance guarantees, during the three months ended April 30, 2020.

Cost of service and license revenues increased $4.2 million to $6.0 million for the three months ended April 30, 2020 from $1.7 million for the three months ended April 30, 2019, due to the fact that there were module replacements in the three months ended April 30, 2020 compared to no module replacements in the three months ended April 30, 2019. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross profit from service and license revenues was $1.0 million for the three months ended April 30, 2020, which represents an increase of $0.1 million from a gross profit of $0.9 million for the three months ended April 30, 2019. The overall gross margin percentage was 14.4% for the three months ended April 30, 2020 compared to a gross margin of 32.8% in the prior year period. Gross margin decreased in the quarter ended April 30, 2020 primarily as a result of higher performance guarantees compared to the quarter ended April 30, 2019.

As of April 30, 2020, service and license backlog totaled approximately $183.3 million, compared to $224.3 million as of April 30, 2019. Service and license backlog does not include future variable royalties under license agreements. This backlog relates to service agreements of up to twenty years and is expected to generate positive margins and cash flows based on current estimates. The decrease in service backlog is primarily due to the acquisition of the Bridgeport Fuel Cell Project, as the service backlog of $30.4 million previously remaining for such project was eliminated. This acquisition resulted in additional revenue to be recorded under the power purchase agreement (“PPA”) as compared to the service agreement.  Service backlog also includes future license revenue.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Generation revenues	$4,631	$1,633	$2,998	184%
Cost of generation revenues	5,692	1,685	4,007	238%
Gross loss from generation revenues	$(1,061)	$(52)	$(1,009)	1940%
Generation revenues gross margin	(22.9)%	(3.2)%

Revenues from generation for the three months ended April 30, 2020 totaled $4.6 million, which represents an increase of $3.0 million from revenue recognized of $1.6 million for the three months ended April 30, 2019. Generation revenues for the three months ended April 30, 2020 and 2019 reflect revenue from electricity generated under our PPAs. Generation revenues increased for the three months ended April 30, 2020 compared to the same period in the prior year due to additional revenue recorded for the PPA associated with the Bridgeport Fuel Cell Project, which was acquired on May 9, 2019, and the closing of a sale-leaseback financing transaction with respect to the Tulare BioMAT project during the three months ended April 30, 2020. Cost of generation revenues totaled $5.7 million in the three months ended April 30, 2020, which represents an increase from the comparable prior year period as a result of the addition of the Bridgeport Fuel Cell Project, costs in the quarter ended April 30, 2020 related to sales taxes incurred in connection with the financing of the Tulare BioMAT project and certain maintenance and repair costs (for maintenance and repairs at several plants) incurred in the quarter ended April 30, 2020. Cost of generation revenues included depreciation and amortization of approximately $3.1 million and $1.0 million for the three months ended April 30, 2020 and 2019, respectively. We had 32.6 MW of operating power plants in our portfolio as of April 30, 2020, compared to 11.2 MW as of April 30, 2019. This increase is primarily a result of the acquisition of the Bridgeport Fuel Cell Project.

As of April 30, 2020, generation backlog totaled approximately $1.1 billion, compared to $1.0 billion as of April 30, 2019.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2020 and 2019 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Advanced Technologies contract revenues	$7,277	$4,985	$2,292	46%
Cost of Advanced Technologies contract revenues	4,216	3,033	1,183	39%
Gross profit from Advanced Technologies contracts	$3,061	$1,952	$1,109	57%
Advanced Technologies contract gross margin	42.1%	39.2%

Advanced Technologies contract revenues for the three months ended April 30, 2020 were $7.3 million, which reflects an increase of $2.3 million when compared to $5.0 million of revenues for the three months ended April 30, 2019. Advanced Technologies contract revenues were higher for the three months ended April 30, 2020 as a result of the addition of the Company’s Joint Development Agreement with EMRE (which was executed during the first quarter of fiscal 2020) and due to the timing of activity under other existing contracts. Cost of Advanced Technologies contract revenues increased $1.2 million to $4.2 million for the three months ended April 30, 2020, compared to $3.0 million for the same period in the prior year. Advanced Technologies contracts for the three months ended April 30, 2020 generated a gross margin of $3.1 million compared to a gross margin of $2.0 million for the three months ended April 30, 2019. The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts, which were more heavily weighted to the Company’s Joint Development Agreement with EMRE (which was entered into on November 5, 2019), during the three months ended April 30, 2020, compared to the same period in the prior year.

As of April 30, 2020, Advanced Technologies backlog totaled approximately $56.8 million, compared to $32.9 million as of April 30, 2019. This increase was primarily a result of the Joint Development Agreement with EMRE.

Administrative and selling expenses

Administrative and selling expenses were $7.2 million and $9.8 million for the three months ended April 30, 2020 and 2019, respectively. The decrease from the same period in the prior year primarily relates to the additional legal and consulting costs incurred in connection with the restructuring and refinancing initiatives undertaken in 2019.

Research and development expenses

Research and development expenses decreased to $1.1 million for the three months ended April 30, 2020 compared to $4.2 million during the three months ended April 30, 2019. The decrease related to the reduction in spending resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to research and development (as resources were instead allocated to funded Advanced Technologies projects).

Loss from operations

Loss from operations for the three months ended April 30, 2020 was $8.1 million compared to $17.6 million for the three months ended April 30, 2019. The decrease in the loss from operations was primarily a result of a lower gross loss and lower operating expenses for the three months ended April 30, 2020 primarily due to lower spending (personnel and overhead costs) resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to research and development.

Interest expense

Interest expense for the three months ended April 30, 2020 and 2019 was $3.6 million and $1.8 million, respectively. Interest expense for both periods presented includes interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. The increase in interest expense during the three months ended April 30, 2020 primarily represents additional interest on the $80.0 million outstanding under our Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and interest on the loans made by Fifth Third Bank and Liberty Bank in connection with the acquisition of the Bridgeport Fuel Cell Project (the “Bridgeport Loans”). The interest expense during the three months ended April 30, 2019 primarily included interest on outstanding amounts under our loan and security agreement with Hercules Capital, Inc.

Change in fair value of common stock warrant liability

The $3.4 million expense for the three months ended April 30, 2020 represents an adjustment to the estimated fair value of the warrants still outstanding as of April 30, 2020 that were issued to the lenders under our Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders based on a Black-Scholes model. The expense is primarily a result of an increase in the stock price during the quarter ended April 30, 2020.

Other income (expense), net

Other income (expense), net was other income of $0.3 million and other expense of $0.03 million for the three months ended April 30, 2020 and 2019, respectively. Other income, net for the three months ended April 30, 2020 primarily relates to a foreign exchange gain of $0.9 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary offset by a loss of approximately $0.5 million related to the remeasurement of the interest rate swap on the Bridgeport Loans.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. Income tax recorded for the three months ended April 30, 2020 and 2019 was $0.01 million and $0.07 million, respectively.

Series A warrant exchange

On February 21, 2019, we entered into an Exchange Agreement (the “Exchange Agreement”) with the holder (the “Warrant Holder”) of the Series A Warrant to Purchase Common Stock, issued by us on July 12, 2016 (the “Series A Warrant”), which was exercisable for 640,000 shares of our common stock. Pursuant to the Exchange Agreement, we agreed to issue to the Warrant Holder 500,000 shares of our common stock (subject to adjustment for stock dividends, stock splits, stock combinations, and other reclassifications) in exchange for the transfer of the Series A Warrant back to us, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. All common shares issuable pursuant to the Exchange Agreement were issued prior to April 30, 2019. Following the transfer of the Series A Warrant back to us, the Warrant was cancelled and no further shares are issuable pursuant to the Series A Warrant. During the three months ended April 30, 2019, we recorded a charge to common stockholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for the three month periods ended April 30, 2020 and 2019.

Series C preferred stock deemed contributions

During the three months ended April 30, 2019, conversions of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of our Series C Preferred Stock. Conversions during the three months ended April 30, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $1.1 million. The deemed contributions represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Stock. The Company also accounted for an extinguishment of the Series C Preferred Stock as a result of the extinguishment by recording a deemed contribution of $0.5 million during the three months ended April 30, 2019.

The last outstanding shares of Series C Preferred Stock were converted into common stock on May 23, 2019, so there were no shares of Series C Preferred Stock outstanding during the three months ended April 30, 2020.

Series D preferred stock deemed dividends

During the three months ended April 30, 2019, conversions of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) in which the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of the shares of our Series D Preferred Stock. Conversions during the three months ended April 30, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $1.0 million. The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series D Preferred Stock.

The last outstanding shares of Series D Preferred Stock were converted into common stock on October 1, 2019, so there were no shares of Series D Preferred Stock outstanding during the three months ended April 30, 2020.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders for the quarter ended April 30, 2019 represents the net loss for the period less the Series A warrant exchange, the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed contributions on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends. For the three month periods ended April 30, 2020 and 2019, net loss attributable to common stockholders was $15.6 million and $22.9 million, respectively, and loss per common share was $0.07 and $2.06, respectively. The decrease in the net loss for the three-months ended April 30, 2020 is primarily due a lower gross loss, lower operating expenses, the fact that there were no adjustments recorded for the Series A warrants and the Series D Preferred Stock deemed dividends, and the fact that there were no Series C Preferred Stock deemed contributions. The lower loss per common share primarily is due to the higher weighted average shares outstanding due to share issuances since April 30, 2019.

Comparison of Six Months Ended April 30, 2020 and 2019

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2020 and 2019 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Total revenues	$35,144	$26,999	$8,145	30%
Total costs of revenues	$31,696	$32,844	$(1,148)	(3)%
Gross profit (loss)	$3,448	$(5,845)	$9,293	(159)%
Gross margin	9.8%	(21.6)%

Total revenues for the six months ended April 30, 2020 of $35.1 million reflects an increase of $8.1 million from $27.0 million during the same period in the prior year. Cost of revenues for the six months ended April 30, 2020 of $31.7 million reflects a $1.1 million decrease from $32.8 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the six months ended April 30, 2020 and 2019 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	4,854	9,815	(4,961)	(51)%
Gross loss from product revenues	$(4,854)	$(9,815)	$4,961	-51%
Product revenues gross loss	N/A	N/A

There was no product revenue during the six months ended April 30, 2020 and 2019.

Cost of product revenues decreased $5.0 million for the six months ended April 30, 2020 to $4.9 million, compared to $9.8 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes, but there were lower overall manufacturing costs for the six months ended April 30, 2020 due to the Company’s reduction in workforce that was implemented during April of 2019. Manufacturing variances, primarily related to low production volumes and other charges, totaled approximately $4.4 million for the six months ended April 30, 2020 compared to approximately $6.6 million for the six months ended April 30, 2019. Cost of product revenues for the six months ended April 30, 2019 also includes a charge for a specific non-commercial construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of our liquidity position and continued low level of production rates. For the six months ended April 30, 2020, we operated at an annualized production rate of approximately 16.5 MW, which is a reduction from the annual production rate of 25 MW in fiscal 2019, which reduction is a result of the March 18, 2020 plant shutdown that was implemented in response to the COVID-19 pandemic.

Service and license revenues

Service and license revenues and related costs for the six months ended April 30, 2020 and 2019 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Service and license revenues	$12,584	$14,370	$(1,786)	(12)%
Cost of service and license revenues	7,585	14,064	(6,479)	(46)%
Gross profit from service and license revenues	$4,999	$306	$4,693	1534%
Service and license revenues gross margin	39.7%	2.1%

Revenues for the six months ended April 30, 2020 from service agreements and license fee and royalty agreements decreased $1.8 million to $12.6 million from $14.4 million for the six months ended April 30, 2019. Service and license revenues decreased primarily as a result of the fact that there was less revenue recorded in connection with module replacements during the six months ended April 30, 2020. In addition, the six months ended April 30, 2019 included revenue recorded for the Bridgeport Fuel Cell Project service agreement. As a result of the purchase by the Company of the Bridgeport Fuel Cell Project on May 9, 2019, revenue under this service agreement is no longer being recognized. Service and license revenue for the six months ended April 30, 2020 includes license revenues of $4.0 million associated with the Joint Development Agreement entered into with EMRE on November 5, 2019.

Cost of service and license revenues decreased $6.5 million to $7.6 million for the six months ended April 30, 2020 from $14.1 million for the six months ended April 30, 2019, due to the fact that there were fewer module replacements in the six months ended April 30, 2020. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross profit from service and license revenues was $5.0 million for the six months ended April 30, 2020, which represents an increase of $4.7 million from a gross profit of $0.3 million for the six months ended April 30, 2019. This increase is primarily a result of the license revenues associated with the Joint Development Agreement entered into with EMRE. The overall gross margin percentage was 39.7% for the six months ended April 30, 2020 compared to a gross margin of 2.1% in the prior year period.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2020 and 2019 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Generation revenues	$10,073	$3,112	$6,961	224%
Cost of generation revenues	11,249	3,321	7,928	239%
Gross loss from generation revenues	$(1,176)	$(209)	$(967)	463%
Generation revenues gross margin	(11.7)%	(6.7)%

Revenues from generation for the six months ended April 30, 2020 totaled $10.1 million, which represents an increase of $7.0 million from revenue recognized of $3.1 million for the six months ended April 30, 2019. Generation revenues for the six months ended April 30, 2020 and 2019 reflect revenue from electricity generated under our PPAs. Generation revenues increased for the six months ended April 30, 2020 compared to the same period in the prior year due to additional revenue recorded for the PPA associated with the Bridgeport Fuel Cell Project, which was acquired on May 9, 2019. Cost of generation revenues totaled $11.2 million in the six months ended April 30, 2020, which represents an increase from the comparable prior year period. Cost of generation revenues included depreciation and amortization of approximately $6.5 million and $2.1 million for the six months ended April 30, 2020 and 2019, respectively. We had 32.6 MW of operating power plants in our portfolio as of April 30, 2020, compared to 11.2 MW as of April 30, 2019. This increase is primarily a result of the acquisition of the Bridgeport Fuel Cell Project.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2020 and 2019 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2020	2019	$	%
Advanced Technologies contract revenues	$12,487	$9,517	$2,970	31%
Cost of Advanced Technologies contract revenues	8,008	5,644	2,364	42%
Gross profit from Advanced Technologies contracts	$4,479	$3,873	$606	16%
Advanced Technologies contract gross margin	35.9%	40.7%

Advanced Technologies contract revenues for the six months ended April 30, 2020 were $12.5 million, which reflects an increase of $3.0 million when compared to $9.5 million of revenues for the six months ended April 30, 2019. Advanced Technologies contract revenues were higher for the six months ended April 30, 2020 due to the timing of activity under existing contracts as well as the addition of the Company’s Joint Development Agreement with EMRE (which was executed during the first quarter of fiscal 2020). Cost of Advanced Technologies contract revenues increased $2.4 million to $8.0 million for the six months ended April 30, 2020, compared to $5.6 million for the same period in the prior year. Advanced Technologies contracts for the six months ended April 30, 2020 generated a gross margin of $4.5 million compared to a gross margin of $3.9 million for the six months ended April 30, 2019. The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts, which were more heavily weighted to revenue recognized on the Company’s Joint Development Agreement with EMRE (which was entered into on November 5, 2019), during the six months ended April 30, 2020, compared to the same period in the prior year.

Administrative and selling expenses

Administrative and selling expenses were $12.4 million and $16.6 million for the six months ended April 30, 2020 and 2019, respectively. The decrease from the same period in the prior year primarily relates to a legal settlement of $2.2 million received during the six months ended April 30, 2020, which was recorded as an offset to administrative and selling expenses, and higher legal and consulting costs incurred during the six months ended April 30, 2019 in connection with the restructuring and refinancing initiatives undertaken by the Company in 2019.

Research and development expenses

Research and development expenses decreased to $2.3 million for the six months ended April 30, 2020, compared to $10.5 million during the six months ended April 30, 2019. The decrease related to the reduction in spending resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to internal research and development (as resources were instead allocated to funded Advanced Technologies projects).

Loss from operations

Loss from operations for the six months ended April 30, 2020 was $11.3 million compared to $32.9 million for the three months ended April 30, 2019. The decrease in the loss from operations was primarily a result of higher gross profit and lower operating expenses primarily due to lower spending (personnel and overhead costs) resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to research and development for the six months ended April 30, 2020.

Interest expense

Interest expense for the six months ended April 30, 2020 and 2019 was $6.9 million and $4.3 million, respectively. Interest expense for both periods presented includes interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. The increase in interest expense during the six months ended April 30, 2020 primarily represents additional interest on the $80.0 million outstanding under our Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and interest on the loans made by Fifth Third Bank and Liberty Bank in connection with the acquisition of the Bridgeport Fuel Cell Project. The interest expense during the six months ended April 30, 2019 primarily included interest on outstanding amounts under our loan and security agreement with Hercules Capital, Inc.

Change in fair value of common stock warrant liability

The $37.6 million expense for the six months ended April 30, 2020 represents an adjustment to the estimated fair value of the warrants issued to the lenders under our Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders based on a Black-Scholes model.  The adjustment included $23.7 million for warrants that were converted during the first fiscal quarter of 2020 and $13.9 million for warrants that were still outstanding as of April 30, 2020. The expense is primarily a result of an increase in the stock price during the six months ended April 30, 2020 compared to the stock price used in the Black-Scholes model upon the issuance of the warrants.

Other income, net

Other income, net was $0.9 million and $0.1 million for the six months ended April 30, 2020 and 2019, respectively. Other income, net for the six months ended April 30, 2020 primarily relates to a net non-cash gain on the extinguishment accounting related to the modification of the Series 1 Preferred Stock and the extinguishment related to the embedded derivatives (refer to Note 13. “Redeemable Preferred Stock” for additional information). Other income, net for the six months ended April 30, 2020 also included a foreign exchange gain of $0.9 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary offset by a loss of approximately $0.5 million related to the remeasurement of the interest rate swap on the Bridgeport Loans.

Benefit for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. Income tax recorded for the six months ended April 30, 2020 and 2019 was $0.03 million and $0.07 million, respectively.

Series A warrant exchange

During the six months ended April 30, 2019, we recorded a charge to common shareholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $1.7 million and $1.6 million for the six-month periods ended April 30, 2020 and 2019, respectively.

Series C preferred stock deemed contributions and redemption value adjustment, net

During the six months ended April 30, 2019, conversions of our Series C Preferred Stock resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of our Series C Preferred Stock. Conversions during the six months ended April 30, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $0.6 million. The deemed contributions represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Stock.

The Company also accounted for an extinguishment of the Series C Preferred Stock by recording a deemed contribution of $0.5 million during the six months ended April 30, 2019. A charge to common stockholders of $8.6 million was recorded during the six months ended January 31, 2019 because of equity conditions failures under the Certificate of Designations for the Series C Preferred Stock.

The last outstanding shares of Series C Preferred Stock were converted into common stock on May 23, 2019, so there were no shares of Series C Preferred Stock outstanding during the six months ended April 30, 2020.

Series D preferred stock deemed dividends and redemption accretion

During the six months ended April 30, 2019, conversions of our Series D Preferred Stock in which the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of the shares of our Series D Preferred Stock. Conversions during the six months ended April 30, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $2.9 million. The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series D Preferred Stock.

Redemption accretion was recorded during the six months ended April 30, 2019 of $3.8 million.

The last outstanding shares of Series D Preferred Stock were converted into common stock on October 1, 2019, so there were no shares of Series D Preferred Stock outstanding during the six months ended April 30, 2020.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the Series A warrant exchange, the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed contributions and redemption value adjustment, net on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends and redemption accretion. For the six month periods ended April 30, 2020 and 2019, net loss attributable to common stockholders was $56.7 million and $55.9 million, respectively, and loss per common share was $0.27 and $5.77, respectively. The increase in the net loss for the six months ended April 30, 2020 is primarily due to the change in fair value of the common stock warrant liability discussed above, partially offset by higher gross profit and lower operating expenses and the fact that there were no adjustments recorded for the Series A warrants, the Series D Preferred Stock deemed dividends and redemption accretion and the Series C Preferred Stock deemed contributions and redemption value adjustment, net. The lower loss per common share is due to the higher weighted average shares outstanding due to share issuances since April 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, including approved amounts that have been financed, as financing does not cover budget overages or the total cost of the projects, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain approval of and receive funding for project construction under its Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and meet conditions for release of funds, or obtain other financing, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, services agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technology contracts, including achieving a $5 million technological performance milestone under its Joint Development Agreement with ExxonMobil Research and Engineering Company (“EMRE”) during calendar year 2020, (vii) implement the cost reductions necessary to achieve profitable operations and (viii) access the capital markets to raise funds through the sale of equity securities, convertible notes, other equity-linked instruments and/or other debt instruments. Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. We may seek to obtain such financing in both the debt and equity markets. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, which could have a material adverse effect on our financial condition and operations.

There are indicators that substantial doubt about the Company’s ability to continue as a going concern exists, including, but not limited to, historical losses and negative cash flows, increasing costs of debt financing, restrictive debt covenants and restrictions imposed by the Company’s current lenders, limited availability of assets to support borrowing that have not already been pledged to existing lenders, potential delays in completing the manufacture of modules for project assets due to the closure of the Company’s manufacturing facility as a result of the COVID-19 pandemic, and the need for additional financing to carry out the Company’s business plans. When indicators of substantial doubt exist, GAAP requires management to make an assessment of whether substantial doubt is alleviated by management’s plans. Even though equity and debt financings and other sources of funds may be available in the future, when assessing whether substantial doubt is alleviated, management is not able to place reliance on uncommitted sources of financing. Management assessed substantial doubt about the Company’s ability to continue as a going concern through analysis of existing cash on hand, expected receipts under existing agreements, and release of short-term restricted cash less expected disbursements over the next twelve months, and was not able to alleviate substantial doubt until it entered into the Fifth Orion Amendment. As a result of this Fifth Orion Amendment, management has concluded that substantial doubt was alleviated, and the Company expects that it will meet its obligations for at least one year from the date of issuance of these financial statements (assuming that there are no extraordinary or unanticipated impacts to its business as result of COVID-19 or otherwise). Execution of the Company’s business plan will require additional financing or other measures to generate cash inflows and reduce cash outflows as early as the expected filing of the Form 10-Q for the third quarter of 2020 in order to alleviate substantial doubt in future periods.

The key agreements which may impact the Company’s future liquidity position include:

•	Orion Facility and the Fifth Orion Amendment.

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into the Orion Credit Agreement with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and its affiliates, Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., and Orion Energy Credit Opportunities Fund II PV, L.P., as lenders, for a $200.0 million senior secured credit facility (which is referred to herein as the “Orion Facility”). The Orion Facility is structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects which meet the requirements of the Orion Facility. In conjunction with the closing of the Orion Facility, on October 31, 2019, the Company drew down $14.5 million (the “Initial Funding”). The Company drew down an additional $65.5 million on November 22, 2019 (the “Second Funding”). The Company may draw the remainder of the Orion Facility, up to $120.0 million, over the first 18 months following the Initial Funding and subject to the Agent’s approval, to fund project-related expenses consisting of: (i) construction costs, inventory and other capital expenditures of additional fuel cell projects with contracted cash flows (under power purchase agreements (“PPAs”) with creditworthy counterparties) that meet or exceed a mutually agreed coverage ratio; and (ii) inventory, working capital, and other costs that may be required to be delivered by the Company on purchase orders, service agreements, or other binding customer agreements with creditworthy counterparties. Except as may be approved by the Agent and the lenders under the Orion Facility (and except as provided in the Fifth Orion Amendment), the Company cannot use the Orion Facility to fund its working capital or other expenses at the corporate level.

On June 8, 2020, the Company and certain of its affiliates as guarantors entered into a fifth amendment to the Orion Credit Agreement with the Agent and the lenders (which is referred to herein as the “Fifth Orion Amendment”). Pursuant to the terms of the Fifth Orion Amendment and the amended Orion Credit Agreement, the lenders have committed to make available certain delayed-draw loans to the Company in an aggregate principal amount of up to $35 million (which are referred to herein as the “Secondary Facility Loans”) between the execution date and September 14, 2020. Such Secondary Facility Loans may be used for general corporate purposes of the Company or the guarantors in accordance with either (i) the then effective operating budget of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. Any draws under the Secondary Facility Loans must be repaid by September 1, 2021. Refer to Note 18. “Subsequent Events” for additional details.

The lenders and the Agent under the Orion Facility have broad approval rights over the Company’s ability to raise additional capital, obtain other debt financing, and draw, allocate and use funds from the Orion Facility. If the Company is unable to obtain such approvals when the Company seeks to raise additional capital, obtain other debt financing, or use funds under the Orion Facility, it could have a material adverse effect on the Company’s financial condition and operations.

•	EMRE Joint Development Agreement.

On November 5, 2019, the Company signed a two-year Joint Development Agreement with EMRE, which was effective as of October 31, 2019, pursuant to which the Company will continue exclusive research and development efforts with EMRE to evaluate and develop new and/or improved carbonate fuel cells to capture and reduce carbon dioxide emissions from industrial and power sources, in exchange for (a) payment of (i) an exclusivity and technology access fee of $5.0 million, (ii) up to $45.0 million for research and development efforts, and (iii) milestone-based payments of up to $10.0 million after certain technological milestones are met, and (b) certain licenses.

•	Paycheck Protection Program Loan.

On April 20, 2020, the Company entered into the PPP Note, evidencing a loan to the Company from Liberty Bank under the CARES Act. Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the original requirements of the CARES Act, at least 75% of the proceeds used by the Company to date have been used to pay eligible payroll costs. Under the original requirements of the CARES Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. Any forgiveness of the loan will be subject to approval by the SBA and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the lenders under the Orion Facility to enter into the PPP Note, the Agent and the lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. On June 5, 2020, the PPP Flexibility Act was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Note. While the Company may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven.

The Company’s cash, cash equivalents and restricted cash consist of (a) restricted cash and cash equivalents, which consist of amounts pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts and reserved to pay down the Orion Facility which can be accessed or redeployed into other project financing at the option of and only with the approval of the lenders and the Agent under the Orion Facility or other lenders or third parties; (b) project cash and cash equivalents, which consist of amounts borrowed under the Orion Facility which can be used only by our consolidated wholly-owned project subsidiaries in the normal course of operations for project construction, purchase of equipment (including inventory from FuelCell Energy, Inc.) and working capital for projects approved under the Orion Facility in accordance with each project’s construction budget and schedule and which are classified as unrestricted cash on the Company’s consolidated balance sheets; and (c) unrestricted cash and cash equivalents, which can be used by the Company for general corporate purposes, including working capital at the corporate level, and which include the proceeds of the PPP Note received during the quarter ended April 30, 2020. Unrestricted cash and cash equivalents, as presented on the Company’s consolidated balance sheets, consist of the amounts described in (b) and (c) above. As of April 30, 2020, unrestricted cash and cash equivalents totaled $29.1 million compared to $9.4 million as of October 31, 2019. Of this amount, project cash and cash equivalents funded under the Orion Facility totaled $18.6 million as of April 30, 2020 compared to $0 as of October 31, 2019. Excluding project cash and cash equivalents and the remaining balance of approximately $6.0 million under the PPP Note, which may only be used for certain payroll and other eligible expenditures, unrestricted cash and cash equivalents totaled $4.5 million as of April 30, 2020 compared to $9.4 million as of October 31, 2019.

In future periods, the Company expects to seek lower-cost long-term debt and tax equity (e.g., sale-leaseback and partnership transactions) for its project asset portfolio as these projects commence commercial operations. The proceeds of any such financing, if obtained, may allow the Company to fund other fuel cell projects (subject to the approval of the lenders and the Agent under the Orion Facility) and/or pay down the outstanding principal balance of the Orion Facility. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company, or that the lenders and the Agent under the Orion Facility will consent to such financing. The Company may also seek to raise funds through the sale of equity securities, convertible notes, other equity-linked instruments and/or other debt instruments. If the Company is unable to obtain such financing or raise additional capital, it could have a material adverse effect on the Company’s financial condition and operations, and could require the Company to reduce its expenditures or slow its project spending.

Generation/Operating Portfolio, Projects, Project Awards, and Backlog

To grow our generation portfolio, the Company will invest in developing and building turn-key fuel cell projects which will be owned by the Company and classified as project assets on the balance sheet. This strategy requires liquidity, and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the plant, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, access funds available under our construction financing facilities, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our operating portfolio (32.6 MW as of April 30, 2020) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate approximately $22.0 million per year in annual revenue depending on plant output, operations performance and management, and site conditions. The Company plans to continue to grow this portfolio while also selling certain projects to investors. As of April 30, 2020, the Company had projects representing an additional 40.6 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. The Company expects to finance the construction of the projects still under development and construction using proceeds from the Orion Facility, subject to lender approval, satisfaction of conditions for release of funding, including third party consents, keeping project costs within approved budgets, and having sufficient liquidity to fund our equity portion of such projects. We have worked with and expect to continue to work with other lenders and financial institutions to secure lower-cost long-term debt and tax equity (e.g., sale-leaseback and partnership transactions) for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained or sufficient. As of April 30, 2020, we have financed five projects through sale-leaseback transactions.

As of April 30, 2020, total financing obligations related to project assets under sale lease-back transactions was $55.7 million. Future required payments totaled $24.7 million as of April 30, 2020. The outstanding financing obligation under the sale-leaseback transactions includes an embedded gain, which will be recognized at the end of each respective lease term.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of April 30, 2020:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
Triangle St	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
		Total MW Operating:	32.6

The following table summarizes projects in process, all of which are in backlog, as of April 30, 2020:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	PPA Term (Years)
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.2	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.8	20
		Total MW in Process:	40.6

The projects listed in the above table are in various stages of development or on-site construction and installation.

Backlog by revenue category is as follows:

•

Services and license backlog totaled $183.3 million as of April 30, 2020, compared to $224.3 million as of April 30, 2019. Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements.

•

Generation backlog totaled $1.1 billion as of April 30, 2020, compared to $1.0 billion as of April 30, 2019. Generation backlog represents future contracted energy sales under contracted PPAs between us and the end-user of the power.

•	There was no product sales backlog as of April 30, 2020, compared to $1,000 as of April 30, 2019.
•	Advanced Technologies contract backlog totaled $56.8 million as of April 30, 2020, compared to $32.9 million as of April 30, 2019.

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

Factors that may impact our liquidity in fiscal year 2020 and beyond include:

•

The Company’s cash on hand and access to additional liquidity. The Company’s cash, cash equivalents and restricted cash consist of (a) restricted cash and cash equivalents, which consist of amounts pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts and reserved to pay down the Orion Facility which can be accessed or redeployed into other project financing at the option of and only with the approval of the lenders and the Agent under the Orion Facility or other lenders or third parties; (b) project cash and cash equivalents, which consist of amounts borrowed under the Orion Facility which can be used only by our consolidated wholly-owned project subsidiaries in the normal course of operations for project construction, purchase of equipment (including inventory from FuelCell Energy, Inc.) and working capital for projects approved under the Orion Facility in accordance with each project’s construction budget and schedule and which are classified as unrestricted cash on the Company’s consolidated balance sheets; and (c) unrestricted cash and cash equivalents, which can be used by the Company for general corporate purposes, including working capital at the corporate level, and which include the proceeds of the PPP Note received during the quarter ended April 30, 2020. Unrestricted cash and cash equivalents, as presented on the Company’s consolidated balance sheets, consist of the amounts described in (b) and (c) above. As of April 30, 2020, unrestricted cash and cash equivalents totaled $29.1 million compared to $9.4 million as of October 31, 2019. Of this amount, project cash and cash equivalents funded under the Orion Facility totaled $18.6 million as of April 30, 2020 compared to $0 as of October 31, 2019. Excluding project cash and cash equivalents and the remaining balance of approximately $6.0 million under the PPP Note, which may only be used for certain payroll and other eligible expenditures, unrestricted cash and cash equivalents totaled $4.5 million as of April 30, 2020 compared to $9.4 million as of October 31, 2019.

•

The Company’s liquidity position is also supported by the Fifth Orion Amendment. Pursuant to the terms of the Fifth Orion Amendment and the amended Orion Credit Agreement, the lenders have committed to make available certain delayed-draw loans to the Company in an aggregate principal amount of up to $35 million (referred to herein as the “Secondary Facility Loans”) between the execution date and September 14, 2020. Such Secondary Facility Loans may be used for general corporate purposes of the Company or the guarantors in accordance with either (i) the then effective operating budget of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. Any draws under the Secondary Facility Loans must be repaid by September 1, 2021. Refer to Note 18. “Subsequent Events” for additional details. The Company also intends to pursue other financing arrangements (equity or debt) to further enhance the Company’s liquidity.

•

Short-term restricted cash totaled $8.1 million as of April 30, 2020 compared to $3.5 million as of October 31, 2019. The restricted cash balance as of April 30, 2020 includes a $5.0 million debt reserve established in accordance with the First Orion Amendment (as defined below). The debt reserve will be released on the first date on which all of the following events have occurred (a) the Groton Project shall have achieved its business plan in accordance with the Groton Construction Budget (as defined in the Orion Credit Agreement), (b) the commercial operation date for the Groton Project shall have occurred, (c) the Groton Project shall have met its annualized output and heat rate guarantees for three months, and (d) a disposition, refinancing or tax equity investment of at least $30 million shall have occurred with respect to the Groton Project.

•

While the Company has access to the $200.0 million Orion Facility to finance construction of its generation portfolio, the timing, availability and allocation of any new draws beyond the $80.0 million which has been funded under the Orion Facility are at the discretion of the lenders, which may negatively impact the Company’s liquidity as well as its ability to complete various construction projects. In addition, in future periods, we expect to seek lower-cost long-term debt and tax equity (e.g., sale-leaseback and partnership transactions) for our project asset portfolio as these projects commence commercial operations. The proceeds of any such financing, if obtained, may allow the Company to fund other fuel cell projects (subject to the approval of the lenders and the Agent under the Orion Facility), and/or pay down the outstanding principal balance of the Orion Facility. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company, or that the lenders and the Agent under the Orion Facility will consent to such financing. The Company may also seek to raise funds through the sale of equity securities, convertible notes, other equity-linked instruments and/or other debt instruments. If the Company is unable to obtain such financing or raise additional capital, it could have a material adverse effect on the Company’s financial condition and operations, and could require the Company to reduce its expenditures or slow its project spending. The lenders and the Agent under the Orion Facility have broad approval rights over the Company’s ability to raise additional capital, obtain other debt financing, and draw, allocate and use funds from the Orion Facility. If the Company is unable to obtain such approvals when the Company seeks to raise additional capital or use funds under the Orion Facility, it could have a material adverse effect on the Company’s financial condition and operations.

•

We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and projects schedules. Changes to production rate take time to implement. In conjunction with and following the reorganization and reduction in workforce in April 2019, we reduced our production rate to approximately 2 MW, which resulted in an annualized production rate through October 31, 2019 of 17 MW. The annualized production rate as of April 30, 2020 was 16.5 MW, which has been impacted by the continuing plant shutdown that was implemented in response to the COVID-19 pandemic. The Company will evaluate future increases in production rate if and when warranted by business conditions, and after restarting production.

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

•

The amount of accounts receivable and unbilled receivables as of April 30, 2020 and October 31, 2019 was $18.0 million ($4.4 million of which is classified as “Other assets”) and $14.6 million ($3.6 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of April 30, 2020 and October 31, 2019 was $64.0 million ($9.0 million is classified as long-term inventory) and $56.7 million ($2.2 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $39.4 million and $31.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.

•

The amount of total project assets as of April 30, 2020 and October 31, 2019 was $153.9 million and $144.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of April 30, 2020 consisted of $77.9 million of completed, operating installations and $76.0 million of projects in development. As of April 30, 2020, we had 32.6 MW of operating project assets that generated $10.1 million of revenue in the six months ended April 30, 2020. Also, as of April 30, 2020, the Company had an additional 40.6 MW of projects under development and construction, some of which are expected to generate operating cash flows in fiscal year 2020.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of April 30, 2020, we had pledged approximately $44.3 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

•	For fiscal year 2020, we forecast capital expenditures to be less than $1.0 million compared to capital expenditures of $2.2 million in fiscal year 2019.

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended April 30, 2020 and 2019, depreciation and amortization totaled $4.5 million and $2.2 million, respectively (of these totals, approximately $3.1 million and $1.0 million, for the three months ended April 30, 2020 and 2019, respectively, relate to depreciation of project assets in our generation portfolio). For the six months ended April 30, 2020 and 2019, depreciation and amortization totaled $9.1 million and $4.4 million respectively (of these totals, approximately $6.5 million and $2.1 million for the six months ended April 30, 2020 and 2019, respectively, relate to depreciation of project assets in our generation portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $73.4 million as of April 30, 2020 compared to $39.8 million as of October 31, 2019. As of April 30, 2020, restricted cash and cash equivalents was $44.3 million, of which $8.1 million was classified as current and $36.3 million was classified as non-current, compared to $30.3 million in restricted cash and cash equivalents as of October 31, 2019, of which $3.5 million was classified as current and $26.9 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2020	2019
Consolidated Cash Flow Data:
Net cash used in operating activities	$(14,719)	$(18,197)
Net cash used in investing activities	(14,299)	(29,366)
Net cash provided by financing activities	62,750	20,439
Effects on cash from changes in foreign currency rates	(91)	(133)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,641	$(27,257)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $14.7 million during the six months ended April 30, 2020, compared to $18.2 million of net cash used in operating activities during the six months ended April 30, 2019.

Net cash used in operating activities for the six months ended April 30, 2020 was primarily a result of the net loss of $54.9 million, increases in inventory of $6.1 million, accounts receivable of $2.8 million and unbilled receivables of $0.6 million, and decreases in accounts payable of $3.9 million, offset by an increase in deferred revenue of $2.4 million and net non-cash adjustments of $50.8 million, including a $37.6 million charge related to the change in fair value of common stock warrant liability.

Net cash used in operating activities for the six months ended April 30, 2019 was primarily the result of the net loss of $37.1 million and increases in inventory of $3.5 million, unbilled receivables of $3.5 million and accounts receivable of $2.2 million, offset by increases in accounts payable of $9.0 million, deferred revenue of $4.7 million and accrued liabilities of $2.2 million, and net non-cash adjustments of $11.6 million.

Investing Activities – Net cash used in investing activities was $14.3 million for the six months ended April 30, 2020, compared to net cash used in investing activities of $29.4 million during the six months ended April 30, 2019.

Net cash used in investing activities for the six months ended April 30, 2020 included $13.6 million of project assets expenditures and a $0.6 million payment for a working capital adjustment for the acquisition of the Bridgeport Fuel Cell Project in May 2019.

Net cash used in investing activities for the six months ended April 30, 2019 included a $27.3 million investment in project assets to expand our operating portfolio and $2.1 million for capital expenditures.

Financing Activities – Net cash provided by financing activities was $62.8 million during the six months ended April 30, 2020, compared to net cash provided by financing activities of $20.4 million during the six months ended April 30, 2019.

Net cash provided by financing activities during the six months ended April 30, 2020 resulted from the receipt of $65.5 million of debt proceeds from the Orion Facility, net of a loan discount of $1.6 million, $14.4 million of proceeds from the Crestmark sale-leaseback transaction, $6.5 million of debt proceeds from Liberty Bank under the PPP Note, $3.0 million of debt proceeds from Connecticut Green Bank and common stock sales of $3.5 million, offset by debt repayments of $21.4 million, the payment of deferred financing costs of $2.7 million and the payment of preferred dividends and return of capital of $4.4 million.

Net cash provided by financing activities during the six months ended April 30, 2019 resulted from the receipt of $28.3 million of debt proceeds, which included $11.1 million from Fifth Third Bank, $10.0 million received under our Construction Loan Agreement with Generate Lending, LLC, $5.8 million received under our Loan Agreement with NRG Energy, Inc., and $1.5 million received under our Loan and Security Agreement with Enhanced Capital Connecticut Fund V, LLC, offset by debt repayment of $4.8 million, the payment of preferred dividends and the return of capital of $1.8 million and the payment of deferred finance costs of $1.3 million.

Sources and Uses of Cash and Investments

In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs on a per unit basis. We also continue to invest in new product and market development and, as a result, we are not generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts, generation assets and Advanced Technologies contracts as well as sales of equity and equity linked securities, issuances of corporate and project level debt, and monetization of technology through licenses. During fiscal year 2019, we implemented a series of restructuring activities aimed at reducing operating costs and streamlining operations while targeting cash generation and long-term financial stability.

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2020 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$29,232	$28,264	$961	$7	$—
Series 1 Preferred obligation (2)	22,925	899	22,026	—	—
Term and Construction loans (principal and interest)	176,637	22,988	59,412	49,059	45,178
Capital and operating lease commitments (3)	19,790	1,267	2,649	1,461	14,413
Sale-leaseback financing obligation (4)	25,437	4,157	7,680	6,387	7,213
Natural gas supply contract (5)	13,782	—	2,953	3,938	6,891
Option fee (6)	150	150	—	—	—
Series B Preferred dividends payable (7)	—	—	—	—	—
Totals	$287,953	$57,725	$95,681	$60,852	$73,695

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.

(2)

On January 20, 2020, the Company, FCE Ltd. and Enbridge Inc. (“Enbridge”) entered into a letter agreement, which is referred to herein as the “January 2020 Letter Agreement,” pursuant to which they agreed to amend the articles of FCE Ltd. relating to and setting forth the terms of the Series 1 Preferred Shares to modify certain terms of the Series 1 Preferred Shares. Under the terms of the January 2020 Letter Agreement (as described in additional detail below), the Company is still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments are to be made on a quarterly basis and are scheduled to end on December 31, 2021, unless these obligations are satisfied in advance of such date. After taking into account the amendments to the terms of the Series 1 Preferred Shares described in the January 2020 Letter Agreement, the aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million. Refer to Note 13. “Redeemable Preferred Stock” for additional information regarding such letter agreement and such modified terms.

(3)	Future minimum lease payments on finance and operating leases.
(4)

The amount represents payments due on sale-leaseback transactions of our wholly-owned subsidiaries, under their respective financing agreements with PNC and Crestmark. Lease payments for each lease under these facilities are generally payable in fixed quarterly installments over a ten-year period.

(5)

During the three months ended April 30, 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million beginning on November 1, 2021. This gas contract is for the Company’s Yaphank project and the costs will be offset by generation revenues on the project.

(6)

The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the plants at the end of the term of the agreement. The fee is payable in installments over the term of the agreement.

(7)

We pay $3.2 million, if and when declared, in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at April 30, 2020) for 20 trading days during any consecutive 30 trading day period.

Term and Construction Loans

Orion Energy Partners Investment Agent, LLC Credit Agreement:  On October 31, 2019, the Company and certain of its affiliates as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and certain lenders affiliated with the Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects which meet the requirements of the Orion Facility. Under the Orion Credit Agreement, each lender will fund its commitments on each funding date in an amount equal to the principal amount of the loans to be funded by such lender on such date, less 2.50% of the aggregate principal amount of the loans funded by such lender on such date (the “Loan Discount).

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

The Company may draw the remainder of the Orion Facility, up to $120.0 million, over the first 18 months following the Initial Funding and subject to the Agent’s approval to fund project-related expenses consisting of: (i) construction costs, inventory and other capital expenditures of additional fuel cell projects with contracted cash flows (under PPAs with creditworthy counterparties) that meet or exceed a mutually agreed coverage ratio; and (ii) inventory, working capital, and other costs that may be required to be delivered by the Company on purchase orders, service agreements, or other binding customer agreements with creditworthy counterparties. Except as may be approved by the Agent and the Orion Lenders (and except as provided in the Fifth Orion Amendment), the Company cannot use the Orion Facility to fund its working capital or other expenses at the corporate level. The Orion Lenders and the Agent have broad approval rights over the Company’s ability to raise additional capital, obtain other debt financing, and draw, allocate and use funds from the Orion Facility.

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

The issuance of the warrants issued in connection with the Initial Funding to purchase up to a total of 6.0 million shares of the Company’s common stock (which are referred to herein as the “Initial Funding Warrants”) and recognition of the Second Funding Warrants resulted in $3.9 million being recorded as a liability as of October 31, 2019 with the offset recorded as a debt discount. Refer to Note 12. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Initial Funding Warrants and Second Funding Warrants, including the accounting, terms and conversions during the three and six months ended April 30, 2020.

In conjunction with the Second Funding, the Company and the other loan parties entered into the First Amendment to the Orion Credit Agreement (the “First Orion Amendment”), which required the Company to establish a $5.0 million debt reserve, with such reserve to be released on the first date following the date of the Second Funding on which all of the following events shall have occurred: (a) each of (x) the commercial operation date for the Tulare BioMAT project shall have occurred and (y) a disposition, refinancing or tax equity investment in the Tulare BioMAT project of at least $5.0 million is consummated (both conditions (x) and (y) have been satisfied); (b) each of (x) the Groton Project shall have achieved its business plan in accordance with the Groton Construction Budget (as defined in the Orion Credit Agreement), (y) the commercial operation date for the Groton Project shall have occurred and (z) the Groton Project shall have met its annualized output and heat rate guarantees for three months; and (c) a disposition, refinancing or tax equity investment of at least $30 million shall have occurred with respect to the Groton Project. The First Orion Amendment further required the Company (i) to provide, no later than December 31, 2019, a biogas sale and purchase agreement through December 31, 2021 for the Tulare BioMAT project, which was obtained as of such date, (ii) to obtain by December 31, 2019, a fully executed contract for certain renewable energy credits for the Groton Project, which was obtained as of such date, and (iii) to provide by January 31, 2020, certain consents and estoppels from CMEEC related to the Groton Project and an executed, seventh modification to the lease between CMEEC and the United States Government, acting by and through the Department of the Navy, both of which were obtained as of such date.

In addition, in connection with the Letter Agreement, dated January 20, 2020, among the Company, FCE Ltd. and Enbridge (the “January 2020 Letter Agreement”), pursuant to which such parties agreed to amend the articles of FCE Ltd. setting forth the terms of the Series 1 Preferred Shares, on January 20, 2020, in order to obtain the Orion Lenders’ consent to the January 2020 Letter Agreement as required under the Orion Credit Agreement, the Company, the Agent, the Orion Lenders, and the other loan parties entered into the Second Amendment to the Orion Credit Agreement (the “Second Orion Amendment”), which added a new affirmative covenant to the Orion Credit Agreement that obligates the Company to, and to cause FCE Ltd. to, on or prior to November 1, 2021, either (i) pay and satisfy in full all of their respective obligations in respect of, and fully redeem and cancel, all of the Series 1 Preferred Shares of FCE Ltd., or (ii) deposit in a newly created account of FCE Ltd. or the Company cash in an amount sufficient to pay and satisfy in full all of their respective obligations in respect of, and to effect a redemption and cancellation in full of, all of the Series 1 Preferred Shares of FCE Ltd. The Second Orion Amendment also provides that the amended articles of FCE Ltd. setting forth the modified terms of the Series 1 Preferred Shares will be considered a “Material Agreement” under the Orion Credit Agreement. Under the Second Orion Amendment, a failure to satisfy this new affirmative covenant or to otherwise comply with the terms of the Series 1 Preferred Shares will constitute an event of default under the Orion Credit Agreement, which could result in the acceleration of any amounts outstanding under the Orion Credit Agreement.

Additionally, in order to obtain the Orion Lenders’ consent to the Crestmark sale-leaseback transaction described in Note 11. “Leases” to our consolidated financial statements and to the use of certain proceeds from the Crestmark sale-leaseback transaction (the “Crestmark Proceeds”) as described below, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Third Amendment to the Orion Credit Agreement (the “Third Orion Amendment”) dated February 11, 2020, and a Consent and Waiver dated February 11, 2020 (the “Consent and Waiver”). Pursuant to the Third Orion Amendment,  TRS Fuel Cell, LLC was added as an Additional Covered Project Company (as defined in the Orion Credit Agreement), requiring the Company to pledge all of the assets of TRS Fuel Cell, LLC under the Orion Credit Agreement. In addition, pursuant to the Orion Credit Agreement (as modified by the Third Orion Amendment), all of the proceeds received by the Company from the Crestmark sale-leaseback transaction, after a down payment and an initial rental payment under the Lease to Crestmark, the payment of taxes and transaction costs and funding a debt service reserve totaling approximately $1.0 million, were deposited in the Company’s Project Proceeds Account, which account is restricted, with withdrawals permitted only with consent of the Agent for use to (i) prepay the loans under the Orion Credit Agreement or (ii) fund (x) construction costs, inventory or other capital expenditures for an Additional Covered Project (as defined in the Orion Credit Agreement) whose contracted cash flows (as determined in the Orion Lenders’ sole discretion) meet or exceed a coverage ratio acceptable to the Orion Lenders, and (y) inventory, working capital and other costs required in connection with the performance of purchase orders, service agreements and other binding customer agreements (as determined in the Orion Lenders’ sole discretion); provided, however, that, pursuant to the Third Orion Amendment, certain portions of the funds deposited in the Project Proceeds Account were used as follows: (a) $1.1 million of the Crestmark Proceeds were transferred to the Module Reserve Account (as defined in the Orion Credit Agreement) to fund module replacement costs for Covered Projects (as defined in the Orion Credit Agreement); (b) $0.1 million of the Crestmark Proceeds were transferred to the Debt Reserve Account; (c) $1.7 million of the Crestmark Proceeds were used to fund the quarterly cash interest due to the Orion Lenders under the Orion Credit Agreement; and (d) $1.1 million of the Crestmark Proceeds were used to fund the aggregate amount of the dividends on the Company’s Series B Preferred Stock and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020. As of April 30, 2020, the remaining approximately $6.5 million of the Crestmark Proceeds was long-term restricted cash in the Project Proceeds Account. As noted below, on April 30, 2020, the Company reached agreement with the Orion Lenders to allocate up to a total of $3.5 million of these funds to the San Bernardino project over time. Pursuant to the Consent and Wavier, subject to the terms and conditions described above in the Third Orion Amendment, the Orion Lenders consented to the release of liens on those assets that were the subject of the Crestmark sale-leaseback transaction and to the Company’s entering into the Guaranty (as defined elsewhere herein).

On April 30, 2020, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Fourth Amendment to the Orion Credit Agreement (the “Fourth Orion Amendment”). Pursuant to the Fourth Orion Amendment, the Agent and the Orion Lenders agreed to permit the release of $3.5 million from the Project Proceeds Account (as defined in the Orion Credit Agreement) subject to the following terms and conditions.

Pursuant to the Fourth Orion Amendment, the Company’s 1.4 MW biogas fueled project at the wastewater treatment plant in San Bernardino, California has been added as an Additional Covered Project (as defined in the Orion Credit Agreement), and the Company subsidiary developing such project, San Bernardino Fuel Cell, LLC, has been added as an Additional Covered Project Company (as defined in the Orion Credit Agreement) such that those covenants, terms and conditions in the Orion Credit Agreement that apply to Covered Projects and Covered Project Companies will now be applicable to the foregoing project and project company, including that the “Project Payoff Amount” (i.e., the amount required pursuant to the Orion Credit Agreement to be realized upon a subsequent sale or refinancing of a project) for the San Bernardino project will be $5 million. Subsequent to quarter end, $2.3 million of the $3.5 million was released from the Project Proceeds Account, which account is restricted subject to the control of the Agent, and transferred to a General Business Unit Account (as defined in the Orion Credit Agreement), which account is unrestricted and available for general use by the Company. The remaining $1.2 million will be released from the Project Proceeds Account and transferred to a Covered Project Account (as defined in the Credit Agreement) being established for the San Bernardino project for use in connection with the construction of the San Bernardino project upon satisfaction of the following conditions: (a) approval of a self-generation incentive program grant for the San Bernardino project in an amount equal to no less than $1.0 million; (b) approval of an interconnection agreement; (c) provision of a fuel affidavit approval by Southern California Gas Company; (d) issuance of an air permit for the anaerobic digester gas cleanup system; (e) provision of an executed consent to collateral assignment by The City of San Bernardino Municipal Water District; (f) recordation in the land records of San Bernardino County of a memorandum of site license; (g) after giving effect to the release and transfer of $1.2 million to the Covered Project Account, evidence that there will be sufficient cash in the Covered Project Account for the San Bernardino project to cover remaining expenditures and complete the project and (h) written approval of the Agent. Refer to Note 18. “Subsequent Events” for additional information concerning the Orion Credit Agreement and the Fifth Orion Amendment.

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

The Green Bank Amendment provides that, until such time as the loan (which includes both the outstanding principal balance of the original loan under the Green Bank Loan Agreement and the outstanding principal amount of the December 2019 Loan) has been repaid in its entirety, interest on the outstanding balance of the loan shall accrue monthly in arrears from the date of the Green Bank Amendment at a rate of 5% per annum until May 8, 2019 and at a rate of 8% per annum thereafter, payable by the Company on a monthly basis in arrears. The Green Bank Amendment further provides that the payment by the Company of the Accrued Fees (as described above) includes any shortfall of interest due but unpaid by the Company through and including November 30, 2019. Interest payments made by the Company after the date of the Green Bank Amendment are to be applied first to interest that has accrued on the outstanding principal balance of the original loan under the Green Bank Loan Agreement and then to interest that has accrued on the December 2019 Loan. The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank, to be applied first to repay the outstanding principal balance of the original loan under the Green Bank Loan Agreement and thereafter to repay the outstanding principal amount of the December 2019 Loan, until repaid in full. The Green Bank Amendment further provides that the entire unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026 if not paid sooner in accordance with the Green Bank Loan Agreement. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Fuel Cell to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of April 30, 2020 was $4.8 million.

Bridgeport Fuel Cell Project Loans:  On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period ending in May 2026. The Subordinated Credit Agreement contains representations, warranties and covenants. The balance under the Subordinated Credit Agreement as of April 30, 2020 was $5.4 million.

On May 9, 2019, in connection with the closing of the purchase of the Bridgeport Fuel Cell Project, BFC entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Finance’s (a wholly-owned subsidiary of the Company and the direct parent of BFC) ownership interest in BFC. The maturity date under the BFC Credit Agreement is May 9, 2025. Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72 month period. BFC has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full, provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points on an initial total notional value of $25.0 million, reduced for principal payments.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three and six months ended April 30, 2020 resulted in a $0.5 million charge.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s current headcount and plans for fiscal year 2020, it will not meet this requirement or receive this credit. The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within 90 days of the Target Date. If the Company does not meet the Employment Obligation, then an accelerated payment penalty will be assessed at a rate of $18,587.36 times the number of employees below the number of employees required by the Employment Obligation. Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Liberty Bank Promissory Note:  On April 20, 2020, the Company entered into the PPP Note, evidencing a loan to the Company from Liberty Bank, under the CARES Act, administered by the SBA. Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the requirements of the CARES Act, the Company is using the proceeds primarily for payroll costs.

The PPP Note is scheduled to mature on April 16, 2022, has a 1.00% per annum interest rate, and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. Monthly principal and interest payments, less the amount of any potential forgiveness (as discussed below), will commence on November 16, 2020. The Company did not provide any collateral or guarantees for the PPP Note, nor did the Company pay any facility charge to obtain the PPP Note. The PPP Note provides for customary events of default, including, among others, those relating to failure to make a payment when due under the PPP Note, failure to comply with any provision of the PPP Note, bankruptcy, and breaches of or materially misleading representations. Upon the occurrence of an event of default, Liberty Bank may require immediate payment of all amounts owing under the PPP Note, collect all amounts owing from the Company, and pursue other remedies. The PPP Note may be prepaid at any time with no prepayment penalties.

Under the original requirements of the CARES Act, proceeds may only be used for the Company’s eligible payroll costs (with salary capped at $100,000 on an annualized basis for each employee), rent, mortgage interest and utilities, in each case paid during the eight-week period following disbursement. Also under the original requirements of the CARES Act, at least 75% of the proceeds must be used for eligible payroll costs. The loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. If not so maintained or restored, forgiveness of the loan will be reduced in accordance with the regulations to be issued by the SBA. Any forgiveness of the loan will be subject to approval by the SBA and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the Orion Lenders under the Orion Facility to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020.

On June 5, 2020, the PPP Flexibility Act was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Note.

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Restricted Cash

We have pledged approximately $44.3 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2020, outstanding letters of credit totaled $6.2 million. These expire on various dates through August 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of April 30, 2020 also included $17.9 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $6.2 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 15. “Restricted Cash” for a detailed discussion of the Company’s restricted cash balance.

As of October 31, 2019, we had uncertain tax positions aggregating $15.7 million and have reduced our net operating loss (“NOL”) carryforwards by this amount. Because of the level of NOLs and valuation allowances, unrecognized tax benefits, even if not resolved in our favor, would not result in any cash payment or obligation and therefore have not been included in the contractual obligation table under the heading “Commitments and Significant Contractual Obligations.”

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of April 30, 2020, our operating portfolio was 32.6 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2020, Advanced Technologies contracts backlog totaled $56.8 million, of which $46.6 million is funded and $10.2 million, which is related to government contracts, is unfunded. Should funding be terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development. The funded backlog includes approximately $10 million of milestone payments that are contingent upon achieving technical milestones.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our consolidated financial statements for the six months ended April 30, 2020 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Effective November 1, 2019, we adopted Accounting Standards Update 2016-02, “Leases” (“Topic 842”). See “Note 11, “Leases” included in our notes to consolidated financial statements for changes to our critical accounting policies as a result of adopting Topic 842. Other than changes to our accounting for leases as a result of adopting Topic 842, there have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2019.

ACCOUNTING GUIDANCE UPDATE

See Note 2, “Recent Accounting Pronouncements,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance, as well as recent accounting guidance that is not yet effective.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2020, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2020, approximately 1.0% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three and six months ended April 30, 2020 resulted in $0.5 million of charges.

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

Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Form 10-Q for the quarter ended April 30, 2020 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may be relied upon.

Previously identified material weakness in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Form 10-Qs for the quarters ended April 30, 2019 and July 31, 2019 that the Company did not have resources to sufficiently address asset impairments on a timely basis or the accounting considerations and disclosures related to the Company’s amended credit facilities. As a result, we concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures in the consolidated financial statements related to asset impairments and credit facilities. As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, this control deficiency had not been remediated as of October 31, 2019 and the Company further identified that it did not have resources to sufficiently address certain other non-routine transactions and disclosures. This material weakness resulted in material misstatements that were corrected in the consolidated financial statements prior to issuance. This control deficiency has not been remediated as of April 30, 2020.

Remediation plan for material weakness

Subsequent to the evaluation made in connection with filing our Form 10-Q for the quarter ended April 30, 2019, our management, with the oversight of the Audit and Finance Committee of the Board of Directors, began the process of remediating the material weakness. Progress to date includes engagement of a third-party resource to help evaluate the accounting and disclosure for significant matters each quarter. Management also added additional experienced accounting staff. In addition, under the oversight of the Audit and Finance Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.

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

Changes in internal control over financial reporting

Beginning on November 1, 2019, we adopted ASC 842, Leases. As a result of the adoption of this standard, we implemented changes to our processes related to leasing and the related internal controls. These changes included the development of new policies based on the leasing standard and the implementation of a leasing software tool to track and account for our leases. Other than the changes relating to the adoption of ASC 842, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (ended April 30, 2020) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary conduct of our business (“Legal Proceedings”). Although we cannot assure the outcome, management presently believes that the result of such Legal Proceedings, either individually, or in the aggregate, will not have a material adverse effect on our consolidated financial statements, and no material amounts have been accrued in our consolidated financial statements with respect to these matters.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business and operations may be adversely affected by the 2019 Novel Coronavirus (COVID-19) outbreak or other similar outbreaks.

Any outbreaks of contagious diseases, including the recent outbreak of the coronavirus that was first detected in Wuhan, China in December 2019 and has since developed into a global pandemic, and other adverse public health developments in countries where we and our suppliers operate could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, the coronavirus has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects. COVID-19 may impact the health of our team members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, or otherwise cause human impacts that may negatively impact our business. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. For example, on March 18, 2020, the Company, in response to the escalating global COVID-19 outbreak, temporarily suspended operations at its Torrington, Connecticut manufacturing facility, and also ordered those employees that could work from home to do so. This suspension was subsequently extended following the guidance of Connecticut’s stay at home orders. While the Company now is tentatively planning to resume operations in the manufacturing facility on June 22, 2020, the Company will continue to evaluate its ability to resume operations and the advisability of resuming operations, based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of its employees, customers and stockholders. Accordingly, there can be no assurance that the Torrington manufacturing facility will reopen on schedule (in full or in part), that our employees will return to the office or that our other operations will continue at full or limited capacity. If we do not resume production as planned, our project schedules and associated financing could be adversely affected. An extended period of remote working by the Company’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Further, the Company may experience increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to the Company’s employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, (iii) implementing increased health and safety protocols at all of the Company’s facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Although the Company believes it is currently considered an “essential” business in its operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results and financial condition. Furthermore, to the extent that these exemptions or exceptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition. While we have attempted to continue business development activities during the pandemic, state and local shut downs, shelter in place orders and travel restrictions have impeded our ability to meet with customers and solicit new business and certain bids and solicitations in which we typically participate have been postponed. As a result, at this time, it is impossible to predict the overall impact of the coronavirus on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic. Additional public health crises could also emerge in the future, including other pandemics or epidemics. Such public health crises could pose further risks to the Company and could also have a material adverse effect on our business, results of operations and financial position.

Our Paycheck Protection Program loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the CARES Act. Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the original requirements of the CARES Act, at least 75% of the proceeds must be used for eligible payroll costs. The loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii)

full-time employee headcount and salaries are either maintained during the applicable eight-week period or restored by June 30, 2020. If not so maintained or restored, forgiveness of the loan will be reduced in accordance with the regulations to be issued by the SBA. In order to obtain the consent of the Agent and the Orion Lenders under the Orion Facility to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”) was signed into law, extending the loan forgiveness period from 8 weeks to 24 weeks after loan origination, reducing the required amount of payroll expenditures from 75% to 60%, removing the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and allowing for the amendment of the maturity date on existing loans from two years to five years. The Company is evaluating the impact of these changes on its PPP Note. Any forgiveness of the loan will be subject to approval by the SBA and Liberty Bank and will require the Company to apply for such treatment in the future. While we may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven. In addition, based on guidance from the United States Department of the Treasury, since the total PPP Note proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the SBA, including with respect to our certification that the current economic uncertainty made our loan request necessary to support our ongoing operations. Such certification does not contain any objective criteria and is subject to interpretation. If we are found to have been ineligible to receive the loan under the PPP Note, or in violation of any of the laws or regulations that may apply to us in connection with the PPP Note, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Note. In addition, our receipt of the loan may result in adverse publicity and damage to our reputation, governmental investigations, inquiries, reviews and audits, such as the SEC inquiry described below, which could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

On or about May 11, 2020, the Division of Enforcement of the SEC sent the Company an inquiry requesting that the Company voluntarily provide information to the SEC pertaining to the Company’s application and resulting loan under the Paycheck Protection Program and how the need for the loan compares with the Company’s filings and financial condition. While this request for information is voluntary and the Company is not obligated to respond, the Company intends to cooperate by providing information to the SEC.

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

Our workforce reduction and recent manufacturing facility closure may cause undesirable consequences and our results of operations may be harmed.

On April 12, 2019, we undertook a reorganization, which included a workforce reduction of 30%, or 135 employees. On March 18, 2020, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility as a result of the COVID-19 pandemic. This workforce reduction and subsequent manufacturing facility closure may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce but have been affected by the manufacturing facility closure to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. Furthermore, employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional workforce reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our backlog and business plans. Additionally, our recent reduction in workforce and manufacturing facility closure may make it more difficult to recruit and retain new hires as our business grows.

We have debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of April 30, 2020, our total consolidated debt and financing obligations outstanding (“indebtedness”) was $183.3 million ($173.2 million, net of finance costs and debt discounts), of which an aggregate of $80.0 million ($72.2 million, net of finance costs and debt discounts) was senior secured indebtedness under the Orion Credit Agreement and an aggregate of $103.3 million ($101.2 million, net of finance costs and debt discounts) was other secured indebtedness. As of April 30, 2020, our subsidiaries had $136.7 million ($132.0 million, net of finance costs and debt discounts) of indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP). The majority of our debt is long-term with $13.8 million due within twelve months of April 30, 2020.

Our ability to make scheduled payments of principal and interest and other required repayments depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, the Agent and the lenders under the Orion Credit Agreement have broad approval rights over our ability to draw and allocate funds from the Orion Facility and to take on additional debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring operations, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

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

We previously disclosed in our Form 10-Qs for the quarters ended April 30, 2019, July 31, 2019 and January 31, 2020 and in our Form 10-K for the year ended October 31, 2019 that we did not have resources to sufficiently address asset impairments on a timely basis or the accounting considerations and disclosures related to our amended credit facilities. As a result, we concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures in the consolidated financial statements related to asset impairments, credit facilities and other non-routine transactions and disclosures. This material weakness resulted in material misstatements that were corrected in the consolidated financial statements prior to issuance. This material weakness had not been remediated as of April 30, 2020.

Subsequent to the evaluation made in connection with filing our Form 10-Q for the quarter ended April 30, 2019, our management, with the oversight of the Audit and Finance Committee of our Board of Directors, began the process of remediating the material weakness. Progress to date includes engagement of a third party resource to help evaluate the accounting and disclosure for significant matters each quarter and the addition of additional experienced accounting staff. In addition, under the oversight of the Audit and Finance Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.

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

Our power plants can operate on a variety of fuels, including but not limited to natural gas, renewable biogas, directed biogas and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as solar, wind, oil, gas or coal or local utility electricity costs. Significant decreases (or short term increases) in the price of these technologies or fuels or prices for grid delivered electricity could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products. Additionally, in certain markets, consumers and regulators have expressed a preference for zero-carbon generating resources despite their overall environmental footprint over fueled resources. Sales of our products could be adversely affected in these markets due to a misunderstanding of the total carbon footprint associated with zero-carbon intermittent power generating resources.

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

We may be required to record a significant charge to operations in our financial statements should we determine that our goodwill, other intangible assets (i.e., in process research and development (“IPR&D”)), other long-lived assets (i.e., property, plant and equipment and definite-lived intangible assets), inventory, or project assets are impaired. Such a charge might have a significant impact on our reported financial condition and results of operations. We recorded the following impairment charges during the year ended October 31, 2019: (i) a $2.8 million charge for a specific construction in process asset related to automation equipment for use in manufacturing due to uncertainty as to whether the asset will be completed as a result of our liquidity position and continued low level of production rates, (ii) a $14.4 million charge related to a project asset that we will not be able to secure a power purchase agreement (“PPA”) with acceptable terms and therefore we have decided to operate the plant under a merchant model for the next 5 years and sell power through the Connecticut grid under wholesale tariff rates and Renewable Energy Credits (RECs) to market participants, and (iii) a $3.1 million charge related to a project asset where we decided to pursue termination of the PPA given regulatory changes impacting the future cost profile of the project.

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

The amount of total inventory as of April 30, 2020 and October 31, 2019 was $64.0 million ($9.0 million of which was classified as long-term inventory) and $56.7 million ($2.2 million of which was classified as long-term inventory), respectively, which includes work in process inventory totaling $39.4 million and $31.2 million, respectively. We reduced our production rate and have been operating at a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory or new inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it into different products. These actions would result in a significant charge to earnings. Such a charge might have a significant impact on our financial condition and results of operations.

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

During periods of constrained liquidity, we may delay certain payments to third parties, including our suppliers, to conserve cash. Management may enter into forbearance agreements and payment arrangements with certain suppliers. However, suppliers whose payments are delayed may take action against us, including, but not limited to, filing litigation, arbitration or other proceedings against us.

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

We have licensed our carbonate fuel cell manufacturing intellectual property to POSCO Energy Co., Ltd. (“POSCO Energy”) through a series of manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012, which agreements expire on October 31, 2027, and have provided POSCO Energy with the exclusive right to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in Asia. In addition, effective as of June 11, 2019, we entered into a License Agreement with ExxonMobil Research and Engineering Company (the “EMRE License Agreement”), pursuant to which we agreed, subject to the terms of the EMRE License Agreement, to grant ExxonMobil Research and Engineering Company (“EMRE”) and its affiliates a non-exclusive, worldwide, fully paid, perpetual, irrevocable, non-transferrable license and right to use our patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop, and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith. Such right and license is sublicensable to third parties performing work for or with EMRE or its affiliates, but shall not otherwise be sublicensable. We depend on POSCO Energy and EMRE to also protect our intellectual property rights as licensed.

As of April 30, 2020, we, excluding our subsidiaries, had 96 U.S. patents and 163 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, solid oxide fuel cell (“SOFC”) technology, PEM fuel cell technology and applications thereof. As of April 30, 2020, we also had 60 patent applications pending in the U.S. and 108 patent applications pending in other jurisdictions. Our U.S. patents will expire between 2020 and 2038, and the current average remaining life of our U.S. patents is approximately 9.0 years. Our subsidiary, Versa Power Systems, Ltd., as of April 30, 2020, had 34 U.S. patents and 100 international patents covering the SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 5.0 years. As of April 30, 2020, Versa Power Systems, Ltd. also had 2 pending U.S. patent applications and 14 patent applications pending in other jurisdictions. In addition, as of April 30, 2020, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. for carbonate fuel cell technology licensed from Fraunhofer IKTS.

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

We are, or may become, party to various lawsuits and claims arising in the ordinary course of business, which may include lawsuits or claims relating to commercial liability, product recalls, product liability, product claims, employment matters, environmental matters, breach of contract, intellectual property or other aspects of our business. Litigation is inherently unpredictable, and although we may believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, and results of operations. The costs of responding to or defending litigation may be significant and may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse effect on our business, financial condition, and results of operations.

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

Provisions in our Certificate of Incorporation, as amended (“Certificate of Incorporation”), and Amended and Restated By-Laws (“By-Laws”) and in Delaware and Connecticut corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. In addition, certain provisions and rights of the Series 1 Preferred Shares of FCE Ltd. and our Series B Preferred Stock could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

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

The implementation of our business plan and strategy will require additional capital. If we are unable to raise capital, it may create substantial doubt about our ability to continue as a going concern.

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

The lenders and the Agent under the Orion Facility have broad approval rights over our ability to raise additional capital, obtain other debt financing, and draw, allocate and use funds from the Orion Facility. If we are unable to obtain such approvals when we seek to raise additional capital, obtain other debt financing, or use funds under the Orion Facility, it could have a material adverse effect on our financial condition and operations.

There are indicators that substantial doubt about our ability to continue as a going concern exists, including, but not limited to, historical losses and negative cash flows, increasing costs of debt financing, restrictive debt covenants and restrictions imposed by our current lenders, limited availability of assets to support borrowing that have not already been pledged to existing lenders, potential delays in completing the manufacture of modules for project assets due to the closure of our manufacturing facility as a result of the COVID-19 pandemic, and the need for additional financing to carry out our business plans. When indicators of substantial doubt exist, GAAP requires management to make an assessment of whether substantial doubt is alleviated by management’s plans. Even though equity and debt financings and other sources of funds may be available in the future, when assessing whether substantial doubt is alleviated, management is not able to place reliance on uncommitted sources of financing. Management assessed substantial doubt about our ability to continue as a going concern through analysis of existing cash on hand, expected receipts under existing agreements, and release of short-term restricted cash less expected disbursements over the next twelve months, and was not able to alleviate substantial doubt until it entered into the Fifth Orion Amendment described elsewhere herein. As a result of this Fifth Orion Amendment, management has concluded that substantial doubt was alleviated, and we expect that we will meet our obligations for at least one year from the date of issuance of these financial statements (assuming that there are no extraordinary or unanticipated impacts to our business as result of COVID-19 or otherwise). Execution of our business plan will require additional financing or other measures to generate cash inflows and reduce cash outflows as early as the expected filing of the Form 10-Q for the third quarter of 2020 in order to alleviate substantial doubt in future periods.

We will need to raise additional capital, and such capital may not be available on acceptable terms, or on terms acceptable to our lenders, if at all. If we do raise additional capital utilizing equity, existing stockholders will suffer dilution. If we do not raise additional capital, our business could fail or be materially and adversely affected.

We will need to raise additional funds in debt and equity financings, and these funds may not be available to us when we need them or on acceptable terms, or on terms acceptable to our lenders, if at all. Such additional financings could be significant. If we raise additional funds through further issuances of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon exercise of options or warrants, holders of our common stock could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our then-existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we cannot raise additional funds when we need them, our business and prospects could fail or be materially and adversely affected. In addition, if additional funds are not secured in the future, we will have to modify, reduce, defer or eliminate parts of our present and anticipated future projects, or sell some or all of our assets.

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

We have agreed in principle with the SEC Staff to settle a proposed proceeding related to certain sales of shares of our common stock in the open market, and may be subject to actions for rescission or damages in connection with such sales.

Between August 2005 and April 2017, we sold shares of our common stock pursuant to a series of “at-the-market” sales plans. The shares sold pursuant to these sales plans represented a portion of the shares registered by us pursuant to shelf registration statements we filed with the SEC during this time period. While we reported the number of shares we had sold, along with the net proceeds earned by us from those sales made during each fiscal quarter pursuant to the sales plans in our annual and quarterly reports on Forms 10-K and 10-Q, we omitted from the shelf registration statements certain information about the offerings, including the specific plan of distribution and the nature and terms of compensation or other agreements with any underwriters, dealers, or agents, and for some offerings, also omitted the specific type and quantity of securities offered; and we did not file or deliver prospectus supplements at the time of or prior to making these sales or otherwise timely disclose the information that had been omitted from the shelf registration statements, as is required by SEC regulations.

In 2018, we reported to the SEC Staff these sales and our failure to file or deliver prospectus supplements, and in response to our report, the SEC Staff opened an informal investigation of these sales. The SEC Staff has informed us that they have determined to recommend that the SEC authorize the institution of enforcement proceedings to charge us with violating Section 5(b)(2) of the Securities Act in connection with these sales, seeking the entry of an order requiring us to cease and desist from committing or causing any future violation of Section 5(b)(2), but not seeking any penalty or disgorgement. We have reached an agreement in principle with the SEC Staff to settle this proposed proceeding on the basis of the entry of such an order, without our admitting or denying the proposed findings of the SEC. Any such settlement, however, is subject to the approval of the SEC, and the final terms of the settlement are subject to change. Such a settlement, without a waiver by the SEC, would disqualify us from using the private placement safe harbor from registration under the Securities Act set forth in Regulation A and Regulation D following the effective date of the settlement. Accordingly, we intend to submit an application to the SEC for a waiver of any relevant disqualifications, and our agreement in principle to the proposed settlement is conditioned upon our receipt of such waiver. No assurance can be given that our application for such waiver will be granted. The purchasers of the shares we sold without filing or delivering prospectus supplements may have rescission rights or claims for damages. If purchasers successfully seek rescission and/or recover damages that are not covered by insurance, we may not have sufficient capital or access to capital to make the necessary payments, and any such claims or damages could have a material adverse effect on our stock price, business prospects, results of operations, and financial condition. Although we believe we would have defenses to many of such claims or actions if brought, we are unable to predict the amount of any such claims or damages which could be sought against us, or the extent to which any such financial exposure would be covered by insurance.

The situation with POSCO Energy has limited and continues to limit our efforts to access the South Korean and Asian markets and could expose us to costs of arbitration or litigation proceedings.

From approximately 2007 through 2015, we relied on POSCO Energy to develop and grow the South Korean and Asian markets for our products and services. We entered into manufacturing and technology transfer agreements with POSCO Energy in 2007, 2009 and 2012, each of which expires on October 31, 2027. The Cell Technology Transfer Agreement (“CTTA”) provides POSCO Energy with the technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in Asia. The CTTA requires POSCO Energy to pay to us a 3.0% royalty on POSCO Energy net product sales, as well as a royalty on scheduled fuel cell module replacements under service agreements for modules that were built by POSCO Energy and installed at plants in Asia under the terms of long-term service agreements between POSCO Energy and its customers. While the aforementioned manufacturing and technology transfer agreements entered into in 2007, 2009 and 2012 remain in effect, due to certain actions and inactions of POSCO Energy, we have not realized any material revenues, royalties or new projects developed by POSCO Energy since 2016.

In March 2017, we entered into a memorandum of understanding (“MOU”) with POSCO Energy to permit us to directly develop the Asian fuel cell business, including the right for us to sell SureSource solutions in South Korea and the broader Asian market. In June 2018, POSCO Energy advised us in writing that it was terminating the MOU effective July 15, 2018. Pursuant to the terms of the MOU, notwithstanding its termination, we will continue to execute on sales commitments in Asia secured in writing prior to July 15, 2018, including the 20 MW power plant installed for Korea Southern Power Co., Ltd. (“KOSPO”).

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

In November 2019, POSCO Energy spun-off its fuel cell business into a new entity, Korea Fuel Cell, Ltd. (“KFC”). As part of the spin-off, POSCO Energy transferred manufacturing and service rights under the aforementioned manufacturing and technology transfer agreements to KFC, but retained distribution rights, including trademarks, and severed its own liability under the aforementioned manufacturing and technology transfer agreements. We believe that these actions are all in material breach of the terms of the CTTA and other manufacturing and technology transfer agreements and are effectively a misappropriation of the company’s intellectual property. We have formally objected to POSCO Energy’s spin-off, and POSCO Energy has posted a bond to secure any liabilities to FuelCell Energy arising out of the spin-off. On February 19, 2020, the Company, through its Korean counsel, notified POSCO Energy in writing that it is in material breach of the CTTA and other manufacturing and technology transfer agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, the Company and its products. The Company also notified POSCO Energy that, under the terms of the CTTA and other manufacturing and technology transfer agreements, it has 60 days to fully cure its breaches to the Company’s satisfaction and that failure will lead to termination of the CTTA and other manufacturing and technology transfer agreements. On March 27, 2020, we further notified POSCO Energy of additional instances of its material breach of the CTTA and other manufacturing and technology transfer agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module replacements. On April 27, 2020, POSCO Energy initiated a series of arbitrations against the Company alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, Korea. POSCO Energy has obtained attachments of certain revenues owed to the Company by KOSPO as part of such warranty claims which has delayed receipt of certain payments owed to the Company. In light of the situation with POSCO Energy, we are evaluating all of our options with respect to our relationship and agreements with POSCO Energy, including trade related matters, POSCO Energy’s material breach of its obligations under the CTTA and the manufacturing and technology transfer agreements, and the misappropriation of our intellectual property.

We cannot predict the outcome of any future discussions with, or actions or legal proceedings against or involving, POSCO Energy or KFC, if they occur, the future status or scope of our relationship with POSCO Energy or KFC, whether our relationship with POSCO Energy or KFC will continue in the future, whether we will become involved in additional mediations, arbitrations, litigation or other proceedings with POSCO Energy or KFC, what the costs of any such proceedings will be or the effect of such proceedings on the market. Any such proceedings could result in significant expense to us and adversely affect our business and financial condition and reputation in the market, whether or not such proceedings are resolved in our favor. If our relationship with POSCO Energy or KFC ends, or continues on terms that are less favorable to us, or remains unresolved, our efforts to access the South Korean and Asian markets, which are complex markets, may not be successful or may be limited, hindered or delayed.

The rights of the Series 1 Preferred Shares and our Series B Preferred Stock could negatively impact our cash flows and the rights of our Series B Preferred Stock could dilute the ownership interest of our stockholders.

The terms of the Series 1 Preferred Shares issued by FCE Ltd. provide rights to the holder, Enbridge Inc. (“Enbridge”), which could negatively impact us.

The provisions of the Series 1 Preferred Shares, as such were amended pursuant to a letter agreement entered into by the Company, FCE Ltd. and Enbridge on January 20, 2020, require that FCE Ltd. make annual payments totaling Cdn. $1,250,000, including (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000, with such payments to be made on a quarterly basis through December 31, 2021. Commencing on January 1, 2020, dividends accrue at an annual rate of 15% on the principal redemption price with respect to the Series 1 Preferred Shares and any accrued and unpaid dividends on the Series 1 Preferred Shares. The aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on or before December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on or before December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million. In connection with the letter agreement, the Company entered into the Second Amendment to the Orion Credit Agreement (the “Second Orion Amendment”), which adds a new affirmative covenant to the Orion Credit Agreement that obligates the Company to, and to cause FCE Ltd. to, on or prior to November 1, 2021, either (i) pay and satisfy in full all of their respective obligations in respect of, and fully redeem and cancel, all of the Series 1 Preferred Shares of FCE Ltd., or (ii) deposit in a newly created account of FCE Ltd. or the Company cash in an amount sufficient to pay and satisfy in full all of their respective obligations in respect of, and to effect a redemption and cancellation in full of, all of the Series 1 Preferred Shares of FCE Ltd. The Second Orion Amendment also provides that the amended articles of FCE Ltd. setting forth the modified terms of the Series 1 Preferred Shares will be considered a “Material Agreement” under the Orion Credit Agreement. Under the Second Orion Amendment, a failure to satisfy this new affirmative covenant or to otherwise comply with the terms of the Series 1 Preferred Shares will constitute an event of default under the Orion Credit Agreement, which could result in the acceleration of any amounts outstanding under the Orion Credit Agreement.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2020 – February 29, 2020	1,794	$1.73	—	—
March 1, 2020 – March 31, 2020	27	$1.93	—	—
April 1, 2020 – April 30, 2020	21,463	$1.44	—	—
Total	23,284	$1.46	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Fifth Amendment to Orion Credit Agreement

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into a Credit Agreement (as amended from time to time, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Agent”), and certain lenders affiliated with the Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects which meet the requirements of the Orion Facility. The Orion Credit Agreement was amended on November 22, 2019, January 20, 2020, February 11, 2020 and April 30, 2020. Refer to Note 16 – “Debt and Financing Obligations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments and Significant Contractual Obligations” - for detailed descriptions of the Orion Credit Agreement and each of these amendments thereto.

In order to alleviate substantial doubt about the Company’s ability to continue as a going concern, on June 8, 2020, the Company, certain of its affiliates as guarantors, the Agent and the lenders entered into the Fifth Amendment to the Orion Credit Agreement (the “Fifth Orion Amendment”). Pursuant to the terms of the Fifth Orion Amendment, the lenders agreed to make a commitment to make certain loans to the Company in an aggregate principal amount of up to $35 million (the “Secondary Facility Loans”), and the Company, the guarantors, the Agent and the lenders agreed to amend the Orion Credit Agreement to facilitate the provision of such Secondary Facility Loans.

Pursuant to the Orion Credit Agreement, as amended by the Fifth Orion Amendment, the lenders have committed to make Secondary Facility Loans up to an aggregate amount of $35 million available to the Company for general corporate purposes of the Company or the guarantors in accordance with either (i) the then effective Operating Budget (as defined in the Orion Credit Agreement) of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. The Secondary Facility Loan commitment allows the Company to draw on the Secondary Facility Loans commencing on June 5, 2020 (the “Commencement Date”) and terminating on September 14, 2020 (the “Termination Date”). The Company may make draws on the Secondary Facility Loans in amounts of no less than $5 million, and no more than $15 million may be drawn in any 30 day period, provided that the Company may draw any remaining available funds under the Secondary Facility Loans between August 15, 2020 and the Termination Date. Any drawn amounts must be fully repaid on or before September 1, 2021 (the “Secondary Facility Repayment Date”). The amended Orion Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, including failure to make payments when due and termination of or default under certain material agreements as specified in the Orion Credit Agreement, that entitle the Agent and the lenders to cause the Company’s indebtedness under the amended Orion Credit Agreement to become immediately due and payable.

In exchange for the Secondary Facility Loan commitment, the Company will pay to the lenders an option premium of $1 million on the earlier of September 14, 2020 and the date of full repayment of all amounts drawn on the Secondary Facility Loans. Such option premium is fully earned on the Commencement Date and non-refundable and non-creditable thereafter, and is due and payable whether or not any draw is ever made under the Secondary Facility Loan commitment. Additionally, for each draw made on the Secondary Facility Loans, the Company must pay to the lenders an initial draw discount of 5% of the amount drawn. In the event that full repayment of all amounts drawn under the Secondary Facility Loans has not occurred within 6 months of the date of initial draw, the Company must pay to the lenders an additional draw discount in the amount of 10% of any amount outstanding under the Secondary Facility Loans as of such date. In the event that full repayment has not occurred within 9 months of the date of initial draw under the Secondary Facility Loans, the Company must pay to the lenders an additional draw discount in the amount of 20% of any amount outstanding as of such date. All of such draw discounts will be fully earned on the respective dates and non-refundable and non-creditable thereafter, and will be due on the earlier of the Secondary Facility Repayment Date and the date of full repayment of all amounts drawn under the Secondary Facility Loans.

In connection with the lenders making the commitment to make Secondary Facility Loans, the Company is providing additional collateral to the lenders by a pledge of all of the Company’s intellectual property assets. All liens on the Company’s intellectual property will be released upon full repayment of all amounts drawn on the Secondary Facility Loans or upon termination of the Secondary Facility Loan commitment if no amounts are drawn.

Under the amended Orion Credit Agreement, cash interest of 9.9% per annum will be paid quarterly on all outstanding amounts under the Secondary Facility Loans. In addition to the cash interest, payment-in-kind interest of 2.05% per annum will accrue which will be added to the outstanding principal balance under the existing Orion Facility, but will be paid quarterly in cash to the extent of available cash after payment of the Company’s operating expenses and the funding of certain reserves for payment of outstanding indebtedness to the State of Connecticut and Connecticut Green Bank. Any drawn amounts on the Secondary Facility Loans may be prepaid at any time without penalty.

The Company is required to prepay any draws on the Secondary Facility Loans in the event that the Company (i) issues or incurs any indebtedness (other than Permitted Indebtedness as defined in the Orion Credit Agreement) (“Debt”) or (ii) issues or sells any capital stock or any option, warrant or other instrument, security or right that is convertible into or exercisable or exchangeable for capital stock (“Equity”), by applying 100% of the net proceeds of any such Debt issuance and 50% of the net proceeds of any such Equity issuance to pay down the outstanding amounts under the Secondary Facility Loans.

The foregoing summary of the terms of the Fifth Orion Amendment and the amended Orion Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Orion Amendment (and the amended Orion Credit Agreement, which is attached as Annex B to the Fifth Orion Amendment), a copy of which is attached as Exhibit 10.13 to this Form 10-Q and incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, July 12, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 1999).
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

3.12

Certificate of Amendment of the Certificate of Incorporation of FuelCell Energy, Inc., dated May 11, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020).

3.13	Amended and Restated By-Laws of the Company, dated December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 2016).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1999).
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

4.14

Schedule A setting forth the amended rights, privileges, restrictions and conditions of the Class A Cumulative Preferred Stock of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, filed on January 22, 2020).

4.15	Articles of FCE FuelCell Energy Ltd., effective as of January 20, 2020, including in Article 27.2 the Special Rights and Restrictions of the Class A Preferred Shares of FCE FuelCell Energy Ltd.
10.1

Purchase and Sale Agreement, dated February 11, 2020, by and between Central CA Fuel Cell 2, LLC and Crestmark Equipment Finance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2020).

Exhibit No.	Description
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

10.9

Paycheck Protection Program Promissory Note, entered into on April 20, 2020 and dated April 16, 2020, between Liberty Bank and FuelCell Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020).

10.10

First Amendment, dated as of April 23, 2020, to the Employment Agreement, effective as of August 26, 2019, between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2020).

10.11

Fourth Amendment to Credit Agreement, dated as of April 30, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020).

10.12

FuelCell Energy, Inc. 2018 Omnibus Incentive Plan, as amended and restated, effective as of May 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020).

10.13

Fifth Amendment to Credit Agreement, dated as of June 8, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

June 12, 2020	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)