Form 10-Q
period 2020-07-31
FUELCELL ENERGY INC
filed 2020-09-10
CIK 886128

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of September 3, 2020:  239,374,041

FUELCELL ENERGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$66,284	$9,434
Restricted cash and cash equivalents - short-term	6,087	3,473
Accounts receivable, net	7,364	3,292
Unbilled receivables	7,917	7,684
Inventories	51,502	54,515
Other current assets	7,640	5,921
Total current assets	146,794	84,319
Restricted cash and cash equivalents - long-term	34,909	26,871
Inventories - long-term	9,018	2,179
Project assets	160,921	144,115
Property, plant and equipment	37,301	41,134
Operating lease right-of-use assets, net	10,316	-
Goodwill	4,075	4,075
Intangible assets	20,291	21,264
Other assets	13,144	9,489
Total assets	$436,769	$333,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$17,692	$21,916
Current portion of operating lease liabilities	888	-
Accounts payable	10,407	16,943
Accrued liabilities	14,622	11,452
Deferred revenue	10,100	11,471
Preferred stock obligation of subsidiary	932	950
Total current liabilities	54,641	62,732
Long-term deferred revenue	31,026	28,705
Long-term preferred stock obligation of subsidiary	17,565	16,275
Long-term operating lease liabilities	9,988	-
Long-term debt and other liabilities	167,367	90,140
Total liabilities	280,587	197,852
Redeemable Series B preferred stock (liquidation preference of $64,020 as of July 31, 2020 and October 31, 2019)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 337,500,000 and 225,000,000 shares authorized as of July 31, 2020 and October 31, 2019, respectively; 236,172,797 and 193,608,684 shares issued and outstanding as of July 31, 2020 and October 31, 2019, respectively	24	19
Additional paid-in capital	1,242,518	1,151,454
Accumulated deficit	(1,145,340)	(1,075,089)
Accumulated other comprehensive loss	(877)	(647)
Treasury stock, Common, at cost (44,322 and 42,496 shares as of July 31, 2020 and October 31, 2019, respectively)	(403)	(466)
Deferred compensation	403	466
Total stockholders’ equity	96,325	75,737
Total liabilities and stockholders' equity	$436,769	$333,446

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2020	2019
Revenues:
Product	$—	$—
Service and license	7,113	11,496
Generation	4,722	5,448
Advanced Technologies	6,893	5,768
Total revenues	18,728	22,712
Costs of revenues:
Product	2,658	4,547
Service and license	8,833	1,102
Generation	6,327	5,726
Advanced Technologies	4,038	3,372
Total costs of revenues	21,856	14,747
Gross (loss) profit	(3,128)	7,965
Operating expenses:
Administrative and selling expenses	6,607	7,058
Research and development expenses	1,027	1,977
Total costs and expenses	7,634	9,035
Loss from operations	(10,762)	(1,070)
Interest expense	(4,165)	(3,536)
Change in fair value of common stock warrant liability	(1,694)	—
Gain on extinguishment of financing obligation	1,801	—
Other expense, net	(501)	(685)
Loss before provision for income taxes	(15,321)	(5,291)
Provision for income taxes	(10)	(20)
Net loss	(15,331)	(5,311)
Series B preferred stock dividends	(800)	(810)
Series C preferred stock deemed contributions	—	884
Series D preferred stock deemed dividends	—	(3,091)
Net loss attributable to common stockholders	$(16,131)	$(8,328)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.07)	$(0.18)
Basic and diluted weighted average shares outstanding	217,966,402	45,069,911

	Three Months Ended July 31,
	2020	2019
Net loss	$(15,331)	$(5,311)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(139)	105
Total comprehensive loss	$(15,470)	$(5,206)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2020	2019
Revenues:
Product	$—	$—
Service and license	19,697	25,866
Generation	14,795	8,560
Advanced Technologies	19,380	15,285
Total revenues	53,872	49,711
Costs of revenues:
Product	7,512	14,362
Service and license	16,418	15,166
Generation	17,576	9,047
Advanced Technologies	12,046	9,016
Total costs of revenues	53,552	47,591
Gross profit	320	2,120
Operating expenses:
Administrative and selling expenses	19,041	23,622
Research and development expenses	3,323	12,435
Total costs and expenses	22,364	36,057
Loss from operations	(22,044)	(33,937)
Interest expense	(11,026)	(7,807)
Change in fair value of common stock warrant liability	(39,311)	—
Gain on extinguishment of financing obligation	1,801	—
Other income (expense), net	370	(556)
Loss before provision for income taxes	(70,210)	(42,300)
Provision benefit for income taxes	(41)	(89)
Net loss	(70,251)	(42,389)
Series A warrant exchange	—	(3,169)
Series B preferred stock dividends	(2,531)	(2,410)
Series C preferred stock deemed dividends and redemption value adjustment, net	—	(6,522)
Series D preferred stock deemed dividends and redemption accretion	—	(9,752)
Net loss attributable to common stockholders	$(72,782)	$(64,242)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.35)	$(2.97)
Basic and diluted weighted average shares outstanding	210,389,907	21,608,427

	Nine Months Ended July 31,
	2020	2019
Net loss	$(70,251)	$(42,389)
Other comprehensive loss:
Foreign currency translation adjustments	(230)	(28)
Total comprehensive loss	$(70,481)	$(42,417)

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2019	193,608,684	$19	$1,151,454	$(1,075,089)	$(647)	$(466)	$466	$75,737
Share based compensation	—	—	488	—	—	—	—	488
Orion warrant exercises	9,396,320	1	25,993	—	—	—	—	25,994
Sale of common stock, net of fees	7,938,228	1	3,501	—	—	—	—	3,502
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	2,585	—	(6)	—	—	—	—	(6)
Preferred dividends — Series B	—	—	(931)	—	—	—	—	(931)
Adjustment for deferred compensation	20,012	—	—	—	—	29	(29)	—
Effect of foreign currency translation	—	—	—	—	(49)	—	—	(49)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(40,151)	—	—	—	(40,151)
Balance, January 31, 2020	210,965,829	$21	$1,180,499	$(1,115,240)	$(696)	$(437)	$437	$64,584
Share based compensation	—	—	375	—	—	—	—	375
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	86,572	—	(32)	—	—	—	—	(32)
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(42)	—	—	(42)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(14,769)	—	—	—	(14,769)
Balance, April 30, 2020	211,052,401	$21	$1,180,042	$(1,130,009)	$(738)	$(437)	$437	$49,316
Sale of common stock, net of fees	25,144,704	3	62,328	—	—	—	—	62,331
Common stock issued, non-employee compensation	(8,272)	—	112	—	—	—	—	112
Reclassification of value of share based compensation upon approval of authorized shares for grant	—	—	434	—	—	—	—	434
Share based compensation	—	—	398	—	—	—	—	398
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	2,150	—	4	—	—	—	—	4
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(139)	—	—	(139)
Adjustment for deferred compensation	(18,186)	—	—	—	—	34	(34)	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(15,331)	—	—	—	(15,331)
Balance, July 31, 2020	236,172,797	$24	$1,242,518	$(1,145,340)	$(877)	$(403)	$403	$96,325

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2018	7,972,686	$1	$1,073,463	$(990,867)	$(403)	$(363)	$363	$82,194
Share based compensation	—	—	987	—	—	—	—	987
Fee adjustment for common stock issuance	—	—	90	—	—	—	—	90
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	1,946	—	27	—	—	—	—	27
Series C convertible preferred stock conversions	127,829	—	1,974	—	—	—	—	1,974
Series C convertible preferred stock adjustment for beneficial conversion feature	—	—	6,586	—	—	—	—	6,586
Series C convertible stock redemption value adjustments	—	—	(8,550)	—	—	—	—	(8,550)
Series D convertible preferred stock conversions	932,144	—	4,334	—	—	—	—	4,334
Series D convertible preferred stock redemption accretion	—	—	(3,793)	—	—	—	—	(3,793)
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Impact of the adoption of Topic 606	—	—	—	(6,654)	—	—	—	(6,654)
Effect of foreign currency translation	—	—	—	—	7	—	—	7
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(17,548)	—	—	—	(17,548)
Balance, January 31, 2019	9,034,605	$1	$1,074,318	$(1,015,069)	$(396)	$(363)	$363	$58,854
Common stock issued, non-employee compensation	29,454	—	102	—	—	—	—	102
Share based compensation	—	—	955	—	—	—	—	955
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	52,784	—	(219)	—	—	—	—	(219)
Series A warrant exchange	500,000	—	—	—	—	—	—	—
Series C convertible preferred stock conversions	2,127,528	—	10,355	—	—	—	—	10,355
Series C convertible preferred stock modification	—	—	(6,047)	—	—	—	—	(6,047)
Series D convertible preferred stock conversions	1,994,413	—	6,305	—	—	—	—	6,305
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(140)	—	—	(140)
Adjustment for deferred compensation	(29,454)	—	—	—	—	(103)	103	—
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(19,530)	—	—	—	(19,530)
Balance, April 30, 2019	13,709,330	$1	$1,084,969	$(1,034,599)	$(536)	$(466)	$466	$49,835
Sale of common stock, net of fees	43,997,807	3	16,196	—	—	—	—	16,199
Share based compensation	—	—	383	—	—	—	—	383
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	437	—	(9)	—	—	—	—	(9)
Series C convertible preferred stock conversions	1,658,861	2	3,160	—	—	—	—	3,162
Series D convertible preferred stock conversions	59,021,202	6	20,513	—	—	—	—	20,519
Preferred dividends — Series B	—	—	—	—	—	—	—	-
Effect of foreign currency translation	—	—	—	—	105	—	—	105
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(5,311)	—	—	—	(5,311)
Balance, July 31, 2019	118,387,637	$12	$1,125,212	$(1,039,910)	$(431)	$(466)	$466	$84,883

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(70,251)	$(42,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,261	2,325
Loss from change in fair value of embedded derivatives	—	54
Depreciation and amortization	13,828	8,319
Change in fair value of common stock warrant liability	39,311	—
Gain on extinguishment of financing obligation	(1,801)	—
Gain on Series 1 preferred stock extinguishment	(475)	—
Non-cash interest expense on preferred stock and debt obligations	5,385	4,664
Operating lease expense	478	—
Operating lease payments	(737)	—
Unrealized foreign exchange gains	(312)	(23)
Impairment of property, plant and equipment	—	2,840
Unrealized loss on derivative contract	463	432
Other non-cash transactions, net	1,083	876
(Increase) decrease in operating assets:
Accounts receivable	(4,072)	4,309
Unbilled receivables	(2,727)	(5,603)
Inventories	(2,674)	(8,434)
Other assets	(1,697)	1,734
Increase (decrease) in operating liabilities:
Accounts payable	(7,051)	9,350
Accrued liabilities	4,461	(464)
Deferred revenue	950	3,703
Net cash used in operating activities	(24,577)	(18,307)
Cash flows from investing activities:
Capital expenditures	(160)	(1,922)
Project asset expenditures	(23,493)	(21,877)
Project asset acquisition	(611)	(35,474)
Net cash used in investing activities	(24,264)	(59,273)
Cash flows from financing activities:
Repayment of debt	(27,791)	(23,030)
Proceeds from debt, net of debt discount	87,757	55,096
Payment of deferred financing costs	(2,697)	(2,505)
Payment of preferred dividends and return of capital	(5,438)	(1,840)
Common stock issued for stock plans and related expenses	5	23
Proceeds from sale of common stock and warrant exercises, net	64,737	15,424
Net cash provided by financing activities	116,573	43,168
Effects on cash from changes in foreign currency rates	(230)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	67,502	(34,440)
Cash, cash equivalents and restricted cash-beginning of period	39,778	80,239
Cash, cash equivalents and restricted cash-end of period	$107,280	$45,799
Supplemental cash flow disclosures:
Cash interest paid	$6,194	$2,688
Noncash financing and investing activity:
Series C preferred share conversions	—	15,491
Series C preferred share modification	—	6,047
Series D preferred share conversions	—	31,158
Addition of operating lease liabilities	899	—
Addition of operating lease right-of-use assets	899	—
Net noncash reclassifications from project assets to inventory	1,152	—
Cashless warrant exercises	25,994	—
Accrued sale of common stock, cash received in a subsequent period	1,096	775
Accrued purchase of fixed assets, cash to be paid in subsequent period	—	281
Accrued purchase of project assets, cash to be paid in subsequent period	1,364	2,719

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1.  Nature of Business and Basis of Presentation

FuelCell Energy, Inc., together with its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”), is a leading integrated fuel cell company. Founded in 1969, FuelCell Energy is a manufacturer of fuel cell clean power platforms delivering power and thermal energy and capable of delivering hydrogen, long-duration hydrogen energy storage, and carbon capture applications. FuelCell Energy is focused on growing its global presence in delivering environmentally-responsible distributed baseload power solutions through its proprietary, molten-carbonate fuel cell technology. We develop turn-key distributed power generation solutions and operate and provide comprehensive service for the life of the power platform. We are working to expand the proprietary technologies that we have developed over the past five decades into new product platforms, applications, markets and geographies. Our mission and purpose is to utilize our proprietary, state-of-the-art fuel cell platforms to enable a world empowered by clean energy and contribute to climate change mitigation. FuelCell Energy’s platforms are capable of reducing the global environmental footprint of baseload power generation by providing environmentally responsible solutions for reliable electrical power, distributed hydrogen, electrolysis, long-duration hydrogen-based energy storage, carbon capture, microgrid applications, hot water, steam, and chilling.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and nine months ended July 31, 2020 and 2019 have been included. All intercompany accounts and transactions have been eliminated.

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

Liquidity

The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, including approved amounts that have been financed, as financing does not cover budget overages or the total cost of the projects, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain approval of and receive funding for project construction under its Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and meet conditions for release of funds, or obtain other financing, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, services agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technology contracts, including achieving a $5 million technological performance milestone under its Joint Development Agreement with ExxonMobil Research and Engineering Company (“EMRE”) during calendar year 2020, (vii) implement the cost reductions necessary to achieve profitable operations and (viii) access the capital markets to raise funds through the sale of equity securities, convertible notes, other equity-linked instruments and/or other debt instruments. Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. We may seek to obtain such financing in both the debt and equity markets. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

There are indicators that substantial doubt about the Company’s ability to continue as a going concern exists, including, but not limited to, historical losses and negative cash flows, increasing costs of debt financing, restrictive debt covenants and restrictions imposed by the Company’s current lenders, limited availability of assets to support borrowing that have not already been pledged to existing lenders, and the need for additional financing to carry out the Company’s business plans. When indicators of substantial doubt exist, GAAP requires management to make an assessment of whether substantial doubt is alleviated by management’s plans. Even though equity and debt financings and other sources of funds may be available in the

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

future, when assessing whether substantial doubt is alleviated, management is not able to place reliance on uncommitted sources of financing.   As of the date of these financial statements, management assessed the Company’s ability to continue as a going concern through analysis of existing cash on hand, expected receipts under existing agreements, and release of short-term restricted cash less expected disbursements over the next twelve months and expects that the Company will meet its obligations for at least one year from the date of issuance of these financial statements (assuming that there are no extraordinary or unanticipated impacts to its business as a result of COVID-19 or otherwise). Execution of the Company’s business plan will require additional financing or other measures to generate cash inflows and reduce cash outflows as early as the expected filing of the Form 10-K for the fiscal year ending October 31, 2020 in order to alleviate substantial doubt in future periods.

The key agreements which have impacted and may in the future impact the Company’s liquidity position include:

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

On June 8, 2020, the Company and certain of its affiliates as guarantors entered into a fifth amendment to the Orion Credit Agreement with the Agent and the lenders (the “Fifth Orion Amendment”). Pursuant to the terms of the Fifth Orion Amendment and the amended Orion Credit Agreement, the lenders have committed to make available certain delayed-draw loans to the Company in an aggregate principal amount of up to $35 million (the “Secondary Facility Loans”) between the execution date and September 14, 2020. Such Secondary Facility Loans may be used for general corporate purposes of the Company or the guarantors in accordance with either (i) the then effective operating budget of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. Any draws under the Secondary Facility Loans must be repaid by September 1, 2021. As of September 10, 2020, the Company has not made any draws under the Secondary Facility Loans.

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

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the requirements of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”), at least 60% of the proceeds used by the Company were used to pay eligible payroll costs. Under the requirements of the CARES Act, as amended by the PPP Flexibility Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the 24-week period following disbursement or restored by December 31, 2020. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the lenders under the Orion Facility to enter into the PPP Note, the Agent and the lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. While the Company may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act, as amended by the PPP Flexibility Act, and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven.

•	Open Market Sale Agreement.

On June 16, 2020, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”), with respect to an at the market offering program under which the Company may offer and sell up to $75 million of shares of the Company’s common stock from time to time. From the date of the Open Market Sale Agreement through August 6, 2020, 28.3 million shares were sold under the Open Market Sale Agreement at an average sales price per share of $2.55, resulting in gross proceeds of $72.3 million, before deducting expenses and sales commissions. Commissions of $2.2 million were paid to Jefferies in connection with these sales, resulting in net proceeds to the Company of approximately $70.1 million. As the Company has sold $72.3 million of common stock under the Open Market Sale Agreement as of September 10, 2020, it may sell up to approximately $2.7 million of shares in the future under the Open Market Sale Agreement.

The Company’s cash, cash equivalents and restricted cash consist of (a) restricted cash and cash equivalents, which consist of amounts pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts and reserved to pay down the Orion Facility which can be accessed or redeployed into other project financing at the option of and only with the approval of the lenders and the Agent under the Orion Facility or other lenders or third parties; (b) project cash and cash equivalents, which consist of amounts borrowed under the Orion Facility which can be used only by our consolidated wholly-owned project subsidiaries in the normal course of operations for project construction, purchase of equipment (including inventory from FuelCell Energy, Inc.) and working capital for projects approved under the Orion Facility in accordance with each project’s construction budget and schedule and which are classified as unrestricted cash on the Company’s consolidated balance sheets; and (c) unrestricted cash and cash equivalents, which can be used by the Company for general corporate purposes, including working capital at the corporate level. Unrestricted cash and cash equivalents, as presented on the Company’s consolidated balance sheets, consist of the amounts described in (b) and (c) above. As of July 31, 2020, unrestricted cash and cash equivalents totaled $66.3 million compared to $9.4 million as of October 31, 2019. Of this amount, project cash and cash equivalents funded under the Orion Facility totaled $16.2 million as of July 31, 2020 compared to $0 as of October 31, 2019. Excluding project cash and cash equivalents, unrestricted cash and cash equivalents totaled $50.1 million as of July 31, 2020 compared to $9.4 million as of October 31, 2019.

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

Note 3.  Revenue Recognition

Contract Balances

Contract assets as of July 31, 2020 and October 31, 2019 were $14.0 million and $11.3 million, respectively. The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying consolidated balance sheets. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

Contract liabilities as of July 31, 2020 and October 31, 2019 were $41.1 million and $40.2 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time (refer to Note 17. “Commitments and Contingencies” for details on future revenue recognition upon the termination of a license agreement). These amounts are included within Deferred revenue and Long-term deferred revenue on the accompanying consolidated balance sheets. The net change in contract liabilities represents customer billings offset by revenue recognized.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of July 31, 2020, the Company’s total remaining performance obligations for service agreements, license agreements and Advanced Technologies contracts were $185.5 million in the aggregate. License revenue recognized over time will be recognized over the remaining term of the applicable license agreement. License revenue recognized at a point in time will be recognized when the first specified upgrade that has been developed is delivered and when the second specified upgrade is developed and delivered (refer to Note 17. “Commitments and Contingencies” for details on future revenue recognition upon the termination of a license agreement). Service revenue in periods in which there are no module replacements is expected to be relatively consistent from period to period, whereas module replacements will result in an increase in revenue when replacements occur. Advanced technologies revenue will be recognized as costs are incurred.

The Company has elected practical expedients in the accounting guidance that allow for revenue to be recorded in the amount that the Company has a right to invoice, if that amount corresponds directly with the value to the customer of the Company's performance to date, and not to disclose related unsatisfied performance obligations. Generation sales, to the extent the related power purchase agreements are within the scope of ASC 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), fall into this category, as these sales are recognized as revenue in the period the Company provides the electricity and completes the performance obligation, which is the same as the monthly amount billed to customers. Revenue recognition for the Joint Development Agreement with EMRE also falls into this category where revenue is recorded consistent with the amounts invoiced for research performed.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 4.  Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of July 31, 2020 and October 31, 2019 consisted of the following:

	July 31,	October 31,
	2020	2019
Commercial Customers:
Amount billed	$5,288	$2,227
Unbilled receivables (1)	6,481	6,139
	11,769	8,366
Advanced Technologies (including U.S. government(2)):
Amount billed	2,076	1,065
Unbilled receivables	1,436	1,545
	3,512	2,610
Accounts receivable, net and unbilled receivables	$15,281	$10,976

(1)	Additional long-term unbilled receivables of $6.1 million and $3.6 million are included within “Other Assets” as of July 31, 2020 and October 31, 2019, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of July 31, 2020 and October 31, 2019 were $1.3 million and $1.2 million, respectively.

Accounts receivable are presented net of an allowance for doubtful accounts. There was no allowance for doubtful accounts as of July 31, 2020 and October 31, 2019. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 5.  Inventories

Inventories (short and long-term) as of July 31, 2020 and October 31, 2019 consisted of the following:

	July 31,	October 31,
	2020	2019
Raw materials	$23,845	$25,466
Work-in-process (1)	36,675	31,228
Inventories	60,520	56,694
Inventories - short-term	(51,502)	(54,515)
Inventories - long-term (2)	$9,018	$2,179
(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of July 31, 2020 and October 31, 2019 was $19.6 million and $23.5 million, respectively, of completed standard components and modules.

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

The Company incurred costs associated with excess plant capacity and manufacturing variances of $2.6 million and $4.4 million for the three months ended July 31, 2020 and 2019, respectively, and $7.0 million and $11.0 million for the nine months ended July 31, 2020 and 2019, respectively, which were included within product cost of revenues on the consolidated statements of operations and comprehensive loss.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 6.  Project Assets

Project assets as of July 31, 2020 and October 31, 2019 were $160.9 million and $144.1 million, respectively. Project assets as of July 31, 2020 and October 31, 2019 included eight and seven, respectively, completed, commissioned installations generating power with respect to which the Company has PPAs with an aggregate carrying value of $74.8 million and $59.2 million as of July 31, 2020 and October 31, 2019, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance, a division of MetaBank (“Crestmark”), which are accounted for under the financing method.

In July 2020, the Company paid off the lease with PNC for the equipment of its subsidiary, UCI Fuel Cell, LLC, at the stipulated value in the lease schedule and applicable taxes, which totaled approximately $4.3 million. The funds used for such payoff included $3.0 million of restricted cash associated with this project and $1.3 million of unrestricted cash. The payment to repurchase the equipment prior to the end of the initial lease term resulted in the ownership of the equipment transferring back to UCI Fuel Cell, LLC (refer to Note 16. “Debt and Financing Obligations” for more information).

Project asset depreciation was approximately $3.1 million and $2.7 million for the three months ended July 31, 2020 and 2019, respectively, and $8.6 million and $4.7 million for the nine months ended July 31, 2020 and 2019, respectively.

The Project assets balance as of July 31, 2020 and October 31, 2019 also includes installations with an aggregate value of $86.1 million and $84.9 million, respectively, which are being developed and constructed by the Company under existing PPAs that have not been placed in service.

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

Note 7.  Goodwill and Intangible Assets

As of July 31, 2020 and October 31, 2019, the Company had goodwill of $4.1 million that was recorded in connection with the 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and intangible assets of $20.3 million and $21.3 million, respectively, that were recorded in connection with the 2012 Versa acquisition and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa intangible asset consists of an indefinite-lived in-process research and development intangible asset (“IPR&D”) for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. The Company recorded a $12.3 million intangible asset during fiscal year 2019 in connection with the Bridgeport Fuel Cell Project acquisition in May 2019 related to an acquired PPA that had favorable terms. The balance for the PPA intangible asset was $10.7 million and $11.7 million as of July 31, 2020 and October 31, 2019, respectively. Amortization expense for the Bridgeport Fuel Cell Project related intangible asset for the three and nine months ended July 31, 2020 was $0.3 million and $1.0 million, respectively, and for the three and nine months ended July 31, 2019 was $0.3 million.

The Company completed its annual impairment analysis of goodwill and IPR&D as of July 31, 2020.  A qualitative analysis was completed for fiscal year 2020 and the Company determined that there was no impairment of goodwill or the IPR&D.

Note 8.  Other Current Assets

Other current assets as of July 31, 2020 and October 31, 2019 consisted of the following:

	July 31,	October 31,
	2020	2019
Advance payments to vendors (1)	$1,783	$1,899
Prepaid expenses and other (2)	5,857	4,022
Other current assets	$7,640	$5,921

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid expenses including insurance, rent and lease payments.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 9.  Other Assets

Other assets as of July 31, 2020 and October 31, 2019 consisted of the following:

	July 31,	October 31,
	2020	2019
Long-term stack residual value (1)	$1,250	$987
Long-term unbilled receivables (2)	6,082	3,588
Other (3)	5,812	4,914
Other assets	$13,144	$9,489

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
(3)

The Company entered into an agreement with one of its customers on June 29, 2016 that includes a fee for the purchase of the power plants at the end of the term of the agreement. The fee is payable in installments over the term of the agreement and the total paid as of July 31, 2020 and October 31, 2019 was $2.4 million and $2.3 million, respectively. Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of July 31, 2020.

Note 10.  Accrued Liabilities

Accrued liabilities as of July 31, 2020 and October 31, 2019 consisted of the following:

	July 31,	October 31,
	2020	2019
Accrued payroll and employee benefits	$2,751	$2,282
Accrued product warranty cost (1)	104	144
Accrued service agreement costs (2)	6,353	4,047
Accrued legal, taxes, professional and other	5,414	4,979
Accrued liabilities	$14,622	$11,452

(1)

Activity in the accrued product warranty cost represents reduction related to actual warranty activity as contracts progress through the warranty period or are beyond the warranty period. Accrued product warranty cost for the three months ended July 31, 2020 and 2019 was $0.01 million and $0.04 million, respectively, and for the nine months ended July 31, 2020 and 2019 was $0.04 million and $0.08 million, respectively.

(2)

Accrued service agreement costs represent loss accruals on service contracts of $3.3 million as of October 31, 2019, which increased to $5.6 million as of July 31, 2020. The increase is the result of a change in the timing of future module replacements. The accruals for performance guarantees decreased from $0.8 million as of October 31, 2019 to $0.7 million as of July 31, 2020.

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

The Company enters into operating and finance lease agreements for the use of real estate, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s consolidated balance sheet. Finance leases are not considered significant to the Company’s consolidated balance sheet or consolidated statement of operations. Finance lease ROU assets at July 31, 2020 of $0.1 million are included in Property, plant and equipment, net in the Company’s consolidated balance sheet. Finance lease liabilities at July 31, 2020 of $0.1 million are included in Current portion of long-term debt and Long-term debt and other liabilities in the Company’s consolidated balance sheet.

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

Operating lease expense for the three and nine months ended July 31, 2020 was $0.2 million and $0.5 million, respectively. As of July 31, 2020, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 6.2%. Lease payments made during the three and nine months ended July 31, 2020 were $0.2 million and $0.7 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,330	$41
Due Year 2	1,395	26
Due Year 3	1,229	8
Due Year 4	752	—
Due Year 5	716	—
Thereafter	14,809	—
Total undiscounted lease payments	20,231	75
Less imputed interest	(9,355)	(19)
Total discounted lease payments	$10,876	$56

Rent expense for the three and nine months ended July 31, 2019 was $0.2 million and $0.7 million, respectively.

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

•

The balance of the net proceeds, totaling $2.8 million, were used to fund the quarterly cash interest payment due to the lenders under the Orion Facility and the dividend payments on the Company’s Series B Preferred Stock (as defined below) and the dividend and return of capital payment on the Series 1 Preferred Shares (as defined below) of FCE Ltd. (as defined below) required to be paid in the second quarter of fiscal year 2020.

The Lease has an initial term of ten years but may be extended at the option of CCFC2. As noted above, an initial rental down payment and one month’s rent totaling $2.9 million was paid using the proceeds from the sale of the Plant. Lease payments are due on a monthly basis in the amount of $0.1 million. Lease payments are expected to be funded with proceeds from the sale of power under the Tulare PPA. As a result of the sale-leaseback transaction, the remaining lease payments due over the term of the Lease were approximately $9.3 million immediately following the transaction and $8.8 million as of July 31, 2020.

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

Pursuant to the Lease, CCFC2 has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. Investment Tax Credit anticipated to be realized by Crestmark in connection with the foregoing sale-leaseback transaction. Such obligations would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the U.S. Internal Revenue Service (“IRS”). The Company does not believe that any such obligation is likely based on the facts known as of July 31, 2020. The maximum potential future payments that CCFC2 could have to make under these obligations would depend on the difference between the fair values of the fuel cell project sold or financed and the values the IRS would determine as the fair value for the system for purposes of claiming the Investment Tax Credit. The value of the Investment Tax Credit in the sale-leaseback agreements is based on guidelines provided by regulations from the IRS. The Company and Crestmark used fair values determined with the assistance of an independent third-party appraisal.

The Purchase Agreement and the Lease contain representations and warranties, affirmative and negative covenants, and events of default that entitle Crestmark to cause CCFC2’s indebtedness under the Lease to become immediately due and payable. The Lease includes an end of term option for CCFC2 to repurchase the transferred assets at the then fair market value of the assets. The repurchase clause precluded sale accounting since there are no alternative assets substantially the same as the transferred assets readily available in the marketplace. As such, the transaction is a failed sale-leaseback transaction that is accounted for as a financing transaction.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Pursuant to a Guaranty Agreement executed on February 11, 2020 by the Company for the benefit of Crestmark (the “Guaranty”), the Company has guaranteed the payment and performance of CCFC2’s obligations under the Lease.

Note 12. Stockholders’ Equity and Warrant Liabilities

Increase in Authorized Shares

The Company obtained stockholder approval on May 8, 2020 at the reconvened 2020 Annual Meeting of Stockholders (the “Annual Meeting”) to increase the number of shares of common stock we are authorized to issue under our Certificate of Incorporation, as amended. Our stockholders approved a 112,500,000 increase in the number of authorized shares of common stock. Accordingly, on May 11, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation of the Company with the Delaware Secretary of State increasing the total number of authorized shares of common stock from 225,000,000 shares to 337,500,000 shares.

At Market Issuance Sales Agreement

On October 4, 2019, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which the Company was entitled, from time to time, to offer and sell up to 38.0 million shares of its common stock through B. Riley FBR. However, to ensure that the Company had sufficient shares available for reservation and issuance upon exercise of all of the warrants to be issued to the lenders under the Orion Facility (as discussed in further detail below), the Company, effective as of October 31, 2019, reduced the number of shares reserved for future issuance and sale under the Sales Agreement from 27.9 million shares to 7.9 million shares (thus allowing for total aggregate issuances (past and future) of up to 18.0 million shares under the Sales Agreement) and reserved 20.0 million shares for issuance upon exercise of the warrants by the Orion lenders. Under the Sales Agreement, B. Riley FBR was entitled to a commission in an amount equal to 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

There were no sales under the Sales Agreement during the three months ended July 31, 2020. During the nine months ended July 31, 2020, the Company issued and sold a total of approximately 7.9 million shares of its common stock under the Sales Agreement at prevailing market prices, with an average sale price of $0.46 per share, and raised aggregate gross proceeds of approximately $3.6 million, before deducting expenses and commissions. Commissions of $0.1 million were paid to B. Riley FBR in connection with these sales, resulting in net proceeds to the Company of approximately $3.5 million.

On June 5, 2020, the Company provided written notice to B. Riley FBR of the Company’s determination to terminate the Sales Agreement, effective as of 5 p.m. Eastern Time on June 12, 2020. As a result of the termination of the Sales Agreement, there have been and will be no further sales of the Company’s common stock thereunder.

Open Market Sale Agreement

On June 16, 2020, the Company entered into an Open Market Sale Agreement with Jefferies, with respect to an at the market offering program under which the Company may offer and sell up to $75 million of shares of the Company’s common stock from time to time. The shares sold under the Open Market Sale Agreement were sold pursuant to the Company’s shelf registration statement on Form S-3, previously filed with the SEC on August 10, 2018. A prospectus supplement related to the Company’s at the market offering program with Jefferies was filed with the SEC on June 16, 2020. Under the Open Market Sale Agreement, the Company must pay (and has paid) Jefferies a commission equal to 3.0% of the aggregate gross proceeds it receives from each sale of shares under the Open Market Sale Agreement. From the date of the Open Market Sale Agreement through July 31, 2020, 25.1 million shares were sold under the Open Market Sale Agreement at an average sales price of $2.56 per share, resulting in gross proceeds of $64.3 million, before deducting expenses and sales commissions. Commissions of $1.9 million were paid to Jefferies in connection with these sales, resulting in net proceeds to the Company of approximately $62.3 million, of which $1.1 million was received subsequent to July 31, 2020. Refer to Note. 18. “Subsequent Events” for information on common stock sales made subsequent to July 31, 2020.

Amendment and Restatement of the Company’s 2018 Omnibus Incentive Plan

At the Annual Meeting, the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. 2018 Omnibus Incentive Plan (as so amended and restated, the “Plan”), which authorizes the Company to issue up to 4,000,000 additional shares of the Company’s common stock pursuant to awards granted under the Plan and provides for an increase in the annual limit on the grant-date fair value of awards to any non-employee director of the Company from $200,000 to $250,000.

Following the approval of the Plan by the Company’s stockholders at the Annual Meeting, the Plan provides the Company with the authority to issue a total of 4,333,333 shares of the Company’s common stock, 1,000,000 shares of which have been reserved for settlement of restricted stock units granted pursuant to an employment agreement, effective as of August 26, 2019, between the Company and Jason Few, our President and Chief Executive Officer (the “Sign-On Award”). The Sign-On Award was contingent upon obtaining stockholder approval of a sufficient number of additional shares under the Plan. The Company previously recorded the grants as a liability and, after obtaining such stockholder approval, has adjusted accordingly by reclassifying the liability to additional paid in capital.  The grants will be recorded as a part of stock-based compensation going forward.  The Plan authorizes grants of stock options, stock appreciation rights, restricted stock, restricted stock units, shares, performance shares, performance units, incentive awards and dividend equivalent units to officers, other employees, directors, consultants and advisors.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Outstanding Warrants

Orion Warrants

In connection with the closing of the Orion Facility and the Initial Funding, on October 31, 2019, the Company issued warrants to the lenders under the Orion Facility to purchase up to a total of 6,000,000 shares of the Company’s common stock, at an exercise price of $0.31 per share (the “Initial Funding Warrants”). In addition, pursuant to the Orion Facility, on the date of the Second Funding (November 22, 2019), the Company issued warrants to the lenders under the Orion Facility to purchase up to a total of 14,000,000 shares of the Company’s common stock, with an exercise price with respect to 8,000,000 of such shares of $0.242 per share and with an exercise price with respect to 6,000,000 of such shares of $0.62 per share (the “Second Funding Warrants”, and together with the Initial Funding Warrants, the “Orion Warrants”).

The Orion Warrants have an 8-year term from the date of issuance, are exercisable immediately beginning on the date of issuance, and include provisions permitting cashless exercises.

On January 9, 2020, the lenders exercised, on a cashless basis, Orion Warrants (with cash exercise prices of $0.31 per share and $0.62 per share) representing the right to purchase, in the aggregate, 12,000,000 shares of the Company’s common stock. Because these warrants were exercised on a cashless basis pursuant to the formula set forth in the warrants, the lenders received, in the aggregate 9,396,320 shares of the Company’s common stock upon the cashless exercise of Initial Funding Warrants representing the right to purchase 6,000,000 shares of the Company’s common stock and Second Funding Warrants representing the right to purchase 6,000,000 shares of the Company’s common stock. The cashless exercise resulted in 2,603,680 shares no longer being required to be reserved for issuance upon exercise of the Orion Warrants. Following this exercise, warrants to purchase 8,000,000 shares of the Company’s common stock, with an exercise price of $0.242 per share, remain outstanding.

The estimated fair value of the Orion Warrants upon issuance was based on a Black-Scholes model using Level 2 inputs, including volatility of 96%, a risk free rate of 1.63%, the Company’s common stock price as of October 31, 2019 of $0.24 per share and the term of 8 years, which resulted in a total value of $3.9 million. The Orion Warrants will be remeasured to fair value each reporting period.

The Orion Warrants that were converted on January 9, 2020 were remeasured to fair value immediately preceding the conversion based upon volatility of 103.7%, a risk free rate of 1.81% and the Company’s common stock price of $2.29 on January 8, 2020, which resulted in a $23.7 million charge for the three months ended January 31, 2020. The estimated fair value of the converted warrants as of the date of conversion of $26.0 million was reclassified to Additional paid in capital. The Company remeasured the remaining warrants at July 31, 2020 based upon a volatility of 111.97%, a risk free rate of 0.39% and the Company’s common stock price at July 31, 2020 of $2.23 per share, which resulted in a charge of $1.7 million and $15.6 million for the three and nine months ended July 31, 2020, respectively. The estimated fair value of the remaining warrants outstanding was $17.2 million as of July 31, 2020 and is classified as Long-term debt and other liabilities.

Other Warrants

On May 3, 2017, the Company completed an underwritten public offering of (i) 1,000,000 shares of its common stock, (ii) Series C warrants to purchase 1,000,000 shares of its common stock and (iii) Series D warrants to purchase 1,000,000 shares of its common stock. The Series C warrants have an exercise price of $19.20 per share and a term of five years. The Series D warrants were exercised previously and are no longer outstanding. No Series C warrants were exercised during the three and nine months ended July 31, 2020.

The following table summarizes outstanding warrant activity during the nine months ended July 31, 2020:

	Series C Warrants	Orion Warrants
Balance as of October 31, 2019	964,114	6,000,000
Warrants issued	—	14,000,000
Warrants converted	—	(12,000,000)
Balance as of July 31, 2020	964,114	8,000,000

Note 13.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of July 31, 2020, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of July 31, 2020 and October 31, 2019, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million and $0 were paid in cash during the three-month periods ended July 31, 2020 and 2019, respectively, and dividends of $4.0 million and $1.6 million were paid in cash during the nine months ended July 31, 2020 and 2019, respectively. A payment of $2.4

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

million made in the fiscal quarter ended January 31, 2020 represented the dividends payable with respect to the May 15, 2019 and August 15, 2019 dividend dates and the dividends payable with respect to the November 15, 2019 dividend date that were declared on October 30, 2019.

Class A Preferred Shares

As of July 31, 2020, FCE FuelCell Energy, Ltd. (“FCE Ltd.”) had 1,000,000 Class A Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which are held by Enbridge, Inc. (“Enbridge”). Dividends and return of capital payments are due quarterly based on calendar quarters. The Company made payments of Cdn. $0.3 million during the three-month period ended July 31, 2020 and payments of Cdn. $1.8 million and Cdn. $0.3 million during the nine-month periods ended July 31, 2020 and 2019, respectively. The Company’s payments made during the fiscal quarter ended January 31, 2020 included the payments which were not made previously for the calendar quarters ended on March 31, 2019, June 30, 2019 and September 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $1.1 million and Cdn. $0.8 million for the three months ended July 31, 2020 and 2019, respectively, and Cdn $2.9 million and Cdn. $1.5 million for the nine months ended July 31, 2020 and 2019, respectively. As of July 31, 2020 and October 31, 2019, the carrying value of the Series 1 Preferred Shares was Cdn. $24.8 million (U.S. $18.5 million) and Cdn. $22.7 million (U.S. $17.2 million), respectively, and is classified as a preferred stock obligation of a subsidiary on the consolidated balance sheets. Under the terms of the January 2020 Letter Agreement (as defined and described below) relating to the amendment of the terms of the Series 1 Preferred Shares, the Company is still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments are to be made on a quarterly basis and are scheduled to end on December 31, 2021 unless these obligations are satisfied in advance of such date.

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

The Second Amendment to the Orion Credit Agreement (referred to herein as the “Second Orion Amendment”), which was entered into in connection with the January 2020 Letter Agreement, added a new affirmative covenant to the Orion Credit Agreement that obligates the Company to, and to cause FCE Ltd. to, on or prior to November 1, 2021, either (i) pay and satisfy in full all of their respective obligations in respect of, and fully redeem and cancel, all of the Series 1 Preferred Shares of FCE Ltd., or (ii) deposit in a newly created account of FCE Ltd. or the Company cash in an amount sufficient to pay and satisfy in full all of their respective obligations in respect of, and to effect a redemption and cancellation in full of, all of the Series 1 Preferred Shares of FCE Ltd.

After taking into account the amendments to the terms of the Series 1 Preferred Shares described in the January 2020 Letter Agreement, the aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million. The amendment to the Series 1 Preferred Shares resulted in an extinguishment of the prior Series 1 Preferred Shares for accounting purposes. A revised fair value was estimated using a discounted cash flow model resulting in a revised carrying value being recorded for the amended Series 1 Preferred Shares of Cdn. $23.4 million (U.S. $17.7 million) as of January 20, 2020, which resulted in a loss of Cdn. $0.2 million (U.S. $0.2 million) recorded in Other income, net on the consolidated statements of operations and comprehensive loss during the nine months ended July 31, 2020. On an undiscounted basis, the Company’s actual aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares as of July 31, 2020 totaled approximately Cdn. $21.9 million (U.S. $16.4 million) and the balance of the principal redemption price as of July 31, 2020 with respect to all of the Series 1 Preferred Shares totaled approximately Cdn. $4.8 million (U.S. $3.6 million).

Prior to the amendment, the Company bifurcated embedded derivatives related to the conversion feature and a variable dividend feature. As a result of the January 2020 Letter Agreement, both features were removed from the Series 1 Preferred Shares which resulted in the Company recognizing a gain of $0.6 million related to the extinguishment of the embedded derivatives.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 14.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Numerator
Net loss	$(15,331)	$(5,311)	$(70,251)	$(42,389)
Series A warrant exchange	—	—	—	(3,169)
Series B preferred stock dividends	(800)	(810)	(2,531)	(2,410)
Series C preferred stock deemed contributions (dividends) and redemption value adjustment, net	—	884	—	(6,522)
Series D Preferred stock deemed dividends and redemption accretion	—	(3,091)	—	(9,752)
Net loss attributable to common stockholders	$(16,131)	$(8,328)	$(72,782)	$(64,242)
Denominator
Weighted average basic common shares	217,966,402	45,069,911	210,389,907	21,608,427
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	217,966,402	45,069,911	210,389,907	21,608,427
Basic loss per share	$(0.07)	$(0.18)	$(0.35)	$(2.97)
Diluted loss per share (1)	$(0.07)	$(0.18)	$(0.35)	$(2.97)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of July 31, 2020 and 2019, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2020	2019
Orion Warrants	8,000,000	—
May 2017 Offering - Series C Warrants	964,114	964,114
Outstanding options to purchase common stock	23,891	24,927
Unvested Restricted Stock Awards	701	28,549
Unvested Restricted Stock Units (1)	1,197,889	168,553
Series D Preferred Shares to satisfy conversion requirements (2)	—	1,509
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Series 1 Preferred Shares to satisfy conversion requirements	—	1,264
Total potentially dilutive securities	10,224,432	1,226,753

(1)

The increase in Unvested Restricted Stock Units includes 1,000,000 restricted stock units (the maximum number of restricted stock units that may be earned) reserved for issuance pursuant to a sign-on award granted to the Company’s President and Chief Executive Officer (the “CEO”) pursuant to the August 26, 2019 employment agreement between the Company and the CEO. Pursuant to the terms of such sign-on award, 500,000 restricted stock units vest on August 26, 2022 and the remaining 500,000 restricted stock units, if earned, will vest on August 26, 2022 and the number earned, if any, will be based on the weighted average price of the Company’s common stock during the thirty (30) day calendar period ending on the vesting date compared to pre-established price goals. The vesting of all restricted stock units is subject to the individual’s continuous employment with the Company through the vesting date.

(2)

The number of shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock was calculated using the liquidation preference value outstanding on July 31, 2019 of $18.5 million divided by the conversion price of $16.56 per share.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 15.  Restricted Cash

As of July 31, 2020 and October 31, 2019, there was $41.0 million and $30.3 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts, and reserved to pay down the Orion Facility or be redeployed into other project financing at the option of the Agent and lenders under the Orion Facility. The allocation of restricted cash is as follows:

	July 31,	October 31,
	2020	2019
Cash Restricted for Outstanding Letters of Credit (1)	$6,879	$5,733
Cash Restricted for PNC Sale-Leaseback Transactions	15,026	17,934
Cash Restricted for Crestmark Sale-Leaseback Transaction	430	—
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves	6,957	4,946
Orion Facility - Performance Reserve (2)	5,000	—
Orion Facility - Module and Debt Service Reserves (3)	1,525	—
Orion Facility - Project Proceeds Account (4)	4,243	—
Other	936	1,731
Total Restricted Cash	40,996	30,344
Restricted Cash and Cash Equivalents - Short-Term (5)	(6,087)	(3,473)
Restricted Cash and Cash Equivalents - Long-Term	$34,909	$26,871

(1)	Letters of credit outstanding as of July 31, 2020 expire on various dates through August 2028.
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

(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

Note 16.  Debt and Financing Obligations

Debt as of July 31, 2020 and October 31, 2019 consisted of the following:

	July 31,	October 31,
	2020	2019
Orion Energy Partners Credit Facility	$80,000	$14,500
Connecticut Green Bank Loans	10,043	7,555
Liberty Bank Term Loan Agreement (BFC Loan)	10,069	11,632
Fifth Third Bank Term Loan Agreement (BFC Loan)	10,069	11,632
Finance obligation for sale-leaseback transactions	49,329	45,219
State of Connecticut Loan	9,660	10,000
New Britain Renewable Energy Term Loan	—	497
Enhanced Capital Term Loan and Security Agreement	—	1,500
Fifth Third Bank Construction Loan Agreement	—	11,072
Liberty Bank Promissory Note (PPP Note)	6,515	—
Capitalized lease obligations	56	141
Deferred finance costs	(4,160)	(3,180)
Unamortized debt discount	(5,336)	(4,251)
Total debt and financing obligations	$166,245	$106,317
Current portion of long-term debt and financing obligations	(17,692)	(21,916)
Long-term debt and financing obligations	$148,553	$84,401

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

On November 22, 2019, a second draw (the “Second Funding”) of $65.5 million, funded by Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (the “Orion Lenders”), was made to fully repay certain outstanding third party debt of the Company, including the outstanding construction loan from Fifth Third Bank with respect to the Groton Project and the outstanding loan from Webster Bank with respect to the CCSU Project, as well as to fund remaining going forward construction costs and anticipated capital expenditures relating to the Groton Project (a 7.4 megawatt (MW) project), the LIPA Yaphank Solid Waste Management Project (a 7.4 MW project), and the Tulare BioMAT Project (a 2.8 MW project). The Company received $63.9 million in the Second Funding after taking into account a Loan Discount of $1.6 million as described above. Also in conjunction with the Second Funding, the Company issued to the Orion Lenders the Second Funding Warrants to purchase up to a total of 14.0 million shares of the Company’s common stock, with an initial exercise price with respect to 8.0 million of such shares of $0.242 per share and with an initial exercise price with respect to 6.0 million of such shares of $0.620 per share.

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

Under the Orion Credit Agreement, cash interest of 9.9% per annum is paid quarterly. In addition to the cash interest, payment-in-kind interest of 2.05% per annum accrues which will be added to the outstanding principal balance of the Orion Facility but is paid quarterly in cash to the extent of available cash after payment of the Company’s operating expenses and the funding of certain reserves for the payment of outstanding indebtedness to the State of Connecticut and Connecticut Green Bank. The Orion Credit Agreement contains numerous representations, warranties and covenants.

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

Additionally, in order to obtain the Orion Lenders’ consent to the Crestmark sale-leaseback transaction described in Note 11. “Leases” and to the use of certain proceeds from the Crestmark sale-leaseback transaction (the “Crestmark Proceeds”) as described below, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Third Amendment to the Orion Credit Agreement (the “Third Orion Amendment”) dated February 11, 2020, and a Consent and Waiver dated February 11, 2020 (the “Consent and Waiver”). Pursuant to the Third Orion Amendment, TRS Fuel Cell, LLC was added as an Additional Covered Project Company (as defined in the Orion Credit Agreement), requiring the Company to pledge all of the assets of TRS Fuel Cell, LLC under the Orion Credit Agreement. In addition, pursuant to the Orion Credit Agreement (as modified by the Third Orion Amendment), all of the proceeds received by the Company from the Crestmark sale-leaseback transaction described above, after a down payment and an initial rental payment under the Lease to Crestmark, the payment of taxes and transaction costs and funding a debt service reserve totaling approximately $1.0 million, were deposited in the Company’s Project Proceeds Account, which account is restricted, with withdrawals permitted only with consent of the Agent for use to (i) prepay the loans under the Orion Credit Agreement or (ii) fund (x) construction costs, inventory or other capital expenditures for an Additional Covered Project (as defined in the Orion Credit Agreement) whose contracted cash flows (as determined in the Orion Lenders’ sole discretion) meet or exceed a coverage ratio acceptable to the Orion Lenders, and (y) inventory, working capital and other costs required in connection with the performance of purchase orders, service agreements and other binding customer agreements (as determined in the Orion Lenders’ sole discretion); provided, however, that, pursuant to the Third Orion Amendment, certain portions of the funds deposited in the Project Proceeds Account were used as follows: (a) $1.1 million of the Crestmark Proceeds were transferred to the Module Reserve Account (as defined in the Orion Credit Agreement) to fund module replacement costs for Covered Projects (as defined in the Orion Credit Agreement); (b) $0.1 million of the Crestmark Proceeds were transferred to the Debt Reserve Account; (c) $1.7 million of the Crestmark Proceeds were used to fund the quarterly cash interest due to the Orion Lenders under the Orion Credit Agreement; and (d) $1.1 million of the Crestmark Proceeds were used to fund the aggregate amount of the dividends on the Company’s Series B Preferred Stock and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020. As of July 31, 2020, the remaining approximately $6.5 million of the Crestmark Proceeds was long-term restricted cash in the Project Proceeds Account. As noted below, on April 30, 2020, the Company reached agreement with the Orion Lenders to allocate up to a total of $3.5 million of these funds to the San Bernardino project over time. Pursuant to the Consent and Wavier, subject to the terms and conditions described above in the Third Orion Amendment, the Orion Lenders consented to the release of liens on those assets that were the subject of the Crestmark sale-leaseback transaction and to the Company’s entering into the Guaranty.

On April 30, 2020, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Fourth Amendment to the Orion Credit Agreement (the “Fourth Orion Amendment”). Pursuant to the Fourth Orion Amendment, the Agent and the Orion Lenders agreed to permit the release of $3.5 million from the Project Proceeds Account (as defined in the Orion Credit Agreement) subject to the following terms and conditions. Pursuant to the Fourth Orion Amendment, the Company’s 1.4 MW biogas fueled project at the wastewater treatment plant in San Bernardino, California has been added as an Additional Covered Project (as defined in the Orion Credit Agreement), and the Company subsidiary developing such project, San Bernardino Fuel Cell, LLC, has been added as an Additional Covered Project Company (as defined in the Orion Credit Agreement) such that those covenants, terms and conditions in the Orion Credit Agreement that apply to Covered Projects and Covered Project Companies will now be applicable to the foregoing project and project company, including that the “Project Payoff Amount” (i.e., the amount required pursuant to the Orion Credit Agreement to be realized upon a subsequent sale or refinancing of a project) for the San Bernardino project will be $5 million. In May 2020, $2.3 million of the $3.5 million was released from the Project Proceeds Account, which account is restricted subject to the control of the Agent, and transferred to a General Business Unit Account (as defined in the Orion Credit Agreement), which account is unrestricted and available for general use by the Company. The remaining $1.2 million will be released from the Project Proceeds Account and transferred to a Covered Project Account (as defined in the Orion Credit Agreement) being established for the San Bernardino project for use in connection with the construction of the San Bernardino project upon satisfaction of the following conditions: (a) approval of a self-generation incentive program grant for the San Bernardino project in an amount equal to no less than $1.0 million; (b) approval of an interconnection agreement; (c) provision of a fuel affidavit approval by Southern California Gas Company; (d) issuance of an air permit for the anaerobic digester gas cleanup system; (e) provision of an executed consent to collateral assignment by The City of San Bernardino Municipal Water District; (f) recordation in the land records of San Bernardino County of a memorandum of site license; (g) after giving effect to the release and transfer of $1.2 million to the Covered Project Account, evidence that there will be sufficient cash in the Covered Project Account for the San Bernardino project to cover remaining expenditures and complete the project and (h) written approval of the Agent.

On June 8, 2020, the Company, certain of its affiliates as guarantors, the Agent and the Orion Lenders entered into the Fifth Orion Amendment. Pursuant to the terms of the Fifth Orion Amendment, the Orion Lenders agreed to make a commitment to make certain loans to the Company in an aggregate principal amount of up to $35 million (which are referred to herein as the “Secondary Facility Loans”), and the Company, the guarantors, the Agent and the Orion Lenders agreed to amend the Orion Credit Agreement to facilitate the provision of such Secondary Facility Loans.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Pursuant to the Orion Credit Agreement, as amended by the Fifth Orion Amendment, the Orion Lenders have committed to make Secondary Facility Loans up to an aggregate amount of $35 million available to the Company for general corporate purposes of the Company or the guarantors in accordance with either (i) the then-effective Operating Budget (as defined in the Orion Credit Agreement) of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. The Secondary Facility Loan commitment allows the Company to draw on the Secondary Facility Loans commencing on June 5, 2020 (the “Commencement Date”) and terminating on September 14, 2020 (the “Termination Date”). The Company may make draws on the Secondary Facility Loans in amounts of no less than $5 million, and no more than $15 million may be drawn in any 30-day period, provided that the Company may draw any remaining available funds under the Secondary Facility Loans between August 15, 2020 and the Termination Date. Any drawn amounts must be fully repaid on or before September 1, 2021 (the “Secondary Facility Repayment Date”). The amended Orion Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, including failure to make payments when due and termination of or default under certain material agreements as specified in the Orion Credit Agreement, that entitle the Agent and the Orion Lenders to cause the Company’s indebtedness under the amended Orion Credit Agreement to become immediately due and payable.

In exchange for the Secondary Facility Loan commitment, the Company will pay to the Orion Lenders an option premium of $1 million on the earlier of the Termination Date and the date of full repayment of all amounts drawn on the Secondary Facility Loans. Such option premium is fully earned on the Commencement Date and non-refundable and non-creditable thereafter, and is due and payable whether or not any draw is ever made under the Secondary Facility Loan commitment. The Company recorded a pro-rata portion of the option premium as interest expense as of July 31, 2020.  Additionally, for each draw made on the Secondary Facility Loans, the Company must pay to the Orion Lenders an initial draw discount of 5% of the amount drawn. In the event that full repayment of all amounts drawn under the Secondary Facility Loans has not occurred within 6 months of the date of the initial draw, the Company must pay to the Orion Lenders an additional draw discount in the amount of 10% of any amount outstanding under the Secondary Facility Loans as of such date. In the event that full repayment has not occurred within 9 months of the date of the initial draw under the Secondary Facility Loans, the Company must pay to the Orion Lenders an additional draw discount in the amount of 20% of any amount outstanding under the Secondary Facility Loans as of such date. All of such draw discounts will be fully earned on the respective dates and non-refundable and non-creditable thereafter, and will be due on the earlier of the Secondary Facility Repayment Date and the date of full repayment of all amounts drawn under the Secondary Facility Loans.

In connection with the Secondary Facility Loan commitment, the Company is providing additional collateral to the Orion Lenders by a pledge of all of the Company’s intellectual property assets. All liens on the Company’s intellectual property will be released upon full repayment of all amounts drawn under the Secondary Facility Loans or upon termination of the Secondary Facility Loan commitment if no amounts are drawn.

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

The Company is required to prepay any draws on the Secondary Facility Loans in the event that the Company (i) issues or incurs any indebtedness (other than Permitted Indebtedness (as defined in the Orion Credit Agreement)) (“Debt”) or (ii) issues or sells any capital stock or any option, warrant or other instrument, security or right that is convertible into or exercisable or exchangeable for capital stock (“Equity”), by applying 100% of the net proceeds of any such Debt issuance and 50% of the net proceeds of any such Equity issuance to pay down the outstanding amounts under the Secondary Facility Loans. As of September 10, 2020, the Company has not made any draws under the Secondary Facility Loans.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Connecticut Green Bank Loans

As of October 31, 2019, the Company had a long-term loan agreement with the Connecticut Green Bank, providing the Company with a loan of $1.8 million (the “Green Bank Loan Agreement”). On and effective as of December 19, 2019, the Company and Connecticut Green Bank entered into an amendment to the Green Bank Loan Agreement (the “Green Bank Amendment”). Upon the execution of the Green Bank Amendment on December 19, 2019, Connecticut Green Bank made an additional loan to the Company in the aggregate principal amount of $3.0 million (the “December 2019 Loan”), which is to be used (i) first, to pay closing fees related to the May 9, 2019 acquisition of the Bridgeport Fuel Cell Project and the Subordinated Credit Agreement (as defined below), other fees, and accrued interest from May 9, 2019, totaling $0.4 million (“Accrued Fees”), and (ii) thereafter, for general corporate purposes as determined by the Company, including, but not limited to, expenditures in connection with the project being constructed by Groton Station Fuel Cell, LLC (“Groton Fuel Cell”). Pursuant to the terms of the Green Bank Amendment, Connecticut Green Bank will have no further obligation to make loans under the Green Bank Loan Agreement and the Company will have no right to make additional draws under the Green Bank Loan Agreement. The Green Bank Amendment provides that, until such time as the loan (which includes both the outstanding principal balance of the original loan under the Green Bank Loan Agreement and the outstanding principal amount of the December 2019 Loan) has been repaid in its entirety, interest on the outstanding balance of the loan shall accrue monthly in arrears from the date of the Green Bank Amendment at a rate of 5% per annum until May 8, 2019 and at a rate of 8% per annum thereafter, payable by the Company on a monthly basis in arrears. The Green Bank Amendment further provides that the payment by the Company of the Accrued Fees (as described above) includes any shortfall of interest due but unpaid by the Company through and including November 30, 2019. Interest payments made by the Company after the date of the Green Bank Amendment are to be applied first to interest that has accrued on the outstanding principal balance of the original loan under the Green Bank Loan Agreement and then to interest that has accrued on the December 2019 Loan. The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank, to be applied first to repay the outstanding principal balance of the original loan under the Green Bank Loan Agreement and thereafter to repay the outstanding principal amount of the December 2019 Loan, until repaid in full. The Green Bank Amendment further provides that the entire unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026 if not paid sooner in accordance with the Green Bank Loan Agreement. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Fuel Cell to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of July 31, 2020 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains representations, warranties and covenants. The balance under the Subordinated Credit Agreement as of July 31, 2020 was $5.2 million.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three and nine months ended July 31, 2020 resulted in a $0.04 million gain and a $0.5 million charge, respectively. The fair value of the interest rate swap liability at July 31, 2020 and October 31, 2019 was $1.1 million and $0.6 million, respectively.

Finance obligations for sale leaseback agreements

Several of the Company’s special purpose project subsidiaries previously entered into sale-leaseback agreements with PNC for commissioned projects where the Company had entered into a PPA with the site host/end-user of produced power, and CCFC2 entered into a sale-leaseback with Crestmark on February 11, 2020 (refer to Note. 11. “Leases” for additional information). Under the financing method of accounting for a sale-leaseback, the Company did not recognize as income any of the sale proceeds received from the lessor that contractually constitute payments to acquire the assets subject to these arrangements. Instead, the sale proceeds received were accounted for as financing obligations. The outstanding financing obligation balance as of July 31, 2020 was $49.3 million as compared to $45.2 million as of October 31, 2019. This change reflects the recording of the finance obligation with Crestmark and the recognition of interest expense, offset by lease payments and the payoff of the UCI Fuel Cell, LLC lease with PNC. As noted in Note 6. “Project Assets”, the Company paid off the lease with PNC for the UCI Fuel Cell, LLC equipment and the payment to repurchase the equipment prior to the end of the initial lease term resulted in the ownership of the equipment transferring back to UCI Fuel Cell, LLC. The payoff resulted in the recognition of the deferred gain of $1.8 million which is reflected as a Gain on extinguishment of financing obligation on the consolidated statement of operations. The outstanding financing obligation for the remaining leases includes an embedded gain which will be recognized at the end of each 10-year lease term or upon early termination if applicable.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s current headcount and plans for fiscal year 2020 and beyond, it will not meet this requirement or receive this credit. The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within 90 days of the Target Date. If the Company does not meet the Employment Obligation, then an accelerated payment penalty will be assessed at a rate of $18,587.36 multiplied by the number of employees below the number of employees required by the Employment Obligation. Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Webster Bank Loan

In November 2016, the Company assumed debt with Webster Bank, National Association (“Webster Bank”) as a part of a project asset acquisition transaction. The balance outstanding as of October 31, 2019 was $0.5 million. The loan was paid off and extinguished during the three months ended January 31, 2020.

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

Fifth Third Bank Groton Loan

On February 28, 2019, the Company, through its indirect wholly-owned subsidiary, Groton Fuel Cell, entered into a Construction Loan Agreement (as amended from time to time, the “Groton Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to make available to Groton Fuel Cell a construction loan facility in an aggregate principal amount of up to $23.0 million (the “Groton Facility”) to fund the manufacture, construction, installation, commissioning and start-up of the 7.4 MW fuel cell power plant for the CMEEC located on the U.S. Navy submarine base in Groton, Connecticut (the “Groton Project”).

The total outstanding balance under the Groton Facility as of October 31, 2019 was $11.1 million. This balance was paid off, the loan was extinguished, and the Groton Facility was terminated during the three months ended January 31, 2020.

Liberty Bank Promissory Note

On April 20, 2020, the Company entered into the PPP Note, dated April 16, 2020, evidencing a loan to the Company from Liberty Bank, under the CARES Act, administered by the SBA. Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the requirements of the CARES Act, as amended by the PPP Flexibility Act, the Company is using the proceeds primarily for payroll costs.

The PPP Note is scheduled to mature on April 16, 2022, has a 1.00% per annum interest rate, and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, as amended by the PPP Flexibility Act. Monthly principal and interest payments, less the amount of any potential forgiveness (as discussed below), will commence on November 16, 2020. The Company did not provide any collateral or guarantees for the PPP Note, nor did the Company pay any facility charge to obtain the PPP Note. The PPP Note provides for events of default, including, among others, those relating to failure to make a payment when due under the PPP Note, failure to comply with any provision of the PPP Note, bankruptcy, and breaches of or materially misleading representations. Upon the occurrence of an event of default, Liberty Bank may require immediate payment of all amounts owing under the PPP Note, collect all amounts owing from the Company, and pursue other remedies. The PPP Note may be prepaid at any time with no prepayment penalties.

Under the requirements of the CARES Act, as amended by the PPP Flexibility Act, proceeds may only be used for the Company’s eligible payroll costs (with salary capped at $100,000 on an annualized basis for each employee), rent, mortgage interest and utilities, in each case paid during the 24-week period following disbursement. In accordance with the requirements of the CARES Act, as amended by the PPP Flexibility Act, at least 60% of the proceeds used by the Company were used to pay eligible payroll costs. The loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the 24-week period following disbursement or restored by December 31, 2020. If not so maintained or restored, forgiveness of the loan will be reduced in accordance with the regulations to be issued by the SBA. Any forgiveness of the loan will be subject to approval by the SBA and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the Orion Lenders under the Orion Facility to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020.

While we may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act, as amended by the PPP Flexibility Act, and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven. Based on guidance from the United States Department of the Treasury, since the total PPP Note proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the SBA.

Deferred Finance Costs

Deferred finance costs relate primarily to (i) sale-leaseback transactions entered into with PNC and Crestmark, which are being amortized over the 10-year terms of the lease agreements, (ii) payments under the loans obtained to purchase the membership interests in BFC, which are being amortized over the 8-year term of the loans and (iii) payments to enter into the Orion Facility, which are being amortized over the 8-year term of the facility.

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

Other

As of July 31, 2020, the Company had unconditional purchase commitments aggregating $28.8 million, for materials, supplies and services in the normal course of business.

Legal Proceedings

SEC Proceedings

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

In 2018, we reported to the SEC Staff these sales and our failure to file or deliver prospectus supplements, and in response to our report, the SEC Staff opened an informal investigation of these sales. Following our self-report and the investigation by the SEC Staff and pursuant to our Offer of Settlement, on September 3, 2020, the SEC entered an order instituting cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933, as amended (the “Securities Act”), finding that we had violated Section 5(b)(2) of the Securities Act with respect to these sales and requiring us to cease and desist from committing or causing any violations and any future violations of Section 5(b)(2) but not imposing any civil penalties or disgorgement. Under the terms of the settlement, we consented to the entry of the order and neither admitted nor denied any of the SEC’s findings. Such a settlement, without a waiver by the SEC, would disqualify us from relying on the safe harbors from registration under the Securities Act set forth in Regulation A, Regulation D and Regulation Crowdfunding, following the effective date of the settlement. Accordingly, we submitted an application to the SEC for a waiver of disqualification under Regulation A and Regulation D. We did not seek a waiver under Regulation Crowdfunding as we do not expect to rely on crowdfunding in raising capital. On September 3, 2020, the SEC Staff granted the requested waivers with respect to Regulation A and Regulation D pursuant to delegated authority.

POSCO Energy Matters

From approximately 2007 through 2015, we relied on POSCO Energy Co., Ltd. (“POSCO Energy”) to develop and grow the South Korean and Asian markets for our products and services. We received upfront license payments and were entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto) (the “License Agreements”). The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the Korean and broader Asian markets. Due to certain actions and inactions of POSCO Energy, the Company has not realized any material revenues, royalties or new projects developed by POSCO Energy since late 2015.

In November 2019, POSCO Energy spun-off its fuel cell business into a new entity, Korea Fuel Cell Co., Ltd. (“KFC”), without the Company’s consent. As part of the spin-off, POSCO Energy transferred manufacturing and service rights under the License Agreements to KFC, but retained distribution rights and severed its own liability under the License Agreements. The Company formally objected to POSCO Energy’s spin-off and POSCO Energy posted a bond to secure any liabilities to the Company arising out of the spin-off.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On February 19, 2020, the Company notified POSCO Energy in writing that it was in material breach of the License Agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, the Company and its products. The Company also notified POSCO Energy that, under the terms of the License Agreements, it had 60 days to fully cure its breaches to the Company’s satisfaction and that failure would lead to termination of the License Agreements. Further, on March 27, 2020, the Company notified POSCO Energy of additional instances of its material breach of the License Agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module replacements.

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company as part of such warranty claims which delayed receipt of certain payments owed to the Company. At July 31, 2020, outstanding accounts receivable for Korea Southern Power Company was $3.1 million. The Company is vigorously defending these actions as it believes they lack merit and were filed in an attempt to obtain leverage over the Company to prevent the Company from terminating the License Agreements and filing the arbitration discussed below.

On June 28, 2020, the Company notified POSCO Energy and KFC in writing that the Company terminated the License Agreements effective as of such date. The Company has demanded compliance with POSCO Energy’s obligations under the License Agreements to return all Company confidential information and know-how and that POSCO Energy and KFC not make any further use of the Company’s technology. The Company offered POSCO Energy a limited license in order to fulfill POSCO Energy’s obligations to service existing clients. With the termination of the License Agreements, the Company has commenced the marketing of its products and services directly in the Korean and broader Asian markets.

On June 28, 2020, the Company also filed a demand for arbitration against POSCO Energy and KFC in the International Court of Arbitration of the International Chamber of Commerce based on POSCO Energy’s (i) failure to exercise commercially reasonable efforts to sell the Company’s technology in the Korean and Asian markets, (ii) disclosure of the Company’s proprietary information to third parties, (iii) attack on the Company’s stock price and (iv) spin-off of POSCO Energy’s fuel cell business into KFC without the Company’s consent. The Company has requested that the arbitral tribunal (a) confirm through declaration that POSCO Energy’s exclusive license to market the Company’s technology and products in Korea and Asia is null and void as a result of the breaches of the License Agreements and that the Company has the right to pursue direct sales in these markets, (b) order POSCO Energy and KFC to compensate the Company for losses and damages suffered in the amount of more than $200 million, and (c) order POSCO Energy and KFC to pay the Company’s arbitration costs, including counsel fees and expenses. The Company has retained outside counsel on a contingency basis to pursue its claims, and outside counsel has entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration.

As of July 31, 2020, the Company has deferred any accounting disposition of the deferred revenue in the amount of $22.3 million related to the terminated POSCO Energy License Agreements given the pending arbitration and will continue to evaluate this deferred revenue in future periods.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleges that it is seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether the Company’s Board of Directors and its management breached their fiduciary duties of loyalty, due care, and good faith. POSCO Energy seeks an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deems just and proper.

The Company believes that POSCO Energy’s demand to inspect the books and records of the Company is not for a proper purpose, is in fact simply fulfillment of POSCO Energy’s prior threats to file a series of actions against the Company, and is an attempt to obtain leverage over the Company and gain advantage in the pending arbitration filed by the Company against POSCO Energy. The Company intends to vigorously defend itself against POSCO Energy’s claims and believes it will be apparent at the conclusion of the matter that the action was filed for an improper purpose.

Other Legal Proceedings

From time to time, the Company is involved in other legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary course of its business (“Other Legal Proceedings”). Although the Company cannot assure the outcome of such Other Legal Proceedings, management presently believes that the result of such Other Legal Proceedings, either individually, or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements, and no material amounts have been accrued in the Company’s consolidated financial statements with respect to these matters.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Impact of the COVID-19 Pandemic

On March 18, 2020, in response to the COVID-19 pandemic, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility and also ordered those employees that could work from home to do so. The Company resumed operations in the manufacturing facility on June 22, 2020. The Company is still encouraging employees who can work from home to do so. We continue to evaluate our ability to operate in light of recent resurgences of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders.

All employees that were not able to work from home due to their job function during the manufacturing facility shutdown received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. With the resumption of production on June 22, we currently do not expect a material adverse impact to current project schedules as a result of the shutdown.

While we have attempted to continue business development activities during the pandemic, state and local shut downs, shelter in place orders and travel restrictions have impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate have been postponed. We expect these impacts to continue until such shut downs, shelter in place orders and travel restrictions are fully lifted and bids and solicitations are allowed to proceed.

Note 18.  Subsequent Events

Open Market Sale Agreement

As noted in Note 12. “Stockholders’ Equity and Warrant Liabilities,” on June 16, 2020, the Company entered into an Open Market Sale Agreement with Jefferies, with respect to an at the market offering program under which the Company may offer and sell up to $75 million of shares of the Company’s common stock from time to time. Subsequent to quarter end, during the period beginning on August 3, 2020 through August 6, 2020, the Company sold 3.2 million shares under the Open Market Sale Agreement, at an average sales price of $2.51 per share, resulting in gross proceeds of $8.0 million, before deducting expenses and sales commissions. Commissions of $0.2 million were paid to Jefferies in connection with these sales, resulting in net proceeds to the Company of approximately $7.8 million.

2018 Omnibus Incentive Plan – Long Term Incentive Plan

As noted in Note 12. “Stockholders’ Equity and Warrant Liabilities,” on May 8, 2020, the Company’s stockholders approved the amendment and restatement of the Plan, providing the Company with the authority to issue a total of 4,333,333 shares of the Company’s common stock under the Plan. On August 24, 2020, the Board of Directors (the “Board”) of the Company approved a Long Term Incentive Plan (the “LTI Plan”) as a sub-plan consisting of awards made under the Plan.  The participants in the LTI Plan are members of senior management and include the Company’s named executive officers. Pursuant to the LTI Plan, 1,503,068 shares of the Company’s common stock under the Plan have been reserved for time-based grants and performance shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under Advanced Technologies contracts; (v) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (vi) actions by our current loan counterparties; (vii) our ability to comply with the terms and conditions of our loans, including the use proceeds of our loans as described herein; (viii) the expected cost competitiveness of our technology; and (ix) our ability to achieve our sales plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including the risks contained in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and carbon capture configured fuel cell power plants; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; our dependence on strategic relationships; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government to terminate its development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; the arbitration and other legal proceedings with POSCO Energy; our ability to implement our strategy; our ability to reduce our levelized cost of energy and our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants and to meet the performance requirements of our contracts; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; changes by the SBA or other governmental authorities to, or with respect to the implementation or interpretation of, the CARES Act, the Payroll Protection Program or related administrative matters; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

OVERVIEW AND RECENT DEVELOPMENTS

Overview

FuelCell Energy is a leading integrated fuel cell company. Founded in 1969, FuelCell Energy is a manufacturer of fuel cell clean power platforms delivering power and thermal energy and capable of delivering hydrogen, long-duration hydrogen energy storage, and carbon capture applications. FuelCell Energy is focused on growing its global presence in delivering environmentally-responsible distributed baseload power solutions through its proprietary, molten-carbonate fuel cell technology. We develop turn-key distributed power generation solutions and operate and provide comprehensive service for the life of the power platform. We are working to expand the proprietary technologies that we have developed over the past five decades into new product platforms, applications, markets and geographies. Our mission and purpose is to utilize our proprietary, state-of-the-art fuel cell platforms to enable a world empowered by clean energy and contribute to climate change mitigation. FuelCell Energy’s platforms are capable of reducing the global environmental footprint of baseload power generation by providing environmentally responsible solutions for reliable electrical power, distributed hydrogen, electrolysis, long-duration hydrogen-based energy storage, carbon capture, microgrid applications, hot water, steam, and chilling.

Recent Developments

Impact of the COVID-19 Pandemic

On March 18, 2020, in response to the COVID-19 pandemic, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility and also ordered those employees that could work from home to do so. The Company resumed operations in the manufacturing facility on June 22, 2020. The Company is still encouraging employees who can work from home to do so. We continue to evaluate our ability to operate in light of recent resurgences of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders.

All employees that were not able to work from home due to their job function during the manufacturing facility shutdown received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. With the resumption of production on June 22, we currently do not expect a material adverse impact to current project schedules as a result of the shutdown.

While we have attempted to continue business development activities during the pandemic, state and local shut downs, shelter in place orders and travel restrictions have impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate have been postponed. We expect these impacts to continue until such shut downs, shelter in place orders and travel restrictions are fully lifted and bids and solicitations are allowed to proceed. Refer to the section below entitled “Item 1A. Risk Factors” for more information concerning risks to our business associated with COVID-19.

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

While we may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act, as amended by the PPP Flexibility Act, and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven. Based on guidance from the United States Department of the Treasury, since the total PPP Note proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the SBA.

Open Market Sale Agreement

As noted in Note 12. “Stockholders’ Equity and Warrant Liabilities” and Note 18. “Subsequent Events,” on June 16, 2020, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”), with respect to an at the market offering program under which the Company may offer and sell up to $75 million of shares of the Company’s common stock from time to time. From the date of the Open Market Sale Agreement through July 31, 2020, 25.1 million shares were sold under the Open Market Sale Agreement at an average sales price of $2.56 per share, resulting in gross proceeds of $64.3 million, before deducting expenses and sales commissions. Commissions of $1.9 million were paid to Jefferies in connection with these sales, resulting in net proceeds to the Company of approximately $62.3 million. Subsequent to quarter end, during the period beginning on August 3, 2020 through August 6, 2020, the Company sold 3.2 million shares under the Open Market Sale Agreement, at an average sales price of $2.51 per share, resulting in gross proceeds of $8.0 million, before deducting expenses and sales commissions. Commissions of $0.2 million were paid to Jefferies in connection with these sales, resulting in net proceeds to the Company of approximately $7.8 million. As the Company has sold $72.3 million of common stock under the Open Market Sale Agreement as of September 10, 2020, it may sell up to approximately $2.7 million of shares in the future under the Open Market Sale Agreement.

2018 Omnibus Incentive Plan – Long Term Incentive Plan

As noted in Note 12. “Stockholders’ Equity and Warrant Liabilities,” on May 8, 2020, the Company’s stockholders approved the amendment and restatement of the FuelCell Energy, Inc. 2018 Omnibus Incentive Plan (as so amended and restated, the “Plan”), providing the Company with the authority to issue a total of 4,333,333 shares of the Company’s common stock under the Plan. On August 24, 2020, the Board of Directors (the “Board”) of the Company approved a Long Term Incentive Plan (the “LTI Plan”) as a sub-plan consisting of awards made under the Plan.  The participants in the LTI Plan are members of senior management and include the Company’s named executive officers. Pursuant to the LTI Plan, 1,503,068 shares of the Company’s common stock under the Plan have been reserved for time-based grants and performance shares.

SEC Proceedings

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

In 2018, we reported to the SEC Staff these sales and our failure to file or deliver prospectus supplements, and in response to our report, the SEC Staff opened an informal investigation of these sales. Following our self-report and the investigation by the SEC Staff and pursuant to our Offer of Settlement, on September 3, 2020, the SEC entered an order instituting cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933, as amended (the “Securities Act”), finding that we had violated Section 5(b)(2) of the Securities Act with respect to these sales and requiring us to cease and desist from committing or causing any violations and any future violations of Section 5(b)(2) but not imposing any civil penalties or disgorgement. Under the terms of the settlement, we consented to the entry of the order and neither admitted nor denied any of the SEC’s findings. Such a settlement, without a waiver by the SEC, would disqualify us from relying on the safe harbors from registration under the Securities Act set forth in Regulation A, Regulation D and Regulation Crowdfunding, following the effective date of the settlement. Accordingly, we submitted an application to the SEC for a waiver of disqualification under Regulation A and Regulation D. We did not seek a waiver under Regulation Crowdfunding as we do not expect to rely on crowdfunding in raising capital. On September 3, 2020, the SEC Staff granted the requested waivers with respect to Regulation A and Regulation D pursuant to delegated authority.

POSCO Energy Matters

From approximately 2007 through 2015, we relied on POSCO Energy Co., Ltd. (“POSCO Energy”) to develop and grow the South Korean and Asian markets for our products and services. We received upfront license payments and were entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto) (the “License Agreements”). The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the Korean and broader Asian markets. Due to certain actions and inactions of POSCO Energy, the Company has not realized any material revenues, royalties or new projects developed by POSCO Energy since late 2015.

In November 2019, POSCO Energy spun-off its fuel cell business into a new entity, Korea Fuel Cell Co., Ltd. (“KFC”), without the Company’s consent. As part of the spin-off, POSCO Energy transferred manufacturing and service rights under the License Agreements to KFC, but retained distribution rights and severed its own liability under the License Agreements. The Company formally objected to POSCO Energy’s spin-off and POSCO Energy posted a bond to secure any liabilities to the Company arising out of the spin-off.

On February 19, 2020, the Company notified POSCO Energy in writing that it was in material breach of the License Agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, the Company and its products. The Company also notified POSCO Energy that, under the terms of the License Agreements, it had 60 days to fully cure its breaches to the Company’s satisfaction and that failure would lead to termination of the License Agreements. Further, on March 27, 2020, the Company notified POSCO Energy of additional instances of its material breach of the License Agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module replacements.

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company as part of such warranty claims which delayed receipt of certain payments owed to the Company. At July 31, 2020, outstanding accounts receivable for Korea Southern Power Company was $3.1 million. The Company is vigorously defending these actions as it believes they lack merit and were filed in an attempt to obtain leverage over the Company to prevent the Company from terminating the License Agreements and filing the arbitration discussed below.

On June 28, 2020, the Company notified POSCO Energy and KFC in writing that the Company terminated the License Agreements effective as of such date. The Company has demanded compliance with POSCO Energy’s obligations under the License Agreements to return all Company confidential information and know-how and that POSCO Energy and KFC not make any further use of the Company’s technology. The Company offered POSCO Energy a limited license in order to fulfill POSCO Energy’s obligations to service existing clients. With the termination of the License Agreements, the Company has commenced the marketing of its products and services directly in the Korean and broader Asian markets.

On June 28, 2020, the Company also filed a demand for arbitration against POSCO Energy and KFC in the International Court of Arbitration of the International Chamber of Commerce based on POSCO Energy’s (i) failure to exercise commercially reasonable efforts to sell the Company’s technology in the Korean and Asian markets, (ii) disclosure of the Company’s proprietary information to third parties, (iii) attack on the Company’s stock price and (iv) spin-off of POSCO Energy’s fuel cell business into KFC without the Company’s consent. The Company has requested that the arbitral tribunal (a) confirm through declaration that POSCO Energy’s exclusive license to market the Company’s technology and products in Korea and Asia is null and void as a result of the breaches of the License Agreements and that the Company has the right to pursue direct sales in these markets, (b) order POSCO Energy and KFC to compensate the Company for losses and damages suffered in the amount of more than $200 million, and (c) order POSCO Energy and KFC to pay the Company’s arbitration costs, including counsel fees and expenses. The Company has retained outside counsel on a contingency basis to pursue its claims, and outside counsel has entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration.

As of July 31, 2020, the Company has deferred any accounting disposition of the deferred revenue in the amount of $22.3 million related to the terminated POSCO Energy License Agreements given the pending arbitration and will continue to evaluate this deferred revenue in future periods.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleges that it is seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether the Company’s Board of Directors and its management breached their fiduciary duties of loyalty, due care, and good faith. POSCO Energy seeks an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deems just and proper.

The Company believes that POSCO Energy’s demand to inspect the books and records of the Company is not for a proper purpose, is in fact simply fulfillment of POSCO Energy’s prior threats to file a series of actions against the Company, and is an attempt to obtain leverage over the Company and gain advantage in the pending arbitration filed by the Company against POSCO Energy. The Company intends to vigorously defend itself against POSCO Energy’s claims and believes it will be apparent at the conclusion of the matter that the action was filed for an improper purpose.

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

Comparison of Three Months Ended July 31, 2020 and 2019

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Total revenues	$18,728	$22,712	$(3,984)	(18)%
Total costs of revenues	$21,856	$14,747	$7,109	48%
Gross (loss) profit	$(3,128)	$7,965	$(11,093)	(139)%
Gross margin	(16.7)%	35.1%

Total revenues for the three months ended July 31, 2020 of $18.7 million reflects a decrease of $4.0 million from $22.7 million during the same period in the prior year. Cost of revenues for the three months ended July 31, 2020 of $21.9 million reflect a $7.1 million increase from $14.7 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	2,658	4,547	(1,889)	(42)%
Gross loss from product revenues	$(2,658)	$(4,547)	$1,889	42%
Product gross margin	N/A	N/A

There was no product revenue during the three months ended July 31, 2020 and 2019.

Cost of product revenues decreased $1.9 million for the three months ended July 31, 2020 to $2.7 million, compared to $4.5 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes, but there were lower overall manufacturing costs for the three months ended July 31, 2020 due to the Company’s reduction in workforce that was implemented during April of 2019 and the temporary shutdown of our Torrington manufacturing facility from March 18, 2020 to June 22, 2020 due to the COVID-19 pandemic. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $2.6 million (of which approximately $1.1 million is related to the shutdown due to the COVID-19 pandemic) for the three months ended July 31, 2020 compared to approximately $4.4 million for the three months ended July 31, 2019.

For the three months ended July 31, 2020, we operated at an annualized production rate of approximately 10 megawatts (“MW”), which is an increase from the annualized production rate of 2 MW for the three months ended July 31, 2019.  The Company increased production during the quarter ended July 31, 2020 and expects to operate at an annualized run rate of approximately 21 MW during the three months ending October 31, 2020.

As of July 31, 2020, there was no product sales backlog, compared to $1,000 of product sales backlog as of July 31, 2019.

Service and license revenues

Service and license revenues and related costs for the three months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Service and license revenues	$7,113	$11,496	$(4,383)	(38)%
Cost of service and license revenues	8,833	1,102	7,731	702%
Gross (loss) profit from service and license revenues	$(1,720)	$10,394	$(12,114)	(117)%
Service and license revenues gross margin	(24.2)%	90.4%

Revenues for the three months ended July 31, 2020 from service agreements and license fee and royalty agreements decreased $4.4 million to $7.1 million from $11.5 million for the three months ended July 31, 2019. Service and license revenues for the prior year period included revenues of $10.0 million recorded for a License Agreement that was entered into with ExxonMobil Research and Engineering Company (“EMRE” and such License Agreement, the “EMRE License Agreement”). The service and license revenues for the three months ended July 31, 2020 include revenues recorded for module replacements and routine maintenance activities.

Cost of service and license revenues increased $7.7 million to $8.8 million for the three months ended July 31, 2020 from $1.1 million for the three months ended July 31, 2019, due to the fact that there were module replacements in the three months ended July 31, 2020 compared to no module replacements in the three months ended July 31, 2019 and also due to a $2.8 million increase in our loss accrual during the three months ended July 31, 2020 to reflect changes in the expected timing of future module replacements at one project (the 2.8MW project at the Tulare, California wastewater treatment facility originally commissioned in fiscal year 2018 and owned by Clearway Energy, Inc.) in order to improve operating performance. Site specific issues at one of the Company’s plants required an earlier than expected module replacement and the Company opted to replace another module earlier than expected at the same site to maximize plant efficiencies. As a result, we incurred the $2.8 million charge described above in the quarter ended July 31, 2020, which is expected to result in improved margins over time through enhanced performance. Cost of service agreements includes maintenance and operating costs and module replacements.

Overall gross loss from service and license revenues was $1.7 million for the three months ended July 31, 2020, which represents a decrease of $12.1 million from a gross profit of $10.4 million for the three months ended July 31, 2019. The overall gross margin percentage was (24.2%) for the three months ended July 31, 2020 compared to a gross margin of 90.4% in the prior year period. Gross margin decreased in the quarter ended July 31, 2020 primarily as a result of the increase in our service loss accrual recorded in the quarter ended July 31, 2020 to reflect changes in the expected timing of future module replacements and the lack in the quarter ended July 31, 2020 of favorable margins like those experienced in the quarter ended July 31, 2019 as a result of the revenue recognized during that quarter under the EMRE License Agreement.

As of July 31, 2020, service and license backlog totaled approximately $176.0 million, compared to $192.6 million as of July 31, 2019. This backlog relates to service agreements of up to twenty years and is expected to generate positive margins and cash flows based on current estimates. Service backlog also includes future license revenue.

Generation revenues

Generation revenues and related costs for the three months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Generation revenues	$4,722	$5,448	$(726)	(13)%
Cost of generation revenues	6,327	5,726	601	10%
Gross loss from generation revenues	$(1,605)	$(278)	$(1,327)	477%
Generation revenues gross margin	(34.0)%	(5.1)%

Revenues from generation for the three months ended July 31, 2020 totaled $4.7 million, which represents a decrease of $0.7 million from revenue recognized of $5.4 million for the three months ended July 31, 2019. Generation revenues for the three months ended July 31, 2020 and 2019 reflect revenue from electricity generated under our PPAs. Generation revenues decreased for the three months ended July 31, 2020 compared to the same period in the prior year due to plant maintenance activities (primarily related to down time for upgrades at our 14.9 MW Bridgeport Fuel Cell Project) during the quarter ended July 31, 2020. Upgrades to the Bridgeport Fuel Cell Project are expected to result in improved revenues and margins over time through enhanced performance.  Cost of generation revenues totaled $6.3 million in the three months ended July 31, 2020, which represents an increase from the comparable prior year period primarily as a result of certain maintenance and repair costs (for maintenance and repairs at several plants) incurred in the quarter ended July 31, 2020. Cost of generation revenues also included depreciation and amortization of approximately $3.4 million and $2.7 million for the three months ended July 31, 2020 and 2019, respectively.

We had 32.6 MW of operating power plants in our portfolio as of July 31, 2020, compared to 26.1 MW as of July 31, 2019. This increase is a result of the commencement of operations at the Tulare BioMAT project in December 2019.

As of July 31, 2020, generation backlog totaled approximately $1.1 billion, compared to $1.2 billion as of July 31, 2019.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Advanced Technologies contract revenues	$6,893	$5,768	$1,125	20%
Cost of Advanced Technologies contract revenues	4,038	3,372	666	20%
Gross profit from Advanced Technologies contracts	$2,855	$2,396	$459	19%
Advanced Technologies contract gross margin	41.4%	41.5%

Advanced Technologies contract revenues for the three months ended July 31, 2020 were $6.9 million, which reflects an increase of $1.1 million when compared to $5.8 million of revenues for the three months ended July 31, 2019. Advanced Technologies contract revenues were higher for the three months ended July 31, 2020 as a result of revenues recognized in connection with the Company’s Joint Development Agreement with EMRE (which was executed during the first quarter of fiscal 2020) and the timing of activity under other existing contracts. Cost of Advanced Technologies contract revenues increased $0.6 million to $4.0 million for the three months ended July 31, 2020, compared to $3.4 million for the same period in the prior year. Advanced Technologies contracts for the three months ended July 31, 2020 generated a gross margin of $2.9 million compared to a gross margin of $2.4 million for the three months ended July 31, 2019. The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts, which were more heavily weighted to the Company’s Joint Development Agreement with EMRE during the three months ended July 31, 2020, compared to the same period in the prior year.

As of July 31, 2020, Advanced Technologies backlog totaled approximately $51.9 million, compared to $27.2 million as of July 31, 2019. This increase was primarily a result of the Joint Development Agreement with EMRE.

Administrative and selling expenses

Administrative and selling expenses were $6.6 million and $7.1 million for the three months ended July 31, 2020 and 2019, respectively, reflecting lower legal and consulting costs during the three months ended July 31, 2020.

Research and development expenses

Research and development expenses decreased to $1.0 million for the three months ended July 31, 2020 compared to $2.0 million during the three months ended July 31, 2019. The decrease related to the reduction in spending resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to research and development (as resources were instead allocated to funded Advanced Technologies projects).

Loss from operations

Loss from operations for the three months ended July 31, 2020 was $10.8 million compared to $1.1 million for the three months ended July 31, 2019. The loss from operations for the three months ended July 31, 2020 was partially a result of the gross loss offset by lower operating expenses primarily due to the reduction in the resources being allocated to research and development. The change to a gross loss for the three months ended July 31, 2020 from a gross profit for the three months ended July 31, 2019 is partly due to the fact that the three months ended July 31, 2019 included $10.0 million of revenue recognized under the EMRE License Agreement, while there was no comparable revenue recognized during the three months ended July 31, 2020. In addition, loss from operations was impacted due to other changes in gross (loss) profit, administrative and selling expenses and research and development expenses as further described above.

Interest expense

Interest expense for the three months ended July 31, 2020 and 2019 was $4.2 million and $3.5 million, respectively. Interest expense for both periods presented includes interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. The increase in interest expense during the three months ended July 31, 2020 primarily represents additional interest on the $80.0 million outstanding under our Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders (which is referred to herein as the “Orion Credit Agreement”) and interest on the loans made by Fifth Third Bank and Liberty Bank in connection with the acquisition of the Bridgeport Fuel Cell Project (the “Bridgeport Loans”). The interest expense during the three months ended July 31, 2019 primarily included interest on outstanding amounts under our loan and security agreement with Hercules Capital, Inc.

Change in fair value of common stock warrant liability

The $1.7 million expense for the three months ended July 31, 2020 represents an adjustment to the estimated fair value of the warrants still outstanding as of July 31, 2020 that were issued to the lenders under the Orion Credit Agreement based on a Black-Scholes model. The expense is primarily a result of an increase in the stock price during the quarter ended July 31, 2020.

Gain on extinguishment of financing obligation

The $1.8 million gain for the three months ended July 31, 2020 represents the difference between the amount of the payoff of the lease and the repurchase of the UCI Fuel Cell, LLC project asset and the carrying amount of the financing obligation.

Other expense, net

Other expense, net was $0.5 million and $0.7 million for the three months ended July 31, 2020 and 2019, respectively. Other expense, net for the three months ended July 31, 2020 primarily relates to a foreign exchange loss of $0.6 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary offset by a gain of approximately $0.2 million related to the income from refundable research and development tax credits. Other expense, net for the three months ended July 31, 2019 includes a loss recorded for an interest rate swap and foreign exchange losses related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary, offset by income from refundable research and development tax credits.

Provision for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. Income tax recorded for the three months ended July 31, 2020 and 2019 was $0.01 million and $0.02 million, respectively.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three-month periods ended July 31, 2020 and 2019.

Series C preferred stock deemed contributions

During the three months ended July 31, 2019, conversions of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of our Series C Preferred Stock. Conversions during the three months ended July 31, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $0.9 million. The deemed contributions represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Stock.

The last outstanding shares of Series C Preferred Stock were converted into common stock on May 23, 2019, so there were no shares of Series C Preferred Stock outstanding during the three months ended July 31, 2020.

Series D preferred stock deemed dividends

During the three months ended July 31, 2019, conversions of our Series D Convertible Preferred Stock (“Series D Preferred Stock”) in which the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of the shares of our Series D Preferred Stock. Conversions during the three months ended July 31, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $3.1 million. The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series D Preferred Stock.

The last outstanding shares of Series D Preferred Stock were converted into common stock on October 1, 2019, so there were no shares of Series D Preferred Stock outstanding during the three months ended July 31, 2020.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders for the quarter ended July 31, 2019 represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed contributions on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends. For the three-month periods ended July 31, 2020 and 2019, net loss attributable to common stockholders was $16.1 million and $8.3 million, respectively, and loss per common share was $0.07 and $0.18, respectively. The increase in the net loss for the three-months ended July 31, 2020 is primarily due to incurring a gross loss for the period compared to a gross profit for the corresponding period in 2019, offset slightly by lower operating expenses, a gain recognized on the extinguishment of a financing obligation in connection with payoff of the UCI Fuel Cell, LLC lease, and the fact that there were no adjustments recorded for the Series D Preferred Stock deemed dividends. The lower loss per common share for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019 is due to the higher weighted average shares outstanding as of July 31, 2020 as a result of share issuances since July 31, 2019.

Comparison of Nine Months Ended July 31, 2020 and 2019

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2020 and 2019 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Total revenues	$53,872	$49,711	$4,161	8%
Total costs of revenues	$53,552	$47,591	$5,961	13%
Gross profit	$320	$2,120	$(1,800)	(85)%
Gross margin	0.6%	4.3%

Total revenues for the nine months ended July 31, 2020 of $53.9 million reflects an increase of $4.2 million from $49.7 million during the same period in the prior year. Cost of revenues for the nine months ended July 31, 2020 of $53.6 million reflects a $6.0 million increase from $47.6 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the nine months ended July 31, 2020 and 2019 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	7,512	14,362	(6,850)	(48)%
Gross loss from product revenues	$(7,512)	$(14,362)	$6,850	-48%
Product revenues gross loss	N/A	N/A

There was no product revenue during the nine months ended July 31, 2020 and 2019.

Cost of product revenues decreased $6.9 million for the nine months ended July 31, 2020 to $7.5 million, compared to $14.4 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes, but there were lower overall manufacturing costs for the nine months ended July 31, 2020 due to the Company’s reduction in workforce that was implemented during April of 2019 and the temporary shutdown of our Torrington manufacturing facility from March 18, 2020 to June 22, 2020 due to the COVID-19 pandemic. The Company incurred approximately $2.1 million of manufacturing variances during the nine months ended July 31, 2020 due to the manufacturing facility shutdown, which negatively impacted overall gross margin. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $7.0 million (including the $2.1 million of manufacturing variances mentioned above) for the nine months ended July 31, 2020 compared to approximately $11.0 million for the nine months ended July 31, 2019. Cost of product revenues for the nine months ended July 31, 2019 also includes a charge for a specific construction in process asset related to automation equipment for use in manufacturing with a carrying value of $2.8 million, which was impaired due to uncertainty as to whether the asset will be completed as a result of our liquidity position and continued low level of production rates.

For the nine months ended July 31, 2020, we operated at an annualized production rate of approximately 14.0 MW, which is a reduction from the annualized production rate of 17.5 MW for the nine months ended July 31, 2019. This reduction was a result of the March 18, 2020 manufacturing facility shutdown that was implemented in response to the COVID-19 pandemic.

Service and license revenues

Service and license revenues and related costs for the nine months ended July 31, 2020 and 2019 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Service and license revenues	$19,697	$25,866	$(6,169)	(24)%
Cost of service and license revenues	16,418	15,166	1,252	8%
Gross profit from service and license revenues	$3,279	$10,700	$(7,421)	(69)%
Service and license revenues gross margin	16.6%	41.4%

Revenues for the nine months ended July 31, 2020 from service agreements and license fee and royalty agreements decreased $6.2 million to $19.7 million from $25.9 million for the nine months ended July 31, 2019. Service and license revenues decreased primarily due to the lack, during the nine months ended July 31, 2020, of license revenues comparable to the $10.0 million of license revenues recorded during the nine months ended July 31, 2019 in connection with the EMRE License Agreement. In addition, the nine months ended July 31, 2019 included revenue recorded for the Bridgeport Fuel Cell Project service agreement. As a result of the purchase by the Company of the Bridgeport Fuel Cell Project on May 9, 2019, revenue under this service agreement is no longer being recognized. Service and license revenue for the nine months ended July 31, 2020 includes license revenues of $4.0 million associated with the Joint Development Agreement entered into with EMRE on November 5, 2019 as well as revenue recognized from routine maintenance and module replacements.

Cost of service and license revenues increased $1.3 million to $16.4 million for the nine months ended July 31, 2020 from $15.2 million for the nine months ended July 31, 2019, due a $2.8 million increase in our loss accrual during the nine months ended July 31, 2020 to reflect changes in the expected timing of future module replacements at one project (the 2.8 MW project at the Tulare, California wastewater treatment facility originally commissioned in fiscal year 2018 owned by Clearway Energy, Inc.) in order to improve operating performance. Site specific issues at one of the Company’s plants required an earlier than expected module replacement and the Company opted to replace another module earlier than expected at the same site to maximize plant efficiencies. As a result, we incurred the $2.8 million charge described above during the nine months ended July 31, 2020, which is expected to result in improved margins over time through enhanced performance. Cost of service agreements includes maintenance and operating costs and module replacements.

Overall gross profit from service and license revenues was $3.3 million for the nine months ended July 31, 2020, which represents a decrease of $7.4 million from a gross profit of $10.7 million for the nine months ended July 31, 2019. This decrease is primarily a result of the lack in the nine months ended July 31, 2020 of license revenues comparable to the license revenues recognized in connection with the EMRE License Agreement during the nine months ended July 31, 2019. As a result of both decreased service and license revenues and increased cost of service and license revenues, the service and license revenues gross margin percentage decreased to 16.6% for the nine months ended July 31, 2020 from a gross margin of 41.4% in the prior year period.

Generation revenues

Generation revenues and related costs for the nine months ended July 31, 2020 and 2019 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Generation revenues	$14,795	$8,560	$6,235	73%
Cost of generation revenues	17,576	9,047	8,529	94%
Gross loss from generation revenues	$(2,781)	$(487)	$(2,294)	471%
Generation revenues gross margin	(18.8)%	(5.7)%

Revenues from generation for the nine months ended July 31, 2020 totaled $14.8 million, which represents an increase of $6.2 million from revenues from generation recognized of $8.6 million for the nine months ended July 31, 2019. Generation revenues for the nine months ended July 31, 2020 and 2019 reflect revenue from electricity generated under our PPAs. Generation revenues increased for the nine months ended July 31, 2020 compared to the same period in the prior year due to additional revenue recorded for the PPA associated with the Bridgeport Fuel Cell Project, which was acquired on May 9, 2019 and the Tulare BioMAT project, which commenced operations in December 2019. Cost of generation revenues totaled $17.6 million in the nine months ended July 31, 2020, which represents an increase from the comparable prior year period. Cost of generation revenues included depreciation and amortization of approximately $9.6 million and $4.7 million for the nine months ended July 31, 2020 and 2019, respectively.  The increase in cost of generation revenues in the nine months ended July 31, 2020 are primarily the result of the Bridgeport, Tulare and Triangle Street plants having a larger contribution to the operating portfolio during the period.

We had 32.6 MW of operating power plants in our portfolio as of July 31, 2020, compared to 26.1 MW as of July 31, 2019. This increase is primarily a result of the commencement of operations at the Tulare BioMAT project in January 2020 and at the Triangle Street project in April 2020.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the nine months ended July 31, 2020 and 2019 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2020	2019	$	%
Advanced Technologies contract revenues	$19,380	$15,285	$4,095	27%
Cost of Advanced Technologies contract revenues	12,046	9,016	3,030	34%
Gross profit from Advanced Technologies contracts	$7,334	$6,269	$1,065	17%
Advanced Technologies contract gross margin	37.8%	41.0%

Advanced Technologies contract revenues for the nine months ended July 31, 2020 were $19.4 million, which reflects an increase of $4.1 million when compared to $15.3 million of Advanced Technologies contract revenues for the nine months ended July 31, 2019. Advanced Technologies contract revenues were higher for the nine months ended July 31, 2020 due to the timing of activity under existing contracts as well as revenues recognized in connection with the Company’s Joint Development Agreement with EMRE (which was entered into on November 5, 2019). Cost of Advanced Technologies contract revenues increased $3.0 million to $12.0 million for the nine months ended July 31, 2020, compared to $9.0 million for the same period in the prior year as a result of costs incurred in connection with the Company’s Joint Development Agreement with EMRE. Advanced Technologies contracts for the nine months ended July 31, 2020 generated a gross margin of $7.3 million compared to a gross margin of $6.3 million for the nine months ended July 31, 2019. The increase in Advanced Technologies contract gross margin is related to the timing and mix of contracts, which were more heavily weighted to revenue recognized under the Company’s Joint Development Agreement with EMRE  during the nine months ended July 31, 2020, compared to the same period in the prior year.

Administrative and selling expenses

Administrative and selling expenses were $19.0 million and $23.6 million for the nine months ended July 31, 2020 and 2019, respectively. The decrease from the same period in the prior year primarily relates to proceeds from a legal settlement of $2.2 million received during the nine months ended July 31, 2020, which was recorded as an offset to administrative and selling expenses, and higher legal and consulting costs incurred during the nine months ended July 31, 2019 in connection with the restructuring and refinancing initiatives undertaken by the Company in 2019.

Research and development expenses

Research and development expenses decreased to $3.3 million for the nine months ended July 31, 2020, compared to $12.4 million during the nine months ended July 31, 2019. The decrease related to the reduction in spending resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to internal research and development (as resources were instead allocated to funded Advanced Technologies projects).

Loss from operations

Loss from operations for the nine months ended July 31, 2020 was $22.0 million compared to $33.9 million for the nine months ended July 31, 2019. The decrease in the loss from operations was primarily a result lower operating expenses primarily due to lower spending (personnel and overhead costs) resulting from the restructuring initiatives implemented in 2019 and the reduction in the resources being allocated to research and development for the nine months ended July 31, 2020, partially offset by lower gross profit for the nine months ended July 31, 2020 as described above.

Interest expense

Interest expense for the nine months ended July 31, 2020 and 2019 was $11.0 million and $7.8 million, respectively. Interest expense for both periods presented includes interest expense related to sale-leaseback transactions and interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. The increase in interest expense during the nine months ended July 31, 2020 primarily represents additional interest on the $80.0 million outstanding under the Orion Credit Agreement and interest on the loans made by Fifth Third Bank and Liberty Bank in connection with the acquisition of the Bridgeport Fuel Cell Project. The interest expense during the nine months ended July 31, 2019 primarily included interest on outstanding amounts under our loan and security agreement with Hercules Capital, Inc.

Change in fair value of common stock warrant liability

The $39.3 million expense for the nine months ended July 31, 2020 represents an adjustment to the estimated fair value of the warrants issued to the lenders under the Orion Credit Agreement based on a Black-Scholes model.  The adjustment included $23.7 million for warrants that were converted during the first fiscal quarter of 2020 and $15.6 million for warrants that were still outstanding as of July 31, 2020. The expense is primarily a result of an increase in the stock price during the nine months ended July 31, 2020 compared to the stock price used in the Black-Scholes model upon the issuance of the warrants.

Gain on extinguishment of financing obligation

The $1.8 million gain for the nine months ended July 31, 2020 represents the difference between the amount of the payoff of the lease and the repurchase of the UCI Fuel Cell, LLC project asset and the carrying amount of the financing obligation.

Other income (expense), net

Other income, net of $0.4 million and other expense, net of $0.6 million was recorded for the nine months ended July 31, 2020 and 2019, respectively. Other income, net for the nine months ended July 31, 2020 primarily relates to a net non-cash gain on the extinguishment accounting related to the modification of the Series 1 Preferred Stock and the extinguishment related to the embedded derivatives (refer to Note 13. “Redeemable Preferred Stock” for additional information). Other income, net for the nine months ended July 31, 2020 also included a foreign exchange gain of $0.3 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary offset by a loss of approximately $0.5 million related to the remeasurement of the interest rate swap on the Bridgeport Loans. Other expense, net for the nine months ended July 31, 2019 includes the remeasurement of the interest rate swap on the Bridgeport Loans.

Provision for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. Income tax recorded for the nine months ended July 31, 2020 and 2019 was $0.04 million and $0.1 million, respectively.

Series A warrant exchange

On February 21, 2019, we entered into an Exchange Agreement (the “Exchange Agreement”) with the holder (the “Warrant Holder”) of the Series A Warrant to Purchase Common Stock, issued by us on July 12, 2016 (the “Series A Warrant”), which was exercisable for 640,000 shares of our common stock. Pursuant to the Exchange Agreement, we agreed to issue to the Warrant Holder 500,000 shares of our common stock (subject to adjustment for stock dividends, stock splits, stock combinations, and other reclassifications) in exchange for the transfer of the Series A Warrant back to us, in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. All common shares issuable pursuant to the Exchange Agreement were issued prior to April 30, 2019. Following the transfer of the Series A Warrant back to us, the Warrant was cancelled and no further shares are issuable pursuant to the Series A Warrant. During the nine months ended July 31, 2019, we recorded a charge to common shareholders for the difference between the fair value of the Series A Warrant prior to the modification of $0.3 million and the fair value of the common shares issuable at the date of the Exchange Agreement of $3.5 million.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $2.5 million and $2.4 million for the nine-month periods ended July 31, 2020 and 2019, respectively.

Series C preferred stock deemed contributions and redemption value adjustment, net

During the nine months ended July 31, 2019, conversions of our Series C Preferred Stock resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of our Series C Preferred Stock. Conversions during the nine months ended July 31, 2019 that were settled in a variable number of shares and treated as partial redemptions resulted in deemed contributions of $1.6 million. The deemed contributions represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series C Preferred Stock.

The Company also accounted for an extinguishment of the Series C Preferred Stock by recording a deemed contribution of $0.5 million during the nine months ended July 31, 2019. A charge to common stockholders of $8.6 million was recorded during the nine months ended July 31, 2019 because of equity conditions failures under the Certificate of Designations for the Series C Preferred Stock.

The last outstanding shares of Series C Preferred Stock were converted into common stock on May 23, 2019, so there were no shares of Series C Preferred Stock outstanding during the nine months ended July 31, 2020.

Series D preferred stock deemed dividends and redemption accretion

During the nine months ended July 31, 2019, conversions of our Series D Preferred Stock in which the conversion price was below the initial conversion price (as adjusted for the reverse stock split) of $16.56 per share resulted in a variable number of shares of our common stock being issued to settle the conversion amounts and were treated as a partial redemption of the shares of our Series D Preferred Stock. Conversions during the nine months ended July 31, 2019 that were settled in a variable number of shares and treated as redemptions resulted in deemed dividends of $6.0 million. The deemed dividends represent the difference between the fair value of the common shares issued to settle the conversion amounts and the carrying value of the Series D Preferred Stock.

Redemption accretion of $3.8 million was recorded during the nine months ended July 31, 2019.

The last outstanding shares of Series D Preferred Stock were converted into common stock on October 1, 2019, so there were no shares of Series D Preferred Stock outstanding during the nine months ended July 31, 2020.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders for the nine months ended July 31, 2020 represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. Net loss attributable to common stockholders for the nine months ended July 31, 2019 represents the net loss for the period less the charge associated with the Series A warrant exchange, the preferred stock dividends on the Series B Preferred Stock, the preferred stock deemed contributions and redemption value adjustment, net on the Series C Preferred Stock and the Series D Preferred Stock deemed dividends and redemption accretion. For the nine-month periods ended July 31, 2020 and 2019, net loss attributable to common stockholders was $72.8 million and $64.2 million, respectively, and loss per common share was $0.35 and $2.97, respectively. The increase in the net loss for the nine months ended July 31, 2020 is primarily due to the change in fair value of the common stock warrant liability discussed above and lower gross profit, partially offset by lower operating expenses and the fact that there were no adjustments recorded for the Series A warrants, the Series D Preferred Stock deemed dividends and redemption accretion and the Series C Preferred Stock deemed contributions and redemption value adjustment, net. The lower loss per common share is due to the higher weighted average shares outstanding as of July 31, 2020 due to share issuances since July 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, including approved amounts that have been financed, as financing does not cover budget overages or the total cost of the projects, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain approval of and receive funding for project construction under its Credit Agreement with Orion Energy Partners Investment Agent, LLC and its affiliated lenders and meet conditions for release of funds, or obtain other financing, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, services agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technology contracts, including achieving a $5 million technological performance milestone under its Joint Development Agreement with ExxonMobil Research and Engineering Company (“EMRE”) during calendar year 2020, (vii) implement the cost reductions necessary to achieve profitable operations and (viii) access the capital markets to raise funds through the sale of equity securities, convertible notes, other equity-linked instruments and/or other debt instruments. Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. We may seek to obtain such financing in both the debt and equity markets. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

There are indicators that substantial doubt about the Company’s ability to continue as a going concern exists, including, but not limited to, historical losses and negative cash flows, increasing costs of debt financing, restrictive debt covenants and restrictions imposed by the Company’s current lenders, limited availability of assets to support borrowing that have not already been pledged to existing lenders, and the need for additional financing to carry out the Company’s business plans. When indicators of substantial doubt exist, GAAP requires management to make an assessment of whether substantial doubt is alleviated by management’s plans. Even though equity and debt financings and other sources of funds may be available in the future, when assessing whether substantial doubt is alleviated, management is not able to place reliance on uncommitted sources of financing.   As of the date of these financial statements, management assessed the Company’s ability to continue as a going concern through analysis of existing cash on hand, expected receipts under existing agreements, and release of short-term restricted cash less expected disbursements over the next twelve months and expects that the Company will meet its obligations for at least one year from the date of issuance of these financial statements (assuming that there are no extraordinary or unanticipated impacts to its business as a result of COVID-19 or otherwise). Execution of the Company’s business plan will require additional financing or other measures to generate cash inflows and reduce cash outflows as early as the expected filing of the Form 10-K for the fiscal year ending October 31, 2020 in order to alleviate substantial doubt in future periods.

The key agreements which have impacted and may in the future impact the Company’s liquidity position include:

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

On June 8, 2020, the Company and certain of its affiliates as guarantors entered into a fifth amendment to the Orion Credit Agreement with the Agent and the lenders (the “Fifth Orion Amendment”). Pursuant to the terms of the Fifth Orion Amendment and the amended Orion Credit Agreement, the lenders have committed to make available certain delayed-draw loans to the Company in an aggregate principal amount of up to $35 million (the “Secondary Facility Loans”) between the execution date and September 14, 2020. Such Secondary Facility Loans may be used for general corporate purposes of the Company or the guarantors in accordance with either (i) the then-effective operating budget of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. Any draws under the Secondary Facility Loans must be repaid by September 1, 2021. As of September 10, 2020, the Company has not made any draws under the Secondary Facility Loans.

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

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the requirements of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act (the “PPP Flexibility Act”), at least 60% of the proceeds used by the Company were used to pay eligible payroll costs. Under the requirements of the CARES Act, as amended by the PPP Flexibility Act, the loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the 24-week period following disbursement or restored by December 31, 2020. Any forgiveness of the loan will be subject to approval by the U.S. Small Business Administration (the “SBA”) and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the lenders under the Orion Facility to enter into the PPP Note, the Agent and the lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. While the Company may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act, as amended by the PPP Flexibility Act, and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven.

•	Open Market Sale Agreement.

On June 16, 2020, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies LLC (“Jefferies”), with respect to an at the market offering program under which the Company may offer and sell up to $75 million of shares of the Company’s common stock from time to time. From the date of the Open Market Sale Agreement through August 6, 2020, 28.3 million shares were sold under the Open Market Sale Agreement at an average sales price per share of $2.55, resulting in gross proceeds of $72.3 million, before deducting expenses and sales commissions. Commissions of $2.2 million were paid to Jefferies in connection with these sales, resulting in net proceeds to the Company of approximately $70.1 million. As the Company has sold $72.3 million of common stock under the Open Market Sale Agreement as of September 10, 2020, it may sell up to approximately $2.7 million of shares in the future under the Open Market Sale Agreement.

The Company’s cash, cash equivalents and restricted cash consist of (a) restricted cash and cash equivalents, which consist of amounts pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts and reserved to pay down the Orion Facility which can be accessed or redeployed into other project financing at the option of and only with the approval of the lenders and the Agent under the Orion Facility or other lenders or third parties; (b) project cash and cash equivalents, which consist of amounts borrowed under the Orion Facility which can be used only by our consolidated wholly-owned project subsidiaries in the normal course of operations for project construction, purchase of equipment (including inventory from FuelCell Energy, Inc.) and working capital for projects approved under the Orion Facility in accordance with each project’s construction budget and schedule and which are classified as unrestricted cash on the Company’s consolidated balance sheets; and (c) unrestricted cash and cash equivalents, which can be used by the Company for general corporate purposes, including working capital at the corporate level. Unrestricted cash and cash equivalents, as presented on the Company’s consolidated balance sheets, consist of the amounts described in (b) and (c) above. As of July 31, 2020, unrestricted cash and cash equivalents totaled $66.3 million compared to $9.4 million as of October 31, 2019. Of this amount, project cash and cash equivalents funded under the Orion Facility totaled $16.2 million as of July 31, 2020 compared to $0 as of October 31, 2019. Excluding project cash and cash equivalents, unrestricted cash and cash equivalents totaled $50.1 million as of July 31, 2020 compared to $9.4 million as of October 31, 2019.

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

Our operating portfolio (32.6 MW as of July 31, 2020) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate approximately $22.0 million per year in annual revenue depending on plant output, operations performance and management, and site conditions. The Company plans to continue to grow this portfolio while also selling certain projects to investors. As of July 31, 2020, the Company had projects representing an additional 40.6 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations. However, operations and performance issues could impact results. The Company expects to finance the construction of the projects still under development and construction using proceeds from the Orion Facility, subject to lender approval, satisfaction of conditions for release of funding, including third party consents, keeping project costs within approved budgets, and having sufficient liquidity to fund our equity portion of such projects. We have worked with and expect to continue to work with other lenders and financial institutions to secure lower-cost long-term debt and tax equity (e.g., sale-leaseback and partnership transactions) for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained or sufficient. As of July 31, 2020, we are financing four projects through sale-leaseback transactions.

As of July 31, 2020, total financing obligations related to project assets under sale lease-back transactions was $49.3 million. Future required payments totaled $21.2 million as of July 31, 2020. The outstanding financing obligation under the sale-leaseback transactions includes an embedded gain, which will be recognized at the end of each respective lease term.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of July 31, 2020:

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

The following table summarizes projects in process, all of which are in backlog, as of July 31, 2020:

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

The projects listed in the above table are in various stages of development or on-site construction and installation. In the third fiscal quarter of 2020, the Company completed the majority of its scope of work on the project at the U.S. Navy Base in Groton, Connecticut and is awaiting third-party study and third-party work to be completed prior to commissioning and commercial operation. Additionally, site civil work has been substantially completed for the project at the San Bernardino, California wastewater treatment facility.

Backlog by revenue category is as follows:

•

Services and license backlog totaled $176.0 million as of July 31, 2020, compared to $192.6 million as of July 31, 2019. Services backlog includes future contracted revenue from routine maintenance and scheduled module exchanges for power plants under service agreements.

•

Generation backlog totaled $1.1 billion as of July 31, 2020, compared to $1.2 billion as of July 31, 2019. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.

•	There was no product sales backlog as of July 31, 2020, compared to $1,000 as of July 31, 2019.
•

Advanced Technologies contract backlog totaled $51.9 million as of July 31, 2020, compared to $27.2 million as of July 31, 2019.  Advanced Technologies contract backlog represents remaining revenue under the Joint Development Agreement with EMRE and government funded projects.

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

Factors that may impact our liquidity in fiscal year 2020 and beyond include:

•

The Company’s cash on hand and access to additional liquidity. The Company’s cash, cash equivalents and restricted cash consist of (a) restricted cash and cash equivalents, which consist of amounts pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts and reserved to pay down the Orion Facility which can be accessed or redeployed into other project financing at the option of and only with the approval of the lenders and the Agent under the Orion Facility or other lenders or third parties; (b) project cash and cash equivalents, which consist of amounts borrowed under the Orion Facility which can be used only by our consolidated wholly-owned project subsidiaries in the normal course of operations for project construction, purchase of equipment (including inventory from FuelCell Energy, Inc.) and working capital for projects approved under the Orion Facility in accordance with each project’s construction budget and schedule and which are classified as unrestricted cash on the Company’s consolidated balance sheets; and (c) unrestricted cash and cash equivalents, which can be used by the Company for general corporate purposes, including working capital at the corporate level. Unrestricted cash and cash equivalents, as presented on the Company’s consolidated balance sheets, consist of the amounts described in (b) and (c) above. As of July 31, 2020, unrestricted cash and cash equivalents totaled $66.3 million compared to $9.4 million as of October 31, 2019. Of this amount, project cash and cash equivalents funded under the Orion Facility totaled $16.2 million as of July 31, 2020 compared to $0 as of October 31, 2019. Excluding project cash and cash equivalents, unrestricted cash and cash equivalents totaled $50.1 million as of July 31, 2020 compared to $9.4 million as of October 31, 2019.

•

The Company’s liquidity position is also supported by the Fifth Orion Amendment. Pursuant to the terms of the Fifth Orion Amendment and the amended Orion Credit Agreement, the lenders have committed to make available the Secondary Facility Loans in an amount of up to $35 million between the execution date and September 14, 2020. Such Secondary Facility Loans may be used for general corporate purposes of the Company or the guarantors in accordance with either (i) the then-effective operating budget of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. Any draws under the Secondary Facility Loans must be repaid by September 1, 2021. As of September 10, 2020, the Company has not made any draws under the Secondary Facility Loans. Refer to Note 16. “Debt and Financing Obligations” for additional details regarding the Fifth Orion Amendment. The Company also intends to pursue other financing arrangements (equity or debt) to further enhance the Company’s liquidity.

•

Short-term restricted cash totaled $6.1 million as of July 31, 2020 compared to $3.5 million as of October 31, 2019. The restricted cash balance as of July 31, 2020 includes a $5.0 million debt reserve established in accordance with the First Orion Amendment (as defined below). The debt reserve will be released on the first date on which all of the following events have occurred (a) the Groton Project shall have achieved its business plan in accordance with the Groton Construction Budget (as defined in the Orion Credit Agreement), (b) the commercial operation date for the Groton Project shall have occurred, (c) the Groton Project shall have met its annualized output and heat rate guarantees for three months, and (d) a disposition, refinancing or tax equity investment of at least $30 million shall have occurred with respect to the Groton Project.

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

•

We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and projects schedules. Changes to production rate take time to implement. In conjunction with and following the reorganization and reduction in workforce in April 2019, we reduced our production rate to approximately 2 MW, which resulted in an annualized production rate through October 31, 2019 of 17 MW. The annualized production rate as of July 31, 2020 was 14 MW, which has been impacted by the manufacturing facility shutdown from March 18, 2020 to June 22, 2020 that was implemented in response to the COVID-19 pandemic. The Company will evaluate future increases in production rate if and when warranted by business conditions, and after restarting production.

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

•

The amount of accounts receivable and unbilled receivables as of July 31, 2020 and October 31, 2019 was $21.4 million ($6.1 million of which is classified as “Other assets”) and $14.6 million ($3.6 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represents revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of July 31, 2020 and October 31, 2019 was $60.5 million ($9.0 million is classified as long-term inventory) and $56.7 million ($2.2 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $36.7 million and $31.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.

•

The amount of total project assets as of July 31, 2020 and October 31, 2019 was $160.9 million and $144.1 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of July 31, 2020 consisted of $74.8 million of completed, operating installations and $86.1 million of projects in development. As of July 31, 2020, we had 32.6 MW of operating project assets that generated $14.8 million of revenue in the nine months ended July 31, 2020. Also, as of July 31, 2020, the Company had an additional 40.6 MW of projects under development and construction, some of which are expected to generate operating cash flows in fiscal year 2020.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of July 31, 2020, we had pledged approximately $41.0 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

•	For fiscal year 2020, we forecast capital expenditures to be less than $1.0 million compared to capital expenditures of $2.2 million in fiscal year 2019.

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended July 31, 2020 and 2019, depreciation and amortization totaled $4.7 million and $3.9 million, respectively (of these totals, approximately $3.1 million and $2.7 million, for the three months ended July 31, 2020 and 2019, respectively, relate to depreciation of project assets in our generation portfolio). For the nine months ended July 31, 2020 and 2019, depreciation and amortization totaled $13.8 million and $8.3 million respectively (of these totals, approximately $8.6 million and $4.7 million for the nine months ended July 31, 2020 and 2019, respectively, relate to depreciation of project assets in our generation portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $107.3 million as of July 31, 2020 compared to $39.8 million as of October 31, 2019. As of July 31, 2020, restricted cash and cash equivalents was $41.0 million, of which $6.1 million was classified as current and $34.9 million was classified as non-current, compared to $30.3 million in restricted cash and cash equivalents as of October 31, 2019, of which $3.5 million was classified as current and $26.9 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2020	2019
Consolidated Cash Flow Data:
Net cash used in operating activities	$(24,577)	$(18,307)
Net cash used in investing activities	(24,264)	(59,273)
Net cash provided by financing activities	116,573	43,168
Effects on cash from changes in foreign currency rates	(230)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,502	$(34,440)

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $24.6 million during the nine months ended July 31, 2020, compared to $18.3 million of net cash used in operating activities during the nine months ended July 31, 2019.

Net cash used in operating activities for the nine months ended July 31, 2020 was primarily a result of the net loss of $70.3 million, increases in accounts receivable of $4.1 million, inventory of $2.7 million, unbilled receivables of $2.7 million and other assets of $1.7 million, and decreases in accounts payable of $7.1 million, offset by an increase in accrued liabilities of $4.5 million, deferred revenue of $1.0 million and net non-cash adjustments of $59.2 million, including a $39.3 million charge related to the change in fair value of common stock warrant liability.

Net cash used in operating activities for the nine months ended July 31, 2019 was primarily a result of the net loss of $42.4 million and increases in inventory of $8.4 million and unbilled receivables of $5.6 million, offset by increases in accounts payable of $9.4 million, deferred revenue of $3.7 million and a decrease in accounts receivable of $4.3 million and net non-cash adjustments of $19.5 million.

Investing Activities – Net cash used in investing activities was $24.3 million for the nine months ended July 31, 2020, compared to net cash used in investing activities of $59.3 million during the nine months ended July 31, 2019.

Net cash used in investing activities for the nine months ended July 31, 2020 included $23.5 million of project assets expenditures and a $0.6 million payment for a working capital adjustment for the acquisition of the Bridgeport Fuel Cell Project.

Net cash used in investing activities for the nine months ended July 31, 2019 included the purchase of all the outstanding membership interests in Bridgeport Fuel Cell, LLC (“BFC”) for $35.5 million, a $21.9 million investment in project assets to expand our operating portfolio and $1.9 million for capital expenditures.

Financing Activities – Net cash provided by financing activities was $116.6 million during the nine months ended July 31, 2020, compared to net cash provided by financing activities of $43.2 million during the nine months ended July 31, 2019.

Net cash provided by financing activities during the nine months ended July 31, 2020 resulted from the receipt of $65.5 million of debt proceeds from the Orion Facility, net of a loan discount of $1.6 million, $14.4 million of proceeds from the Crestmark sale-leaseback transaction, $6.5 million of debt proceeds from Liberty Bank under the PPP Note, $3.0 million of debt proceeds from Connecticut Green Bank, and $64.7 million of proceeds from common stock sales, net of fees, offset by debt repayments of $27.8 million, the payment of deferred financing costs of $2.7 million and the payment of preferred dividends and return of capital of $5.4 million.

Net cash provided by financing activities during the nine months ended July 31, 2019 resulted from the receipt of $55.1 million of debt proceeds, which included $26.7 million of loans from various lenders used for the purchase of all of the outstanding membership interests in BFC, $11.1 million of loans from Fifth Third Bank, $10.0 million of loans from Generate Lending, LLC, $5.8 million of loans from NRG Energy, Inc., $1.5 million of loans from Enhanced Capital Connecticut Fund V, LLC, and $15.4 million of proceeds from common stock sales, net of fees, offset by debt repayment of $23.0 million, the payment of deferred financing costs of $2.5 million and the payment of preferred dividends and return of capital of $1.8 million.

Sources and Uses of Cash and Investments

In order to consistently produce positive cash flow from operations, we need to increase order flow to support higher production levels, leading to lower costs on a per unit basis. We also continue to invest in new product and market development and, as a result, we are not generating positive cash flow from our operations. Our operations are funded primarily through cash generated from product sales, service contracts, generation assets and Advanced Technologies contracts, as well as sales of equity and equity linked securities, issuances of corporate and project level debt, and monetization of technology through licenses. During fiscal year 2019, we implemented a series of restructuring activities aimed at reducing operating costs and streamlining operations while targeting cash generation and long-term financial stability.

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of July 31, 2020 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$28,836	$25,812	$3,024	$-	$—
Series 1 Preferred obligation (2)	23,754	932	22,822	—	—
Term and Construction loans (principal and interest)	172,946	26,575	57,794	47,672	40,905
Capital and operating lease commitments (3)	20,307	1,371	2,658	1,469	14,809
Sale-leaseback financing obligation (4)	21,186	3,969	5,679	5,426	6,112
Natural gas supply contract (5)	13,782	—	2,953	3,938	6,891
Option fee (6)	150	150	—	—	—
Series B Preferred dividends payable (7)	—	—	—	—	—
Totals	$280,961	$58,809	$94,930	$58,505	$68,717

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)

On January 20, 2020, the Company, FCE FuelCell Energy, Ltd. (“FCE Ltd.”) and Enbridge Inc. (“Enbridge”) entered into a letter agreement, which is referred to herein as the “January 2020 Letter Agreement,” pursuant to which they agreed to amend the articles of FCE Ltd. relating to and setting forth the terms of the Class A Preferred Stock of FCE Ltd. (the “Series 1 Preferred Shares”) to modify certain terms of the Series 1 Preferred Shares. Under the terms of the January 2020 Letter Agreement (as described in additional detail below), the Company is still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments are to be made on a quarterly basis and are scheduled to end on December 31, 2021, unless these obligations are satisfied in advance of such date. After taking into account the amendments to the terms of the Series 1 Preferred Shares described in the January 2020 Letter Agreement, the aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million. Refer to Note 13. “Redeemable Preferred Stock” for additional information regarding such letter agreement and such modified terms.

(3)	Future minimum lease payments on finance and operating leases.
(4)

The amount represents payments due on sale-leaseback transactions of our wholly-owned subsidiaries under their respective financing agreements with PNC and Crestmark. Lease payments for each lease under these facilities are generally payable in fixed quarterly installments over a ten-year period.

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

(7)

We pay $3.2 million, if and when declared, in annual dividends on our Series B Preferred Stock. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at July 31, 2020) for 20 trading days during any consecutive 30 trading day period.

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

On November 22, 2019, a second draw (the “Second Funding”) of $65.5 million, funded by Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (the “Orion Lenders”), was made to fully repay certain outstanding third party debt of the Company, including the outstanding construction loan from Fifth Third Bank with respect to the Groton Project and the outstanding loan from Webster Bank, National Association (“Webster Bank”) with respect to the CCSU Project, as well as to fund remaining going forward construction costs and anticipated capital expenditures relating to the Groton Project (a 7.4 MW project), the LIPA Yaphank Solid Waste Management Project (a 7.4 MW project), and the Tulare BioMAT Project (a 2.8 MW project). The Company received $63.9 million in the Second Funding after taking into account a Loan Discount of $1.6 million as described above. Also in conjunction with the Second Funding, the Company issued to the Orion Lenders warrants, which are referred to herein as the “Second Funding Warrants,” to purchase up to a total of 14.0 million shares of the Company’s common stock, with an initial exercise price with respect to 8.0 million of such shares of $0.242 per share and with an initial exercise price with respect to 6.0 million of such shares of $0.620 per share.

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

Under the Orion Credit Agreement, cash interest of 9.9% per annum is paid quarterly. In addition to the cash interest, payment-in-kind interest of 2.05% per annum accrues which will be added to the outstanding principal balance of the Orion Facility but is paid quarterly in cash to the extent of available cash after payment of the Company’s operating expenses and the funding of certain reserves for the payment of outstanding indebtedness to the State of Connecticut and Connecticut Green Bank. The Orion Credit Agreement contains numerous representations, warranties and covenants.

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

Additionally, in order to obtain the Orion Lenders’ consent to the Crestmark sale-leaseback transaction described in Note 11. “Leases” to our consolidated financial statements and to the use of certain proceeds from the Crestmark sale-leaseback transaction (the “Crestmark Proceeds”) as described below, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Third Amendment to the Orion Credit Agreement (the “Third Orion Amendment”) dated February 11, 2020, and a Consent and Waiver dated February 11, 2020 (the “Consent and Waiver”). Pursuant to the Third Orion Amendment, TRS Fuel Cell, LLC was added as an Additional Covered Project Company (as defined in the Orion Credit Agreement), requiring the Company to pledge all of the assets of TRS Fuel Cell, LLC under the Orion Credit Agreement. In addition, pursuant to the Orion Credit Agreement (as modified by the Third Orion Amendment), all of the proceeds received by the Company from the Crestmark sale-leaseback transaction, after a down payment and an initial rental payment under the Lease to Crestmark, the payment of taxes and transaction costs and funding a debt service reserve totaling approximately $1.0 million, were deposited in the Company’s Project Proceeds Account, which account is restricted, with withdrawals permitted only with consent of the Agent for use to (i) prepay the loans under the Orion Credit Agreement or (ii) fund (x) construction costs, inventory or other capital expenditures for an Additional Covered Project (as defined in the Orion Credit Agreement) whose contracted cash flows (as determined in the Orion Lenders’ sole discretion) meet or exceed a coverage ratio acceptable to the Orion Lenders, and (y) inventory, working capital and other costs required in connection with the performance of purchase orders, service agreements and other binding customer agreements (as determined in the Orion Lenders’ sole discretion); provided, however, that, pursuant to the Third Orion Amendment, certain portions of the funds deposited in the Project Proceeds Account were used as follows: (a) $1.1 million of the Crestmark Proceeds were transferred to the Module Reserve Account (as defined in the Orion Credit Agreement) to fund module replacement costs for Covered Projects (as defined in the Orion Credit Agreement); (b) $0.1 million of the Crestmark Proceeds were transferred to the Debt Reserve Account; (c) $1.7 million of the Crestmark Proceeds were used to fund the quarterly cash interest due to the Orion Lenders under the Orion Credit Agreement; and (d) $1.1 million of the Crestmark Proceeds were used to fund the aggregate amount of the dividends on the Company’s Series B Preferred Stock and the Series 1 Preferred Shares of FCE Ltd. required to be paid in the second quarter of fiscal 2020. As of July 31, 2020, the remaining approximately $6.5 million of the Crestmark Proceeds was long-term restricted cash in the Project Proceeds Account. As noted below, on April 30, 2020, the Company reached agreement with the Orion Lenders to allocate up to a total of $3.5 million of these funds to the San Bernardino project over time. Pursuant to the Consent and Wavier, subject to the terms and conditions described above in the Third Orion Amendment, the Orion Lenders consented to the release of liens on those assets that were the subject of the Crestmark sale-leaseback transaction and to the Company’s entering into the Guaranty (as defined elsewhere herein).

On April 30, 2020, the Company, the Agent, the Orion Lenders and the other loan parties entered into the Fourth Amendment to the Orion Credit Agreement (the “Fourth Orion Amendment”). Pursuant to the Fourth Orion Amendment, the Agent and the Orion Lenders agreed to permit the release of $3.5 million from the Project Proceeds Account (as defined in the Orion Credit Agreement) subject to the following terms and conditions. Pursuant to the Fourth Orion Amendment, the Company’s 1.4 MW biogas fueled project at the wastewater treatment plant in San Bernardino, California has been added as an Additional Covered Project (as defined in the Orion Credit Agreement), and the Company subsidiary developing such project, San Bernardino Fuel Cell, LLC, has been added as an Additional Covered Project Company (as defined in the Orion Credit Agreement) such that those covenants, terms and conditions in the Orion Credit Agreement that apply to Covered Projects and Covered Project Companies will now be applicable to the foregoing project and project company, including that the “Project Payoff Amount” (i.e., the amount required pursuant to the Orion Credit Agreement to be realized upon a subsequent sale or refinancing of a project) for the San Bernardino project will be $5 million. In May 2020, $2.3 million of the $3.5 million was released from the Project Proceeds Account, which account is restricted subject to the control of the Agent, and transferred to a General Business Unit Account (as defined in the Orion Credit Agreement), which account is unrestricted and available for general use by the Company. The remaining $1.2 million will be released from the Project Proceeds Account and transferred to a Covered Project Account (as defined in the Orion Credit Agreement) being established for the San Bernardino project for use in connection with the construction of the San Bernardino project upon satisfaction of the following conditions: (a) approval of a self-generation incentive program grant for the San Bernardino project in an amount equal to no less than $1.0 million; (b) approval of an interconnection agreement; (c) provision of a fuel affidavit approval by Southern California Gas Company; (d) issuance of an air permit for the anaerobic digester gas cleanup system; (e) provision of an executed consent to collateral assignment by The City of San Bernardino Municipal Water District; (f) recordation in the land records of San Bernardino County of a memorandum of site license; (g) after giving effect to the release and transfer of $1.2 million to the Covered Project Account, evidence that there will be sufficient cash in the Covered Project Account for the San Bernardino project to cover remaining expenditures and complete the project and (h) written approval of the Agent.

On June 8, 2020, the Company, certain of its affiliates as guarantors, the Agent and the Orion Lenders entered into the Fifth Orion Amendment. Pursuant to the terms of the Fifth Orion Amendment, the Orion Lenders agreed to make a commitment to make certain loans to the Company in an aggregate principal amount of up to $35 million (which are referred to herein as the “Secondary Facility Loans”), and the Company, the guarantors, the Agent and the Orion Lenders agreed to amend the Orion Credit Agreement to facilitate the provision of such Secondary Facility Loans.

Pursuant to the Orion Credit Agreement, as amended by the Fifth Orion Amendment, the Orion Lenders have committed to make Secondary Facility Loans up to an aggregate amount of $35 million available to the Company for general corporate purposes of the Company or the guarantors in accordance with either (i) the then-effective Operating Budget (as defined in the Orion Credit Agreement) of the Company or the guarantors or (ii) the cash use forecast delivered by the Company to the Agent on June 6, 2020. The Secondary Facility Loan commitment allows the Company to draw on the Secondary Facility Loans commencing on June 5, 2020 (the “Commencement Date”) and terminating on September 14, 2020 (the “Termination Date”). The Company may make draws on the Secondary Facility Loans in amounts of no less than $5 million, and no more than $15 million may be drawn in any 30-day period, provided that the Company may draw any remaining available funds under the Secondary Facility Loans between August 15, 2020 and the Termination Date. Any drawn amounts must be fully repaid on or before September 1, 2021 (the “Secondary Facility Repayment Date”). The amended Orion Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, including failure to make payments when due and termination of or default under certain material agreements as specified in the Orion Credit Agreement, that entitle the Agent and the Orion Lenders to cause the Company’s indebtedness under the amended Orion Credit Agreement to become immediately due and payable.

In exchange for the Secondary Facility Loan commitment, the Company will pay to the Orion Lenders an option premium of $1 million on the earlier of the Termination Date and the date of full repayment of all amounts drawn on the Secondary Facility Loans. Such option premium is fully earned on the Commencement Date and non-refundable and non-creditable thereafter, and is due and payable whether or not any draw is ever made under the Secondary Facility Loan commitment. Additionally, for each draw made on the Secondary Facility Loans, the Company must pay to the Orion Lenders an initial draw discount of 5% of the amount drawn. In the event that full repayment of all amounts drawn under the Secondary Facility Loans has not occurred within 6 months of the date of the initial draw, the Company must pay to the Orion Lenders an additional draw discount in the amount of 10% of any amount outstanding under the Secondary Facility Loans as of such date. In the event that full repayment has not occurred within 9 months of the date of the initial draw under the Secondary Facility Loans, the Company must pay to the Orion Lenders an additional draw discount in the amount of 20% of any amount outstanding under the Secondary Facility Loans as of such date. All of such draw discounts will be fully earned on the respective dates and non-refundable and non-creditable thereafter, and will be due on the earlier of the Secondary Facility Repayment Date and the date of full repayment of all amounts drawn under the Secondary Facility Loans.

In connection with the Secondary Facility Loan commitment, the Company is providing additional collateral to the Orion Lenders by a pledge of all of the Company’s intellectual property assets. All liens on the Company’s intellectual property will be released upon full repayment of all amounts drawn under the Secondary Facility Loans or upon termination of the Secondary Facility Loan commitment if no amounts are drawn.

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

The Company is required to prepay any draws on the Secondary Facility Loans in the event that the Company (i) issues or incurs any indebtedness (other than Permitted Indebtedness (as defined in the Orion Credit Agreement)) (“Debt”) or (ii) issues or sells any capital stock or any option, warrant or other instrument, security or right that is convertible into or exercisable or exchangeable for capital stock (“Equity”), by applying 100% of the net proceeds of any such Debt issuance and 50% of the net proceeds of any such Equity issuance to pay down the outstanding amounts under the Secondary Facility Loans. As of September 10, 2020, the Company has not made any draws under the Secondary Facility Loans.

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

The Green Bank Amendment provides that, until such time as the loan (which includes both the outstanding principal balance of the original loan under the Green Bank Loan Agreement and the outstanding principal amount of the December 2019 Loan) has been repaid in its entirety, interest on the outstanding balance of the loan shall accrue monthly in arrears from the date of the Green Bank Amendment at a rate of 5% per annum until May 8, 2019 and at a rate of 8% per annum thereafter, payable by the Company on a monthly basis in arrears. The Green Bank Amendment further provides that the payment by the Company of the Accrued Fees (as described above) includes any shortfall of interest due but unpaid by the Company through and including November 30, 2019. Interest payments made by the Company after the date of the Green Bank Amendment are to be applied first to interest that has accrued on the outstanding principal balance of the original loan under the Green Bank Loan Agreement and then to interest that has accrued on the December 2019 Loan. The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank, to be applied first to repay the outstanding principal balance of the original loan under the Green Bank Loan Agreement and thereafter to repay the outstanding principal amount of the December 2019 Loan, until repaid in full. The Green Bank Amendment further provides that the entire unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026 if not paid sooner in accordance with the Green Bank Loan Agreement. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Fuel Cell to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of July 31, 2020 was $4.8 million.

Bridgeport Fuel Cell Project Loans:  On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84 month period ending in May 2026. The Subordinated Credit Agreement contains representations, warranties and covenants. The balance under the Subordinated Credit Agreement as of July 31, 2020 was $5.2 million.

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

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three and nine months ended July 31, 2020 resulted in a $0.04 million gain and a $0.5 million charge, respectively. The fair value of the interest rate swap liability at July 31, 2020 and October 31, 2019 was $1.1 million and $0.6 million, respectively.

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

In January 2019, the Company and the State of Connecticut entered into a Second Amendment to the Assistance Agreement (the “Second Amendment”). The Second Amendment extends the Target Date to October 31, 2022 and amends the Employment Obligation to require the Company to continuously maintain a minimum of 538 full-time positions for 24 consecutive months. If the Company meets the Employment Obligation, as modified by the Second Amendment, and creates an additional 91 full-time positions, the Company may receive a credit in the amount of $2.0 million to be applied against the outstanding balance of the loan. However, based on the Company’s current headcount and plans for fiscal year 2020 and beyond, it will not meet this requirement or receive this credit. The Second Amendment deletes and cancels the provisions of the Assistance Agreement related to the second phase of the expansion project and the loans related thereto, but the Company had not drawn any funds or received any disbursements under those provisions. A job audit will be performed within 90 days of the Target Date. If the Company does not meet the Employment Obligation, then an accelerated payment penalty will be assessed at a rate of $18,587.36 multiplied by the number of employees below the number of employees required by the Employment Obligation. Such penalty is immediately payable and will be applied first to accelerate the payment of any outstanding fees or interest due and then to accelerate the payment of outstanding principal.

In April of 2020, as a result of the COVID-19 pandemic, the State of Connecticut agreed to defer three months of principal and interest payments under the Assistance Agreement, beginning with the May 2020 payment. These deferred payments will be added at the end of the loan, thus extending out the maturity date by three months.

Liberty Bank Promissory Note:  On April 20, 2020, the Company entered into the PPP Note, dated April 16, 2020, evidencing a loan to the Company from Liberty Bank, under the CARES Act, administered by the SBA. Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the requirements of the CARES Act, as amended by the PPP Flexibility Act, the Company is using the proceeds primarily for payroll costs.

The PPP Note is scheduled to mature on April 16, 2022, has a 1.00% per annum interest rate, and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, as amended by the PPP Flexibility Act. Monthly principal and interest payments, less the amount of any potential forgiveness (as discussed below), will commence on November 16, 2020. The Company did not provide any collateral or guarantees for the PPP Note, nor did the Company pay any facility charge to obtain the PPP Note. The PPP Note provides for events of default, including, among others, those relating to failure to make a payment when due under the PPP Note, failure to comply with any provision of the PPP Note, bankruptcy, and breaches of or materially misleading representations. Upon the occurrence of an event of default, Liberty Bank may require immediate payment of all amounts owing under the PPP Note, collect all amounts owing from the Company, and pursue other remedies. The PPP Note may be prepaid at any time with no prepayment penalties.

Under the requirements of the CARES Act, as amended by the PPP Flexibility Act, proceeds may only be used for the Company’s eligible payroll costs (with salary capped at $100,000 on an annualized basis for each employee), rent, mortgage interest and utilities, in each case paid during the 24-week period following disbursement. In accordance with the requirements of the CARES Act, as amended by the PPP Flexibility Act, at least 60% of the proceeds used by the Company were used to pay eligible payroll costs. The loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the 24-week period following disbursement or restored by December 31, 2020. If not so maintained or restored, forgiveness of the loan will be reduced in accordance with the regulations to be issued by the SBA. Any forgiveness of the loan will be subject to approval by the SBA and Liberty Bank and will require the Company to apply for such treatment in the future. In order to obtain the consent of the Agent and the Orion Lenders under the Orion Facility to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020.

While we may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act, as amended by the PPP Flexibility Act, and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven. Based on guidance from the United States Department of the Treasury, since the total PPP Note proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the SBA.

In addition to the commitments listed in the table under the heading “Commitments and Significant Contractual Obligations,” we have the following outstanding obligations:

Restricted Cash

We have pledged approximately $41.0 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2020, outstanding letters of credit totaled $6.9 million. These expire on various dates through August 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of July 31, 2020 also included $15.0 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $7.0 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 15. “Restricted Cash” for a detailed discussion of the Company’s restricted cash balance.

Uncertain tax positions

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

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of July 31, 2020, our operating portfolio was 32.6 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2020, Advanced Technologies contracts backlog totaled $51.9 million, of which $41.7 million is funded and $10.2 million, which is related to government contracts, is unfunded. Should funding be terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development. The funded backlog includes approximately $10.0 million of milestone payments that are contingent upon achieving technical milestones.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our consolidated financial statements for the nine months ended July 31, 2020 included in this Quarterly Report on Form 10-Q for further information.

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

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2019 filed with the SEC.

Effective November 1, 2019, we adopted Accounting Standards Update 2016-02, “Leases” (“Topic 842”). See “Note 11. “Leases” included in our notes to consolidated financial statements for changes to our critical accounting policies as a result of adopting Topic 842. Other than changes to our accounting for leases as a result of adopting Topic 842, there have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2019.

ACCOUNTING GUIDANCE UPDATE

See Note 2. “Recent Accounting Pronouncements,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance, as well as recent accounting guidance that is not yet effective.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2020, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2020, approximately 1.0% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three and nine months ended July 31, 2020 resulted in a $0.04 million gain and a $0.5 million charge, respectively.

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

Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in this Form 10-Q for the quarter ended July 31, 2020 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may be relied upon.

Previously identified material weakness in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Form 10-Qs for the quarters ended April 30, 2019, July 31, 2019, January 31, 2020 and April 30, 2020 that the Company did not have resources to sufficiently address asset impairments on a timely basis or the accounting considerations and disclosures related to the Company’s amended credit facilities. As a result, we concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures in the consolidated financial statements related to asset impairments and credit facilities. As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, this control deficiency had not been remediated as of October 31, 2019 and the Company further identified that it did not have resources to sufficiently address certain other non-routine transactions and disclosures. This material weakness resulted in material misstatements that were corrected in the consolidated financial statements prior to issuance. This control deficiency has not been remediated as of July 31, 2020.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (ended July 31, 2020) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

SEC Proceedings

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

In 2018, we reported to the SEC Staff these sales and our failure to file or deliver prospectus supplements, and in response to our report, the SEC Staff opened an informal investigation of these sales. Following our self-report and the investigation by the SEC Staff and pursuant to our Offer of Settlement, on September 3, 2020, the SEC entered an order instituting cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933, as amended (the “Securities Act”), finding that we had violated Section 5(b)(2) of the Securities Act with respect to these sales and requiring us to cease and desist from committing or causing any violations and any future violations of Section 5(b)(2) but not imposing any civil penalties or disgorgement. Under the terms of the settlement, we consented to the entry of the order and neither admitted nor denied any of the SEC’s findings. Such a settlement, without a waiver by the SEC, would disqualify us from relying on the safe harbors from registration under the Securities Act set forth in Regulation A, Regulation D and Regulation Crowdfunding, following the effective date of the settlement. Accordingly, we submitted an application to the SEC for a waiver of disqualification under Regulation A and Regulation D. We did not seek a waiver under Regulation Crowdfunding as we do not expect to rely on crowdfunding in raising capital. On September 3, 2020, the SEC Staff granted the requested waivers with respect to Regulation A and Regulation D pursuant to delegated authority.

POSCO Energy Matters

From approximately 2007 through 2015, we relied on POSCO Energy Co., Ltd. (“POSCO Energy”) to develop and grow the South Korean and Asian markets for our products and services. We received upfront license payments and were entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto) (the “License Agreements”). The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the Korean and broader Asian markets. Due to certain actions and inactions of POSCO Energy, the Company has not realized any material revenues, royalties or new projects developed by POSCO Energy since late 2015.

In November 2019, POSCO Energy spun-off its fuel cell business into a new entity, Korea Fuel Cell Co., Ltd. (“KFC”), without the Company’s consent. As part of the spin-off, POSCO Energy transferred manufacturing and service rights under the License Agreements to KFC, but retained distribution rights and severed its own liability under the License Agreements. The Company formally objected to POSCO Energy’s spin-off and POSCO Energy posted a bond to secure any liabilities to the Company arising out of the spin-off.

On February 19, 2020, the Company notified POSCO Energy in writing that it was in material breach of the License Agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, the Company and its products. The Company also notified POSCO Energy that, under the terms of the License Agreements, it had 60 days to fully cure its breaches to the Company’s satisfaction and that failure would lead to termination of the License Agreements. Further, on March 27, 2020, the Company notified POSCO Energy of additional instances of its material breach of the License Agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module replacements.

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company as part of such warranty claims which delayed receipt of certain payments owed to the Company. At July 31, 2020, outstanding accounts receivable for Korea Southern Power Company was $3.1 million. The Company is vigorously defending these actions as it believes they lack merit and were filed in an attempt to obtain leverage over the Company to prevent the Company from terminating the License Agreements and filing the arbitration discussed below.

On June 28, 2020, the Company notified POSCO Energy and KFC in writing that the Company terminated the License Agreements effective as of such date. The Company has demanded compliance with POSCO Energy’s obligations under the License Agreements to return all Company confidential information and know-how and that POSCO Energy and KFC not make any further use of the Company’s technology. The Company offered POSCO Energy a limited license in order to fulfill POSCO Energy’s obligations to service existing clients. With the termination of the License Agreements, the Company has commenced the marketing of its products and services directly in the Korean and broader Asian markets.

On June 28, 2020, the Company also filed a demand for arbitration against POSCO Energy and KFC in the International Court of Arbitration of the International Chamber of Commerce based on POSCO Energy’s (i) failure to exercise commercially reasonable efforts to sell the Company’s technology in the Korean and Asian markets, (ii) disclosure of the Company’s proprietary information to third parties, (iii) attack on the Company’s stock price and (iv) spin-off of POSCO Energy’s fuel cell business into KFC without the Company’s consent. The Company has requested that the arbitral tribunal (a) confirm through declaration that POSCO Energy’s exclusive license to market the Company’s technology and products in Korea and Asia is null and void as a result of the breaches of the License Agreements and that the Company has the right to pursue direct sales in these markets, (b) order POSCO Energy and KFC to compensate the Company for losses and damages suffered in the amount of more than $200 million, and (c) order POSCO Energy and KFC to pay the Company’s arbitration costs, including counsel fees and expenses. The Company has retained outside counsel on a contingency basis to pursue its claims, and outside counsel has entered into an agreement with a litigation finance provider to fund the legal fees and expenses of the arbitration.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleges that it is seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether the Company’s Board of Directors and its management breached their fiduciary duties of loyalty, due care, and good faith. POSCO Energy seeks an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deems just and proper.

The Company believes that POSCO Energy’s demand to inspect the books and records of the Company is not for a proper purpose, is in fact simply fulfillment of POSCO Energy’s prior threats to file a series of actions against the Company, and is an attempt to obtain leverage over the Company and gain advantage in the pending arbitration filed by the Company against POSCO Energy. The Company intends to vigorously defend itself against POSCO Energy’s claims and believes it will be apparent at the conclusion of the matter that the action was filed for an improper purpose.

Other Legal Proceedings

From time to time, we are involved in other legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary course of our business (“Other Legal Proceedings”). Although we cannot assure the outcome of such Other Legal Proceedings, management presently believes that the result of such Other Legal Proceedings, either individually, or in the aggregate, will not have a material adverse effect on our consolidated financial statements, and no material amounts have been accrued in our consolidated financial statements with respect to these matters.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such cases, the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors below amend and supersede the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Our business and operations may be adversely affected by the 2019 Novel Coronavirus (COVID-19) outbreak or other similar outbreaks.

Any outbreaks of contagious diseases, including the recent outbreak of the coronavirus that was first detected in Wuhan, China in December 2019 and has since developed into a global pandemic, and other adverse public health developments in countries where we and our suppliers operate could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions to or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, the coronavirus has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects. COVID-19 may impact the health of our team members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, or otherwise cause human impacts that may negatively impact our business. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. For example, on March 18, 2020, the Company, in response to the escalating global COVID-19 outbreak, temporarily suspended operations at its Torrington, Connecticut manufacturing facility, and also ordered those employees that could work from home to do so. This suspension was subsequently extended following the guidance of Connecticut’s stay at home orders. While the Company resumed operations in the manufacturing facility on June 22, 2020, the Company continues to evaluate its ability to operate in light of recent resurgences of COVID-19 and the advisability of continuing operations, based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of its employees, customers and stockholders. Accordingly, there can be no assurance that the Torrington manufacturing facility will remain open (in full or in part), that our employees that continue to work remotely will return to the office or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to general virus conditions or due to an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. An extended period of remote working by the Company’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Further, the Company has experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to the Company’s employees, including the provision of additional time off for employees who have contracted COVID-

19 or are required to be quarantined or who are unable to obtain childcare to return to work, (iii) implementing increased health and safety protocols at all of the Company’s facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Although the Company believes it is currently considered an “essential” business in its operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results and financial condition. Furthermore, to the extent that these exemptions or exceptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition. While we have attempted to continue business development activities during the pandemic, state and local shut downs, shelter in place orders and travel restrictions have impeded our ability to meet with customers and solicit new business and certain bids and solicitations in which we typically participate have been postponed. As a result, at this time, it is impossible to predict the overall impact of the coronavirus on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic, or because the pandemic worsens again. Additional public health crises could also emerge in the future, including other pandemics or epidemics. Such public health crises could pose further risks to the Company and could also have a material adverse effect on our business, results of operations and financial position.

Our Paycheck Protection Program loan may not be forgiven, may subject us to challenges regarding qualification for the loan and has resulted in an informal SEC inquiry into our financial disclosures.

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the CARES Act. Pursuant to the PPP Note, the Company received total proceeds of approximately $6.5 million on April 24, 2020. In accordance with the requirements of the CARES Act, as amended by the PPP Flexibility Act, at least 60% of the proceeds used by the Company were used to pay eligible payroll costs. The loan may be fully forgiven if (i) proceeds are used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries are either maintained during the 24-week period following disbursement or restored by December 31, 2020. If not so maintained or restored, forgiveness of the loan will be reduced in accordance with the regulations to be issued by the SBA. In order to obtain the consent of the Agent and the Orion Lenders under the Orion Facility to enter into the PPP Note, the Agent and the Orion Lenders have required the Company to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under the PPP regulations in effect as of June 6, 2020. Any forgiveness of the loan will be subject to approval by the SBA and Liberty Bank and will require the Company to apply for such treatment in the future. While we may apply for forgiveness of the PPP Note in accordance with the requirements and limitations under the CARES Act, as amended by the PPP Flexibility Act, and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Note will be forgiven. In addition, based on guidance from the United States Department of the Treasury, since the total PPP Note proceeds exceeded $2.0 million, our forgiveness application will be subject to audit by the SBA, including with respect to our certification that the current economic uncertainty made our loan request necessary to support our ongoing operations. Such certification does not contain any objective criteria and is subject to interpretation. If we are found to have been ineligible to receive the loan under the PPP Note, or in violation of any of the laws or regulations that may apply to us in connection with the PPP Note, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Note. In addition, our receipt of the loan may result in adverse publicity and damage to our reputation, governmental investigations, inquiries, reviews and audits, such as the SEC inquiry described below, which could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

On or about May 11, 2020, the Division of Enforcement of the SEC sent the Company an inquiry requesting that the Company voluntarily provide information to the SEC pertaining to the Company’s application and resulting loan under the Paycheck Protection Program and how the need for the loan compares with the Company’s filings, disclosures and financial condition. While this request for information is voluntary and the Company was not obligated to respond, the Company is cooperating and has provided information to the SEC.

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

On April 12, 2019, we undertook a reorganization, which included a workforce reduction of 30%, or 135 employees. On March 18, 2020, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility as a result of the COVID-19 pandemic until we resumed operations on June 22, 2020. This workforce reduction and subsequent manufacturing facility closure may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce but have been affected by the manufacturing facility closure, or who fear returning to work in any of our facilities due to COVID-19 to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. Furthermore, employees whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional workforce reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our backlog and business plans. Additionally, our recent reduction in workforce and manufacturing facility closure may make it more difficult to recruit and retain new hires as our business grows.

We have debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of July 31, 2020, our total consolidated debt and financing obligations outstanding (“indebtedness”) was $175.7 million ($166.2 million, net of finance costs and debt discounts), of which an aggregate of $80.0 million ($76.0 million, net of finance costs and debt discounts) was senior secured indebtedness under the Orion Credit Agreement and an aggregate of $95.7 million ($90.2 million, net of finance costs and debt discounts) was other secured indebtedness. As of July 31, 2020, our subsidiaries had $128.9 million ($124.6 million, net of finance costs and debt discounts) of indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP). The majority of our debt is long-term with $17.7 million due within twelve months of July 31, 2020.

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

We previously disclosed in our Form 10-Qs for the quarters ended April 30, 2019, July 31, 2019, January 31, 2020 and April 30, 2020 and in our Form 10-K for the year ended October 31, 2019 that we did not have resources to sufficiently address asset impairments on a timely basis or the accounting considerations and disclosures related to our amended credit facilities. As a result, we concluded that there was a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures in the consolidated financial statements related to asset impairments, credit facilities and other non-routine transactions and disclosures. This material weakness resulted in material misstatements that were corrected in the consolidated financial statements prior to issuance. This material weakness had not been remediated as of July 31, 2020.

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

Our products compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products or attributes or performance of other energy sources are favored over our products, sales of our products will be adversely affected.

Our power plants can operate on a variety of fuels, including but not limited to natural gas, renewable biogas, directed biogas and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as solar, wind, oil, gas or coal or local utility electricity costs. Significant decreases (or short term increases) in the price of these technologies or fuels or prices for grid delivered electricity could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products. Additionally, in certain markets, consumers and regulators have expressed a preference for zero-carbon generating resources despite their overall environmental footprint over fueled resources. Sales of our products could be adversely affected in these markets due to a misunderstanding of the total carbon footprint associated with zero-carbon intermittent power generating resources. Our products may be selected for certain attributes, such as reliability or resiliency. If our products fail to perform as expected in these markets, our products may no longer be considered attractive for such applications, which could have a material adverse effect on our business.

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

Our contracted projects may not convert to revenue, and our sales pipeline may not convert to contracts, which may have a material adverse effect on our revenue and cash flow.

Some of the project awards we receive and orders we accept from customers require certain conditions or contingencies (such as permitting, interconnection or financing) to be satisfied, some of which are outside of our control. The time periods from receipt of an award to execution of a contract, or receipt of a contract to installation may vary widely and are determined by a number of factors, including the terms of the award, governmental policies or regulations that go into effect after the award, the terms of the customer contract and the customer’s site requirements. These same or similar conditions and contingencies may be required by financiers in order to draw on financing to complete a project. If these conditions or contingencies are not satisfied, or changes in laws affecting project awards occur, project awards may not convert to contracts, and installations may be delayed or canceled. This could have an adverse impact on our revenue and cash flow and our ability to complete construction of a project.

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

In certain instances, we have executed PPAs with the utility, end-user of the power or site host of the fuel cell power plant. We may then sell the PPA to a project investor or retain the project and collect revenue from the sale of power over the term of the PPA, recognizing electricity revenue as power is generated and sold.

We have contracted under long-term service agreements with certain customers to provide service on our products over terms up to 20 years. Under the provisions of these contracts, we provide services to maintain, monitor, and repair customer power plants to meet minimum operating levels. Pricing for service contracts is based upon estimates of future costs including future module replacements. While we have conducted tests to determine the overall life of our products, we have not run certain of our products over their projected useful life or in all potential conditions prior to large scale commercialization. As a result, we cannot be sure that these products will last to their expected useful life or perform as anticipated in all conditions, which could result in warranty claims, performance penalties, maintenance and module replacement costs in excess of our estimates, losses on service contracts and/or a negative perception of our products.

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

Our plans are dependent upon market acceptance of, as well as enhancements to, our products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources or non-fuel based power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our products may be affected by many factors that are out of our control, including:

•	the cost competitiveness of our fuel cell products including availability and output expectations and total cost of ownership;
•	the future costs of natural gas and other fuels used by our fuel cell products;
•	customer reluctance to try a new product;
•	the market for distributed generation and government policies that affect that market;
•	government incentives, mandates or other programs favoring zero carbon energy sources;
•	local permitting and environmental requirements;
•	customer preference for non-fuel based technologies; and
•	the emergence of newer, more competitive technologies and products.

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

We may be required to record a significant charge to operations in our financial statements should we determine that our goodwill, other intangible assets (i.e., in process research and development (“IPR&D”)), other long-lived assets (i.e., property, plant and equipment and definite-lived intangible assets), inventory, or project assets are impaired. Such a charge might have a significant impact on our reported financial condition and results of operations. We recorded the following impairment charges during the year ended October 31, 2019: (i) a $2.8 million charge for a specific construction in process asset related to automation equipment for use in manufacturing due to uncertainty as to whether the asset will be completed as a result of our liquidity position and continued low level of production rates, (ii) a $14.4 million charge related to a project asset for which we will not be able to secure a PPA with acceptable terms, and which we have therefore decided to operate under a merchant model for the next 5 years, selling power to the Connecticut grid under wholesale tariff rates and Renewable Energy Credits (RECs) to market participants, and (iii) a $3.1 million charge related to a project asset for which we decided to pursue termination of the related PPA given regulatory changes impacting the future cost profile of the project.

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

The amount of total inventory as of July 31, 2020 and October 31, 2019 was $60.5 million ($9.0 million of which was classified as long-term inventory) and $56.7 million ($2.2 million of which was classified as long-term inventory), respectively, which includes work in process inventory totaling $36.7 million and $31.2 million, respectively. We reduced our production rate and have been operating at a lower level for a period of time in order to deploy inventory to new projects and mitigate future increases in inventory. In addition, there are risks that our inventory could lose some or all of its value due to technological obsolescence, shifts in market demand or other unexpected changes in industry conditions and circumstances. If we are unable to deploy our current inventory or new inventory consistent with our business plan, we may be required to sell it at a loss, abandon it or recycle it into different products. These actions would result in a significant charge to operations. Such a charge might have a significant impact on our financial condition and results of operations.

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

Our privately funded advanced technologies contracts, including our Joint Development Agreement with EMRE, are subject to termination at the convenience of the contracting party and contain certain milestones and deliverables. Accordingly, we cannot be sure whether we will receive the full amounts contracted for under privately funded advanced technologies contracts. Termination of these contracts or failure to receive the full amounts under any of these contracts could materially and adversely affect our business prospects, results of operations and financial condition.

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

We cannot assure you that we will enter into business relationships that are consistent with, or sufficient to support, our commercialization plans and our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the business associates with whom we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these arrangements have required or will require that we grant exclusive rights to certain companies in defined territories or for specific technologies. These exclusive arrangements could result in our being unable to enter into other arrangements at a time when the business associate with whom we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. In addition, future arrangements may also include the issuance of equity and/or warrants to purchase our equity, which may have an adverse effect on our stock price and would dilute our existing stockholders. To the extent we enter into partnerships or other business relationships, the failure of these partners or other business associates to assist us with the deployment of our products may adversely affect our results of operations and financial condition.

We depend on third party suppliers for the development and supply of key raw materials and components for our products.

We use various raw materials and components to construct a fuel cell module, including nickel and stainless steel that are critical to our manufacturing process. We also rely on third-party suppliers for the balance-of-plant components in our products. Suppliers must undergo a qualification process, which takes four to twelve months. We continually evaluate new suppliers, and we are currently qualifying several new suppliers. There are a limited number of suppliers for some of the key components of our products. A supplier’s failure to develop and supply components in a timely manner or to supply components that meet our quality, quantity or cost requirements or our technical specifications, or our inability to obtain alternative sources of these components on a timely basis or on terms acceptable to us, could each harm our ability to manufacture our SureSource products. In addition, to the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

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

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement, misappropriation, or other violation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property.

We previously licensed certain of our carbonate fuel cell manufacturing intellectual property to POSCO Energy Co., Ltd. (“POSCO Energy”) on an exclusive basis in the Korean and broader Asian markets, but we terminated our license agreements with POSCO Energy on June 28, 2020. In addition, effective as of June 11, 2019, we entered into a License Agreement with ExxonMobil Research and Engineering Company (the “EMRE License Agreement”), pursuant to which we agreed, subject to the terms of the EMRE License Agreement, to grant ExxonMobil Research and Engineering Company (“EMRE”) and its affiliates a non-exclusive, worldwide, fully paid, perpetual, irrevocable, non-transferrable license and right to use our patents, data, know-how, improvements, equipment designs, methods, processes and the like to the extent it is useful to research, develop, and commercially exploit carbonate fuel cells in applications in which the fuel cells concentrate carbon dioxide from industrial and power sources and for any other purpose attendant thereto or associated therewith. Such right and license is sublicensable to third parties performing work for or with EMRE or its affiliates, but shall not otherwise be sublicensable. Furthermore, on November 5, 2019, we entered into a Joint Development Agreement with EMRE, pursuant to which we agreed to grant EMRE and its affiliates a worldwide, non-exclusive, royalty-free, irrevocable, perpetual, sub-licensable, non-transferable (subject to certain exceptions) right and license to practice certain Company background intellectual property (to the extent not already licensed pursuant to the EMRE License Agreement) for new carbonate fuel cell technology in carbon capture applications and hydrogen applications. We depend on POSCO Energy and EMRE to also protect our intellectual property rights, but we cannot assure you that POSCO Energy or EMRE will do so. For example, we have filed a demand for arbitration against POSCO Energy in the International Court of Arbitration of the International Chamber of Commerce based, in part, on POSCO Energy’s disclosure of our proprietary information to third parties.

As of July 31, 2020, we, excluding our subsidiaries, had 99 U.S. patents and 176 patents in other jurisdictions covering our fuel cell technology (in certain cases covering the same technology in multiple jurisdictions), with patents directed to various aspects of our SureSource technology, solid oxide fuel cell (“SOFC”) technology, PEM fuel cell technology and applications thereof. As of July 31, 2020, we also had 68 patent applications pending in the U.S. and 113 patent applications pending in other jurisdictions. Our U.S. patents will expire between 2020 and 2038, and the current average remaining life of our U.S. patents is approximately 9.0 years. Our subsidiary, Versa Power Systems, Ltd., as of July 31, 2020, had 33 U.S. patents and 100 international patents covering the SOFC technology (in certain cases covering the same technology in multiple jurisdictions), with an average remaining U.S. patent life of approximately 4.8 years. As of July 31, 2020, Versa Power Systems, Ltd. also had 2 pending U.S. patent applications and 14 patent applications pending in other jurisdictions. In addition, as of July 31, 2020, our subsidiary, FuelCell Energy Solutions, GmbH, had license rights to 2 U.S. patents and 7 patents outside the U.S. for carbonate fuel cell technology licensed from Fraunhofer IKTS.

Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not able to be patented, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing, misappropriating or otherwise violating third-party intellectual property, we do not know whether we will be able to obtain licenses to use such intellectual property on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope, and enforceability of a particular patent.

We cannot assure you that any of the U.S. or international patents owned by us or other patents that third parties license to us will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others, or that any of our owned or licensed pending or future patent applications will be issued with the breadth of claim coverage sought by us or our licensors, if issued at all. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or able to be patented, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our subcontractors, vendors, suppliers, consultants, strategic business associates and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property has been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing, misappropriating or otherwise violating third-party intellectual property, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

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

While, other than with respect to claims we have made against POSCO Energy in the arbitration for disclosure of our proprietary information to third parties, we are not currently engaged in any intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed, misappropriated or otherwise violated the intellectual property rights of others or commence lawsuits against others who we believe are infringing, misappropriating or otherwise violating our rights or violating their agreements to protect our intellectual property. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not that litigation is resolved in our favor.

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

In addition, certain of our products benefit from federal, state and local governmental incentives, mandates or other programs promoting clean energy generation. Any changes to or termination of these programs could reduce demand for our products, impair sales financing, and adversely impact our business results.

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

We could incur costs or liabilities, or become subject to other adverse impacts, in connection with federal, state and local environmental laws applicable to our research, development or manufacturing operations or our products.

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

In addition, given that some of our product configurations run on fossil fuels, we may be negatively impacted by CO2-related changes in applicable laws, regulations, ordinances, rules or the requirements of the incentive programs on which we and our customers currently rely. Changes in any of the laws, regulations, ordinances or rules that apply to our installations and new technology could make it illegal or more costly for us or our customers to install and operate our products at particular sites. Additionally, our customers and potential customers’ energy procurement policies may prohibit or limit their willingness to procure our products. Our business prospects may be negatively impacted if we are prevented from completing new installations or our installations become more costly as a result of laws, regulations, ordinances, or rules applicable to our products, or by our customers’ and potential customers’ energy procurement policies

Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims.

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

Since we market our products both inside and outside the U.S., our success depends in part on our ability to secure international customers and our ability to manufacture products that meet foreign regulatory and commercial requirements in target markets. Sales to customers in South Korea have historically represented the majority of our international sales. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. In addition, we are subject to tariff regulations and requirements for export licenses, particularly with respect to the export of some of our technologies. We face numerous challenges in our international expansion, including unexpected changes in regulatory requirements and other geopolitical risks, fluctuations in currency exchange rates, longer accounts receivable requirements and collections, greater bonding and security requirements, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of international laws. Any of these factors could adversely affect our results of operations and financial condition.

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

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our brands, reputation, business financial condition and results of operations, as well as subject us to significant fines, litigation losses, third-party damages and other liabilities

Litigation could expose us to significant costs and adversely affect our business, financial condition, and results of operations.

We are, or may become, party to various lawsuits, arbitrations, mediations, regulatory proceedings and claims, which may include lawsuits, arbitrations, mediations, regulatory proceedings or claims relating to commercial liability, product recalls, product liability, product claims, employment matters, environmental matters, breach of contract, intellectual property, indemnification, stockholder suits, derivative actions or other aspects of our business. Litigation (including the other types of proceedings identified above) is inherently unpredictable, and although we may believe we have meaningful defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our business, financial condition, and results of operations. The costs of responding to or defending litigation may be significant and may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation that may decrease customer confidence in our business or our management, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may have a material adverse effect on our business, financial condition, and results of operations.

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

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	failure to meet commercialization milestones;
•	failure to win contracts through competitive bidding processes;
•	the loss of a major customer or a contract;
•	variations in our quarterly operating results from the expectations of securities analysts or investors;
•	downward revisions in securities analysts’ estimates or changes in general market conditions;
•	changes in the securities analysts that cover us or failure to regularly publish reports;
•	announcements of technological innovations or new products or services by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	investor perception of our industry or our prospects;
•	insider selling or buying;
•	demand for our common stock;
•	dilution from issuances of common stock;
•	general market trends or preferences for non-fueled resources;
•	the COVID-19 pandemic;
•	general technological or economic trends; and
•	changes in United States or foreign political environment and the passage of laws, including, tax, environmental or other laws, affecting the product development business.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

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

There are indicators that substantial doubt about the Company’s ability to continue as a going concern exists, including, but not limited to, historical losses and negative cash flows, increasing costs of debt financing, restrictive debt covenants and restrictions imposed by the Company’s current lenders, limited availability of assets to support borrowing that have not already been pledged to existing lenders, and the need for additional financing to carry out the Company’s business plans. When indicators of substantial doubt exist, GAAP requires management to make an assessment of whether substantial doubt is alleviated by management’s plans. Even though equity and debt financings and other sources of funds may be available in the future, when assessing whether substantial doubt is alleviated, management is not able to place reliance on uncommitted sources of financing.   As of the date of these financial statements, management assessed the Company’s ability to continue as a going concern through analysis of existing cash on hand, expected receipts under existing agreements, and release of short-term restricted cash less expected disbursements over the next twelve months and expects that the Company will meet its obligations for at least one year from the date of issuance of these financial statements (assuming that there are no extraordinary or unanticipated impacts to its business as a result of COVID-19 or otherwise). Execution of the Company’s business plan will require additional financing or other measures to generate cash inflows and reduce cash outflows as early as the expected filing of the Form 10-K for the fiscal year ending October 31, 2020 in order to alleviate substantial doubt in future periods.

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

As of July 31, 2020, we had reserved for issuance 8,000,000 shares of our common stock issuable upon the exercise of the Orion Warrants and 964,114 shares of our common stock issuable upon exercise of the Series C Warrants dated May 3, 2017. Upon exercise of these warrants, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding warrants that have exercise prices that are below the market price of our common stock from time to time, our stockholders would experience dilution upon the exercise of these warrants. On June 29, 2020, we filed a registration statement pursuant to which selling stockholders may from time to time sell up to 8,000,000 shares of common stock issuable upon the exercise of the Orion Warrants and 9,396,320 shares of common stock issued upon the cashless exercise of the Orion Warrants. The registration statement was declared effective on July 20, 2020. The exercise of the warrants and/or sale of shares underlying these warrants, or the perception that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future.

Our ability to use our significant net operating loss (“NOL”) carryforwards may be subject to limitations in the future.

As of October 31, 2019, we had federal and state net operating loss carryforwards of $850.0 million and $438.8 million, respectively. The federal NOL carryforwards expire in varying amounts from fiscal years 2020 through 2037, while state NOL carryforwards expire in varying amounts from fiscal years 2020 through 2039. Federal NOLs generated beginning in fiscal 2018 are not subject to expiration but may be subject to limitation. These deferred tax assets have been fully offset by a valuation allowance. These NOLs may be utilized to reduce future taxable income, subject to certain limitations if we experience an ownership shift of greater than 50%, as determined under Section 382 of the Internal Revenue Code of 1986. We periodically undertake a Section 382 ownership shift analysis to determine whether any of our NOL carryovers may be subject to limitation. As of July 31, 2020, we determined that the ownership shift under Section 382 was 49.7%. If future sales of common stock by the Company, or changes in the number of shares of common stock owned by certain stockholders or groups of stockholders (which are outside of our control), as measured under Section 382, cause us to experience an ownership shift of greater than 50%, our ability to utilize our NOL carryforwards to offset future federal and state income tax liabilities could be limited or deferred.

The pending legal proceedings with POSCO Energy could expose us to costs of such legal proceedings or an adverse judgment.

From approximately 2007 through 2015, we relied on POSCO Energy to develop and grow the South Korean and Asian markets for our products and services. We entered into manufacturing and technology transfer agreements with POSCO Energy, including the Alliance Agreement dated February 7, 2007 (and amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and amendments thereto) (the “License Agreements”). The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the Korean and broader Asian markets. Due to certain actions and inactions of POSCO Energy, we have not realized any material revenues, royalties or new projects developed by POSCO Energy since late 2015.

In November 2019, POSCO Energy spun-off its fuel cell business into a new entity, Korea Fuel Cell Co., Ltd. (“KFC”), without the Company’s consent. As part of the spin-off, POSCO Energy transferred manufacturing and service rights under the License Agreements to KFC, but retained distribution rights and severed its own liability under the License Agreements. We formally objected to POSCO Energy’s spin-off and POSCO Energy posted a bond to secure any liabilities to the Company arising out of the spin-off.

On February 19, 2020, we notified POSCO Energy in writing that it was in material breach of the License Agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, the Company and its products. We also notified POSCO Energy that, under the terms of the License Agreements, it had 60 days to fully cure its breaches to our satisfaction and that failure would lead to termination of the License Agreements. Further, on March 27, 2020, we notified POSCO Energy of additional instances of its material breach of the License Agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module replacements.

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against us at the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to us by Korea Southern Power Company as part of such warranty claims which has delayed receipt of certain payments owed to us. At July 31, 2020, outstanding accounts receivable for Korea Southern Power Company was $3.1 million.

On June 28, 2020, we terminated our License Agreements with POSCO Energy and filed a demand for arbitration against POSCO Energy and KFC in the International Court of Arbitration of the International Chamber of Commerce based on POSCO Energy’s (i) failure to exercise commercially reasonable efforts to sell our technology in the Korean and Asian markets, (ii) disclosure of our proprietary information to third parties, (iii) attack on our stock price and (iv) spin-off of POSCO Energy’s fuel cell business into KFC without our consent. We have requested that the arbitral tribunal (a) confirm through declaration that POSCO Energy’s exclusive license to market our technology and products in Korea and Asia is null and void as a result of the breaches of the License Agreements and that we have the right to pursue direct sales in these markets, (b) order POSCO Energy and KFC to compensate us for losses and damages suffered in the amount of more than $200 million, and (c) order POSCO Energy and KFC to pay our arbitration costs, including counsel fees and expenses.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleges that it is seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether the Company’s Board of Directors and its management breached their fiduciary duties of loyalty, due care, and good faith. POSCO Energy seeks an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deems just and proper.

We cannot predict the outcome of the arbitration proceedings against POSCO Energy and KFC, the litigation and arbitration proceedings filed by POSCO Energy against us, or any future discussions with, or other actions or legal proceedings against or involving, POSCO Energy or KFC, if they occur, the future status or scope of our relationship with POSCO Energy or KFC, whether our relationship with POSCO Energy or KFC will continue in the future, whether we will become involved in additional mediations, arbitrations, litigation or other proceedings with POSCO Energy or KFC, what the costs of any such current or future proceedings will be or the effect of such current or future proceedings on the market. We also cannot predict collection timing of any receipts which are currently being delayed as a result of these proceedings. Any such current or future proceedings could result in significant expense to us, distract management’s attention from the operation of our business and adversely affect our business and financial condition and reputation in the market, whether or not such proceedings are resolved in our favor. Additionally, although we believe that termination of the License Agreements affords us with the ability to market our products and services in South Korea and the broader Asian market, we cannot predict whether our efforts to access the South Korean and Asian markets, which are complex markets, will be successful or will be limited, hindered or delayed.

The rights of the Series 1 Preferred Shares and our Series B Preferred Stock could negatively impact our cash flows and the rights of our Series B Preferred Stock could dilute the ownership interest of our stockholders.

The terms of the Series 1 Preferred Shares issued by FCE Ltd. provide rights to the holder, Enbridge Inc. (“Enbridge”), which could negatively impact us.

The provisions of the Series 1 Preferred Shares, as such were amended pursuant to a letter agreement entered into by the Company, FCE Ltd. and Enbridge on January 20, 2020, require that FCE Ltd. make annual payments to Enbridge totaling Cdn. $1,250,000, including (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000, with such payments to be made on a quarterly basis through December 31, 2021. Commencing on January 1, 2020, dividends accrue at an annual rate of 15% on the principal redemption price with respect to the Series 1 Preferred Shares and any accrued and unpaid dividends on the Series 1 Preferred Shares. The aggregate amount of all accrued and unpaid dividends to be paid on the Series 1 Preferred Shares on or before December 31, 2021 is expected to be Cdn. $26.5 million and the balance of the principal redemption price to be paid on or before December 31, 2021 with respect to all of the Series 1 Preferred Shares is expected to be Cdn. $3.5 million. In connection with the letter agreement, the Company entered into the Second Amendment to the Orion Credit Agreement (the “Second Orion Amendment”), which adds a new affirmative covenant to the Orion Credit Agreement that obligates the Company to, and to cause FCE Ltd. to, on or prior to November 1, 2021, either (i) pay and satisfy in full all of their respective obligations in respect of, and fully redeem and cancel, all of the Series 1 Preferred Shares of FCE Ltd., or (ii) deposit in a newly created account of FCE Ltd. or the Company cash in an amount sufficient to pay and satisfy in full all of their respective obligations in respect of, and to effect a redemption and cancellation in full of, all of the Series 1 Preferred Shares of FCE Ltd. The Second Orion Amendment also provides that the amended articles of FCE Ltd. setting forth the modified terms of the Series 1 Preferred Shares will be considered a “Material Agreement” under the Orion Credit Agreement. Under the Second Orion Amendment, a failure to satisfy this new affirmative covenant or to otherwise comply with the terms of the Series 1 Preferred Shares will constitute an event of default under the Orion Credit Agreement, which could result in the acceleration of any amounts outstanding under the Orion Credit Agreement.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2020 – May 31, 2020	1,261	$2.13	—	—
June 1, 2020 – June 30, 2020	311	$1.48	—	—
July 1, 2020 – July 31, 2020	—	$—	—	—
Total	1,572	$2.00	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, July 12, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 1999).
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

3.11

Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019).

3.12

Certificate of Amendment of the Certificate of Incorporation of the Company, dated May 11, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020).

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

Exhibit No.	Description
4.14

Schedule A setting forth the amended rights, privileges, restrictions and conditions of the Class A Cumulative Preferred Stock of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, filed on January 22, 2020).

4.15

Articles of FCE FuelCell Energy Ltd., effective as of January 20, 2020, including in Article 27.2 the Special Rights and Restrictions of the Class A Preferred Shares of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the period ending April 30, 2020 filed on June 12, 2020).

10.1

FuelCell Energy, Inc. 2018 Omnibus Incentive Plan, as amended and restated, effective as of May 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020).

10.2

Fifth Amendment to Credit Agreement, dated as of June 8, 2020, by and among FuelCell Energy, Inc., each of the Guarantors party to the Credit Agreement, each of the lenders party to the Credit Agreement and Orion Energy Partners Investment Agent, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 filed on June 12, 2020).

10.3

Open Market Sale Agreements between FuelCell Energy, Inc. and Jefferies LLC dated June 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2020).

10.4	FuelCell Energy, Inc. Long Term Incentive Plan as approved August 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020).
10.5

Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award (Relative TSR) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

10.6

Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Performance Share Award (Absolute TSR) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 24, 2020).

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

FUELCELL ENERGY, INC.
(Registrant)

September 10, 2020	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)