Form 10-Q
period 2021-01-31
FUELCELL ENERGY INC
filed 2021-03-16
CIK 886128

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of March 12, 2021:  322,429,123

FUELCELL ENERGY, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	January 31,	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$178,570	$149,867
Restricted cash and cash equivalents - short-term	12,252	9,233
Accounts receivable, net	10,021	9,563
Unbilled receivables	8,243	8,041
Inventories	61,901	50,971
Other current assets	7,422	6,306
Total current assets	278,409	233,981
Restricted cash and cash equivalents - long-term	18,772	32,952
Inventories - long-term	4,586	8,986
Project assets	164,593	161,809
Property, plant and equipment, net	35,304	36,331
Operating lease right-of-use assets, net	8,524	10,098
Goodwill	4,075	4,075
Intangible assets, net	19,643	19,967
Other assets	18,488	15,339
Total assets	$552,394	$523,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,594	$21,366
Current portion of operating lease liabilities	955	939
Accounts payable	8,034	9,576
Accrued liabilities	10,763	15,681
Deferred revenue	18,728	10,399
Preferred stock obligation of subsidiary	—	938
Total current liabilities	53,074	58,899
Long-term deferred revenue	25,579	31,501
Long-term preferred stock obligation of subsidiary	—	18,265
Long-term operating lease liabilities	8,327	9,817
Long-term debt and other liabilities	78,051	150,651
Total liabilities	165,031	269,133
Redeemable Series B preferred stock (liquidation preference of $64,020 as of January 31, 2021 and October 31, 2020)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 337,500,000 shares authorized as of January 31, 2021 and October 31, 2020; 322,412,296 and 294,706,758 shares issued and outstanding as of January 31, 2021 and October 31, 2020, respectively	32	29
Additional paid-in capital	1,538,311	1,359,454
Accumulated deficit	(1,210,156)	(1,164,196)
Accumulated other comprehensive loss	(681)	(739)
Treasury stock, Common, at cost (58,080 and 56,411 shares as of January 31, 2021 and October 31, 2020, respectively)	(462)	(432)
Deferred compensation	462	432
Total stockholders’ equity	327,506	194,548
Total liabilities and stockholders' equity	$552,394	$523,538

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended January 31,
	2021	2020
Revenues:
Product	$—	$—
Service and license	4,913	5,612
Generation	4,891	5,442
Advanced Technologies	5,073	5,210
Total revenues	14,877	16,264
Costs of revenues:
Product	2,366	2,016
Service and license	5,099	1,618
Generation	7,115	5,557
Advanced Technologies	3,915	3,792
Total costs of revenues	18,495	12,983
Gross (loss) profit	(3,618)	3,281
Operating expenses:
Administrative and selling expenses	8,932	5,266
Research and development expenses	1,823	1,155
Total costs and expenses	10,755	6,421
Loss from operations	(14,373)	(3,140)
Interest expense	(2,545)	(3,277)
Loss on extinguishment of debt	(11,156)	—
Loss on extinguishment of preferred stock obligation of subsidiary	(934)	—
Change in fair value of common stock warrant liability	(15,974)	(34,245)
Other (expense) income, net	(978)	531
Loss before provision for income taxes	(45,960)	(40,131)
Provision for income taxes	—	(20)
Net loss	(45,960)	(40,151)
Series B preferred stock dividends	(800)	(931)
Net loss attributable to common stockholders	$(46,760)	$(41,082)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.15)	$(0.20)
Basic and diluted weighted average shares outstanding	312,109,888	202,216,493

	Three Months Ended January 31,
	2021	2020
Net loss	$(45,960)	$(40,151)
Other comprehensive income (loss):
Foreign currency translation adjustments	58	(49)
Total comprehensive loss	$(45,902)	$(40,200)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2020	294,706,758	$29	$1,359,454	#	$(1,164,196)	$(739)	$(432)	$432	$194,548
Sale of common stock, net of fees	25,000,000	3	156,363		—	—	—	—	156,366
Orion warrant exercises	2,700,000	—	21,824		—	—	—	—	21,824
Common stock issued, non-employee compensation	2,734	—	45		—	—	—	—	45
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	4,521	—	8		—	—	—	—	8
Share based compensation	—	—	1,417		—	—	—	—	1,417
Preferred dividends — Series B	—	—	(800)		—	—	—	—	(800)
Effect of foreign currency translation	—	—	—		—	58	—	—	58
Adjustment for deferred compensation	(1,669)	—	—		—	—	(30)	30	—
Release of a share reserve	(48)	—	—		—	—	—	—	—
Net Loss	—	—	—		(45,960)	—	—	—	(45,960)
Balance, January 31, 2021	322,412,296	$32	$1,538,311		$(1,210,156)	$(681)	$(462)	$462	$327,506

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2019	193,608,684	$19	$1,151,454	$(1,075,089)	$(647)	$(466)	$466	$75,737
Share based compensation	—	—	488	—	—	—	—	488
Orion warrant exercises	9,396,320	1	25,993	—	—	—	—	25,994
Sale of common stock, net of fees	7,938,228	1	3,501	—	—	—	—	3,502
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	2,585	—	(6)	—	—	—	—	(6)
Preferred dividends — Series B	—	—	(931)	—	—	—	—	(931)
Adjustment for deferred compensation	20,012	—	—	—	—	29	(29)	—
Effect of foreign currency translation	—	—	—	—	(49)	—	—	(49)
Net loss attributable to FuelCell Energy, Inc.	—	—	—	(40,151)	—	—	—	(40,151)
Balance, January 31, 2020	210,965,829	$21	$1,180,499	$(1,115,240)	$(696)	$(437)	$437	$64,584

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(45,960)	$(40,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,417	488
Depreciation and amortization	5,604	4,630
Change in fair value of common stock warrant liability	15,974	34,245
Non-cash charge for extinguishment of preferred stock obligation of subsidiary	934	(475)
Non-cash interest expense on preferred stock and debt obligations	1,566	1,591
Non-cash charge for extinguishment of debt	7,156	—
Operating lease expense	378	156
Operating lease payments	(284)	(211)
Unrealized foreign currency losses (gains)	848	(84)
Other non-cash transactions, net	628	308
(Increase) decrease in operating assets:
Accounts receivable	(458)	(2,301)
Unbilled receivables	(3,466)	554
Inventories	(8,602)	(5,780)
Other assets	(954)	(1,141)
(Decrease) Increase in operating liabilities:
Accounts payable	(1,887)	(2,481)
Accrued liabilities	(5,618)	(816)
Deferred revenue, royalty & license fee income	2,407	4,962
Net cash used in operating activities	(30,317)	(6,506)
Cash flows from investing activities:
Capital expenditures	(204)	(64)
Project asset expenditures	(4,387)	(7,624)
Project asset acquisition	—	(611)
Net cash used in investing activities	(4,591)	(8,299)
Cash flows from financing activities:
Repayment of debt	(82,292)	(15,535)
Proceeds from debt, net of debt discount	—	66,862
Payment of deferred financing costs	—	(2,455)
Common stock issued for stock plans and related expenses	8	—
Payment of preferred dividends and return of capital	(800)	(3,385)
Repayment of preferred stock obligation of subsidiary	(21,541)	—
Common stock issuance, net of fees	156,363	—
Proceeds from sale of common stock and warrant exercises, net	654	3,502
Net cash provided by financing activities	52,392	48,989
Effects on cash from changes in foreign currency rates	58	(49)
Net increase in cash, cash equivalents and restricted cash	17,542	34,135
Cash, cash equivalents and restricted cash-beginning of period	192,052	39,778
Cash, cash equivalents and restricted cash-end of period	$209,594	$73,913
Supplemental cash flow disclosures:
Cash interest paid and early prepayment charge	$8,185	$558
Noncash financing and investing activity:
Operating lease liabilities	1,336	489
Operating lease right-of-use assets	1,336	489
Net noncash reclassifications from project assets to inventory	2,072	2,756
Warrant exercises	21,170	25,994
Accrued purchase of fixed assets, cash to be paid in subsequent period	47	9
Accrued purchase of project assets, cash to be paid in subsequent period	839	495

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 1.  Nature of Business and Basis of Presentation

FuelCell Energy, Inc., together with its subsidiaries (the “Company”, “FuelCell Energy”, “we”, “us”, or “our”), is a leading integrated fuel cell company. Founded in 1969, FuelCell Energy is a manufacturer of clean fuel cell power platforms delivering power and thermal energy and capable of delivering hydrogen, long-duration hydrogen energy storage, and carbon capture applications. We develop turn-key distributed power generation solutions and operate and provide comprehensive service for the life of the power plant. FuelCell Energy is focused on growing its global presence in delivering environmentally responsible distributed baseload power solutions through its proprietary, molten-carbonate and solid oxide fuel cell technologies. We are working to expand the proprietary technologies that we have developed over the past five decades into new product platforms, applications, markets and geographies. Our mission and purpose is to utilize our proprietary, state-of-the-art fuel cell platforms to enable a world empowered by clean energy and contribute to climate change mitigation. FuelCell Energy’s platforms are capable of reducing the global environmental footprint of baseload power generation by providing environmentally responsible solutions for reliable electrical power, distributed hydrogen, electrolysis, long-duration hydrogen-based energy storage, carbon capture, microgrid applications, hot water, steam, and chilling. Our customer base includes utility companies, municipalities, universities, hospitals, government entities/military bases and a variety of industrial and commercial enterprises. Our leading geographic markets are currently the United States and South Korea, and we are pursuing opportunities in other countries around the world.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three months ended January 31, 2021 and 2020 have been included. All intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The balance sheet as of October 31, 2020 has been derived from the audited financial statements at that date, but it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended October 31, 2020, which are contained in the Company’s Annual Report on Form 10-K previously filed with the SEC. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Liquidity

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt such as borrowings under our credit facilities, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service and license agreements with third parties. We have utilized this cash to develop and construct power plants, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of January 31, 2021, unrestricted cash and cash equivalents totaled $178.6 million compared to $149.9 million as of October 31, 2020.

In December 2020, the Company closed an underwritten offering of 25.0 million shares of the Company’s common stock. Net proceeds to the Company were approximately $156.4 million after deducting underwriting discounts and commissions and other offering expenses. Proceeds from this offering have been utilized as follows:

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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

•

Extinguishment of the Series 1 Preferred Shares: On December 17, 2020, the Company paid all amounts owed to Enbridge Inc. (“Enbridge”) under the Series 1 Preferred Shares (as defined elsewhere herein), totaling Cdn. $27.4 million, or approximately $21.5 million in U.S. dollars. Following such payment, Enbridge surrendered its shares in FCE Ltd. (as defined elsewhere herein) and the related Guarantee and January 2020 Letter Agreement (in each case, as defined elsewhere herein) were terminated.

•

Working Capital: The remaining $47.5 million of proceeds from the offering was included in unrestricted cash and may be used to accelerate the development and commercialization of our solid oxide platform and for project development, project financing, debt service, working capital support and other general corporate purposes.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts and to successfully commercialize our Advanced Technologies platforms, including our solid oxide platform, (vii) implement the product cost reductions necessary to achieve profitable operations, (viii) manage working capital and the Company's unrestricted cash balance and (ix) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments, all of which will require an increase in authorized shares, and/or other debt instruments.

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

As of January 31, 2021, we had 15,093,242 shares of common stock available for issuance, excluding treasury stock, of which 5,185,674 shares were reserved for issuance under various warrants and equity awards, upon conversion of preferred stock, and under our employee stock purchase and equity incentive plans. The limited number of shares of our common stock available for issuance will limit our ability to raise capital in the equity markets and satisfy obligations with shares instead of cash, which could adversely affect our business and operations. We are seeking stockholder approval to increase the number of shares of common stock we are authorized to issue at the Company’s Annual Meeting of Stockholders on April 8, 2021, but such approval may not be obtained.

Note 2.  Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13 (ASU 2016-13), “Measurement of Credit Losses (Topic 326) on Financial Instruments,” which replaces the existing incurred impairment model for trade receivables with an expected loss model which requires the use of forward-looking information to calculate expected credit loss estimates. The Company adopted ASU 2016-13 as of November 1, 2020, which had no impact on the Company’s Consolidated Financial Statements.

 Recent Accounting Guidance Not Yet Effective

There is no recent accounting guidance not yet effective that is expected to have a material impact on the Company’s financial statements when adopted.

Note 3.  Revenue Recognition

Contract Balances

Contract assets as of January 31, 2021 and October 31, 2020 were $20.4 million and $16.9 million, respectively. The contract assets relate to the Company’s rights to consideration for work completed but not billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Contract liabilities as of January 31, 2021 and October 31, 2020 were $44.3 million and $41.9 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time. The Company has discontinued revenue recognition of the deferred license revenue related to the terminated POSCO Energy License Agreements (as defined elsewhere herein) given the pending arbitration and will continue to evaluate this deferred revenue in future periods (for more information, refer to Note 18. “Commitment and Contingencies”). As of January 31, 2021, $22.2 million related to the terminated POSCO Energy License Agreements is included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The net change in contract liabilities represents customer billings offset by revenue recognized.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of January 31, 2021, the Company’s total remaining performance obligations for service agreements were $141.7 million, for license agreements were $22.2 million and for Advanced Technologies contracts were $44.1 million in the aggregate. Service revenue in periods in which there are no module replacements is expected to be relatively consistent from period to period, whereas module replacements will result in an increase in revenue when replacements occur.

Note 4.  Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of January 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	January 31,	October 31,
	2021	2020
Commercial Customers:
Amount billed	$8,409	$7,329
Unbilled receivables (1)	7,262	7,063
	15,671	14,392
Advanced Technologies (including U.S. government(2)):
Amount billed	1,612	2,234
Unbilled receivables	981	978
	2,593	3,212
Accounts receivable, net and unbilled receivables	$18,264	$17,604

(1)	Additional long-term unbilled receivables of $12.1 million and $8.9 million are included within “Other Assets” as of January 31, 2021 and October 31, 2020, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of January 31, 2021 and October 31, 2020 were $1.0 million and $1.1 million, respectively.

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

The Company had no allowance for doubtful accounts as of January 31, 2021 and October 31, 2020. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 5.  Inventories

Inventories (short and long-term) as of January 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	January 31,	October 31,
	2021	2020
Raw materials	$25,776	$21,726
Work-in-process (1)	40,711	38,231
Inventories	66,487	59,957
Inventories - short-term	(61,901)	(50,971)
Inventories - long-term (2)	$4,586	$8,986

(1)

Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of January 31, 2021 and October 31, 2020 was $26.7 million and $19.6 million, respectively, of completed standard components and modules.

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

The Company incurred costs associated with excess plant capacity and manufacturing variances of $2.0 million and $1.7 million for the three months ended January 31, 2021 and 2020, respectively, which were included within product cost of revenues on the Consolidated Statements of Operations and Comprehensive Loss.

Note 6.  Project Assets

Project assets as of January 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	January 31,	October 31,	Estimated
	2021	2020	Useful Life
Project Assets - Operating	$103,452	$99,351	5-20 years
Project Assets - Construction in progress	93,998	91,276	7-20 years
	197,450	190,627
Accumulated depreciation	(32,857)	(28,818)
Project Assets, net	$164,593	$161,809

Project assets as of January 31, 2021 and October 31, 2020 included eight, completed, commissioned installations generating power with respect to which the Company has a power purchase agreement (“PPA”) with the end-user of power and site host or utility with an aggregate value of $70.6 million and $70.5 million as of January 31, 2021 and October 31, 2020, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance (“Crestmark”). Project asset depreciation was approximately $4.0 million and $3.0 million for the three months ended January 31, 2021 and 2020, respectively.

Project assets as of January 31, 2021 and October 31, 2020 also include installations with carrying values of $94.0 million and $91.3 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs or projects for which we expect to secure PPAs or otherwise recover the asset value and which have not yet been placed in service. Of these totals, as of January 31, 2021 and October 31, 2020, approximately $4.9 million and $4.8 million, respectively, relates to projects for which we expect to secure long-term contracts and/or otherwise recover the asset value and which have not yet been placed in service.

Project construction costs incurred for long-term project assets are reported as investing activities in the Consolidated Statements of Cash Flows. The proceeds received from the sale and subsequent leaseback of project assets are classified as “Cash flows from financing activities” within the Consolidated Statements of Cash Flows and are classified as a financing obligation within “Current portion of long-term debt” and “Long-term debt and other liabilities” on the Consolidated Balance Sheets (refer to Note 16. “Debt” for more information).

Note 7.  Goodwill and Intangible Assets

As of January 31, 2021 and October 31, 2020, the Company had goodwill of $4.1 million and intangible assets of $19.6 million and $20.0 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa acquisition intangible asset is an indefinite-lived in-process research and development intangible asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project PPA asset for each of the three months ended January 31, 2021 and 2020 was $0.3 million.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

The following tables summarize the Company’s intangible assets as of January 31, 2021 and October 31, 2020 (in thousands):

As of January 31, 2021	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(2,269)	10,051
Total	21,912	(2,269)	19,643

As of October 31, 2020	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$-	$9,592
Bridgeport PPA	12,320	(1,945)	10,375
Total	21,912	(1,945)	19,967

Note 8.  Other Current Assets

Other current assets as of January 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	January 31,	October 31,
	2021	2020
Advance payments to vendors (1)	$1,483	$1,954
Prepaid expenses and other (2)	5,939	4,352
Other current assets	$7,422	$6,306

(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid vendor expenses including insurance expense.

Note 9.  Other Assets

Other assets as of January 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	January 31,	October 31,
	2021	2020
Long-term stack residual value (1)	$702	$890
Long-term unbilled receivables (2)	12,119	8,856
Other (3)	5,667	5,593
Other assets	$18,488	$15,339

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
(3)

The Company entered into an agreement with one of its customers on June 29, 2016 which includes payments for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The payments are to be made in installments over the term of the agreement and the total amount paid as of each of January 31, 2021 and October 31, 2020 was $2.4 million. Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of January 31, 2021 and October 31, 2020.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 10.  Accrued Liabilities

Accrued liabilities as of January 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	January 31,	October 31,
	2021	2020
Accrued payroll and employee benefits	$1,955	$4,461
Accrued product warranty cost (1)	91	97
Accrued service agreement and PPA costs (2)	5,853	7,037
Accrued legal, taxes, professional and other (3)	2,864	4,086
Accrued liabilities	$10,763	$15,681

(1)

The decrease in accrued product warranty cost represents a reduction related to actual warranty activity as contracts progress through the warranty period. Product warranty expense for the three months ended January 31, 2021 and 2020 was $0.01 million and $0.02 million, respectively.

(2)

Accrued service agreement costs include loss accruals on service agreements of $5.5 million as of October 31, 2020, which decreased to $4.5 million as of January 31, 2021. The decrease is the result of a change in the timing of future module replacements. The accruals for performance guarantees, including PPA performance guarantees was $1.3 million as of January 31, 2021, which reflects a slight decrease from $1.4 million as of October 31, 2020.

(3)

Accrued legal, taxes, professional and other includes deferred director compensation of $0.8 million and $0.1 million as of January 31, 2021 and October 31, 2020, respectively, for cash compensation to be paid out in the future upon cessation of service on the Board of Directors for two Directors. The increase in deferred director compensation reflects the increase in the Company share price as of January 31, 2021 (compared to the Company’s share price as of October 31, 2020) as this compensation amount is based upon the current share price.

Note 11.  Leases

The Company enters into operating and finance lease agreements for the use of real estate, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Operating leases are included in Operating lease right-of-use assets, net, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s Consolidated Balance Sheet. Finance leases are not considered significant to the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations and Comprehensive Loss. Finance lease ROU assets at January 31, 2021 and October 31, 2020 of $0.03 million and $0.04 million, respectively, are included in Property, plant and equipment, net in the Company’s consolidated balance sheet. Finance lease liabilities at January 31, 2021 and October 31, 2020 of $0.02 million and $0.04 million, respectively, are included in Current portion of long-term debt and Long-term debt and other liabilities in the Company’s Consolidated Balance Sheet.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company’s operating lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of the Company’s leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities, to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. Variable lease expense and lease expense for short term contracts are not material components of lease expense. The Company’s leases generally have remaining lease terms of 1 to 26 years, some of which include options to extend leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. We do not have leases with residual value guarantees or similar covenants.

Operating lease expense for the three months ended January 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively. As of January 31, 2021, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 7.5%. Lease payments made during the three months ended January 31, 2021 and 2020 were $0.3 million and $0.2 million, respectively.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Undiscounted maturities of operating lease and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,244	$21
Due Year 2	1,425	3
Due Year 3	898	—
Due Year 4	740	—
Due Year 5	712	—
Thereafter	14,684	—
Total undiscounted lease payments	19,703	24
Less imputed interest	(10,421)	(1)
Total discounted lease payments	$9,282	$23

Note 12. Stockholders’ Equity and Warrant Liabilities

December Common Stock Offering

In December of 2020, the Company and Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (the lenders under the Credit Agreement among the Company, certain of its affiliates as guarantors, Orion Energy Partners Investment Agent, LLC (the “Orion Agent”) and such lenders (as amended, the “Orion Credit Agreement”) for a $200.0 million senior secured credit facility (the “Orion Facility”)) (the “Selling Stockholders”) completed a public offering of the Company’s common stock. In connection with this public offering, the Company and the Selling Stockholders entered into an underwriting agreement pursuant to which (i) the Company agreed to issue and sell to the underwriters 19,822,219 shares of the Company’s common stock, plus up to 5,177,781 shares of common stock pursuant to an option to purchase additional shares, and (ii) the Selling Stockholders agreed to sell to the underwriters 14,696,320 shares of common stock, in each case at a price to the public of $6.50 per share. The underwriters exercised their option to purchase additional shares, resulting in the issuance and sale by the Company at the closing of the offering of a total of 25,000,000 shares of common stock. The offering closed on December 4, 2020.

Gross proceeds from the sale of common stock by the Company in the offering were $162.5 million. The Company did not receive any proceeds from the sale of common stock in the offering by the Selling Stockholders.

The Company and the Selling Stockholders paid underwriting discounts and commissions of $0.2275 per share, and net proceeds to the Company were approximately $156.4 million after deducting such underwriting discounts and commissions and other estimated offering expenses.

Outstanding Warrants

Orion Warrants

In connection with the closing of the Orion Credit Agreement and the Company’s initial draw down under the Orion Credit Agreement of $14.5 million (the “Initial Funding”), on October 31, 2019, the Company issued warrants to the lenders under the Orion Credit Agreement to purchase up to a total of 6,000,000 shares of the Company’s common stock, at an exercise price of $0.310 per share (the “Initial Funding Warrants”). In addition, under the Orion Credit Agreement, on November 22, 2019, the date on which the Company made a second draw of $65.5 million under the Orion Credit Agreement (the “Second Funding”), the Company issued warrants to the lenders under the Orion Credit Agreement to purchase up to a total of 14,000,000 shares of the Company’s common stock, with an exercise price with respect to 8,000,000 of such shares of $0.242 per share and with an exercise price with respect to 6,000,000 of such shares of $0.62 per share (the “Second Funding Warrants”, and together with the Initial Funding Warrants, the “Orion Warrants”). During fiscal year 2020, the lenders exercised all of the Orion Warrants, except for Orion Warrants to purchase 2,700,000 shares of common stock. On December 7, 2020, all remaining Orion Warrants were exercised to purchase a total of 2,700,000 shares of the Company’s common stock for an aggregate exercise price of $653,400 (or $0.242 per share).

The Orion Warrants that were converted on December 7, 2020 were remeasured to fair value immediately preceding the conversion based upon volatility of 117.02%, a risk free rate of 0.70% and the Company’s common stock price of $7.95 on December 4, 2020, which resulted in a $16.0 million charge for the three months ended January 31, 2021. The estimated fair value of the converted warrants as of the date of conversion of $21.2 million was reclassified to Additional paid in capital.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

During the three months ended January 31, 2020, the lenders exercised, on a cashless basis, Orion Warrants representing the right to purchase 12,000,000 shares of the Company’s common stock. Because these Orion Warrants were exercised on a cashless basis, the Company issued in the aggregate 9,396,320 shares of the Company’s common stock. The Orion Warrants that were converted were remeasured to fair value immediately preceding the conversion based upon volatility of 103.7%, a risk free rate of 1.81% and the Company’s common stock price of $2.29 on January 8, 2020, which resulted in a $23.7 million charge for the three months ended January 31, 2020. The revised estimated fair value of the converted warrants as of the date of conversion of $26.0 million was reclassified to Additional paid in capital. The remaining warrants as of January 31, 2020 were remeasured to estimated fair value based upon a volatility of 104.9%, a risk free rate of 1.45% and the Company’s common stock price at January 31, 2020 of $1.59 per share, which resulted in a charge for the three months ended January 31, 2020 of $10.5 million.

Other Warrants

On May 3, 2017, the Company completed an underwritten public offering that included the offering and sale of: (i) 1,000,000 shares of its common stock, and (ii) Series C warrants to purchase 1,000,000 shares of its common stock that have an exercise price of $19.20 per share and a term of five years. No Series C warrants were exercised during the three months ended January 31, 2021. The Series C warrants contain provisions regarding adjustments to their exercise price and the number of shares of common stock issuable upon exercise.

The following table summarizes outstanding warrant activity during the three months ended January 31, 2021:

	Series C Warrants	Orion Warrants
Balance as of October 31, 2020	964,128	2,700,000
Warrants exercised	—	(2,700,000)
Balance as of January 31, 2021	964,128	—

Note 13.  Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of January 31, 2021, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of January 31, 2021 and October 31, 2020, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million and $2.4 million were paid in cash during the three-month periods ended January 31, 2021 and 2020, respectively. The payment of $2.4 million made in the fiscal quarter ended January 31, 2020 represented the dividends payable with respect to the May 15, 2019 and August 15, 2019 dividend dates and the dividends payable with respect to the November 15, 2019 dividend date that were declared on October 30, 2019.

Class A Preferred Shares

As of October 31, 2020, FCE FuelCell Energy, Ltd. (“FCE Ltd.”) had 1,000,000 Class A Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which were held by Enbridge Inc. (“Enbridge”). Dividends and return of capital payments were due quarterly based on calendar quarters. The Company made payments of Cdn. $1.2 million during the three-month period ended January 31, 2020. The Company’s payments made during the fiscal quarter ended January 31, 2020 included the payments which were not made previously for the calendar quarters ended on March 31, 2019, June 30, 2019 and September 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $0.6 million for the three months ended January 31, 2021 and 2020. As of October 31, 2020, the carrying value of the Series 1 Preferred Shares was Cdn. $25.6 million (U.S. $19.2 million) and was classified as a preferred stock obligation of a subsidiary on the Consolidated Balance Sheets.

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

On January 20, 2020, the Company, FCE Ltd. and Enbridge entered into a letter agreement (the “January 2020 Letter Agreement”), pursuant to which they agreed to amend the articles of FCE Ltd. relating to and setting forth the terms of the Series 1 Preferred Shares to: (i) remove the provisions of the articles permitting or requiring the issuance of shares of the Company’s common stock in exchange for the Series 1 Preferred Shares or as payment of amounts due to the holders of the Series 1 Preferred Shares, (ii) remove certain provisions of the articles relating to the redemption of the Series 1 Preferred Shares, (iii) increase the annual dividend rate, commencing on January 1, 2020, to 15%, (iv) extend the final payment date for all accrued and unpaid dividends and all return of capital payments (i.e., payments of the principal redemption price) from December 31, 2020 to December 31, 2021, (v) clarify when dividend and return of capital payments are to be made in the future and extend the quarterly dividend and return of capital payments through December 31, 2021 (which were previously to be paid each quarter through December 31, 2020), (vi) remove certain terms and provisions of the articles that are no longer applicable, and (vii) make other conforming changes to the articles.  In addition, the parties agreed to amend the Company’s guarantee in favor of Enbridge (the “Guarantee”) as necessary or as the parties may mutually agree, in either case, in order to be consistent with such amended articles and to maintain the Company’s guarantee of FCE Ltd.’s obligations under the Series 1 Preferred Shares. The articles of FCE Ltd. were amended and filed in accordance with the provisions of the January 2020 Letter Agreement on March 26, 2020. Under the terms of the January 2020 Letter Agreement, the Company was still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments were to be made on a quarterly basis and were scheduled to end on December 31, 2021 unless these obligations were satisfied in advance of such date.

The amendment to the Series 1 Preferred Shares resulted in an extinguishment of the prior Series 1 Preferred Shares for accounting purposes. A revised fair value was estimated using a discounted cash flow model resulting in a revised carrying value being recorded for the amended Series 1 Preferred Shares which resulted in a loss of Cdn. $0.2 million (U.S. $0.2 million) recorded in Other (expense) income, net on the Consolidated Statements of Operations and Comprehensive Loss during the three months ended January 31, 2020.

Prior to the amendment, the Company bifurcated embedded derivatives related to the conversion feature and a variable dividend feature. As a result of the January 2020 Letter Agreement, both features were removed from the Series 1 Preferred Shares which resulted in the Company recognizing a gain of U.S. $0.6 million related to the extinguishment of the embedded derivatives during the three months ended January 31, 2020.

In December 2020, the Company, FCE Ltd., and Enbridge entered into a payoff letter, pursuant to which the Company paid all amounts owed to Enbridge under the terms of the Series 1 Preferred Shares. As of the date of the payoff letter, the amount owed to Enbridge under the Series 1 Preferred Shares totaled Cdn. $27.4 million, which included Cdn. $4.3 million of principal and Cdn. $23.1 million of accrued dividends.

On December 18, 2020, the Company remitted payment totaling Cdn. $27.4 million, or approximately $21.5 million U.S. dollars, to Enbridge. Upon making the payment, the Company recorded a loss on extinguishment for the Series 1 Preferred Shares of $0.9 million. Concurrent with receipt of the payment from the Company, Enbridge surrendered its Series 1 Preferred Shares in FCE Ltd., and the Guarantee and the January 2020 Letter Agreement were terminated. All obligations related to the Series 1 Preferred Shares were extinguished upon payment.

Note 14.  Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended January 31,
	2021	2020
Numerator
Net loss	$(45,960)	$(40,151)
Series B preferred stock dividends	(800)	(931)
Net loss attributable to common stockholders	$(46,760)	$(41,082)
Denominator
Weighted average basic common shares	312,109,888	202,216,493
Effect of dilutive securities (1)	—	—
Weighted average diluted common shares	312,109,888	202,216,493
Basic loss per share	$(0.15)	$(0.20)
Diluted loss per share (1)	$(0.15)	$(0.20)

(1)

Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of January 31, 2021 and 2020, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

	January 31,	January 31,
	2021	2020
Orion Warrants	-	8,000,000
May 2017 Offering - Series C Warrants	964,128	964,128
Outstanding options to purchase common stock	23,891	24,927
Unvested Restricted Stock Awards	538	24,009
Unvested Restricted Stock Units	2,914,459	176,561
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Total potentially dilutive securities	3,940,853	9,227,462

Note 15.  Restricted Cash

As of January 31, 2021 and October 31, 2020, there was $31.0 million and $42.2 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts, and reserved to pay down the Orion Facility or be redeployed into other project financing at the option of the Orion Agent and the lenders under the Orion Facility. Refer to Note 16. “Debt” for additional information on the release of the restricted cash under the Orion Facility. The allocation of restricted cash is as follows (in thousands):

	January 31,	October 31,
	2021	2020
Cash Restricted for Outstanding Letters of Credit (1)	$6,478	$6,543
Cash Restricted for PNC Sale-Leaseback Transactions	13,031	15,125
Cash Restricted for Crestmark Sale-Leaseback Transaction	431	431
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves	10,457	7,549
Orion Facility - Performance Reserve (2)	—	5,000
Orion Facility - Module and Debt Service Reserves (3)	—	1,950
Orion Facility - Project Proceeds Account (4)	—	4,243
Other	627	1,344
Total Restricted Cash	31,024	42,185
Restricted Cash and Cash Equivalents - Short-Term (5)	(12,252)	(9,233)
Restricted Cash and Cash Equivalents - Long-Term	$18,772	$32,952
(1)	Letters of credit outstanding as of January 31, 2021 expire on various dates through August 2028.
(2)	Short-term reserve related to certain project construction and financing milestones.
(3)	Long-term reserve to be used primarily to fund future module replacements for operating projects falling under the collateral pool (CCSU and Triangle Street) under the Orion Facility.
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

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

Note 16.  Debt

Debt as of January 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	January 31,	October 31,
	2021	2020
Orion Energy Partners Credit Facility	$—	$80,000
Connecticut Green Bank Loan	4,800	4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	4,884	5,065
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	9,028	9,549
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	9,028	9,549
Finance obligation for sale-leaseback transactions	49,253	49,274
State of Connecticut Loan	9,248	9,454
Liberty Bank Promissory Note (PPP Note)	6,515	6,515
Finance lease obligations	23	38
Deferred finance costs	(1,529)	(3,737)
Unamortized debt discount	—	(5,152)
Total debt and financing obligations	$91,250	$165,355
Current portion of long-term debt and financing obligations	(14,594)	(21,366)
Long-term debt and financing obligations	$76,656	$143,989

Orion Energy Partners Investment Agent, LLC Credit Agreement

On November 30, 2020, the Company, its subsidiary guarantors, and the Orion Agent entered into a payoff letter with respect to the Orion Credit Agreement (the “Orion Payoff Letter”). Pursuant to the Orion Payoff Letter, on December 7, 2020, the Company paid a total of $87.3 million to the Orion Agent, representing the outstanding principal, accrued but unpaid interest, prepayment premium, fees, costs and other expenses due and owing under the Orion Facility and the Orion Credit Agreement and related loan documents, in full repayment of the Company’s outstanding indebtedness under the Orion Facility and the Orion Credit Agreement and related loan documents. In accordance with the Orion Payoff Letter, the aggregate prepayment premium set forth in the Orion Credit Agreement was reduced from approximately $14.9 million to $4.0 million and the Orion Agent, on behalf of itself and the lenders, agreed that any portion of the prepayment premium that would otherwise be required to be paid pursuant to the Orion Credit Agreement in excess of $4.0 million was waived by the Orion Agent and the lenders. The Company expensed the remaining deferred finance costs and debt discount of $7.1 million. The Company has classified the $4.0 million prepayment premium and the deferred finance costs and debt discount expense as Loss on extinguishment of debt on the Consolidated Statements of Operations and Comprehensive Loss.

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

Refer to Note. 19. “Subsequent Events” for information regarding the withdrawal of the application for forgiveness and the repayment of the PPP Note.

Note 17. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan. During the three months ended January 31, 2021, the Company approved a sub-plan to its 2018 Omnibus Incentive Plan, as amended and restated, which is described in more detail below:

FUELCELL ENERGY, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Tabular amounts in thousands, except share and per share amounts)

2018 Omnibus Incentive Plan

The Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Incentive Plan”) authorizes grants of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units and incentive awards to employees, directors, consultants and advisors. Stock options, RSAs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Company’s Board of Directors but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options.

On November 24, 2020, the Company’s Board of Directors approved a Long Term Incentive Plan (the “LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the LTI Plan are members of senior management and include the Company’s named executive officers (as identified in the definitive proxy statement filed by the Company on February 19, 2021). The LTI Plan consists of three award components: (1) relative total shareholder return (“TSR”) performance shares, (2) absolute TSR performance shares, and (3) time-vesting restricted stock units. The performance shares granted during the three months ended January 31, 2021 will be earned over the performance period ending on October 31, 2023, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR performance shares is the TSR of the Company relative to the TSR of the Russell 2000 from November 1, 2020 through October 31, 2023. The performance measure for the absolute TSR performance shares is an increase in the Company’s stock price during the performance period of November 1, 2020 through October 31, 2023. The time-vesting RSUs granted during the three months ended January 31, 2021 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant. None of the awards granted as part of the LTI Plan include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

On November 24, 2020, 848,078 RSUs were awarded under the LTI Plan, which include 551,252 performance awards and 296,826 time-based awards. Should the Company’s share price achieve the 200% performance level, awardees will receive up to 551,252 additional RSUs. The performance awards were valued based on a Monte-Carlo Simulation, and the estimated fair value of the 275,626 relative TSR performance shares are $14.41 per share and the estimated fair value of the 275,626 absolute TSR performance shares are $15.36 per share. The performance shares and time-based awards will be expensed over the three-year service period.

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months Ended January 31,
	2021	2020
Cost of revenues	$178	$117
General and administrative expense	$1,163	$339
Research and development expense	$30	$21
	$1,371	$477

Restricted Stock Awards and Restricted Stock Units Including Performance Based Awards

The following table summarizes our RSA and RSU activity for the three months ended January 31, 2021:

Restricted Stock Awards and Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2020	2,067,140	$5.06
Granted - performance shares	551,252	14.89
Granted - time-vesting restricted stock units	296,826	3.28
Vested	(221)	20.40
Outstanding as of January 31, 2021	2,914,997	5.46

Note 18.  Commitments and Contingencies

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

Other

As of January 31, 2021, the Company had unconditional purchase commitments aggregating $64.4 million, for materials, supplies and services in the normal course of business.

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

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which has delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims not yet filed in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of January 31, 2021, outstanding accounts receivable due from KOSPO were $6.4 million.

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

Note 19.  Subsequent Events

Repayment of Paycheck Protection Program Promissory Note

As disclosed in Note 16. Debt, on April 20, 2020, the Company entered into the PPP Note, dated April 16, 2020, evidencing a loan to the Company from Liberty Bank under the CARES Act, administered by the SBA. Pursuant to the PPP Note, the Company received total loan proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”).

As required by Orion Energy Partners Investment Agent, LLC and its affiliated lenders (collectively, “Orion”) under the Company’s (now former) senior secured credit facility, the Company applied for forgiveness of the PPP Loan in October 2020. However, with the repayment in full of all amounts owed to Orion in December 2020, the Company is no longer required to pursue forgiveness of the PPP Loan. Additionally, since the time of the application for forgiveness, the Company’s financial circumstances have changed substantially, such that the Company is no longer in need of forgiveness of the PPP Loan. Accordingly, on February 11, 2021, the Company withdrew its application for forgiveness and repaid all amounts outstanding under the PPP Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. The statements contained in this report that are not purely historical are forward-looking statements that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions and strategies for the future. When used in this report, the words “expects,” “anticipates,” “estimates,” “goals,” “projects,” “intends,” “plans,” “believes,” “predicts,” “should,” “will,” “could,” “would,” “may,” “forecast,” and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements relate to, among other things, the following: (i) the development and commercialization by FuelCell Energy, Inc. and its subsidiaries of fuel cell technology and products and the market for such products; (ii) expected operating results such as revenue growth and earnings; (iii) our belief that we have sufficient liquidity to fund our business operations for the next 12 months; (iv) future funding under Advanced Technologies contracts; (v) future financing for projects, including equity and debt investments by investors and commercial bank financing, as well as overall financial market conditions; (vi) the expected cost competitiveness of our technology; and (vii) our ability to achieve our sales plans, market access and market expansion goals, and cost reduction targets.

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power plants configured for carbon capture or carbon sequestration; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; the arbitration and other legal proceedings with POSCO Energy Co., Ltd. (“POSCO Energy”); our ability to implement our strategy; our ability to reduce our levelized cost of energy and our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants and to meet the performance requirements of our contracts; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; changes by the U.S. Small Business Administration (the “SBA”) or other governmental authorities to, or with respect to the implementation or interpretation of, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program or related administrative matters; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

We cannot assure you that: we will be able to meet any of our development or commercialization schedules; any of our new products or technologies, once developed, will be commercially successful; our SureSource power plants will be commercially successful; we will be able to obtain financing or raise capital to achieve our business plans; the government will appropriate the funds anticipated by us under our government contracts; the government will not exercise its right to terminate any or all of our government contracts; or we will be able to achieve any other result anticipated in any other forward-looking statement contained herein.

Investors are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, share-based compensation expense, fair value measurements, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets and contingencies, and in management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

Recent Developments

Repayment of Paycheck Protection Program Promissory Note

As disclosed in Note 16. “Debt” to the Consolidated Financial Statements, on April 20, 2020, we entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the CARES Act, administered by the SBA. Pursuant to the PPP Note, the Company received total loan proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”).

The PPP Note was scheduled to mature on April 16, 2022, had a 1.00% per annum interest rate, and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”). Monthly principal and interest payments, less the amount of any potential forgiveness, commenced on November 16, 2020. The Company did not provide any collateral or guarantees for the PPP Note, nor did the Company pay any facility charge to obtain the PPP Note. The PPP Note could be prepaid at any time with no prepayment penalties.

Under the requirements of the CARES Act, as amended by the PPP Flexibility Act, the proceeds could only be used for the Company’s eligible payroll costs (with salary capped at $100,000 on an annualized basis for each employee), rent, mortgage interest and utilities, in each case paid during the 24-week period following disbursement. The PPP Loan may have been fully forgiven if (i) proceeds were used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries were either maintained during the 24-week period following disbursement or restored by December 31, 2020. If not so maintained or restored, any forgiveness of the PPP Loan would have been reduced in accordance with the regulations issued by the SBA. All of the proceeds of the PPP Note were used by the Company to pay eligible payroll costs, and the Company maintained its headcount and otherwise complied with the terms of the PPP Note.

As required by Orion Energy Partners Investment Agent, LLC and its affiliated lenders (collectively, “Orion”) under the Company’s (now former) senior secured credit facility (which is referred to elsewhere herein as the Orion Facility), the Company applied for forgiveness of the PPP Loan in October 2020. However, with the repayment in full of all amounts owed to Orion in December 2020, the Company is no longer required to pursue forgiveness of the PPP Loan. Additionally, since the time of the application for forgiveness, the Company’s financial circumstances have changed substantially, such that the Company is no longer in need of forgiveness of the PPP Loan. Accordingly, on February 11, 2021, the Company withdrew its application for forgiveness and repaid all amounts outstanding under the PPP Note, which totaled approximately $6.57 million, and included approximately $52,000 in interest.

Impact of the COVID-19 Pandemic

During fiscal year 2020, the Company launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at its Torrington, Connecticut manufacturing facility in March 2020. The Company also commenced remote work protocol for those employees worldwide that were capable of working from home. The Company took these actions to secure the safety of the Company’s employees, our corporate community as a whole, and the communities in which our team members live, and to adhere to Center for Disease Control (CDC) recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. All employees that were not able to work from home during the manufacturing facility shutdown due to their job function received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. The Company resumed manufacturing in June 2020 and the Torrington, Connecticut manufacturing facility employees returned to work. We have established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home. We continue to evaluate our ability to operate in light of recent resurgences of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders.

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

Comparison of Three Months Ended January 31, 2021 and 2020

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended January 31, 2021 and 2020 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2021	2020	$	%
Total revenues	$14,877	$16,264	$(1,387)	(9)%
Total costs of revenues	$18,495	$12,983	$5,512	42%
Gross (loss) profit	$(3,618)	$3,281	$(6,899)	(210)%
Gross margin	(24.3)%	20.2%

Total revenues for the three months ended January 31, 2021 of $14.9 million reflects a decrease of $1.4 million from $16.3 million for the same period in the prior year. Cost of revenues for the three months ended January 31, 2021 of $18.5 million reflect a $5.5 million increase from $13.0 million for the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended January 31, 2021 and 2020 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2021	2020	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	2,366	2,016	350	17%
Gross loss from product revenues	$(2,366)	$(2,016)	$(350)	(17)%
Product gross margin	N/A	N/A

There was no product revenue during the three months ended January 31, 2021 and 2020.

Cost of product revenues increased $0.4 million for the three months ended January 31, 2021 to $2.4 million, compared to $2.0 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $2.0 million for the three months ended January 31, 2021 compared to approximately $1.7 million for the three months ended January 31, 2020.

For the three months ended January 31, 2021, we operated at an annualized production rate of approximately 22.4 megawatts (“MW”), which is an increase from the annualized production rate of 20 MW for the three months ended January 31, 2020. As of January 31, 2021 and January 31, 2020, there was no product sales backlog.

Service agreements and license revenues

Service agreements and license revenues and related costs for the three months ended January 31, 2021 and 2020 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2021	2020	$	%
Service agreements and license revenues	$4,913	$5,612	$(699)	(12)%
Cost of service agreements and license revenues	5,099	1,618	3,481	215%
Gross (loss) profit from service agreements and license revenues	$(186)	$3,994	$(4,180)	(105)%
Service agreements and license revenues gross margin	(3.8)%	71.2%

Revenues for the three months ended January 31, 2021 from service agreements and license fee and royalty agreements decreased $0.7 million to $4.9 million from $5.6 million for the three months ended January 31, 2020. The service and license revenues for the three months ended January 31, 2021 include revenues recorded for module replacements and routine maintenance activities. For the three months ended January 31, 2020, service and license revenues primarily includes license revenues of $4.0 million associated with the Joint Development Agreement entered into with ExxonMobil Research and Engineering Company (“EMRE”) on November 5, 2019 (the “EMRE Joint Development Agreement”) and $1.6 million associated with routine monitoring and maintenance activities for the three months ended January 31, 2020 for projects under service agreements.

Cost of service agreements and license revenues increased $3.5 million to $5.1 million for the three months ended January 31, 2021 from $1.6 million for the three months ended January 31, 2020, resulting from module replacements in the three months ended January 31, 2021 compared to no module replacements in the three months ended January 31, 2020. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements and license revenues was $0.2 million for the three months ended January 31, 2021, which represents a decrease of $4.2 million from a gross profit of $4.0 million for the three months ended January 31, 2020. The overall gross margin percentage was (3.8)% for the three months ended January 31, 2021 compared to a gross margin of 71.2% in the prior year period. Gross margin decreased during the three months ended January 31, 2021 primarily because gross margin for the three months ended January 31, 2021 included residual value charges for certain plants which had reached the end of their service term and an increase in performance guarantees whereas gross margin for the three months ended January 31, 2020 included license revenues associated with the EMRE Joint Development Agreement which resulted in positive margins.

As of January 31, 2021, service and license backlog totaled approximately $163.9 million, compared to $190.5 million as of January 31, 2020. This backlog relates to service agreements of up to twenty years and is expected to generate positive margins and cash flows based on current estimates. Service backlog also includes future license revenue.

Generation revenues

Generation revenues and related costs for the three months ended January 31, 2021 and 2020 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2021	2020	$	%
Generation revenues	$4,891	$5,442	$(551)	(10)%
Cost of generation revenues	7,115	5,557	1,558	28%
Gross loss from generation revenues	$(2,224)	$(115)	$(2,109)	1834%
Generation revenues gross margin	(45.5)%	(2.1)%

Revenues from generation for the three months ended January 31, 2021 totaled $4.9 million, which represents a decrease of $0.6 million from revenue recognized of $5.4 million for the three months ended January 31, 2020, which is primarily a result of several of the Bridgeport Fuel Cell Project plants having been temporarily shut-down during the three month period ending January 31, 2021 for scheduled module exchanges. Generation revenues for the three months ended January 31, 2021 and 2020 reflect revenue from electricity generated under our power purchase agreements (“PPAs”). Cost of generation revenues totaled $7.1 million in the three months ended January 31, 2021, which represents an increase from the comparable prior year period primarily due to an increase in depreciation and amortization expense. Cost of generation revenues included depreciation and amortization of approximately $4.4 million and $3.3 million for the three months ended January 31, 2021 and 2020, respectively.

We had 32.6 MW of operating power plants in our portfolio as of January 31, 2021, compared to 28.9 MW as of January 31, 2020. This increase is a result of the commencement of operations at the Triangle Street plant during the second quarter of fiscal year 2020.

As of January 31, 2021, generation backlog totaled approximately $1.1 billion which changed slightly from generation backlog as of January 31, 2020 as a result of revenue recognition.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended January 31, 2021 and 2020 were as follows:

	Three Months Ended January 31,		Change
(dollars in thousands)	2021	2020	$	%
Advanced Technologies contract revenues	$5,073	$5,210	$(137)	(3)%
Cost of Advanced Technologies contract revenues	3,915	3,792	123	3%
Gross profit from Advanced Technologies contracts	$1,158	$1,418	$(260)	(18)%
Advanced Technologies contract gross margin	22.8%	27.2%

Advanced Technologies contract revenues decreased 3% to $5.1 million for the three months ended January 31, 2021 from $5.2 million for the three months ended January 31, 2020. Compared to the three months ended January 31, 2020, Advanced Technologies contract revenues recognized under the EMRE Joint Development Agreement were approximately $0.3 million higher during the three months ended January 31, 2021, reflecting continued advancement of our joint research with EMRE on fuel cell carbon capture solutions during the quarter. However, the increased revenues under the EMRE Joint Development Agreement were offset by the $0.4 million less revenue recognized under government contracts during the three months ended January 31, 2021 than during the three months ended January 31, 2020. Cost of Advanced Technologies contract revenues increased $0.1 million to $3.9 million for the three months ended January 31, 2021, compared to $3.8 million for the same period in the prior year. Advanced Technologies contracts for the three months ended January 31, 2021 generated a gross margin of $1.2 million compared to a gross margin of $1.4 million for the three months ended January 31, 2020. The slight decrease in Advanced Technologies contract gross margin is related to the mix of government contracts which resulted in a higher cost share incurred by the Company on such contracts in the three months ended January 31, 2021 compared to the three months ended January 31, 2020.

As of January 31, 2021, Advanced Technologies backlog totaled approximately $44.1 million, compared to $64.6 million as of January 31, 2020. This decrease relates to revenue recognized on existing contracts including the EMRE Joint Development Agreement.

Administrative and selling expenses

Administrative and selling expenses were $8.9 million and $5.3 million for the three months ended January 31, 2021 and 2020, respectively. The three months ended January 31, 2021 included additional expense for stock compensation of $0.8 million due to the grants made in August 2020 and November 2020 under our new Long Term Incentive Plans (the “LTI Plans”) (refer to Note 17. “Benefit Plans” to the Consolidated Financial Statements for more information on the November 2020 grants) and an increase in the value of a deferred director compensation liability due to an increase in the Company’s share price. The comparable prior year period included a legal settlement of $2.2 million which was recorded as an offset to administrative and selling expenses.

Research and development expenses

Research and development expenses increased to $1.8 million for the three months ended January 31, 2021 compared to $1.2 million during the three months ended January 31, 2020. The increase relates to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period, which prior year period was also impacted by restructuring initiatives implemented in 2019 as resources were instead allocated to fund Advanced Technologies projects. During the quarter ended January 31, 2021, the Company successfully commenced operation and testing of a prototype solid oxide electrolysis hydrogen platform in Danbury, Connecticut.

Loss from operations

Loss from operations for the three months ended January 31, 2021 was $14.4 million compared to $3.1 million for the three months ended January 31, 2020. The loss from operations for the three months ended January 31, 2021 was primarily a result of the gross loss recorded, which was driven primarily by (i) the fact that there were no license revenues recorded in the three months ended January 31, 2021 compared to the three months ended January 31, 2020 which included $4.0 million recognized under our License Agreement with EMRE, and (ii) unfavorable margins associated with generation as a result of additional depreciation and amortization recognized for the three months ended January 31, 2021. In addition, loss from operations for the three months ended January 31, 2020 included a $2.2 million legal settlement that offset administrative and selling expenses, whereas administrative and selling expenses for the three months ended January 31, 2021 included additional stock compensation expense under the LTI Plans and an increase in the value of the deferred director compensation liability due to an increase in the Company’s share price.

Interest expense

Interest expense for the three months ended January 31, 2021 and 2020 was $2.5 million and $3.3 million, respectively. Interest expense for both periods presented includes interest related to sale-leaseback transactions and on the loans outstanding associated with the Bridgeport Fuel Cell Project. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. Amounts owed pursuant to the terms of the redeemable preferred stock were paid, in full, in December 2020. The decrease in interest expense for the three months ended January 31, 2021 is primarily due to the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement, which was fully repaid in December 2020.

Loss on extinguishment of debt

The loss on extinguishment of debt represents costs associated with the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement. The amount includes an early prepayment penalty of $4.0 million and the write-off of debt discounts and deferred finance costs of $7.2 million.

Extinguishment of preferred stock obligation of subsidiary

A charge of $0.9 million was recorded for the extinguishment of preferred stock obligation of subsidiary to adjust for the difference between the amount of the payoff of the obligation and the carrying amount of the Series 1 Preferred Share obligation.

Change in fair value of common stock warrant liability

The $16.0 million expense for the three months ended January 31, 2021 represents an adjustment to the estimated fair value of the remaining Orion Warrants which were exercised, in full, during the three months ended January 31, 2021. The $34.2 million expense for the three months ended January 31, 2020 included $23.7 million for Orion Warrants that were converted during the period and $10.5 million for Orion Warrants that were still outstanding as of January 31, 2020.

Other (expense) income, net

Other (expense) income, net was ($1.0) million and other (expense) income, net was $0.5 million for the three months ended January 31, 2021 and 2020, respectively. Other (expense) income, net for the three months ended January 31, 2021 primarily relates to a foreign exchange loss of $0.8 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation of our U.S. Dollar functional currency Canadian subsidiary prior to the payoff of the preferred share obligation in December 2020. Other (expense) income, net for the three months ended January 31, 2020 primarily relates to a net non-cash gain on the extinguishment accounting related to the modification of the Series 1 Preferred Shares and the extinguishment related to the embedded derivatives.

Provision for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. There was no provision for income tax recorded for the three months ended January 31, 2021 compared to $0.02 million for the three months ended January 31, 2020.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million and $0.9 million for the three-month periods ended January 31, 2021 and 2020, respectively.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders for the quarter ended January 31, 2021 represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three-month periods ended January 31, 2021 and 2020, net loss attributable to common stockholders was $46.8 million and $41.1 million, respectively, and loss per common share was $0.15 and $0.20, respectively. The increase in the net loss attributable to common stockholders for the three months ended January 31, 2021 is primarily due to incurring (i) a gross loss for the period compared to a gross profit for the corresponding period in fiscal year 2020, (ii) higher operating expenses for the period due to the fact that there were no offsets comparable to the $2.2 million legal settlement received during the corresponding period in fiscal year 2020, which offset administrative and selling expenses, (iii) higher operating expenses for the period including  additional stock compensation expenses under the LTI Plans and an increase in the value of the deferred director compensation liability due to an increase in the Company’s share price, (iv) an $11.2 million loss recorded on the extinguishment of the Orion Facility, and (v) a $1.5 million charge for the extinguishment of the preferred stock obligation of subsidiary. These amounts were offset by lower interest expense as a result of the repayment of the Orion Facility and a lower charge for the change in fair value of common stock warrant liability. The lower loss per common share for the three months ended January 31, 2021 as compared to the three months ended January 31, 2020 is due to the higher weighted average shares outstanding as of January 31, 2021 as a result of share issuances since January 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview, Cash Position, Sources and Uses

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt such as borrowings under our credit facilities, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service and license agreements with third parties. We have utilized this cash to develop and construct power plants, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of January 31, 2021, unrestricted cash and cash equivalents totaled $178.6 million compared to $149.9 million as of October 31, 2020.

In December 2020, the Company closed an underwritten offering of 25.0 million shares of the Company’s common stock. Net proceeds to the Company were approximately $156.4 million after deducting underwriting discounts and commissions and other offering expenses. Proceeds from this offering have been utilized as follows:

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

•

Extinguishment of the Series 1 Preferred Shares: On December 17, 2020, the Company paid all amounts owed to Enbridge Inc. (“Enbridge”) under the Series 1 Preferred Shares (as defined elsewhere herein), totaling Cdn. $27.4 million, or approximately $21.5 million in U.S. dollars. Following such payment, Enbridge surrendered its shares in FCE Ltd. (as defined elsewhere herein) and the related Guarantee and January 2020 Letter Agreement (in each case, as defined elsewhere herein) were terminated.

•

Working Capital: The remaining $47.5 million of proceeds from the offering was included in unrestricted cash and may be used to accelerate the development and commercialization of our solid oxide platform and for project development, project financing, debt service, working capital support and other general corporate purposes.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts and to successfully commercialize our Advanced Technologies platforms, including our solid oxide platform, (vii) implement the product cost reductions necessary to achieve profitable operations, (viii) manage working capital and the Company's unrestricted cash balance and (ix) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments, all of which will require an increase in authorized shares, and/or other debt instruments.

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

As of January 31, 2021, we had 15,093,242 shares of common stock available for issuance, excluding treasury stock, of which 5,185,674 shares were reserved for issuance under various warrants and equity awards, upon conversion of preferred stock, and under our employee stock purchase and equity incentive plans. The limited number of shares of our common stock available for issuance will limit our ability to raise capital in the equity markets and satisfy obligations with shares instead of cash, which could adversely affect our business and operations. We are seeking stockholder approval to increase the number of shares of common stock we are authorized to issue at the Company’s Annual Meeting of Stockholders on April 8, 2021, but such approval may not be obtained.

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

Our operating portfolio (32.6 MW as of January 31, 2021) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate approximately $19.9 million per year in annual revenue, but this amount may fluctuate from year to year depending on plant output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of January 31, 2021, the Company had projects representing an additional 40.7 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of January 31, 2021, net debt outstanding related to project assets was $70.7 million. Future required payments totaled $62.7 million as of January 31, 2021. The outstanding financing obligation under our sale-leaseback transactions, which totaled $49.3 million as of January 31, 2021, includes an embedded gain of $30.1 million, which will be recognized at the end of the applicable lease terms. As noted above, in December 2020, the Company repaid all amounts outstanding under the Orion Credit Agreement and terminated the Orion Facility.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of January 31, 2021:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
Triangle Street	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
		Total MW Operating:	32.6

The following table summarizes projects in process, all of which are in backlog, as of January 31, 2021:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	PPA Term (Years)
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.3	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.8	20
		Total MW in Process:	40.7

The projects listed in the above table are in various stages of development or on-site construction and installation. Current project updates are as follows:

•

The Company has completed the majority of its scope of work on the 7.4 MW project at the U.S. Navy Base in Groton, Connecticut, and the Company is currently awaiting the interconnection and other safety-related work to be completed prior to commissioning and commercial operation. The interconnection agreement for this project is a four-party agreement and has taken longer than originally estimated to complete.

•

Additionally, construction activity has been substantially completed for the 1.4 MW project at the San Bernardino, California wastewater treatment facility. The Company is working with the local utility on the interconnection process and awaiting other safety-related work to be completed prior to commissioning and commencing commercial operation.

•

Early-stage construction also began on 24.5 MW of projects, including the Toyota hydrogen project at the Port of Long Beach, and utility scale projects in Yaphank on Long Island in New York and Derby, Connecticut.

Subsequent to the end of the quarter, the Company entered into a 20 year PPA with United Illuminating for a 2.8 MW project in Derby, CT, which was awarded to the Company as part of the state-sponsored Shared Clean Energy Facility program. This FuelCell Energy power plant will supply 2.8 MW of clean power to the Connecticut electric grid. This contract is not included in the Company’s backlog as of January 31, 2021, but is expected to add $59.4 million in future revenue to the Company’s reported generation backlog going forward. The clean baseload power generated by this 2.8 MW platform will be enough to power approximately 3,000 homes with continuous clean energy.  The next steps in developing the project include obtaining siting approvals and interconnection agreements, and finalizing site engineering.

Backlog by revenue category is as follows:

•

Service agreements and license backlog totaled $163.9 million as of January 31, 2021, compared to $190.5 million as of January 31, 2020. Service agreements and license backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements.

•	Generation backlog totaled $1.1 billion as of January 31, 2021 and January 31, 2020. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
•	There was no product sales backlog as of January 31, 2021 or January 31, 2020.
•

Advanced Technologies contract backlog totaled $44.1 million as of January 31, 2021 compared to $64.6 million as of January 31, 2020. Advanced Technologies contract backlog represents remaining revenue under the EMRE Joint Development Agreement and government projects.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have a PPA are included in generation backlog, which represents future revenue under long-term PPAs. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements and license backlog and the related generation backlog is removed upon sale.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2021 and beyond include:

•	The Company’s cash on hand and access to additional liquidity. As of January 31, 2021, unrestricted cash and cash equivalents totaled $178.6 million.

•

We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. The annualized production rate as of October 31, 2020 was 17 MW, which was impacted by the manufacturing facility shutdown from March 18, 2020 to June 22, 2020 that was implemented in response to the COVID-19 pandemic. During fiscal year 2020, we made a number of improvements in our manufacturing processes and capabilities, focusing on increasing throughput and simplifying and streamlining production steps, while implementing applicable social distancing protocols. As a result of these improvements, the Company now has the capability to increase our annualized production rate up to 45 MW on a single production shift. For fiscal year 2021, the Company is currently increasing its production rate and expects to achieve an annualized production rate of 45 MW per year.

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

•

The amount of accounts receivable and unbilled receivables as of January 31, 2021 and October 31, 2020 was $30.4 million ($12.1 million of which is classified as “Other assets”) and $26.5 million ($8.9 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.

•

The amount of total inventory as of January 31, 2021 and October 31, 2020 was $66.5 million ($4.6 million is classified as long-term inventory) and $60.0 million ($9.0 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $40.7 million and $38.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.

•

The amount of total project assets as of January 31, 2021 and October 31, 2020 was $164.6 million and $161.8 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of January 31, 2021 consisted of $70.6 million of completed, operating installations and $94.0 million of projects in development. As of January 31, 2021, we had 32.6 MW of operating project assets that generated $4.9 million of revenue in the three months ended January 31, 2021.

•

As of January 31, 2021, the Company had 40.7 MW of projects under development and construction, some of which are expected to generate operating cash flows beginning in fiscal years 2021 and 2022. To build out this portfolio, for fiscal year 2021, we forecast project asset expenditures to range between $50.0 million and $75.0 million compared to $31.5 million for fiscal year 2020. To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business.

•

Capital expenditures are expected to range between $5.0 million to $10.0 million for fiscal year 2021, compared to capital expenditures of $0.4 million in fiscal year 2020, as we make investments in our factories, laboratories and business systems.

•

Company funded research and development activities are expected to increase to $18 to $20 million in fiscal year 2021 (compared to approximately $4.8 million in fiscal year 2020) as we expect to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation.

•

Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of January 31, 2021, we had pledged approximately $6.5 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended January 31, 2021 and 2020, depreciation and amortization totaled $5.6 million and $4.6 million, respectively (of these totals, approximately $4.4 million and $3.3 million for the three months ended January 31, 2021 and 2020, respectively, relate to depreciation and amortization of project assets in our generation portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $209.6 million as of January 31, 2021 compared to $192.1 million as of October 31, 2020. As of January 31, 2021, restricted cash and cash equivalents was $31.0 million, of which $12.2 million was classified as current and $18.8 million was classified as non-current, compared to $42.2 million in restricted cash and cash equivalents as of October 31, 2020, of which $9.2 million was classified as current and $33.0 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Three Months Ended January 31,
(dollars in thousands)	2021	2020
Consolidated Cash Flow Data:
Net cash used in operating activities	$(30,317)	$(6,506)
Net cash used in investing activities	(4,591)	(8,299)
Net cash provided by financing activities	52,392	48,989
Effects on cash from changes in foreign currency rates	58	(49)
Net increase in cash, cash equivalents and restricted cash	$17,542	$34,135

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $30.3 million during the three months ended January 31, 2021, compared to $6.5 million of net cash used in operating activities during the three months ended January 31, 2020.

Net cash used in operating activities for the three months ended January 31, 2021 was primarily a result of the net loss of $46.0 million, increases in inventories of $8.6 million, unbilled receivables of $3.5 million, other assets of $1.0 million, and accounts receivable of $0.5 million and decreases in accrued liabilities of $5.6 million and accounts payable of $1.9 million offset by an increase in deferred revenue of $2.4 million and non-cash adjustments of $34.5 million.

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

Investing Activities – Net cash used in investing activities was $4.6 million for the three months ended January 31, 2021, compared to net cash used in investing activities of $8.3 million during the three months ended January 31, 2020.

Net cash used in investing activities for the three months ended January 31, 2021 included $4.4 million of project asset expenditures and $0.2 million of capital expenditures.

Net cash used in investing activities for the three months ended January 31, 2020 included $7.6 million of project asset expenditures and a $0.6 million payment for a working capital adjustment for the acquisition of the Bridgeport Fuel Cell Project in May 2019.

Financing Activities – Net cash provided by financing activities was $52.4 million during the three months ended January 31, 2021, compared to net cash provided by financing activities of $49.0 million during the three months ended January 31, 2020.

Net cash provided by financing activities during the three months ended January 31, 2021 resulted from $156.4 million of proceeds from common stock sales, net of fees and expenses and $0.7 million of proceeds received from warrant conversions, offset by debt repayments of $82.3 million primarily relating to the payoff of amounts owed under the Orion Credit Agreement, payment of preferred dividends and return of capital of $0.8 million, and payment of $21.5 million to satisfy our obligations under the terms of the Series 1 Preferred Shares.

Net cash provided by financing activities during the three months ended January 31, 2020 resulted from the receipt of $65.5 million of debt proceeds from the Orion Facility, net of a debt discount of $1.6 million, $3.0 million of debt proceeds from Connecticut Green Bank and proceeds from common stock sales of $3.5 million net of fees and expenses, offset by debt repayment of $15.5 million, the payment of deferred financing costs of $2.5 million and the payment of preferred dividends and return of capital of $3.4 million.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of January 31, 2021 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$64,410	$62,799	$1,611
Term loans (principal and interest)	47,445	12,318	16,909	12,330	5,888
Capital and operating lease commitments (2)	19,728	1,265	2,327	1,452	14,684
Sale-leaseback financing obligation (3)	19,076	3,488	5,414	5,403	4,771
Natural gas supply contract (4)	13,782	492	3,938	3,938	5,414
Option fee (5)	150	150	—	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$164,591	$80,512	$30,199	$23,123	$30,757

(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)

Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.

(4)

During fiscal year 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million beginning on November 1, 2021. This gas contract is for the Company’s Yaphank project and the costs are expected to be offset by generation revenues on the project.

(5)

The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the plants at the end of the term of the agreement. The fee is payable in installments over the term of the agreement.

(6)

We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at January 31, 2021) for 20 trading days during any consecutive 30 trading day period.

Loan Paid Off During the Quarter

Orion Credit Agreement

On October 31, 2019, the Company and certain of its affiliates as guarantors entered into a Credit Agreement (as amended, the “Orion Credit Agreement”) with Orion Energy Partners Investment Agent, LLC, as Administrative Agent and Collateral Agent (the “Orion Agent”), and certain lenders affiliated with the Orion Agent for a $200.0 million senior secured credit facility (the “Orion Facility”), structured as a delayed draw term loan to be provided by the lenders primarily to fund certain of the Company’s construction and related costs for fuel cell projects meeting the requirements of the Orion Facility. Under the Orion Credit Agreement, each lender funded its commitments less 2.50% of the aggregate principal amount of the loans funded by such lender (the “Loan Discount).

On October 31, 2019, the Company drew down $14.5 million (the “Initial Funding”) and received $14.1 million after taking into account a Loan Discount of $0.4 million. On October 31, 2019, in connection with the Initial Funding, the Company issued warrants to the lenders under the Orion Credit Agreement to purchase up to a total of 6,000,000 shares of the Company’s common stock, at an exercise price of $0.310 per share (which are referred to herein as the “Initial Funding Warrants”).

On November 22, 2019, a second draw (the “Second Funding”) of $65.5 million, funded by Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (as the lenders under the Orion Credit Agreement), was made to fully repay certain outstanding third party debt of the Company, as well as to fund remaining construction costs and anticipated capital expenditures relating to certain projects. The Company received $63.9 million in the Second Funding after taking into account a Loan Discount of $1.6 million as described above. Also in conjunction with the Second Funding, the Company issued to the lenders warrants to purchase up to a total of 14.0 million shares of the Company’s common stock, with an initial exercise price with respect to 8.0 million of such shares of $0.242 per share and with an initial exercise price with respect to 6.0 million of such shares of $0.620 per share (which are referred to herein as the “Second Funding Warrants” and, together with the Initial Funding Warrants, as the “Orion Warrants”).  (See Note 12. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Orion Warrants.)

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

Outstanding principal under the Orion Facility was to be amortized on a straight-line basis over a seven-year term, with the initial payment due 21 business days after the end of the first quarter of fiscal year 2021. The maturity date of the Orion Facility was October 31, 2027.  The Orion Facility contained an administrative fee of $0.1 million per year paid on a quarterly basis and also included a prepayment premium of up to 35%.  Such prepayment fee was to be reduced over time based on the aggregate amount of principal and interest paid.

On November 30, 2020, the Company, its subsidiary guarantors, and the Orion Agent entered into a payoff letter with respect to the Orion Credit Agreement (the “Orion Payoff Letter”). Pursuant to the Orion Payoff Letter, on December 7, 2020, the Company paid a total of $87.3 million to the Orion Agent, representing the outstanding principal, accrued but unpaid interest, prepayment premium, fees, costs and other expenses due and owing under the Orion Facility and the Orion Credit Agreement and related loan documents, in full repayment of the Company’s outstanding indebtedness under the Orion Facility and the Orion Credit Agreement and related loan documents. In accordance with the Orion Payoff Letter, the aggregate prepayment premium set forth in the Orion Credit Agreement was reduced from approximately $14.9 million to $4.0 million and the Orion Agent, on behalf of itself and the lenders, agreed that any portion of the prepayment premium that would otherwise be required to be paid pursuant to the Orion Credit Agreement in excess of $4.0 million was waived by the Orion Agent and the lenders. The Company expensed the remaining deferred finance costs and debt discount of $7.1 million.

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

Outstanding Loans

Connecticut Green Bank Loan

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of January 31, 2021 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains customary representations, warranties and covenants. The Subordinated Credit Agreement contains a debt coverage ratio which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of January 31, 2021 was $4.9 million.

On May 9, 2019, in connection with the closing of the purchase of the Bridgeport Fuel Cell Project, BFC entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii) FuelCell Energy Finance, LLC’s (“FuelCell Finance”) (a wholly-owned subsidiary of the Company and the direct parent of BFC) ownership interest in BFC. The maturity date under the BFC Credit Agreement is May 9, 2025. Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72-month period. BFC has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full, provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended January 31, 2021 and January 31, 2020 resulted in a $0.1 million gain and a $0.03 million charge, respectively. The fair value of the interest rate swap liability at January 31, 2021 and October 31, 2020 was $0.9 million.

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

Liberty Bank Promissory Note – PPP Note

For information regarding the PPP Note and the repayment of amounts owed under the PPP Note, see “-OVERVIEW AND RECENT DEVELOPMENTS—Recent Developments—Repayment of Paycheck Protection Program Promissory Note” above.

.

Restricted Cash

We have pledged approximately $31.0 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of January 31, 2021, outstanding letters of credit totaled $6.5 million. These expire on various dates through August 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of January 31, 2021 also included $14.9 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $10.5 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 15. “Restricted Cash” for a detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power plants. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of January 31, 2021, our operating portfolio was 32.6 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of January 31, 2021, Advanced Technologies contract backlog totaled $44.1 million, of which $34.0 million is non-U.S. Government-funded, $9.9 million is U.S. Government-funded and $0.2 million is U.S. Government-unfunded. The amount that is non-U.S. Government-funded includes $10.0 million of milestone payments under the EMRE Joint Development Agreement that are contingent upon achieving technical milestones. If funding is terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our Consolidated Financial Statements for the three months ended January 31, 2021 included in this Quarterly Report on Form 10-Q for further information.

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

Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC.

ACCOUNTING GUIDANCE UPDATE

See Note 2. “Recent Accounting Pronouncements,” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting guidance.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of January 31, 2021, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of January 31, 2021, approximately 1.0% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended January 31, 2021 and 2020 resulted in a gain of $0.1 million and a charge of $0.03 million, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which has delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims not yet filed in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of January 31, 2021, outstanding accounts receivable due from KOSPO were $6.4 million.

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

Item 1A.RISK FACTORS

Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the Securities and Exchange Commission on January 21, 2021, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. The following risk factors are being provided to supplement and to update the risk factors set forth in Part I, Item 1A, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Our business and operations have been and may continue to be adversely affected by the 2019 novel coronavirus (COVID-19) outbreak or other similar outbreaks.

Any outbreaks of contagious diseases, including the recent outbreak of the 2019 novel coronavirus (“COVID-19”) that was first detected in Wuhan, China in December 2019 and has since developed into a global pandemic, and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions to or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, COVID-19 has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects. COVID-19 may impact the health of our team members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, or otherwise cause human impacts that may negatively impact our business. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. For example, on March 18, 2020, in response to the escalating global COVID-19 outbreak, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility, and also ordered those employees that could work from home to do so. While we resumed operations in the manufacturing facility on June 22, 2020, and we have established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home, we continue to evaluate our ability to operate in light of recent resurgences of COVID-19 and the advisability of continuing operations, based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. Accordingly, there can be no assurance that any of our facilities will remain open (in full or in part), that our employees that have been working remotely will return to the office or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to a worsening of the COVID-19 pandemic or due to an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Further, we have experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to our employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, and the reimbursement of expenses incurred while working from home, (iii) implementing increased health and safety protocols at all of our facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Although we believe the Company is currently considered an “essential” business in its operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, or any of these exemptions or exceptions do not extend to any of our key suppliers, our business, operating results and financial condition could be adversely impacted. While we have attempted to continue business development activities during the pandemic, state and local shutdowns, shelter-in-place orders and travel restrictions have impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate have been postponed. As a result, at this time, it is impossible to predict the overall impact of COVID-19 on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic, or because the pandemic worsens again. Additional public health crises could also emerge in the future, including other pandemics or epidemics. Any such public health crisis could pose further risks to us and could also have a material adverse effect on our business, results of operations and financial position.

Our PPP Loan may subject us to challenges regarding qualification for the PPP Loan, enforcement actions, fines and penalties, and has resulted in an informal SEC inquiry into our financial disclosures.

On April 20, 2020, we entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the CARES Act. Pursuant to the PPP Note, we received total proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”). In accordance with the requirements of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), the PPP Loan may have been fully forgiven if (i) proceeds were used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries were either maintained during the 24-week period following disbursement of the PPP Loan or restored by December 31, 2020. If not so maintained or restored, forgiveness of the PPP Loan would have been reduced in accordance with regulations issued by the SBA. In order to obtain the consent of the Orion Agent and the lenders under the Orion Credit Agreement (each as defined elsewhere in this document) to enter into the PPP Note, the Orion Agent and such lenders required us to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under regulations in effect as of June 6, 2020. We used 100% of the proceeds of the PPP Loan to pay eligible payroll costs, and on October 29, 2020, we applied for forgiveness of the PPP Loan. However, with the repayment in full of all amounts owed to the Orion Agent and lenders in December, 2020, the Company is no longer required to pursue forgiveness of the PPP Loan. Additionally, since the time of the application for forgiveness, the Company’s financial circumstances have changed substantially, such that the Company is no longer in need of forgiveness of the PPP Loan. While we believe we have met all of the requirements of the CARES Act, as amended by the PPP Flexibility Act, for forgiveness, on February 11, 2021, we withdrew our application for forgiveness and repaid all amounts outstanding under the PPP Note, together with all accrued interest.

In addition, based on guidance from the United States Department of the Treasury, since the total PPP Loan proceeds exceeded $2.0 million, our forgiveness application is subject to audit by the SBA, including with respect to our certification that the economic uncertainty at the time of our application made our request for a PPP Loan necessary to support our ongoing operations. If we are found to have been ineligible to receive the PPP Loan under the PPP Note, or in violation of any of the laws or regulations that may apply to us in connection with the PPP Note, including the False Claims Act, we may be subject to enforcement actions, fines and penalties, including significant civil, criminal and administrative penalties. In addition, our receipt of the PPP Loan, our submission of a forgiveness application, and our withdrawal of our forgiveness application may result in adverse publicity and damage to our reputation, governmental investigations, inquiries, reviews and audits, such as the SEC inquiry described below, which could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1, 2020 – November 30, 2020	—	$—	—	—
December 1, 2020 – December 31, 2020	—	$—	—	—
January 1, 2021 – January 31, 2021	81	$10.91	—	—
Total	81	$10.91	—	—

(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, July 12, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 1999).
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

10.1*

FuelCell Energy, Inc. Fiscal Year 2021 Long Term Incentive Plan, as approved November 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.2*

Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Relative TSR Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.3*

Form of FuelCell Energy, Inc. 2018 Omnibus Incentive Plan Absolute TSR Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 27, 2020).

10.4

Payoff Letter, dated November 30, 2020, among FuelCell Energy, Inc., each of the Guarantors party thereto, and Orion Energy Partners Investment Agent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2020).

10.5

Underwriting Agreement, dated as of December 1, 2020, by and among FuelCell Energy, Inc., the Selling Stockholders named therein, and J.P. Morgan Securities LLC, as representative of the several Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 4, 2020).

10.6

Payoff Letter, dated December 16, 2020, between FuelCell Energy, Inc., FCE FuelCell Energy Ltd., and Enbridge Inc. with respect to the Class A Preferred Shares of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

10.7*

Second Amendment, dated as of January 19, 2021, to the Employment Agreement, effective as of August 26, 2019, between FuelCell Energy, Inc. and Jason B. Few (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2021).

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

FUELCELL ENERGY, INC.
(Registrant)

March 16, 2021	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)