Form 10-Q
period 2021-04-30
FUELCELL ENERGY INC
filed 2021-06-10
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of June 4, 2021:  322,492,804

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	April 30,	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$139,086	$149,867
Restricted cash and cash equivalents - short-term	17,427	9,233
Accounts receivable, net	12,147	9,563
Unbilled receivables	7,660	8,041
Inventories	58,920	50,971
Other current assets	10,317	6,306
Total current assets	245,557	233,981
Restricted cash and cash equivalents - long-term	14,669	32,952
Inventories - long-term	4,586	8,986
Project assets	187,242	161,809
Property, plant and equipment, net	35,417	36,331
Operating lease right-of-use assets, net	8,201	10,098
Goodwill	4,075	4,075
Intangible assets, net	19,318	19,967
Other assets	16,526	15,339
Total assets	$535,591	$523,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,575	$21,366
Current portion of operating lease liabilities	875	939
Accounts payable	15,884	9,576
Accrued liabilities	13,419	15,681
Deferred revenue	17,464	10,399
Preferred stock obligation of subsidiary	—	938
Total current liabilities	56,217	58,899
Long-term deferred revenue	26,698	31,501
Long-term preferred stock obligation of subsidiary	—	18,265
Long-term operating lease liabilities	8,190	9,817
Long-term debt and other liabilities	75,580	150,651
Total liabilities	166,685	269,133
Redeemable Series B preferred stock (liquidation preference of $64,020 as of April 30, 2021 and October 31, 2020)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 500,000,000 and 337,500,000 shares authorized as of April 30, 2021 and October 31, 2020, respectively; 322,492,804 and 294,706,758 shares issued and outstanding as of April 30, 2021 and October 31, 2020, respectively	32	29
Additional paid-in capital	1,538,831	1,359,454
Accumulated deficit	(1,229,073)	(1,164,196)
Accumulated other comprehensive loss	(741)	(739)
Treasury stock, Common, at cost (61,836 and 56,411 shares as of April 30, 2021 and October 31, 2020, respectively)	(503)	(432)
Deferred compensation	503	432
Total stockholders’ equity	309,049	194,548
Total liabilities and stockholders' equity	$535,591	$523,538

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended April 30,
	2021	2020
Revenues:
Product	$—	$—
Service and license	660	6,972
Generation	6,185	4,631
Advanced Technologies	7,108	7,277
Total revenues	13,953	18,880
Costs of revenues:
Product	1,921	2,838
Service and license	2,867	5,967
Generation	9,422	5,692
Advanced Technologies	4,499	4,216
Total costs of revenues	18,709	18,713
Gross (loss) profit	(4,756)	167
Operating expenses:
Administrative and selling expenses	9,670	7,168
Research and development expenses	2,964	1,141
Total costs and expenses	12,634	8,309
Loss from operations	(17,390)	(8,142)
Interest expense	(1,563)	(3,584)
Change in fair value of common stock warrant liability	—	(3,372)
Other income, net	32	340
Loss before benefit (provision) for income taxes	(18,921)	(14,758)
Benefit (provision) for income taxes	4	(11)
Net loss	(18,917)	(14,769)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(19,717)	$(15,569)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.06)	$(0.07)
Basic and diluted weighted average shares outstanding	322,500,592	211,000,091

	Three Months Ended April 30,
	2021	2020
Net loss	$(18,917)	$(14,769)
Other comprehensive loss:
Foreign currency translation adjustments	(60)	(42)
Total comprehensive loss	$(18,977)	$(14,811)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Six Months Ended April 30,
	2021	2020
Revenues:
Product	$—	$—
Service and license	5,573	12,584
Generation	11,076	10,073
Advanced Technologies	12,181	12,487
Total revenues	28,830	35,144
Costs of revenues:
Product	4,287	4,854
Service and license	7,966	7,585
Generation	16,537	11,249
Advanced Technologies	8,414	8,008
Total costs of revenues	37,204	31,696
Gross (loss) profit	(8,374)	3,448
Operating expenses:
Administrative and selling expenses	18,602	12,434
Research and development expenses	4,787	2,296
Total costs and expenses	23,389	14,730
Loss from operations	(31,763)	(11,282)
Interest expense	(4,108)	(6,861)
Loss on extinguishment of debt	(11,156)	—
Loss on extinguishment of Series 1 preferred share obligation	(934)	—
Change in fair value of common stock warrant liability	(15,974)	(37,617)
Other (expense) income, net	(946)	871
Loss before benefit (provision) for income taxes	(64,881)	(54,889)
Benefit (provision) for income taxes	4	(31)
Net loss	(64,877)	(54,920)
Series B preferred stock dividends	(1,600)	(1,731)
Net loss attributable to common stockholders	$(66,477)	$(56,651)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.21)	$(0.27)
Basic and diluted weighted average shares outstanding	317,219,129	206,560,031

	Six Months Ended April 30,
	2021	2020
Net loss	$(64,877)	$(54,920)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(91)
Total comprehensive loss	$(64,879)	$(55,011)

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2020	294,706,758	$29	$1,359,454	$(1,164,196)	$(739)	$(432)	$432	$194,548
Sale of common stock, net of fees	25,000,000	3	156,363	—	—	—	—	156,366
Orion warrant exercises	2,700,000	—	21,824	—	—	—	—	21,824
Common stock issued, non-employee compensation	2,734	—	45	—	—	—	—	45
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	4,521	—	8	—	—	—	—	8
Share based compensation	—	—	1,417	—	—	—	—	1,417
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	58	—	—	58
Adjustment for deferred compensation	(1,669)	—	—	—	—	(30)	30	—
Release of a share reserve	(48)	—	—	—	—	—	—	—
Net Loss	—	—	—	(45,960)	—	—	—	(45,960)
Balance, January 31, 2021	322,412,296	$32	$1,538,311	$(1,210,156)	$(681)	$(462)	$462	$327,506
Sale of common stock, net of fees	—	—	5	—	—	—	—	5
Warrant exercises	14,026	—	269	—	—	—	—	269
Common stock issued, non-employee compensation	5,456	—	55	—	—	—	—	55
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	64,782	—	(262)	—	—	—	—	(262)
Share based compensation	—	—	1,253	—	—	—	—	1,253
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(60)	—	—	(60)
Adjustment for deferred compensation	(3,756)	—	—	—	—	(41)	41	—
Net Loss	—	—	—	(18,917)	—	—	—	(18,917)
Balance, April 30, 2021	322,492,804	$32	$1,538,831	$(1,229,073)	$(741)	$(503)	$503	$309,049

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

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,877)	$(54,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,670	863
Depreciation and amortization	10,412	9,102
Change in fair value of common stock warrant liability	15,974	37,617
Non-cash charge (benefit) for extinguishment of preferred stock obligation of subsidiary	934	(475)
Non-cash interest expense on preferred stock and debt obligations	2,475	3,497
Non-cash charge for extinguishment of debt	7,156	—
Unrealized (gain) loss on derivative contract	(228)	526
Operating lease expense	761	315
Operating lease payments	(586)	(460)
Unrealized foreign currency losses (gains)	873	(948)
Other non-cash transactions, net	372	766
Increase (decrease) in operating assets:
Accounts receivable	(2,584)	(2,825)
Unbilled receivables	(645)	(641)
Inventories	(13,617)	(6,117)
Other assets	(2,930)	(288)
(Decrease) Increase in operating liabilities:
Accounts payable	3,280	(3,868)
Accrued liabilities	(2,864)	777
Deferred revenue, royalty & license fee income	2,262	2,360
Net cash used in operating activities	(41,162)	(14,719)
Cash flows from investing activities:
Capital expenditures	(960)	(55)
Project asset expenditures	(21,212)	(13,633)
Project asset acquisition	—	(611)
Net cash used in investing activities	(22,172)	(14,299)
Cash flows from financing activities:
Repayment of debt	(91,669)	(21,409)
Proceeds from debt, net of debt discount	—	87,757
Payment of deferred financing costs	—	(2,697)
Fees for common stock issued for benefit plans, net of issuances	(15)	—
Payment of preferred dividends and return of capital	(1,600)	(4,403)
Repayment of preferred stock obligation of subsidiary	(21,541)	—
Common stock issuance, net of fees	156,368	—
Proceeds from sale of common stock and warrant exercises, net	923	3,502
Net cash provided by financing activities	42,466	62,750
Effects on cash from changes in foreign currency rates	(2)	(91)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,870)	33,641
Cash, cash equivalents and restricted cash-beginning of period	192,052	39,778
Cash, cash equivalents and restricted cash-end of period	$171,182	$73,419
Supplemental cash flow disclosures:
Cash interest paid and early prepayment charge	$8,790	$3,188
Noncash financing and investing activity:
Operating lease liabilities	1,459	489
Operating lease right-of-use assets	1,459	489
Net noncash reclassifications from project assets to inventory	8,929	1,152
Warrant exercises	21,170	25,994
Accrued purchase of fixed assets, cash to be paid in subsequent period	491	68
Accrued purchase of project assets, cash to be paid in subsequent period	3,078	1,273

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and six months ended April 30, 2021 and 2020 have been included. All intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

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

As of April 30, 2021, unrestricted cash and cash equivalents totaled $139.1 million compared to $149.9 million as of October 31, 2020.

In December 2020, the Company closed an underwritten offering of 25.0 million shares of the Company’s common stock. Net proceeds to the Company were approximately $156.4 million after deducting underwriting discounts and commissions and other offering expenses. Proceeds from this offering have been utilized as follows:

●	Extinguishment of Senior Secured Debt: On December 7, 2020, the Company paid $87.3 million to settle the outstanding principal, accrued but unpaid interest, prepayment premium, fees, costs and other expenses due and owing to the Orion Agent and the lenders under the Orion Facility and the Orion Credit Agreement (in each case as defined elsewhere herein) and related loan documents. Concurrently, the Orion Agent released all of the collateral from the liens granted under the security documents associated with the Orion Facility, which included the release of $11.2 million of restricted cash to the Company.
●	Extinguishment of the Series 1 Preferred Shares: On December 17, 2020, the Company paid all amounts owed to Enbridge Inc. (“Enbridge”) under the Series 1 Preferred Shares (as defined elsewhere herein), totaling Cdn. $27.4 million, or approximately $21.5 million in U.S. dollars. Following such payment, Enbridge surrendered its shares in FCE Ltd. (as defined elsewhere herein) and the related Guarantee and January 2020 Letter Agreement (in each case, as defined elsewhere herein) were terminated.
●	Working Capital: The remaining $47.5 million of proceeds from the offering was included in unrestricted cash and is being used to accelerate the development and commercialization of our solid oxide platform and for project development, project financing, debt service, working capital support and other general corporate purposes.

In February 2021, the Company further reduced its debt by repaying the outstanding Paycheck Protection Program Promissory Note from Liberty Bank under the CARES Act totaling $6.5 million.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide platform, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

We are continually assessing different means by which to accelerate the Company’s growth, enter new markets, commercialize new products, and enable capacity expansion. Therefore, from time to time, the Company may consider and enter into agreements for one or more of the following: negotiated financial transactions, minority investments, collaborative ventures, license arrangements, joint ventures or other business transactions for the purpose(s) of geographic or manufacturing expansion and/or new product or technology development and commercialization.

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. The Company expects to seek long-term debt and tax equity (e.g., sale-leaseback and partnership transactions) for its project asset portfolio as these projects commence commercial operations. The proceeds of any such financing, if obtained, may allow the Company to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

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

Note 3. Revenue Recognition

Contract Balances

Contract assets as of April 30, 2021 and October 31, 2020 were $17.5 million and $16.9 million, respectively. The contract assets relate to the Company’s rights to consideration for work performed but not billed. These amounts are included on a separate line item as Unbilled receivables, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

Contract liabilities as of April 30, 2021 and October 31, 2020 were $44.2 million and $41.9 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time. The Company has discontinued revenue recognition of the deferred license revenue related to the terminated POSCO Energy License Agreements (as defined elsewhere herein) given the pending arbitration, described in Part II, Item 1, “Legal Proceedings,” and will continue to evaluate this deferred revenue in future periods (for more information, refer to Note 18. “Commitments and Contingencies”). As of April 30, 2021, $22.2 million related to the terminated POSCO Energy License Agreements is included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The net change in contract liabilities represents customer billings offset by revenue recognized.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of April 30, 2021, the Company’s total remaining performance obligations were: $141.4 million for service agreements, $22.2 million for license agreements and $45.0 million for Advanced Technologies contracts in the aggregate. Service revenue in periods in which there are no module exchanges is expected to be relatively consistent from period to period, whereas module exchanges will result in an increase in revenue when exchanges occur.

Note 4. Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of April 30, 2021 and October 31, 2020 consisted of the following (in thousands):

	April 30,	October 31,
	2021	2020
Commercial Customers:
Amount billed	$10,183	$7,329
Unbilled receivables (1)	6,289	7,063
	16,472	14,392
Advanced Technologies (including U.S. government(2)):
Amount billed	1,964	2,234
Unbilled receivables	1,371	978
	3,335	3,212
Accounts receivable, net and unbilled receivables	$19,807	$17,604
(1)	Additional long-term unbilled receivables of $9.9 million and $8.9 million are included within “Other Assets” as of April 30, 2021 and October 31, 2020, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of April 30, 2021 and October 31, 2020 were $1.0 million and $1.1 million, respectively.

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

The Company had no allowance for doubtful accounts as of April 30, 2021 and October 31, 2020. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 5. Inventories

Inventories (short and long-term) as of April 30, 2021 and October 31, 2020 consisted of the following (in thousands):

	April 30,	October 31,
	2021	2020
Raw materials	$27,075	$21,726
Work-in-process (1)	36,431	38,231
Inventories	63,506	59,957
Inventories - short-term	(58,920)	(50,971)
Inventories - long-term (2)	$4,586	$8,986
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of April 30, 2021 and October 31, 2020 was $22.2 million and $19.6 million, respectively, of completed standard components and modules.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

The Company incurred costs associated with excess plant capacity and manufacturing variances of $1.3 million and $2.7 million for the three months ended April 30, 2021 and 2020, respectively, and $3.4 million and $4.4 million for the six months ended April 30, 2021 and 2020, respectively, which were included within product cost of revenues on the Consolidated Statements of Operations and Comprehensive Loss.

Note 6. Project Assets

Project assets as of April 30, 2021 and October 31, 2020 consisted of the following (in thousands):

	April 30,	October 31,	Estimated
	2021	2020	Useful Life
Project Assets - Operating	$125,464	$99,351	5-20 years
Project Assets - Construction in progress	97,911	91,276	7-20 years
	223,375	190,627
Accumulated depreciation	(36,133)	(28,818)
Project Assets, net	$187,242	$161,809

Project assets as of April 30, 2021 and October 31, 2020 included eight, completed, commissioned installations generating power with respect to which the Company has a power purchase agreement (“PPA”) with the end-user of power and site host or utility with an aggregate value of $89.3 million and $70.5 million as of April 30, 2021 and October 31, 2020, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance (“Crestmark”). Project asset depreciation was approximately $3.3 million and $2.8 million for the three months ended April 30, 2021 and 2020, respectively, and $7.3 million and $5.8 million for the six months ended April 30, 2021 and 2020, respectively.

Project assets as of April 30, 2021 and October 31, 2020 also include installations with carrying values of $97.9 million and $91.3 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs or projects for which we expect to secure PPAs or otherwise recover the asset value and which have not yet been placed in service. Of these totals, as of each of April 30, 2021 and October 31, 2020, approximately $4.8 million relates to projects for which we expect to secure long-term contracts and/or otherwise recover the asset value and which have not yet been placed in service.

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

Note 7. Goodwill and Intangible Assets

As of April 30, 2021 and October 31, 2020, the Company had goodwill of $4.1 million and intangible assets of $19.3 million and $20.0 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa acquisition intangible asset is an indefinite-lived in-process research and development intangible asset for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project PPA asset for the three and six months ended April 30, 2021 was $0.3 million and $0.6 million, respectively, and for the three and six months ended April 30, 2020 was $0.3 million and $0.7 million, respectively.

The following tables summarize the Company’s intangible assets as of April 30, 2021 and October 31, 2020 (in thousands):

As of April 30, 2021	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(2,594)	9,726
Total	$21,912	$(2,594)	$19,318

As of October 31, 2020	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(1,945)	10,375
Total	$21,912	$(1,945)	$19,967

Note 8. Other Current Assets

Other current assets as of April 30, 2021 and October 31, 2020 consisted of the following (in thousands):

	April 30,	October 31,
	2021	2020
Advance payments to vendors (1)	$3,102	$1,954
Prepaid expenses and other (2)	7,215	4,352
Other current assets	$10,317	$6,306
(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid vendor expenses including insurance expense.

Note 9. Other Assets

Other assets as of April 30, 2021 and October 31, 2020 consisted of the following (in thousands):

	April 30,	October 31,
	2021	2020
Long-term stack residual value (1)	$702	$890
Long-term unbilled receivables (2)	9,881	8,856
Other (3)	5,943	5,593
Other assets	$16,526	$15,339
(1)	Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.
(2)	Represents unbilled receivables that relate to revenue recognized on customer contracts that will be billed in future periods in excess of 12 months from the balance sheet date.
(3)	The Company entered into an agreement with one of its customers on June 29, 2016 which includes payments for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The payments are to be made in installments over the term of the agreement and the total amount paid as of each of April 30, 2021 and October 31, 2020 was $2.4 million. Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of April 30, 2021 and October 31, 2020.

Note 10. Accrued Liabilities

Accrued liabilities as of April 30, 2021 and October 31, 2020 consisted of the following (in thousands):

	April 30,	October 31,
	2021	2020
Accrued payroll and employee benefits	$3,256	$4,461
Accrued product warranty cost (1)	85	97
Accrued service agreement and PPA costs (2)	7,055	7,037
Accrued legal, taxes, professional and other	3,023	4,086
Accrued liabilities	$13,419	$15,681
(1)	The decrease in accrued product warranty cost represents a reduction related to actual warranty activity as contracts progress through the warranty period. Product warranty expense for the three months ended April 30, 2021 and 2020 was $6 thousand and $0.01 million, respectively, and for the six months ended April 30, 2021 and 2020 was $12 thousand and $0.03 million, respectively.
(2)	Accrued service agreement costs include loss accruals on service agreements of $5.5 million as of each of October 31, 2020 and April 30, 2021. The accruals for performance guarantees, including PPA performance guarantees was $1.6 million as of April 30, 2021, which reflects an increase from $1.4 million as of October 31, 2020.

Note 11. Leases

The Company enters into operating and finance lease agreements for the use of real estate, vehicles, information technology equipment, and certain other equipment. We determine if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Operating leases are included in Operating lease right-of-use assets, net, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases are not considered significant to the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. Finance lease right of use (“ROU”) assets at April 30, 2021 and October 31, 2020 of $0.1 million and $0.04 million, respectively, are included in Property, plant and equipment, net in the Company’s Consolidated Balance Sheets. Finance lease liabilities at April 30, 2021 and October 31, 2020 of $0.1 million and $0.04 million, respectively, are included in Current portion of long-term debt and Long-term debt and other liabilities in the Company’s Consolidated Balance Sheets.

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

Operating lease expense for the three months ended April 30, 2021 and 2020 was $0.4 million and $0.1 million, respectively, and for the six months ended April 30, 2021 and 2020 was $0.8 million and $0.3 million, respectively. As of April 30, 2021, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 7.8%. Lease payments made during the three months ended April 30, 2021 and 2020 were $0.3 million and $0.2 million, respectively, and during the six months ended April 30, 2021 and 2020 were $0.6 million and $0.5 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,303	$67
Due Year 2	1,369	52
Due Year 3	813	41
Due Year 4	734	—
Due Year 5	734	—
Thereafter	25,587	—
Total undiscounted lease payments	30,540	160
Less imputed interest	(21,475)	(26)
Total discounted lease payments	$9,065	$134

Note 12. Stockholders’ Equity and Warrant Liabilities

Increase in Authorized Shares

The Company obtained stockholder approval on April 8, 2021 at the Annual Meeting of Stockholders to increase the number of shares of common stock the Company is authorized to issue under the Company’s Certificate of Incorporation, as amended. The Company’s stockholders approved a 162,500,000 increase in the number of authorized shares of common stock. Accordingly, on April 8, 2021, the Company filed a Certificate of Amendment of the Certificate of Incorporation of the Company with the Delaware Secretary of State increasing the total number of authorized shares of common stock from 337,500,000 shares to 500,000,000 shares.

December Common Stock Offering

In December of 2020, the Company and Orion Energy Credit Opportunities Fund II, L.P., Orion Energy Credit Opportunities Fund II GPFA, L.P., Orion Energy Credit Opportunities Fund II PV, L.P., and Orion Energy Credit Opportunities FuelCell Co-Invest, L.P. (the lenders under the Credit Agreement among the Company, certain of its affiliates as guarantors, Orion Energy Partners Investment Agent, LLC (the “Orion Agent”) and such lenders (as amended, the “Orion Credit Agreement”)) (the “Selling Stockholders”) completed a public offering of the Company’s common stock. In connection with this public offering, the Company and the Selling Stockholders entered into an underwriting agreement pursuant to which (i) the Company agreed to issue and sell to the underwriters 19,822,219 shares of the Company’s common stock, plus up to 5,177,781 shares of common stock pursuant to an option to purchase additional shares, and (ii) the Selling Stockholders agreed to sell to the underwriters 14,696,320 shares of common stock, in each case at a price to the public of $6.50 per share. The underwriters exercised their option to purchase additional shares, resulting in the issuance and sale by the Company at the closing of the offering of a total of 25,000,000 shares of common stock. The offering closed on December 4, 2020.

Gross proceeds from the sale of common stock by the Company in the offering were $162.5 million. The Company did not receive any proceeds from the sale of common stock in the offering by the Selling Stockholders.

The Company and the Selling Stockholders paid underwriting discounts and commissions of $0.2275 per share, and net proceeds to the Company were approximately $156.4 million after deducting such underwriting discounts and commissions and other offering expenses.

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

During the three months ended January 31, 2020, the lenders exercised, on a cashless basis, Orion Warrants representing the right to purchase 12,000,000 shares of the Company’s common stock. Because these Orion Warrants were exercised on a cashless basis, the Company issued in the aggregate 9,396,320 shares of the Company’s common stock. The Orion Warrants that were converted were remeasured to fair value immediately preceding the conversion based upon volatility of 103.7%, a risk free rate of 1.81% and the Company’s common stock price of $2.29 on January 8, 2020, which resulted in a $23.7 million charge for the three months ended January 31, 2020. The revised estimated fair value of the converted Orion Warrants as of the date of conversion of $26.0 million was reclassified to Additional paid in capital. The remaining Orion Warrants as of January 31, 2020 were remeasured to estimated fair value based upon a volatility of 104.9%, a risk free rate of 1.45% and the Company’s common stock price at January 31, 2020 of $1.59 per share, which resulted in a charge for the three months ended January 31, 2020 of $10.5 million.  The Company remeasured the remaining Orion Warrants again at April 30, 2020 based upon a volatility of 107.4%, a risk free rate of 0.57% and the Company’s common stock price at April 30, 2020 of $2.02 per share, which resulted in a charge for the three months ended April 30, 2020 of $3.4 million.

During fiscal year 2020, the lenders exercised all of the Orion Warrants, except for Orion Warrants to purchase 2,700,000 shares of common stock. On December 7, 2020, all remaining Orion Warrants were exercised to purchase a total of 2,700,000 shares of the Company’s common stock for an aggregate exercise price of $653,400 (or $0.242 per share). The Orion Warrants that were converted on December 7, 2020 were remeasured to fair value immediately preceding the conversion based upon volatility of 117.02%, a risk free rate of 0.70% and the Company’s common stock price of $7.95 on December 4, 2020, which resulted in a $16.0 million charge for the three months ended January 31, 2021. The estimated fair value of the converted Orion Warrants as of the December 7, 2020 date of conversion of $21.2 million was reclassified to Additional paid in capital.

Other Warrants

On May 3, 2017, the Company completed an underwritten public offering that included the offering and sale of: (i) 1,000,000 shares of its common stock, and (ii) Series C warrants to purchase 1,000,000 shares of its common stock that have an exercise price of $19.20 per share and a term of five years. During the three and six months ended April 30, 2021, Series C warrants were exercised to purchase a total of 14,026 shares of the Company’s common stock resulting in cash proceeds to the Company of $0.3 million. The Series C warrants contain provisions regarding adjustments to their exercise price and the number of shares of common stock issuable upon exercise.

The following table summarizes outstanding warrant activity during the six months ended April 30, 2021:

	Series C Warrants	Orion Warrants
Balance as of October 31, 2020	964,128	2,700,000
Warrants exercised	(14,026)	(2,700,000)
Balance as of April 30, 2021	950,102	—

Note 13. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of April 30, 2021, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of April 30, 2021 and October 31, 2020, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million and

$0.8 million were paid in cash during the three-month periods ended April 30, 2021 and 2020, respectively, and dividends of $1.6 million and $3.2 million were paid in cash during the six-month periods ended April 30, 2021 and 2020, respectively. A payment of $2.4 million made during the six-month period ended April 30, 2020 represented the dividends payable with respect to the May 15, 2019 and August 15, 2019 dividend dates and the dividends payable with respect to the November 15, 2019 dividend date that were declared on October 30, 2019.

Class A Preferred Shares

As of October 31, 2020, FCE FuelCell Energy, Ltd. (“FCE Ltd.”) had 1,000,000 Class A Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which were held by Enbridge Inc. (“Enbridge”). Dividends and return of capital payments were due quarterly based on calendar quarters. The Company made payments of Cdn. $0.3 million and $1.5 million during the three-month and six-month periods ended April 30, 2020, respectively. The Company’s payments made during the six-months ended April 30, 2020 included the payments which were not made previously for the calendar quarters ended on March 31, 2019, June 30, 2019 and September 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $0.7 million for the three months ended April 30, 2020 and Cdn. $0.6 million and Cdn. $1.3 million for the six months ended April 30, 2021 and 2020, respectively. There was no interest expense recorded for the three months ended April 30, 2021. As of October 31, 2020, the carrying value of the Series 1 Preferred Shares was Cdn. $25.6 million (U.S. $19.2 million) and was classified as a preferred stock obligation of a subsidiary on the Consolidated Balance Sheets.

On January 20, 2020, the Company, FCE Ltd. and Enbridge entered into a letter agreement (the “January 2020 Letter Agreement”), pursuant to which they agreed to amend the articles of FCE Ltd. relating to and setting forth the terms of the Series 1 Preferred Shares to: (i) remove the provisions of the articles permitting or requiring the issuance of shares of the Company’s common stock in exchange for the Series 1 Preferred Shares or as payment of amounts due to the holders of the Series 1 Preferred Shares, (ii) remove certain provisions of the articles relating to the redemption of the Series 1 Preferred Shares, (iii) increase the annual dividend rate, commencing on January 1, 2020, to 15%, (iv) extend the final payment date for all accrued and unpaid dividends and all return of capital payments (i.e., payments of the principal redemption price) from December 31, 2020 to December 31, 2021, (v) clarify when dividend and return of capital payments are to be made in the future and extend the quarterly dividend and return of capital payments through December 31, 2021 (which were previously to be paid each quarter through December 31, 2020), (vi) remove certain terms and provisions of the articles that were no longer applicable, and (vii) make other conforming changes to the articles. In addition, the parties agreed to amend the Company’s guarantee in favor of Enbridge (the “Guarantee”) as necessary or as the parties may mutually agree, in either case, in order to be consistent with such amended articles and to maintain the Company’s guarantee of FCE Ltd.’s obligations under the Series 1 Preferred Shares. The articles of FCE Ltd. were amended and filed in accordance with the provisions of the January 2020 Letter Agreement on March 26, 2020. Under the terms of the January 2020 Letter Agreement, the Company was still required to make (i) annual dividend payments of Cdn. $500,000 and (ii) annual return of capital payments of Cdn. $750,000. Dividend and return of capital payments were to be made on a quarterly basis and were scheduled to end on December 31, 2021 unless these obligations were satisfied in advance of such date.

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

Prior to the amendment, the Company bifurcated embedded derivatives related to the conversion feature and a variable dividend feature. As a result of the January 2020 Letter Agreement, both features were removed from the Series 1 Preferred Shares which resulted in the Company recognizing a gain of U.S. $0.6 million related to the extinguishment of the embedded derivatives during the six months ended April 30, 2020.

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

On December 18, 2020, the Company remitted payment totaling Cdn. $27.4 million, or approximately U.S. $21.5 million, to Enbridge. Upon making the payment, the Company recorded a loss on extinguishment for the Series 1 Preferred Shares of $0.9 million. Concurrent with receipt of the payment from the Company, Enbridge surrendered its Series 1 Preferred Shares in FCE Ltd., and the Guarantee and the January 2020 Letter Agreement were terminated. All obligations related to the Series 1 Preferred Shares were extinguished upon payment.

Note 14. Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Numerator
Net loss	$(18,917)	$(14,769)	$(64,877)	$(54,920)
Series B preferred stock dividends	(800)	(800)	(1,600)	(1,731)
Net loss attributable to common stockholders	$(19,717)	$(15,569)	$(66,477)	$(56,651)
Denominator
Weighted average basic common shares	322,500,592	211,000,091	317,219,129	206,560,031
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	322,500,592	211,000,091	317,219,129	206,560,031
Basic loss per share	$(0.06)	$(0.07)	$(0.21)	$(0.27)
Diluted loss per share (1)	$(0.06)	$(0.07)	$(0.21)	$(0.27)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of April 30, 2021 and 2020, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	April 30,	April 30,
	2021	2020
Orion Warrants	—	8,000,000
May 2017 Offering - Series C Warrants	950,102	964,128
Outstanding options to purchase common stock	22,388	23,891
Unvested Restricted Stock Awards	—	2,091
Unvested Restricted Stock Units	2,817,137	63,267
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Total potentially dilutive securities	3,827,464	9,091,214

Note 15. Restricted Cash

As of April 30, 2021 and October 31, 2020, there was $32.1 million and $42.2 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts, and reserved to pay down the Orion Facility or be redeployed into other project financing at the option of the Orion Agent and the lenders under the Orion Facility. Refer to Note 16. “Debt”

for additional information on the release of the restricted cash under the Orion Facility. The allocation of restricted cash is as follows (in thousands):

	April 30,	October 31,
	2021	2020
Cash Restricted for Outstanding Letters of Credit (1)	$6,478	$6,543
Cash Restricted for PNC Sale-Leaseback Transactions	14,989	15,125
Cash Restricted for Crestmark Sale-Leaseback Transaction	432	431
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves	9,668	7,549
Orion Facility - Performance Reserve (2)	—	5,000
Orion Facility - Module and Debt Service Reserves (3)	—	1,950
Orion Facility - Project Proceeds Account (4)	—	4,243
Other	529	1,344
Total Restricted Cash	32,096	42,185
Restricted Cash and Cash Equivalents - Short-Term (5)	(17,427)	(9,233)
Restricted Cash and Cash Equivalents - Long-Term	$14,669	$32,952
(1)	Letters of credit outstanding as of April 30, 2021 expire on various dates through August 2028.
(2)	Short-term reserve that was related to certain project construction and financing milestones.
(3)	Long-term reserve that was to be used primarily to fund future module exchanges for operating projects falling under the collateral pool (CCSU and Triangle Street) under the Orion Facility.
(4)	Reserve that was related to proceeds received from project refinancing that was to be used to pay-down the Orion Facility unless redeployed into other project financing (at the option of the Orion Agent and the lenders under the Orion Facility).
(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

Note 16. Debt

Debt as of April 30, 2021 and October 31, 2020 consisted of the following (in thousands):

	April 30,	October 31,
	2021	2020
Orion Energy Partners Credit Facility	$—	$80,000
Connecticut Green Bank Loan	4,800	4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	4,699	5,065
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	8,507	9,549
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	8,507	9,549
Finance obligation for sale-leaseback transactions	48,633	49,274
State of Connecticut Loan	9,041	9,454
Liberty Bank Promissory Note (PPP Note)	—	6,515
Finance lease obligations	134	38
Deferred finance costs	(1,413)	(3,737)
Unamortized debt discount	—	(5,152)
Total debt and financing obligations	$82,908	$165,355
Current portion of long-term debt and financing obligations	(8,575)	(21,366)
Long-term debt and financing obligations	$74,333	$143,989

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

Liberty Bank Promissory Note

On April 20, 2020, the Company entered into the PPP Note (as defined elsewhere herein), dated April 16, 2020, evidencing a loan to the Company from Liberty Bank under the CARES Act (as defined elsewhere herein), administered by the U.S. Small Business Administration. Pursuant to the PPP Note, the Company received total loan proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”).

As required by the Orion Agent and its affiliated lenders (collectively, “Orion”) under the Company’s (now former) senior secured credit facility, the Company applied for forgiveness of the PPP Loan in October 2020. However, with the repayment in full of all amounts owed to Orion in December 2020, the Company was no longer required to pursue forgiveness of the PPP Loan. Additionally, since the time of the application for forgiveness, the Company’s financial circumstances changed substantially, such that the Company was no longer in need of forgiveness of the PPP Loan. Accordingly, on February 11, 2021, the Company withdrew its application for forgiveness and repaid all amounts outstanding under the PPP Note.

Note 17. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan. During the six months ended April 30, 2021, the Company approved a sub-plan to its 2018 Omnibus Incentive Plan, as amended and restated, which is described in more detail below.

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

On November 24, 2020, the Company’s Board of Directors approved a Long Term Incentive Plan (the “LTI Plan”) as a sub-plan consisting of awards made under the 2018 Incentive Plan. The participants in the LTI Plan are members of senior management and include the Company’s named executive officers (as identified in the definitive proxy statement filed by the Company on February 19, 2021). The LTI Plan consists of three award components: (1) relative total shareholder return (“TSR”) performance units, (2) absolute TSR performance units, and (3) time-vesting restricted stock units. The performance units granted during the three months ended January 31, 2021 will be earned over the performance period ending on October 31, 2023, but will remain subject to a continued service-based vesting requirement until the third anniversary of the date of grant. The performance measure for the relative TSR performance units is the TSR of the

Company relative to the TSR of the Russell 2000 from November 1, 2020 through October 31, 2023. The performance measure for the absolute TSR performance units is an increase in the Company’s stock price during the performance period of November 1, 2020 through October 31, 2023. The time-vesting RSUs granted during the three months ended January 31, 2021 will vest at a rate of one-third of the total number of RSUs on each of the first three anniversaries of the date of grant. None of the awards granted as part of the LTI Plan include any dividend equivalent or other stockholder rights. To the extent the awards are earned, they may be settled in shares or cash of an equivalent value at the Company’s option.

On November 24, 2020, 848,078 RSUs were awarded under the LTI Plan, which include 551,252 performance units and 296,826 time-based units. Should the Company’s share price achieve the 200% performance level, awardees will receive up to 551,252 additional RSUs. The performance units were valued based on a Monte-Carlo Simulation, and the estimated fair value of the 275,626 relative TSR performance units are $14.41 per share and the estimated fair value of the 275,626 absolute TSR performance units are $15.36 per share. The performance units and time-based units will be expensed over the three-year service period.

On April 8, 2021, the Company’s stockholders approved an amendment and restatement of the 2018 Incentive Plan to authorize the Company to issue up to 8,000,000 additional shares of the Company’s common stock. Following the approval of the amendment and restatement, the Company has the authority to issue a total of 12,333,333 shares of the Company’s common stock.

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months Ended April 30,		Six months Ended April 30,
	2021	2020	2021	2020
Cost of revenues	$141	$105	$318	$222
General and administrative expense	1,054	242	2,237	581
Research and development expense	31	14	63	35
	$1,226	$361	$2,618	$838

Restricted Stock Awards and Restricted Stock Units Including Performance Based Awards

The following table summarizes our RSA and RSU activity for the six months ended April 30, 2021:

Restricted Stock Awards and Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2020	2,067,140	$5.06
Granted - performance units	551,252	14.89
Granted - time-vesting restricted stock units	296,826	3.28
Vested	(221)	20.40
Outstanding as of January 31, 2021	2,914,997	$5.46
Granted - time-vesting restricted stock units	37,550	11.05
Vested	(81,878)	13.13
Forfeited	(53,532)	10.86
Outstanding as of April 30, 2021	2,817,137	$5.24

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

Other

As of April 30, 2021, the Company had unconditional purchase commitments aggregating $73.9 million, for materials, supplies and services in the normal course of business.

Legal Proceedings

POSCO Energy Matters

From approximately 2007 through 2015, we relied on POSCO Energy Co., Ltd. (“POSCO Energy”) to develop and grow the South Korean and Asian markets for our products and services. We received upfront license payments and were entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto), which are collectively referred to herein as the “License Agreements.” The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the South Korean and broader Asian markets. Due to certain actions and inactions of POSCO Energy, the Company has not realized any new material revenues, royalties or new projects developed by POSCO Energy since late 2015.

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

On February 19, 2020, the Company notified POSCO Energy in writing that it was in material breach of the License Agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, the Company and its products. The Company also notified POSCO Energy that, under the terms of the License Agreements, it had 60 days to fully cure its breaches to the Company’s satisfaction and that failure to so cure would lead to termination of the License Agreements. Further, on March 27, 2020, the Company notified POSCO Energy of additional instances of its material breach of the License Agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module exchanges.

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which has delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims not yet filed in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of April 30, 2021, outstanding accounts receivable due from KOSPO were $8.0 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to the Company resulting from the attachments.

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

The Company has discontinued revenue recognition of the deferred license revenue related to the terminated License Agreements given the pending arbitration and will continue to evaluate this deferred revenue in future periods.

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

On September 14, 2020, POSCO Energy filed a complaint in the United States District Court for the Southern District of New York alleging that the Company delayed the removal of restrictive legends on certain share certificates held by POSCO Energy in 2018, thus precluding POSCO Energy from selling the shares and resulting in claimed losses in excess of $1 million.

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

The forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements, including, without limitation, the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 and in the section below entitled “Item 1A. Risk Factors,” and the following risks and uncertainties:  general risks associated with product development and manufacturing; general economic conditions; changes in the utility regulatory environment; changes in the utility industry and the markets for distributed generation, distributed hydrogen, and fuel cell power platforms configured for carbon capture or carbon sequestration; potential volatility of energy prices; availability of government subsidies and economic incentives for alternative energy technologies; our ability to remain in compliance with U.S. federal and state and foreign government laws and regulations and the listing rules of The Nasdaq Stock Market (“Nasdaq”); rapid technological change; competition; the risk that our bid awards will not convert to contracts or that our contracts will not convert to revenue; market acceptance of our products; changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; factors affecting our liquidity position and financial condition; government appropriations; the ability of the government and third parties to terminate their development contracts at any time; the ability of the government to exercise “march-in” rights with respect to certain of our patents; the arbitration and other legal proceedings with POSCO Energy Co., Ltd. (“POSCO Energy”); our ability to implement our strategy; our ability to reduce our levelized cost of energy and our cost reduction strategy generally; our ability to protect our intellectual property; litigation and other proceedings; the risk that commercialization of our products will not occur when anticipated; our need for and the availability of additional financing; our ability to generate positive cash flow from operations; our ability to service our long-term debt; our ability to increase the output and longevity of our power plants and to meet the performance requirements of our contracts; our ability to expand our customer base and maintain relationships with our largest customers and strategic business allies; changes by the U.S. Small Business Administration (the “SBA”) or other governmental authorities to, or with respect to the implementation or interpretation of, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Paycheck Protection Program or related administrative matters; and concerns with, threats of, or the consequences of, pandemics, contagious diseases or health epidemics, including the novel coronavirus (“COVID-19”), and resulting supply chain disruptions, shifts in clean energy demand, impacts to our customers’ capital budgets and investment plans, impacts to our project schedules, impacts to our ability to service existing projects, and impacts on the demand for our products.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and ROU assets, and contingencies, and in management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

Recent Developments

Impact of the COVID-19 Pandemic

During fiscal year 2020, the Company launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at its Torrington, Connecticut manufacturing facility in March 2020. The Company also commenced remote work protocol for those employees worldwide that were capable of working from home. The Company took these actions to secure the safety of the Company’s employees, our corporate community as a whole, and the communities in which our team members live, and to adhere to Centers for Disease Control (CDC) recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. All employees that were not able to work from home during the manufacturing facility shutdown due to their job function received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. The Company resumed manufacturing in June 2020 and the Torrington, Connecticut manufacturing facility employees returned to work. We established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home which was completed in April 2021, as a result of which all U.S. based employees are now back in the office. We will continue to evaluate our ability to operate in the event of a resurgence of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders.

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

Comparison of Three Months Ended April 30, 2021 and 2020

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Total revenues	$13,953	$18,880	$(4,927)	(26)%
Total costs of revenues	18,709	18,713	(4)	(0)%
Gross (loss) profit	$(4,756)	$167	$(4,923)	(2,948)%
Gross margin	(34.1)%	0.9%

Total revenues for the three months ended April 30, 2021 of $14.0 million reflects a decrease of $4.9 million from $18.9 million for the same period in the prior year. Cost of revenues for the three months ended April 30, 2021 of $18.7 million remained consistent with the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	1,921	2,838	(917)	(32)%
Gross loss from product revenues	$(1,921)	$(2,838)	$917	32%
Product gross margin	N/A	N/A

There was no product revenue during the three months ended April 30, 2021 and 2020.

Cost of product revenues decreased $0.9 million for the three months ended April 30, 2021 to $1.9 million, compared to $2.8 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $1.3 million for the three months ended April 30, 2021 compared to approximately $2.7 million for the three months ended April 30, 2020. The decline in manufacturing variances is primarily the result of increased production volumes.

For the three months ended April 30, 2021, we operated at an annualized production rate of approximately 32 megawatts (“MW”), which is an increase from the annualized production rate of 12 MW for the three months ended April 30, 2020. The production rate during the three months ended April 30, 2020 was impacted by the factory shutdown in response to the COVID-19 pandemic.

Service agreements and license revenues

Service agreements and license revenues and related costs for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Service agreements and license revenues	$660	$6,972	$(6,312)	(91)%
Cost of service agreements and license revenues	2,867	5,967	(3,100)	(52)%
Gross (loss) profit from service agreements and license revenues	$(2,207)	$1,005	$(3,212)	(320)%
Service agreements and license revenues gross margin	(334.4)%	14.4%

Revenues for the three months ended April 30, 2021 from service agreements and license fee and royalty agreements decreased $6.3 million to $0.7 million from $7.0 million for the three months ended April 30, 2020. The service and license revenues for the three months ended April 30, 2021 include revenues recorded for routine maintenance activities offset by performance guarantees recorded. The decline in revenue for the three months ended April 30, 2021 is primarily due to the fact that there were no new module exchanges during the quarter (while new module exchanges generated approximately $5.5 million of revenue in the prior year quarter) combined with cost estimate adjustments related to changes in the expected timing of future module exchanges (which reduced revenue recognition in the quarter by approximately $0.8 million).

Cost of service agreements and license revenues decreased $3.1 million to $2.9 million for the three months ended April 30, 2021 from $6.0 million for the three months ended April 30, 2020, resulting, in part, from the fact that there were two new module exchanges in the three months ended April 30, 2020 compared to two used module exchanges in the three months ended April 30, 2021. Also cost of sales recorded for planned maintenance and adjustments to the loss accrual to account for changes in the expected timing of future module exchanges were higher than in the three months ended April 30, 2020 due to continued investment in the service fleet in order to improve performance. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements and license revenues was $2.2 million for the three months ended April 30, 2021, which represents a decrease of $3.2 million from a gross profit of $1.0 million for the three months ended April 30, 2020. The overall gross margin was (334.4)% for the three months ended April 30, 2021 compared to a gross margin of 14.4% in the comparable prior year period. Gross margin decreased during the three months ended April 30, 2021 primarily due to fewer new module exchanges compared to the three months ended April 30, 2020, additional performance guarantees recorded and adjustments to the loss accrual to account for changes in the expected timing of future module exchanges based on the Company’s current service schedule in order to improve fleet performance.

Generation revenues

Generation revenues and related costs for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Generation revenues	$6,185	$4,631	$1,554	34%
Cost of generation revenues	9,422	5,692	3,730	66%
Gross loss from generation revenues	$(3,237)	$(1,061)	$(2,176)	205%
Generation revenues gross margin	(52.3)%	(22.9)%

Revenues from generation for the three months ended April 30, 2021 totaled $6.2 million, which represents an increase of $1.6 million from revenue recognized of $4.6 million for the three months ended April 30, 2020. Generation revenues for the three months ended April 30, 2021 and 2020 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) as well as sales of renewable energy credits. The increase in generation revenues in the three months ended April 30, 2021 is primarily due to higher operating output of the generation fleet portfolio (which resulted in an increase in generation revenues of approximately $0.8 million) and sales of renewable energy credits (which also resulted in an increase in generation revenues of approximately $0.8 million).

Cost of generation revenues totaled $9.4 million in the three months ended April 30, 2021. The increase from the comparable prior year period was primarily due to an increase in maintenance activities undertaken in the three months ended April 30, 2021 in order to improve operating output. Cost of generation revenues included depreciation and amortization of approximately $3.6 million and $3.2 million for the three months ended April 30, 2021 and 2020, respectively.

The decrease in generation revenues gross margin is primarily related to higher plant maintenance costs and depreciation expense compared to the three months ended April 30, 2020.

We had 32.6 MW of operating power plants in our portfolio as of April 30, 2021, which remains unchanged from April 30, 2020.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended April 30, 2021 and 2020 were as follows:

	Three Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Advanced Technologies contract revenues	$7,108	$7,277	$(169)	(2)%
Cost of Advanced Technologies contract revenues	4,499	4,216	283	7%
Gross profit from Advanced Technologies contracts	$2,609	$3,061	$(452)	(15)%
Advanced Technologies contract gross margin	36.7%	42.1%

Advanced Technologies contract revenues decreased to $7.1 million for the three months ended April 30, 2021 from $7.3 million for the three months ended April 30, 2020. Compared to the three months ended April 30, 2020, Advanced Technologies contract revenues recognized under the Joint Development Agreement entered into with ExxonMobil Research and Engineering Company (“EMRE”) on November 5, 2019 (the “EMRE Joint Development Agreement”) were approximately $0.4 million higher during the three months ended April 30, 2021, reflecting continued performance under our Joint Development Agreement with EMRE on fuel cell carbon capture solutions during the quarter. However, the increased revenues under the EMRE Joint Development Agreement were offset by the $0.6 million less revenue recognized under government contracts during the three months ended April 30, 2021 than during the three months ended April 30, 2020.

Cost of Advanced Technologies contract revenues increased $0.3 million to $4.5 million for the three months ended April 30, 2021, compared to $4.2 million for the same period in the prior year. Advanced Technologies contracts for the three months ended April 30, 2021 generated a gross margin of $2.6 million compared to a gross margin of $3.1 million for the three months ended April 30, 2020. The decrease in Advanced Technologies contract gross margin is primarily related to the mix of government contracts which resulted in a higher cost share incurred by the Company on such contracts in the three months ended April 30, 2021 compared to the three months ended April 30, 2020.

Administrative and selling expenses

Administrative and selling expenses were $9.7 million and $7.2 million for the three months ended April 30, 2021 and 2020, respectively. The three months ended April 30, 2021 included additional expense for share-based compensation of $0.8 million due to the grants made in August 2020 and November 2020 under our new Long Term Incentive Plans (the

“LTI Plans”) (refer to Note 17. “Benefit Plans” to the Consolidated Financial Statements for more information on the November 2020 grants). Also contributing to the increase in administrative and selling expenses compared to the three months ended April 30, 2021 were increased compensation expense and proxy mailing expenses associated with the Company’s annual stockholder meeting.

Research and development expenses

Research and development expenses increased to $3.0 million for the three months ended April 30, 2021 compared to $1.1 million for the three months ended April 30, 2020. The increase relates to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period, which prior year period was also impacted by restructuring initiatives implemented in 2019 as resources were instead allocated to funded Advanced Technologies projects.

Loss from operations

Loss from operations for the three months ended April 30, 2021 was $17.4 million compared to $8.1 million for the three months ended April 30, 2020. This increase was due to higher gross loss of $4.8 million and higher operating expenses of $4.3 million for the three months ended April 30, 2021. As discussed above, impacting gross loss for the quarter were (i) lower service gross margin due to the fact that no new module exchanges took place during the quarter and due to adjustments to the loss accrual reserves to account for changes in the expected timing of future module exchanges in the second quarter of 2021, (ii) lower generation gross margin related to higher costs for plant maintenance as we continue to invest in efforts to improve fleet performance, and (iii) lower advanced technologies gross margin given the mix of activities in the quarter. These impacts were partially offset by lower manufacturing variances as a result of the increase in the annualized factory production rate. Operating expenses were higher in the period as (a) administrative and selling expenses for the three months ended April 30, 2021 were higher and included additional share-based compensation expense under the LTI Plans and an increase in compensation expense and proxy mailing expenses associated with the Company’s annual stockholder meeting and (b) research and development expenses were higher due to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period.

Interest expense

Interest expense for the three months ended April 30, 2021 and 2020 was $1.6 million and $3.6 million, respectively. Interest expense for both periods presented includes interest related to sale-leaseback transactions and on the loans outstanding associated with the Bridgeport Fuel Cell Project. Interest expense for the three months ended April 30, 2020 includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. Amounts owed pursuant to the terms of the redeemable preferred stock issued by FCE FuelCell Energy, Ltd. (“FCE Ltd.”) (which is referred to elsewhere herein as the Series 1 Preferred Shares) were paid, in full, in December 2020. The decrease in interest expense for the three months ended April 30, 2021 is primarily due to the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement (as defined below), which was fully repaid in December 2020.

Change in fair value of common stock warrant liability

The $3.4 million expense for the three months ended April 30, 2020 represents an adjustment to the estimated fair value of the Orion Warrants (as defined below) still outstanding as of April 30, 2020.  The expense was primarily a result of an increase in the price of the Company’s common stock during the quarter ended April 30, 2020. On December 7, 2020, all remaining Orion Warrants were exercised.

Other income, net

Other income, net was $0.03 million and $0.3 million for the three months ended April 30, 2021 and 2020, respectively. Other income, net for the three months ended April 30, 2020 primarily relates to a foreign exchange gain of $0.9 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation (the Series 1 Preferred Share obligation) of our U.S. Dollar functional currency Canadian subsidiary (FCE Ltd.) offset by a loss of approximately $0.5 million related to the remeasurement of the interest rate swap on the loans related to the Bridgeport Fuel Cell Project (which loans are described in additional detail below).

Benefit (provision) for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. There was an income tax benefit of $4 thousand recorded for the three months ended April 30, 2021 compared to an income tax provision of $11 thousand for the three months ended April 30, 2020.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three-month periods ended April 30, 2021 and 2020.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders for the quarter ended April 30, 2021 represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three-month periods ended April 30, 2021 and 2020, net loss attributable to common stockholders was $19.7 million and $15.6 million, respectively, and loss per common share was $0.06 and $0.07, respectively. The increase in the net loss attributable to common stockholders for the three months ended April 30, 2021 is primarily due to incurring (i) a higher gross loss for the current year period compared to the corresponding period in fiscal year 2020, and (ii) higher operating expenses for the period including additional share-based compensation expenses under the LTI Plans. These amounts were offset by lower interest expense as a result of the repayment of the Orion Facility (as defined below) and the fact that there was no charge for the change in fair value of common stock warrant liability during the three months ended April 30, 2021. The lower loss per common share for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 is due to the higher weighted average shares outstanding as of April 30, 2021 as a result of share issuances since April 30, 2020.

Comparison of Six Months Ended April 30, 2021 and 2020

Revenues and Costs of revenues

Our revenues and cost of revenues for the six months ended April 30, 2021 and 2020 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Total revenues	$28,830	$35,144	$(6,314)	(18)%
Total costs of revenues	37,204	31,696	5,508	17%
Gross (loss) profit	$(8,374)	$3,448	$(11,822)	(343)%
Gross margin	(29.0)%	9.8%

Total revenues for the six months ended April 30, 2021 of $28.8 million reflects a decrease of $6.3 million from $35.1 million during the same period in the prior year. Cost of revenues for the six months ended April 30, 2021 of $37.2 million reflects a $5.5 million increase from $31.7 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the six months ended April 30, 2021 and 2020 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	4,287	4,854	(567)	(12)%
Gross loss from product revenues	$(4,287)	$(4,854)	$567	(12)%
Product revenues gross loss	N/A	N/A

There was no product revenue during the six months ended April 30, 2021 and 2020.

Cost of product revenues decreased $0.6 million for the six months ended April 30, 2021 to $4.3 million, compared to $4.9 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $3.4 million for the six months ended April 30, 2021 compared to approximately $4.4 million for the six months ended April 30, 2020. The decline in manufacturing variances is primarily the result of increased production volumes.

For the six months ended April 30, 2021, we operated at an annualized production rate of approximately 27 MW, which is an increase from the annualized production rate of 16.5 MW for the six months ended April 30, 2020. As of April 30, 2021 and April 30, 2020, there was no product sales backlog. The production rate during the six months ended April 30, 2020 was impacted by the factory shutdown in response to the COVID-19 pandemic.

Service and license revenues

Service and license revenues and related costs for the six months ended April 30, 2021 and 2020 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Service and license revenues	$5,573	$12,584	$(7,011)	(56)%
Cost of service and license revenues	7,966	7,585	381	5%
Gross (loss) profit from service and license revenues	$(2,393)	$4,999	$(7,392)	(148)%
Service and license revenues gross margin	(42.9)%	39.7%

Revenues for the six months ended April 30, 2021 from service agreements and license fee and royalty agreements decreased $7.0 million to $5.6 million from $12.6 million for the six months ended April 30, 2020. The decline in service and license revenues for the six months ended April 30, 2021 is primarily due to fewer new module exchanges, cost estimate adjustments related to changes in the expected timing of future module exchanges which impacted revenue recognition and the fact that the six months ended April 30, 2020 includes license revenues of $4.0 million associated with the EMRE Joint Development Agreement, while the six months ended April 30, 2021 does not include comparable license revenues.

Cost of service and license revenues increased $0.4 million to $8.0 million for the six months ended April 30, 2021 from $7.6 million for the six months ended April 30, 2020. Cost of service and license revenues were higher for the six months ended April 30, 2021 than for the six months ended April 30, 2020 primarily due to increases in planned maintenance activities and continued investment in the service fleet in order to improve performance. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements and license revenues was $2.4 million for the six months ended April 30, 2021, which represents a decrease of $7.4 million from a gross profit of $5.0 million for the six months ended April 30, 2020. The overall gross margin was (42.9)% for the six months ended April 30, 2021 compared to a gross margin of 39.7% in the comparable prior year period. Gross margin decreased during the six months ended April 30, 2021 primarily because gross margin for the six months ended April 30, 2021 included residual value charges for certain plants which had reached the end of their service terms, fewer new module exchanges and an increase in performance guarantees whereas gross margin for the six months ended April 30, 2020 included license revenues associated with the EMRE Joint Development Agreement which resulted in positive margins.

Generation revenues

Generation revenues and related costs for the six months ended April 30, 2021 and 2020 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Generation revenues	$11,076	$10,073	$1,003	10%
Cost of generation revenues	16,537	11,249	5,288	47%
Gross loss from generation revenues	$(5,461)	$(1,176)	$(4,285)	364%
Generation revenues gross margin	(49.3)%	(11.7)%

Revenues from generation for the six months ended April 30, 2021 totaled $11.1 million, which represents an increase of $1.0 million from revenue recognized of $10.1 million for the six months ended April 30, 2020 due to higher operating output and sales of renewable energy credits. Generation revenues for the six months ended April 30, 2021 and 2020 reflect revenue from electricity generated under our PPAs. Generation revenues for the six months ended April 30, 2021 also reflect the sale of renewable energy credits. The increase in generation revenues in the six months ended April 30, 2021 is primarily due to the improved operating output of the generation fleet portfolio and sales of renewable energy credits.

Cost of generation revenues totaled $16.5 million in the six months ended April 30, 2021, which represents an increase from the comparable prior year period primarily due to increases in plant maintenance costs in 2021 in order to improve operating output and an increase depreciation and amortization expense related to a higher installed base of operating assets for the 2021 period compared to the prior year period. Cost of generation revenues included depreciation and amortization of approximately $8.0 million and $6.4 million for the six months ended April 30, 2021 and 2020, respectively, and the increase reflects additional depreciation expense recorded for module exchanges during the six months ended April 30, 2021.

The decrease in generation revenues gross margin is primarily related to higher plant maintenance costs and depreciation expense compared to the six months ended April 30, 2020.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the six months ended April 30, 2021 and 2020 were as follows:

	Six Months Ended April 30,		Change
(dollars in thousands)	2021	2020	$	%
Advanced Technologies contract revenues	$12,181	$12,487	$(306)	(2)%
Cost of Advanced Technologies contract revenues	8,414	8,008	406	5%
Gross profit from Advanced Technologies contracts	$3,767	$4,479	$(712)	(16)%
Advanced Technologies contract gross margin	30.9%	35.9%

Advanced Technologies contract revenues decreased 2% to $12.2 million for the six months ended April 30, 2021 from $12.5 million for the six months ended April 30, 2020. Compared to the six months ended April 30, 2020, Advanced Technologies contract revenues recognized under the EMRE Joint Development Agreement were approximately $0.7 million higher during the six months ended April 30, 2021, reflecting continued performance under our Joint Development Agreement with EMRE on fuel cell carbon capture solutions during the quarter. However, the increased revenues under the EMRE Joint Development Agreement were offset by the $1.0 million less revenue recognized under government contracts during the six months ended April 30, 2021 than during the six months ended April 30, 2020. Cost of Advanced Technologies contract revenues increased $0.4 million to $8.4 million for the six months ended April 30, 2021, compared to $8.0 million for the same period in the prior year. Advanced Technologies contracts for the six months ended April 30, 2021 generated a gross margin of $3.8 million compared to a gross margin of $4.5 million for the six months ended April 30, 2020. The decrease in Advanced Technologies contract gross margin is related to the mix of government contracts which resulted in a higher cost share incurred by the Company on such contracts in the six months ended April 30, 2021 compared to the six months ended April 30, 2020.

Administrative and selling expenses

Administrative and selling expenses were $18.6 million and $12.4 million for the six months ended April 30, 2021 and 2020, respectively. The six months ended April 30, 2021 included additional expense for shared-based compensation of $1.7 million due to the grants made in August 2020 and November 2020 under our new LTI Plans (refer to Note 17. “Benefit Plans” to the Consolidated Financial Statements for more information on the November 2020 grants), an increase in the value of a deferred director compensation liability due to an increase in the Company’s share price and increased compensation expense and proxy mailing expenses associated with the Company’s annual stockholder meeting. The comparable prior year period included a legal settlement of $2.2 million which was recorded as an offset to administrative and selling expenses.

Research and development expenses

Research and development expenses increased to $4.8 million for the six months ended April 30, 2021 compared to $2.3 million for the six months ended April 30, 2020. The increase relates to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period, which prior year period was also impacted by restructuring initiatives implemented in 2019 as resources were instead allocated to funded Advanced Technologies projects. During the six months ended April 30, 2021, the Company successfully commenced operation and testing of a prototype solid oxide electrolysis hydrogen platform in Danbury, Connecticut.

Loss from operations

Loss from operations for the six months ended April 30, 2021 was $31.8 million compared to $11.3 million for the six months ended April 30, 2020. This increase was due to a higher gross loss of $11.8 million and higher operating expenses of $8.7 million for the three months ended April 30, 2021.

As discussed above, impacting gross loss for the six month period ended April 30, 2021 were (i) lower service gross margin due to residual value charges for certain plants which had reached the end of their service terms, fewer new module exchanges and an increase in performance guarantees, whereas gross margin for the six months ended April 30, 2020 included license revenues associated with the EMRE Joint Development Agreement which resulted in positive margins, (ii) lower generation revenues gross margin primarily related to higher plant maintenance costs and depreciation expense and (iii) lower advanced technologies gross margin related to the mix of activities under government contracts during the period. These impacts were partially offset by lower manufacturing variances as a result of the increase in the annualized factory production rate.

Operating expenses were higher in the period as administrative and selling expenses and research and development expenses both increased for the six months ended April 30, 2021. Administrative and selling expenses included additional share-based compensation expense under the LTI Plans, an increase in the value of a deferred director compensation liability due to an increase in the Company’s share price, and an increase in compensation expense and proxy mailing expenses associated with the Company’s annual stockholder meeting. In addition, administrative and selling expenses for the six months ended April 30, 2020 included a $2.2 million legal settlement that offset administrative and selling expenses and there was no comparable gain for the six months ended April 30, 2021. Research and development expenses were higher due to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period.

Interest expense

Interest expense for the six months ended April 30, 2021 and 2020 was $4.1 million and $6.9 million, respectively. Interest expense for both periods presented includes interest related to sale-leaseback transactions and on the loans outstanding associated with the Bridgeport Fuel Cell Project. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. Amounts owed pursuant to the terms of the redeemable preferred stock issued by FCE Ltd. (which is referred to elsewhere herein as the Series 1 Preferred Shares) were paid, in full, in December 2020. The decrease in interest expense for the six months ended April 30, 2021 is primarily due to the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement (as defined below), which was fully repaid in December 2020.

Loss on extinguishment of debt

The loss on extinguishment of debt represents costs associated with the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement. The loss on extinguishment of debt amount includes an early prepayment penalty of $4.0 million and the write-off of unamortized debt discounts and deferred finance costs of $7.1 million.

Extinguishment of preferred stock obligation of subsidiary

A charge of $0.9 million was recorded for the extinguishment of preferred stock obligation of subsidiary to recognize the difference between the amount of the payoff of the obligation and the carrying amount of the Series 1 Preferred Share obligation.

Change in fair value of common stock warrant liability

The $16.0 million expense for the six months ended April 30, 2021 represents an adjustment to the estimated fair value of the remaining Orion Warrants prior to exercise, which were exercised, in full, during the six months ended April 30, 2021. The $37.6 million expense for the six months ended April 30, 2020 included $23.7 million for the Orion Warrants that were converted during the period and $13.9 million for the Orion Warrants that were still outstanding as of April 30, 2020.

Other (expense) income, net

Other (expense), net was ($0.9) million and other income, net was $0.9 million for the six months ended April 30, 2021 and 2020, respectively. Other (expense), net for the six months ended April 30, 2021 primarily relates to a foreign exchange loss of $0.8 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation (the Series 1 Preferred Share obligation) of our U.S. Dollar functional currency Canadian subsidiary (FCE Ltd.) prior to the payoff of the preferred share obligation in December 2020. Other income, net for the six months ended April 30, 2020 primarily relates to a net non-cash gain on the extinguishment accounting related to the modification of the Series 1 Preferred Shares including the extinguishment related to the embedded derivatives.

Benefit (provision) for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. There was an income tax benefit recorded for the six months ended April 30, 2021 of $4 thousand compared to an income tax provision of $31 thousand for the six months ended April 30, 2020.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $1.6 million and $1.7 million for the six-month periods ended April 30, 2021 and 2020, respectively.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders for the six months ended April 30, 2021 represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the six-month periods ended April 30, 2021 and 2020, net loss attributable to common stockholders was $66.5 million and $56.7 million, respectively, and loss per common share was $0.21 and $0.27, respectively. The increase in the net loss attributable to common stockholders for the six months ended April 30, 2021 is primarily due to incurring (i) a gross loss for the period compared to a gross profit for the corresponding period in fiscal year 2020, (ii) higher operating expenses for the period due to the fact that there were no offsets comparable to the $2.2 million legal settlement received during the corresponding period in fiscal year 2020, which offset administrative and selling expenses, (iii) higher operating expenses for the period including additional share-based compensation expenses under the LTI Plans, (iv) an $11.2 million loss recorded on the extinguishment of the Orion Facility, and (v) a $0.9 million charge for the extinguishment of the Series 1 Preferred Share obligation. These amounts were offset by lower interest expense as a result of the repayment of the Orion Facility and a lower charge for the change in fair value of common stock warrant liability. The lower loss per common share for the six months ended April 30, 2021 as compared to the six months ended April 30, 2020 is due to the higher weighted average shares outstanding as of April 30, 2021 as a result of share issuances since April 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview, Cash Position, Sources and Uses

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt such as borrowings under our credit facilities, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service and license agreements with third parties. We have utilized this cash to develop and construct power platforms, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of April 30, 2021, unrestricted cash and cash equivalents totaled $139.1 million compared to $149.9 million as of October 31, 2020.

In December 2020, the Company closed an underwritten offering of 25.0 million shares of the Company’s common stock. Net proceeds to the Company were approximately $156.4 million after deducting underwriting discounts and commissions and other offering expenses. Proceeds from this offering have been utilized as follows:

●	Extinguishment of Senior Secured Debt: On December 7, 2020, the Company paid $87.3 million to settle the outstanding principal, accrued but unpaid interest, prepayment premium, fees, costs and other expenses due and owing to the Orion Agent and the lenders under the Orion Facility and the Orion Credit Agreement (in each case as defined elsewhere herein) and related loan documents. Concurrently, the Orion Agent released all of the collateral from the liens granted under the security documents associated with the Orion Facility, which included the release of $11.2 million of restricted cash to the Company.
●	Extinguishment of the Series 1 Preferred Shares: On December 17, 2020, the Company paid all amounts owed to Enbridge Inc. (“Enbridge”) under the Series 1 Preferred Shares (as defined elsewhere herein), totaling Cdn. $27.4 million, or approximately $21.5 million in U.S. dollars. Following such payment, Enbridge surrendered its shares in FCE Ltd. (as defined elsewhere herein) and the related Guarantee and January 2020 Letter Agreement (in each case, as defined elsewhere herein) were terminated.
●	Working Capital: The remaining $47.5 million of proceeds from the offering was included in unrestricted cash and is being used to accelerate the development and commercialization of our solid oxide platform and for project development, project financing, debt service, working capital support and other general corporate purposes.

In February 2021, the Company further reduced its debt by repaying the outstanding PPP Note (as defined elsewhere herein) from Liberty Bank under the CARES Act totaling $6.5 million.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide platform, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

We are continually assessing different means by which to accelerate the Company’s growth, enter new markets, commercialize new products, and enable capacity expansion. Therefore, from time to time, the Company may consider and enter into agreements for one or more of the following: negotiated financial transactions, minority investments, collaborative ventures, license arrangements, joint ventures or other business transactions for the purpose(s) of geographic or manufacturing expansion and/or new product or technology development and commercialization.

Our business model requires substantial outside financing arrangements and satisfaction of the conditions of such financing arrangements to construct and deploy our projects and facilitate the growth of our business. The Company expects to seek long-term debt and tax equity (e.g., sale-leaseback and partnership transactions) for its project asset portfolio as these projects commence commercial operations. The proceeds of any such financing, if obtained, may allow the Company to fund other projects. We may also seek to obtain additional financing in both the debt and equity markets in the future. If financing is not available to us on acceptable terms if and when needed, or on terms acceptable to us or our lenders, if we do not satisfy the conditions of our financing arrangements, if we spend more than the financing approved for projects, if project costs exceed an amount that the Company can finance, or if we do not generate sufficient revenues or obtain capital sufficient for our corporate needs, we may be required to reduce or slow planned spending, reduce staffing, sell assets, seek alternative financing and take other measures, any of which could have a material adverse effect on our financial condition and operations.

Generation/Operating Portfolio, Projects, and Backlog

To grow our generation portfolio, the Company will invest in developing and building turn-key fuel cell projects which will be owned by the Company and classified as project assets on the balance sheet. This strategy requires liquidity and the Company expects to continue to have increasing liquidity requirements as project sizes increase and more projects are added to backlog. We may commence building project assets upon the award of a project or execution of a multi-year PPA with an end-user that has a strong credit profile. Project development and construction cycles, which span the time between securing a PPA and commercial operation of the platform, vary substantially and can take years. As a result of these project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale or long-term financing of such projects. To make these up-front investments, we may use our working capital, seek to raise funds through the sale of equity or debt securities, or seek other financing arrangements. Delays in construction progress and completing current projects in process within budget, or in completing financing or the sale of our projects may impact our liquidity in a material way.

Our operating portfolio (32.6 MW as of April 30, 2021) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate approximately $19.9 million per year in annual revenue, but this amount may fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of April 30, 2021, the Company had projects representing an additional 43.5 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of April 30, 2021, net debt outstanding related to project assets was $68.9 million. Future required payments totaled $42.3 million as of April 30, 2021. The outstanding financing obligation under our sale-leaseback transactions, which totaled $48.6 million as of April 30, 2021, includes an embedded gain of $30.9 million, which will be recognized at the end of the applicable lease terms.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of April 30, 2021:

Project Name	Location	Power Off - Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
Triangle Street	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
		Total MW Operating:	32.6

The following table summarizes projects in process, all of which are in backlog, as of April 30, 2021:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	PPA Term (Years)
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.3	20
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.8	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8	20
		Total MW in Process:	43.5

The projects listed in the above table are in various stages of development or on-site construction and installation. Current project updates are as follows:

●	The Company has completed the majority of its scope of work on the 7.4 MW project at the U.S. Navy Base in Groton, Connecticut. Also, the Company is close to resolution of the interconnection issues with two parties prepared to execute the current form of interconnect agreement. The project is entering the final stages of construction, with commercial operations currently expected in late summer.

●	The 1.4 MW project at the San Bernardino, California wastewater treatment facility is now mechanically complete. The Company has received the necessary authorizations from the local utility on the interconnection process for this platform and, as a result, has entered the commissioning stage of this project. The project is expected to achieve its commercial operations date in the third quarter of fiscal year 2021.
●	Equipment manufacture, fabrication and early stage construction is also underway on 24.5 MW of projects, including the Toyota hydrogen project at the Port of Long Beach in California, and utility scale projects in Yaphank on Long Island in New York and in Derby, Connecticut.
●	In February 2021, the Company entered into a 20 year PPA with United Illuminating for a 2.8 MW project in Derby, CT, which was awarded to the Company as part of the state-sponsored Shared Clean Energy Facility program and added $59.4 million to generation revenue backlog in the quarter ended April 30, 2021. This power platform will supply 2.8 MW of clean power to the Connecticut electric grid. The clean baseload power generated by this 2.8 MW platform will be enough to power approximately 3,000 homes with continuous clean energy. The next steps in developing the project include obtaining siting approvals and interconnection agreements and finalizing site engineering.

Backlog by revenue category is as follows:

●	Service agreements and license backlog totaled $163.6 million as of April 30, 2021, compared to $183.3 million as of April 30, 2020. Service agreements and license backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements.
●	Generation backlog totaled $1.1 billion as of April 30, 2021 and April 30, 2020. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	There was no product sales backlog as of April 30, 2021 or April 30, 2020.
●	Advanced Technologies contract backlog totaled $45.0 million as of April 30, 2021 compared to $57.0 million as of April 30, 2020. Advanced Technologies contract backlog represents remaining revenue under the EMRE Joint Development Agreement and government projects.

Backlog decreased 1.5% to $1.32 billion as of April 30, 2021 compared to $1.34 billion as of April 30, 2020, reflecting the continued execution of backlog and adjustments to generation backlog, primarily resulting from the decrease in fuel pricing which has lowered estimated future revenue, offset by the inclusion of the recently awarded project with United Illuminating in Derby, Connecticut.

Backlog represents definitive agreements executed by the Company and our customers. Projects for which we have an executed PPA are included in generation backlog, which represents future revenue under long-term PPAs. Projects sold to customers (and not retained by the Company) are included in product sales and service agreements and license backlog, and the related generation backlog is removed upon sale. Together, the service and generation portion of backlog had a weighted average term of approximately 18 years, with weighting based on the dollar amount of backlog and utility service contracts of up to 20 years in duration at inception.

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2021 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of April 30, 2021, unrestricted cash and cash equivalents totaled $139.1 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. The annualized production rate as of October 31, 2020 was 17 MW, which was impacted by the manufacturing facility shutdown from March 18, 2020 to June 22, 2020 that was implemented in response to the COVID-19 pandemic. During fiscal year 2020, we made a number of improvements in our manufacturing processes and capabilities, focusing on increasing throughput and simplifying and streamlining production steps, while implementing applicable social distancing protocols. As a result of these improvements, the Company now has the capability to increase our annualized production rate up to 45 MW on a single production shift. We have increased our annualized production rate from 17 MW at the end of fiscal year 2020 to 32 MW as of April 30, 2021, with an objective of reaching an annualized production rate of 45 MW by the end of this fiscal year.
●	As project sizes and the number of projects evolves, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of April 30, 2021 and October 31, 2020 was $29.7 million ($9.9 million of which is classified as “Other assets”) and $26.5 million ($8.9 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of April 30, 2021 and October 31, 2020 was $63.5 million ($4.6 million is classified as long-term inventory) and $60.0 million ($9.0 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $36.4 million and $38.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.
●	The amount of total project assets as of April 30, 2021 and October 31, 2020 was $187.2 million and $161.8 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of April 30, 2021 consisted of $89.3 million of completed, operating installations and $97.9 million of projects in development. As of April 30, 2021, we had 32.6 MW of operating project assets that generated $11.1 million of revenue in the six months ended April 30, 2021.
●	As of April 30, 2021, the Company had 43.5 MW of projects under development and construction, some of which are expected to generate operating cash flows beginning in fiscal years 2021 and 2022. To build out this portfolio, for fiscal year 2021, we forecast project asset expenditures to range between $65.0 million and $90.0 million compared to $31.5 million for fiscal year 2020. To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business.
●	Capital expenditures are expected to range between $5.0 million to $10.0 million for fiscal year 2021, compared to capital expenditures of $0.4 million in fiscal year 2020, as we make investments in our factories, laboratories and business systems.
●	Company funded research and development activities are expected to increase to $15 million to $18 million in fiscal year 2021 (compared to approximately $4.8 million in fiscal year 2020) as we expect to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation.
●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of April 30, 2021, we had pledged approximately $32.1 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended April 30, 2021 and 2020, depreciation and amortization totaled $4.8 million and $4.5 million, respectively (of these totals, approximately $3.6 million and $3.2 million for the three months ended April 30, 2021 and 2020, respectively, relate to depreciation and amortization of project assets in our generation portfolio). For the six months ended April 30, 2021 and 2020, depreciation and amortization totaled $10.4 million and $9.1 million respectively (of these totals, approximately $8.0 million and $6.4 million for the six months ended April 30, 2021 and 2020, respectively, relate to depreciation of project assets in our generation portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $171.2 million as of April 30, 2021 compared to $192.1 million as of October 31, 2020. As of April 30, 2021, restricted cash and cash equivalents was $32.1 million, of which $17.4 million was classified as current and $14.7 million was classified as non-current, compared to $42.2 million of restricted cash and cash equivalents as of October 31, 2020, of which $9.2 million was classified as current and $33.0 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Six Months Ended April 30,
(dollars in thousands)	2021	2020
Consolidated Cash Flow Data:
Net cash used in operating activities	$(41,162)	$(14,719)
Net cash used in investing activities	(22,172)	(14,299)
Net cash provided by financing activities	42,466	62,750
Effects on cash from changes in foreign currency rates	(2)	(91)
Net increase in cash, cash equivalents and restricted cash	$(20,870)	$33,641

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $41.2 million during the six months ended April 30, 2021, compared to $14.7 million of net cash used in operating activities during the six months ended April 30, 2020.

Net cash used in operating activities for the six months ended April 30, 2021 was primarily a result of the net loss of $64.9 million, increases in inventories of $13.6 million, unbilled receivables of $0.6 million, other assets of $2.9 million, and accounts receivable of $2.6 million, and decreases in accrued liabilities of $2.9 million partially offset by increases in accounts payable of $3.3 million and deferred revenue of $2.3 million and non-cash adjustments of $41.4 million.

Net cash used in operating activities for the six months ended April 30, 2020 was primarily a result of the net loss of $54.9 million, increases in inventory of $6.1 million, accounts receivable of $2.8 million and unbilled receivables of $0.6 million, and decreases in accounts payable of $3.9 million, offset by an increase in deferred revenue of $2.4 million and net non-cash adjustments of $51.3 million, including a $37.6 million charge related to the change in fair value of common stock warrant liability.

Investing Activities – Net cash used in investing activities was $22.2 million for the six months ended April 30, 2021, compared to net cash used in investing activities of $14.3 million during the six months ended April 30, 2020.

Net cash used in investing activities for the six months ended April 30, 2021 included $21.2 million of project asset expenditures and $1.0 million of capital expenditures.

Net cash used in investing activities for the six months ended April 30, 2020 included $13.6 million of project assets expenditures and a $0.6 million payment for a working capital adjustment for the acquisition of the Bridgeport Fuel Cell Project in May 2019.

Financing Activities – Net cash provided by financing activities was $42.5 million during the six months ended April 30, 2021, compared to net cash provided by financing activities of $62.8 million during the six months ended April 30, 2020.

Net cash provided by financing activities during the six months ended April 30, 2021 resulted from $156.4 million of proceeds from common stock sales, net of fees and expenses, and $0.9 million of proceeds received from warrant conversions, offset by debt repayments of $91.7 million primarily relating to the payoff of amounts owed under the Orion Credit Agreement and the PPP Note, payment of preferred dividends and return of capital of $1.6 million under the terms of the Series 1 Preferred Shares, and payment of $21.5 million to satisfy our obligations under the terms of the Series 1 Preferred Shares.

Net cash provided by financing activities during the six months ended April 30, 2020 resulted from the receipt of $65.5 million of debt proceeds from the Orion Facility, net of a loan discount of $1.6 million, $14.4 million of proceeds from the Crestmark sale-leaseback transaction, $6.5 million of debt proceeds from Liberty Bank under the PPP Note, $3.0 million of debt proceeds from Connecticut Green Bank and net proceeds from common stock sales of $3.5 million, offset by debt repayments of $21.4 million, the payment of deferred financing costs of $2.7 million and the payment of preferred dividends and return of capital of $4.4 million under the terms of the Series 1 Preferred Shares and the Series B Preferred Stock.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of April 30, 2021 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$73,936	$72,476	$1,460	$—	$—
Term loans (principal and interest)	44,385	12,100	16,009	11,194	5,082
Capital and operating lease commitments (2)	30,700	1,370	2,275	1,468	25,587
Sale-leaseback financing obligation (3)	17,753	3,146	5,399	5,392	3,816
Natural gas supply contract (4)	13,781	984	3,937	3,938	4,922
Option fee (5)	150	150	—	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$180,705	$90,226	$29,080	$21,992	$39,407
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.

(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million beginning on November 1, 2021. This gas contract is for the Company’s Yaphank project and the costs are expected to be offset by generation revenues on the project.
(5)	The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The fee is payable in installments over the term of the agreement.
(6)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at April 30, 2021) for 20 trading days during any consecutive 30 trading day period.

Debt Paid Off During the Six Months ended April 30, 2021

Liberty Bank Promissory Note – PPP Note

On April 20, 2020, the Company entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the CARES Act, administered by the SBA. Pursuant to the PPP Note, the Company received total loan proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”).

The PPP Note was scheduled to mature on April 16, 2022, had a 1.00% per annum interest rate, and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020. Monthly principal and interest payments, less the amount of any potential forgiveness, commenced on November 16, 2020. The Company did not provide any collateral or guarantees for the PPP Note, nor did the Company pay any facility charge to obtain the PPP Note. The PPP Note could be prepaid at any time with no prepayment penalties.

As required by Orion Energy Partners Investment Agent, LLC and its affiliated lenders (collectively, “Orion”) under the Company’s (now former) senior secured credit facility (which is referred to elsewhere herein as the Orion Facility), the Company applied for forgiveness of the PPP Loan in October 2020. However, with the repayment in full of all amounts owed to Orion in December 2020, the Company was no longer required to pursue forgiveness of the PPP Loan. Additionally, since the time of the application for forgiveness, the Company’s financial circumstances changed substantially, such that the Company was no longer in need of forgiveness of the PPP Loan. Accordingly, on February 11, 2021, the Company withdrew its application for forgiveness and repaid all amounts outstanding under the PPP Note, which totaled approximately $6.6 million, and included approximately $0.1 million in interest.

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

On November 30, 2020, the Company, its subsidiary guarantors, and the Orion Agent entered into a payoff letter with respect to the Orion Credit Agreement (the “Orion Payoff Letter”). Pursuant to the Orion Payoff Letter, on December 7, 2020, the Company paid a total of $87.3 million to the Orion Agent, representing the outstanding principal, accrued but unpaid interest, prepayment premium, fees, costs and other expenses due and owing under the Orion Facility and the Orion Credit Agreement and related loan documents, in full repayment of the Company’s outstanding indebtedness under the Orion Facility and the Orion Credit Agreement and related loan documents. In accordance with the Orion Payoff Letter, the aggregate prepayment premium set forth in the Orion Credit Agreement was reduced from approximately $14.9 million to $4.0 million and the Orion Agent, on behalf of itself and the lenders, agreed that any portion of the prepayment premium that would otherwise be required to be paid pursuant to the Orion Credit Agreement in excess of $4.0 million was waived by the Orion Agent and the lenders. The Company expensed the remaining unamortized deferred finance costs and debt discount of $7.1 million.

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of April 30, 2021 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains customary representations, warranties and covenants. The Subordinated Credit Agreement contains a debt coverage ratio which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of April 30, 2021 was $4.7 million.

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

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended April 30, 2021 and April 30, 2020 resulted in a $0.1 million gain and a $0.5 million charge, respectively, and for the six months ended April 30, 2021 and April 30, 2020 resulted in a $0.2 million gain and a $0.5 million charge, respectively. The fair value of the interest rate swap liability at April 30, 2021 and October 31, 2020 was $0.7 million and $0.9 million, respectively.

The BFC Credit Agreement requires BFC to maintain a debt service reserve. Each of Liberty Bank and Fifth Third Bank also has an operation and module exchange reserve (“O&M Reserve”) under the BFC Credit Agreement. BFC is required to deposit $100,000 per month into each O&M Reserve for the first five years of the BFC Credit Agreement, with such funds to be released at the sole discretion of Liberty Bank and Fifth Third Bank, as applicable. BFC is also required to maintain excess cash flow reserve accounts at each of Liberty Bank and Fifth Third Bank. Excess cash flow consists of cash generated by BFC from the Bridgeport Fuel Cell Project after payment of all expenses (including after payment of intercompany service fees to the Company), debt service to Liberty Bank and Fifth Third Bank, the funding of all required reserves, and payments to Connecticut Green Bank for the subordinated facility. BFC is also required to maintain a debt service coverage ratio of not less than 1.20, measured for the trailing year based on fiscal quarters beginning with the quarter ended July 31, 2020. The Company has certain quarterly and annual financial reporting requirements under the BFC Credit Agreement. The annual financial statements to be provided pursuant to such requirements are to be audited and accompanied by a report of an independent certified public accountant, which report shall not include a “going concern” matter of emphasis or any qualification as to the scope of such audit.

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

Restricted Cash

We have pledged approximately $32.1 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of April 30, 2021, outstanding letters of credit totaled $6.5 million. These expire on various dates through August 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of April 30, 2021 also included $15.0 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $11.4 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 15. “Restricted Cash” for a detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of April 30, 2021, our operating portfolio was 32.6 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of April 30, 2021, Advanced Technologies contract backlog totaled $45.0 million, of which $28.3 million is non-U.S. Government-funded, $16.5 million is U.S. Government-funded and $0.2 million is U.S. Government-unfunded. The amount that is non-U.S. Government-funded includes $10.0 million of milestone payments under the EMRE Joint Development Agreement that are contingent upon achieving technical milestones. If funding is terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 17. “Commitments and Contingencies” to our Consolidated Financial Statements for the six months ended April 30, 2021 included in this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets, and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of April 30, 2021, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of April 30, 2021, approximately 1.0% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended April 30, 2021 and 2020 resulted in a gain of $0.1 million and a charge of $0.5 million, respectively, and for the six months ended April 30, 2021 and 2020 resulted in a gain of $0.2 million and a charge of $0.5 million, respectively.

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

PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

POSCO Energy Matters

From approximately 2007 through 2015, we relied on POSCO Energy to develop and grow the South Korean and Asian markets for our products and services. We received upfront license payments and were entitled to receive royalty income from POSCO Energy pursuant to certain manufacturing and technology transfer agreements, including the Alliance Agreement dated February 7, 2007 (and the amendments thereto), the Technology Transfer, License and Distribution Agreement dated February 7, 2007 (and the amendments thereto), the Stack Technology Transfer and License Agreement dated October 27, 2009 (and the amendments thereto), and the Cell Technology Transfer and License Agreement dated October 31, 2012 (and the amendments thereto), which are collectively referred to herein as the “License Agreements.” The License Agreements provided POSCO Energy with the exclusive technology rights to manufacture, sell, distribute and service our SureSource 300, SureSource 1500 and SureSource 3000 fuel cell technology in the South Korean and broader Asian markets. Due to certain actions and inactions of POSCO Energy, the Company has not realized any new material revenues, royalties or new projects developed by POSCO Energy since late 2015.

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

On February 19, 2020, the Company notified POSCO Energy in writing that it was in material breach of the License Agreements by (i) its actions in connection with the spin-off of the fuel cell business to KFC, (ii) its suspension of performance through its cessation of all sales activities since late 2015 and its abandonment of its fuel cell business in Asia, and (iii) its disclosure of material nonpublic information to third parties and its public pronouncements about the fuel cell business on television and in print media that have caused reputational damage to the fuel cell business, the Company and its products. The Company also notified POSCO Energy that, under the terms of the License Agreements, it had 60 days to fully cure its breaches to the Company’s satisfaction and that failure to so cure would lead to termination of the License Agreements. Further, on March 27, 2020, the Company notified POSCO Energy of additional instances of its material breach of the License Agreements based on POSCO Energy’s failure to pay royalties required to be paid in connection with certain module exchanges.

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which has delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims not yet filed in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of April 30, 2021, outstanding accounts receivable due from KOSPO were $8.0 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to the Company resulting from the attachments.

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

The Company has discontinued revenue recognition of the deferred license revenue related to the terminated License Agreements given the pending arbitration and will continue to evaluate this deferred revenue in future periods.

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

On September 14, 2020, POSCO Energy filed a complaint in the United States District Court for the Southern District of New York alleging that the Company delayed the removal of restrictive legends on certain share certificates held by POSCO Energy in 2018, thus precluding POSCO Energy from selling the shares and resulting in claimed losses in excess of $1 million.

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

Any outbreaks of contagious diseases, including the recent outbreak of the 2019 novel coronavirus (“COVID-19”) that was first detected in Wuhan, China in December 2019 and has since developed into a global pandemic, and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions to or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, COVID-19 has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects. COVID-19 may impact the health of our team members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, or otherwise cause human impacts that may negatively impact our business. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. For example, on March 18, 2020, in response to the escalating global COVID-19 outbreak, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility, and also ordered those employees that could work from home to do so. We resumed operations in the manufacturing facility on June 22, 2020, and we established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home that was completed April 19, 2021 with all U.S.-based employees being back in the office. However, we continue to evaluate our ability to operate in the event of resurgences of COVID-19 and the advisability of continuing operations, based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. Accordingly, there can be no assurance that any of our facilities will remain open (in full or in part) or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to a resurgence of the COVID-19 pandemic or due to an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. Further, we have experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to our employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, and the reimbursement of expenses incurred while working from home, (iii) implementing increased health and safety protocols at all of our facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Although we believe the Company is currently considered an “essential” business in its operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, or any of these exemptions or exceptions do not extend to any of our key suppliers, our business, operating results and financial condition could be adversely impacted. While we have attempted to continue business development activities during the pandemic, state and local shutdowns, shelter-in-place orders and travel restrictions have impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate have been postponed. As a result, at this time, it is impossible to predict the overall impact of COVID-19 on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic, or because the pandemic worsens again. Additional public health crises could also emerge in the future, including other pandemics or epidemics. Any such public health crisis could pose further risks to us and could also have a material adverse effect on our business, results of operations and financial position.

Our PPP Loan may subject us to challenges regarding qualification for the PPP Loan, enforcement actions, fines and penalties, and has resulted in an informal SEC inquiry into our financial disclosures.

On April 20, 2020, we entered into a Paycheck Protection Program Promissory Note, dated April 16, 2020 (the “PPP Note”), evidencing a loan to the Company from Liberty Bank under the CARES Act. Pursuant to the PPP Note, we received total proceeds of approximately $6.5 million on April 24, 2020 (the “PPP Loan”). In accordance with the requirements of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), the PPP Loan may have been fully forgiven if (i) proceeds were used to pay eligible payroll costs, rent, mortgage interest and utilities and (ii) full-time employee headcount and salaries were either maintained during the 24-week period following disbursement of the PPP Loan or restored by December 31, 2020. If not so maintained or restored, forgiveness of the PPP Loan would have been reduced in accordance with regulations issued by the SBA. In order to obtain the consent of the Orion Agent and the lenders under the Orion Credit Agreement (each as defined elsewhere in this document) to enter into the PPP Note, the Orion Agent and such lenders required us to apply for forgiveness within 30 days after the last day of the loan forgiveness period as designated under regulations in effect as of June 6, 2020. We used 100% of the proceeds of the PPP Loan to pay eligible payroll costs, and on October 29, 2020, we applied for forgiveness of the PPP Loan. However, with the repayment in full of all amounts owed to the Orion Agent and lenders in December 2020, the Company was no longer required to pursue forgiveness of the PPP Loan. Additionally, since the time of the application for forgiveness, the Company’s financial circumstances changed substantially, such that the Company was no longer in need of forgiveness of the PPP Loan. While we believe we met all of the requirements of the CARES Act, as amended by the PPP Flexibility Act, for forgiveness, on February 11, 2021, we withdrew our application for forgiveness and repaid all amounts outstanding under the PPP Note, together with all accrued interest.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1, 2021 – February 28, 2021	2,432	$21.60	—	—
March 1, 2021 – March 31, 2021	982	17.51	—	—
April 1, 2021 – April 30, 2021	61,798	13.10	—	—
Total	65,212	$13.49	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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

3.5

Amended Certificate of Designation of 5% Series B Cumulative Convertible Perpetual Preferred Stock, dated March 14, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K dated January 12, 2017).

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

3.8

Certificate of Amendment of the Certificate of Incorporation of the Company, dated December 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 3, 2015).

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

3.11	Certificate of Designations for the Company’s Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 5, 2017).
3.12

Certificate of Amendment of the Certificate of Incorporation of the Company, dated December 14, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 14, 2017).

3.13

Certificate of Designations, Preferences and Rights for the Company’s Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2018).

3.14

Certificate of Amendment of the Certificate of Incorporation of FuelCell Energy, Inc., dated May 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2019).

3.15

Certificate of Amendment of the Certificate of Incorporation of FuelCell Energy, Inc., dated May 11, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2020).

3.16

Certificate of Amendment of the Certificate of Incorporation of FuelCell Energy, Inc. dated April 8, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on April 14, 2021).

3.17	Amended and Restated By-Laws of the Company, dated December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 2016).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 1999).
4.2

Schedule A to Articles of Amendment of FuelCell Energy, Ltd., setting forth the rights, privileges, restrictions and conditions of Class A Cumulative Redeemable Exchangeable Preferred Stock (incorporated

Exhibit No.	Description
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

4.4	Form of Series C Warrants to purchase common stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 27, 2017).
4.5	Form of Warrant to purchase common stock (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 6, 2019).
4.6

Letter Agreement, dated January 20, 2020, among FuelCell Energy, Inc., FCE FuelCell Energy Ltd., and Enbridge Inc. relating to the amendment of the terms of the Class A Cumulative Preferred Stock of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, filed on January 22, 2020).

4.7

Schedule A setting forth the amended rights, privileges, restrictions and conditions of the Class A Cumulative Preferred Stock of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, filed on January 22, 2020).

4.8

Articles of FCE FuelCell Energy Ltd., effective as of January 20, 2020, including in Article 27.2 the Special Rights and Restrictions of the Class A Preferred Shares of FCE FuelCell Energy Ltd. (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the period ending April 30, 2020 filed on June 12, 2020).

10.1*

FuelCell Energy, Inc. Second Amended and Restated 2018 Omnibus Incentive Plan, effective as of April 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on April 14, 2021).

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

FUELCELL ENERGY, INC.
(Registrant)

June 10, 2021	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)