Form 10-Q
period 2021-07-31
FUELCELL ENERGY INC
filed 2021-09-14
CIK 886128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, outstanding as of September 10, 2021:  366,613,715

FUELCELL ENERGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUELCELL ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	July 31,	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents, unrestricted	$468,565	$149,867
Restricted cash and cash equivalents - short-term	10,212	9,233
Accounts receivable, net	14,182	9,563
Unbilled receivables	8,690	8,041
Inventories	60,413	50,971
Other current assets	12,170	6,306
Total current assets	574,232	233,981
Restricted cash and cash equivalents - long-term	15,243	32,952
Inventories - long-term	4,586	8,986
Project assets	199,218	161,809
Property, plant and equipment, net	35,961	36,331
Operating lease right-of-use assets, net	7,993	10,098
Goodwill	4,075	4,075
Intangible assets, net	18,994	19,967
Other assets	19,330	15,339
Total assets	$879,632	$523,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,154	$21,366
Current portion of operating lease liabilities	950	939
Accounts payable	10,893	9,576
Accrued liabilities	13,531	15,681
Deferred revenue	8,454	10,399
Preferred stock obligation of subsidiary	—	938
Total current liabilities	42,982	58,899
Long-term deferred revenue	28,969	31,501
Long-term preferred stock obligation of subsidiary	—	18,265
Long-term operating lease liabilities	8,011	9,817
Long-term debt and other liabilities	73,582	150,651
Total liabilities	153,544	269,133
Redeemable Series B preferred stock (liquidation preference of $64,020 as of July 31, 2021 and October 31, 2020)	59,857	59,857
Total equity:
Stockholders’ equity:
Common stock ($0.0001 par value); 500,000,000 and 337,500,000 shares authorized as of July 31, 2021 and October 31, 2020, respectively; 366,483,758 and 294,706,758 shares issued and outstanding as of July 31, 2021 and October 31, 2020, respectively	37	29
Additional paid-in capital	1,908,011	1,359,454
Accumulated deficit	(1,241,070)	(1,164,196)
Accumulated other comprehensive loss	(747)	(739)
Treasury stock, Common, at cost (67,694 and 56,411 shares as of July 31, 2021 and October 31, 2020, respectively)	(544)	(432)
Deferred compensation	544	432
Total stockholders’ equity	666,231	194,548
Total liabilities and stockholders' equity	$879,632	$523,538

See accompanying notes to consolidated financial statements

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Three Months Ended July 31,
	2021	2020
Revenues:
Product	$—	$—
Service and license	14,344	7,113
Generation	6,230	4,722
Advanced Technologies	6,246	6,893
Total revenues	26,820	18,728
Costs of revenues:
Product	1,903	2,658
Service and license	13,026	8,833
Generation	6,728	6,327
Advanced Technologies	4,063	4,038
Total costs of revenues	25,720	21,856
Gross profit (loss)	1,100	(3,128)
Operating expenses:
Administrative and selling expenses	8,662	6,607
Research and development expenses	3,023	1,027
Total costs and expenses	11,685	7,634
Loss from operations	(10,585)	(10,762)
Interest expense	(1,554)	(4,165)
Change in fair value of common stock warrant liability	—	(1,694)
Gain on extinguishment of financing obligation	—	1,801
Other income (expense), net	149	(501)
Loss before provision for income taxes	(11,990)	(15,321)
Provision for income taxes	(7)	(10)
Net loss	(11,997)	(15,331)
Series B preferred stock dividends	(800)	(800)
Net loss attributable to common stockholders	$(12,797)	$(16,131)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.04)	$(0.07)
Basic and diluted weighted average shares outstanding	337,291,562	217,966,402

	Three Months Ended July 31,
	2021	2020
Net loss	$(11,997)	$(15,331)
Other comprehensive loss:
Foreign currency translation adjustments	(6)	(139)
Total comprehensive loss	$(12,003)	$(15,470)

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	Nine Months Ended July 31,
	2021	2020
Revenues:
Product	$—	$—
Service and license	19,917	19,697
Generation	17,306	14,795
Advanced Technologies	18,427	19,380
Total revenues	55,650	53,872
Costs of revenues:
Product	6,190	7,512
Service and license	20,992	16,418
Generation	23,265	17,576
Advanced Technologies	12,477	12,046
Total costs of revenues	62,924	53,552
Gross (loss) profit	(7,274)	320
Operating expenses:
Administrative and selling expenses	27,264	19,041
Research and development expenses	7,810	3,323
Total costs and expenses	35,074	22,364
Loss from operations	(42,348)	(22,044)
Interest expense	(5,662)	(11,026)
(Loss) gain on extinguishment of debt and financing obligation	(11,156)	1,801
Loss on extinguishment of Series 1 preferred share obligation	(934)	—
Change in fair value of common stock warrant liability	(15,974)	(39,311)
Other (expense) income, net	(797)	370
Loss before provision for income taxes	(76,871)	(70,210)
Provision for income taxes	(3)	(41)
Net loss	(76,874)	(70,251)
Series B preferred stock dividends	(2,400)	(2,531)
Net loss attributable to common stockholders	$(79,274)	$(72,782)
Loss per share basic and diluted:
Net loss per share attributable to common stockholders	$(0.24)	$(0.35)
Basic and diluted weighted average shares outstanding	323,983,465	210,389,907

	Nine Months Ended July 31,
	2021	2020
Net loss	$(76,874)	$(70,251)
Other comprehensive loss:
Foreign currency translation adjustments	(8)	(230)
Total comprehensive loss	$(76,882)	$(70,481)

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2020	294,706,758	$29	$1,359,454	$(1,164,196)	$(739)	$(432)	$432	$194,548
Sale of common stock, net of fees	25,000,000	3	156,363	—	—	—	—	156,366
Orion warrant exercises	2,700,000	—	21,824	—	—	—	—	21,824
Common stock issued, non-employee compensation	2,734	—	45	—	—	—	—	45
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	4,521	—	8	—	—	—	—	8
Share based compensation	—	—	1,417	—	—	—	—	1,417
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	58	—	—	58
Adjustment for deferred compensation	(1,669)	—	—	—	—	(30)	30	—
Release of a share reserve	(48)	—	—	—	—	—	—	—
Net Loss	—	—	—	(45,960)	—	—	—	(45,960)
Balance, January 31, 2021	322,412,296	$32	$1,538,311	$(1,210,156)	$(681)	$(462)	$462	$327,506
Sale of common stock, net of fees	—	—	5	—	—	—	—	5
Warrant exercises	14,026	—	269	—	—	—	—	269
Common stock issued, non-employee compensation	5,456	—	55	—	—	—	—	55
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	64,782	—	(262)	—	—	—	—	(262)
Share based compensation	—	—	1,253	—	—	—	—	1,253
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(60)	—	—	(60)
Adjustment for deferred compensation	(3,756)	—	—	—	—	(41)	41	—
Net Loss	—	—	—	(18,917)	—	—	—	(18,917)
Balance, April 30, 2021	322,492,804	$32	$1,538,831	$(1,229,073)	$(741)	$(503)	$503	$309,049
Sale of common stock, net of fees	43,978,999	5	368,949	—	—	—	—	368,954
Common stock issued, non-employee compensation	12,985	—	95	—	—	—	—	95
Share based compensation	—	—	903	—	—	—	—	903
Stock issued under benefit plans	4,828	—	33	—	—	—	—	33
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Adjustment for deferred compensation	(5,858)		—	—	—	(41)	41	—
Effect of foreign currency translation	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	(11,997)	—	—	—	(11,997)
Balance, July 31, 2021	366,483,758	37	1,908,011	(1,241,070)	(747)	(544)	544	666,231

FUELCELL ENERGY, INC.

Consolidated Statements of Changes in Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Equity
Balance, October 31, 2019	193,608,684	$19	$1,151,454	$(1,075,089)	$(647)	$(466)	$466	$75,737
Share based compensation	—	—	488	—	—	—	—	488
Orion warrant exercises	9,396,320	1	25,993	—	—	—	—	25,994
Sale of common stock, net of fees	7,938,228	1	3,501	—	—	—	—	3,502
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	2,585	—	(6)	—	—	—	—	(6)
Preferred dividends — Series B	—	—	(931)	—	—	—	—	(931)
Adjustment for deferred compensation	20,012	—	—	—	—	29	(29)	—
Effect of foreign currency translation	—	—	—	—	(49)	—	—	(49)
Net loss	—	—	—	(40,151)	—	—	—	(40,151)
Balance, January 31, 2020	210,965,829	$21	$1,180,499	$(1,115,240)	$(696)	$(437)	$437	$64,584
Share based compensation	—	—	375	—	—	—	—	375
Taxes paid upon vesting of restricted stock awards, net of stock issued under benefit plans	86,572	—	(32)	—	—	—	—	(32)
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	(14,769)	—	—	—	(14,769)
Balance, April 30, 2020	211,052,401	$21	$1,180,042	$(1,130,009)	$(738)	$(437)	$437	$49,316
Sale of common stock, net of fees	25,144,704	3	62,328	—	—	—	—	62,331
Common stock issued, non-employee compensation	(8,272)	—	112	—	—	—	—	112
Reclassification of value of share based compensation upon approval of authorized shares for grant	—	—	434	—	—	—	—	434
Share based compensation	—	—	398	—	—	—	—	398
Stock issued under benefit plans, net of taxes paid upon vesting of restricted stock awards	2,150	—	4	—	—	—	—	4
Preferred dividends — Series B	—	—	(800)	—	—	—	—	(800)
Effect of foreign currency translation	—	—	—	—	(139)	—	—	(139)
Adjustment for deferred compensation	(18,186)	—	—	—	—	34	(34)	—
Net loss	—	—	—	(15,331)	—	—	—	(15,331)
Balance, July 31, 2020	236,172,797	$24	$1,242,518	($1,145,340)	($877)	($403)	$403	$96,325

See accompanying notes to consolidated financial statements.

FUELCELL ENERGY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(76,874)	$(70,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,573	1,261
Depreciation and amortization	14,921	13,828
Change in fair value of common stock warrant liability	15,974	39,311
Non-cash charge (benefit) for extinguishment of preferred stock obligation of subsidiary	934	(475)
Non-cash interest expense on preferred stock and debt obligations	3,403	5,385
Non-cash charge for extinguishment of debt	7,156	(1,801)
Unrealized (gain) loss on derivative contract	(299)	463
Operating lease expense	1,143	478
Operating lease payments	(902)	(737)
Unrealized foreign currency losses (gains)	911	(312)
Other non-cash transactions, net	171	1,083
(Increase) decrease in operating assets:
Accounts receivable	(4,619)	(4,072)
Unbilled receivables	(5,419)	(2,727)
Inventories	(11,014)	(2,674)
Other assets	(3,281)	(1,697)
Increase (decrease) in operating liabilities:
Accounts payable	668	(7,051)
Accrued liabilities	(2,554)	4,461
Deferred revenue	(4,477)	950
Net cash used in operating activities	(60,585)	(24,577)
Cash flows from investing activities:
Capital expenditures	(2,907)	(160)
Project asset expenditures	(41,301)	(23,493)
Project asset acquisition	—	(611)
Net cash used in investing activities	(44,208)	(24,264)
Cash flows from financing activities:
Repayment of debt	(93,951)	(27,791)
Proceeds from debt, net of debt discount	—	87,757
Payment of deferred financing costs	—	(2,697)
Issuances of common stock issued for benefit plans, net fees	18	5
Payment of preferred dividends and return of capital	(2,400)	(5,438)
Repayment of preferred stock obligation of subsidiary	(21,541)	—
Proceeds from sales of common stock and warrant exercises, net	524,643	64,737
Net cash provided by financing activities	406,769	116,573
Effects on cash from changes in foreign currency rates	(8)	(230)
Net increase in cash, cash equivalents and restricted cash	301,968	67,502
Cash, cash equivalents and restricted cash-beginning of period	192,052	39,778
Cash, cash equivalents and restricted cash-end of period	$494,020	$107,280
Supplemental cash flow disclosures:
Cash interest paid and early prepayment charge	$5,326	$6,194
Noncash financing and investing activity:
Operating lease liabilities	1,459	899
Operating lease right-of-use assets	1,459	899
Net noncash reclassifications from project assets to inventory	5,972	1,152
Warrant exercises	21,170	25,994
Accrued sale of common stock, cash received in a subsequent period	1,607	1,096
Accrued purchase of fixed assets, cash to be paid in subsequent period	315	—
Accrued purchase of project assets, cash to be paid in subsequent period	875	1,364

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the Company’s financial position and results of operations as of and for the three and nine months ended July 31, 2021 and 2020 have been included. All intercompany accounts and transactions have been eliminated.

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

Liquidity

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service and license agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of July 31, 2021, unrestricted cash and cash equivalents totaled $468.6 million compared to $149.9 million as of October 31, 2020.

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

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. with respect to an at the market offering program under which the Company may, from time to time,  offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the Open Market Sale Agreement through July 31, 2021, approximately 44.0 million shares were sold resulting in net proceeds to the Company totaling approximately $369.0 million. The Company plans to use the net proceeds from this offering to accelerate the development and commercialization of our Advanced Technologies products, including our solid oxide platform, for project development, for internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes. See Note 12. “Stockholders’ Equity and Warrant Liabilities” for additional information regarding the Open Market Sale Agreement.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

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

Note 3. Revenue Recognition

Contract Balances

Contract assets as of July 31, 2021 and October 31, 2020 were $22.3 million and $16.9 million, respectively. The contract assets relate to the Company’s rights to consideration for work performed but not billed. These amounts are included on a separate line item as Unbilled receivables for amounts expected to be billed within one year from the balance sheet date, and balances expected to be billed later than one year from the balance sheet date are included within Other assets on the accompanying Consolidated Balance Sheets. The net change in contract assets represents amounts recognized as revenue offset by customer billings.

Contract liabilities as of July 31, 2021 and October 31, 2020 were $37.4 million and $41.9 million, respectively. The contract liabilities relate to the advance billings to customers for services that will be recognized over time and in some instances for deferred revenue relating to license performance obligations that will be recognized at a future point in time.

In July 2020, the Company discontinued revenue recognition of the deferred license revenue related to the terminated POSCO Energy License Agreements (as defined elsewhere herein) given the pending arbitration described in Part II, Item 1, “Legal Proceedings” and will continue to evaluate this deferred revenue in future periods (for more information, refer to Note 18. “Commitments and Contingencies”). As of July 31, 2021, $22.2 million related to the terminated POSCO Energy License Agreements is included within Long-term deferred revenue on the accompanying Consolidated Balance Sheets. The net change in contract liabilities represents customer billings offset by revenue recognized.

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. As of July 31, 2021, the Company’s total remaining performance obligations were: $127.0 million for service agreements, $22.2 million for license agreements and $40.0 million for Advanced Technologies contracts in the aggregate. Service revenue in periods in which there are no module exchanges is expected to be relatively consistent from period to period, whereas module exchanges will result in an increase in revenue when exchanges occur.

Note 4. Accounts Receivable, Net and Unbilled Receivables

Accounts receivable, net and Unbilled receivables as of July 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	July 31,	October 31,
	2021	2020
Commercial Customers:
Amount billed	$11,659	$7,329
Unbilled receivables (1)	7,333	7,063
	18,992	14,392
Advanced Technologies (including U.S. government(2)):
Amount billed	2,523	2,234
Unbilled receivables	1,357	978
	3,880	3,212
Accounts receivable, net and unbilled receivables	$22,872	$17,604
(1)	Additional long-term unbilled receivables of $13.6 million and $8.9 million are included within “Other Assets” as of July 31, 2021 and October 31, 2020, respectively.
(2)	Total U.S. government accounts receivable, including unbilled receivables, outstanding as of July 31, 2021 and October 31, 2020 were $1.3 million and $1.1 million, respectively.

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

The Company had no allowance for doubtful accounts as of July 31, 2021 and October 31, 2020. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all collection efforts have failed and it is deemed unlikely that the amount will be recovered.

Note 5. Inventories

Inventories (short and long-term) as of July 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	July 31,	October 31,
	2021	2020
Raw materials	$30,831	$21,726
Work-in-process (1)	34,168	38,231
Inventories	64,999	59,957
Inventories - short-term	(60,413)	(50,971)
Inventories - long-term (2)	$4,586	$8,986
(1)	Work-in-process includes the standard components of inventory used to build the typical modules or module components that are intended to be used in future project asset construction or power plant orders or for use under the Company’s service agreements. Included in work-in-process as of July 31, 2021 and October 31, 2020 was $18.6 million and $19.6 million, respectively, of completed standard components and modules.
(2)	Long-term inventory includes modules that are contractually required to be segregated for use as exchange modules for specific project assets.

Raw materials consist mainly of various nickel powders and steels, various other components used in producing cell stacks and purchased components for balance of plant. Work-in-process inventory is comprised of material, labor, and overhead costs incurred to build fuel cell stacks and modules, which are subcomponents of a power platform.

The Company incurred costs associated with excess plant capacity and manufacturing variances of $1.7 million and $2.6 million for the three months ended July 31, 2021 and 2020, respectively, and $5.0 million and $7.0 million for the nine months ended July 31, 2021 and 2020, respectively, which were included within product cost of revenues on the Consolidated Statements of Operations and Comprehensive Loss.

Note 6. Project Assets

Project assets as of July 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	July 31,	October 31,	Estimated
	2021	2020	Useful Life
Project Assets - Operating	$138,659	$99,351	5-20 years
Project Assets - Construction in progress	99,646	91,276	7-20 years
	238,305	190,627
Accumulated depreciation	(39,087)	(28,818)
Project Assets, net	$199,218	$161,809

Project assets as of July 31, 2021 and October 31, 2020 included nine and eight, respectively, completed, commissioned installations generating power with respect to which the Company has a power purchase agreement (“PPA”) with the end-user of power and site host or an approved utility tariff with an aggregate value of $99.6 million and $70.5 million as of July 31, 2021 and October 31, 2020, respectively. Certain of these assets are the subject of sale-leaseback arrangements with PNC Energy Capital, LLC (“PNC”) and Crestmark Equipment Finance (“Crestmark”). Project asset depreciation was approximately $3.0 million and $3.1 million for the three months ended July 31, 2021 and 2020, respectively, and $10.3 million and $8.6 million for the nine months ended July 31, 2021 and 2020, respectively.

Project assets as of July 31, 2021 and October 31, 2020 also include installations with carrying values of $99.6 million and $91.3 million, respectively, which are being developed and constructed by the Company in connection with projects for which we have entered into PPAs and which have not yet been placed in service. As of July 31, 2021 and October 31, 2020, approximately $1.8 million and $4.8 million, respectively, has been capitalized for projects for which we expect to secure long-term contracts and/or otherwise recover the asset value and which have not yet been placed in service.

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

Note 7. Goodwill and Intangible Assets

As of July 31, 2021 and October 31, 2020, the Company had goodwill of $4.1 million and intangible assets of $19.0 million and $20.0 million, respectively, that were recorded in connection with the Company’s 2012 acquisition of Versa Power Systems, Inc. (“Versa”) and the 2019 Bridgeport Fuel Cell Project acquisition. The Versa acquisition intangible asset is an indefinite-lived in-process research and development intangible asset (“IPR&D”) for cumulative research and development efforts associated with the development of solid oxide fuel cell stationary power generation. Amortization expense for the Bridgeport Fuel Cell Project PPA asset for the three months ended July 31, 2021 and 2020 was $0.3 million and for the nine months ended July 31, 2021 and 2020 was $1.0 million.

The Company completed its annual impairment analysis of goodwill and IPR&D as of July 31, 2021.  A qualitative analysis was completed for fiscal year 2021 and the Company determined that there was no impairment of goodwill or the IPR&D.

The following tables summarize the Company’s intangible assets as of July 31, 2021 and October 31, 2020 (in thousands):

As of July 31, 2021	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(2,918)	9,402
Total	$21,912	$(2,918)	$18,994

As of October 31, 2020	Gross Amount	Accumulated Amortization	Net Amount
In-Process Research and Development	$9,592	$—	$9,592
Bridgeport PPA	12,320	(1,945)	10,375
Total	$21,912	$(1,945)	$19,967

Note 8. Other Current Assets

Other current assets as of July 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	July 31,	October 31,
	2021	2020
Advance payments to vendors (1)	$4,156	$1,954
Prepaid expenses and other (2)	8,014	4,352
Other current assets	$12,170	$6,306
(1)	Advance payments to vendors relate to payments for inventory purchases ahead of receipt.
(2)	Primarily relates to other prepaid vendor expenses including insurance expense.

Note 9. Other Assets

Other assets as of July 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	July 31,	October 31,
	2021	2020
Long-term stack residual value (1)	$263	$890
Long-term unbilled receivables (2)	13,625	8,856
Other (3)	5,442	5,593
Other assets	$19,330	$15,339
(1)	Relates to estimated residual value for module exchanges performed under the Company’s service agreements where the useful life extends beyond the contractual term of the service agreement and the Company obtains title for the module from the customer upon expiration or non-renewal of the service agreement. If the Company does not obtain rights to title from the customer, the full cost of the module is expensed at the time of the module exchange.
(2)	Represents unbilled receivables that relate to revenue recognized on customer contracts that will be billed in future periods in excess of 12 months from the balance sheet date.
(3)	The Company entered into an agreement with one of its customers on June 29, 2016 which includes payments for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The payments are to be made in installments over the term of the agreement and the total amount paid as of each of July 31, 2021 and October 31, 2020 was $2.4 million. Also included within “Other” are long-term security deposits and prepaid withholding taxes on deferred revenue as of July 31, 2021 and October 31, 2020.

Note 10. Accrued Liabilities

Accrued liabilities as of July 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	July 31,	October 31,
	2021	2020
Accrued payroll and employee benefits	$4,085	$4,461
Accrued product warranty cost (1)	78	97
Accrued service agreement and PPA costs (2)	7,334	7,037
Accrued legal, taxes, professional and other	2,034	4,086
Accrued liabilities	$13,531	$15,681
(1)	The decrease in accrued product warranty cost represents a reduction related to actual warranty activity as contracts progress through the warranty period. Product warranty expense for the three months ended July 31, 2021 and 2020 was $7 thousand and $0.01 million, respectively, and for the nine months ended July 31, 2021 and 2020 was $19 thousand and $0.04 million, respectively.
(2)	Accrued service agreement costs include loss accruals on service agreements of $5.3 million and $5.5 million as of July 31, 2021 and October 31, 2020, respectively. The accruals for performance guarantees, including PPA performance guarantees was $2.0 million as of July 31, 2021, which reflects an increase from $1.4 million as of October 31, 2020.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the present value of the Company’s obligation to make lease payments arising from the lease over the lease term at the commencement date of the lease. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate based on the information available at the date of adoption in determining the present value of lease payments and used the implicit rate when readily determinable. The Company determined incremental borrowing rates through market sources for secured borrowings including relevant industry rates. The Company’s operating lease ROU assets also include any lease pre-payments and exclude lease incentives. Certain of the Company’s leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. The Company excludes variable payments from lease ROU assets and lease liabilities, to the extent not considered in-substance fixed, and instead, expenses variable payments as incurred. Variable lease expense and lease expense for short term contracts are not material components of lease expense. The Company’s leases generally have remaining lease terms of 1 to 26 years, some of which include options to extend leases. The exercise of lease renewal options is at the Company’s sole discretion and the Company’s lease ROU assets and liabilities reflect only the options the Company is reasonably certain that it will exercise. The Company does not have leases with residual value guarantees or similar covenants.

Operating lease expense for the three months ended July 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively, and for the nine months ended July 31, 2021 and 2020 was $1.1 million and $0.5 million, respectively. As of July 31, 2021, the weighted average remaining lease term (in years) was approximately 20 years and the weighted average discount rate was 7.9%. Lease payments made during the three months ended July 31, 2021 and 2020 were $0.3 million and $0.2 million, respectively, and during the nine months ended July 31, 2021 and 2020 were $0.9 million and $0.7 million, respectively.

Undiscounted maturities of operating lease and finance lease liabilities are as follows:

	Operating Leases	Finance Leases
Due Year 1	$1,357	$62
Due Year 2	1,242	50
Due Year 3	758	29
Due Year 4	723	—
Due Year 5	750	—
Thereafter	14,389	—
Total undiscounted lease payments	19,219	141
Less imputed interest	(10,258)	(25)
Total discounted lease payments	$8,961	$116

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

Open Market Sale Agreement

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. (the “Agents”) with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. Pursuant to the Open Market Sale Agreement, the Company paid the Agent making each sale a commission equal to 2.0% of the aggregate gross proceeds it received from such sale by such Agent of shares under the Open Market Sale Agreement. From the date of the Open Market Sale Agreement through July 31, 2021, approximately 44.0 million shares were sold under the Open Market Sale Agreement at an average sales price of $8.56 per share, resulting in gross proceeds of $376.6 million, before deducting expenses and sales commissions. Net proceeds to the Company totaled approximately $369.0 million after deducting commissions and offering expenses totaling approximately $7.6 million.

As of July 31, 2021, the remaining availability under the Open Market Sale Agreement totaled $123.4 million.

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

During the three months ended January 31, 2020, the lenders exercised, on a cashless basis, Orion Warrants representing the right to purchase 12,000,000 shares of the Company’s common stock. Because these Orion Warrants were exercised on a cashless basis, the Company issued in the aggregate 9,396,320 shares of the Company’s common stock. The Orion Warrants that were converted were remeasured to fair value immediately preceding the conversion based upon volatility of 103.7%, a risk free rate of 1.81% and the Company’s common stock price of $2.29 on January 8, 2020, which resulted in a $23.7 million charge for the three months ended January 31, 2020. The revised estimated fair value of the converted Orion Warrants as of the date of conversion of $26.0 million was reclassified to Additional paid in capital. The remaining Orion Warrants as of January 31, 2020 were remeasured to estimated fair value based upon a volatility of 104.9%, a risk free rate of 1.45% and the Company’s common stock price at January 31, 2020 of $1.59 per share, which resulted in a charge for the three months ended January 31, 2020 of $10.5 million.  The Company remeasured the remaining Orion Warrants again at July 31, 2020 based upon a volatility of 111.97%, a risk free rate of 0.39% and the Company’s common stock price at July 31, 2020 of $2.23 per share, which resulted in a charge for the three months ended July 31, 2020 of $1.7 million.

During fiscal year 2020, the lenders exercised all of the Orion Warrants, except for Orion Warrants to purchase 2,700,000 shares of common stock. On December 7, 2020, all remaining Orion Warrants were exercised to purchase a total of

2,700,000 shares of the Company’s common stock for an aggregate exercise price of approximately $0.6 million (or $0.242 per share). The Orion Warrants that were converted on December 7, 2020 were remeasured to fair value immediately preceding the conversion based upon volatility of 117.02%, a risk free rate of 0.70% and the Company’s common stock price of $7.95 on December 4, 2020, which resulted in a $16.0 million charge for the three months ended January 31, 2021. The estimated fair value of the converted Orion Warrants as of the December 7, 2020 date of conversion of $21.2 million was reclassified to Additional paid-in capital.

Other Warrants

On May 3, 2017, the Company completed an underwritten public offering that included the offering and sale of: (i) 1,000,000 shares of its common stock, and (ii) Series C warrants to purchase 1,000,000 shares of its common stock that have an exercise price of $19.20 per share and a term of five years. During the nine months ended July 31, 2021, Series C warrants were exercised to purchase a total of 14,026 shares of the Company’s common stock resulting in cash proceeds to the Company of $0.3 million. There were no warrants exercised during the three months ended July 31, 2021. The Series C warrants contain provisions regarding adjustments to their exercise price and the number of shares of common stock issuable upon exercise.

The following table summarizes outstanding warrant activity during the nine months ended July 31, 2021:

	Series C Warrants	Orion Warrants
Balance as of October 31, 2020	964,128	2,700,000
Warrants exercised	(14,026)	(2,700,000)
Balance as of July 31, 2021	950,102	—

Note 13. Redeemable Preferred Stock

The Company is authorized to issue up to 250,000 shares of preferred stock, par value $0.01 per share, in one or more series, of which 105,875 shares were designated as 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in March 2005.

Series B Preferred Stock

As of July 31, 2021, the Company had 105,875 shares of Series B Preferred Stock, with a liquidation preference of $1,000.00 per share, authorized for issuance. As of July 31, 2021 and October 31, 2020, there were 64,020 shares of Series B Preferred Stock issued and outstanding, with a carrying value of $59.9 million. Dividends of $0.8 million were paid in cash during each of the three-month periods ended July 31, 2021 and 2020 and dividends of $2.4 million and $4.0 million were paid in cash during the nine-month periods ended July 31, 2021 and 2020, respectively. A payment of $2.4 million made during the nine-month period ended July 31, 2020 represented the dividends payable with respect to the May 15, 2019 and August 15, 2019 dividend dates and the dividends payable with respect to the November 15, 2019 dividend date that were declared on October 30, 2019.

Class A Preferred Shares

As of October 31, 2020, FCE FuelCell Energy, Ltd. (“FCE Ltd.”) had 1,000,000 Class A Preferred Shares (the “Series 1 Preferred Shares”) issued and outstanding, which were held by Enbridge Inc. (“Enbridge”). Dividends and return of capital payments were due quarterly based on calendar quarters. The Company made payments of Cdn. $0.3 million and $1.8 million during the three-month and nine-month periods ended July 31, 2020, respectively. The Company’s payments made during the nine-months ended July 31, 2020 included the payments which were not made previously for the calendar quarters ended on March 31, 2019, June 30, 2019 and September 30, 2019. The Company recorded interest expense, which reflects the amortization of the fair value discount of approximately Cdn. $1.1 million for the three months ended July 31, 2020 and Cdn. $0.6 million and Cdn. $2.9 million for the nine months ended July 31, 2021 and 2020, respectively. There was no interest expense recorded for the three months ended July 31, 2021. As of October 31, 2020, the carrying value of the Series 1 Preferred Shares was Cdn. $25.6 million (U.S. $19.2 million) and was classified as a preferred stock obligation of a subsidiary on the Consolidated Balance Sheets.

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

The amendment to the Series 1 Preferred Shares resulted in an extinguishment of the prior Series 1 Preferred Shares for accounting purposes. A revised fair value was estimated using a discounted cash flow model resulting in a revised carrying value being recorded for the amended Series 1 Preferred Shares which resulted in a loss of Cdn. $0.2 million (U.S. $0.2 million) recorded in Other income (expense), net on the Consolidated Statements of Operations and Comprehensive Loss during the three months ended January 31, 2020.

Prior to the amendment, the Company bifurcated embedded derivatives related to the conversion feature and a variable dividend feature. As a result of the January 2020 Letter Agreement, both features were removed from the Series 1 Preferred Shares which resulted in the Company recognizing a gain of U.S. $0.6 million related to the extinguishment of the embedded derivatives during the nine months ended July 31, 2020.

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

Note 14. Loss Per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Numerator
Net loss	$(11,997)	$(15,331)	$(76,874)	$(70,251)
Series B preferred stock dividends	(800)	(800)	(2,400)	(2,531)
Net loss attributable to common stockholders	$(12,797)	$(16,131)	$(79,274)	$(72,782)
Denominator
Weighted average basic common shares	337,291,562	217,966,402	323,983,465	210,389,907
Effect of dilutive securities (1)	—	—	—	—
Weighted average diluted common shares	337,291,562	217,966,402	323,983,465	210,389,907
Basic loss per share	$(0.04)	$(0.07)	$(0.24)	$(0.35)
Diluted loss per share (1)	$(0.04)	$(0.07)	$(0.24)	$(0.35)
(1)	Due to the net loss to common stockholders in each of the periods presented above, diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. As of July 31, 2021 and 2020, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	July 31,	July 31,
	2021	2020
Orion Warrants	—	8,000,000
May 2017 Offering - Series C Warrants	950,102	964,114
Outstanding options to purchase common stock	22,388	23,891
Unvested Restricted Stock Awards	—	701
Unvested Restricted Stock Units	2,665,764	1,197,889
5% Series B Cumulative Convertible Preferred Stock	37,837	37,837
Total potentially dilutive securities	3,676,091	10,224,432

Note 15. Restricted Cash

As of July 31, 2021 and October 31, 2020, there was $25.5 million and $42.2 million, respectively, of restricted cash and cash equivalents pledged as performance security, reserved for future debt service requirements, reserved for letters of credit for certain banking requirements and contracts, and reserved to pay down the Orion Facility or be redeployed into other project financing at the option of the Orion Agent and the lenders under the Orion Facility. Refer to Note 16. “Debt” for additional information on the release of the restricted cash under the Orion Facility. The allocation of restricted cash is as follows (in thousands):

	July 31,	October 31,
	2021	2020
Cash Restricted for Outstanding Letters of Credit (1)	$6,478	$6,543
Cash Restricted for PNC Sale-Leaseback Transactions (2)	7,419	15,125
Cash Restricted for Crestmark Sale-Leaseback Transaction	433	431
Bridgeport Fuel Cell Park Project Debt Service and Performance Reserves (3)	10,597	7,549
Orion Facility - Reserves and Project Proceeds Account (4)	—	11,193
Other	528	1,344
Total Restricted Cash	25,455	42,185
Restricted Cash and Cash Equivalents - Short-Term (5)	(10,212)	(9,233)
Restricted Cash and Cash Equivalents - Long-Term	$15,243	$32,952
(1)	Letters of credit outstanding as of July 31, 2021 expire on various dates through August 2028.

(2)	Long and short-term reserve that is to be used primarily to fund future module exchanges for operating projects falling under the PNC sale leaseback obligations. The decrease in restricted cash at July 31, 2021 compared to October 31, 2020 is a result of the Company’s performance in completing certain module replacements resulting in cash being unrestricted.
(3)	Long and short-term reserves for the Bridgeport Fuel Cell Park Project to fund future module exchanges and other performance requirements.
(4)	Reserves relating to the Orion Facility which were released upon the repayment of the Orion Facility.
(5)	Short-term restricted cash and cash equivalents are amounts expected to be released and categorized as unrestricted cash within twelve months of the balance sheet date.

Note 16. Debt

Debt as of July 31, 2021 and October 31, 2020 consisted of the following (in thousands):

	July 31,	October 31,
	2021	2020
Orion Energy Partners Credit Facility	$—	$80,000
Connecticut Green Bank Loan	4,800	4,800
Connecticut Green Bank Loan (Bridgeport Fuel Cell Project)	4,511	5,065
Liberty Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	7,986	9,549
Fifth Third Bank Term Loan Agreement (Bridgeport Fuel Cell Project)	7,986	9,549
Finance obligation for sale-leaseback transactions	48,626	49,274
State of Connecticut Loan	8,832	9,454
Liberty Bank Promissory Note (PPP Note)	—	6,515
Finance lease obligations	116	38
Deferred finance costs	(1,304)	(3,737)
Unamortized debt discount	—	(5,152)
Total debt and financing obligations	$81,553	$165,355
Current portion of long-term debt and financing obligations	(9,154)	(21,366)
Long-term debt and financing obligations	$72,399	$143,989

Orion Energy Partners Investment Agent, LLC Credit Agreement

On November 30, 2020, the Company, its subsidiary guarantors, and the Orion Agent entered into a payoff letter with respect to the Orion Credit Agreement (the “Orion Payoff Letter”). Pursuant to the Orion Payoff Letter, on December 7, 2020, the Company paid a total of $87.3 million to the Orion Agent, representing the outstanding principal, accrued but unpaid interest, prepayment premium, fees, costs and other expenses due and owing under the Orion Facility and the Orion Credit Agreement and related loan documents, in full repayment of the Company’s outstanding indebtedness under the Orion Facility and the Orion Credit Agreement and related loan documents. In accordance with the Orion Payoff Letter, the aggregate prepayment premium set forth in the Orion Credit Agreement was reduced from approximately $14.9 million to $4.0 million and the Orion Agent, on behalf of itself and the lenders, agreed that any portion of the prepayment premium that would otherwise be required to be paid pursuant to the Orion Credit Agreement in excess of $4.0 million was waived by the Orion Agent and the lenders. The Company expensed the remaining deferred finance costs and debt discount of $7.1 million. The Company has classified the $4.0 million prepayment premium and the deferred finance costs and debt discount expense as Loss on extinguishment of debt and financing obligation on the Consolidated Statements of Operations and Comprehensive Loss.

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

Note 17. Benefit Plans

We have stockholder approved equity incentive plans, a stockholder approved Employee Stock Purchase Plan and an employee tax-deferred savings plan. During the nine months ended July 31, 2021, the Company approved a sub-plan to its 2018 Omnibus Incentive Plan, as amended and restated, which is described in more detail below.

2018 Omnibus Incentive Plan

The Company’s 2018 Omnibus Incentive Plan (as amended and restated from time to time, the “2018 Incentive Plan”) authorizes grants of stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, performance units and incentive awards to employees, directors, consultants and advisors. Stock options, RSAs, RSUs and SARs have restrictions as to transferability. Stock option exercise prices are fixed by the Company’s Board of Directors but shall not be less than the fair market value of our common stock on the date of the grant. SARs may be granted in conjunction with stock options.

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

On November 24, 2020, 848,078 RSUs were awarded under the LTI Plan, which include 551,252 performance units and 296,826 time-based units. Should the Company’s share price achieve the 200% performance level, awardees will receive up to 551,252 additional RSUs. The performance units were valued based on a Monte-Carlo Simulation, and the estimated fair value of the 275,626 relative TSR performance units was $14.41 per share and the estimated fair value of the 275,626 absolute TSR performance units was $15.36 per share. The performance units and time-based units are expensed over the three-year service period.

On April 8, 2021, the Company’s stockholders approved an amendment and restatement of the 2018 Incentive Plan to authorize the Company to issue up to 8,000,000 additional shares of the Company’s common stock. Following the approval of the amendment and restatement, the Company has the authority to issue a total of 12,333,333 shares of the Company’s common stock.

Share-based compensation was reflected in the Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months Ended July 31,		Nine months Ended July 31,
	2021	2020	2021	2020
Cost of revenues	$133	$46	$449	$267
General and administrative expense	706	338	2,941	919
Research and development expense	33	6	97	40
	$872	$390	$3,487	$1,226

Restricted Stock Awards and Restricted Stock Units Including Performance Based Awards

The following table summarizes our RSA and RSU activity for the nine months ended July 31, 2021:

Restricted Stock Awards and Units	Shares	Weighted-Average Fair Value
Outstanding as of October 31, 2020	2,067,140	$5.06
Granted - performance units	551,252	14.89
Granted - time-vesting restricted stock units	296,826	3.28
Vested	(221)	20.40
Outstanding as of January 31, 2021	2,914,997	$5.46
Granted - time-vesting restricted stock units	37,550	11.05
Vested	(81,878)	13.13
Forfeited	(53,532)	10.86
Outstanding as of April 30, 2021	2,817,137	$5.24
Granted - time-vesting restricted stock units	19,826	7.00
Vested	(835)	22.44
Forfeited	(170,364)	7.53
Outstanding as of July 31, 2021	2,665,764	$5.10

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

Other

As of July 31, 2021, the Company had unconditional purchase commitments aggregating $78.1 million for materials, supplies and services in the normal course of business.

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

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which has delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims not yet filed in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of July 31, 2021, outstanding accounts receivable due from KOSPO were $9.6 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to the Company resulting from the attachments.

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

In July 2020, the Company discontinued revenue recognition of the deferred license revenue related to the terminated License Agreements given the pending arbitration and will continue to evaluate this deferred revenue in future periods.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleged that it was seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether the Company’s Board of Directors and its management breached their fiduciary duties of loyalty, due care, and good faith. POSCO Energy sought an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deems just and proper. On July 9, 2021, the Court issued a post-trial ruling denying POSCO Energy’s demand to inspect the Company’s books and records because POSCO Energy lacked a proper purpose.  The Court held that the totality of the circumstances, including the fact that this complaint was the seventh legal action POSCO Energy initiated against the Company within the span of nine months, confirmed that POSCO Energy’s purpose in initiating the books and records demand and filing the complaint was not proper.

On September 14, 2020, POSCO Energy filed a complaint in the United States District Court for the Southern District of New York alleging that the Company delayed the removal of restrictive legends on certain share certificates held by POSCO Energy in 2018, thus precluding POSCO Energy from selling the shares and resulting in claimed losses in excess of $1 million.

The Company does not believe that any of the arbitrations or legal proceedings brought against the Company by POSCO Energy are for a proper purpose. Further, the Company believes that all such arbitrations and legal proceedings are in fact simply fulfillment of POSCO Energy’s prior threats to file a series of actions against the Company and are attempts to obtain leverage over the Company and, in certain proceedings, gain advantage in the pending arbitration filed by the Company against POSCO Energy. The Company continues to vigorously defend itself against POSCO Energy’s claims in all forums and believes, as was the case with POSCO Energy’s books and records demand, that it will be apparent at the conclusion of each matter that each action was filed for an improper purpose.

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

Note 19. Subsequent Events

Crestmark Sale-Leaseback Transaction

On August 25, 2021, an indirect wholly-owned subsidiary of the Company, San Bernardino Fuel Cell, LLC (“SBFC”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) and an Equipment Lease Agreement (the “Lease”) with Crestmark. Under these agreements, SBFC sold the 1.4 megawatt (“MW”) biogas fueled fuel cell power plant (the “Plant”) located at the San Bernardino wastewater treatment plant in San Bernardino, California to Crestmark for a purchase price of $10.2 million and then leased the Plant back from Crestmark. SBFC sells the power produced by the Plant to a third party under a twenty-year PPA (the “San Bernardino PPA”).

The Lease has an initial term of ten years but may be extended at the option of SBFC. An initial rental down payment and one quarter’s rent totaling $2.2 million was paid using the proceeds from the sale of the Plant. Lease payments are expected to be funded with proceeds from the sale of power under the San Bernardino PPA on a quarterly basis.

Reserves covering debt service and future module replacement totaling $2.5 million were also deducted from the proceeds from the sale of the Plant and will be classified as restricted cash of the Company until such time as it meets its performance obligations (such as servicing the Plant and providing module replacements) under the Long Term Service Agreement for the Plant. The Company’s net unrestricted cash proceeds from the transaction totaled approximately $5.3 million, which is the purchase price less the initial rent payments, debt and module reserves, and taxes and transaction fees.

In addition, SBFC and Crestmark entered into an Assignment Agreement on August 25, 2021 (the “Assignment Agreement”) and FuelCell Energy Finance, LLC (“FuelCell Finance”, a wholly-owned subsidiary of the Company and the direct parent of SBFC) and Crestmark entered into a Pledge Agreement on August 25, 2021 (the “Pledge Agreement”) pursuant to which agreements collateral was provided to Crestmark to secure SBFC’s obligations under the Lease which includes a security interest in (i) certain agreements relating to the sale-leaseback transaction, (ii) the revenues with respect to the Plant, (iii) a cash module replacement reserve for the Plant, and (iv) FuelCell Finance’s equity interest in SBFC. SBFC and the Company also entered into a Technology License and Access Agreement with Crestmark on August 25, 2021, which provides Crestmark with certain intellectual property license rights to have access to the Company’s proprietary fuel cell technology, but only for the purpose of maintaining and servicing the Plant in certain circumstances in which the Company is not satisfying its obligations under its service agreement with regard to the maintenance and servicing of the Plant.

Pursuant to the Lease, SBFC has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. investment tax credit (“ITC”) anticipated to be realized by Crestmark in connection with this sale-leaseback transaction. Such obligation would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the U.S. Internal Revenue Service (“IRS”). The Company does not believe that any such obligation is probable based on the facts known as of August 25, 2021. The maximum potential future payments that SBFC could be required to make as a result of this obligation would depend on the difference between the fair value of the fuel cell project sold or financed and the value the IRS would determine as the fair value of the project for purposes of claiming the ITC. The value of the ITC in the sale-leaseback agreements is based on guidelines provided by regulations from the IRS. The Company and Crestmark used a fair value determined with the assistance of an independent third-party appraisal.

The Purchase Agreement and the Lease contain representations and warranties, affirmative and negative covenants, and events of default that entitle Crestmark to cause SBFC’s indebtedness under the Lease to become immediately due and payable.

Pursuant to a Guaranty Agreement executed on August 25, 2021 by the Company for the benefit of Crestmark (the “Guaranty”), the Company has guaranteed the payment and performance of SBFC’s obligations under the Lease.

East West Bank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bancorp, Inc. (“East West Bank”) for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT, also known as the Submarine Force. East West Bank’s tax equity commitment totals $15 million (the “Purchase Price”).

This transaction was structured as a "partnership flip," which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case Groton Station Fuel Cell Holdco, LLC (the “Partnership”) was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Groton Station Fuel Cell, LLC (the “Project Company”) which in turn owns the Groton Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Partnership is owned by East West Bank, holding Class A Units and Fuel Cell Energy Finance Holdco, LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units.  The acquisition of the Project Company by the Partnership was funded in part by an initial draw from East West Bank and funds contributed downstream to the Partnership by the Company. The initial closing occurred on August 4, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the Groton Project would be eligible for the ITC under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company was able to draw down $3.0 million, of which approximately $0.8 million was used to pay closing costs including appraisal fees, title insurance expenses and legal and consulting fees. The Company is eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation.  When such funds are drawn down, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company.

Under a partnership flip structure, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, East West Bank will receive substantially all of the non-cash value attributable to the Groton Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, the Company will receive a majority of the cash distributions (based on the operating income of the Groton Project), which are paid quarterly. After East West Bank receives its contractual rate of return, the Company will receive approximately 95% of the cash and tax allocations. The Company (through a separate wholly owned entity) may enter into a back leverage debt financing transaction and use the cash distributions from the Partnership to service the debt.

Under this partnership flip structure, we have an option to acquire all of the equity interests that East West Bank holds in the Partnership starting approximately five and a half years (the anticipated “flip” date) after the Groton Project is operational. If we exercise this option, we are required to pay the greater of the following: (i) the fair market value of East West Bank's equity interest at the time the option is exercised, (ii) 5% of the Purchase Price or (iii) East West Bank’s claim in liquidation determined using the hypothetical liquidation at book value method.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, as well as management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization, impairment of goodwill and in-process research and development intangible assets, impairment of long-lived assets (including project assets), lease liabilities and right-of-use (“ROU”) assets, and contingencies, and in management’s assessment of the Company’s ability to meet its obligations as they come due over the next twelve months. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The following discussion should be read in conjunction with information included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 filed with the Securities and Exchange Commission (“SEC”). Unless otherwise indicated, the terms “Company”, “FuelCell Energy”, “we”, “us”, and “our” refer to FuelCell Energy, Inc. and its subsidiaries. All tabular dollar amounts are in thousands.

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

Recent Developments

Crestmark Sale-Leaseback Transaction

On August 25, 2021, an indirect wholly-owned subsidiary of the Company, San Bernardino Fuel Cell, LLC (“SBFC”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) and an Equipment Lease Agreement (the “Lease”) with Crestmark Equipment Finance (“Crestmark”). Under these agreements, SBFC sold the 1.4 megawatt (“MW”) biogas fueled fuel cell power plant (the “Plant”) located at the San Bernardino wastewater treatment plant in San Bernardino, California to Crestmark for a purchase price of $10.2 million and then leased the Plant back from Crestmark. SBFC sells the power produced by the Plant to a third party under a twenty-year power purchase agreement (the “San Bernardino PPA”).

The Lease has an initial term of ten years but may be extended at the option of SBFC. An initial rental down payment and one quarter’s rent totaling $2.2 million was paid using the proceeds from the sale of the Plant. Lease payments are expected to be funded with proceeds from the sale of power under the San Bernardino PPA on a quarterly basis.

Reserves covering debt service and future module replacement totaling $2.5 million were also deducted from the proceeds from the sale of the Plant and will be classified as restricted cash of the Company until such time as it meets its performance obligations (such as servicing the Plant and providing module replacements)  under the Long Term Service Agreement for the Plant. The Company’s net unrestricted cash proceeds from the transaction totaled approximately $5.3 million, which is the purchase price less the initial rent payments, debt and module reserves, and taxes and transaction fees.

In addition, SBFC and Crestmark entered into an Assignment Agreement on August 25, 2021 (the “Assignment Agreement”) and FuelCell Energy Finance, LLC (“FuelCell Finance”, a wholly-owned subsidiary of the Company and the direct parent of SBFC) and Crestmark entered into a Pledge Agreement on August 25, 2021 (the “Pledge Agreement”) pursuant to which agreements collateral was provided to Crestmark to secure SBFC’s obligations under the Lease which includes a security interest in (i) certain agreements relating to the sale-leaseback transaction, (ii) the revenues with respect to the Plant, (iii) a cash module replacement reserve for the Plant, and (iv) FuelCell Finance’s equity interest in SBFC. SBFC and the Company also entered into a Technology License and Access Agreement with Crestmark on August 25, 2021, which provides Crestmark with certain intellectual property license rights to have access to the Company’s proprietary fuel cell technology, but only for the purpose of maintaining and servicing the Plant in certain circumstances in which the Company is not satisfying its obligations under its service agreement with regard to the maintenance and servicing of the Plant.

Pursuant to the Lease, SBFC has an obligation to indemnify Crestmark for the amount of any actual reduction in the U.S. investment tax credit (“ITC”) anticipated to be realized by Crestmark in connection with this sale-leaseback transaction. Such obligation would arise as a result of reductions to the value of the underlying fuel cell project as assessed by the U.S. Internal Revenue Service (“IRS”). The Company does not believe that any such obligation is probable based on the facts known as of August 25, 2021. The maximum potential future payments that SBFC could be required to make as a result of this obligation would depend on the difference between the fair value of the fuel cell project sold or financed and the value the IRS would determine as the fair value of the project for purposes of claiming the ITC. The value of the ITC in the sale-leaseback agreements is based on guidelines provided by regulations from the IRS. The Company and Crestmark used a fair value determined with the assistance of an independent third-party appraisal.

The Purchase Agreement and the Lease contain representations and warranties, affirmative and negative covenants, and events of default that entitle Crestmark to cause SBFC’s indebtedness under the Lease to become immediately due and payable.

Pursuant to a Guaranty Agreement executed on August 25, 2021 by the Company for the benefit of Crestmark (the “Guaranty”), the Company has guaranteed the payment and performance of SBFC’s obligations under the Lease.

East West Bank Tax Equity Financing Transaction

The Company closed on a tax equity financing transaction in August 2021 with East West Bancorp, Inc. (“East West Bank”) for the 7.4 MW fuel cell project (the “Groton Project”) located on the U.S. Navy Submarine Base in Groton, CT, also known as the Submarine Force. East West Bank’s tax equity commitment totals $15 million (the “Purchase Price”).

This transaction was structured as a "partnership flip," which is a structure commonly used by tax equity investors in the financing of renewable energy projects. Under this partnership flip structure, a partnership, in this case Groton Station Fuel Cell Holdco, LLC (the “Partnership”) was organized to acquire from FuelCell Energy Finance II, LLC, a wholly-owned subsidiary of the Company, all outstanding equity interests in Groton Station Fuel Cell, LLC (the “Project Company”) which in turn owns the Groton Project and is the party to the power purchase agreement and all project agreements. At the closing of the transaction, the Partnership is owned by East West Bank, holding Class A Units and Fuel Cell Energy Finance Holdco, LLC, a subsidiary of FuelCell Energy Finance, LLC, holding Class B Units.  The acquisition of the Project Company by the Partnership was funded in part by an initial draw from East West Bank and funds contributed downstream to the Partnership by the Company. The initial closing occurred on August 4, 2021, upon the satisfaction of certain conditions precedent (including the receipt of an appraisal and confirmation that the Groton Project would be eligible for the ITC under Section 48 of the Internal Revenue Code of 1986, as amended).  In connection with the initial closing, the Company was able to draw down $3.0 million, of which approximately $0.8 million was used to pay closing costs including appraisal fees, title insurance expenses and legal and consulting fees. The Company is eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation.  When such funds are drawn down, the funds will be distributed upstream to the Company, as a reimbursement of prior construction costs incurred by the Company.

Under a partnership flip structure, tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, East West Bank will receive substantially all of the non-cash value attributable to the Groton Project, which includes accelerated depreciation and Section 48(a) investment tax credits; however, the Company will receive a majority of the cash distributions (based on the operating income of the Groton Project), which are paid quarterly. After East West Bank receives its contractual rate of return, the Company will receive approximately 95% of the cash and tax allocations. The Company (through a separate wholly owned entity) may enter into a back leverage debt financing transaction and use the cash distributions from the Partnership to service the debt.

Under this partnership flip structure, we have an option to acquire all of the equity interests that East West Bank holds in the Partnership starting approximately five and a half years (the anticipated “flip” date) after the Groton Project is operational. If we exercise this option, we are required to pay the greater of the following: (i) the fair market value of East West Bank's equity interest at the time the option is exercised, (ii) 5% of the Purchase Price or (iii) East West Bank’s claim in liquidation determined using the hypothetical liquidation at book value method.

Impact of the COVID-19 Pandemic

During fiscal year 2020, the Company launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at its Torrington, Connecticut manufacturing facility in March 2020. The Company also commenced remote work protocol for those employees worldwide that were capable of working from home. The Company took these actions to secure the safety of the Company’s employees, our corporate community as a whole, and the communities in which our team members live, and to adhere to Centers for Disease Control (CDC) recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. All employees that were not able to work from home during the manufacturing facility shutdown due to their job function received full wages and benefits during such time. We did not implement any furlough, layoff or shared work program during such time. The Company resumed manufacturing in June 2020 and the Torrington, Connecticut manufacturing facility employees returned to work. We established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home which was completed in April 2021, as a result of which all U.S. based employees are now back in the office. We continue to evaluate our ability to operate in the event of a resurgence of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. Given the recent increase of COVID-19 cases throughout the U.S. as a result of the highly transmissible Delta variant, the Company has instituted policies to protect its employees and customers such as mask mandates in our facilities and a mandatory vaccination policy requiring all U.S. employees to be fully vaccinated by November 1, 2021.

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

Comparison of Three Months Ended July 31, 2021 and 2020

Revenues and Costs of revenues

Our revenues and cost of revenues for the three months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Total revenues	$26,820	$18,728	$8,092	43%
Total costs of revenues	25,720	21,856	3,864	18%
Gross profit (loss)	$1,100	$(3,128)	$4,228	(135)%
Gross margin	4.1%	(16.7)%

Total revenues for the three months ended July 31, 2021 of $26.8 million reflects an increase of $8.1 million from $18.7 million for the same period in the prior year. Cost of revenues for the three months ended July 31, 2021 of $25.7 million increased $3.9 million from $21.9 million for the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the three months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	1,903	2,658	(755)	(28)%
Gross loss from product revenues	$(1,903)	$(2,658)	$755	28%
Product gross margin	N/A	N/A

There was no product revenue during the three months ended July 31, 2021 and 2020.

Cost of product revenues decreased $0.8 million for the three months ended July 31, 2021 to $1.9 million, compared to $2.7 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $1.7 million for the three months ended July 31, 2021 compared to approximately $2.6 million for the three months ended July 31, 2020. The decrease in manufacturing variances is primarily the result of increased production volumes during the three months ended July 31, 2021.

For the three months ended July 31, 2021, we operated at an annualized production rate of approximately 35 MW, which is an increase from the annualized production rate of 10 MW for the three months ended July 31, 2020. The production rate during the three months ended July 31, 2020 was impacted by the factory shutdown in response to the COVID-19 pandemic.

Service agreements and license revenues

Service agreements and license revenues and related costs for the three months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Service agreements and license revenues	$14,344	$7,113	$7,231	102%
Cost of service agreements and license revenues	13,026	8,833	4,193	47%
Gross profit (loss) from service agreements and license revenues	$1,318	$(1,720)	$3,038	(177)%
Service agreements and license revenues gross margin	9.2%	(24.2)%

Revenues for the three months ended July 31, 2021 from service agreements and license fee and royalty agreements increased $7.2 million to $14.3 million from $7.1 million for the three months ended July 31, 2020. The service and license revenues for the three months ended July 31, 2021 include revenues recorded for module exchanges at several plants and routine maintenance activities. The increase in revenue for the three months ended July 31, 2021 is primarily due to the fact that there were more module exchanges during the three months ended July 31, 2021 (generating approximately $13.4 million of revenue in the three months ended July 31, 2021 compared to revenue of $6.0 million in the comparable prior year period).

Cost of service agreements and license revenues increased $4.2 million to $13.0 million for the three months ended July 31, 2021 from $8.8 million for the three months ended July 31, 2020, resulting, in part, from the fact that there were several new module exchanges in the three months ended July 31, 2021 compared to two new module exchanges in the three months ended July 31, 2020. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross profit from service agreements and license revenues was $1.3 million for the three months ended July 31, 2021, which represents an increase of $3.0 million from a gross loss of $1.7 million for the three months ended July 31, 2020. The overall gross margin was 9.2% for the three months ended July 31, 2021 compared to a gross margin of (24.2)% in the comparable prior year period. Gross margin increased during the three months ended July 31, 2021 primarily due to more new module exchanges for projects with higher margins compared to the three months ended July 31, 2020.

Generation revenues

Generation revenues and related costs for the three months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Generation revenues	$6,230	$4,722	$1,508	32%
Cost of generation revenues	6,728	6,327	401	6%
Gross loss from generation revenues	$(498)	$(1,605)	$1,107	(69)%
Generation revenues gross margin	(8.0)%	(34.0)%

Revenues from generation for the three months ended July 31, 2021 totaled $6.2 million, which represents an increase of $1.5 million from revenue recognized of $4.7 million for the three months ended July 31, 2020. Generation revenues for the three months ended July 31, 2021 and 2020 reflect revenue from electricity generated under our power purchase agreements (“PPAs”) as well as sales of renewable energy credits. The increase in generation revenues in the three months ended July 31, 2021 is primarily due to higher operating output of the generation fleet portfolio as a result of investments in maintenance activities and an increase in the size of the fleet.

Cost of generation revenues totaled $6.7 million in the three months ended July 31, 2021. The increase from the comparable prior year period was primarily due to an increase in maintenance activities undertaken in the three months ended July 31, 2021 in order to improve operating output. Cost of generation revenues included depreciation and amortization of approximately $3.3 million and $3.4 million for the three months ended July 31, 2021 and 2020, respectively.

The decrease in generation revenues gross margin loss is primarily related to an increase in revenues and a decrease in depreciation expense compared to the three months ended July 31, 2020.

We had 34.0 MW of operating power plants in our operating portfolio as of July 31, 2021, which increased from 32.6 MW as of July 31, 2020.  The increase relates to the 1.4 MW platform at the wastewater treatment facility in San Bernardino which commenced commercial operations during the three months ended July 31, 2021.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the three months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Advanced Technologies contract revenues	$6,246	$6,893	$(647)	(9)%
Cost of Advanced Technologies contract revenues	4,063	4,038	25	1%
Gross profit from Advanced Technologies contracts	$2,183	$2,855	$(672)	(24)%
Advanced Technologies contract gross margin	35.0%	41.4%

Advanced Technologies contract revenues decreased to $6.2 million for the three months ended July 31, 2021 from $6.9 million for the three months ended July 31, 2020. Compared to the three months ended July 31, 2020, Advanced Technologies contract revenues recognized under the Joint Development Agreement entered into with ExxonMobil Research and Engineering Company (“EMRE”) on November 5, 2019 (the “EMRE Joint Development Agreement”) were approximately $0.1 million higher during the three months ended July 31, 2021, reflecting continued performance under the EMRE Joint Development Agreement during the quarter. However, the increased revenues under the EMRE Joint Development Agreement were offset by $0.8 million less revenue recognized under government contracts during the three months ended July 31, 2021 than during the three months ended July 31, 2020.

Cost of Advanced Technologies contract revenues were $4.1 million for the three months ended July 31, 2021, compared to $4.0 million for the same period in the prior year. Advanced Technologies contracts for the three months ended July 31, 2021 generated a gross margin of $2.2 million compared to a gross margin of $2.9 million for the three months ended July 31, 2020. The decrease in Advanced Technologies contract gross margin is primarily related to the mix of government contracts which resulted in a higher cost share incurred by the Company on such contracts in the three months ended July 31, 2021 compared to the three months ended July 31, 2020.

Administrative and selling expenses

Administrative and selling expenses were $8.7 million and $6.6 million for the three months ended July 31, 2021 and 2020, respectively. The three months ended July 31, 2021 included legal expenses associated with tax equity financings (refer to Note 19. “Subsequent Events” to the Consolidated Financial Statements for more information regarding the tax equity financings) and additional expense for share-based compensation of $0.5 million due to the grants made in August 2020 and November 2020 under our new Long Term Incentive Plans (the “LTI Plans”) (refer to Note 17. “Benefit Plans” to the Consolidated Financial Statements for more information on the November 2020 grants). Also contributing to the increase in administrative and selling expenses for the three months ended July 31, 2021 was increased compensation expense as a result of an increase in staff compared to the comparable prior year period.

Research and development expenses

Research and development expenses increased to $3.0 million for the three months ended July 31, 2021 compared to $1.0 million for the three months ended July 31, 2020. The increase relates to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period. The comparable prior year period was impacted by restructuring initiatives implemented in 2019 and the reallocation of resources from Company-funded research and development projects to funded Advanced Technologies projects.

Loss from operations

Loss from operations for the three months ended July 31, 2021 was $10.6 million compared to $10.8 million for the three months ended July 31, 2020. This decrease was due to a gross profit of $1.1 million in the three months ended July 31, 2021 compared to a gross loss of $3.1 million in the three months ended July 31, 2020, offset by a $4.1 million increase in operating expenses for the three months ended July 31, 2021. As discussed above, impacting gross profit for the quarter were (i) higher service gross margin primarily due to more new module exchanges for projects with higher margins during the quarter, (ii) improved generation gross margin primarily related to an increase in revenues and a decrease in depreciation expense, and (iii) lower manufacturing variances primarily as a result of increased production volumes. Operating expenses were higher in the period as (a) administrative and selling expenses for the three months ended July 31, 2021 were higher and included legal fees associated with tax equity financings, additional share-based compensation expense under the LTI Plans and an increase in compensation expense and (b) research and development expenses were higher due to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period.

Interest expense

Interest expense for the three months ended July 31, 2021 and 2020 was $1.6 million and $4.2 million, respectively. Interest expense for both periods presented includes interest related to sale-leaseback transactions and on the loans outstanding associated with the Bridgeport Fuel Cell Project. Interest expense for the three months ended July 31, 2020 includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. Amounts owed pursuant to the terms of the redeemable preferred stock issued by FCE FuelCell Energy, Ltd. (“FCE Ltd.”) (which is referred to elsewhere herein as the Series 1 Preferred Shares) were paid, in full, in December 2020. The decrease in interest expense for the three months ended July 31, 2021 is primarily due to the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement (as defined below), which was fully repaid in December 2020.

Change in fair value of common stock warrant liability

The $1.7 million expense for the three months ended July 31, 2020 represents an adjustment to the estimated fair value of the Orion Warrants (as defined below) still outstanding as of July 31, 2020.  The expense was primarily a result of an increase in the price of the Company’s common stock during the quarter ended July 31, 2020. On December 7, 2020, all remaining Orion Warrants were exercised.

Other income (expense), net

Other income (expense), net was $0.1 million and $(0.5) million for the three months ended July 31, 2021 and 2020, respectively. Other expense, net for the three months ended July 31, 2020 primarily relates to a foreign exchange loss of $0.6 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation (the Series 1 Preferred Share obligation) of our U.S. Dollar functional currency Canadian subsidiary (FCE Ltd.) offset by a gain of approximately $0.2 million related to the income from refundable research and development tax credits.

Gain on extinguishment of financing obligation

The $1.8 million gain for the three months ended July 31, 2020 represents the difference between the amount of the payoff of the lease and the repurchase of the UCI Fuel Cell, LLC project asset and the carrying amount of the financing obligation.

Provision for income taxes

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. There was an income tax provision of $7 thousand recorded for the three months ended July 31, 2021 compared to an income tax provision of $10 thousand for the three months ended July 31, 2020.

Series B preferred stock dividends

Dividends recorded on our 5% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) were $0.8 million for each of the three-month periods ended July 31, 2021 and 2020.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the three-month periods ended July 31, 2021 and 2020, net loss attributable to common stockholders was $12.8 million and $16.1 million, respectively, and loss per common share was $0.04 and $0.07, respectively. The decrease in the net loss attributable to common stockholders for the three months ended July 31, 2021 is primarily due to incurring a higher gross margin for the three months ended July 31, 2021 compared to the corresponding period in fiscal year 2020, lower interest expense during the quarter as a result of the repayment of the Orion Facility (as defined below) and the fact that there was no charge for the change in fair value of common stock warrant liability during the three months ended July 31, 2021 offset by higher operating expenses and the fact that there was no gain on extinguishment of financing obligation recorded in the three months ended July 31, 2021. The lower loss per common share for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 is primarily due to the higher weighted average shares outstanding as of July 31, 2021 as a result of share issuances since July 31, 2020 and the lower net loss attributable to common stockholders.

Comparison of Nine Months Ended July 31, 2021 and 2020

Revenues and Costs of revenues

Our revenues and cost of revenues for the nine months ended July 31, 2021 and 2020 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Total revenues	$55,650	$53,872	$1,778	3%
Total costs of revenues	62,924	53,552	9,372	18%
Gross (loss) profit	$(7,274)	$320	$(7,594)	(2,373)%
Gross margin	(13.1)%	0.6%

Total revenues for the nine months ended July 31, 2021 of $55.7 million reflects an increase of $1.8 million from $53.9 million during the same period in the prior year. Cost of revenues for the nine months ended July 31, 2021 of $62.9 million reflects a $9.4 million increase from $53.6 million during the same period in the prior year. A discussion of the changes in product revenues, service and license revenues, generation revenues and Advanced Technologies contract revenues follows.

Product revenues

Our product revenues, cost of product revenues and gross loss from product revenues for the nine months ended July 31, 2021 and 2020 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Product revenues	$—	$—	$—	N/A
Cost of product revenues	6,190	7,512	(1,322)	(18)%
Gross loss from product revenues	$(6,190)	$(7,512)	$1,322	(18)%
Product revenues gross loss	N/A	N/A

There was no product revenue during the nine months ended July 31, 2021 and 2020.

Cost of product revenues decreased $1.3 million for the nine months ended July 31, 2021 to $6.2 million, compared to $7.5 million in the same period in the prior year. Both periods were impacted by the under-absorption of fixed overhead costs due to low production volumes. Manufacturing variances, primarily related to low production volumes and unabsorbed overhead costs, totaled approximately $5.0 million for the nine months ended July 31, 2021 compared to approximately $7.0 million for the nine months ended July 31, 2020. The decline in manufacturing variances is primarily the result of increased production volumes.

For the nine months ended July 31, 2021, we operated at an annualized production rate of approximately 30 MW, which is an increase from the annualized production rate of 14.0 MW for the nine months ended July 31, 2020. The production rate during the nine months ended July 31, 2020 was impacted by the factory shutdown in response to the COVID-19 pandemic.

Service and license revenues

Service and license revenues and related costs for the nine months ended July 31, 2021 and 2020 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Service and license revenues	$19,917	$19,697	$220	1%
Cost of service and license revenues	20,992	16,418	4,574	28%
Gross (loss) profit from service and license revenues	$(1,075)	$3,279	$(4,354)	(133)%
Service and license revenues gross margin	(5.4)%	16.6%

Revenues for the nine months ended July 31, 2021 from service agreements and license fee and royalty agreements increased marginally by $0.2 million to $19.9 million from $19.7 million for the nine months ended July 31, 2020. The increase in service and license revenues for the nine months ended July 31, 2021 is primarily due to an increase in new module exchanges offset by cost estimate adjustments related to changes in the expected timing of future module exchanges. Service and license revenues for the nine months ended July 31, 2020 includes license revenues of $4.0 million associated with the EMRE Joint Development Agreement, while the nine months ended July 31, 2021 does not include comparable license revenues.

Cost of service and license revenues increased $4.6 million to $21.0 million for the nine months ended July 31, 2021 from $16.4 million for the nine months ended July 31, 2020. Cost of service and license revenues were higher for the nine months ended July 31, 2021 than for the nine months ended July 31, 2020 primarily due to increases in planned maintenance activities, increased module exchanges and continued investment in the service fleet in order to improve performance. Cost of service agreements includes maintenance and operating costs and module exchanges.

Overall gross loss from service agreements and license revenues was $1.1 million for the nine months ended July 31, 2021, which represents a decrease of $4.4 million from a gross profit of $3.3 million for the nine months ended July 31, 2020.

The overall gross margin was (5.4)% for the nine months ended July 31, 2021 compared to a gross margin of 16.6% in the comparable prior year period. Gross margin decreased during the nine months ended July 31, 2021 primarily due to residual value charges for certain plants which had reached the end of their service terms and an increase in performance guarantees in the nine months ended July 31, 2021, compared to gross margin for the nine months ended July 31, 2020 which included license revenues associated with the EMRE Joint Development Agreement which resulted in positive margins.

Generation revenues

Generation revenues and related costs for the nine months ended July 31, 2021 and 2020 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Generation revenues	$17,306	$14,795	$2,511	17%
Cost of generation revenues	23,265	17,576	5,689	32%
Gross loss from generation revenues	$(5,959)	$(2,781)	$(3,178)	114%
Generation revenues gross margin	(34.4)%	(18.8)%

Revenues from generation for the nine months ended July 31, 2021 totaled $17.3 million, which represents an increase of $2.5 million from revenue recognized of $14.8 million for the nine months ended July 31, 2020 due to improved operating output of the generation fleet portfolio and sales of renewable energy credits. Generation revenues for the nine months ended July 31, 2021 and 2020 reflect revenue from electricity generated under our PPAs and the sale of renewable energy credits.

Cost of generation revenues totaled $23.3 million in the nine months ended July 31, 2021, which represents an increase from the comparable prior year period primarily due to higher plant maintenance costs in 2021 in order to improve operating output and an increase in depreciation and amortization expense related to a higher installed base of operating assets for the 2021 period compared to the prior year period. Cost of generation revenues included depreciation and amortization of approximately $11.2 million and $9.6 million for the nine months ended July 31, 2021 and 2020, respectively, and the increase reflects additional depreciation expense recorded for module exchanges during the nine months ended July 31, 2021.

The decrease in generation revenues gross margin is primarily related to higher plant maintenance costs and depreciation expense compared to the nine months ended July 31, 2020.

Advanced Technologies contract revenues

Advanced Technologies contract revenues and related costs for the nine months ended July 31, 2021 and 2020 were as follows:

	Nine Months Ended July 31,		Change
(dollars in thousands)	2021	2020	$	%
Advanced Technologies contract revenues	$18,427	$19,380	$(953)	(5)%
Cost of Advanced Technologies contract revenues	12,477	12,046	431	4%
Gross profit from Advanced Technologies contracts	$5,950	$7,334	$(1,384)	(19)%
Advanced Technologies contract gross margin	32.3%	37.8%

Advanced Technologies contract revenues decreased 5% to $18.4 million for the nine months ended July 31, 2021 from $19.4 million for the nine months ended July 31, 2020. Compared to the nine months ended July 31, 2020, Advanced Technologies contract revenues recognized under the EMRE Joint Development Agreement were approximately $0.8 million higher during the nine months ended July 31, 2021, reflecting continued performance under the EMRE Joint Development Agreement during the nine months ended July 31, 2021. However, the increased revenues under the EMRE Joint Development Agreement were offset by the $1.9 million less revenue recognized under government contracts during the nine months ended July 31, 2021 than during the nine months ended July 31, 2020. Cost of Advanced Technologies contract revenues increased $0.4 million to $12.5 million for the nine months ended July 31, 2021, compared to $12.0 million for the same period in the prior year. Advanced Technologies contracts for the nine months ended July 31, 2021 generated a gross margin of $6.0 million compared to a gross margin of $7.3 million for the nine months ended July 31, 2020. The decrease in Advanced Technologies contract gross margin is related to the mix of government contracts which resulted in a higher cost share incurred by the Company on such contracts in the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020.

Administrative and selling expenses

Administrative and selling expenses were $27.3 million and $19.0 million for the nine months ended July 31, 2021 and 2020, respectively. The nine months ended July 31, 2021 included legal expenses for tax equity financings (refer to Note 19. “Subsequent Events” to the Consolidated Financial Statements for more information regarding the tax equity financings), additional expense for shared-based compensation of $2.3 million due to the grants made in August 2020 and November 2020 under our new LTI Plans (refer to Note 17. “Benefit Plans” to the Consolidated Financial Statements for more information on the November 2020 grants), increased compensation expense and proxy mailing expenses associated with the Company’s annual stockholder meeting. The comparable prior year period also included a legal settlement of $2.2 million which was recorded as an offset to administrative and selling expenses.

Research and development expenses

Research and development expenses increased to $7.8 million for the nine months ended July 31, 2021 compared to $3.3 million for the nine months ended July 31, 2020. The increase relates to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period. The comparable prior year period was impacted by restructuring initiatives implemented in 2019 and the reallocation of resources from Company-funded research and development projects to funded Advanced Technologies projects. During the nine months ended July 31, 2021, the Company successfully commenced operation and testing of a prototype solid oxide electrolysis hydrogen platform in Danbury, Connecticut.

Loss from operations

Loss from operations for the nine months ended July 31, 2021 was $42.3 million compared to $22.0 million for the nine months ended July 31, 2020. This increase was due to a gross loss of $7.3 million and a $12.7 million increase in operating expenses for the nine months ended July 31, 2021.

As discussed above, impacting gross loss for the nine month period ended July 31, 2021 were (i) lower service gross margin primarily due to residual value charges for certain plants which had reached the end of their service terms and an increase in performance guarantees, whereas gross margin for the nine months ended July 31, 2020 included license revenues associated with the EMRE Joint Development Agreement which resulted in positive margins, (ii) lower generation revenues gross margin primarily related to higher plant maintenance costs and depreciation expense and (iii) lower Advanced Technologies gross margin related to the mix of government contracts during the period. These impacts were partially offset by lower manufacturing variances primarily resulting from increased production volumes.

Operating expenses were higher in the period as administrative and selling expenses and research and development expenses both increased for the nine months ended July 31, 2021. Administrative and selling expenses included legal expenses for tax equity financings, additional share-based compensation expense under the LTI Plans, an increase in compensation expense, and proxy mailing expenses associated with the Company’s annual stockholder meeting. In addition, administrative and selling expenses for the nine months ended July 31, 2020 included a $2.2 million legal settlement that offset administrative and selling expenses and there was no comparable gain for the nine months ended July 31, 2021. Research and development expenses were higher due to an increase in spending on the Company’s hydrogen commercialization initiatives compared to the comparable prior year period.

Interest expense

Interest expense for the nine months ended July 31, 2021 and 2020 was $5.7 million and $11.0 million, respectively. Interest expense for both periods presented includes interest related to sale-leaseback transactions and on the loans outstanding associated with the Bridgeport Fuel Cell Project. Interest expense for both periods also includes interest for the amortization of the redeemable preferred stock of subsidiary fair value discount. Amounts owed pursuant to the terms of the redeemable preferred stock issued by FCE Ltd. (which is referred to elsewhere herein as the Series 1 Preferred Shares) were paid, in full, in December 2020. The decrease in interest expense for the nine months ended July 31, 2021 is primarily due to the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement (as defined below), which was fully repaid in December 2020.

Loss (gain) on extinguishment of debt and financing obligation

The loss on extinguishment of debt for the nine months ended July 31, 2021 represents costs associated with the repayment of the $80.0 million principal balance outstanding under the Orion Credit Agreement. The loss on extinguishment of debt amount includes an early prepayment penalty of $4.0 million and the write-off of unamortized debt discounts and deferred finance costs of $7.1 million. The $1.8 million gain for the nine months ended July 31, 2020 represents the difference between the amount of the payoff of the lease and the repurchase of the UCI Fuel Cell, LLC project asset and the carrying amount of the financing obligation.

Loss of extinguishment of Series 1 preferred share obligation

A charge of $0.9 million was recorded for the extinguishment of preferred stock obligation of subsidiary to recognize the difference between the amount of the payoff of the obligation and the carrying amount of the Series 1 Preferred Share obligation.

Change in fair value of common stock warrant liability

The $16.0 million expense for the nine months ended July 31, 2021 represents an adjustment to the estimated fair value of the remaining Orion Warrants prior to exercise, which were exercised, in full, during the nine months ended July 31, 2021. The $39.3 million expense for the nine months ended July 31, 2020 included $23.7 million for the Orion Warrants that were converted during the period and $15.6 million for the Orion Warrants that were still outstanding as of July 31, 2020.

Other (expense) income, net

Other (expense), net was ($0.8) million and other income, net was $0.4 million for the nine months ended July 31, 2021 and 2020, respectively. Other (expense), net for the nine months ended July 31, 2021 primarily relates to a foreign exchange loss of $0.9 million related to the remeasurement of the Canadian Dollar denominated preferred stock obligation (the Series 1 Preferred Share obligation) of our U.S. Dollar functional currency Canadian subsidiary (FCE Ltd.) prior to the payoff of the preferred share obligation in December 2020. Other income, net for the nine months ended July 31, 2020 primarily relates to a net non-cash gain on the extinguishment accounting related to the modification of the Series 1 Preferred Shares including the extinguishment related to the embedded derivatives.

Provision for income taxes, net

We have not paid federal or state income taxes in several years due to our history of net operating losses, although we have paid foreign income and withholding taxes in South Korea. There was an income tax provision recorded for the nine months ended July 31, 2021 of $3 thousand compared to an income tax provision of $40 thousand for the nine months ended July 31, 2020.

Series B preferred stock dividends

Dividends recorded on our Series B Preferred Stock were $2.4 million and $2.5 million for the nine-month periods ended July 31, 2021 and 2020, respectively.

Net loss attributable to common stockholders and loss per common share

Net loss attributable to common stockholders represents the net loss for the period less the preferred stock dividends on the Series B Preferred Stock. For the nine-month periods ended July 31, 2021 and 2020, net loss attributable to common stockholders was $79.3 million and $72.8 million, respectively, and loss per common share was $0.24 and $0.35, respectively. The increase in the net loss attributable to common stockholders for the nine months ended July 31, 2021 is primarily due to incurring (i) a gross loss for the period compared to a gross profit for the corresponding period in fiscal year 2020, (ii) higher operating expenses for the period, (iii) an $11.2 million loss recorded on the extinguishment of the Orion Facility, and (iv) a $0.9 million charge for the extinguishment of the Series 1 Preferred Share obligation. These amounts were offset by lower interest expense due to repayment of the Orion Facility and a lower charge for the change in fair value of common stock warrant liability. The net loss attributable to common stockholders for the nine-months ended July 31, 2020 reflected a $1.8 million gain on the extinguishment of a financing obligation.  There was no comparable gain recorded in the nine-months ended July 31, 2021. The lower loss per common share for the nine months ended July 31, 2021 as compared to the nine months ended July 31, 2020 is due to the higher weighted average shares outstanding as of July 31, 2021 as a result of share issuances since July 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview, Cash Position, Sources and Uses

Our principal sources of cash have been sales of our common stock through public equity offerings, proceeds from third party debt, project financing and tax monetization transactions, proceeds from the sale of our projects as well as research and development and service and license agreements with third parties. We have utilized this cash to develop and construct project assets, perform research and development on Advanced Technologies, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of July 31, 2021, unrestricted cash and cash equivalents totaled $468.6 million compared to $149.9 million as of October 31, 2020.

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

On June 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC and Barclays Capital Inc. with respect to an at the market offering program under which the Company may, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $500 million. From the date of the Open Market Sale Agreement through July 31, 2021, approximately 44.0 million shares were sold resulting in net proceeds to the Company totaling approximately $369.0 million. Subsequent to July 31, 2021, an additional 0.9 million shares were sold resulting in net proceeds of approximately $0.6 million. The remaining availability under the Open Market Sale Agreement as of the date of filing of this report is approximately $122.8 million. The Company plans to use the net proceeds from this offering to accelerate the development and commercialization of our Advanced Technologies products, including our solid oxide platform, for project development, for internal research and development, to invest in capacity expansion for solid oxide and carbonate fuel cell manufacturing, and for project financing, working capital support, and general corporate purposes.

We believe that our unrestricted cash and cash equivalents, expected receipts from our contracted backlog, and release of short-term restricted cash less expected disbursements over the next twelve months will be sufficient to allow the Company to meet its obligations for at least one year from the date of issuance of these financial statements.

To date, we have not achieved profitable operations or sustained positive cash flow from operations. The Company’s future liquidity will depend on its ability to (i) timely complete current projects in process within budget, (ii) increase cash flows from its generation portfolio, including by meeting conditions required to timely commence operation of new projects, operating its generation portfolio in compliance with minimum performance guarantees and operating its generation portfolio in accordance with revenue expectations, (iii) obtain financing for project construction, (iv) obtain permanent financing for its projects once constructed, (v) increase order and contract volumes, which would lead to additional product sales, service agreements and generation revenues, (vi) obtain funding for and receive payment for research and development under current and future Advanced Technologies contracts, (vii) successfully commercialize its Advanced Technologies platforms, including its solid oxide, hydrogen and carbon capture platforms, (viii) implement the product cost reductions necessary to achieve profitable operations, (ix) manage working capital and the Company’s unrestricted cash balance and (x) access the capital markets to raise funds through the sale of equity securities, convertible notes, and other equity-linked instruments.

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

Our operating portfolio (34.0 MW as of July 31, 2021) contributes higher long-term cash flows to the Company than if these projects had been sold. These projects currently generate approximately $19.9 million per year in annual revenue, but this amount may fluctuate from year to year depending on platform output, operational performance and management and site conditions. The Company plans to continue to grow this portfolio while also selling projects to investors. As of July 31, 2021, the Company had projects representing an additional 42.1 MW in various stages of development and construction, which projects are expected to generate operating cash flows in future periods, if completed. Retaining long-term cash flow positive projects, combined with our service fleet, is expected to result in reduced reliance on new project sales to achieve cash flow positive operations, however, operations and performance issues could impact results. We have worked with and are continuing to work with lenders and financial institutions to secure construction financing, long-term debt, tax equity and sale-leasebacks for our project asset portfolio, but there can be no assurance that such financing can be attained, or that, if attained, it will be retained and sufficient.

As of July 31, 2021, net debt outstanding related to project assets was $67.8 million. Future required payments totaled $40.3 million as of July 31, 2021. The outstanding financing obligations under our sale-leaseback transactions, which totaled $48.6 million as of July 31, 2021, include an embedded gain of $31.4 million, which will be recognized at the end of the applicable lease terms.

Our operating portfolio provides us with the full benefit of future cash flows, net of any debt service requirements.

The following table summarizes our operating portfolio as of July 31, 2021:

Project Name	Location	Power Off - Taker	Rated Capacity (MW)	Actual Commercial Operation Date (FuelCell Energy Fiscal Quarter)	PPA Term (Years)
Central CT State University (“CCSU”)	New Britain, CT	CCSU (CT University)	1.4	Q2 ‘12	10
UCI Medical Center (“UCI”)	Orange, CA	UCI (CA University Hospital)	1.4	Q1 '16	19
Riverside Regional Water Quality Control Plant	Riverside, CA	City of Riverside (CA Municipality)	1.4	Q4 '16	20
Pfizer, Inc.	Groton, CT	Pfizer, Inc.	5.6	Q4 '16	20
Santa Rita Jail	Dublin, CA	Alameda County, California	1.4	Q1 '17	20
Bridgeport Fuel Cell Project	Bridgeport, CT	Connecticut Light and Power Company (CT Utility)	14.9	Q1 '13	15
Tulare BioMAT	Tulare, CA	Southern California Edison (CA Utility)	2.8	Q1 '20	20
Triangle Street	Danbury, CT	Tariff - Eversource (CT Utility)	3.7	Q2 '20	Tariff
San Bernardino	San Bernardino, CA	City of San Bernardino Municipal Water Department	1.4	Q3 '21	20
		Total MW Operating:	34.0

The following table summarizes projects in process, all of which are in backlog, as of July 31, 2021:

Project Name	Location	Power Off-Taker	Rated Capacity (MW)	PPA Term (Years)
Groton Sub Base	Groton, CT	CMEEC (CT Electric Co-op)	7.4	20
Toyota	Los Angeles, CA	Southern California Edison; Toyota	2.3	20
LIPA 1	Long Island, NY	PSEG / LIPA, LI NY (Utility)	7.4	20
CT RFP-1	Hartford, CT	Eversource/United Illuminating (CT Utilities)	7.4	20
CT RFP-2	Derby, CT	Eversource/United Illuminating (CT Utilities)	14.8	20
SCEF - Derby	Derby, CT	Eversource/United Illuminating (CT Utilities)	2.8	20
		Total MW in Process:	42.1

The projects listed in the above table are in various stages of development or on-site construction and installation. Current project updates are as follows:

●	Groton Sub Base. The Company achieved mechanical completion, executed the interconnect agreement in July, and commenced the process of commissioning the 7.4 MW platform at the U.S. Navy Submarine Base in Groton, Connecticut. During the commissioning process (the final stage prior to commercial operation), a localized and contained elevated temperature was observed inside a component on one of the two installed plants and, as a result, the commissioning process was suspended. Due to the temporary elevated temperature being above the installation heat rating, we need to repair the gasket seals and insulation. Our team has identified the root cause of the issue and is in the process of applying improvements and preventative upgrades as well as making the necessary repairs to the plant. The issue identified affects unique aspects of this plant and does not affect the rest of our fleet. We expect to resume commissioning on the project in late September but timing is dependent on non-FuelCell Energy related activities on the Navy base. Our intent is to achieve commercial operations as expeditiously as possible. If commercial operations are delayed beyond October 18, 2021, an extension will be required from the Navy and the Navy will determine whether such extension will be granted. This platform, when fully operational, will demonstrate the ability of FuelCell Energy’s platforms to perform at high efficiencies and provide low CO2 to MWh output. Incorporation of the platform into a microgrid will demonstrate the ability of FuelCell Energy’s platforms to increase grid stability and resilience while supporting the U.S. military’s efforts to fortify base energy supply and demonstrating the Navy’s commitment to clean reliable power.

As described in additional detail above under “Overview and Recent Developments – Recent Developments – East West Bank Tax Equity Financing Transaction,” subsequent to quarter end, in August 2021, the Company closed on a tax equity financing transaction with East West Bank for this project. East West Bank’s tax equity commitment totals $15 million. In connection with the initial closing, the Company was able to draw down $3.0 million, of which approximately $0.8 million was used to pay closing costs including appraisal fees, title insurance expenses and legal and consulting fees. The Company is eligible to draw the remaining amount of the commitment, approximately $12 million, once the Groton Project achieves commercial operation. Under the terms of our agreement with East West Bank, the project has a required commercial operations deadline of October 18, 2021, unless that deadline is amended or waived. If commercial operations are delayed beyond October 18, 2021, an extension will be required from the Navy and the Navy will determine whether such extension will be granted.

.

●	San Bernardino, CA. This 1.4 MW platform located at the wastewater treatment facility in San Bernardino, California commenced commercial operation in July 2021.
●	LIPA - Yaphank (Long Island), NY. On-site civil construction of this 7.4 MW project has materially advanced, with all foundations having been completed and most equipment necessary for the complete construction of the fuel cell project having been delivered to the site.
●	Derby, CT. On-site civil construction of this 14.8 MW project has advanced, having largely completed the foundational construction necessary in order to begin to receive delivery of the fuel cell platform equipment. This utility scale fuel cell platform will contain 5 SureSource 3000 fuel cell systems that will be installed on engineering platforms alongside the Housatonic River.

●	Toyota - Port of Long Beach, CA. This 2.3 MW trigeneration platform, which will produce electricity, hydrogen and hot water, has advanced to early site civil construction. It is anticipated that the fuel cell platform equipment will be received on-site over the next 90 days following the date of filing of this report.

Backlog by revenue category is as follows:

●	Service agreements and license backlog totaled $149.2 million as of July 31, 2021, compared to $176.0 million as of July 31, 2020. Service agreements and license backlog includes future contracted revenue from maintenance and scheduled module exchanges for power plants under service agreements.
●	Generation backlog totaled $1.1 billion as of July 31, 2021 and July 31, 2020. Generation backlog represents future contracted energy sales under contracted PPAs or approved utility tariffs.
●	There was no product sales backlog as of July 31, 2021 or July 31, 2020.
●	Advanced Technologies contract backlog totaled $40.0 million as of July 31, 2021 compared to $51.9 million as of July 31, 2020. Advanced Technologies contract backlog primarily represents remaining revenue under the EMRE Joint Development Agreement and government projects.

Backlog decreased 2.2% to $1.30 billion as of July 31, 2021 compared to $1.33 billion as of July 31, 2020, reflecting the continued execution of backlog and adjustments to generation backlog, primarily resulting from the decrease in fuel pricing which has lowered estimated future revenue, offset by the inclusion of the project with United Illuminating in Derby, Connecticut which was awarded in the second quarter of this fiscal year.

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

Factors that may impact our liquidity

Factors that may impact our liquidity in fiscal year 2021 and beyond include:

●	The Company’s cash on hand and access to additional liquidity. As of July 31, 2021, unrestricted cash and cash equivalents totaled $468.6 million.
●	We bid on large projects in diverse markets that can have long decision cycles and uncertain outcomes. We manage production rate based on expected demand and project schedules. Changes to production rate take time to implement. The annualized production rate as of October 31, 2020 was 17 MW, which was impacted by the manufacturing facility shutdown from March 18, 2020 to June 22, 2020 that was implemented in response to the COVID-19 pandemic. During fiscal year 2020, we made a number of improvements in our manufacturing processes and capabilities, focusing on increasing throughput and simplifying and streamlining production steps, while implementing applicable social distancing protocols. As a result of these improvements, we now have the capability to increase our annualized production rate up to 45 MW on a single production shift. We have increased our annualized production rate from 17 MW at the end of fiscal year 2020 to 30 MW as of July 31, 2021, with an objective of reaching an annualized production rate of 45 MW by the end of this calendar year.
●	As project sizes and the number of projects evolves, project cycle times may increase. We may need to make significant up-front investments of resources in advance of the receipt of any cash from the financing or sale of our projects. These amounts include development costs, interconnection costs, costs associated with posting of letters of credit, bonding or other forms of security, and engineering, permitting, legal, and other expenses.
●	The amount of accounts receivable and unbilled receivables as of July 31, 2021 and October 31, 2020 was $36.5 million ($13.6 million of which is classified as “Other assets”) and $26.5 million ($8.9 million of which is classified as “Other assets”), respectively. Unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying contracts. Such costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers once we meet the billing criteria under the contracts. Our accounts receivable balances may fluctuate as of any balance sheet date depending on the timing of individual contract milestones and progress on completion of our projects.
●	The amount of total inventory as of July 31, 2021 and October 31, 2020 was $65.0 million ($4.6 million is classified as long-term inventory) and $60.0 million ($9.0 million is classified as long-term inventory), respectively, which includes work in process inventory totaling $34.2 million and $38.2 million, respectively. Work in process inventory can generally be deployed rapidly while the balance of our inventory requires further manufacturing prior to deployment. To execute on our business plan, we must produce fuel cell modules and procure balance of plant (“BOP”) components in required volumes to support our planned construction schedules and potential customer contractual requirements. As a result, we may manufacture modules or acquire BOP components in advance of receiving payment for such activities. This may result in fluctuations in inventory and in use of cash as of any given balance sheet date.
●	The amount of total project assets as of July 31, 2021 and October 31, 2020 was $199.2 million and $161.8 million, respectively. Project assets consist of capitalized costs for fuel cell projects that are operating and producing revenue or are under construction. Project assets as of July 31, 2021 consisted of $99.6 million of completed, operating installations and $99.6 million of projects in development. As of July 31, 2021, we had 34.0 MW of operating project assets that generated $17.3 million of revenue in the nine months ended July 31, 2021.
●	As of July 31, 2021, the Company had 42.1 MW of projects under development and construction, some of which are expected to generate operating cash flows beginning in fiscal years 2021 and 2022. To build out this portfolio, for fiscal year 2021, we forecast project asset expenditures to range between $60.0 million and $75.0 million compared to $31.5 million for fiscal year 2020. To fund such expenditures, the Company expects to use unrestricted cash on hand and to seek sources of construction financing. In addition, once the projects under development become operational, the Company will seek to obtain permanent financing (tax equity and debt) which would be expected to return cash to the business.
●	Capital expenditures are expected to range between $5.0 million to $7.0 million for fiscal year 2021, compared to capital expenditures of $0.4 million in fiscal year 2020, as we make investments in our factories, laboratories and business systems.
●	Company funded research and development activities are expected to increase to $10 million to $12 million in fiscal year 2021 (compared to approximately $4.8 million in fiscal year 2020) as we expect to accelerate commercialization of our Advanced Technologies solutions including distributed hydrogen, hydrogen based long duration energy storage and hydrogen power generation.
●	Under the terms of certain contracts, the Company will provide performance security for future contractual obligations. As of July 31, 2021, we had pledged approximately $25.5 million of our cash and cash equivalents as collateral for performance security and for letters of credit for certain banking requirements and contracts. This balance may increase with a growing backlog and installed fleet.

Depreciation and Amortization

As the Company builds project assets and makes capital expenditures, depreciation and amortization expenses are expected to increase. For the three months ended July 31, 2021 and 2020, depreciation and amortization totaled $4.5 million and $4.7 million, respectively (of these totals, approximately $3.3 million and $3.4 million for the three months ended July 31, 2021 and 2020, respectively, relate to depreciation and amortization of project assets in our generation portfolio). For the nine months ended July 31, 2021 and 2020, depreciation and amortization totaled $14.9 million and $13.8 million respectively (of these totals, approximately $11.2 million and $9.9 million for the nine months ended July 31, 2021 and 2020, respectively, relate to depreciation and amortization of project assets in our generation portfolio).

Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents totaled $494.0 million as of July 31, 2021 compared to $192.1 million as of October 31, 2020. As of July 31, 2021, unrestricted cash and cash equivalents was $468.6 million compared to $149.9 million of unrestricted cash and cash equivalents as of October 31, 2020. As of July 31, 2021, restricted cash and cash equivalents was $25.5 million, of which $10.2 million was classified as current and $15.2 million was classified as non-current, compared to $42.2 million of restricted cash and cash equivalents as of October 31, 2020, of which $9.2 million was classified as current and $33.0 million was classified as non-current.

The following table summarizes our consolidated cash flows:

	Nine Months Ended July 31,
(dollars in thousands)	2021	2020
Consolidated Cash Flow Data:
Net cash used in operating activities	$(61,299)	$(24,577)
Net cash used in investing activities	(44,208)	(24,264)
Net cash provided by financing activities	406,769	116,573
Effects on cash from changes in foreign currency rates	(8)	(230)
Net increase in cash, cash equivalents and restricted cash	$301,254	$67,502

The key components of our cash inflows and outflows were as follows:

Operating Activities – Net cash used in operating activities was $61.3 million during the nine months ended July 31, 2021, compared to $24.6 million of net cash used in operating activities during the nine months ended July 31, 2020.

Net cash used in operating activities for the nine months ended July 31, 2021 was primarily a result of the net loss of $76.9 million, increases in inventories of $11.0 million, unbilled receivables of $5.4 million, accounts receivable of $4.6 million, and other assets of $3.2 million, and decreases in deferred revenue of $4.5 million and accrued liabilities of $2.6 million partially offset by increases in accounts payable of $0.7 million and non-cash adjustments of $47.9 million.

Net cash used in operating activities for the nine months ended July 31, 2020 was primarily a result of the net loss of $70.3 million, increases in accounts receivable of $4.1 million, inventory of $2.7 million, unbilled receivables of $2.7 million and other assets of $1.7 million, and a decrease in accounts payable of $7.1 million, offset by an increase in accrued liabilities of $4.5 million, deferred revenue of $1.0 million and net non-cash adjustments of $59.2 million, including a $39.3 million charge related to the change in fair value of common stock warrant liability.

Investing Activities – Net cash used in investing activities was $44.2 million for the nine months ended July 31, 2021, compared to net cash used in investing activities of $24.3 million during the nine months ended July 31, 2020.

Net cash used in investing activities for the nine months ended July 31, 2021 included $41.3 million of project asset expenditures and $2.9 million of capital expenditures.

Net cash used in investing activities for the nine months ended July 31, 2020 included $23.5 million of project asset expenditures and a $0.6 million payment for a working capital adjustment for the acquisition of the Bridgeport Fuel Cell Project.

Financing Activities – Net cash provided by financing activities was $406.8 million during the nine months ended July 31, 2021, compared to net cash provided by financing activities of $116.6 million during the nine months ended July 31, 2020.

Net cash provided by financing activities during the nine months ended July 31, 2021 resulted from $523.7 million of proceeds from common stock sales, net of fees and expenses, and $0.9 million of proceeds received from warrant exercises, offset by debt repayments of $94.0 million primarily relating to the payoff of amounts owed under the Orion Credit Agreement and the PPP Note, payment of preferred dividends of $2.4 million under the terms of the Series B Preferred Stock, and payment of $21.5 million to repay all remaining obligations under the terms of the Series 1 Preferred Shares.

Net cash provided by financing activities during the nine months ended July 31, 2020 resulted from the receipt of $65.5 million of debt proceeds from the Orion Facility, net of a loan discount of $1.6 million, $14.4 million of proceeds from the Crestmark sale-leaseback transaction with respect to the Tulare BioMAT plant, $6.5 million of debt proceeds from Liberty Bank under the PPP Note, $3.0 million of debt proceeds from Connecticut Green Bank, and $64.7 million of proceeds from common stock sales, net of fees and expenses, offset by debt repayments of $27.8 million, the payment of deferred financing costs of $2.7 million and the payment of preferred dividends and return of capital of $5.4 million under the terms of the Series 1 Preferred Shares and the Series B Preferred Stock.

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

Commitments and Significant Contractual Obligations

A summary of our significant commitments and contractual obligations as of July 31, 2021 and the related payments by fiscal year are as follows:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Purchase commitments (1)	$78,118	$76,734	$1,384	$—	$—
Term loans (principal and interest)	38,257	8,031	15,875	9,706	4,645
Capital and operating lease commitments (2)	19,360	1,419	2,079	1,473	14,389
Sale-leaseback financing obligation (3)	17,216	2,977	5,423	5,386	3,430
Natural gas supply contract (4)	13,783	1,477	3,938	3,938	4,430
Option fee (5)	150	150	—	—	—
Series B Preferred dividends payable (6)	—	—	—	—	—
Totals	$166,884	$90,788	$28,699	$20,503	$26,894
(1)	Purchase commitments with suppliers for materials, supplies and services incurred in the normal course of business.
(2)	Future minimum lease payments on finance and operating leases.
(3)	Represents payments due under sale-leaseback transactions and related financing agreements between certain of our wholly-owned subsidiaries and PNC Energy Capital, LLC (“PNC”) and/or Crestmark Equipment Finance (“Crestmark”) (as applicable). Lease payments for each lease under these financing agreements are generally payable in fixed quarterly installments over a 10-year period.
(4)	During fiscal year 2020, the Company entered into a 7-year natural gas contract with an estimated annual cost per year of $2.0 million beginning on November 1, 2021. This gas contract is for the Company’s Yaphank project and the costs are expected to be offset by generation revenues on the project.
(5)	The Company entered into an agreement with a customer on June 29, 2016 that includes a fee for the purchase of the customer’s power platforms by the Company at the end of the term of the agreement. The fee is payable in installments over the term of the agreement.
(6)	We pay $3.2 million in annual dividends on our Series B Preferred Stock, if and when declared. The $3.2 million annual dividend payment, if dividends are declared, has not been included in this table as we cannot reasonably determine when or if we will be able to convert the Series B Preferred Stock into shares of our common stock. We may, at our option, convert these shares into the number of shares of our common stock that are issuable at the then prevailing conversion rate if the closing price of our common stock exceeds 150% of the then prevailing conversion price ($1,692 per share at July 31, 2021) for 20 trading days during any consecutive 30 trading day period.

Debt Paid Off During the Nine Months ended July 31, 2021

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

The Green Bank Amendment also modifies the repayment and mandatory prepayment terms and extends the maturity date set forth in the original Green Bank Loan Agreement. Under the Green Bank Amendment, to the extent that excess cash flow reserve funds under the BFC Credit Agreement (as defined below) are eligible for disbursement to Bridgeport Fuel Cell, LLC pursuant to Section 6.23(c) of the BFC Credit Agreement, such funds are to be paid to Connecticut Green Bank until the loans are repaid in full. The Green Bank Amendment further provides that any unpaid balance of the loan and all other obligations due under the Green Bank Loan Agreement will be due and payable on May 9, 2026. Finally, with respect to mandatory prepayments, the Green Bank Amendment provides that, when the Company has closed on the subordinated project term loan pursuant to the Commitment Letter, dated February 6, 2019, issued by Connecticut Green Bank to Groton Station Fuel Cell, LLC (“Groton Fuel Cell”) to provide a subordinated project term loan to Groton Fuel Cell in the amount of $5.0 million, the Company will be required to prepay to Connecticut Green Bank the lesser of any then outstanding amount of the December 2019 Loan and the amount of the subordinated project term loan actually advanced by Connecticut Green Bank. The balance under the original Green Bank Loan Agreement and the December 2019 Loan as of July 31, 2021 was $4.8 million.

Bridgeport Fuel Cell Project Loans

On May 9, 2019, in connection with the closing of the purchase of the membership interests of Bridgeport Fuel Cell, LLC (“BFC”) (and the 14.9 MW Bridgeport Fuel Cell Project), BFC entered into a subordinated credit agreement with the Connecticut Green Bank whereby Connecticut Green Bank provided financing in the amount of $6.0 million (the “Subordinated Credit Agreement”). This $6.0 million consisted of $1.8 million in incremental funding that was received by BFC and $4.2 million of funding previously received by FuelCell Energy, Inc. with respect to which BFC became the primary obligor. As security for the Subordinated Credit Agreement, Connecticut Green Bank received a perfected lien, subordinated and second in priority to the liens securing the $25.0 million loaned under the BFC Credit Agreement (as defined below), in all of the same collateral securing the BFC Credit Agreement. The interest rate under the Subordinated Credit Agreement is 8% per annum. Principal and interest are due monthly in amounts sufficient to fully amortize the loan over an 84-month period ending in May 2026. The Subordinated Credit Agreement contains customary representations, warranties and covenants. The Subordinated Credit Agreement contains a debt coverage ratio which is required to be maintained and may not be less than 1.10 as of the end of each fiscal quarter, beginning with the quarter ended July 31, 2020. The balance under the Subordinated Credit Agreement as of July 31, 2021 was $4.5 million.

On May 9, 2019, in connection with the closing of the purchase of the Bridgeport Fuel Cell Project, BFC entered into a Credit Agreement with Liberty Bank, as administrative agent and co-lead arranger, and Fifth Third Bank as co-lead arranger and swap hedger (the “BFC Credit Agreement”), whereby (i) Fifth Third Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition; and (ii) Liberty Bank provided financing in the amount of $12.5 million towards the purchase price for the BFC acquisition. As security for the BFC Credit Agreement, Liberty Bank and Fifth Third Bank were granted a first priority lien in (i) all assets of BFC, including BFC’s cash accounts, fuel cells, and all other personal property, as well as third party contracts including the Energy Purchase Agreement between BFC and Connecticut Light and Power Company dated July 10, 2009, as amended; (ii) certain fuel cell modules that are intended to be used to replace the Bridgeport Fuel Cell Project’s fuel cell modules as part of routine operation and maintenance; and (iii)  FuelCell Finance (a wholly-owned subsidiary of the Company and the direct parent of BFC) ownership interest in BFC. The maturity date under the BFC Credit Agreement is May 9, 2025. Monthly principal and interest are to be paid in arrears in an amount sufficient to fully amortize the term loan over a 72-month period. BFC has the right to make additional principal payments or pay the balance due under the BFC Credit Agreement in full, provided that it pays any associated breakage fees with regard to the interest rate swap agreements fixing the interest rate. The interest rate under the BFC Credit Agreement fluctuates monthly at the 30-day LIBOR rate plus 275 basis points.

An interest rate swap agreement was required to be entered into with Fifth Third Bank in connection with the BFC Credit Agreement to protect against movements in the floating LIBOR index. Accordingly, on May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap is adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended July 31, 2021 and 2020 resulted in a $0.1 million gain and a $0.04 million charge, respectively, and for the nine months ended July 31, 2021 and 2020 resulted in a $0.3 million gain and a $0.04 million charge, respectively. The fair value of the interest rate swap liability at July 31, 2021 and October 31, 2020 was $0.6 million and $0.9 million, respectively.

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

Restricted Cash

We have pledged approximately $25.5 million of our cash and cash equivalents as performance security and for letters of credit for certain banking requirements and contracts. As of July 31, 2021, outstanding letters of credit totaled $6.5 million. These expire on various dates through August 2028. Under the terms of certain contracts, we will provide performance security for future contractual obligations. The restricted cash balance as of July 31, 2021 also included $7.4 million primarily to support obligations under the power purchase and service agreements related to the PNC sale-leaseback transactions and $10.6 million relating to future obligations associated with the Bridgeport Fuel Cell Project. Refer to Note 15. “Restricted Cash” for a detailed discussion of the Company’s restricted cash balance.

Power purchase agreements

Under the terms of our PPAs, customers agree to purchase power from our fuel cell power plants at negotiated rates. Electricity rates are generally a function of the customers’ current and estimated future electricity pricing available from the grid. We are responsible for all operating costs necessary to maintain, monitor and repair our fuel cell power plants. Under certain agreements, we are also responsible for procuring fuel, generally natural gas or biogas, to run our fuel cell power platforms. In addition, under certain agreements, we are required to produce minimum amounts of power under our PPAs and we have the right to terminate PPAs by giving written notice to the customer, subject to certain exit costs. As of July 31, 2021, our operating portfolio was 34.0 MW.

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

Advanced Technologies contracts

We have contracted with various government agencies and certain companies from private industry to conduct research and development as either a prime contractor or sub-contractor under multi-year, cost-reimbursement and/or cost-share type contracts or cooperative agreements. Cost-share terms require that participating contractors share the total cost of the project based on an agreed upon ratio. In many cases, we are reimbursed only a portion of the costs incurred or to be incurred on the contract. While government research and development contracts may extend for many years, funding is often provided incrementally on a year-by-year basis if contract terms are met and Congress authorizes the funds. As of July 31, 2021, Advanced Technologies contract backlog totaled $40.0 million, of which $24.2 million is non-U.S. Government-funded, $15.6 million is U.S. Government-funded and $0.2 million is U.S. Government-unfunded. The amount that is non-U.S. Government-funded includes $10.0 million of milestone payments under the EMRE Joint Development Agreement that are contingent upon achieving technical milestones. If funding is terminated or delayed or if business initiatives change, we may choose to devote resources to other activities, including internally funded research and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations which are not classified as debt. We do not guarantee any third-party debt. See Note 18. “Commitments and Contingencies” to our Consolidated Financial Statements for the nine months ended July 31, 2021 included in this Quarterly Report on Form 10-Q for further information.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

Cash is invested overnight with high credit quality financial institutions and therefore we are not exposed to market risk on our cash holdings from changing interest rates. Based on our overall interest rate exposure as of July 31, 2021, including all interest rate sensitive instruments, a change in interest rates of 1% would not have a material impact on our results of operations.

Foreign Currency Exchange Risk

As of July 31, 2021, approximately 1.0% of our total cash and cash equivalents were in currencies other than U.S. dollars (primarily the Euro, Canadian dollars and South Korean Won) and we have no plans of repatriation. We make purchases from certain vendors in currencies other than U.S. dollars. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in currency hedging activities. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies.

Derivative Fair Value Exposure Risk

Interest Rate Swap

On May 16, 2019, an interest rate swap agreement (the “Swap Agreement”) was entered into with Fifth Third Bank in connection with the BFC Credit Agreement for the term of the loan. The net interest rate across the BFC Credit Agreement and the swap transaction results in a fixed rate of 5.09%. The interest rate swap will be adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. The valuation methodology involves comparison of (i) the sum of the present value of all monthly variable rate payments based on a reset rate using the forward LIBOR curve and (ii) the sum of the present value of all monthly fixed rate payments on the notional amount, which is equivalent to the outstanding principal amount of the loan. The fair value adjustments for the three months ended July 31, 2021 and 2020 resulted in a gain of $0.1 million and a charge of $0.04 million, respectively, and for the nine months ended July 31, 2021 and 2020 resulted in a gain of $0.3 million and a charge of $0.5 million, respectively.

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

On April 27, 2020, POSCO Energy initiated a series of three arbitration demands against the Company at the International Court of Arbitration of the International Chamber of Commerce seated in Singapore alleging certain warranty defects in a sub-megawatt conditioning facility at its facility in Pohang, South Korea and seeking combined damages of approximately $3.3 million. Prior to filing the arbitrations, POSCO Energy obtained provisional attachments from the Seoul Central District Court attaching certain revenues owed to the Company by Korea Southern Power Company (“KOSPO”) as part of such warranty claims, which has delayed receipt of certain payments owed to the Company. POSCO Energy subsequently sought additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on unspecified warranty claims not yet filed in an additional amount of approximately $7 million, and additional provisional attachments on KOSPO revenues from the Seoul Central District Court based on its alleged counterclaims in the license termination arbitration described below in an additional amount of approximately $110 million. As of July 31, 2021, outstanding accounts receivable due from KOSPO were $9.6 million. POSCO Energy posted a bond in the amount of $46 million to secure any damages to the Company resulting from the attachments.

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

In July 2020, the Company discontinued revenue recognition of the deferred license revenue related to the terminated License Agreements given the pending arbitration and will continue to evaluate this deferred revenue in future periods.

On August 28, 2020, POSCO Energy filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) purportedly seeking to enforce its rights as a stockholder of the Company to inspect and make copies and extracts of certain books and records of the Company and/or the Company’s subsidiaries pursuant to Section 220 of the Delaware General Corporation Law and/or Delaware common law. POSCO Energy alleged that it was seeking to inspect these documents for a proper purpose reasonably related to its interests as a stockholder of the Company, including investigating whether the Company’s Board of Directors and its management breached their fiduciary duties of loyalty, due care, and good faith. POSCO Energy sought an order of the Court permitting POSCO Energy to inspect and copy the demanded books and records, awarding POSCO Energy reasonable costs and expenses, including reasonable attorney’s fees incurred in connection with the matter, and granting such other and further relief as the Court deems just and proper.  On July 9, 2021, the Court issued a post-trial ruling denying POSCO Energy’s demand to inspect the Company’s books and records because POSCO Energy lacked a proper purpose.  The Court held that the totality of the circumstances, including the fact that this complaint was the seventh legal action POSCO Energy initiated against the Company within the span of nine months, confirmed that POSCO Energy’s purpose in initiating the books and records demand and filing the complaint was not proper.

On September 14, 2020, POSCO Energy filed a complaint in the United States District Court for the Southern District of New York alleging that the Company delayed the removal of restrictive legends on certain share certificates held by POSCO Energy in 2018, thus precluding POSCO Energy from selling the shares and resulting in claimed losses in excess of $1 million.

The Company does not believe that any of the arbitrations or legal proceedings brought against the Company by POSCO Energy are for a proper purpose. Further, the Company believes that all such arbitrations and legal proceedings are in fact simply fulfillment of POSCO Energy’s prior threats to file a series of actions against the Company and are attempts to obtain leverage over the Company and, in certain proceedings, gain advantage in the pending arbitration filed by the Company against POSCO Energy. The Company continues to vigorously defend itself against POSCO Energy’s claims in all forums and believes, as was the case with POSCO Energy’s books and records demand, that it will be apparent at the conclusion of each matter that each action was filed for an improper purpose.

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

Any outbreaks of contagious diseases, including the recent outbreak of the 2019 novel coronavirus (“COVID-19”) that was first detected in Wuhan, China in December 2019 and has since developed into a global pandemic, and other adverse public health developments in countries where we and our suppliers operate, could have a material and adverse effect on our business, financial condition and results of operations. These effects could include disruptions to or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, COVID-19 has resulted in a widespread health crisis that has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products or our ability to obtain financing for our business or projects. COVID-19 may impact the health of our team members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, or otherwise cause human impacts that may negatively impact our business. Any of these events, which may result in disruptions to our supply chain or customer demand, could materially and adversely affect our business and our financial results. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of COVID-19, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak, such as quarantine or “shelter-in-place” orders and business closures imposed by various states within the United States, and the impact on the U.S. or global economy. For example, on March 18, 2020, in response to the escalating global COVID-19 outbreak, we temporarily suspended operations at our Torrington, Connecticut manufacturing facility, and also ordered those employees that could work from home to do so. We resumed operations in the manufacturing facility on June 22, 2020, and we established a phased-in return to work schedule commencing March 15, 2021 for those employees working from home that was completed April 19, 2021 with all U.S.-based employees being back in the office. However, we continue to evaluate our ability to operate in the event of resurgences of COVID-19 and the advisability of continuing operations, based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, customers and stockholders. For example, given the recent increase of COVID-19 cases throughout the U.S. as a result of the highly transmissible Delta variant, the Company has instituted policies to protect its employees and customers such as mask mandates in our facilities and a mandatory vaccination policy requiring all U.S. employees to be fully vaccinated by November 1, 2021.  Accordingly, there can be no assurance that any of our facilities will remain open (in full or in part) or that our other operations will continue at full or limited capacity. If we again have to shut down production either due to a resurgence of the COVID-19 pandemic or due to an outbreak in one of our facilities, our project schedules and associated financing could be adversely affected. Further, we have experienced, and may continue to experience, increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for employees, including symptom checks and providing personal protective equipment, (ii) the expansion of benefits to our employees, including the provision of additional time off for employees who have contracted COVID-19 or are required to be quarantined or who are unable to obtain childcare to return to work, and the reimbursement of expenses incurred while working from home, (iii) implementing increased health and safety protocols at all of our facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products, and (iv) the increased cost of personal protective equipment. Although we believe the Company is currently considered an “essential” business in its operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, or any of these exemptions or exceptions do not extend to any of our key suppliers, our business, operating results and financial condition could be adversely impacted. While we have attempted to continue business development activities during the pandemic, state and local shutdowns, shelter-in-place orders and travel restrictions have impeded our ability to meet with customers and solicit new business, and certain bids and solicitations in which we typically participate have been postponed. As a result, at this time, it is impossible to predict the overall impact of COVID-19 on our business, liquidity, capital resources, supply chain and financial results or its effect on clean energy demand, capital budgets of our customers, or demand for our products. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic, or because the pandemic worsens again. Additional public health crises could also emerge in the future, including other pandemics or epidemics. Any such public health crisis could pose further risks to us and could also have a material adverse effect on our business, results of operations and financial position.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	Not applicable.
(c)	Stock Repurchases

The following table sets forth information with respect to purchases made by us or on our behalf of our common stock during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2021 – May 31, 2021	—	$—	—	—
June 1, 2021 – June 30, 2021	311	10.09	—	—
July 1, 2021 – July 31, 2021	—	—	—	—
Total	311	$10.09	—	—
(1)	Includes only shares that were surrendered by employees to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

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

10.1

Open Market Sale AgreementSM between FuelCell Energy, Inc. and Jefferies LLC and Barclays Capital Inc., dated June 11, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2021).

10.2	Employment Agreement, dated August 2, 2021 between Joshua Dolger and FuelCell Energy, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELCELL ENERGY, INC.
(Registrant)

September 14, 2021	/s/ Michael S. Bishop
Date	Michael S. Bishop Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)